Form 10QSB
period 2000-01-31
GREAT EXPECTATIONS & ASSOCIATES INC
filed 2000-06-28
CIK 1100397

SECURTIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
SECURITIES EXCHANGE ACT OF 1934



FORM 10QSB



FOR THE QUARTER ENDED JANUARY 31, 2000
COMMISSION FILE NUMBER 0001084937


GREAT EXPECTATIONS AND ASSOCIATES, INC.
(Exact name of Registrant as specified in its charter)



Colorado                                    84-1521955
(State or other jurisdiction of    (I.R.S. Employer I.D.)
  incorporation or organization)




501 S. Cherry Street, Suite 610, Denver, Co. 80246
Registrant's Telephone Number, including area code   (303) 320-0066


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.


Yes__x___                 No______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 166,120,000 shares.

Great Expectations and Associates, Inc.

Index


Part I        Financial Information          Page Number

Item 1.

Balance Sheet                                     2

Statements of Loss and Accumulated Deficit        3

Statement of Stockholders' Equity                 4

Statements of Cash Flows                          5


Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations     6

Part II  None

Signatures                                        7

                   Great Expectations and Associates, Inc.
                    (A Development Stage Enterprise)
                               BALANCE SHEET

                                        January            October
                                       31, 2000         31, 1999
                                     (unaudited)
       ASSETS

CURRENT ASSETS
     Cash                              $      -            $      -
                                       --------            ---------
           Total current assets               -                   -

Other Assets
   Deferred offering costs (Note 1)      22,099              13,599
                                       --------            --------

           Total other assets            22,099              13,599
                                       --------            --------
 Total assets                            22,099              13,599
                                       ========            ========

 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Due to stockholders (Note 4)     $ 12,500            $ 4,000
                                       --------            -------
 Total current liabilities               12,500              4,000

STOCKHOLDERS' EQUITY
      Common stock, no par value,
       500,000,000 shares authorized;
       166,120,000 shares issued and
       outstanding (Note 1)              21,129              21,129
      Deficit accumulated during
          the development stage         (11,530)            (11,530)
                                       --------            --------
         Total stockholders' equity       9,599               9,599

 Total liabilities and stockholders'
       Equity                          $ 22,099            $ 13,599
                                       ========            ========





The accompanying notes are an integral part of the financial statements.

                   Great Expectations and Associates, Inc.
                    (A Development Stage Enterprise)
                STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
         For the period from inception (June 5, 1987) to January 31, 2000

                                           Cumulative     Three Months
                                             During          Ended          October
                                           Development      31-Jan-00      31, 1999
                                              Stage
Revenue
       Interest Income                           $    166     $     -        $     -
                                                 --------     -------        -------
 Total revenue                                        166           -              -


Other expense
     Amortization                                     700           -             -
     Rent                                           6,650           -             -
     Salaries (Note 3)                              6,129           -           697
     Office supplies and expense                   (2,138)          -             -
      Accounting                                      355           -             -
                                                 --------     -------        ------
 Total expense                                     11,695           -           697
                                                 --------     -------        ------
 NET LOSS                                         (11,530)          -         (697)

Accumulated deficit
     Balance, beginning of period                       -     (11,530)      (10,833)
                                                 --------     -------       -------
     Balance, end of period                     $ (11,530)    (11,530)      (11,530)
                                                 ========     ========      =======
Loss per share                                     $ (Nil)     $ (Nil)       $ (Nil)
                                                 ========     =======       =======
Shares outstanding                            166,120,000  166,120,000   166,120,000
                                              ===========  ===========   ===========




The accompanying notes are an integral part of the financial statements.

                   Great Expectations and Associates, Inc.
                    (A Development Stage Enterprise)
                        STATEMENTS OF CASH FLOW

                                              Cumulative
                                                 During          Six Months
                                               Development          Ended              October
                                                 Stage            30-Apr-00           31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                  $ (11,530)          $       -           $ (697)
     Add non-cash items:
 Salaries paid with stock (Note 3)                 6,129                  -               697
 Organizational cost amortization                    700                  -                 -
 Increase in organizational cost                    (700)                 -                 -
                                               ---------          ---------           -------
  Cash used in operations                         (5,401)                 -                 -

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from loans-stockholders (Note 4)         12,500             8,500                 -
 Proceeds from issuance of common stock            15,000                 -                 -
 Offering costs (Note 1)                          (22,099)           (8,500)                -
                                                ---------         ---------           -------
  Cash provided by financing activities             5,401             2,650                 -
                                                ---------         ---------           -------
Net increase (decrease) in cash                         -                 -                 -

Cash, beginning of periods                              -                 -                 -
                                                ---------         ---------           -------
Cash, end of periods                                  $ -                 -                 -
                                                =========         =========           =======


The accompanying notes are an integral part of the financial statements.

Great Expectations and Associates, Inc.
(A Development Stage Enterprise)
NOTE TO FINANCIAL STATEMENT



Note 1. In the opinion of management of Great Expectations and Associates, Inc., the unaudited financial statements of Great Expectations and Associates, Inc. for the interim period shown, include all adjustments, necessary for a fair presentation of the financial position at January 31, 2000, and the results of operations and cash flows for the period then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year October 31, 1999.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations     6

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources. The Company's balance sheet as of January 31, 2000, reflects a current asset value of $0, and a total asset value of $22,099 in the form of
deferred offering costs.   The Company will carry out its plan of
business as discussed above.   The Company cannot predict to what
extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from June 5, 1987 (inception) through January 31, 2000, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

For the current fiscal year, the Company anticipates incurring a loss as a result of expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing

The Company believes that its existing capital will not be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for a period of approximately one year. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will not be sufficient to allow it to accomplish the goal of
completing a business combination.   The Company will depend on
additional advances from stockholders.   There is no assurance,
however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

                          Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: April 15, 2000         /s/ Raphael M. Solot
                            -------------------------
                            By: Raphael M. Solot, President