Form 10QSB
period 2000-04-30
GREAT EXPECTATIONS & ASSOCIATES INC
filed 2000-06-28
CIK 1100397

SECURTIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
SECURITIES EXCHANGE ACT OF 1934



FORM 10QSB



FOR THE QUARTER ENDED APRIL 30, 2000
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

                   Great Expectations and Associates, Inc.
                    (A Development Stage Enterprise)
                               BALANCE SHEET

                                        April            October
                                       30, 2000         31, 1999
                                     (unaudited)
       ASSETS

CURRENT ASSETS
     Cash                              $      -            $      -
                                       --------            ---------
           Total current assets               -                   -

Other Assets
   Deferred offering costs (Note 1)      22,099              13,599
                                       --------            --------

           Total other assets            22,099              13,599
                                       --------            --------
 Total assets                            22,099              13,599
                                       ========            ========

 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Due to stockholders (Note 4)     $ 15,150            $ 4,000
                                       --------            -------
 Total current liabilities               15,150              4,000

STOCKHOLDERS' EQUITY
      Common stock, no par value,
       500,000,000 shares authorized;
       166,120,000 shares issued and
       outstanding (Note 1)              21,129              21,129
      Deficit accumulated during
          the development stage         (14,180)            (11,530)
                                       --------            --------
         Total stockholders' equity       6,949               9,599

 Total liabilities and stockholders'
       Equity                          $ 22,099            $ 13,599
                                       ========            ========





The accompanying notes are an integral part of the financial statements.

                   Great Expectations and Associates, Inc.
                    (A Development Stage Enterprise)
                STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
         For the period from inception (June 5, 1987) to April 30, 2000

                                           Cumulative     Six Months
                                             During          Ended          October
                                           Development      30-Apr-00      31, 1999
                                              Stage
Revenue
       Interest Income                           $    166     $     -        $     -
                                                 --------     -------        -------
 Total revenue                                        166           -              -


Other expense
     Amortization                                     700           -             -
     Rent                                           6,650           -             -
     Salaries (Note 3)                              6,129           -           697
     Office supplies and expense                      312       2,450             -
      Accounting                                      555         200             -
                                                 --------     -------        ------
 Total expense                                     14,346       2,650           697
                                                 --------     -------        ------
 NET LOSS                                         (14,180)     (2,650)         (697)

Accumulated deficit
     Balance, beginning of period                       -     (11,530)      (10,833)
                                                 --------     -------       -------
     Balance, end of period                     $ (14,180)    (14,180)      (11,530)
                                                 ========     ========      =======
Loss per share                                     $ (Nil)     $ (Nil)       $ (Nil)
                                                 ========     =======       =======
Shares outstanding                            166,120,000  166,120,000   166,120,000
                                              ===========  ===========   ===========




The accompanying notes are an integral part of the financial statements.

                   Great Expectations and Associates, Inc.
                    (A Development Stage Enterprise)
                        STATEMENTS OF CASH FLOW

                                              Cumulative
                                                 During          Six Months
                                               Development          Ended              October
                                                 Stage            30-Apr-00           31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                  $ (14,180)          $ (2,650)           $ (697)
     Add non-cash items:
 Salaries paid with stock (Note 3)                 6,129                  -               697
 Organizational cost amortization                    700                  -                 -
 Increase in organizational cost                    (700)                 -                 -
                                               ---------          ---------           -------
  Cash used in operations                         (8,051)            (2,650)                -

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from loans-stockholders (Note 4)         15,150            11,150                 -
 Proceeds from issuance of common stock            15,000                 -                 -
 Offering costs (Note 1)                          (22,099)           (8,500)                -
                                                ---------         ---------           -------
  Cash provided by financing activities             8,051             2,650                 -
                                                ---------         ---------           -------
Net increase (decrease) in cash                         -                 -                 -

Cash, beginning of periods                              -                 -                 -
                                                ---------         ---------           -------
Cash, end of periods                                  $ -                 -                 -
                                                =========         =========           =======


The accompanying notes are an integral part of the financial statements.

Great Expectations and Associates, Inc.
(A Development Stage Enterprise)
NOTE TO FINANCIAL STATEMENT



Note 1. In the opinion of management of Great Expectations and Associates, Inc., the unaudited financial statements of Great Expectations and Associates, Inc. for the interim period shown, include all adjustments, necessary for a fair presentation of the financial position at April 30, 2000, and the results of operations and cash flows for the period then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year October 31, 1999.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations     6

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources. The Company's balance sheet as of April 30, 2000, reflects a current asset value of $0, and a total asset value of $22,099 in the form of
deferred offering costs.   The Company will carry out its plan of
business as discussed above.   The Company cannot predict to what
extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from June 5, 1987 (inception) through April 30, 2000, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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


Date: June 15, 2000         /s/ Raphael M. Solot
                            -------------------------
                            By: Raphael M. Solot, President