Form 10KSB
period 2000-10-31
GREAT EXPECTATIONS & ASSOCIATES INC
filed 2001-01-30
CIK 1100397

                      FORM 10-KSB
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
    [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended: 10/31/00
                       OR
    [ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

          Commission file number - 333-44882
           Great Expectations, Inc.
 Exact name of Registrant as specified in its charter)

            Colorado                   84-1521955
 (State or other jurisdiction of  (I.R.S. Employer Identification No.)
  incorporation or organization)

501 South Cherry Street, Suite 610,  Denver, Colorado         80246
(Address of principal executive offices)                    (Zip Code)

                            (303) 320-0066
   (Address and telephone number of registrant's principal executive offices and principal place of business.)


Securities registered pursuant to
    Section 12(b) of the Act:                            None
Securities registered pursuant  to
     Section 12(g) of the Act:          Common  Stock, $.001 par value

Check whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes    __x__          No  _____

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The Company's revenues for its most recent fiscal year were $0.00. As of October 31, 2000 the market value of the Company's voting $.00l par value common stock held by non-affiliates of the Company was $0.00.

The number of shares outstanding of Company's only class of common stock, as of October 31, 2000 was 150,520,000 shares of its common stock. Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  __x__    No _____

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)
 Yes                No     x
     --------          --------

                                    PART I
ITEM 1.    BUSINESS

Great Expectations was incorporated under the laws of the State of
Colorado on June 5, 1987 as Great Expectations, Inc.   Great
Expectations was administratively dissolved on January 1, 1997 under the Colorado Corporation Code for failure to file two biannual
reports.   We filed for reinstatement on June 18, 1998, filed the past due biannual reports, paid all fees and penalties and were reinstated
on that date as a corporation in good standing.   Great Expectations
was required to change its name to Great Expectations and Associates, Inc. based on the unavailability of its prior name.

Since 1987, Great Expectations has performed only those administrative functions necessary in further pursuance of this offering. Great Expectations is in the early developmental and promotional stages. To date Great Expectation's only activities have been organizational ones, directed at developing its business plan and raising its initial
capital.   We have not generated any revenues.

Great Expectations has not commenced any commercial operations. Great Expectations has no employees and owns no real estate. We do not intend to perform any operations until a merger or acquisition candidate is locates and a merger or acquisition consummated. Great Expectations can be defined as a "shell" company whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

Another aspect of our business plan that Great Expectations intends to implement after this registration statement becomes effective, is to seek to facilitate the eventual creation of a public trading market in
its outstanding securities.   Great Expectation's business plan is to
seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value.

The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. Great Expectations has very limited capital, and it is unlikely that Great Expectations will be able to take advantage of more than one such business opportunity.

Great Expectations intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. At the present time Great Expectations has not identified any business opportunity that it plans to pursue, nor has Great Expectations reached any agreement or definitive understanding with any person concerning an acquisition.

Frederick Mahlke, one of Company's officers and directors has previously been involved in transactions involving a merger between an established company and a shell entity, and has a number of contacts
within the field of corporate finance.   As a result, he has had
preliminary contacts with representatives of numerous companies concerning the general possibility of a merger or acquisition by a
shell company.   However, none of these preliminary contacts or
discussions involved the possibility of a merger or acquisition transaction with Great Expectations.

We anticipate that Mr. Mahlke will contact broker-dealers and other persons with whom he is acquainted who are involved in corporate finance matters to advise them of Great Expectation's existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with Great
Expectations.    No assurance can be given that Great Expectations
will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to Great Expectations or its stockholders.

Great Expectation's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or on a stock exchange

Great Expectations anticipates that the business opportunities presented to it will

   - be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors;

   - be in need of funds to develop a new product or service or to expand into a new market;

   - be relying upon an untested product or marketing any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others.

Great Expectation's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. As a consequence of this registration of its securities, any entity, which has an interest in being acquired by, or merging into Great
Expectations, is expected to be an entity that desires to become a public company and establish a public trading market for its securities.

In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of Great Expectations would be issued by Great Expectations or purchased from the current principal shareholders of Great Expectations by the acquiring entity or its affiliates.

If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In Great Expectation's judgment, none of its officers and directors would thereby become an "underwriter" within the meaning of the Section 2(11) of the
Securities Act of 1933, as amended.    The sale of a controlling
interest by certain principal shareholders of Great Expectations could occur at a time when the other shareholders of Great Expectations remain subject to restrictions on the transfer of their shares.

Depending upon the nature of the transaction, the current officers and directors of Great Expectations may resign their management positions with Great Expectations in connection with Great Expectation's acquisition of a business opportunity.

In the event of such a resignation, Great Expectation's current management would not have any control over the conduct of Great Expectation's business following Great Expectation's combination with a business opportunity. We anticipate that business opportunities will come to Great Expectation's attention from various sources, including our officer and director, our other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

Great Expectations has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for Great Expectations. Great Expectations does not foresee that it would enter into a merger or acquisition transaction with any business with which its officers or directors are currently
affiliated.   Should Great Expectations determine in the future,
contrary to the foregoing expectations, that a transaction with an affiliate would be in the best interests of Great Expectations and its stockholders, Great Expectations is permitted by Colorado law to enter into such a transaction if:

 - The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

 - The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

 -   The contract or transaction is fair as to Great
Expectations as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon:

   - management's analysis of the quality of the other company's management and personnel,
   - the anticipated acceptability of new products or marketing concepts,
   - the merit of technological changes, the perceived benefit Great Expectations will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. Great Expectations will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

Because Great Expectations may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that Great Expectations will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

We anticipate that we will not be able to diversify, but will essentially be limited to one such venture because of Great
Expectation's limited financing.   This lack of diversification will
not permit Great Expectations to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase Great Expectation's securities.

Holders of Great Expectation's securities should not anticipate that Great Expectations necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires. The analysis of business opportunities will be undertaken by or under the supervision of Great Expectation's President, who is not a professional business analyst.

 Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee.

Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of Great Expectations, it is likely that any such fee Great Expectations agrees to pay would be paid in stock and not in cash. Otherwise, Great Expectations anticipates that it will consider, among other things, the following factors:

 - Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

 - Great Expectation's perception of how any particular business opportunity will be received by the investment community and by Great Expectation's stockholders;

 - Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of Great Expectations to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of a Rule 15g-9 adopted by the Securities and Exchange Commission.

 - Capital requirements and anticipated availability of required funds, to be provided by Great Expectations or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

 - The extent to which the business opportunity can be advanced;

 - Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

 - Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

 - The cost of participation by Great Expectations as compared to the perceived tangible and intangible values and potential; and

 - The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items. In regard to the possibility that the shares of Great Expectations would qualify for listing on NASDAQ, the current standards include the requirements that the issuer of the securities that are sought to be listed have total assets of at least $4,000,000 and total capital and surplus of at least $2,000,000, and proposals have recently been made to increase these qualifying amounts.

Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with Great Expectations would not satisfy the NASDAQ listing criteria. No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data.

Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

 Potential investors must recognize that, because of Great Expectation's limited capital available for investigation and management's limited experience in business analysis, Great Expectations may not discover or adequately evaluate adverse facts about the opportunity to be acquired. Great Expectations is unable to predict when it may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, Great Expectations will generally request that we be provided with written materials regarding the business opportunity containing such items as

   -   a description of products
   -    services and company history
   -   management resumes
   -   financial information
   - available projections, with related assumptions upon which they are based
   -   an explanation of proprietary products and services;

   - evidence of existing patents, trademarks, or services marks, or rights thereto
   -   present and proposed forms of compensation to management
   - a description of transactions between such company and its affiliates during relevant periods
   -   a description of present and required facilities
   -   an analysis of risks and competitive conditions
   - a financial plan of operation and estimated capital requirements
   - audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and other information deemed relevant.

As part of Great Expectation's investigation, Great Expectation's executive officers and directors
   -   may meet personally with management and key personnel,
   -    may visit and inspect material facilities,
   - obtain independent analysis or verification of certain information provided,
   -   check references of management and key personnel, and
   - take other reasonable investigative measures, to the extent of Great Expectation's limited financial resources and management expertise.

Regulation of Penny Stocks

Our management believes that various types of potential merger or acquisition candidates might find a business combination with Great Expectations to be attractive. These include

   - acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders,
   - acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and
   - acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.

Acquisition candidates that have a need for an immediate cash infusion are not likely to find a potential business combination with Great Expectations to be an attractive alternative.

Form of Acquisition

It is impossible to predict the manner in which Great Expectations may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of Great Expectations and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of Great Expectations and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to

   -   leases, purchase and sale agreements,
   -   licenses,
   -   joint ventures and
   -   other contractual arrangements.

Great Expectations may act directly or indirectly through an interest in a partnership, corporation or other form of organization.

Implementing such structure may require the merger, consolidation or reorganization of Great Expectations with other corporations or forms of business organization, and although it is likely, we cannot assure you that Great Expectations would be the surviving entity. In addition, the present management and stockholders of Great Expectations most likely will not have control of a majority of the voting shares of Great Expectations following a reorganization
transaction.   As part of such a transaction, Great Expectation's
existing directors may resign and new directors may be appointed without any vote by stockholders. It is likely that Great Expectations will acquire its participation in a business opportunity through the issuance of common stock or other securities of Great Expectations.

Although the terms of any such transaction cannot be predicted, in certain circumstances, the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest equal to 80% or more of the common stock of the combined entities immediately following the reorganization.

If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, Great Expectation's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of Great Expectations prior to such
reorganization.   Our issuance of these additional shares might also
be done simultaneously with a sale or transfer of shares representing a controlling interest in Great Expectations by the current officers, directors and principal shareholders.

We anticipate that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, Great Expectations may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter.

The issuance of substantial additional securities and their potential sale into any trading market that might develop in Great Expectation's securities may have a depressive effect upon such market. Great
Expectations will participate in a business opportunity only after the negotiation and execution of a written agreement.

Although the terms of such agreement cannot be predicted, generally such an agreement would require

   - specific representations and warranties by all of the parties thereto,
   -   specify certain events of default,
   - detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing,
   - outline the manner of bearing costs if the transaction is not closed,
   -   set forth remedies upon default, and
   -   include miscellaneous other terms.

Great Expectations anticipates that we, and/or our officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. This letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither Great Expectations nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed.

Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds. We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others.

If we decide not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, our inability to pay until an indeterminate future time may make it impossible to procure goods and services.

Investment Company Act and Other Regulation

Great Expectations may participate in a business opportunity by purchasing, trading or selling the securities of such business. Great Expectations does not, however, intend to engage primarily in such activities.

Specifically, Great Expectations intends to conduct its activities so as to avoid being classified as an investment company under the Investment Company Act of 1940, and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

Section 3(a) of the Investment Act contains the definition of an investment company, and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading investment securities defined as all securities other than government securities or securities of majority-owned subsidiaries the value of which exceeds 40% of the value of its total assets excluding government securities, cash or cash items.

Great Expectations intends to implement its business plan in a manner that will result in the availability of this exception from the
definition of investment company.    As a result, Great Expectation's
participation in a business or opportunity through the purchase and sale of investment securities will be limited.

Great Expectation's plan of business may involve changes in our capital structure, management, control and business, especially if we consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since Great Expectations will not register as an investment company, stockholders will not be afforded these protections.

Any securities which Great Expectations might acquire in exchange for our common stock will be restricted securities within the meaning of the Securities Act of 1933. If Great Expectations elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale.

Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, Great Expectations would be required to comply with the provisions of the Act to effect such resale. An acquisition made by Great Expectations may be in an industry that is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Competition

Great Expectations expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than Great Expectations and will therefore be in a better position than Great Expectations to obtain access to attractive business opportunities. Great Expectations also will experience competition from other public blind pool companies, many of which may have more funds available than does Great Expectations.

Employees

Great Expectations is a development stage company and currently has no employees. Management of Great Expectations expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Although there is no current plan with respect to its nature or amount, we may pay or accrue remuneration for the benefit of, Great Expectation's officers prior to, or at the same time as the completion of a business acquisition

ITEM 2.  PROPERTIES.

Great Expectations has a mailing address at 501 South Cherry St., Suite 610, Denver, Colorado 80246, phone number is (303) 320-0066. Other than this mailing address, Great Expectations does not currently
have any other office facilities.   We do not anticipate the need for
office facilities at any time in the foreseeable future. Great Expectations pays no rent or other fees for the use of this mailing address.

ITEM 3.    LEGAL PROCEEDINGS.

Great Expectations is not involved in any legal proceedings at this date.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended October 31, 2000, no matters were submitted to a vote of Great Expectations's security holders, through the solicitation of proxies.

                                   PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information.     Great Expectation's common stock is not listed
in the pink sheets or in the OTC Bulletin Board maintained by the NASD.

Holders.   The approximate number of holders of record of Great
Expectation's no par value common stock, as of June 30, 2000 was 10.

Dividends.   Holders of Great Expectation's common stock are entitled
to receive such dividends as may be declared by its board of directors.

Tradability. We do not meet the requirements for our stock to be quoted on NASDAQ and the tradability in our stock will be limited under the penny stock regulation.

If the trading price of our common stock is less than $5.00 per share, trading in the common stock would also be subject to the requirements
of Rule 15g-9 under the Exchange Act.   Under this rule,
broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a "penny stock", including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. Such requirements severely limit the liquidity of the common stock in the secondary market because few broker or dealers are likely to undertake such compliance activities. Generally, the term penny stock refers to a stock with a market price of less than $5.00 per share.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Great Expectations remains in the development stage and, since inception, has experienced no significant change in liquidity or
capital resources.   Great Expectation's balance sheet as of October
31, 2000, reflects a current asset value of $0, and a total asset
value of $22,099 in the form of deferred offering costs.   Great
Expectations will carry out its plan of business as discussed above. Great Expectations cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses, if any of the business entity which Great Expectations may eventually acquire.

Results of Operations

During the period from June 5, 1987 (inception) through October 31, 2000, Great Expectations has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by Great Expectations during this period.

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

Need for Additional Financing

The proceeds not held in the escrow account after payment of the offering expenses will be used in the following order of priority.

   - to pay for business, legal and accounting due diligence expenses incurred in connection with evaluation of prospective business combinations.

   - for general and administrative expenses, including legal and accounting fees and administrative support expenses incurred in connection with our reporting obligations with the SEC.

   -   for expenses related to the offering to nonaffiliates

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

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Tannenbaum & Company, P.C.
Certified Public Accountants





INDEPENDENT AUDITORS'REPORT


The Board of Directors
Great Expectations and Associates Inc.
Englewood, Colorado

We have audited the accompanying balance sheet of Great Expectations and Associates Inc. (a development stage enterprise) as of October 31, 2000, and the related statements of stockholders' equity, loss and accumulated deficit, and cash flows for the period from the date of inception (June 5, 1987) to October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Expectations and Associates Inc., as of October 31, 2000, the changes in its stockholders' equity, the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Denver, Colorado

November 3, 2000

Tannenbaum & Company P.C.



1873 S. Bellaire Suite 908 Denver, Colorado 80222 (303) 756-5216 FAX (303) 757-5279

Great Expectations and Associates, Inc.
Tannenbaum & Company, P.C.                   (A Development Stage Enterprise)
Certified Public Accountants                         BALANCE SHEET
October 31, 2000


                                                                          October
                                                                          31,2000
ASSETS
CURRENT ASSETS
   Cash                                                                $      -
                                                                       ----------
     Total current assets                                                     -

Other Assets
Deferred offering costs (Note 1)                                           22,099
                                                                         --------
   Total other assets                                                      22,099
                                                                          --------
     Total assets                                                          22,099
                                                                          -------

LIABILITIES AND STOCKHOLDERS'EQUITY

CURRENT LIABILITIES
  Due to stockholders (Note 4)                                             21,315
                                                                           ------
     Total current liabilities                                             21,315

STOCKHOLDERS'EQUITY
  Common stock, no par value, 500,000,000
    shares authorized; 1 50,520,000 shares
    issued and outstanding (Note 1)                            21,129
Treasury stock                                                   (697)     20,432
                                                               ------
Deficit accumulated during the development stage                         (19,648)
                                                                         --------
    Total stockholders' equity                                                784

        Total liabilities and stockholders' equity                        $22,099
                                                                         --------




The accompanying notes are an integral part of the financial statements.

Tannenbaum & Company, P.C.
Certified Public Accountants
Great Expectations and Associates, Inc.
(A Development Stage Enterprise)

STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
For the period from inception (June 5, 1987) to October 31, 2000

                                                        Inception
                                                        to October              October
                                                         31, 2000               31, 2000
Revenue
  Interest Income                                       $     166                     -
                                                        ---------              --------
     Total revenue                                            166                     -

Other expense
  Amortization                                                700                     -
  Rent                                                      6,650                     -
  Salaries (Note 3)                                         5,432                  (697)
  Office supplies and expense                               2,112                  4,250
  Legal                                                     1,500                  1,500
  Travel                                                    1,435                  1,435
  Filing fees                                               1,030                  1,030
  Accounting                                                  955                    600
                                                         --------              ---------
     Total expense                                         19,814                  8,118

     NET LOSS                                             (19,648)                (8,118)

Accumulated deficit
  Balance, beginning of period                                  -                (11,530)
                                                          -------                 -------
Balance, end of period                                   $(19,648)               (19,648)
                                                         --------                 -------
Loss per share                                           $   (Nil)                  (Nil)
                                                         --------                 -------
Shares outstanding                                     150,520,000            150,520,000



The accompanying notes are an integral part of the financial statements.

Tannenbaum & Company, P.C.
Certified Public Accountants

Great Expectations and Associates, Inc.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS'EQUITY
For the period from inception (June 5, 1987) to October 31, 2000


                                                  Common stock                                               Total
                                                  ------------               Accumu-                         stock-
                                                Number                        lated                          holders'
                                                of shares    Amount         deficit                           equity
                                               ----------    -------        --------                       ----------
Balance, June 5, 1987                              -        $      -         $     -                     $       -

Issuance of stock for cash
     July 1987 ($.00005 per share)              67,000,000     3,000               -                         3,000

Issuance of stock for cash
     July 1987 ($.0017 per share)                7,200,000    12,000               -                        12,000

Issuance of stock for services (Note 3)
     July 1987 ($.0017 per share)                1,000,000     1,666               -                         1,666

Issuance of stock for services (Note 3)
     March 1998 ($.00005 per share)             75,320,000     3,766               -                         3,766

Net loss for the period inception
to October 31, 1998                                    -           -            (10,833)                  (10,833)
                                              ------------   --------         ---------                  ---------
Balance, October 31, 1998                      150,520,000     20,432           (10,833)                     9,599

Issuance of stock for services (Note 3)
     October 1999 ($.00005 per share)            7,300,000        326                                          326

Issuance of stock for services (Note 3)
     October 1999 ($.00005 per share)            7,300,000        326                                          326

Issuance of stock for services (Note 3)
     October 1999($.00005 per share)             1,000,000         45                                           45

Net loss for the period October 31, 1999                -          -                 (697)                    (697)
                                                ----------     -------            --------                   -------
Balance, October 31, 1999                      166,120,000    $ 21,129           $(11,530)                   $9,599

Net loss for the period October 31, 2000                                           (8,118)                  (8,118)

Treasury stock                                 (15,600,000)       (697)                                       (697)

Balance, October 31, 2000                      150,520,000      $20,432       $    (19,648)                    $784
                                               -----------      -------        -----------                ---------






The accompanying notes are an integral part of the financial statements.

Tannenbaum & Company, P.C.
Certified Public Accountants

Great Expectations and Associates, Inc.
A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
For the periods ended October 31, 2000

                                                         Inception
                                                         to October               October
                                                          31, 2000                 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                $(19,648)               (8,118)
  Add non-cash items:
    Salaries paid with stock (Note 3)                        5,432                  (697)
    Organizational cost amortization                           700                      -
    Increase in organizational cost                           (700)                     -

      Cash used in operations                              (14,216)               (8,815)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from loans-stockholders (Note 4)                21,315                17,315
    Proceeds from issuance of common stock                   15,000                     -
    Offering costs (Note 1)                                 (22,099)              (8,500)

      Cash provided by financing activities                  14,216                 8,815

Net increase (decrease) in cash                                  -                      -

Cash, beginning of periods                                       -                      -

Cash, end of periods                                    $       -                       -







The accompanying notes are an integral part of the financial statements.

Tannenbaum & Company, P.C.
Certified Public Accountants


Great Expectations and Associates, Inc.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
October 31, 2000

1. Summary of significant accounting policies
Organization
Great Expectations and Associates Inc. (the "Company", formerly Great Expectations, Inc.) was organized under the laws of the State of Colorado on June 5, 1987, for the purpose of evaluating and seeking merger candidates. The Company is currently considered to be in the development stage as more fully defined in the Financial Accounting Standards Board Statement No. 7. The Company has engaged in limited activities, but has not generated significant revenues to date. The Company is currently seeking business opportunities.

Accounting methods
The Company records income and expenses on the accrual method.

Fiscal year
The Company has selected October 31 as its fiscal year.

Deferred offering cost
Costs associated with any public offering were charged to proceeds of the offering.

Loss per share
All stock outstanding prior to the public offering had been issued at prices substantially less than that which was paid for the stock in the public offering. Accordingly, for the purpose of the loss per share calculation, shares outstanding at the end of the period were considered to be outstanding during the entire period.

2. Income taxes
Since its inception, the Company has incurred a net operating loss. Accordingly, no provision has been made for income taxes.


3.  Stock issued for services
The value of the stock issued for services is based on management's estimate of the fair market value of the services rendered. The current amount reverses last years amount.

4.  Due to stockholders
During the fiscal year advances totaling $17,315 were made to the Company by stockholders.

5.  Management representation
For the period ended October 31, 2000 management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.

6. Going concern
The company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.

Tannenbaum & Company, P.C.
Certified Public Accountants


INDEPENDENT AUDITORS' REPORT

The Board of Directors

Great Expectations and Associates Inc.
Englewood, Colorado

We have audited the accompanying balance sheet of Great Expectations and Associates Inc. (a development stage enterprise) as of October 31, 1999, and the related statements of stockholders' equity, loss and accumulated deficit, and cash flows for the period from the date of inception (June 5, 1987) to October 31, 1999. These financial statements are the responsibility of Great Expectation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Expectations and Associates Inc., as of October 31, 1999, the chances in its stockholders' equity, the results of its operations and its cash flows for the period then ended in conformity with Generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Great Expectations will continue as a going concern. As discussed in
Note 6 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Denver, Colorado

November 3, 1999

Tannenbaum & Company P.C.








1873 S. Bellaire  Suite 908   Denver, Colorado 90222   (303)
756-5216
FAX (303) 757-5279

Great Expectations and Associates, Inc.
(A Development Stage Enterprise)

BALANCE SHEET

October 31, 1999


                                                             October
                                                             31, 1999
      ASSETS

CURRENT ASSETS
Cash                                                        $       -

Total current assets                                                -

Other Assets
  Deferred offering costs (Note 1)                             13,599


Total other assets                                             13,599

Total assets                                                   13,599


LIABILITIES AND STOCKHOLDERS'EQUITY

CURRENT LIABILITIES
  Due to stockholders (Note 4)                                 $4,000

Total current liabilities                                       4,000

STOCKHOLDERS'EQUITY
  Common stock, no par value,                             500,000,000
    shares authorized; 1166,120,000 shares
    issued and outstanding (Note 1)                            21,129
  Deficit accumulated during the development stage            (11,530)

Total stockholders' equity                                      9,599

Total liabilities and stockholders' equity                    $13,599







The accompanying notes are an integral part of the financial statements.

Great Expectations and Associates, Inc.

 (A Development Stage Enterprise)
STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
For the period from inception (June 5, 1987) to October 31,
1999


                          Inception
                          to October                   October
                          31,1999                     31, 1999

Revenue
Interest Income           $ 166                           -

Total revenue               166                           -

Other expense
Amortization                700                           -
Rent                      6,650                           -
Salaries (Note 3)         6,129                         697
Office supplies
 and expense             (2,138)                          -
Accounting                  355                           -

Total expense            11,696                         697

NET LOSS                (11,530)                       (697)

Accumulated deficit
Balance, beginning of period                        (10,833)

Balance, end of period $(11,530)                    (11,530)

Loss per share         $  (Nil)                     $  (Nil)

Shares outstanding  166,120,000                   166,120,000








The accompanying notes are an integral part of the financial statements.

Great Expectations and Associates, Inc.
 (A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS'EQUITY
For the period from inception (June 5, 1987) to October 31,
1999


                                                                Total
                              Common stock        Accumu-       stock-
                              Number              lated       holders'
                            of shares   Amount    deficit       equity

Balance, June 5, 1987           -      $  -       $  -          $    -

Issuance of stock for cash
   July 1987
  ($.00005 per share)      67,000,000    3,000      -            3,000

Issuance of stock for cash
 July 1987
 ($.0017 per share)         7,200,000   12,000      -           12,000

Issuance of stock for services (Note 3)
  July 1987
  ($.0017 per share)        1,000,000    1,666      -            1,666

Issuance of stock for services (Note 3)
 March 1998
 ($.00005 per share)        75,320,000   3,766       -           3,766

Net loss for the period inception
to October 31, 1998            -          -        (10,833)   (10,833)

Balance, October 31, 1998  150,520,000   20,432    (10,833)      9,599

Issuance of stock for services (Note 3)
 October 1999
 ($.00005 per share)         7,300,000      326                    326

Issuance of stock for services (Note 3)
 October 1999
 ($.00005 per share)         7,300,000      326                    326

Issuance of stock for services (Note 3)
 October 1999
 ($.00005 per share)         1,000,000       45                     45

Net loss for the period
 October 31, 1999                 -          -        (697)      (697)

Balance, October 31, 1999  166,120,000   $21,129    $(11,530)   $9,599


The accompanying notes are an integral part of the financial statements.

Great Expectations and Associates, Inc.
 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

For the period ended October 31, 1999


                                                Inception
                                                to October     October
                                                31,1999        31,1999

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                        $(11,530)      $(697)
 Add non-cash items:
 Salaries paid with stock (Note 3)                  6,129         697
 Organizational cost amortization                     700          -
 Increase in organizational cost                     (700)         -

   Cash used in operations                          (5,401)        -

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loans-stockholders (Note 4)          4,000         -
  Proceeds from issuance of common stock            15,000         -
  Offering costs (Note 1)                          (13,599)        -

    Cash provided by financing activities            5,401         -

  Net increase (decreease) in cash                     -           -

  Cash, beginning of periods                           -           -

  Cash, end of periods                             $  -            -








The accompanying notes are an integral part of the financial statements.

Great Expectations and Associates, Inc.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
October 31, 1999

1. Summary of significant accounting policies Organization Great Expectations and Associates Inc. (the "Company", formerly Great Expectations, Inc.) was organized under the laws of the State of Colorado on June 5, 1987, for the purpose of evaluating and seeking merger candidates. Great Expectations is currently considered to be in the development stage as more fully defined in the Financial Accounting Standards Board Statement No. 7. Great Expectations has engaged in limited activities, but has not generated significant revenues to date. Great Expectations is currently seeking business opportunities.

Accounting methods
Great Expectations records income and expenses on the accrual method.

Fiscal year
Great Expectations has selected October 31 as its fiscal year.

Deferred offering cost
Costs associated with any public offering were charged to proceeds of the offering.

Loss per share
All stock outstanding prior to the public offering had been issued at prices substantially less than that which was paid for the stock in the public offering. Accordingly, for the purpose of the loss per share calculation, shares outstanding at the end of the period were considered to be outstanding during the entire period.

2.  Income taxes
Since its inception, Great Expectations has incurred a net operating loss. Accordingly, no provision has been made for income taxes.


3.  Stock issued for services
The value of the stock issued for services is based on management's estimate of the fair market value of the services rendered.

4.  Due to stockholders
In February 1988 and December '31, 1998, advances totaling $4,000 were made to Great Expectations by stockholders.

5 .  Management representation
For the period ended October 1, 1999 management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.

Note 6. Going concern

The Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any changes in or disagreements with accountants on accounting and financial disclosure.

                                  PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The principal executive officers and directors of Great Expectations are

Name                              Position              Term of office
Raphael M. Solot               President/Treasurer       November 1999
                                  Director                 to present

Frederick W. Mahlke        Vice President/Secretary      July 1987
                                  Director                 to present

Only Mr. Mahlke has been involved with prior blank check companies.

The directors named above will serve until the next annual meeting of
Great Expectation's stockholders.   Officers will hold their positions
at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

There is no arrangement or understanding between the directors and officers of Great Expectations and any other person under which any director or officer was or is to be selected as a director or officer. The directors and officer of Great Expectations will devote their time to Great Expectation's affairs on an "as needed" basis. As a result, the actual amount of time which they will devote to Great Expectation's affairs is unknown and is likely to vary substantially from month to month.

Biographical Information

Raphael M. Solot.   Mr. Solot has been an attorney in private practice
in Colorado since 1964 with an emphasis on complex civil litigation,
corporate and franchise law.   From 1994 until March 1996, Mr. Solot
served on the Board of Directors of Jones Global, Ltd., a corporation engaged in the international cable business. From March 1996 until the sale of Jones Intercable, M. Solot served on the Board of Directors of Jones Intercable, Inc., the eighth largest cable
television company in the United States.   Mr. Solot was elected Vice
Chairman of the Board of Jones Intercable, Inc. at the annual meeting of shareholders in 1997 and served in that capacity until April 1998.

Mr. Solot received a Bachelor of Science degree from the University of Colorado in 1958 and a Juris Doctor degree from the University of Denver in 1963.

Frederick W. Mahlke.   Mr. Malhke has served as a Director of Great
Expectations since July 1987.   From November 1979 to present, Mr.
Mahlke has been President of Cumberland Sales and management of Denver, Colorado, a commercial and residential management company. For the past ten years, Mr. Mahlke has also worked as a Colorado court-appointed receiver on over forty properties and has also been appointed receiver for two California properties.

Mr. Mahlke's prior experience with blank check companies.   Mr. Mahlke
was a director of Deversified Management Acquisitions II, Inc. Deversified Management Acquisitions II, Inc. completed an offering on
From S-18 dated June 19, 1988.   Deversified Management Acquisitions
II, Inc. merged with Constellation Development, Inc. (33-16885-1) in
March 1989.   Mr. Mahlke resigned from Deversified Management
Acquisitions II, Inc. simultaneously with its merger with
Constellation Development, Inc.   Thereafter, Constellation
Development, Inc. merged with Carpet Holdings, Inc.   Constellation
Development, Inc. was an English real estate development and acquisition company with real estate holdings in Liverpool, England
consisting of a shopping center.   Carpet Holdings, Inc. was a carpet
wholesaler located in Dalton, Georgia.

Great Expectation's officers and directors may elect, in the future, to form one or more additional shell companies with a business plan similar or identical to that of Great Expectations. Any such additional shell companies would also be in direct competition with Great Expectations for available business opportunities.

We do not have a procedure in place that would allow these individuals
to resolve potential conflicts in an arms-length fashion.   They will
be required to use their discretion to resolve them in a manner that they consider appropriate. Great Expectation's officers and directors may actively negotiate or otherwise consent to the purchase of a portion of his common stock as a condition to, or in connection with, a proposed merger or acquisition transaction.

We anticipate that a substantial premium over the initial cost of such shares may be paid by the purchaser at the same time as any sale of shares by Great Expectation's officers and directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to Great Expectation's officers and directors to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to Great Expectations and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of Great Expectations and Great Expectation's other shareholders, rather than their own personal pecuniary benefit.

ITEM 10.   EXECUTIVE COMPENSATION

Other than described below, no compensation was awarded to, earned by,
or paid in the last three years.   Mr. Solot received 1,000,000 Common
Shares at $.00005 per share in October 1999 for services rendered to Great Expectations.

Although there is no current plan in existence, it is possible that Great Expectations will adopt a plan to pay or accrue compensation to its officers and directors for services related to seeking business opportunities and completing a merger or acquisition transaction.
Great Expectations has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the board of directors may recommend adoption of one or more such programs in the future.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

The following table sets forth the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of Great Expectations. Also included are the shares held by all executive officers and directors as a group.

Name and Address                  Number of            Percentage       Percentage
                              Shares Outstanding       of Shares          of Shares
                                                      Outstanding       After
Offering
Frederick W. Mahlke(1)             500,000                 .30%              .30%
4105 S. Florida Avenue
 Suite 100
Denver, Colorado 80222

Raphael M. Solot                 1,000,000                .60%             .60%
501 South Cherry Street
Suite 610
Denver, Colorado 80222

Miles Wynn                     139,340,000              83.88%            83.38%
3679 South Dawson Street
Aurora, Colorado 80014

Officers and Directors as a group
 (2 persons)                     1,500,000               .90%               .90%
(1)Mr. Mahlke and Mr. Solot are officers and directors of Great
Expectations

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In February 1988 and December 31, 1998, advances totaling $4,000 were
made to Great Expectations by stockholders.   No written repayment
terms were entered into.

In 1998, Capital Holding Company, an Oklahoma corporation purchased
67,680,000 shares of the treasury stock of Great Expectations, who in turn issued the stock to Capital Holding Company and James Porter for


the sum of $.00005 per share.   The shares were issued in lieu of
compensation for salaries and other administrative expenses valued at
$3,384 relating to bringing Great Expectations up to date with the
Colorado Secretary of State, providing updated accounting for Great
Expectations and paying all expenses relating to S.E.C. filings.   In
addition, Great Expectations was provided office space by Capital
Holding Company.

In June 1998, Miles Wynn received 7,520,000 shares of Great
Expectations for the sum of $.00005 per share in lieu of salary and
other compensation due to Mr. Wynn valued at $376.   This compensation
included repayment of expenses relating to S.E.C. filings and corporate
state filings.   Wynn also provided Great Expectations with office
space at no cost to the company from 1987 to June 16, 1999 and thereafter, from March 10, 1999 to November 12, 1999.

On March 10, 1999, Mr. Wynn purchased the 67,680,000 shares of Great
Expectations owned jointly by Capital Holding Company and James Porter for the sum of $25,000.

No officer, director, promoter, or affiliate of Great Expectations has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by Great Expectations through security holdings, contracts, options, or otherwise. Great Expectations has adopted a policy under which any consulting or finder's fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock or in cash. Any such issuance of stock would be made on an ad hoc basis.
Accordingly, Great Expectations is unable to predict whether or in what amount such a stock issuance might be made.

Although there is no current plan in existence, it is possible that Great Expectations will adopt a plan to pay or accrue compensation to its sole officer and director for services related to seeking business opportunities and completing a merger or acquisition transaction. Great
Expectations maintains a mailing address at the office of its legal counsel, but otherwise does not maintain an office. As a result, it pays no rent and incurs no expenses for maintenance of an office and does not anticipate paying rent or incurring office expenses in the future. It is likely that Great Expectations will establish and maintain an office after completion of a business combination.

Although management has no current plans to cause Great Expectations to do so, it is possible that Great Expectations may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the common stock held by Great Expectation's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to Great Expectation's current stockholders, or requiring the future employment of specified officers and payment of salaries to them.

It is more likely than not that any sale of securities by Great
Expectation's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving Great Expectations would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

List of Exhibits

         The following exhibits are filed with this report:

        (27) Financial Data Schedule






Reports on Form 8-K

          None


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    January 29, 2001        GREAT EXPECTATIONS, INC.

                                 /s/ Raphael Solot
                                 ------------------------------------
                                 By: Raphael Solot, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/Raphael Solot,       Principal Executive Officer  January 29, 2001
--------------------    Principal Financial Officer
                          Controller Director

/s/Fredrick Mahlke      Secretary/Vice President     January 29, 2001
--------------------         Director




