Form 10QSB
period 2001-01-31
GREAT EXPECTATIONS & ASSOCIATES INC
filed 2001-03-15
CIK 1100397

SECURTIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
SECURITIES EXCHANGE ACT OF 1934



FORM 10QSB



FOR THE QUARTER ENDED JANUARY 31, 2001
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

                   Great Expectations and Associates, Inc.
                    (A Development Stage Enterprise)
                               BALANCE SHEET

                                       January          January         October
                                       31,2001         31, 2000         31, 2000
                                     (unaudited)      (unaudited)
ASSETS

CURRENT ASSETS
     Cash                              $      -        $      -          $      -
                                       --------        --------          --------
           Total current assets               -               -                 -

Other Assets
   Deferred offering costs (Note 1)      22,099          22,099            22,099
                                       --------        --------          --------

           Total other assets            22,099          22,099            22,099
                                       --------        --------          --------
 Total assets                            22,099          22,099            22,099
                                       ========        ========          ========

 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Due to stockholders (Note 4)      $23,675        $ 12,500          $ 4,000
                                       --------        --------          -------
 Total current liabilities               23,675          12,500            4,000

STOCKHOLDERS' EQUITY
      Common stock, no par value,
       500,000,000 shares authorized;
       166,120,000 shares issued and
       outstanding (Note 1)              21,129          21,129           21,129
      Treasury stock                       (697)                            (697)
      Deficit accumulated during
          the development stage          (22,008)       (11,530)         (19,648)
                                       --------        --------         --------
         Total stockholders' equity       (1,576)         9,599              784

 Total liabilities and stockholders'
       Equity                          $ 22,099          22,099         $ 22,099
                                       ========        ========         ========




The accompanying notes are an integral part of the financial statements.

                   Great Expectations and Associates, Inc.
                    (A Development Stage Enterprise)
                STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
      For the period from inception (June 5, 1987) to January 31, 2000

                                           Cumulative     Three Months     Three Months
                                             During          Ended            Ended
                                           Development      31-Jan-01      31-Jan-00
                                              Stage
Revenue
       Interest Income                           $    166     $     -        $     -
                                                 --------     -------        -------
 Total revenue                                        166           -              -


Other expense
     Amortization                                     700           -             -
     Rent                                           6,650           -             -
     Salaries (Note 3)                              5,432           -             -
     Office supplies and expense                    2,172          60             -
     Legal                                          1,500           -             -
     Travel                                         1,435           -             -
     Escrow fees                                      500         500             -
     Transfer fees                                    600         600             -
     Filing fees                                    1,030           -             -
      Accounting                                    2,155           -             -
                                                 --------     -------        ------
 Total expense                                     22,174       2,360             0
                                                 --------     -------        ------
 NET LOSS                                         (22,008)     (2,360)            0

Accumulated deficit
     Balance, beginning of period                       -     (11,530)      (11,530)
                                                 --------     -------       -------
     Balance, end of period                     $ (22,008)    (13,890)      (11,530)
                                                 ========     ========      =======
Loss per share                                     $ (Nil)     $ (Nil)       $ (Nil)
                                                 ========     =======       =======
Shares outstanding                            150,520,000  150,520,000   166,120,000
                                              ===========  ===========   ===========




The accompanying notes are an integral part of the financial statements.

                   Great Expectations and Associates, Inc.
                    (A Development Stage Enterprise)
                        STATEMENTS OF CASH FLOW

                                              Cumulative
                                                 During          Three Months       Three Months
                                               Development          Ended              Ended
                                                 Stage            31-Jan-01           31-Jan-00
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                  $ (22,008)          $(2,360)            $     -
     Add non-cash items:
 Salaries paid with stock (Note 3)                 5,432                  -                  -
 Organizational cost amortization                    700                  -                 -
 Increase in organizational cost                    (700)                 -                 -
                                               ---------          ---------           -------
  Cash used in operations                        (16,576)                 -                 -

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from loans-stockholders (Note 4)         23,675             2,360             8,500
 Proceeds from issuance of common stock            15,000                 -                 -
 Offering costs (Note 1)                          (22,099)                -            (8,500)
                                                ---------         ---------           -------
  Cash provided by financing activities            16,576             2,650                 0
                                                ---------         ---------           -------
Net increase (decrease) in cash                         -                 -                 -

Cash, beginning of periods                              -                 -                 -
                                                ---------         ---------           -------
Cash, end of periods                            $       -                 -                 -
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

4.  Due to stockholders
During the three months ended January 31, 2001, advances totaling
$2,360 were made to the Company by stockholders.  The total amount
since inception totals $23,675.   There are no specific repayment
terms and no interest is charged.

5.  Management representation
For the three months ended January 31, 2001 management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.

6. Going concern
The company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.

7.   Office supplies and expense
Prior to October 31, 1999, the Company over-accrued office supplies
and expense.   When the accruals were reversed and the actual expenses
were paid, the cumulative amount became less than the amount of actual expenses incurred for the three months ended January 31, 2001.

In the opinion of management of Great Expectations and Associates, Inc., the unaudited financial statements of Great Expectations and Associates, Inc. for the interim period shown, include all adjustments, necessary for a fair presentation of the financial position at January 31, 2001, and the results of operations and cash flows for the period then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year October 31, 2000.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations     6

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources. The Company's balance sheet as of January 31, 2001, reflects a current asset value of $0, and a total asset value of $22,099 in the form of
deferred offering costs.   The Company will carry out its plan of
business as discussed above.   The Company cannot predict to what
extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from June 5, 1987 (inception) through January 31, 2001, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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


Date: March 15, 2001         /s/ Raphael M. Solot
                            -------------------------
                            By: Raphael M. Solot, President