Form 10QSB/A
period 2000-07-31
GREAT EXPECTATIONS & ASSOCIATES INC
filed 2001-03-21
CIK 1100397

SECURTIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
SECURITIES EXCHANGE ACT OF 1934


AMENDMENT 1 to
FORM 10QSB



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

                   Great Expectations and Associates, Inc.
                    (A Development Stage Enterprise)
                               BALANCE SHEET

                                        July            October
                                       31, 2000         31, 1999
                                     (unaudited)
       ASSETS

CURRENT ASSETS
     Cash                              $      -            $      -
                                       --------            ---------
           Total current assets               -                   -

Other Assets
   Deferred offering costs               22,099              13,599
                                       --------            --------

           Total other assets            22,099              13,599
                                       --------            --------
 Total assets                            22,099              13,599
                                       ========            ========

 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Due to stockholders              $ 17,150            $ 4,000
                                       --------            -------

 Total current liabilities               17,150              4,000

STOCKHOLDERS' EQUITY
      Common stock, no par value,
       500,000,000 shares authorized;
       150,520,000 shares issued and
       outstanding                       21,129              21,129
      Treasury stock                       (697)
      Deficit accumulated during
          the development stage         (15,483)            (11,530)
                                       --------            --------
         Total stockholders' equity       4,949               9,599

 Total liabilities and stockholders'
       Equity                          $ 22,099            $ 13,599
                                       ========            ========





The accompanying notes are an integral part of the financial statements.

                   Great Expectations and Associates, Inc.
                    (A Development Stage Enterprise)
                STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
         For the period from inception (June 5, 1987) to July 31, 2000

                                           Cumulative     Nine Months
                                             During          Ended          October
                                           Development      July 31, 2000      31, 1999
                                              Stage
Revenue
       Interest Income                           $    166     $     -        $     -
                                                 --------     -------        -------
 Total revenue                                        166           -              -


Other expense
     Amortization                                     700           -             -
     Rent                                           6,650           -             -

     Salaries(Note 2)                               5,432        (697)           697
     Office supplies and expense(Note 4)            2,112       4,250             -

      Accounting                                      755         400             -
                                                 --------     -------        ------
 Total expense                                     15,649       3,953           697
                                                 --------     -------        ------
 NET LOSS                                         (15,483)     (3,953)         (697)

Accumulated deficit
     Balance, beginning of period                       -     (11,530)      (10,833)
                                                 --------     -------       -------
     Balance, end of period                     $ (15,483)    (15,483)      (11,530)
                                                 ========     ========      =======
Loss per share                                     $ (Nil)     $ (Nil)       $ (Nil)
                                                 ========     =======       =======
Shares outstanding                            150,520,000   150,520,000
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

2.   Stock issued for services
The value of the stock issued for services is based on management's estimate of the fair market value of the services rendered. The current amount reverses last years amount.

3.   Going concern
The company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.

4.   Office supplies and expense
Prior to October 31, 1999, the company over accrued office supplies and expense. When the accruals were reversed and the actual expenses were paid, the cumulative amount became less than the amount of actual expenses incurred for the period ended July 31, 2000.

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