Form 10KSB/A
period 2000-10-31
GREAT EXPECTATIONS & ASSOCIATES INC
filed 2001-03-21
CIK 1100397

                     AMENDMENT 1 to
                      FORM 10-KSB
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
    [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended: 10/31/00
                       OR
    [ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

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
    shares authorized; 150,520,000 shares
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

Tannenbaum & Company, P.C.
Certified Public Accountants
Great Expectations and Associates, Inc.
(A Development Stage Enterprise)

STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
For the period from inception (June 5, 1987) to October 31, 2000

                                                        Inception
                                                        to October              October
                                                         31, 2000               31, 2000
Revenue
  Interest Income                                       $     166                     -
                                                        ---------              --------
     Total revenue                                            166                     -

Other expense
  Amortization                                                700                     -
  Rent                                                      6,650                     -
  Salaries (Note 3)                                         5,432                  (697)
  Office supplies and expense (Note7)                       2,112                  4,250
  Legal                                                     1,500                  1,500
  Travel                                                    1,435                  1,435
  Filing fees                                               1,030                  1,030
  Accounting                                                  955                    600
                                                         --------              ---------
     Total expense                                         19,814                  8,118

     NET LOSS                                             (19,648)                (8,118)

Accumulated deficit
  Balance, beginning of period                                  -                (11,530)
                                                          -------                 -------
Balance, end of period                                   $(19,648)               (19,648)
                                                         --------                 -------
Loss per share                                           $   (Nil)                  (Nil)
                                                         --------                 -------
Shares outstanding                                     150,520,000            150,520,000



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




