Form 10QSB/A
period 2001-01-31
GREAT EXPECTATIONS & ASSOCIATES INC
filed 2001-05-03
CIK 1100397

Jody M. Walker
               7841 South Garfield Way
                 Littleton, CO 80122
                Telephone: 303-850-7637
                 Facsimile: 303-220-9902

April 20, 2001

Securities and Exchange Commission
450 5th Street N.W.
Washington, D.C. 20549


Re:   Great Expectations and Associates, Inc.
      Form 10QSB for quarter ended January 31, 2001

Dear Sir Or Madam:

Pursuant to your comment letter dated March 26, 2001, please note the following:

Form 10-QSB for the quarter ended 1/31/01
Balance Sheet
10.   The column captioned "January 31, 2000" has been deleted.
Additionally, the amount recorded for due to stock holders as of 10/31/00 has been reconciled to the 10/31/00 audited balance sheet in Form SB-2.

Statement of Loss and Accumulated Deficit
11. The amount recorded for accounting expenses in the cumulative column have been reconciled to the same line item in Form SB-2.


Thank you for your time and consideration in this matter.   Please do
not hesitate to contact me if you require further information.


Very truly yours,


/s/ Jody M. Walker
--------------------------
Jody M. Walker