Form 10QSB
period 2001-04-30
GREAT EXPECTATIONS & ASSOCIATES INC
filed 2001-06-14
CIK 1100397

SECURTIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
SECURITIES EXCHANGE ACT OF 1934



FORM 10QSB



FOR THE QUARTER ENDED APRIL 30, 2001
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




Great Expectations
Balance Sheet
As of April 30, 2001
And October 31, 2000
(Unaudited)

                                             April               October
                                           30, 2001              31, 2000
                                          (unaudited)
                          ASSETS

CURRENT ASSETS
     Cash                                           -                  -
                                             --------           --------
           Total current assets                     -                  -

Other Assets
   Deferred offering costs (Note 1)            22,099             22,099
                                             --------           --------

   Total other assets                          22,099             22,099
                                             --------           --------
     Total assets	                              22,099             22,099
                                             --------           --------

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Due to stockholders (Note 4)	           $ 26,325            21,315
                                             ---------          -------
     Total current liabilities                 26,325            21,315

STOCKHOLDERS' EQUITY
      Common stock, no par value,  500,000,000
             shares authorized;166,120,000 shares
             issued and outstanding (Note 1)   21,129           21,129
      Treasury stock                             -697             -697
      Deficit accumulated during
            the development stage             (24,658)         (19,648)

     Total stockholders' equity                -4,226              784
                                             --------          -------
      Total liabilities and stockholders'
            Equity                           $ 22,099         $ 22,099
                                             --------         ---------
The accompanying notes are an integral part of the financial statements.



Great Expectations
Statement of Operations
For The Six Months ended April 30, 2001 and April 30, 2000
(Unaudited)

                                               Cumulative    Six Months   Six Months
                                                 During         Ended        Ended
                                               Development    30-Apr-01    30-Apr-00
                                                  Stage
Revenue
       Interest Income                           $   166             -              -
                                                 -------         -----          -----
              Total revenue                          166             -              -


Other expense
     Amortization	                                    700             -              -
     Rent                                          6,650             -              -
     Salaries (Note 3)                             5,432             -              -
     Office supplies and expense                   2,172            60          2,450
     Legal                                         2,500         1,000              -
     Travel                                        1,435             -              -
     Escrow fees                                   1,500         1,500              -
     Transfer fees                                 1,050         1,050              -
     Filing fees                                   1,030             -              -
      Accounting                                   2,355         1,400            200
                                                --------       -------        -------
               Total expense                      24,824         5,010          2,650
                                                --------       -------        -------
               NET LOSS                          (24,658)       (5,010)             0
                                                --------       -------        -------
Accumulated deficit
     Balance, beginning of period                      -       (19,648)       (11,530)
                                                --------       -------        -------
     Balance, end of period                     $(24,658)      (24,658)       (14,180)
                                                --------       -------        -------
Loss per share                                  $   (Nil)      $  (Nil)       $  (Nil)
                                                --------       -------        -------
Shares outstanding                           150,520,000   150,520,000    166,120,000

The accompanying notes are an integral part of the financial statements.



Great Expectations
Statement of Operations
For The Six Months ended April 30, 2001 and April 30, 2000
(Unaudited)

                                               Cumulative    Six Months   Six Months
                                                 During         Ended        Ended
                                               Development    30-Apr-01    30-Apr-00
                                                  Stage
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                  $  (24,658)     $  (5,010)   $  (2,650)
     Add non-cash items:
        Salaries paid with stock (Note 3)           5,432              -            -
        Organizational cost amortization              700              -            -
        Increase in organizational cost              (700)             -            -
                                               ----------      ---------     --------
            Cash used in operations               (19,226)        (5,010)      (2,650)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from loans-stockholders (Note 4)  26,325          5,010       11,150
        Proceeds from issuance of common stock     15,000              -            -
        Offering costs                            (22,099)             -       (8,500)
                                                ---------        -------     --------
            Cash provided by financing activities  19,226          5,010        2,650
                                                 --------        -------     --------
Net increase (decreease) in cash                        -              -            -

Cash, beginning of periods                               -             -            -
                                                  --------       -------     --------
Cash, end of periods                                     -             -            -
                                                  ========       =======     ========

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

4.   Due to stockholders
During the three months ended April 30, 2001, advances totaling $2,650 were made to the Company by stockholders. The total amount since inception totals $26,325. There are no specific repayment terms and no interest is charged.

5.   Management representation
For the three months ended April 30, 2001 management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.

6.   Going concern
The company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.

7.   Office supplies and expense
Prior to October 31, 1999, the company over accrued office supplies and expense. When the accruals were reversed and the actual expenses were paid, the cumulative amount became less than the amount of actual expenses incurred for the three months ended April 30, 2001.





Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations     6

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources.
The Company's balance sheet as of April 30, 2001, reflects a current asset value of $0, and a total asset value of $22,099 in the form of
deferred offering costs.   The Company will carry out its plan of
business as discussed above.   The Company cannot predict to what
extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from June 5, 1987 (inception) through April 30,
2001, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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


Date: June 15, 2001         /s/ Raphael M. Solot
                            -------------------------
                            By: Raphael M. Solot, President

