Form 10QSB/A
period 2000-07-31
GREAT EXPECTATIONS & ASSOCIATES INC
filed 2001-06-20
CIK 1100397

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
SECURITIES EXCHANGE ACT OF 1934


AMENDMENT 2 to
FORM 10QSB



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

Great Expectations and Associates, Inc.

Index


Part I        Financial Information          Page Number

Item 1.

Balance Sheet                                     3

Statements of Loss and Accumulated Deficit        4

Statements of Cash Flows                          5

Footnotes                                         6

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations     7

Part II  None

Signatures                                        8

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

2.   Stock issued for services
The value of the stock issued for services is based on management's estimate of the fair market value of the services rendered. A portion of the common stock issued for services had been returned to the treasury in exchange for cash compensation in lieu of common stock.

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


Date: June 4, 2001         /s/ Raphael M. Solot
                            -------------------------
                            By: Raphael M. Solot, President