Form 10QSB/A
period 2000-07-31
GREAT EXPECTATIONS & ASSOCIATES INC
filed 2001-06-27
CIK 1100397

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
SECURITIES EXCHANGE ACT OF 1934


AMENDMENT 3 to
FORM 10QSB



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

                   Great Expectations and Associates, Inc.
                    (A Development Stage Enterprise)
                               BALANCE SHEET

                                        July            October
                                       31, 2000         31, 1999
                                     (unaudited)
       ASSETS

CURRENT ASSETS
     Cash                              $      -            $      -
                                       --------            ---------
           Total current assets               -                   -

Other Assets
   Deferred offering costs(Note 1)       22,099              13,599
                                       --------            --------

           Total other assets            22,099              13,599
                                       --------            --------
 Total assets                            22,099              13,599
                                       ========            ========

 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Due to stockholders(Note) 4      $ 17,150            $ 4,000
                                       --------            -------

 Total current liabilities               17,150              4,000

STOCKHOLDERS' EQUITY
      Common stock, no par value,
       500,000,000 shares authorized;
       150,520,000 shares issued and
       outstanding(Note 3)               20,432              21,129

      Deficit accumulated during
          the development stage         (15,483)            (11,530)
                                       --------            --------
         Total stockholders' equity       4,949               9,599

 Total liabilities and stockholders'
       Equity                          $ 22,099            $ 13,599
                                       ========            ========





The accompanying notes are an integral part of the financial statements.

                   Great Expectations and Associates, Inc.
                    (A Development Stage Enterprise)
                STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
         For the period from inception (June 5, 1987) to July 31, 2000

                                           Cumulative     Nine Months
                                             During          Ended          October
                                           Development      July 31, 2000      31, 1999
                                              Stage
Revenue
       Interest Income                           $    166     $     -       $     -
                                                 --------     -------       -------
 Total revenue                                        166           -             -

Other expense
     Amortization                                     700           -             -
     Rent                                           3,815           -             -
     Salaries(Note 3)                               6,129           -           697
     Office supplies and expense(Note 7)            4,240       4,250             -

      Accounting                                      755         400             -
                                                 --------     -------        ------
 Total expense                                     15,649       4,650
                                                 --------     -------        ------
 NET LOSS                                         (15,483)     (4,650)         (697)

Accumulated deficit
     Balance, beginning of period                       -     (11,530)      (10,833)
                                                 --------     -------       -------

     Prior period adjustment(Note 3)                    -         697             -

     Balance, end of period                     $ (15,483)    (15,483)      (11,530)
                                                 ========     ========      =======
Loss per share                                     $ (Nil)     $ (Nil)       $ (Nil)
                                                 ========     =======       =======
Shares outstanding                            150,520,000   150,520,000  166,120,000
                                              ===========  ===========   ===========




The accompanying notes are an integral part of the financial statements.

                   Great Expectations and Associates, Inc.
                    (A Development Stage Enterprise)
                        STATEMENTS OF CASH FLOW
                            Unaudited

                                              Cumulative
                                                 During          Nine Months
                                               Development          Ended              October
                                                 Stage            July 31, 2000        31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES

    Net Loss                                  $ (15,483)          $ (4,650)           $ (697)
     Add non-cash items:

 Salaries paid with stock                          6,129                  -               697
 Organizational cost amortization                    700                  -                 -
 Increase in organizational cost                    (700)                 -                 -
                                               ---------          ---------           -------
  Cash used in operations                         (9,354)            (4,650)                -

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from loans-stockholders                  17,150            13,150                 -
 Proceeds from issuance of common stock            15,000                 -                 -
 Offering costs                                   (22,796)           (8,500)                -
                                                ---------         ---------           -------
  Cash provided by financing activities             9,354             4,650                 -
                                                ---------         ---------           -------
Net increase (decrease) in cash                         -                 -                 -

Cash, beginning of periods                              -                 -                 -
                                                ---------         ---------           -------
Cash, end of periods                                  $ -                 -                 -
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

3.  Stock issued for services
The value of the stock issued for services is based on management's estimate of the fair market value of the services rendered. During this reporting period, the Company reversed the amount of stock issued from the prior year.

4.  Due to stockholders
During the first nine months, advances totaling $13,150 were made to the Company by stockholders. There are no specific repayment terms and no interest is charged.

5.  Management representation
For the period ended July 31, 2000, management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.

6. Going concern
The company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.


Note - In the opinion of management of Great Expectations and Associates, Inc., the unaudited financial statements of Great Expectations and Associates, Inc. for the interim period shown, include all adjustments, necessary for a fair presentation of the financial position at July 31, 2000, and the results of operations and cash flows for the period then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year October 31, 1999.

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


Date: June 26, 2001         /s/ Raphael M. Solot
                            -------------------------
                            By: Raphael M. Solot, President