Form 10KSB/A
period 2000-10-31
GREAT EXPECTATIONS & ASSOCIATES INC
filed 2001-06-27
CIK 1100397

AMENDMENT 2 to
                      FORM 10-KSB
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
    [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended: 10/31/00
                       OR
    [ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

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


                                                                          October
                                                                          31,2000
ASSETS
CURRENT ASSETS
   Cash                                                                $      -
                                                                       ----------
     Total current assets                                                     -

Other Assets
Deferred offering costs (Note 1)                                           22,099
                                                                         --------
   Total other assets                                                      22,099
                                                                          --------
     Total assets                                                          22,099
                                                                          -------

LIABILITIES AND STOCKHOLDERS'EQUITY

CURRENT LIABILITIES
  Due to stockholders (Note 4)                                           $ 21,315
                                                                           ------
     Total current liabilities                                             21,315

STOCKHOLDERS'EQUITY
  Common stock, no par value, 500,000,000
    shares authorized; 150,520,000 shares
    issued and outstanding (Note 1)                                        20,432
                                                                           ------

Deficit accumulated during the development stage                         (19,648)
                                                                         --------
    Total stockholders' equity                                               784

    Total liabilities and stockholders' equity                           $22,099
                                                                        --------




The accompanying notes are an integral part of the financial statements.

Tannenbaum & Company, P.C.
Certified Public Accountants
Great Expectations and Associates, Inc.
(A Development Stage Enterprise)

STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
For the period from inception (June 5, 1987) to October 31, 2000

                                                        Inception
                                                        to October              October
                                                         31, 2000               31, 2000
Revenue
  Interest Income                                       $     166                     -
                                                        ---------              --------
     Total revenue                                            166                     -

Other expense
  Amortization                                                700                     -
  Rent                                                      3,815                     -
  Salaries (Note 3)                                         6,129                     -
  Office supplies and expense (Note7)                       4,250                  4,250
  Legal                                                     1,500                  1,500
  Travel                                                    1,435                  1,435
  Filing fees                                               1,030                  1,030
  Accounting                                                  955                    600
                                                         --------              ---------
     Total expense                                         19,814                  8,815
                                                         --------              ---------

     NET LOSS                                             (19,648)                (8,815)

Accumulated deficit
  Balance, beginning of period                                  -                (11,530)
                                                          -------                 -------

Prior period adjustment                                         -                    697

Balance, end of period                                   $(19,648)               (19,648)
                                                         --------                 -------
Loss per share                                           $   (Nil)                  (Nil)
                                                         --------                 -------
Shares outstanding                                     150,520,000            150,520,000



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

Tannenbaum & Company, P.C.
Certified Public Accountants

Great Expectations and Associates, Inc.
A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
For the periods ended October 31, 2000

                                                         Inception
                                                         to October               October
                                                          31, 2000                 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES

 Net Loss                                                $(19,648)                 (8,815)
  Add non-cash items:
    Salaries paid with stock (Note 3)                        6,129                      -
    Prior period adjustment                                   (697)                     -

    Organizational cost amortization                           700                      -
    Increase in organizational cost                           (700)                     -

      Cash used in operations                              (14,216)               (8,815)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from loans-stockholders (Note 4)                21,315                17,315
    Proceeds from issuance of common stock                   15,000                     -
    Offering costs (Note 1)                                 (22,099)              (8,500)

      Cash provided by financing activities                  14,216                 8,815

Net increase (decrease) in cash                                  -                      -

Cash, beginning of periods                                       -                      -

Cash, end of periods                                    $       -                       -







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

Date:    June 26, 2001          GREAT EXPECTATIONS, INC.

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


/s/Raphael Solot,       Principal Executive Officer     June 26, 2001
--------------------    Principal Financial Officer
                          Controller Director

/s/Fredrick Mahlke      Secretary/Vice President        June 26, 2001
--------------------         Director


