Form 10QSB/A
period 2001-01-31
GREAT EXPECTATIONS & ASSOCIATES INC
filed 2001-06-27
CIK 1100397

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

                   Great Expectations and Associates, Inc.
                    (A Development Stage Enterprise)
                               BALANCE SHEET

                                       January          October
                                       31,2001         31, 2000
                                     (unaudited)
ASSETS

CURRENT ASSETS
     Cash                              $      -        $      -
                                       --------        --------
           Total current assets               -               -

Other Assets
   Deferred offering costs (Note 1)      22,099          22,099
                                       --------        --------

           Total other assets            22,099          22,099
                                       --------        --------
 Total assets                            22,099          22,099
                                       ========        ========

 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Due to stockholders (Note 4)      $23,675        $21,315
                                       --------        -------
 Total current liabilities               23,675         21,315

STOCKHOLDERS' EQUITY
      Common stock, no par value,
       500,000,000 shares authorized;
       166,120,000 shares issued and
       outstanding (Note 1)              20,432         20,432
      Deficit accumulated during
          the development stage         (22,008)       (19,648)
                                       --------       --------
         Total stockholders' equity      (1,576)           784

 Total liabilities and stockholders'
       Equity                          $ 22,099       $ 22,099
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

                                           Cumulative     Three Months     Three Months
                                             During          Ended            Ended
                                           Development      31-Jan-01      31-Jan-00
                                              Stage
Revenue
       Interest Income                           $    166     $     -        $     -
                                                 --------     -------        -------
 Total revenue                                        166           -              -


Other expense
     Amortization                                     700           -             -
     Rent                                           3,815           -             -
     Salaries (Note 3)                              6,129           -             -
     Office supplies and expense                    4,310          60             -
     Legal                                          1,500           -             -
     Travel                                         1,435           -             -
     Escrow fees                                      500         500             -
     Transfer fees                                    600         600             -
     Filing fees                                    1,030           -             -

      Accounting                                    2,155       1,200             -

                                                 --------     -------        ------
 Total expense                                     22,174       2,360             0
                                                 --------     -------        ------
 NET LOSS                                         (22,008)     (2,360)            0

Accumulated deficit
     Balance, beginning of period                       -     (19,648)      (11,530)
                                                 --------     -------       -------
     Balance, end of period                     $ (22,008)    (22,008)      (11,530)
                                                 ========     ========      =======
Loss per share                                     $ (Nil)     $ (Nil)       $ (Nil)
                                                 ========     =======       =======
Shares outstanding                            150,520,000  150,520,000   166,120,000
                                              ===========  ===========   ===========




The accompanying notes are an integral part of the financial statements.

                   Great Expectations and Associates, Inc.
                    (A Development Stage Enterprise)
                        STATEMENTS OF CASH FLOW
                             (Unaudited)

                                              Cumulative
                                                 During          Three Months       Three Months
                                               Development          Ended              Ended
                                                 Stage            31-Jan-01           31-Jan-00
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                  $ (22,008)          $(2,360)            $    -
     Add non-cash items:

 Salaries paid with stock (Note 3)                 6,129                  -                 -
 Prior Period Adjustment                            (697)                 -                 -

Organizational cost amortization                    700                  -                 -
 Increase in organizational cost                    (700)                 -                 -
                                               ---------          ---------           -------
  Cash used in operations                        (16,576)                 -                 -

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from loans-stockholders (Note 4)         23,675             2,360             8,500
 Proceeds from issuance of common stock            15,000                 -                 -
 Offering costs (Note 1)                          (22,099)                -            (8,500)
                                                ---------         ---------           -------
  Cash provided by financing activities            16,576             2,650                 0
                                                ---------         ---------           -------
Net increase (decrease) in cash                         -                 -                 -

Cash, beginning of periods                              -                 -                 -
                                                ---------         ---------           -------
Cash, end of periods                            $       -                 -                 -
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