Form 10QSB/A
period 2001-04-30
GREAT EXPECTATIONS & ASSOCIATES INC
filed 2001-06-27
CIK 1100397

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




Great Expectations
(A Development Stage Enterprise)
Balance Sheet
 (Unaudited)

                                             April               October
                                           30, 2001              31, 2000
                                          (unaudited)
                          ASSETS

CURRENT ASSETS
     Cash                                           -                  -
                                             --------           --------
           Total current assets                     -                  -

Other Assets
   Deferred offering costs (Note 1)            22,099             22,099
                                             --------           --------

   Total other assets                          22,099             22,099
                                             --------           --------
     Total assets	                              22,099             22,099
                                             --------           --------

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Due to stockholders (Note 4)	           $ 26,325            21,315
                                             ---------          -------
     Total current liabilities                 26,325            21,315

STOCKHOLDERS' EQUITY
      Common stock, no par value,  500,000,000
             shares authorized;166,120,000 shares
             issued and outstanding (Note 1)   20,432           20,432
      Treasury stock                                -                -

      Deficit accumulated during
            the development stage             (24,658)         (19,648)

     Total stockholders' equity                -4,226              784
                                             --------          -------
      Total liabilities and stockholders'
            Equity                           $ 22,099         $ 22,099
                                             --------         ---------
The accompanying notes are an integral part of the financial statements.



Great Expectations
(A Development Stage Enterprise)
Statement of Operations
 (Unaudited)

                                               Cumulative    Six Months   Six Months
                                                 During         Ended        Ended
                                               Development    30-Apr-01    30-Apr-00
                                                  Stage
Revenue
       Interest Income                           $   166             -              -
                                                 -------         -----          -----
              Total revenue                          166             -              -


Other expense
     Amortization	                                    700             -              -

     Rent                                          3,815             -              -
     Salaries (Note 3)                             6,129             -              -
     Office supplies and expense                   4,310            60          2,450

     Legal                                         2,500         1,000              -
     Travel                                        1,435             -              -
     Escrow fees                                   1,500         1,500              -
     Transfer fees                                 1,050         1,050              -
     Filing fees                                   1,030             -              -
      Accounting                                   2,355         1,400            200
                                                --------       -------        -------
               Total expense                      24,824         5,010          2,650
                                                --------       -------        -------
               NET LOSS                          (24,658)       (5,010)             0
                                                --------       -------        -------
Accumulated deficit
     Balance, beginning of period                      -       (19,648)       (11,530)
                                                --------       -------        -------
     Balance, end of period                     $(24,658)      (24,658)       (14,180)
                                                --------       -------        -------
Loss per share                                  $   (Nil)      $  (Nil)       $  (Nil)
                                                --------       -------        -------
Shares outstanding                           150,520,000   150,520,000    166,120,000

The accompanying notes are an integral part of the financial statements.



Great Expectations
(A Development Stage Enterprise)
Statement of Operations
 (Unaudited)

                                               Cumulative    Six Months   Six Months
                                                 During         Ended        Ended
                                               Development    30-Apr-01    30-Apr-00
                                                  Stage
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                  $  (24,658)     $  (5,010)   $  (2,650)
     Add non-cash items:
        Salaries paid with stock (Note 3)           6,129              -            -
        Prior period adjustment                      (697)
        Organizational cost amortization              700              -            -
        Increase in organizational cost              (700)             -            -
                                               ----------      ---------     --------
            Cash used in operations               (19,226)        (5,010)      (2,650)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from loans-stockholders (Note 4)  26,325          5,010       11,150
        Proceeds from issuance of common stock     15,000              -            -
        Offering costs                            (22,099)             -       (8,500)
                                                ---------        -------     --------
            Cash provided by financing activities  19,226          5,010        2,650
                                                 --------        -------     --------
Net increase (decrease) in cash                        -              -            -

Cash, beginning of periods                               -             -            -
                                                  --------       -------     --------
Cash, end of periods                                     -             -            -
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

Note - In the opinion of management of Great Expectations and
Associates, Inc., the unaudited financial statements of Great
Expectations and Associates, Inc. for the interim period shown, include all adjustments, necessary for a fair presentation of the financial position at April 30, 2001, and the results of operations
and cash flows for the period then ended.   The results of operations
for the interim periods shown may not be indicative of the results
that may be expected for the fiscal year.   These statements should be
read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended October 31,
2000.




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

