Form 10KSB/A
period 2000-10-31
GREAT EXPECTATIONS & ASSOCIATES INC
filed 2001-07-23
CIK 1100397

AMENDMENT 3 to
                      FORM 10-KSB
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
    [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended: 10/31/00
                       OR
    [ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended October 31, 2000, no matters were submitted to a vote of Great Expectations' security holders, through the solicitation of proxies.

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

Denver, Colorado

November 3, 2000

Tannenbaum & Company P.C.



1873 S. Bellaire Suite 908 Denver, Colorado 80222 (303) 756-5216 FAX (303) 757-5279

                     Great Expectations and Associates, Inc.
                        (A Development Stage Enterprise)
                                BALANCE SHEET
                              October 31, 2000

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

Issuance of stock bonus (Note 3)
     October 1999 ($.00005 per share)            7,300,000        326                                          326

Issuance of stock bonus (Note 3)
     October 1999 ($.00005 per share)            7,300,000        326                                          326

Issuance of stock bonus (Note 3)
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

3.  Stock bonus
The value of the stock bonus is based on management's estimate of the fair market value common stock issued. During this reporting period, the company reversed the amount of stock issued from the prior year.

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

Great Expectations and Associates, Inc.

 (A Development Stage Enterprise)
STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
For the period from inception (June 5, 1987) to October 31,
1999


                          Inception
                          to October                   October
                          31, 1999                     31, 1999

Revenue
Interest Income           $ 166                           -

Total revenue               166                           -

Other expense
Amortization                700                           -
Rent                      6,650                           -
Salaries (Note 3)         6,129                         697
Office supplies
 and expense             (2,138)                          -
Accounting                  355                           -

Total expense            11,696                         697

NET LOSS                (11,530)                       (697)

Accumulated deficit
Balance, beginning of period                        (10,833)

Balance, end of period $(11,530)                    (11,530)

Loss per share         $  (Nil)                     $  (Nil)

Shares outstanding  166,120,000                   166,120,000








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

Issuance of stock bonus (Note 3)
 October 1999
 ($.00005 per share)         7,300,000      326                    326

Issuance of stock bonus (Note 3)
 October 1999
 ($.00005 per share)         7,300,000      326                    326

Issuance of stock bonus (Note 3)
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


3.  Stock Bonus
The value of the stock bonus' is based on management's estimate of the fair market value of the common shares issued.

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

ITEM 10.   EXECUTIVE COMPENSATION

Other than described below, no compensation was awarded to, earned by,
or paid in the last three years.   Mr. Solot received 1,000,000 Common
Shares at $.00005 per share in October 1999 as a stock bonus.

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

Date:    July 21, 2001          GREAT EXPECTATIONS, INC.

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


/s/Raphael Solot,       Principal Executive Officer     July 21, 2001
--------------------    Principal Financial Officer
                          Controller Director

/s/Fredrick Mahlke      Secretary/Vice President        July 21, 2001
--------------------         Director



