Form 10QSB/A
period 2000-07-31
GREAT EXPECTATIONS & ASSOCIATES INC
filed 2001-08-30
CIK 1100397

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
SECURITIES EXCHANGE ACT OF 1934


            AMENDMENT 4 to
              FORM 10QSB



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

                   Great Expectations and Associates, Inc.
                    (A Development Stage Enterprise)
                               BALANCE SHEET

                                        July            October
                                       31, 2000         31, 1999
                                     (unaudited)
       ASSETS

CURRENT ASSETS
     Cash                              $      -            $      -
                                       --------            ---------
           Total current assets               -                   -

Other Assets
   Deferred offering costs(Note 1)       22,099              13,599
                                       --------            --------

           Total other assets            22,099              13,599
                                       --------            --------
 Total assets                            22,099              13,599
                                       ========            ========

 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Due to stockholders(Note) 4      $ 17,847             $ 4,000
                                       --------             -------

 Total current liabilities               17,847               4,000

STOCKHOLDERS' EQUITY
      Common stock, no par value,
       500,000,000 shares authorized;
       150,520,000 shares issued and
       outstanding(Note 3)               20,432              21,129

      Deficit accumulated during
          the development stage         (16,180)            (11,530)
                                       --------            --------
         Total stockholders' equity       4,252               9,599

 Total liabilities and stockholders'
       Equity                          $ 22,099            $ 13,599
                                       ========            ========





The accompanying notes are an integral part of the financial statements.

                   Great Expectations and Associates, Inc.
                    (A Development Stage Enterprise)
                STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
         For the period from inception (June 5, 1987) to July 31, 2000

                                           Cumulative     Nine Months
                                             During          Ended          October
                                           Development      July 31, 2000      31, 1999
                                              Stage
Revenue
       Interest Income                           $    166     $     -       $     -
                                                 --------     -------       -------
 Total revenue                                        166           -             -

Other expense
     Amortization                                     700           -             -
     Rent                                           4,512           -             -
     Salaries(Note 3)                               6,129           -           697
     Office supplies and expense(Note 7)            4,250       4,250             -

      Accounting                                      755         400             -
                                                 --------     -------        ------
 Total expense                                     16,346       4,650           697
                                                 --------     -------        ------
 NET LOSS                                         (16,180)     (4,650)         (697)

Accumulated deficit
     Balance, beginning of period                       -     (11,530)      (10,833)
                                                 --------     -------       -------

     Balance, end of period                     $ (16,180)    (16,180)      (11,530)
                                                 ========     ========      =======

Loss per share                                     $ (Nil)     $ (Nil)       $ (Nil)
                                                 ========     =======       =======
Shares outstanding                            150,520,000   150,520,000  166,120,000
                                              ===========  ===========   ===========




The accompanying notes are an integral part of the financial statements.

                   Great Expectations and Associates, Inc.
                    (A Development Stage Enterprise)
                        STATEMENTS OF CASH FLOW
                            Unaudited

                                              Cumulative
                                                 During          Nine Months
                                               Development          Ended              October
                                                 Stage            July 31, 2000        31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES

    Net Loss                                  $ (16,180)           $ (4,650)           $ (697)
     Add non-cash items:

 Salaries paid with stock                          5,432               (697)              697
 Organizational cost amortization                    700                  -                 -
 Increase in organizational cost                    (700)                 -                 -
                                               ---------          ---------           -------
  Cash used in operations                        (10,748)            (5,347)                -

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from loans-stockholders                  17,847            13,847                 -
 Proceeds from issuance of common stock            15,000                 -                 -
 Offering costs                                   (22,099)           (8,500)                -
                                                ---------         ---------           -------
  Cash provided by financing activities            10,748             5,347                 -
                                                ---------         ---------           -------

Net increase (decrease) in cash                         -                 -                 -

Cash, beginning of periods                              -                 -                 -
                                                ---------         ---------           -------
Cash, end of periods                                  $ -                 -                 -
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


Date: August 30, 2001         /s/ Raphael M. Solot
                            -------------------------
                            By: Raphael M. Solot, President