Form 10KSB/A
period 2000-10-31
GREAT EXPECTATIONS & ASSOCIATES INC
filed 2001-08-31
CIK 1100397

AMENDMENT 4 to
                      FORM 10-KSB
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
    [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended: 10/31/00
                       OR
    [ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

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

November 3, 2000

Tannenbaum & Company P.C.



1873 S. Bellaire Suite 908 Denver, Colorado 80222 (303) 756-5216 FAX (303) 757-5279

                     Great Expectations and Associates, Inc.
                        (A Development Stage Enterprise)
                                BALANCE SHEET
                              October 31, 2000

                                                                          October
                                                                          31,2000
ASSETS
CURRENT ASSETS
   Cash                                                                $      -
                                                                       ----------
     Total current assets                                                     -

Other Assets
Deferred offering costs (Note 1)                                           22,099
                                                                         --------
   Total other assets                                                      22,099
                                                                          --------
     Total assets                                                          22,099
                                                                          -------

LIABILITIES AND STOCKHOLDERS'EQUITY

CURRENT LIABILITIES
  Due to stockholders (Note 4)                                           $ 22,012
                                                                           ------
     Total current liabilities                                             22,012

STOCKHOLDERS'EQUITY
  Common stock, no par value, 500,000,000
    shares authorized; 150,520,000 shares
    issued and outstanding (Note 1)                                        20,432
                                                                           ------

Deficit accumulated during the development stage                          (20,345)
                                                                         --------
    Total stockholders' equity                                                 87

    Total liabilities and stockholders' equity                            $22,099
                                                                         --------




The accompanying notes are an integral part of the financial statements.

                Great Expectations and Associates, Inc.
                  (A Development Stage Enterprise)
              STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
For the period from inception (June 5, 1987) to October 31, 2000

                                                        Inception
                                                        to October              October
                                                         31, 2000               31, 2000
Revenue
  Interest Income                                       $     166                     -
                                                        ---------              --------
     Total revenue                                            166                     -

Other expense
  Amortization                                                700                     -
  Rent                                                      4,512                     -
  Salaries (Note 3)                                         6,129                     -
  Office supplies and expense (Note7)                       4,250                  4,250
  Legal                                                     1,500                  1,500
  Travel                                                    1,435                  1,435
  Filing fees                                               1,030                  1,030
  Accounting                                                  955                    600
                                                         --------              ---------
     Total expense                                         20,511                  8,815
                                                         --------              ---------

     NET LOSS                                             (20,345)                (8,815)
Accumulated deficit
  Balance, beginning of period                                  -                (11,530)
                                                          -------                 -------
Balance, end of period                                   $(20,345)               (20,345)
                                                         --------                 -------

Loss per share                                           $   (Nil)                  (Nil)
                                                         --------                 -------
Shares outstanding                                     150,520,000            150,520,000



The accompanying notes are an integral part of the financial statements.

           Great Expectations and Associates, Inc.
                 (A Development Stage Enterprise)
                    STATEMENT OF STOCKHOLDERS'EQUITY
For the period from inception (June 5, 1987) to October 31, 2000


                                                  Common stock                                               Total
                                                  ------------               Accumu-                         stock-
                                                Number                        lated                          holders'
                                                of shares    Amount         deficit                           equity
                                               ----------    -------        --------                       ----------
Balance, June 5, 1987                              -        $      -         $     -                     $       -

Issuance of stock for cash
     July 1987 ($.00005 per share)              67,000,000     3,000               -                         3,000

Issuance of stock for cash
     July 1987 ($.0017 per share)                7,200,000    12,000               -                        12,000

Issuance of stock for services (Note 3)
     July 1987 ($.0017 per share)                1,000,000     1,666               -                         1,666

Issuance of stock for services (Note 3)
     March 1998 ($.00005 per share)             75,320,000     3,766               -                         3,766

Net loss for the period inception
to October 31, 1998                                    -           -            (10,833)                  (10,833)
                                              ------------   --------         ---------                  ---------
Balance, October 31, 1998                      150,520,000     20,432           (10,833)                     9,599

Issuance of stock for services (Note 3)
     October 1999 ($.00005 per share)            7,300,000        326                                          326

Issuance of stock for services (Note 3)
     October 1999 ($.00005 per share)            7,300,000        326                                          326

Issuance of stock for services (Note 3)
     October 1999($.00005 per share)             1,000,000         45                                           45

Net loss for the period October 31, 1999                -          -                 (697)                    (697)
                                                ----------     -------            --------                   -------
Balance, October 31, 1999                      166,120,000    $ 21,129           $(11,530)                   $9,599

Net loss for the period October 31, 2000                                           (8,815)                  (8,815)

Treasury stock                                 (15,600,000)       (697)                                       (697)

Balance, October 31, 2000                      150,520,000      $20,432       $    (20,345)                    $697
                                               -----------      -------        -----------                ---------






The accompanying notes are an integral part of the financial statements.

            Great Expectations and Associates, Inc.
              A Development Stage Enterprise)
                 STATEMENTS OF CASH FLOWS
                 For the periods ended October 31, 2000

                                                         Inception
                                                         to October               October
                                                          31, 2000                 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES

 Net Loss                                                 $(20,345)                (8,815)
  Add non-cash items:
    Salaries paid with stock (Note 3)                        5,432                   (697)
    Organizational cost amortization                           700                      -
    Increase in organizational cost                           (700)                     -
                                                        ----------               --------
      Cash used in operations                              (14,913)                (9,512)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from loans-stockholders (Note 4)                22,012                18,012
    Proceeds from issuance of common stock                   15,000                     -
    Offering costs (Note 1)                                 (22,099)               (8,500)
                                                        -----------              --------
      Cash provided by financing activities                  14,913                 9,512
                                                        -----------              --------

Net increase (decrease) in cash                                  -                      -

Cash, beginning of periods                                       -                      -
                                                        -----------              --------
Cash, end of periods                                    $        -                      -
                                                        ===========              ========






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

4.  Due to stockholders
During the fiscal year advances totaling $22,012 were made to the Company by stockholders.

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

November 3, 1999

Tannenbaum & Company P.C.








1873 S. Bellaire  Suite 908   Denver, Colorado 90222   (303)
756-5216
FAX (303) 757-5279

Great Expectations and Associates, Inc.
(A Development Stage Enterprise)

BALANCE SHEET

October 31, 1999


                                                             October
                                                             31, 1999
      ASSETS

CURRENT ASSETS
Cash                                                        $       -
                                                            ---------
Total current assets                                                -

Other Assets
  Deferred offering costs (Note 1)                             13,599
                                                            ---------
Total other assets                                             13,599
                                                            ---------
Total assets                                                   13,599
                                                            =========

LIABILITIES AND STOCKHOLDERS'EQUITY

CURRENT LIABILITIES
  Due to stockholders (Note 4)                                 $4,000
                                                            ---------
Total current liabilities                                       4,000

STOCKHOLDERS'EQUITY
  Common stock, no par value, 500,000,000
    shares authorized; 1166,120,000 shares
    issued and outstanding (Note 1)                            21,129
  Deficit accumulated during the development stage            (11,530)

Total stockholders' equity                                      9,599
                                                            ---------
Total liabilities and stockholders' equity                    $13,599
                                                            =========






The accompanying notes are an integral part of the financial statements.

Great Expectations and Associates, Inc.

 (A Development Stage Enterprise)
STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
For the period from inception (June 5, 1987) to October 31,
1999


                          Inception
                          to October                   October
                          31, 1999                     31, 1999

Revenue
 Interest Income          $ 166                           -
                         ------                      ------
Total revenue               166                           -

Other expense
 Amortization               700                           -
 Rent                     4,512                           -
 Salaries (Note 3)        6,129                         697
 Accounting                 355                           -
                        -------                      ------
Total expense            11,696                         697
                        -------                      ------
NET LOSS                (11,530)                       (697)

Accumulated deficit
Balance, beginning
   of period                  -                     (10,833)
                       --------                   ---------
Balance, end of period $(11,530)                    (11,530)
                       ========                   =========
Loss per share         $  (Nil)                     $  (Nil)
                       ========                   =========
Shares outstanding  166,120,000                   166,120,000
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

Issuance of stock for service (Note 3)
 October 1999
 ($.00005 per share)         7,300,000      326                    326

Issuance of stock for services(Note 3)
 October 1999
 ($.00005 per share)         1,000,000       45                     45

Net loss for the period
 October 31, 1999                 -          -        (697)      (697)

Balance, October 31, 1999  166,120,000   $21,129    $(11,530)   $9,599


The accompanying notes are an integral part of the financial statements.

Great Expectations and Associates, Inc.
 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

For the period ended October 31, 1999


                                                Inception
                                                to October     October
                                                31,1999        31,1999

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                        $(11,530)      $(697)
 Add non-cash items:
 Salaries paid with stock (Note 3)                  6,129         697
 Organizational cost amortization                     700          -
 Increase in organizational cost                     (700)         -
                                                  -------       ------
   Cash used in operations                         (5,401)         -

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loans-stockholders (Note 4)          4,000         -
  Proceeds from issuance of common stock            15,000         -
  Offering costs (Note 1)                          (13,599)        -
                                                   -------      ------
    Cash provided by financing activities            5,401         -
                                                   -------      ------
  Net increase (decreease) in cash                     -           -

  Cash, beginning of periods                           -           -
                                                   -------      ------
  Cash, end of periods                             $  -            -
                                                   =======      ======







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

3.  Stock for services
The value of the stock for services is based on management's estimate of the fair market value of services rendered.

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

ITEM 10.   EXECUTIVE COMPENSATION

Other than described below, no compensation was awarded to, earned by,
or paid in the last three years.   Mr. Solot received 1,000,000 Common
Shares at $.00005 per share in October 1999 as partial payment of services.

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

Date:    August 30, 2001          GREAT EXPECTATIONS, INC.

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

/s/Raphael Solot,       Principal Executive Officer     August 30, 2001
--------------------    Principal Financial Officer
                          Controller Director

/s/Fredrick Mahlke      Secretary/Vice President        August 30, 2001
--------------------         Director