Form 10KSB/A
period 2000-10-31
GREAT EXPECTATIONS & ASSOCIATES INC
filed 2001-09-07
CIK 1100397

AMENDMENT 5 to
                      FORM 10-KSB
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
    [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended: 10/31/00
                       OR
    [ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

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

Date:    September 7, 2001          GREAT EXPECTATIONS, INC.

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

/s/Raphael Solot,       Principal Executive Officer     September 7,
2001
--------------------    Principal Financial Officer
                          Controller Director

/s/Fredrick Mahlke      Secretary/Vice President        September 7,
2001
--------------------         Director