Form 10QSB
period 2000-07-31
GREAT EXPECTATIONS & ASSOCIATES INC
filed 2001-09-11
CIK 1100397

SECURITIES AND EXCHANGE COMMISSION
            WASHINGTON, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


                   FORM 10QSB



    FOR THE QUARTER ENDED JULY 31, 2001
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

Great Expectations and Associates, Inc.

Index


Part I        Financial Information          Page
Number

Item 1.

Balance Sheet                                     3

Statements of Loss and Accumulated Deficit        4

Statements of Cash Flows                          5

Footnotes                                         6

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations     7

Part II  None

Signatures                                       10

                   Great Expectations and Associates, Inc.
                    (A Development Stage Enterprise)

                               BALANCE SHEET

                                        July              October
                                       31, 2001           31, 2000
                                     (unaudited)
                 ASSETS
CURRENT ASSETS
     Cash                              $      -            $      -
                                       --------            --------
           Total current assets               -                   -

Other Assets
   Deferred offering costs(Note 1)       22,099              22,099
                                       --------            --------

           Total other assets            22,099              22,099
                                       --------            --------
 Total assets                            22,099              22,099
                                       ========            ========

 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Due to stockholders(Note) 4      $ 31,562            $ 22,012
                                       --------            --------

 Total current liabilities               31,562              22,012

STOCKHOLDERS' EQUITY
      Common stock, no par value,
       500,000,000 shares authorized;
       150,520,000 shares issued and
       outstanding, net of Treasury
       stock ($697)(Note 3)              20,432              20,432

      Deficit accumulated during
          the development stage         (29,895)            (20,345)
                                       --------            --------
         Total stockholders' equity      (9,463)                 87

Total liabilities and stockholders'
       equity                          $ 22,099            $ 13,599
                                       ========            ========



The accompanying notes are an integral part of the financial statements.

                   Great Expectations and Associates, Inc.
                    (A Development Stage Enterprise)
                STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
         For the period from inception (June 5, 1987) to July 31, 2001

                                           Cumulative     Nine Months
                                             During          Ended          October
                                           Development   July 31, 2001      31, 2000
                                              Stage
Revenue
       Interest Income                     $    166          $     -        $     -
                                           --------           -------       -------
 Total revenue                                  166                 -             -

Other expense
     Amortization                               700                 -             -
     Rent                                     4,512                 -             -
     Salaries(Note 3)                         6,129                 -             -
     Office supplies and expense(Note 7)      4,310                60         4,250
     Legal                                    2,500             1,000         1,500
     Travel                                   1,435                 -         1,435
     Escrow fees                              1,500             1,500             -
     Transfer fees                            1,500             1,500             -
     Filing fees                              4,520             3,490         1,030
     Accounting                               2,955             2,000           600
                                           --------           -------        ------
 Total expense                               30,061             9,550         8,815
                                           --------           -------        ------
 NET LOSS                                   (29,895)           (9,550)       (8,815)

Accumulated deficit
     Balance, beginning of period                 -           (20,345)      (11,530)
                                           --------           -------       -------

     Balance, end of period                $(29,895)          (29,895)      (20,345)
                                           ========           =======       =======
Loss per share                             $   (Nil)          $  (Nil)      $  (Nil)
                                           ========           =======       =======
Shares outstanding                      150,520,000       150,520,000   150,520,000
                                        ===========       ===========   ===========




The accompanying notes are an integral part of the financial statements.

      Great Expectations and Associates, Inc.
       (A Development Stage Enterprise)
          STATEMENTS OF CASH FLOW
                Unaudited

                                         Cumulative
                                           During           Nine Months
                                          Development      July 31, 2001    October
                                            Stage           (unaudited)    31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                               $(29,895)         $ (9,550)      $ (8,815)
     Add non-cash items:
       Salaries paid with stock               5,432                             (697)
       Organizational cost amortization         700                 -              -
       Increase in organizational cost         (700)                -              -
                                           --------          --------       --------
  Cash used in operations                   (24,463)           (9,550)        (9,512)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from loans-stockholders         31,562             9,550         18,012
    Proceeds from issuance of common stock   15,000                 -              -
    Offering costs                          (22,099)                -         (8,500)
                                           --------          --------       --------
  Cash provided by financing activities      24,463             9,550          9,512
                                           --------          --------       --------
Net increase (decrease) in cash                   -                 -              -

Cash, beginning of periods                        -                 -              -
                                           --------          --------       --------
Cash, end of periods                       $      -                 -              -
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

4.  Due to stockholders
During the first nine months, advances totaling
$9,550 were made to the Company by stockholders.
There are no specific repayment terms and no interest is charged.

5.  Management representation
For the period ended July 31, 2001, management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.

6. Going concern
The company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.


In the opinion of management of Great Expectations and Associates, Inc., the unaudited financial statements of Great Expectations and Associates, Inc. for the interim period shown, include all adjustments, necessary for a fair presentation of the financial position at July 31, 2001, and the results of operations and cash flows for the period then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year.
These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year October 31, 2000.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations


Liquidity and Capital Resources

Great Expectations remains in the development stage
and, since inception, has experienced no
significant change in liquidity or capital
resources.   Great Expectation's balance sheet as
of July 31, 2001, reflects a current asset value of
$0, and a total asset value of $22,099 in the form
of deferred offering costs.   Great Expectations
will carry out its plan of business as discussed
above.   Great Expectations cannot predict to what
extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses, if any of the business entity which Great Expectations may eventually acquire.

Results of Operations

During the period from June 5, 1987 (inception) through July 31, 2001, Great Expectations has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by Great
Expectations during this period.

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


Date: September 11, 2001    /s/ Raphael M. Solot
                           -----------------------
                           By: Raphael M. Solot
                               President