Form 10KSB
period 2001-10-31
GREAT EXPECTATIONS & ASSOCIATES INC
filed 2002-01-28
CIK 1100397

FORM 10-KSB
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
    [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D)
OF
           THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended: 10/31/01
                       OR
[ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

          Commission file number - 333-44882
           Great Expectations, Inc.
(Exact name of Registrant as specified in its charter)

     Colorado                  84-1521955
(State or other jurisdiction         (I.R.S. Employer
 of incorporation or organization)   Identification No.)

501 South Cherry Street, Suite 610,
Denver, Colorado                     80246
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

The Company's revenues for its most recent fiscal year were $0.00. As of October 31, 2001 the market value of the Company's voting $.00l par value common stock held by non-affiliates of the Company was $0.00.

The number of shares outstanding of Company's only
class of common stock, as of October 31, 2001 was
150,520,000 shares of its common stock. Check
whether the Issuer has filed all documents and
reports required to be filed by Section 12, 13 or
15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.
Yes  __x__    No _____

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

Another aspect of our business plan that Great
Expectations intends to implement after this registration statement becomes effective is to seek to facilitate the eventual creation of a public trading market in its outstanding securities.
Great Expectation's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value.

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

We anticipate that Mr. Mahlke will contact broker-
dealers and other persons with whom he is
acquainted who are involved in corporate finance
matters to advise them of Great Expectation's
existence and to determine if any companies or
businesses they represent have an interest in
considering a merger or acquisition with Great
Expectations.    No assurance can be given that
Great Expectations will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to Great
Expectations or its stockholders.

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

Great Expectations has no plans, understandings,
agreements, or commitments with any individual for
such person to act as a finder of opportunities for
Great Expectations. Great Expectations does not
foresee that it would enter into a merger or
acquisition transaction with any business with
which its officers or directors are currently
affiliated.   Should Great Expectations determine
in the future, contrary to the foregoing expectations, that a transaction with an affiliate would be in the best interests of Great
Expectations and its stockholders, Great
Expectations is permitted by Colorado law to enter into such a transaction if:

 - The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

 - The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

- -   The contract or transaction is fair as to Great
Expectations as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

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

- -   Whether, following the business combination,
the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of Great Expectations to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of a Rule 15g-9 adopted by the Securities and Exchange
Commission.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended
October 31, 2001, no matters were submitted to a vote of Great Expectations' security holders, through the solicitation of proxies.

                  PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

Market Information.     Great Expectation's common
stock is not listed in the pink sheets or in the OTC Bulletin Board maintained by the NASD.

Holders.   The approximate number of holders of
record of Great Expectation's no par value common stock, as of January 10, 2001 was 10.

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Great Expectations remains in the development stage
and, since inception, has experienced no
significant change in liquidity or capital
resources.   Great Expectation's balance sheet as
of October 31, 2001, reflects a current asset value
of $0, and a total asset value of $22,099 in the
form of deferred offering costs.   Great
Expectations will carry out its plan of business as
discussed above.   Great Expectations cannot
predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses, if any of the business entity which Great Expectations may eventually acquire.

Results of Operations

During the period from June 5, 1987 (inception) through October 31, 2001, Great Expectations has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by Great
Expectations during this period. The registration statement was declared effective on September 10, 2001.

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

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY
DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Great Expectations and Associates Inc.
Englewood, Colorado

We have audited the accompanying balance sheet of Great Expectations and Associates Inc. (a development stage enterprise) as of October 31, 2001, and the related statements of stockholders' equity, loss and accumulated deficit, and cash flows for the period from the date of inception
(June 5, 1987) to October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Expectations and Associates Inc., as of October 31, 2001, the changes in its stockholders' equity, the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

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

Denver, Colorado
November 15, 2001

Tannenbaum & Company P.C.

Great Expectations And Associates, Inc.
(A Development Stage Enterprise)
BALANCE SHEET
October 31, 2001

                                                October
                                                31, 2001
ASSETS

CURRENT ASSETS
   Cash                                         $      -

    Total current assets                               -

Other Assets
  Deferred offering costs (Note 1)                22,099
	                                            ------
      Total other assets                          22,099
                                                  ------
     Total assets                                 22,099
                                                  ======

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Due to stockholders (Note 4)                  $33,754
                                                  ------
     Total current liabilities                    33,754

STOCKHOLDERS' EQUITY
   Common stock, no par value,  500,000,000
      shares authorized;150,520,000 shares
      issued and outstanding (Note 1)             20,432
                                                       -
   Deficit accumulated during the development
       Stage                                     (32,087)
	                                           -------
     Total stockholders' equity                  -11,655
		                                     -------
   Total liabilities and stockholders' equity    $22,099
                                                 =======

The accompanying notes are an integral part of the financial statements.

Great Expectations And Associates, Inc.
(A Development Stage Enterprise)
STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
For the period form inception (June 5, 1987)
to October 31, 2001

                                                Inception
                                                to October          October
                                                31, 2001            31, 2001

Revenue
   Interest Income                              $      166                 -
                                                ----------         ---------
     Total revenue                                     166                 -

Other expense
   Amortization                                        700                 -
   Rent                                              4,512                 -
   Salaries (Note 3)                                 6,129                 -
   Office supplies and expense                       4,547               297
   Legal                                             4,000             2,500
   Travel                                            1,435                 -
   Escrow fees                                       1,500             1,500
   Transfer fees                                     1,500             1,500
   Filing fees                                       4,575             3,545
   Accounting                                        3,355             2,400
                                                ----------          --------
     Total expense                                  32,253            11,742
                                                ----------          --------
     NET LOSS                                      (32,087)          (11,742)

Accumulated deficit
   Balance, beginning of period                          -           (20,345)
                                                ----------          --------
   Balance, end of period                       $  (32,087)          (32,087)
                                                ==========          ========

Loss per share                                  $     (Nil)         $   (Nil)
                                                ==========          ========

Shares outstanding                              150,520,000      150,520,000

The accompanying notes are an integral part of the financial statements.

Great Expectations And Associates, Inc.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period form inception (June 5, 1987) to October 31, 2001

                                                                            Total
                                          Common stock         Accumu-      stock-
                                     Number                    lated       holders'
                                     of shares     Amount      deficit      equity
                                     ---------     ------      -------     --------
Balance, June 5, 1987                        -   $      -     $      -     $     -
Issuance of stock for cash
   July 1987 ($.00005 per share)     67,000,000     3,000            -       3,000

Issuance of stock for cash
   July 1987 ($.0017 per share)       7,200,000    12,000            -      12,000

Issuance of stock for services (Note 3)
   July 1987 ($.0017 per share)       1,000,000     1,666            -       1,666

Issuance of stock for services (Note 3)
   March 1998 ($.00005 per share)    75,320,000     3,766            -       3,766

Net loss for the period inception
to October 31, 1998                           -         -      (10,833)    (10,833)
                                     ----------  --------     --------     -------
Balance, October 31, 1998           150,520,000    20,432      (10,833)      9,599
Issuance of stock for services (Note 3)
   October 1999 ($.00005 per share)   7,300,000       326                      326

Issuance of stock for services (Note 3)
   October 1999 ($.00005 per share)   7,300,000       326                      326

Issuance of stock for services (Note 3)
   October 1999($.00005 per share)    1,000,000        45                       45

Net loss for the period October
   31, 1999                                   -         -         (697)       (697)
                                     ----------  --------     --------     -------
Balance, October 31, 1999           166,120,000  $ 21,129    $ (11,530)    $ 9,599
Net loss for the period October
   31, 2000                                                     (8,815)     (8,815)
Treasury stock                      (15,600,000)     (697)                    (697)
                                    -----------  --------    ---------     -------
Balance, October 31, 2000           150,520,000  $ 20,432    $ (20,345)    $    87
Net loss for the period October
  31, 2001                                                     (11,742)   (11,742)
Net loss for the period October
  31, 2001                          150,520,000   20,432       (32,087)   (11,655)

The accompanying notes are an integral part of the financial statements.

Great Expectations And Associates, Inc.
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS
For the periods ended October 31, 2001

                                               Inception
                                               to October          October
                                               31, 2001            31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                    $  (32,087)       $  (11,742)
   Add non-cash items:
     Salaries paid with stock (Note 3)              5,432
     Organizational cost amortization                 700                 -
     Increase in organizational cost                 (700)                -
                                               -----------       -----------
      Cash used in operations                     (26,655)          (11,742)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from loans-stockholders (Note 4)       33,754            11,742
   Proceeds from issuance of common stock          15,000
   Offering costs (Note 1)                        (22,099)
   Treasury stock
                                                 ---------        ---------
    Cash provided by financing activities          26,655            11,742
                                                 ---------        ---------
Net increase (decrease) in cash                         -                 -

Cash, beginning of periods                              -                 -

Cash, end of periods                           $        -                 -

The accompanying notes are an integral part of the financial statements.

Great Expectations and Associates, Inc.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
October 31, 2001

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


Stock issued for services
The value of the stock issued for services is based on management's estimate of the fair market value of the services rendered

Great Expectations and Associates, Inc.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
October 31, 2001

Due to stockholders
During the fiscal year advances totaling $33,754 were made to the Company by stockholders. There are no specific repayment terms and no interest is charged.


Management representation
For the period ended October 31, 2001 management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.

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

                                              Inception
                                              to October              October
                                               31, 2000               31, 2000
Revenue
  Interest Income                             $     166                     -
                                              ---------              --------
     Total revenue                                  166                     -

Other expense
  Amortization                                      700                     -
  Rent                                            4,512                     -
  Salaries (Note 3)                               6,129                     -
  Office supplies and expense (Note7)             4,250                  4,250
  Legal                                           1,500                  1,500
  Travel                                          1,435                  1,435
  Filing fees                                     1,030                  1,030
  Accounting                                        955                    600
                                               --------              ---------
     Total expense                               20,511                  8,815
                                               --------              ---------

     NET LOSS                                   (20,345)                (8,815)
Accumulated deficit
  Balance, beginning of period                        -                (11,530)
                                               --------              ---------
Balance, end of period                         $(20,345)               (20,345)
                                               --------              ---------
Loss per share                                 $   (Nil)                  (Nil)
                                               --------              ---------
Shares outstanding                          150,520,000            150,520,000



The accompanying notes are an integral part of the financial statements.

    Great Expectations and Associates, Inc.
     (A Development Stage Enterprise)
    STATEMENT OF STOCKHOLDERS'EQUITY
For the period from inception (June 5, 1987)
         to October 31, 2000

                                        Common stock                         Total
                                        ------------       Accumu-           stock-
                                    Number                  lated            holders'
                                  Of shares     Amount     deficit           equity
                                 ----------    -------    --------         ----------
Balance, June 5, 1987                     -    $     -    $     -           $      -

Issuance of stock for cash
  July 1987 ($.00005 per share)  67,000,000      3,000          -              3,000

Issuance of stock for cash
  July 1987 ($.0017 per share)    7,200,000     12,000          -             12,000

Issuance of stock for services (Note 3)
  July 1987 ($.0017 per share)    1,000,000      1,666          -              1,666

Issuance of stock for services (Note 3)
  March 1998 ($.00005 per share) 75,320,000      3,766          -              3,766

Net loss for the period inception
to October 31, 1998                       -          -    (10,833)           (10,833)
                               ------------   --------  ---------          ---------
Balance, October 31, 1998       150,520,000     20,432    (10,833)             9,599

Issuance of stock for services (Note 3)
 October 1999 ($.00005 per share) 7,300,000        326                           326

Issuance of stock for services (Note 3)
 October 1999 ($.00005 per share) 7,300,000        326                           326

Issuance of stock for services (Note 3)
 October 1999($.00005 per share)  1,000,000         45                            45

Net loss for the period
   October 31, 1999                       -          -       (697)              (697)
                                 ----------    -------   --------            -------
Balance, October 31, 1999       166,120,000   $ 21,129   $(11,530)            $9,599

Net loss for the period
   October 31, 2000                 (8,815)                                   (8,815)
Treasury stock                 (15,600,000)       (697)                         (697)
Balance, October 31, 2000       150,520,000   $ 20,432   $(20,345)              $697
                                -----------   --------   ---------           -------

The accompanying notes are an integral part of the financial statements.

      Great Expectations and Associates, Inc.
        A Development Stage Enterprise)
          STATEMENTS OF CASH FLOWS
     For the periods ended October 31, 2000

                                    Inception
                                    to October               October
                                     31, 2000                31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES

 Net Loss                           $(20,345)                (8,815)
  Add non-cash items:
   Salaries paid with stock (Note 3)   5,432                   (697)
   Organizational cost amortization      700                      -
    Increase in organizational cost     (700)                     -
                                    --------               --------
      Cash used in operations        (14,913)                (9,512)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loans-stockholders
    (Note 4)                          22,012                 18,012
  Proceeds from issuance of
    common stock                      15,000                      -
    Offering costs (Note 1)          (22,099)                (8,500)
                                   ---------               --------
      Cash provided by
      financing activities            14,913                  9,512
                                   ---------               --------
Net increase (decrease) in cash            -                      -

Cash, beginning of periods                 -                      -
                                   ---------               --------
Cash, end of periods                $      -                      -
                                   =========               ========



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

None


Reports on Form 8-K

          None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    January 10, 2002

GREAT EXPECTATIONS, INC.

/s/ Raphael Solot
- --------------------
By: Raphael Solot, President

Pursuant to the requirements of the Securities
Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/Raphael Solot,       Principal Executive Officer     January 10, 2002
- --------------------    Principal Financial Officer
                          Controller Director

/s/Fredrick Mahlke      Secretary/Vice President        January 10, 2002
- --------------------         Director