Form 10QSB
period 2002-01-31
GREAT EXPECTATIONS & ASSOCIATES INC
filed 2002-03-18
CIK 1100397

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
SECURITIES EXCHANGE ACT OF 1934


            FORM 10QSB



FOR THE QUARTER ENDED JANUARY 31, 2002
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


Yes__x___                 No______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:
150,120,000 shares.

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

Great Expectations and Associates, Inc.
(A Development State Enterprise)
Balance Sheet

                                               January               October
                                               31, 2002             31, 2001
                                              (unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                -                    -
                                             ----------          -----------
Total current assets                                  -                    -

Other Assets
   Deferred offering costs (Note 1)              22,099               22,099
                                             ----------          -----------
   Total other assets                            22,099               22,099

       Total assets                              22,099               22,099
                                             ==========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Due to stockholders (Note 4)              $  36,704               33,754

     Total current liabilities                  36,704               33,754

STOCKHOLDERS' EQUITY
   Common stock, no par value, 500,000,000
    shares authorized;150,120,000 shares
    issued and outstanding (Note 1)             20,432               20,432
  Deficit accumulated during the
   development stage                           (35,037)             (32,087)
                                            ----------          -----------
    Total stockholders' equity                 (14,605)             (11,655)
                                            ----------          -----------
Total liabilities and stockholders' equity   $  22,099               22,099
                                            ==========          ===========

The accompanying notes are an integral part of the financial statements.

Great Expectations and Associates, Inc.
(A Development State Enterprise)
STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
For the period from inception (June 5, 1987)
       to January 31, 2002

                                   Cumulative        Three Months	     Three Months
                                    During              Ended             Ended
                                   Development        31-Jan-02         31-Jan-01
                                     Stage
Revenue
 Interest Income                  $     166          $        -       $        -
                                  ---------          ----------       ----------
    Total revenue	                      166                   -                -

Other expense
  Amortization                          700                   -                -
  Rent                                4,512                   -                -
  Salaries (Note 3)                   6,129                   -                -
  Office supplies and expense         4,547                   -               60
  Legal                               5,500               1,500                -
  Travel                              1,435                   -                -
  Escrow fees                         1,500                   -              500
  Transfer fees                       1,950                 450              600
  Filing fees                         4,575                   -                -
  Accounting                          4,355               1,000            1,200
                                  ---------          ----------       ----------
    Total expense                    35,203               2,950            2,360
                                  ---------          ----------       ----------
    NET LOSS                        (35,037)             (2,950)          (2,360)
                                  ---------          ----------       ----------
Accumulated deficit
   Balance, beginning of period           -             (32,087)         (19,648)
                                  ---------          ----------       ----------
   Balance, end of period        $  (35,037)            (35,037)         (22,008)
                                 ==========          ==========       ==========
Loss per share                   $     (Nil)          $    (Nil)       $    (Nil)
                                 ==========          ==========       ==========
Shares outstanding              150,520,000         150,520,000      150,520,000
                                 ==========          ==========       ==========

The accompanying notes are an integral part of the financial statements.

Great Expectations and Associates, Inc.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (June 5, 1987)
     to January 31, 2002

                                                                            Total
                                          Common stock       Accumu-        stock-
                                       Number                 lated        holders'
                                     of shares    Amount     deficit        equity
                                   ---------    ------     --------      ----------
Balance, June 5, 1987                     -   $      -     $      -      $       -

Issuance of stock for cash
 July 1987 ($.00005 per share)    67,000,000      3,000            -         3,000

Issuance of stock for cash
 July 1987 ($.0017 per share)      7,200,000     12,000            -        12,000

Issuance of stock for services
 (Note 3) July 1987
  ($.0017 per share)               1,000,000      1,666            -         1,666

Issuance of stock for services (Note 3)
 March 1998 ($.00005 per share)   75,320,000      3,766            -         3,766

Net loss for the period inception
 to October 31, 1998                       -          -      (10,833)      (10,833)
                                  ----------  ---------    ---------     ---------
Balance, October 31, 1998          150,520,000   20,432      (10,833)        9,599

Issuance of stock for services (Note 3)
 October 1999 ($.00005 per share)    7,300,000      326            -           326

Issuance of stock for services (Note 3)
 October 1999 ($.00005 per share)    7,300,000      326            -           326

Issuance of stock for services (Note 3)
 October 1999($.00005 per share)     1,000,000       45            -            45

Net loss for the period October
 31, 1999	                                 -        -         (697)         (697)
                                    ---------- ---------   ----------    ---------
Balance, October 31, 1999          166,120,000 $ 21,129   $  (11,530)    $   9,599
                                   ----------- ---------  -----------    ---------
Net loss for the period October
 31, 2000                                    -        -       (8,815)       (8,815)

Treasury stock                     (15,600,000)    (697)           -          (697)
                                   ----------- ----------  ----------    ---------
Balance, October 31, 2000          150,520,000 $  20,432  $   (20,345)    $     87




Net loss for the period October
 31, 2001                                    -         -      (11,742)     (11,742)
                                   ----------- ----------  -----------   ---------

Balance, October 31, 2001          150,520,000 $  20,432  $   (32,087)  $  (11,655)

Net loss for the period January
  31, 2002	                                 -        -        (2,950)      (2,950)

Balance, January 31, 2002          150,520,000 $ 20,432   $   (35,037)  $  (14,605)
                                   ===========  ========   ===========  ==========

The accompanying notes are an integral part of the financial statements.

Great Expectations and Associates, Inc.
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

                                   Cumulative
                                    During            Three Months     Three Months
                                   Development            Ended           Ended
                                     Stage              31-Jan-02       31-Jan-01
                                   ------------       -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss                          $  (35,037)       $   (2,950)      $   (2,360)
  Add non-cash items:
  Salaries paid with stock (Note 3)      5,432                 -                -
  Organizational cost amortization         700                 -                -
  Increase in organizational cost         (700)                -                -

Cash used in operations                (29,605)           (2,950)          (2,360)
                                      ----------       ----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loans-stockholders
  (Note 4)                              36,704             2,950            2,360
  Proceeds from issuance of common
   Stock                                15,000                 -                -
  Offering costs                       (22,099)                -
                                     -----------       -----------       ----------
Cash provided by financing activities   29,605             2,950            2,360
                                      ----------       -----------       ----------
Net increase (decrease) in cash              -                 -                -

Cash, beginning of periods                   -                 -                -
                                      ----------       -----------       ----------
Cash, end of periods                 $       -                 -                -
                                      ==========       ===========       ==========

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

4.   Due to stockholders
During the three months ended January 31, 2002, advances totaling $2,950 were made to the

Great Expectations and Associates, Inc.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Company by stockholders. The total amount since inception totals $33,754. There are no specific repayment terms and no interest is charged.

5.   Management Representation
For the three months ended January 31, 2002 management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.

6.   Going concern
The company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.

In the opinion of management of Great
Expectations and Associates, Inc., the unaudited financial statements of Great Expectations and Associates, Inc. for the interim period shown, include all adjustments, necessary for a fair presentation of the financial position at January 31, 2002, and the results of operations and cash flows for the period then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year
October 31, 2001.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company remains in the development stage and,
since inception, has experienced no significant
change in liquidity or capital resources.   The
Company's balance sheet as of January 31, 2002,
reflects a current asset value of $0, and a total
asset value of $22,099 in the form of deferred
offering costs.   The Company will carry out its
plan of business as discussed above.   The Company
cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Pursuant to its public offering under Rule 419, the Company has sold common shares which are held in escrow until an acquisition is consummated and approved by the investors. These common shares are not included in the financial statements for the quarter ended January 31, 2002.

Results of Operations

During the period from June 5, 1987 (inception) through January 31, 2002, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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


Date: March 14, 2002

/s/ Raphael M. Solot
-------------------------
By: Raphael M. Solot, President