Form 10QSB
period 2002-04-30
GREAT EXPECTATIONS & ASSOCIATES INC
filed 2002-06-14
CIK 1100397

SECURTIES AND EXCHANGE COMMISSION
           WASHINGTON, D.C.  20549

 QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934



                  FORM 10Q



     FOR THE QUARTER ENDED APRIL 30, 2002
      COMMISSION FILE NUMBER 0001084937


    GREAT EXPECTATION AND ASSOCIATES, INC.
      (Exact name of Registrant as
         specified in its charter)


        Colorado					84-1521955
 (State or other jurisdiction of     (I.R.S. Employer I.D.)
incorporation or organization)




     501 S. Cherry Street, Suite 610,
         Denver, Co. 80246
Registrant's Telephone Number,
   including area code	(303) 320-0066


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange
Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.


Yes______		No______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:
150,520,000 shares.

Great Expectations and Associates, Inc.

Index


Part I 		Financial Information				Page No.

Item 1.

Balance Sheet							         3

Statements of Loss and Accumulated Deficit			   4

Statement of Stockholders' Equity				         5

Statements of Cash Flows					         6


Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations		         7

Part II 		None

Signatures							               8

     Great Expectations and Associates, Inc.
         (A Development Stage Enterprise)
                     BALANCE SHEET

                                         April                 October
                                        30, 2002              31, 2001
                                      -----------            ----------
                                      (unaudited)
                     ASSETS

CURRENT ASSETS
     Cash                                      -                    -
                                       ---------            ---------
           Total current assets                -                    -

Other Assets
   Deferred offering costs (Note 1)       22,099               22,099

                                       ---------            ---------
           Total other assets             22,099               22,099
                                       ---------            ---------
 Total assets                             22,099               22,099
                                       =========            =========


 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Due to stockholders (Note 4)      $ 37,738             $ 33,754
                                       ---------            ---------
 Total current liabilities                37,738               33,754

STOCKHOLDERS' EQUITY
   Common stock, no par value, 500,000,000
   shares authorized;166,120,000 shares
   issued and outstanding (Note 1)        20,432               20,432
   Deficit accumulated during the
         development stage               (36,071)             (32,087)
                                       ---------            ---------
         Total stockholders' equity      (15,639)             (11,655)
                                       ---------            ---------
 Total liabilities and
    stockholders' equity                $ 22,099             $ 22,099
                                       =========            =========


The accompanying notes are an integral
  part of the financial statements.

     Great Expectations and Associates, Inc.
         (A Development Stage Enterprise)
            STATEMENT OF OPERATIONS

                                        Cumulative   Six Months   Six Months
                                          During        Ended        Ended
                                        Development   30-Apr-02    30-Apr-01
                                           Stage
                                          ---------   ---------    ---------
Revenue
       Interest Income                       $ 166            -            -
                                            ------       ------       ------
 Total revenue                                 166


Other expense
     Amortization                              700
     Rent                                    4,512
     Salaries (Note 3)                       6,129
     Office supplies and expense             4,631           84           60
     Legal                                   5,800        1,800        1,000
     Travel                                  1,435
     Escrow fees                             1,500                     1,500
     Transfer fees                           2,400          900        1,050
     Filing fees                             4,575
     Accounting                              4,555        1,200        1,400
                                           -------       ------       ------
 Total expense                              36,237        3,984        5,010
                                           -------       ------       ------
 NET LOSS                                  (36,071)      (3,984)      (5,010)
                                           -------       ------       ------
Accumulated deficit
     Balance, beginning of period                -      (32,087)     (19,648)
                                           -------       ------       ------
     Balance, end of period              $ (36,071)     (36,071)     (24,658)
                                         =========       ======       ======
Loss per share                           $    (Nil)    $   (Nil)    $   (Nil)
                                         =========     ========     ========
Shares outstanding                     150,520,000  150,520,000  150,520,000
                                       ===========  ===========  ===========

The accompanying notes are an integral
  part of the financial statements.

     Great Expectations and Associates, Inc.
         (A Development Stage Enterprise)
             STATEMENTS OF CASH FLOWS

                                       Cumulative
                                         During       Three Months    Three Months
                                       Development        Ended           Ended
                                          Stage         30-Apr-02       30-Apr-01
                                       -----------    -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                            $ (36,071)        $ (3,984)       $ (5,010)
     Add non-cash items:
 Salaries paid with stock (Note 3)           5,432                -               -
 Organizational cost amortization              700                -               -
 Increase in organizational cost              (700)               -               -
                                         ---------         --------        --------
  Cash used in operations                  (30,639)          (3,984)
(5,010)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from loans-stockholders (Note 4)  37,738            3,984           5,010
 Proceeds from issuance of common stock     15,000                -               -
 Offering costs                            (22,099)               -               -
                                          --------         --------        --------
  Cash provided by financing activities     30,639            3,984           5,010
                                          --------         --------        --------
Net increase (decreease) in cash                 -                -               -

Cash, beginning of periods                       -                -               -
                                          --------         --------        --------
Cash, end of periods                       $     -                -               -
                                          ========         ========        ========


The accompanying notes are an integral
  part of the financial statements.





<PAGE.6

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

Due to stockholders
During the six months ended April 30, 2002, advances totaling $3,984 were made to the Company

Great Expectations and Associates, Inc.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

by stockholders. The total amount since inception totals $37,738. There are no specific repayment terms and no interest is charged.

Management representation
For the three months ended April 30, 2002 management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.

Going concern
The company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.

In the opinion of management of Great Expectations and Associates, Inc., the unaudited financial statements of Great Expectations and Associates, Inc. for the interim period shown, include all adjustments, necessary for a fair presentation of the financial position at April 30, 2002, and the results of operations and cash flows for the period then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year October 31, 2001.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company remains in the development stage and,
since inception, has experienced no significant
change in liquidity or capital resources.   The
Company's balance sheet as of April 30, 2002,
reflects a current asset value of $0, and a total
asset value of $22,099 in the form of deferred
offering costs.   The Company will carry out its
plan of business as discussed above.   The Company
cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Pursuant to its public offering under Rule 419, the Company has sold common shares that are held in escrow until an acquisition is consummated and approved by the investors. These common shares are not included in the financial statements for the quarter ended April 30, 2002.

Results of Operations

During the period from June 5, 1987 (inception) through April 30, 2002, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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


Great Expectations and Associates, Inc.

                  Signatures


Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


By:  /s/Dianne Vandenberg    Date:  June 15, 2002
     ---------------------
     Dianne Vandenberg
        president