Form 10QSB
period 2002-07-31
GREAT EXPECTATIONS & ASSOCIATES INC
filed 2002-09-13
CIK 1100397

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

            FORM 10QSB

FOR THE QUARTER ENDED JULY 31, 2002
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

                Great Expectations and Associates, Inc.
                 (A Development Stage Enterprise)
                         BALANCE SHEET

                                                 July               October
                                               30, 2002            31, 2001
                                              (unaudited)
                                              -----------          ---------
                      ASSETS

CURRENT ASSETS
     Cash                                             -                    -
                                               --------            ---------
           Total current assets                       -                    -

Other Assets
   Deferred offering costs (Note 1)              22,099               22,099

                                               --------             --------
           Total other assets                    22,099               22,099
                                               --------             --------
                  Total assets                   22,099               22,099
                                               ========             ========


            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Due to stockholders (Note 4)             $ 38,388             $ 33,754
                                               --------             --------
             Total current liabilities           38,388               33,754

STOCKHOLDERS' EQUITY
      Common stock, no par value, 500,000,000
        shares authorized;166,120,000 shares
        issued and outstanding (Note 1)          20,432               20,432
      Deficit accumulated during the
        development stage                       (36,721)             (32,087)
                                               --------             --------
         Total stockholders' equity             (16,289)             (11,655)
                                               --------             --------

                Total liabilities and
                    stockholders' equity       $ 22,099             $ 22,099
                                               ========             ========

The accompanying notes are an integral part of the financial statements

        Great Expectations and Associates, Inc.
           (A Development Stage Enterprise)
      STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
      For the period from inception (June 5, 1987)
                    to July 31, 2002

                                   Cumulative       Nine Months       Nine Months
                                     During            Ended             Ended
                                  Development        31-Jul-02         31-Jul-01
                                      Stage
                                  -------------    -------------      ------------
Revenue
       Interest Income                $    166        $       -         $       -
                                      --------
              Total revenue                166


Other expense
     Amortization                          700                -                 -
     Rent                                4,512                -                 -
     Salaries (Note 3)                   6,129                -                 -
     Office supplies and expense         4,631               84                60
     Legal                               5,800            1,800             1,000
     Travel                              1,435                -                 -
     Escrow fees                         1,500                -             1,500
     Transfer fees                       2,850            1,350             1,500
     Filing fees                         4,575                -             3,490
      Accounting                         4,755            1,400             2,000
                                      --------         --------          --------
              Total expense             36,887            4,634             9,550
                                      --------         --------          --------
              NET LOSS                 (36,721)          (4,634)           (9,550)
                                      --------         --------          --------
Accumulated deficit
     Balance, beginning of period            -          (32,087)          (20,345)
                                      --------         --------          --------
     Balance, end of period           $(36,721)        $(36,721)         $(29,895)
                                      ========         ========          ========
Loss per share                        $   (Nil)        $   (Nil)         $   (Nil)
                                      ========         ========          ========
Shares outstanding                 150,520,000      150,520,000       150,520,000
                                   ===========      ===========       ===========


The accompanying notes are an integral
   part of the financial statements.

        Great Expectations and Associates, Inc.
           (A Development Stage Enterprise)
               STATEMENTS OF CASH FLOWS

                                   Cumulative       Nine Months       Nine Months
                                     During            Ended             Ended
                                  Development        31-Jul-02         31-Jul-01
                                      Stage
                                  -------------    -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                        $ (36,721)        $ (4,634)         $ (9,550)
     Add non-cash items:
 Salaries paid with stock (Note 3)       5,432                -                 -
 Organizational cost amortization          700                -                 -
 Increase in organizational cost          (700)               -                 -
                                     ---------         --------          --------
  Cash used in operations              (31,289)          (4,634)           (9,550)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from loans-stockholders
     (Note 4)                           38,388            4,634             9,550
 Proceeds from issuance of common
     stock                              15,000                -                 -
 Offering costs                        (22,099)               -                 -
                                      --------         --------          --------
   Cash provided by financing
       activities 31,289                 4,634             9,550

Net increase (decrease) in cash              -                -                 -

Cash, beginning of periods                   -                -                 -
                                      --------         --------          --------
Cash, end of periods                  $      -         $      -          $      -
                                      ========         ========          ========

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

Great Expectations and Associates, Inc.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Due to stockholders
During the nine months ended July 31, 2002, advances totaling $4,634 were made to the Company by stockholders. The total amount since inception totals $38,388. There are no specific repayment terms and no interest is charged.

Management representation
For the nine months ended July 31, 2002
management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.

Going concern
The company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.



Note 1.    In the opinion of management of Great
Expectations and Associates, Inc., the unaudited financial statements of Great Expectations and Associates, Inc. for the interim period shown, include all adjustments, necessary for a fair presentation of the financial position at July
31, 2002, and the results of operations and cash flows for the nine months then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year
October 31, 2001.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company remains in the development stage and,
since inception, has experienced no significant
change in liquidity or capital resources.   The
Company's balance sheet as of July 31, 2002,
reflects a current asset value of $0, and a total
asset value of $22,099 in the form of deferred
offering costs.   The Company will carry out its
plan of business as discussed above.   The Company
cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Pursuant to its public offering under Rule 419, the Company has sold common shares which are held in escrow until an acquisition is consummated and approved by the investors. These common shares are not included in the financial statements for the quarter ended July 31, 2002.

Results of Operations

During the period from June 5, 1987 (inception) through July 31, 2002, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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


Date: September 12, 2002

/s/ Raphael M. Solot
-------------------------
By: Raphael M. Solot, President