Form 10KSB
period 2002-10-31
GREAT EXPECTATIONS & ASSOCIATES INC
filed 2003-01-31
CIK 1100397

FORM 10-KSB
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
    [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended: 10/31/02
                       OR
[ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

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

The Company's revenues for its most recent fiscal year were $0.00. As of October 31, 2002 the market value of the Company's voting $.00l par value common stock held by non-affiliates of the Company was $0.00.

The number of shares outstanding of Company's only class of common stock, as of October 31, 2002 was 150,520,000 shares of its common stock. Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  __x__    No _____

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended October 31, 2002, no matters were submitted to a vote of Great Expectations' security holders, through the solicitation of proxies.

                  PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information.     Great Expectation's common stock is not listed
in the pink sheets or in the OTC Bulletin Board maintained by the NASD.

Holders.   The approximate number of holders of record of Great
Expectation's no par value common stock, as of January 10, 2002 was 10.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Great Expectations remains in the development stage and, since inception, has experienced no significant change in liquidity or
capital resources.   Great Expectation's balance sheet as of October
31, 2002, reflects a current asset value of $0, and a total asset value
of $22,099 in the form of deferred offering costs.   Great Expectations
will carry out its plan of business as discussed above.   Great
Expectations cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses, if any of the business entity which Great Expectations may eventually acquire.

For the years ended October 31, 2002 and 2001, Great Expectations did not pursue any investing activities.

For the year ended October 31, 2002, Great Expectations received stockholders loans of $7,059 resulting in cash flow provided by financing activities of $7,059

Results of Operations

During the period from June 5, 1987 (inception) through October 31, 2002, Great Expectations has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of
1934, as amended.    No revenues were received by Great Expectations
during this period. The registration statement was declared effective on September 10, 2001.

For the year ended October 31, 2002, Great Expectations had expenses of $7,059 consisting of office supplies and expenses of $84, legal of $3,575, transfer fees of $1,800 and accounting expense of $1,600.

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

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT


The Board of Directors
Great Expectations and Associates Inc.
Englewood, Colorado

We have audited the accompanying balance sheet of Great Expectations and Associates Inc. (a development stage enterprise) as of October 31, 2002, and the related statements of stockholders' equity, loss and accumulated deficit, and cash flows for the period from the date of inception (June 5, 1987) to October 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Expectations and Associates Inc., as of October 31, 2002, the changes in its stockholders' equity, the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

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

Denver, Colorado
January 23, 2003

Tannenbaum & Company P.C.

            Great Expectations and Associates, Inc.
                      (A Development Stage Enterprise)
                                BALANCE SHEET
                              October 31, 2002

                                                              October
                                                             31, 2002
                                                             --------
 ASSETS

CURRENT ASSETS
     Cash                                                   $      -
                                                            --------
           Total current assets                                    -

Other Assets
   Deferred offering costs (Note 1)                           22,099
                                                            --------
           Total other assets                                 22,099
                                                            --------
                  Total assets                                22,099
                                                            ========

 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Due to stockholders (Note 4)                          $ 40,813
                                                            --------
           Total current liabilities                          40,813

STOCKHOLDERS' EQUITY
      Common stock, no par value,  500,000,000
             shares authorized;150,520,000 shares
             issued and outstanding (Note 1)                  20,432

      Deficit accumulated during the development stage       (39,146)
                                                            --------
                   Total stockholders' equity                (18,714)
                                                            --------
 Total liabilities and stockholders' equity                 $ 22,099
                                                            ========


The accompanying notes are an integral part of the financial statements.

                 Great Expectations and Associates, Inc.
                   (A Development Stage Enterprise)
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
   For the period from inception (June 5, 1987) to October 31, 2002

                                                 Inception
                                                to October         October
                                                  31, 2002         31, 2002
                                                -----------       ----------
Revenue
       Interest Income                            $    166                -
                                                  --------          -------
 Total revenue                                         166                -


Other expense
     Amortization                                      700                -
     Rent                                            4,512                -
     Salaries (Note 3)                               6,129                -
     Office supplies and expense                     4,631               84
     Legal                                           7,575            3,575
     Travel                                          1,435                -
     Escrow fees                                     1,500                -
     Transfer fees                                   3,300            1,800
     Filing fees                                     4,575                -
     Accounting                                      4,955            1,600
                                                 ---------          -------
                     Total expense                  39,312            7,059
                                                 ---------          -------
                      NET LOSS                     (39,146)          (7,059)

Accumulated deficit
     Balance, beginning of period                        -          (32,087)
                                                 ---------          -------
     Balance, end of period                      $ (39,146)         (39,146)
                                                 =========          =======
Loss per share                                      $ (Nil)          $ (Nil)
                                                 =========          =======
Shares outstanding                             150,520,000      150,520,000
                                               ===========      ===========

Great Expectations And Associates, Inc.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period form inception (June 5, 1987) to October 31, 2002

                                                                            Total
                                          Common stock         Accumu-      stock-
                                     Number                    lated       holders'
                                     of shares     Amount      deficit      equity
                                     ---------     ------      -------     --------
Balance, June 5, 1987                        -   $      -     $      -     $     -
Issuance of stock for cash
   July 1987 ($.00005 per share)     67,000,000     3,000            -       3,000

Issuance of stock for cash
   July 1987 ($.0017 per share)       7,200,000    12,000            -      12,000

Issuance of stock for services (Note 3)
   July 1987 ($.0017 per share)       1,000,000     1,666            -       1,666

Issuance of stock for services (Note 3)
   March 1998 ($.00005 per share)    75,320,000     3,766            -       3,766
Net loss for the period inception
to October 31, 1998                           -         -      (10,833)    (10,833)
                                     ----------  --------     --------     -------
Balance, October 31, 1998           150,520,000    20,432      (10,833)      9,599
Issuance of stock for services (Note 3)
   October 1999 ($.00005 per share)   7,300,000       326                      326

Issuance of stock for services (Note 3)
   October 1999 ($.00005 per share)   7,300,000       326                      326

Issuance of stock for services (Note 3)
   October 1999($.00005 per share)    1,000,000        45                       45
Net loss for the period October
   31, 1999                                   -         -         (697)       (697)
                                     ----------  --------     --------     -------
Balance, October 31, 1999           166,120,000  $ 21,129    $ (11,530)    $ 9,599
Net loss for the period October
   31, 2000                                                     (8,815)     (8,815)
Treasury stock                      (15,600,000)     (697)                    (697)
                                    -----------  --------    ---------     -------
Balance, October 31, 2000           150,520,000  $ 20,432    $ (20,345)    $    87
Net loss for the period October
  31, 2001                                                     (11,742)   (11,742)
Balance, October 31, 2001           150,520,000   20,432       (32,087)   (11,655)




Net loss for the period October
  31, 2002                                                      (7,059)    (7,059)
                                    -----------   ------     ---------    -------
Balance, October 31, 2002           150,520,000   20,432       (39,146)   (18,714)
                                    ===========   ======     =========    =======

The accompanying notes are an integral part of the financial statements.

                 Great Expectations and Associates, Inc.
                    (A Development Stage Enterprise)
                         STATEMENT OF CASH FLOWS
                      For the periods ended October 31, 2002

                                                  Inception
                                                  to October     October
                                                   31, 2002      31, 2002
                                                  -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                      $ (39,146)     $ (7,059)
     Add non-cash items:
 Salaries paid with stock (Note 3)                     5,432             -
 Organizational cost amortization                        700             -
 Increase in organizational cost                        (700)            -
                                                   ---------      --------
  Cash used in operations                            (33,714)       (7,059)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from loans-stockholders (Note 4)            40,813         7,059
 Proceeds from issuance of common stock               15,000             -
 Offering costs (Note 1)                             (22,099)            -
                                                   ---------      --------
  Cash provided by financing activities               33,714         7,059
                                                   ---------      --------
Net increase (decrease) in cash                            -             -

Cash, beginning of periods                                 -             -
                                                   ---------      --------
Cash, end of periods                               $       -      $      -
                                                   =========      ========

The accompanying notes are an integral part of the financial statements.

Great Expectations and Associates, Inc.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
October 31, 2002

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

Due to stockholders
During the fiscal year advances totaling $40,813 were made to the Company by stockholders. There are no specific repayment terms and no interest is charged.


Management representation
For the period ended October 31, 2002 management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.

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
(1)Mr. Mahlke and Mr. Solot are officers and directors of Great
Expectations

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are currently advances from shareholders totaling $40,813 were made to the Company by stockholders. There are no specific repayment terms and no interest is charged.

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

Date:    January 31, 2003

GREAT EXPECTATIONS, INC.

/s/ Raphael Solot
--------------------
By: Raphael Solot, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/Raphael Solot,       Principal Executive Officer     January 31, 2003
--------------------    Principal Financial Officer
                          Controller Director

/s/Fredrick Mahlke      Secretary/Vice President        January 31, 2003
--------------------         Director