Form 10QSB
period 2003-01-31
GREAT EXPECTATIONS & ASSOCIATES INC
filed 2003-03-14
CIK 1100397

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
SECURITIES EXCHANGE ACT OF 1934


            FORM 10QSB



FOR THE QUARTER ENDED JANUARY 31, 2003
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

     Great Expectations and Associates, Inc.
         (A Development Stage Enterprise)
                     BALANCE SHEET

                                                  January       October
                                                  31,2003       31,2002
                                                (unaudited)
                                                -----------    --------
        ASSETS

CURRENT ASSETS
  Cash                                                  -             -
     Total current assets                               -             -

Other Assets
  Deferred offering costs (Note 1)                 22,099        22,099
                                                ---------     ---------

     Total other assets                            22,099        22,099
                                                ---------     ---------

          Total assets                             22,099        22,099
                                                =========     =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Due to stockholders (Note 4)                 $   40,913        40,813
                                                ---------     ---------
    Total current liabilities                      40,913        40,813

STOCKHOLDERS' EQUITY
  Common stock, no par value, 500,000,000
     shares authorized;166,120,000 shares
     issued and outstanding (Note 1)
                                                   20,432        20,432
  Deficit accumulated during the development stage(39,246)      (39,146)
                                                 ---------    ----------

     Total stockholders' equity                   (18,814)      (18,714)
                                                 ---------    ----------

 Total liabilities and stockholders' equity     $  22,099     $  22,099
                                                =========     =========

The accompanying notes are an integral part of the financial statements.

     Great Expectations and Associates, Inc.
         (A Development Stage Enterprise)
            STATEMENT OF OPERATIONS

                                    Cumulative   Three Months   Three Months
                                       During         Ended          Ended
                                     Development    31-Jan-03      31-Jan-02
                                       Stage
                                   -------------  ------------  -------------
Revenue

   Interest Income                 $       166    $          -   $          -
                                    -----------   ------------   ------------
           Total revenue                   166               -              -


Other expense
   Amortization                            700
   Rent                                  4,512
   Salaries (Note 3)                     6,129
   Office supplies and expense           4,631
   Legal                                 7,575                         1,500
   Travel                                1,435
   Escrow fees                           1,500
   Transfer fees                         3,300                           450
   Filing fees                           4,675            100
   Accounting                            4,955                         1,000
                                    -----------   ------------   -----------
          Total expense                 39,412            100          2,950
                                    -----------   ------------   ------------
          NET LOSS                     (39,246)          (100)        (2,950)

Accumulated deficit
  Balance, beginning of period                        (39,146)       (32,087)
                                    -----------   ------------   ------------
  Balance, end of period           $   (39,246)   $   (39,246)   $   (35,037)
                                    ===========   ============   ============

Loss per share                     $      (Nil)   $      (Nil)   $      (Nil)
                                    ===========   ============   ============
Shares outstanding                  150,520,000    150,520,000    150,520,000
                                    ===========   ============   ============



The accompanying notes are an integral part of the financial statements.

     Great Expectations and Associates, Inc.
         (A Development Stage Enterprise)
             STATEMENTS OF CASH FLOWS

                                        Cumulative
                                          During    Three Months  Three Months
                                       Development      Ended         Ended
                                          Stage       31-Jan-03     31-Jan-02
                                      ------------   -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                            $  (39,246)  $     (100)   $    (2,950)
  Add non-cash items:--------
     Salaries paid with stock (Note 3)     5,432            -              -
     Organizational cost amortization        700            -              -
     Increase in organizational cost        (700)           -              -
                                       ---------    ---------     ----------
          Cash used in operations        (33,814)         (100)       (2,950)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loans-stockholders
               (Note 4)                   40,913           100         2,950
  Proceeds from issuance of common stock  15,000             -             -
  Offering costs                         (22,099)            -             -
                                       ---------    ----------    ----------
          Cash provided by financing
                Activities                33,814           100         2,950
                                       ---------    ----------    ----------
Net increase (decrease) in cash                -             -             -

Cash, beginning of periods                     -             -             -
                                       ---------    ----------    ----------

Cash, end of periods                  $        -             -             -
                                       =========    ==========    ==========

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

4.   Due to stockholders
During the three months ended January 31, 2003, advances totaling $100 were made to the Company by stockholders. The total amount since inception totals $40,913. There are no specific repayment terms and no interest is charged.

5.   Management Representation
For the three months ended January 31, 2003 management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.

6.   Going concern
The company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.

In the opinion of management of Great Expectations and Associates, Inc., the unaudited financial statements of Great Expectations and Associates, Inc. for the interim period shown, include all adjustments, necessary for a fair presentation of the financial position at January 31, 2003, and the results of operations and cash flows for the period then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year October 31, 2002.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources. The Company's balance sheet as of January 31, 2003, reflects a current asset value of $0, and a total asset value of $22,099 in the form of
deferred offering costs.   The Company will carry out its plan of
business as discussed above.   The Company cannot predict to what
extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Pursuant to its public offering under Rule 419, the Company has sold common shares which are held in escrow until an acquisition is consummated and approved by the investors. These common shares are not included in the financial statements for the quarter ended January 31, 2003.

Results of Operations

During the period from June 5, 1987 (inception) through January 31, 2003, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

Controls and Procedures.   The Chief Executive Officer and the Chief
Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10QSB for the period ended January 31, 2003 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of January 31, 2003 (the evaluation date).

There have not been any significant changes in the internal controls of the Company or other factors that could significantly affect internal controls relating to the Company since the evaluation date.

                          Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: March 13,2003

/s/ Raphael M. Solot
-------------------------
By: Raphael M. Solot, President

               CERTIFICATIONS

I, Raphael M. Solot, certify that:

1.   I have reviewed this quarterly report on Form 10QSB of Great
Expectations and Associates, Inc.

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 13, 2003

/s/Raphael Solot
Raphael Solot
Chief Executive Officer/Chief Financial Officer