Form 10QSB
period 2003-04-30
GREAT EXPECTATIONS & ASSOCIATES INC
filed 2003-06-25
CIK 1100397

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

          QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


                         FORM 10QSB



               FOR THE QUARTER ENDED APRIL 30, 2003
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

                Great Expectations and Associates, Inc.
                    (A Development Stage Enterprise)
                             Balance Sheet

                                                 April      October
                                               30, 2003     31, 2002
                                              (unaudited)
                                              ----------   ----------
          ASSETS

CURRENT ASSETS
  Cash                                                 -            -
                                              ----------   ----------
    Total current assets                               -            -

Other Assets
  Deferred offering costs (Note 1)                22,099       22,099
                                              ----------   ----------
    Total other assets                            22,099       22,099
                                              ----------   ----------
      Total assets                                22,099       22,099
                                              ==========   ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Due to stockholders (Note 4)                $   49,413       40,813
                                              ----------   ----------
    Total current liabilities                     49,413       40,813

STOCKHOLDERS' EQUITY
  Common stock, no par value,  500,000,000
   shares authorized;150,520,000 shares
   issued and outstanding (Note 1)                20,432       20,432
  Deficit accumulated during the development
   stage                                         (47,746)     (39,146)
                                              ----------   ----------
    Total stockholders' equity                   (27,314)     (18,714)
                                              ----------   ----------
      Total liabilities and stockholders'
       equity                                 $   22,099       22,099
                                              ==========   ==========





The accompanying notes are an integral part of the financial statements.

                Great Expectations and Associates, Inc.
                    (A Development Stage Enterprise)
               STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
      For the period from inception (June 5, 1987) to April 30, 2003

                                  Cumulative   Six Months   Six Months
                                    During        Ended        Ended
                                  Development   30-Apr-03    30-Apr-02
                                     Stage
                                  ----------   ----------   ----------
Revenue
  Interest Income                 $      166            -            -
                                  ----------   ----------   ----------
    Total revenue                        166            -            -

Other expense
  Amortization                           700            -            -
  Rent                                 4,512            -            -
  Salaries (Note 3)                    6,129            -            -
  Office supplies and expense          4,631            -           60
  Legal                               13,124        5,549        1,000
  Travel                               1,435            -            -
  Escrow fees                          1,500                     1,500
  Transfer fees                        4,051          751        1,050
  Filing fees                          4,675          100            -
  Accounting                           7,155        2,200        1,400
                                  ----------   ----------   ----------
    Total expense                     47,912        8,600        5,010
                                  ----------   ----------   ----------
    NET LOSS                         (47,746)      (8,600)      (5,010)
                                  ----------   ----------   ----------

Accumulated deficit
  Balance, beginning of period             -      (39,146)     (19,648)
                                  ----------   ----------   ----------
  Balance, end of period          $  (47,746)     (47,746)     (24,658)
                                  ==========   ==========   ==========
Loss per share                    $     (Nil)  $     (Nil)  $     (Nil)
                                  ==========   ==========   ==========
Shares outstanding               150,520,000  150,520,000  150,520,000
                                 ===========  ===========  ===========

The accompanying notes are an integral part of the financial statements.

               Great Expectations and Associates, Inc.
                    (A Development Stage Enterprise)
                  STATEMENTS OF STOCKHOLDERS EQUITY
      For the period from inception (June 5, 1987) to May 30, 2003

                                                                             Total
                                            Common Stock        Accumu-      stock
                                       Number                   lated       holders'
                                      of shares      Amount     deficit      equity
                                     -----------   ---------   ---------   ---------
Balance, June 5, 1987                          -   $       -   $       -   $       -

Issuance of stock for cash
  July 1987 ($.00005 per share)       67,000,000       3,000           -       3,000

Issuance of stock for cash
  July 1987 ($.0017 per share)         7,200,000      12,000           -      12,000

Issuance of stock for services (Note 3)
  July 1987 ($.0017 per share)         1,000,000       1,666           -       1,666

Issuance of stock for services (Note 3)
  March 1998 ($.00005 per share)      75,320,000       3,766           -       3,766

Net loss for the period inception
  to October 31, 1998                          -           -     (10,833)    (10,833)
                                     -----------   ---------   ---------   ---------
Balance, October 31, 1998            150,520,000      20,432     (10,833)      9,599

Issuance of stock for services (Note 3)
  October 1999 ($.00005 per share)     7,300,000         326           -         326

Issuance of stock for services (Note 3)
  October 1999 ($.00005 per share)     7,300,000         326           -         326

Issuance of stock for services (Note 3)
  October 1999($.00005 per share)      1,000,000          45           -          45

Net loss for the period October 31, 1999       -           -        (697)       (697)
                                     -----------   ---------   ---------   ---------
Balance, October 31, 1999            166,120,000   $  21,129   $ (11,530)  $   9,599
                                     -----------   ---------   ---------   ---------
Net loss for the period October 31, 2000                          (8,815)     (8,815)

Treasury stock                      (15,600,000)        (697)          -        (697)
                                     -----------   ---------   ---------   ---------
Balance, October 31, 2000            150,520,000   $  20,432   $ (20,345)  $      87

Net loss for the period October 31, 2001       -           -     (11,742)    (11,742)
                                     -----------   ---------   ---------   ---------
Balance, October 31, 2001            150,520,000   $  20,432   $ (32,087)  $ (11,655)
                                     -----------   ---------   ---------   ---------
Net loss for the period October 31, 2002       -           -      (7,059)     (7,059)


Balance, October 31, 2002            150,520,000   $  20,432   $ (39,146)  $ (18,714)
                                     ===========   =========   =========   =========
Net loss for the period April 30, 2003         -           -      (8,600)     (8,600)
                                     -----------   ---------   ---------   ---------
Balance, January 31, 2003            150,520,000   $  20,432   $ (47,746)  $ (27,314)
                                     ===========   =========   =========   =========


The accompanying notes are an
integral part of the financial statements.

                Great Expectations and Associates, Inc.
                    (A Development Stage Enterprise)
                        STATEMENTS OF CASH FLOWS

                                 Cumulative
                                   During     Six Months   Six Months
                                 Development     Ended        Ended
                                   Stage      30-Apr-03    30-Apr-02
                                 ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                       $  (47,746)  $   (8,600)  $   (5,010)
  Add non-cash items:
    Salaries paid with stock
     (Note 3)                         5,432            -            -
    Organizational cost
     amortization                       700            -            -
    Increase in organizational
      cost                             (700)           -            -
                                 ----------   ----------   ----------
        Cash used in operations     (42,314)      (8,600)      (5,010)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from loans-
     stockholders (Note 4)           49,413        8,600        5,010
    Proceeds from issuance of
     common stock                    15,000            -            -
    Offering costs                  (22,099)           -            -
                                 ----------   ----------   ----------
        Cash provided by financing
         activities                  42,314        8,600        5,010
                                 ----------   ----------   ----------
Net increase (decreease) in cash          -            -            -

Cash, beginning of periods                -            -            -
                                 ----------   ----------   ----------
Cash, end of periods             $        -            -            -
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

4.  Due to stockholders
During the three months ended April 30, 2003, advances totaling $8,500 were made to the Company by stockholders. The total amount since inception totals $49,413. There are no specific repayment terms and no interest is charged.


5.  Management representation
For the three months ended April 30, 2003 management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.

                Great Expectations and Associates, Inc.
                   (A Development Stage Enterprise)
                     NOTES TO FINANCIAL STATEMENTS

6.  Going concern
The company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.

7.  Merger
The company entered into an agreement with a third party to merge the two companies together. On completion of the merger, the other company failed to comply with the terms of the merger agreement. Subsequent to April 30, 2003, the parties entered into an agreement to undo the merger.



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

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources. The Company's balance sheet as of March 31, 2003, reflects a current asset value of $0, and a total asset value of $22,099 in the form of
deferred offering costs.   The Company will carry out its plan of
business as discussed above.   The Company cannot predict to what
extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Pursuant to its public offering under Rule 419, the Company has sold common shares which are held in escrow until an acquisition is consummated and approved by the investors. The Company did not complete an acquisition within the time frame of Rule 419 and the funds received in the public offering were returned to investors as required and the escrow was closed.

Results of Operations

During the period from June 5, 1987 (inception) through March 31, 2003, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

Controls and Procedures.   The Chief Executive Officer and the Chief
Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of March 31, 2003 (the evaluation date).

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


Date: June 20, 2003

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

Date:  June 20, 2003

/s/Raphael Solot
Raphael Solot
Chief Executive Officer/Chief Financial Officer