Form 10KSB
period 2003-10-31
GREAT EXPECTATIONS & ASSOCIATES INC
filed 2004-02-04
CIK 1100397

FORM 10-KSB
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
    [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended: 10/31/03
                       OR
[ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

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

The Company's revenues for its most recent fiscal year were $0.00. As of October 31, 2003 the market value of the Company's voting $.00l par value common stock held by non-affiliates of the Company was $0.00.

The number of shares outstanding of Company's only class of common stock, as of October 31, 2003 was 150,520,000 shares of its common stock. Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  __x__    No _____

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended October 31, 2003, no matters were submitted to a vote of Great Expectations' security holders, through the solicitation of proxies.

                  PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information.     Great Expectation's common stock is not listed
in the pink sheets or in the OTC Bulletin Board maintained by the NASD.

Holders.   The approximate number of holders of record of Great
Expectation's no par value common stock, as of January 31, 2003 was 10.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Great Expectations remains in the development stage and, since inception, has experienced no significant change in liquidity or
capital resources.   Great Expectation's balance sheet as of October
31, 2003, reflects a current asset value of $0, and a total asset value
of $22,099 in the form of deferred offering costs.   Great Expectations
will carry out its plan of business as discussed above.   Great
Expectations cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses, if any of the business entity which Great Expectations may eventually acquire.

For the years ended October 31, 2003 and 2002, Great Expectations did not pursue any investing activities.

For the year ended October 31, 2003, Great Expectations received stockholders loans of $9,825 resulting in cash flow provided by financing activities of $9,825.

For the year ended October 31, 2002, Great Expectations received stockholders loans of $7,059 resulting in cash flow provided by financing activities of $7,059

Results of Operations

During the period from June 5, 1987 (inception) through October 31, 2003, Great Expectations has engaged in no significant operations other than organizational activities, acquisition of capital, preparation for registration of its securities under the Securities Exchange Act of 1934, as amended and negotiations with potential merger candidates.
No revenues were received by Great Expectations during this period.
The registration statement was declared effective on September 10, 2001.

For the year ended October 31, 2003, Great Expectations had expenses of $9,825 consisting of office supplies and expense of $50, legal fees of $6,174 relating to negotiations with potential merger candidates and preparation of SEC filings, transfer fees of $751, filing fees of $250 and accounting expense of $2,600.

For the year ended October 31, 2002, Great Expectations had expenses of $7,059 consisting of office supplies and expenses of $84, legal of $3,575, transfer fees of $1,800 and accounting expense of $1,600.

For the current fiscal year, Great Expectations anticipates incurring a loss as a result of expenses associated with periodic filings required under the Securities Exchange Act of 1934 and expenses associated with
locating and evaluating acquisition candidates.   Great Expectations
anticipates that until a business combination is completed with an acquisition candidate, we will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      INDEPENDENT AUDITORS' REPORT


                        The Board of Directors
                Great Expectations and Associates Inc.
                          Englewood, Colorado


We have audited the accompanying balance sheet of Great Expectations and Associates Inc. (a development stage enterprise) as of October 31, 2003, and the related statements of stockholders' equity, loss and accumulated deficit, and cash flows for the period from the date of inception (June 5, 1987) to October 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Expectations and Associates Inc., as of October 31, 2003, the changes in its stockholders' equity, the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

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

Denver, Colorado
January 26, 2004

Tannenbaum & Company P.C.

                   Great Expectations and Associates, Inc.
                      (A Development Stage Enterprise)
                              BALANCE SHEET
                              October 31, 2003

                                                            October
                                                            31, 2003
                                                           ----------
          ASSETS

CURRENT ASSETS
  Cash                                                     $        -
                                                           ----------
    Total current assets                                            -

Other Assets
  Deferred offering costs (Note 1)                             22,099
                                                           ----------
    Total other assets                                         22,099
                                                           ----------
      Total assets                                             22,099
                                                           ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Due to stockholders (Note 4)                             $   50,638
                                                           ----------
    Total current liabilities                                  50,638

STOCKHOLDERS' EQUITY
  Common stock, no par value, 500,000,000 shares
    authorized;150,520,000 shares issued and
    outstanding (Note 1)                                       20,432

  Deficit accumulated during the development stage            (48,971)
                                                           ----------
    Total stockholders' equity                                (28,539)
                                                           ----------
      Total liabilities and stockholders' equity           $   22,099
                                                           ==========





The accompanying notes are an integral part of the financial statements.

                Great Expectations and Associates, Inc.
                   (A Development Stage Enterprise)
               STATEMENT OF LOSS AND ACCUMULATED DEFICIT
       For the period from inception (June 5, 1987) to October 31, 2003

                                              Inception
                                              to October    October
                                               31, 2003     31, 2003
                                              ----------   ----------
Revenue
  Interest Income                             $      166            -
                                              ----------   ----------
    Total revenue                                    166            -

Other expense
  Amortization                                       700            -
  Rent                                             4,512            -
  Salaries (Note 3)                                6,129            -
  Office supplies and expense                      4,681           50
  Legal                                           13,749        6,174
  Travel                                           1,435            -
  Escrow fees                                      1,500            -
  Transfer fees                                    4,051          751
  Filing fees                                      4,825          250
  Accounting                                       7,555        2,600
                                              ----------   ----------
    Total expense                                 49,137        9,825
                                              ----------   ----------
    NET LOSS                                     (48,971)      (9,825)

Accumulated deficit
  Balance, beginning of period                         -      (39,146)
                                              ----------   ----------
  Balance, end of period                      $  (48,971)  $  (48,971)
                                              ==========   ==========
Loss per share                                $     (Nil)  $     (Nil)
                                              ==========   ==========
Shares outstanding                           150,520,000  150,520,000
                                             ===========  ===========






The accompanying notes are an integral part of the financial statements.

                Great Expectations and Associates, Inc.
                   (A Development Stage Enterprise)
                  STATEMENT OF STOCKHOLDERS' EQUITY
       For the period from inception (June 5, 1987) to October 31, 2003

                                                                           Total
                                       Common Stock                        Stock-
                                    Number                 Accumulated     holders'
                                  of shares      Amount       Deficit      Equity
                                  ----------   ----------   ----------   ----------
Balance, June 5, 1987                          $        -   $        -   $        -
Issuance of stock for cash
  July 1987 ($.00005 per share)   67,000,000        3,000            -        3,000
Issuance of stock for cash
  July 1987 ($.0017 per share)     7,200,000       12,000            -       12,000
Issuance of stock for services
  (Note 3) July 1987
  ($.0017 per share)               1,000,000        1,666            -        1,666
 Issuance of stock for services
  (Note 3) March 1998
  ($.00005 per share)             75,320,000        3,766            -        3,766
Net loss for the period inception
  to October 31, 1998                      -            -      (10,833)     (10,833)
                                 -----------   ----------   ----------   ----------
Balance, October 31, 1998        150,520,000       20,432      (10,833)       9,599

Issuance of stock for services
  (Note 3) October 1999
  ($.00005 per share)              7,300,000          326            -          326

Issuance of stock for services
  (Note 3) October 1999
  ($.00005 per share)              7,300,000          326            -          326

Issuance of stock for services
  (Note 3) October 1999
  ($.00005 per share)              1,000,000           45            -           45

Net loss for the period
  October 31, 1999                         -            -         (697)        (697)
                                 -----------   ----------   ----------   ----------

Balance, October 31, 1999        166,120,000   $   21,129   $  (11,530)  $    9,599

Net loss for the period
  October 31, 2000                         -            -       (8,815)      (8,815)

Treasury stock                   (15,600,000)        (697)           -         (697)
                                 -----------   ----------   ----------   ----------

Balance, October 31, 2000        150,520,000   $   20,432   $  (20,345)  $       87



                Great Expectations and Associates, Inc.
                   (A Development Stage Enterprise)
                  STATEMENT OF STOCKHOLDERS' EQUITY
       For the period from inception (June 5, 1987) to October 31, 2003

(Continued)

                                                                           Total
                                       Common Stock                        Stock-
                                    Number                 Accumulated     holders'
                                  of shares      Amount       Deficit      Equity
                                  ----------   ----------   ----------   ----------

Net loss for the period
  October 31, 2001                         -            -      (11,742)     (11,742)
                                 -----------   ----------   ----------   ----------

Balance, October 31, 2001        150,520,000       20,432      (32,087)     (11,655)

Net loss for the period
  October 31, 2002                         -            -       (7,059)      (7,059)
                                 -----------   ----------   ----------   ----------

Balance, October 31, 2002        150,520,000       20,432      (39,146)     (18,714)

Net loss for the period
  October 31, 2003                         -            -       (9,825)      (9,825)
                                 -----------   ----------   ----------   ----------

Balance, October 31, 2003        150,520,000       20,432      (48,971)     (28,539)
                                 ===========   ==========   ==========   ==========





The accompanying notes are an integral part of the financial statements.

                Great Expectations and Associates, Inc.
                   (A Development Stage Enterprise)
                       STATEMENTS OF CASH FLOWS
                  For the periods ended October 31, 2003

                                              Inception
                                              to October    October
                                               31, 2003     31, 2003
                                              ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                    $  (48,971)  $   (9,825)
  Add non-cash items:
    Salaries paid with stock (Note 3)              5,432            -
    Organizational cost amortization                 700            -
    Increase in organizational cost                 (700)           -
                                              ----------   ----------
      Cash used in operations                    (43,539)      (9,825)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from loans-stockholders (Note 4)     50,638        9,825
    Proceeds from issuance of common stock        15,000            -
    Offering costs (Note 1)                      (22,099)           -
    Treasury stock                                     -            -
                                              ----------   ----------
      Cash provided by financing activities       43,539        9,825
                                              ----------   ----------

Net increase (decreease) in cash                       -            -

Cash, beginning of periods                             -            -
                                              ----------   ----------
Cash, end of periods                          $        -   $        -
                                              ==========   ==========





The accompanying notes are an integral part of the financial statements.

                Great Expectations and Associates, Inc.
                   (A Development Stage Enterprise)
                     NOTES TO FINANCIAL STATEMENTS
                          October 31, 2003


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


4.  Due to stockholders
During the fiscal year advances totaling $50,638 were made to the Company by stockholders. There are no specific repayment terms and no interest is charged.

5.  Management representation
For the period ended October 31, 2003 management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.


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

ITEM 8A    CONTROLS and PROCEDURES

Evaluation of Great Expectation's Disclosure Controls.   As of the end
of the period covered by this Annual Report on Form 10-KSB, Great Expectation's principal executive officer and principal financial officer have evaluated the effectiveness of Great Expectation's "disclosure controls and procedures" ("Disclosure Controls"). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Great Expectation's management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have

                                  PART III

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

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

List of Exhibits

 The following exhibits are filed with this report:

None


Reports on Form 8-K

          None

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The Company incurred aggregate fees and expenses of $1,000 and $1,000, respectively, from Tannenbaum & Company P.C. for the fiscal years 2003 and 2002 annual audit and for review of the Company's consolidated financial statements included in its Forms 10-QSB for the 2003 and 2002 fiscal year.

Tax Fees.   Great Expectation did not incur any tax fees to Tannenbaum
& Company P.C. for the fiscal years 2003 and 2002 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees.   During the 2003 fiscal year, the Company incurred
aggregate fees and expenses of $600 from Tannenbaum & Company P.C. for all other services consisting of other fees and expenses of $600. Audit-related fees and expenses were for the audit of the Company's
accounting consultation and consents.    Other fees and expenses were
primarily for tax compliance and tax consultation.

The Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with
maintaining the auditor's independence.   All of the services described
above for fiscal year 2003 and 2002 were approved by the Audit Committee pursuant to its policies and procedures. The Company intends to continue using Tannenbaum & Company P.C. solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

                      	            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    February 2, 2004

GREAT EXPECTATIONS, INC.

/s/ Raphael Solot
--------------------
By: Raphael Solot, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/Raphael Solot,       Principal Executive Officer     February 2, 2004
--------------------    Principal Financial Officer
                          Controller Director

/s/Fredrick Mahlke      Secretary/Vice President        February 2, 2004
--------------------         Director

CERTIFICATION
-------------

I, Raphael Solot, certify that:

1.       I have reviewed this report on Form 10-KSB of Great
Expectations;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

         c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



  February 2, 2004                       By /s/ Raphael Solot
------------------                     --------------------------------
                                       Raphael Solot
                                       Chief Executive Officer and
                                       Chief Financial Officer