Form 10QSB
period 2004-01-31
GREAT EXPECTATIONS & ASSOCIATES INC
filed 2004-03-16
CIK 1100397

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

          QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


                         FORM 10QSB



               FOR THE QUARTER ENDED JANUARY 31, 2004
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

                   Great Expectations and Associates, Inc.
                      (A Development Stage Enterprise)
                              BALANCE SHEET

                                                January      October
                                                31,2004      31, 2003
                                              ----------   ----------
          ASSETS

CURRENT ASSETS
  Cash                                        $        -   $        -
                                              ----------   ----------
    Total current assets                               -            -

Other Assets
  Deferred offering costs (Note 1)                22,099       22,099
                                              ----------   ----------
    Total other assets                            22,099       22,099
                                              ----------   ----------
      Total assets                                22,099       22,099
                                              ==========   ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Due to stockholders (Note 4)                $   51,651   $   50,638
                                              ----------   ----------
    Total current liabilities                     51,651       50,638

STOCKHOLDERS' EQUITY
  Common stock, no par value, 500,000,000 shares
    authorized;166,120,000 shares issued and
    outstanding (Note 1)                          20,432       20,432

  Deficit accumulated during the development
   stage                                         (49,984)     (48,971)
                                              ----------   ----------
    Total stockholders' equity                   (29,552)     (28,539)
                                              ----------   ----------
      Total liabilities and stockholders'
       equity                                 $   22,099   $   22,099
                                              ==========   ==========





The accompanying notes are an integral part of the financial statements.

                Great Expectations and Associates, Inc.
                   (A Development Stage Enterprise)
               STATEMENT OF LOSS AND ACCUMULATED DEFICIT
       For the period from inception (June 5, 1987) to January 31, 2004

                                 Cummulative
                                    During          Three Months
                                 Development     Ended        Ended
                                   Stage       31-Jan-04    31-Jan-03
                                 ----------   ----------   ----------
Revenue
  Interest Income                $      166   $        -   $        -
                                 ----------   ----------   ----------
    Total revenue                                    166            -


Other expense
  Amortization                          700            -            -
  Rent                                4,512            -            -
  Salaries (Note 3)                   6,129            -            -
  Office supplies and expense         4,694           13            -
  Legal                              13,749            -            -
  Travel                              1,435            -            -
  Escrow fees                         1,500            -            -
  Transfer fees                       4,051            -            -
  Filing fees                         4,825            -          100
  Accounting                          8,555        1,000            -
                                 ----------   ----------   ----------
    Total expense                    50,150        1,013          100
                                 ----------   ----------   ----------
    NET LOSS                        (49,984)      (1,013)        (100)
                                 ----------   ----------   ----------
Accumulated deficit
  Balance, beginning of period            -      (48,971)     (39,146)
                                 ----------   ----------   ----------
  Balance, end of period         $ (49,984)   $  (49,984)  $  (39,246)
                                 ==========   ==========   ==========
Loss per share                                $     (Nil)  $     (Nil)
                                              ==========   ==========
Shares outstanding              150,520,000  150,520,000  150,520,000
                                ===========  ===========  ===========






The accompanying notes are an integral part of the financial statements.

                Great Expectations and Associates, Inc.
                   (A Development Stage Enterprise)
                       STATEMENTS OF CASH FLOWS

                                              Cummulative
                                                 During          Three Months
                                              Development     Ended        Ended
                                                Stage       31-Jan-04    31-Jan-03
                                              ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                    $  (49,984)  $   (1,013)        (100)
  Add non-cash items:
    Salaries paid with stock (Note 3)              5,432            -            -
    Organizational cost amortization                 700            -            -
    Increase in organizational cost                 (700)           -            -
                                              ----------   ----------   ----------
      Cash used in operations                    (44,552)      (1,013)        (100)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from loans-stockholders (Note 4)     51,651        1,013          100
    Proceeds from issuance of common stock        15,000            -            -
    Offering costs                               (22,099)           -            -
                                              ----------   ----------   ----------
      Cash provided by financing activities       44,552        1,013          100
                                              ----------   ----------   ----------

Net increase (decrease) in cash                       -            -            -

Cash, beginning of periods                             -            -            -
                                              ----------   ----------   ----------
Cash, end of periods                          $        -   $        -   $        -
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

4.  Due to stockholders
During the three months ended January 31, 2004, advances totaling
$1,013 were made to the Company by stockholders. The total amount since inception totals $51,651. There are no specific repayment terms and no interest is charged.

5.  Management representation
For the three months ended January 31, 2004 management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.

6.  Going concern
The company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.




Note 1. In the opinion of management of Great Expectations and Associates, Inc., the unaudited financial statements of Great Expectations and Associates, Inc. for the interim period shown, include all adjustments, necessary for a fair presentation of the financial position at January 31, 2004, and the results of operations and cash flows for the period then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year October 31, 2003.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources. The Company's balance sheet as of January 31, 2004, reflects a current asset value of $0, and a total asset value of $22,099 in the form of
deferred offering costs.   The Company will carry out its plan of
business as discussed above.   The Company cannot predict to what
extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Pursuant to its public offering under Rule 419, the Company sold common shares which were to be held in escrow until an acquisition is consummated and approved by the investors. The Company did not complete an acquisition within the time frame of Rule 419 and the funds received in the public offering were returned to investors as required and the escrow was closed.

Great Expectations entered into an agreement with a third party to merge the two companies together. On completion of the merger, the other company failed to comply with the terms of the merger agreement. During the nine months ended July 31, 2003, the parties entered into an agreement to return the parties to their original positions.

Results of Operations

During the period from June 5, 1987 (inception) through January 31, 2004, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

Controls and Procedures.   The Chief Executive Officer and the Chief
Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10QSB for the period ended January 31, 2004 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of January 31, 2004 (the evaluation date).

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


Date: March 15, 2004

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

Date:  March 15, 2004

/s/Raphael Solot
Raphael Solot
Chief Executive Officer/Chief Financial Officer