Form 10QSB
period 2004-04-30
GREAT EXPECTATIONS & ASSOCIATES INC
filed 2004-06-14
CIK 1100397

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

          QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


                         FORM 10QSB



               FOR THE QUARTER ENDED APRIL 30, 2004
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

                 GREAT EXPECTATIONS AND ASSOCIATES, INC.
                    (A Development Stage Enterprise)
                              BALANCE SHEET

                                                April        October
                                               31, 2004      31, 2003
                                              (unaudited)
          ASSETS

CURRENT ASSETS
  Cash                                                 -            -
                                              ----------   ----------
    Total current assets                               -            -

Other Assets
  Deferred offering costs (Note 1)                22,099       22,099
                                              ----------   ----------
    Total other assets                            22,099       22,099
                                              ----------   ----------
      Total assets                                22,099       22,099
                                              ==========   ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Due to stockholders (Note 4)                $   52,681       50,638
                                              ----------   ----------
                                                  52,681       50,638

STOCKHOLDERS' EQUITY
  Common stock, no par value, 500,000,000
   shares authorized; 166,120,000 shares
   issued and outstanding (Note 1)                20,432       20,432
  Deficit accumulated during the development
   stage                                         (51,014)     (48,971)
                                              ----------   ----------
    Total stockholders' equity                   (30,582)     (28,539)
                                              ----------   ----------
      Total liabilities and stockholders'
       equity                                 $   22,099       22,099
                                              ==========   ==========





The accompanying notes are an integral part of the financial statements.

                 GREAT EXPECTATIONS AND ASSOCIATES, INC.
                    (A Development Stage Enterprise)
                STATEMENT OF LOSS AND ACCUMULATED DEFICIT
   For the period from inception (June 5, 1987) to April 30, 2004

                                 Cumulative   Six Months   Six Months
                                  During        Ended        Ended
                                Development    31 Jan 04    31 Jan 03
                                   Stage
Revenue
  Interest Income                $      166            -            -
                                 ----------   ----------   ----------
    Total revenue                       166            -            -

Other expenses
  Amortization                          700            -            -
  Rent                                4,512            -            -
  Salaries (Note 3)                   6,129            -            -
  Office supplies and expense         4,799          118            -
  Legal                              14,024          275        5,549
  Travel                              1,885          450            -
  Escrow fees                         1,500            -            -
  Transfer fees                       4,051            -          751
  Filing fees                         4,825            -          100
  Accounting                          8,755        1,200        2,200
                                 ----------   ----------   ----------
    Total expense                    51,180        2,043        8,600
                                 ----------   ----------   ----------
    NET LOSS                        (51,014)      (2,043)      (8,600)
                                 ----------   ----------   ----------

Accumulated deficit
  Balance, beginning of period            -      (48,971)     (39,146)
                                 ----------   ----------   ----------
  Balance, end of period         $  (51,014)     (51,014)     (47,746)
                                 ==========   ==========   ==========
Loss per share                   $     (Nil)        (Nil)        (Nil)
                                 ==========   ==========   ==========
Shares outstanding              150,520,000  150,520,000  150,520,000
                                ===========  ===========  ===========





The accompanying notes are an integral part of the financial statements.

                 GREAT EXPECTATIONS AND ASSOCIATES, INC.
                    (A Development Stage Enterprise)
                    STATEMENT OF STOCKHOLDERS' EQUITY
   For the period from inception (June 5, 1987) to April 30, 2004

                                                                              Total
                                            Common Stock         Accumu-      stock-
                                          Number                   lated      holders'
                                        of shares     Amount       deficit      equity
                                       ----------   ----------   ----------   ----------
Balance, June 5, 1987                           -   $        -   $        -   $        -
Issuance of stock for cash
  July 1987 ($.00005 per share)        67,000,000        3,000            -        3,000
Issuance of stock for cash
  July 1987 ($.0017 per share)          7,200,000       12,000            -       12,000
Issuance of stock for services (Note 3)
  March 1998 ($.0017 per share)         1,000,000        1,666            -        1,666
Issuance of stock for services (Note 3)
  March 1998 ($.00005 per share)       75,320,000        3,766            -        3,766
Net loss for the period inception
  to October 31, 1998                           -            -      (10,833)     (10,833)
                                       ----------   ----------   ----------   ----------
Balance, October 31, 1998             150,520,000       20,432      (10,833)       9,599

Issuance of stock for services (Note 3)
  October 1999 ($.00005 per share)      7,300,000          326            -          326
Issuance of stock for services (Note 3)
  October 1999 ($.00005 per share)      7,300,000          326            -          326
Issuance of stock for services (Note 3)
  October 1999 ($.00005 per share)      1,000,000           45            -           45
Net loss for the period October 31, 1999        -            -         (697)        (697)
                                       ----------   ----------   ----------   ----------
Balance, October 31, 1999             166,120,000   $   21,129   $  (11,530)  $    9,599
                                      -----------   ----------   ----------   ----------

Net loss for the period October 31, 2000        -            -       (8,815)      (8,815)

Treasury Stock                        (15,600,000)        (697)           -         (697)
                                       ----------   ----------   ----------   ----------
Balance, October 31, 2000             150,520,000   $   20,432   $  (20,345)  $       87

Net loss for the period October 31, 2001        -            -      (11,742)     (11,742)
                                       ----------   ----------   ----------   ----------
Balance, October 31, 2001             150,520,000   $   20,432   $  (32,087)  $  (11,655)
                                      -----------   ----------   ----------   ----------
Net loss for the period October 31, 2002        -            -       (7,059)      (7,059)

Balance, October 31, 2002             150,520,000   $   20,432   $  (39,146)  $  (18,714)
                                      ===========   ==========   ==========   ==========



                 GREAT EXPECTATIONS AND ASSOCIATES, INC.
                    (A Development Stage Enterprise)
Continued           STATEMENT OF STOCKHOLDERS' EQUITY
   For the period from inception (June 5, 1987) to April 30, 2004

                                                                                Total
                                            Common Stock         Accumu-      stock-
                                          Number                   lated      holders'
                                        of shares     Amount       deficit      equity
                                       ----------   ----------   ----------   ----------
Net loss for the period October 31, 2003        -            -       (9,825)      (9,825)
                                       ----------   ----------   ----------   ----------
Balance, October 31, 2003             150,520,000   $   20,432   $  (48,971)  $  (28,539)
                                      -----------   ----------   ----------   ----------
Net loss for the six months ended
  April 30, 2004                                -            -       (2,043)      (2,043)
                                       ----------   ----------   ----------   ----------
Balance, April 30, 2004               150,520,000   $   20,432   $  (51,014)  $  (30,582)
                                      ===========   ==========   ==========   ==========





The accompanying notes are an integral part of the financial statements.

                 GREAT EXPECTATIONS AND ASSOCIATES, INC.
                    (A Development Stage Enterprise)
                        STATEMENT OF CASH FLOWS

                                           Cumulative
                                             During     Six Months   Six Months
                                          Development      Ended        Ended
                                             Stage       30 Apr 04    30 Apr 03
                                           ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                 $  (51,014)  $    2,043   $   (8,600)
  Add non-cash items:
    Salaries paid with stock (Note 3)           5,432            -            -
    Organizational cost amortization              700            -            -
    Increase in organizational cost              (700)           -            -
                                           ----------   ----------   ----------
      Cash used in operations                 (45,582)       2,043       (8,600)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from loans-stockholders (Note 4)  52,681        2,043        8,600
    Proceeds from issuance of common stock     15,000            -            -
    Offering costs                            (22,099)           -            -
                                           ----------   ----------   ----------
      Cash provided by financing activities    45,582        2,043        8,600
                                           ----------   ----------   ----------

Net increase (decrease) in cash                     -            -            -

Cash, beginning of periods                          -            -            -
                                           ----------   ----------   ----------
Cash, end of periods                       $        -            -            -
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

Loss per share
  All stock outstanding prior to the public offering had been issued at prices substantially less than that which was paid for the stock in the public offering. Accordingly, for the purpose of the loss per share calculations, shares outstanding at the end of the period were considered to be outstanding during the entire period.

2.  Income taxes
Since its inception, the Company has incurred a net operating loss. Accordingly, no provision has been made for income taxes.

3.  Stock issued for services
The value of the stock issued for services is based on management's estimate of the fair market value of the services rendered.

4.  Due to stockholders
During the six months ended April 30, 2004, advances totaling $2,043 were made to the Company by stockholders. The total amount since inception totals $52,681. There are no specific repayment terms and no interest is charged.

5.  Management representation
For the six months ended April 30, 2004 management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.

6.  Going concern
The company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.


Note 1. In the opinion of management of Great Expectations and Associates, Inc., the unaudited financial statements of Great Expectations and Associates, Inc. for the interim period shown, include all adjustments, necessary for a fair presentation of the financial position at April 30, 2004, and the results of operations and cash flows for the period then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10K for the year October 31, 2003.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources. The Company's balance sheet as of April 30, 2004, reflects a current asset value of $0, and a total asset value of $22,099 in the form of
deferred offering costs.   The Company will carry out its plan of
business as discussed above.   The Company cannot predict to what
extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

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

Controls and Procedures.   The Chief Executive Officer and the Chief
Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10QSB for the period ended April 30, 2004 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of April 30, 2004 (the evaluation date).

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


Date: June 13, 2004

/s/ Raphael M. Solot
-------------------------
By: Raphael M. Solot, President