Form 10QSB
period 2004-07-31
GREAT EXPECTATIONS & ASSOCIATES INC
filed 2004-09-13
CIK 1100397

SECURTIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

            QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


                               FORM 10Q


                  FOR THE QUARTER ENDED JULY 31, 2004
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


Yes                 No
    ------             ------


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
                              BALANCE SHEET


                                                 July
                                               30, 2004     October
                                              (unaudited)   31, 2003
                                              ----------   ---------
     ASSETS

CURRENT ASSETS
  Cash                                                 -            -
                                              ----------   ----------
    Total current assets                               -            -

Other Assets
  Deferred offering costs (Note 1)                22,099       22,099
                                              ----------   ----------
    Total other assets                            22,099       22,099
                                              ----------   ----------
      Total assets                            $   22,099   $   22,099
                                              ==========   ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Due to stockholders (Note 4)                $   55,162   $   50,638
                                              ----------   ----------
    Total current liabilities                     55,162       50,638

STOCKHOLDERS' EQUITY
  Common stock, no par value, 500,000,000
   shares authorized;150,520,000 shares
   issued and outstanding (Note 1)                20,432       20,432
  Deficit accumulated during the development
   Stage                                         (53,495)     (48,971)
                                              ----------   ----------
    Total stockholders' equity                   (33,063)     (28,539)
                                              ----------   ----------
      Total liabilities and stockholders'
      equity                                  $   22,099   $   22,099
                                              ==========   ==========





The accompanying notes are an integral part of the financial statements.

                 Great Expectations and Associates, Inc.
                    (A Development Stage Enterprise)
                STATEMENT OF LOSS AND ACCUMULATED DEFICIT
      For the period from inception (June 5, 1987) to June 31,2004

                               Cumulative
                                 During     Nine Months   Nine Months
                              Development       Ended         Ended
                                  Stage       31-Jul-04     31-Jul-03
                               ----------    ----------    ----------
Revenue
  Interest Income              $      166             -             -
                               ----------    ----------    ----------
    Total revenue                     166             -             -


Other expense
  Amortization                        700             -             -
  Rent                              4,512             -             -
  Salaries (Note 3)                 6,129             -             -
  Office supplies and expense       4,880           199             -
  Legal                            14,299           550         5,549
  Travel                            3,810         2,375             -
  Escrow fees                       1,500             -             -
  Transfer fees                     4,051             -           751
  Filing fees                       4,825             -           250
  Accounting                        8,955         1,400         2,400
                               ----------    ----------    ----------
    Total expense                  53,661         4,524         8,950
                               ----------    ----------    ----------
    NET LOSS                      (53,495)       (4,524)       (8,950)
                               ----------    ----------    ----------
Accumulated deficit
  Balance, beginning of period          -       (48,971)      (32,087)
                               ----------    ----------    ----------
  Balance, end of period       $  (53,495)      (53,495)      (41,037)
                               ==========    ==========    ==========
Loss per share                 $     (Nil)   $     (Nil)   $     (Nil)
                               ==========    ==========    ==========
Shares outstanding            150,520,000   150,520,000   150,520,000
                              ===========   ===========   ===========





The accompanying notes are an integral part of the financial statements.

                 Great Expectations and Associates, Inc.
                    (A Development Stage Enterprise)
                    STATEMENT OF STOCKHOLDERS EQUITY
      For the period from inception (June 5, 1987) to June 31,2004

                                                                                Total
                                              Common stock                      stock-
                                          Number                 Accumulated   holders'
                                        of shares     Amount       deficit      equity
                                       ----------   ----------   ----------   ----------
Balance, June 5, 1987                           -   $        -   $        -   $        -
Issuance of stock for cash
  July 1987 ($.00005 per share)        67,000,000        3,000            -        3,000
Issuance of stock for cash
  July 1987 ($.0017 per share)          7,200,000       12,000            -       12,000
Issuance of stock for services (Note 3)
  July 1987 ($.0017 per share)          1,000,000        1,666            -        1,666
Issuance of stock for services (Note 3)
  March 1998 ($.00005 per share)       75,320,000        3,766            -        3,766
Net loss for the period inception
  to October 31, 1998                           -            -      (10,833)      10,833)
                                       ----------   ----------   ----------   ----------
Balance, October 31, 1998             150,520,000       20,432      (10,833)        ,599
Issuance of stock for services (Note 3)
  October 1999 ($.00005 per share)      7,300,000          326            -          326
Issuance of stock for services (Note 3)
  October 1999 ($.00005 per share)      7,300,000          326            -          326
Issuance of stock for services (Note 3)
  October 1999($.00005 per share)       1,000,000           45            -           45
Net loss for the period October 31, 1999        -            -         (697)        (697)
                                       ----------   ----------   ----------   ----------
Balance, October 31, 1999             166,120,000   $   21,129   $  (11,530)  $    9,599
                                       ----------   ----------   ----------   ----------
Net loss for the period October 31, 2000        -            -       (8,815)      (8,815)
Treasury stock                        (15,600,000)        (697)           -         (697)
                                       ----------   ----------   ----------   ----------
Balance, October 31, 2000             150,520,000   $   20,432   $  (20,345)  $       87
Net loss for the period October 31, 2001        -            -      (11,742)     (11,742)
                                       ----------   ----------   ----------   ----------
Balance, October 31, 2001             150,520,000   $   20,432   $  (32,087)  $  (11,655)
                                       ----------   ----------   ----------   ----------
Net loss for the period October 31, 2002        -            -       (7,059)      (7,059)
Balance, October 31, 2002             150,520,000   $   20,432   $  (39,146)  $  (18,714)
                                       ----------   ----------   ----------   ----------
Net loss for the period October 31, 2003        -            -       (9,825)      (9,825)
                                       ----------   ----------   ----------   ----------
Balance, October 31, 2003             150,520,000   $   20,432   $  (48,971)  $  (28,539)
                                       ----------   ----------   ----------   ----------
Net loss for the nine months ended
  July 31, 2004                                 -            -       (4,524)      (4,524)
                                       ----------   ----------   ----------   ----------
Balance, July 31, 2004                150,520,000   $   20,432   $  (53,495)  $  (33,063)
                                       ==========   ==========   ==========   ==========


The accompanying notes are an integral part of the financial statements.

                 Great Expectations and Associates, Inc.
                    (A Development Stage Enterprise)
                        STATEMENTS OF CASH FLOWS

                                           Cumulative
                                            During
                                          Development      Nine Months Ended
                                              Stage      31-Jul-04    31-Jul-03
                                           ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                 $  (53,495)  $   (4,524)  $   (8,950)
  Add non-cash items:
    Salaries paid with stock (Note 3)           5,432            -            -
    Organizational cost amortization              700            -            -
    Increase in organizational cost              (700)           -            -
                                           ----------   ----------   ----------
     Cash used in operations                  (48,063)      (4,524)      (8,950)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loans-stockholders (Note 4)    55,162        4,524        8,950
  Proceeds from issuance of common stock       15,000            -            -
  Offering costs                              (22,099)           -            -
                                           ----------   ----------   ----------
     Cash provided by financing activities     48,063        4,524        8,950
                                           ----------   ----------   ----------
Net increase (decrease) in cash                     -            -            -
                                           ----------   ----------   ----------
Cash, beginning of periods                          -            -            -
                                           ----------   ----------   ----------
Cash, end of periods                       $        -   $        -   $        -
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


4.  Due to stockholders
During the nine months ended July 31, 2004, advances totaling $4,524 were made to the Company by stockholders. The total amount since inception totals $55,162. There are no specific repayment terms and no interest is charged.


5.  Management representation
For the nine months ended July 31, 2004 management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.

                 Great Expectations and Associates, Inc.
                    (A Development Stage Enterprise)
                      NOTES TO FINANCIAL STATEMENTS


6.  Going concern
The company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.





Note 1. In the opinion of management of Great Expectations and Associates, Inc., the unaudited financial statements of Great Expectations and Associates, Inc. for the interim period shown, include all adjustments, necessary for a fair presentation of the financial position at July 31, 2004, and the results of operations and cash flows for the period then ended. The results of operations for the interim periods shown may not be indicative of the results that may be expected for the fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year October 31, 2003.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources. The Company's balance sheet as of June 30, 2004, reflects a current asset value of $0, and a total asset value of $22,099 in the form of
deferred offering costs.   The Company will carry out its plan of
business as discussed above.   The Company cannot predict to what
extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

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

Results of Operations

During the period from June 5, 1987 (inception) through June 30, 2004, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

Controls and Procedures.   The Chief Executive Officer and the Chief
Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10QSB for the period ended June 30, 2004 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of June 30, 2004 (the evaluation date).

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





By
   -------------------------------
    Fred Mahlke
    Chief Executive Officer
    Chief Financial Officer



Date  9/10/2004
     -----------------------------