Form 10KSB
period 2004-10-31
Advaxis, Inc.
filed 2005-01-27
CIK 1100397

FORM 10-KSB
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
    [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended: 10/31/04
                       OR
[ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

                Commission file number - 333-44882

                      Advaxis, Inc.
              Formerly Great Expectations and Associates, Inc.
 (Exact name of Registrant as specified in its charter)

     Colorado                                84-1521955
(State or other jurisdiction              (I.R.S. Employer
 of incorporation or organization)        Identification No.)

212 Carnegie Center
Princeton, NJ                                  08540
(Address of principal executive offices)     (Zip Code)

                      609-895-7150
(Address and telephone number of registrant's principal executive offices and principal place of business.)


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

The Company's revenues for its most recent fiscal year were $0.00. As of October 31, 2004 the market value of the Company's voting $.00l par value common stock held by non-affiliates of the Company was $0.00.

The number of shares outstanding of the Company's only class of common stock, as of October 31, 2004 was 150,520,000 shares of its common stock. Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  __x__    No _____

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)
 Yes                No     x
     --------          --------

                       PART I
ITEM 1.    BUSINESS

Advaxis was incorporated under the laws of the State of Colorado on
June 5, 1987 as Great Expectations, Inc.   The Company was
administratively dissolved on January 1, 1997 under the Colorado
Corporation Code for failure to file two biannual reports.   We filed
for reinstatement on June 18, 1998, filed the past due biannual reports, paid all fees and penalties and were reinstated on that date
as a corporation in good standing.   The Company was required to change
its name to Great Expectations and Associates, Inc. based on the unavailability of its prior name.

Since 1987, the Company has performed only those administrative functions necessary in further pursuance of this offering. The Company is in the early developmental and promotional stages. To date the Company's only activities have been organizational ones, directed at
developing its business plan and raising its initial capital.   We have
not generated any revenues.

The Company has not commenced any commercial operations. The Company has no employees and owns no real estate. We do not intend to perform any operations until a merger or acquisition candidate is locates and a merger or acquisition consummated. The Company can be defined as a "shell" company whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

Share Exchange and Reorganization Agreement

On August 26, 2004, the Company entered into a Share Exchange and Reorganization Agreement with Advaxis, Inc., a Delaware corporation and the shareholders of Advaxis, pursuant to which Advaxis as a wholly
owned subsidiary.   The Share Exchange was completed on November 12,
2004.   The Share Exchange provided for the acquisition of all of the issued and outstanding shares of common stock of Advaxis and Series A preferred stock of Avaxis in exchange for an aggregate of 15,597,723 shares of authorized, but theretofore unissued, shareholders of common stock, no par value of the Company (ii) all of the issued and outstanding warrants to purchase Advaxis capital stock, in exchange for warrants to purchase 584,885 shares of the Company and (iii) all of the issued and outstanding options to purchase Advaxis capital stock in exchange for an aggregate of 2,381,525 options to purchase common stock of Great Expectation, constituting approximately 96% of the capital
stock of Great Expectation.   Prior to the closing of the Acquisition,
the existing shareholders of the Company had each surrendered 99.5% of the shares of common stock, thus reducing the issued and outstanding shares of common stock of the Company from 150,520,000 shares to
752,600 shares.   Additional 752,600 shares of common stock of the
Company were issued to the financial advisor in connection with the Acquisition.

Advaxis is a development stage biotechnology company utilizing multiple mechanisms of immunity to develop cancer vaccines that are more
effective and safer than existing vaccines.   Advaxis' technology is
embodied in exclusive patent licenses from the University of Pennsyvania.

Competition

The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business
opportunities.   The Company also will experience competition from
other public blind pool companies, many of which may have more funds available than does the Company.

Employees

The Company is a development stage company and had no employees as of
October 31, 2004.    Management expects to use consultants, attorneys
and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating
business opportunities.   The need for employees and their availability
will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Although there is no current plan with respect to its nature or amount, we may pay or accrue remuneration for the benefit of, the Company's officers prior to, or at the same time as the completion of a business acquisition

ITEM 2.  PROPERTIES.

For the year ended October 31, 2004, the Company had a mailing address at 501 South Cherry St., Suite 610, Denver, Colorado 80246, phone
number is (303) 320-0066.   Other than this mailing address, The
Company did not have any other office facilities.   We do not
anticipate the need for office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

As of November 11, 2004, the Company's executive address was changed to 212 Carnegie Center, Princeton, NJ 08540 - telephone 609-895-7150.

ITEM 3.    LEGAL PROCEEDINGS.

The Company is not involved in any legal proceedings at this date.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended October 31, 2004, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies.

                  PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information.     The Company's common stock is not listed in the
pink sheets or in the OTC Bulletin Board maintained by the NASD.

Holders.   The approximate number of holders of record of the Company's no par value common stock, as of January 15, 2005 was 71.

Dividends.   Holders of the Company's common stock are entitled to
receive such dividends as may be declared by its board of directors.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources. Great Expectation's balance sheet as of October 31, 2004, reflects a current asset value of $0, and a total asset value of $22,099 in the form of deferred offering costs. The Company will carry out its plan
of business as discussed above.   The Company cannot predict to what
extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses, if any of the business entity which The Company may eventually acquire.

For the years ended October 31, 2004 and 2003, the Company did not pursue any investing activities.

For the year ended October 31, 2004, the Company received stockholders loans of $30,814 resulting in net cash provided by financing activities of $30,814.

For the year ended October 31, 2003, the Company received stockholders loans of $9,825 resulting in cash flow provided by financing activities of $9,825.

Results of Operations

During the period from June 5, 1987 (inception) through October 31, 2004, the Company engaged in no significant operations other than organizational activities, acquisition of capital, preparation for registration of its securities under the Securities Exchange Act of 1934, as amended and negotiations with potential merger candidates. No revenues were received by the Company during this period. The registration statement was declared effective on September 10, 2001.

For the year ended October 31, 2004, the Company had expenses of $30,814 consisting of salaries of $2,000, office supplies and expense of $426, legal expenses of $19,260, travel of $2,375, transfer fees of $(484), marketing of $1,647 and accounting expense of $5,600.

For the year ended October 31, 2003, the Company had expenses of $9,825 consisting of office supplies and expense of $50, legal fees of $6,174 relating to negotiations with potential merger candidates and preparation of SEC filings, transfer fees of $751, filing fees of $250 and accounting expense of $2,600.

The increase in expenses in 2004 compared to 2003 were directly related to a failed merger attempt, increased SEC filing preparation costs and negotiating the agreement with Advaxis.

For the current fiscal year, the Company anticipates incurring a loss as a result of expenses associated with periodic filings required under the Securities Exchange Act of 1934 and expenses associated with
locating and evaluating acquisition candidates.   The Company
anticipates that until a business combination is completed with an acquisition candidate, we will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

The Company believes that our existing capital will not be sufficient to meet Great Expectation's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for a period of approximately one year. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that our existing capital will not be sufficient to allow
us to accomplish the goal of completing a business combination.   The
Company will depend on additional advances from stockholders.

We cannot assure you that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional
financing are likely to increase substantially.   Management and other
stockholders have not made any commitments to provide additional.   We
cannot assure you that any additional funds will be available to the
Company to allow us to cover our expenses.   Even if the Company's cash
assets prove to be inadequate to meet Great Expectation's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

We do not expect to purchase or sell any significant equipment, engage in product research or development and do not expect any significant changes in the number of employees.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                      INDEPENDENT AUDITORS' REPORT


The Board of Directors
Great Expectations and Associates Inc.
Denver, Colorado

We have audited the accompanying balance sheet of Great Expectations and Associates Inc. (a development stage enterprise) as of October 31, 2004, and the related statements of stockholders' equity, loss and accumulated deficit, and cash flows for the period from the date of inception (June 5, 1987) to October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Expectations and Associates Inc., as of October 31, 2004, the changes in its stockholders' equity, the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

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

Denver, Colorado
December 27, 2004

Tannenbaum & Company P.C.

                Great Expectations and Associates, Inc.
                    (A Development Stage Enterprise)
                            BALANCE SHEET
                           October 31, 2004

                                                             October
                                                            31, 2004
          ASSETS

CURRENT ASSETS
    Cash                                                   $        -
                                                           ----------
      Total current assets                                          -


Other Assets
    Deferred offering costs (Note 1)                           22,099
                                                           ----------

      Total other assets                                       22,099
                                                           ----------
        Total assets                                       $   22,099
                                                           ==========


          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Due to stockholders (Note 4)                           $   81,452
                                                           ----------
      Total current liabilities                                81,452

STOCKHOLDERS' EQUITY
    Common stock, no par value,  500,000,000
     shares authorized;150,520,000 shares issued
     and outstanding (Note 1)                                  20,432

    Deficit accumulated during the development stage          (79,785)
                                                           ----------
      Total stockholders' equity                              (59,353)
                                                           ----------
        Total liabilities and stockholders' equity         $   22,099
                                                           ==========





The accompanying notes are an integral part of the financial statements.

                Great Expectations and Associates, Inc.
                    (A Development Stage Enterprise)
               STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
   For the period from inception (June 5, 1987) to October 31, 2004

                                               Inception
                                              to October     October
                                               31, 2004     31, 2004
                                              ----------   ----------

Revenue
  Interest Income                             $      166   $        -
                                              ----------   ----------
    Total revenue                                    166            -

Other expense
  Amortization                                       700            -
  Rent                                             4,512            -
  Salaries (Note 3)                                8,129        2,000
  Office supplies and expense                      5,107          426
  Legal                                           32,999       19,250
  Travel                                           3,810        2,375
  Escrow fees                                      1,500            -
  Transfer fees                                    3,567         (484)
  Filing fees                                      4,825            -
  Marketing                                        1,647        1,647
  Accounting                                      13,155        5,600
                                              ----------   ----------
    Total expense                                 79,951       30,814
                                              ----------   ----------
    NET LOSS                                     (79,785)     (30,814)

Accumulated deficit
  Balance, beginning of period                         -      (48,971)
  Balance, end of period                      $  (79,785)  $  (79,785)
                                              ----------   ----------
Loss per share                                $     (Nil)  $     (Nil)
                                              ==========   ==========

Shares outstanding                           150,520,000  150,520,000
                                             ===========  ===========





The accompanying notes are an integral part of the financial statements.

                Great Expectations and Associates, Inc.
                    (A Development Stage Enterprise)
                    STATEMENT OF STOCKHOLDERS EQUITY
   For the period from inception (June 5, 1987) to October 31, 2004

                                                                                Total
                                             Common stock      Accumulated     Stock-
                                         Number                Accumulated     holders'
                                       of shares     Amount       deficit      equity
                                      ----------   ----------   ----------   ----------
Balance, June 5, 1987                          -   $        -   $        -   $        -

Issuance of stock for cash
 July 1987 ($.00005 per share)        67,000,000        3,000            -        3,000

Issuance of stock for cash
 July 1987 ($.0017 per share)          7,200,000       12,000            -       12,000

Issuance of stock for services (Note 3)
 July 1987 ($.0017 per share)          1,000,000        1,666            -        1,666

Issuance of stock for services (Note 3)
 March 1998 ($.00005 per share)       75,320,000        3,766            -        3,766

Net loss for the period inception
 to October 31, 1998                           -            -      (10,833)     (10,833)
                                      ----------   ----------   ----------   ----------
Balance, October 31, 1998            150,520,000       20,432      (10,833)       9,599

Issuance of stock for services (Note 3)
 October 1999 ($.00005 per share)      7,300,000          326            -          326

Issuance of stock for services (Note 3)
 October 1999 ($.00005 per share)      7,300,000          326            -          326

Issuance of stock for services (Note 3)
 October 1999($.00005 per share)       1,000,000           45            -           45

Net loss for the period October 31, 1999       -         (697)        (697)
                                      ----------   ----------   ----------   ----------
Balance, October 31, 1999            166,120,000   $   21,129   $  (11,530)  $    9,599

Net loss for the period October 31, 2000                            (8,815)      (8,815)

Treasury stock                       (15,600,000)        (697)           -         (697)

Balance, October 31, 2000            150,520,000   $   20,432   $  (20,345)  $       87

Net loss for the period October 31, 2001       -            -      (11,742)     (11,742)
                                      ----------   ----------   ----------   ----------
Balance, October 31, 2001            150,520,000       20,432      (32,087)     (11,655)





                Great Expectations and Associates, Inc.
                    (A Development Stage Enterprise)
CONTINUED           STATEMENT OF STOCKHOLDERS EQUITY
   For the period from inception (June 5, 1987) to October 31, 2004

                                                                                Total
                                             Common stock      Accumulated     Stock-
                                         Number                Accumulated     holders'
                                       of shares     Amount       deficit      equity
                                      ----------   ----------   ----------   ----------

Net loss for the period October 31, 2002       -            -       (7,059)      (7,059)
                                      ----------   ----------   ----------   ----------

Balance, October 31, 2002            150,520,000       20,432      (39,146)     (18,714)
                                     -----------   ----------   ----------   ----------

Net loss for the period October 31, 2003       -            -       (9,825)      (9,825)
                                      ----------   ----------   ----------   ----------

Balance, October 31, 2003            150,520,000       20,432      (48,971)     (28,539)
                                     -----------   ----------   ----------   ----------

Net loss for the period October 31, 2004       -            -      (30,814)     (30,814)
                                      ----------   ----------   ----------   ----------

Balance, October 31, 2004            150,520,000   $   20,432   $  (79,785)  $  (59,353)
                                     ===========   ==========   ==========   ==========





The accompanying notes are an integral part of the financial statements.

                Great Expectations and Associates, Inc.
                    (A Development Stage Enterprise)
                        STATEMENTS OF CASH FLOWS
                 For the periods ended October 31, 2004

                                               Inception
                                              to October     October
                                               31, 2004     31, 2004
                                              ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                    $  (79,785)  $  (30,814)
  Add non-cash items:
    Salaries paid with stock (Note 3)              5,432            -
     Organizational cost amortization                700            -
     Increase in organizational cost                (700)           -
                                              ----------   ----------
      Cash used in operations                    (74,353)     (30,814)


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loans-stockholders (Note 4)       81,334       30,814
  Proceeds from issuance of common stock          15,000            -
  Offering costs (Note 1)                        (22,099)           -
  Treasury stock                                       -            -
                                              ----------   ----------
      Cash provided by financing activities       74,235       30,814
                                              ----------   ----------
Net increase (decrease) in cash                       -            -

Cash, beginning of periods                             -            -
                                              ----------   ----------
Cash, end of periods                          $        -   $        -
                                              ==========   ==========





The accompanying notes are an integral part of the financial statements.

                Great Expectations and Associates, Inc.
                    (A Development Stage Enterprise)
                     NOTES TO FINANCIAL STATEMENTS
                           October 31, 2004


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


4.  Due to stockholders
From inception to October 31, 2004 year advances totaling $81,334 were made to the Company by stockholders. There are no specific repayment terms and no interest is charged.

5.  Management representation
For the period ended October 31, 2004 management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.


6.  Going concern
The company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.


7.  Subsequent Event
On November 12, 2004, Great Expectations and Associates, Inc ("the Company") acquired Advaxis, Inc., a Delaware corporation ("Advaxis"), through a share exchange and reorganization (the "Acquisition"), pursuant to which Advaxis became a wholly-owned subsidiary of the Company, and acquired (i) all of the issued and outstanding shares of common stock of Advaxis and Series A Preferred Stock of Advaxis in exchange for an aggregate of 15,597,723 shares of authorized, but theretofore unissued, shares of common stock, no par value, of the Company, (ii) all of the issued and outstanding warrants to purchase Advaxis capital stock, in exchange for warrants to purchase 584,885 shares of the Company, and (iii) all of the issued and outstanding options to purchase Advaxis capital stock in exchange for an aggregate of 2,381,525 options to purchase common stock of the Company, constituting approximately 96 percent of the capital stock of the Company prior to the issuance of shares of Common Stock of the Company in the private placement described below. Prior to the closing of the Acquisition, the existing shareholders of the Company had each surrendered 99.5 percent of the shares of common stock, thus reducing the issued and outstanding shares of Common Stock of the Company from 150,520,000 shares to 752,600 shares. Additionally, 752,600 shares of Common Stock of the Company were issued to the financial advisor in connection with the Acquisition. Pursuant to the Acquisition there are 17,102,923 common shares outstanding in the Company.

On November 12, 2004, the Company sold to accredited investors at an initial closing of a private placement offering 117 Units at $25,000 per Unit for an aggregate purchase price of $2,925,000. The Company issued to the Placement Agent and/or its designees an aggregate of 2,057,160 shares of Common Stock and warrants to acquire up to an aggregate of 2,038,328 shares of Common Stock.

On December 9, 2004, the Company sold to accredited investors at a second closing of the private placement offering 8 Units at $25,000 per Unit for an aggregate purchase price of $200,000. The Company issued to the Placement Agent and/or its designees an aggregate of 137,979 shares of Common Stock and warrants to acquire up to an aggregate of 139,373 shares of Common Stock.

Each Unit is comprised of (i) 87,108 shares of Common Stock, no par value, of the Company ("Common Stock") and (ii) a 5-year Warrant (each a "Warrant" and collectively the "Warrants) to purchase 87,108 shares of Common Stock at an exercise price of $0.40 per share. At the Initial Closing, the accredited investors received an aggregate of 10,191,638 shares of Common Stock and Warrants to purchase 10,191,638 shares of Common Stock. In addition, on November 12, 2004, $595,000 aggregate principal amount of convertible promissory notes of Advaxis ("Advaxis Notes") including accrued interest were converted into Units on the same terms as the Units sold. The holders of the Advaxis Notes received an aggregate of 2,136,441 shares of Common Stock and warrants to purchase 2,136,441 shares of Common Stock upon conversion of the Advaxis Notes plus accrued interest thereon. As of September 30, 2004 such convertible notes including accrues interest amounted to $580,190. Pursuant to the Acquisition and the first and second closing of the private placement there are 32,323,004 common shares outstanding in the Company.

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

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The principal executive officers and directors of The Company are

Name                              Position              Term of office

Frederick W. Mahlke        President/Treasurer            July 1987
                                  Director                 to present

Daniel A. Unrein, Jr.      Vice President/Secretary      August 13,2004
                                  Director                 to present

Only Mr. Mahlke has been involved with prior blank check companies.

The directors serve until the next annual meeting of Great
Expectation's stockholders.   Officers will hold their positions at the
pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

Subsequent to the October 31, 2004 year end, the officers and directors resigned and new directors were elected and new officers were appointed
upon completion of the acquisition of Advaxis, Inc.   See Form 8-K
filed November 18, 2004.

There is no arrangement or understanding between the directors and officers of The Company and any other person under which any director or officer was or is to be selected as a director or officer. The directors and officer of The Company will devote their time to Great Expectation's affairs on an "as needed" basis. As a result, the actual amount of time which they will devote to Great Expectation's affairs is unknown and is likely to vary substantially from month to month.

Biographical Information

Frederick W. Mahlke.   Mr. Malhke has served as a Director of The
Company since July 1987.   From November 1979 to present, Mr. Mahlke
has been President of Cumberland Sales and management of Denver,
Colorado, a commercial and residential management company.   For the
past ten years, Mr. Mahlke has also worked as a Colorado court-appointed receiver on over forty properties and has also been appointed receiver for two California properties.

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

Daniel Unrein.   Mr. Unrein has served as vice president, secretary and
director of The Company since August 13, 2004.   Mr. Unrein served as
the secretary and treasurer of The Company from June 1987 to September
1999.   From 1993 to the present, Mr. Unrein has been a ramp attendant at the United Airlines Denver hub.

Great Expectation's officers and directors may elect, in the future, to form one or more additional shell companies with a business plan similar or identical to that of The Company. Any such additional shell companies would also be in direct competition with The Company for available business opportunities.

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

We anticipate that a substantial premium over the initial cost of such shares may be paid by the purchaser at the same time as any sale of shares by Great Expectation's officers and directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to Great Expectation's officers and directors to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to The Company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of The Company and Great Expectation's other shareholders, rather than their own personal pecuniary benefit.

ITEM 10.   EXECUTIVE COMPENSATION

Other than described below, no compensation was awarded to, earned by, or paid in the last three years.

Although there is no current plan in existence, it is possible that The Company will adopt a plan to pay or accrue compensation to its officers and directors for services related to seeking business opportunities
and completing a merger or acquisition transaction.   The Company has
no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the board of directors may recommend adoption of one or more such programs in the future.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of The Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address                  Number of            Percentage      Percentage
                              Shares Outstanding       of Shares       of Shares
                                                      Outstanding       After Offering
Frederick W. Mahlke(1)             500,000                 .30%            .30%
4105 S. Florida Avenue
 Suite 100
Denver, Colorado 80222

Daniel A. Unrein, Jr.              500,000                 .30%            .30%
3335 South Ammons Street
Lakewood, CO 80227-4940

Officers and Directors as a group
 (2 persons)                     1,000,000               .60%               .60%

Miles Wynn                     139,340,000              83.88%            83.38%
3679 South Dawson Street
Aurora, Colorado 80014

(1)Mr. Mahlke and Mr. Unrein are officers and directors of The Company

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of October 31, 2004, there were advances from shareholders totaling
$81,334 were made to The Company by stockholders.   There are no
specific repayment terms and no interest is charged.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

List of Exhibits

 The following exhibits are filed with this report:

None


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The Company incurred aggregate fees and expenses of $1,500 and $1,000, respectively, from Tannenbaum & Company P.C. for the fiscal years 2004 and 2003 annual audit and for review of the Company's consolidated financial statements included in its Forms 10-QSB for the 2004 and 2003 fiscal year.

Tax Fees.   Great Expectation did not incur any tax fees to Tannenbaum
& Company P.C. for the fiscal years 2004 and 2003 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees.   During the 2004 and 2003 fiscal years, the Company
incurred aggregate fees and expenses of $0 and $600 from Tannenbaum & Company P.C. for all other services consisting of other fees and expenses of $0 and $600, respectively. Audit-related fees and expenses were for the audit of the Company's accounting consultation and
consents.    Other fees and expenses were primarily for tax compliance
and tax consultation.

The Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with
maintaining the auditor's independence.   All of the services described
above for fiscal year 2004 and 2003 were approved by the Audit Committee pursuant to its policies and procedures. The Company intends to continue using Tannenbaum & Company P.C. solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    January 24, 2004

ADVAXIS, INC.

/s/ J. Todd Derbin
--------------------
By: J. Todd Derbin, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/J. Todd Derbin,        Principal Executive Officer       January 24, 2005
--------------------      Director

/s/Roni A. Appel          Chief Financial Officer Secretary January 24, 2005
--------------------      Director

/s/Dr. James Patton       Director                          January 24, 2005
--------------------
Dr. James Patton

/s/Dr. Thomas McKearn     Director                          January 24, 2005
--------------------
Dr. Thomas McKearn

/s/Dr. Steven Roth        Director                          January 24, 2005
--------------------
Dr. Steven Roth

/s/Scott Flamm            Director                          January 24, 2005
---------------------
Scott Flamm