Form 10QSB
period 2005-01-31
Advaxis, Inc.
filed 2005-03-22
CIK 1100397

-----------------------------
                                                           OMB APPROVAL
                                                   -----------------------------
                                                   OMB Number: 3235-0416
                                                   Expires: January 31, 2007
                                                   Estimated Average burden
                                                   hours per response......136
                                                   -----------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to ________________ to _________________________

                        Commission file number 000 28489

                                  Advaxis, Inc.
        (Exact name of small business issuer as specified in its charter)

           Colorado                                         841521955
--------------------------------------------------------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                   212 Carnegie Centre, Ste 206, Princeton, NJ
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (609) 497-7555
                           ---------------------------
                           (Issuer's telephone number)

                     Great Expectations and Associates Inc.
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 22, 2005:

36,690,056 shares outstanding of the Company's Common Stock, par value $.0001 per share

Transitional Small Business Disclosure Format (Check one): Yes |_| No|X|

      PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE FORM DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.

                                  ADVAXIS, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                                JANUARY 31, 2005

                                      INDEX

                                                                        Page No.

PART I - FINANCIAL INFORMATION                                                1

Item 1.  Condensed Financial Statements (unaudited)                           1

           Balance Sheet at January 31, 2005                                  1

           Statements of Operations for the three-month
           periods ended January 31, 2005 and 2004 and
           the period March 1, 2002 (inception) to January 31, 2005           2

           Cash Flow Statements for the three-month
           periods ended January 31, 2005 and 2004 and
           the period March 1, 2002 (inception) to January 31, 2005           3

           Notes to Financial Statements                                      5

Item 2.  Plan of Operations                                                   8

Item 3.  Controls and Procedures                                              9

PART II - OTHER INFORMATION                                                  10

Item 1.  Legal Proceedings                                                   10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         10

Item 6.  Exhibits and Reports on Form 8-K                                    10

SIGNATURES                                                                   12

EXHIBITS

                         PART I -- FINANCIAL INFORMATION

                                                                   ADVAXIS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                   BALANCE SHEET
                                                          AS OF JANUARY 31, 2005
                                                                     (UNAUDITED)

ASSETS
Current Asset - Cash                                                $ 3,217,430
Intangible Assets, net of
     accumulated amortization of $22,635                                666,447

Other Assets                                                              2,450
-------------------------------------------------------------------------------
TOTAL ASSETS                                                        $ 3,886,327
===============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable                                                    $   435,280
Notes Payable, Current Portion                                          258,237
-------------------------------------------------------------------------------
Total Current Liabilities                                               693,517
Notes Payable, net of Current Portion                                   230,000
-------------------------------------------------------------------------------
TOTAL LIABILITIES                                                       923,517
-------------------------------------------------------------------------------

Shareholders' Equity:
Common Stock - $0.001 par value;
     authorized 500,000,000 shares,
     issued and outstanding 36,690,057                                   36,690
Additional Paid-In Capital                                            4,830,116
Accumulated Deficit                                                  (1,903,996)
-------------------------------------------------------------------------------
Total Shareholders' Equity                                            2,962,810
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 3,886,327
===============================================================================

            See accompanying notes to condensed financial statements.

                                                                   ADVAXIS, INC.
                                                 (A DEVELOPMENTAL STAGE COMPANY)
                                                         STATEMENT OF OPERATIONS
                                                                     (UNAUDITED)

                                                                                                   PERIOD FROM
                                            THREE MONTHS ENDED      THREE MONTHS ENDED      MARCH 1, 2002 (INCEPTION)
                                                JANUARY 31              JANUARY 31                 JANUARY 31,
                                                    2005                    2004                     2005
                                               --------------------------------------------------------------
Research & Development Expenses                $    218,951             $     86,842             $    887,300

General & Administrative Expenses                    26,175                   45,399                1,073,113

Interest Expense                                      2,968                   10,655                   24,387

Other Income                                         (2,739)                    (430)                (124,688)
                                               --------------------------------------------------------------

Net Loss                                           (245,355)                (142,466)              (1,860,112)

Dividends Attributable to preferred
shares                                                                                                 43,884
                                               --------------------------------------------------------------

Net Loss Applicable to Common Stock            $   (245,355)            $   (142,466)            $ (1,903,966)
                                               ==============================================================

Basic and Diluted
Net Loss per share                             $      (0.01)            $      (0.01)            $      (0.11)
                                               ==============================================================

Weighted Average Number of Shares
Outstanding                                      31,271,317               16,350,323               17,636,857
                                               ==============================================================

            See accompanying notes to condensed financial statements.

                                                                   ADVAXIS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                             CASH FLOW STATEMENT
                                                                     (UNAUDITED)

                                                                                                           PERIOD FROM
                                                       THREE MONTHS ENDED    THREE MONTHS ENDED      MARCH 1, 2002 (INCEPTION)
                                                           JANUARY 31            JANUARY 31                 JANUARY 31,
                                                              2005                     2004                     2005
                                                           -------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                   $  (245,355)             $  (142,466)             $(1,860,112)
Adjustments to reconcile net loss to net cash
     used in operating activities:
Value assigned to options given as payments to
     consultants and professionals                                                        8,484                   24,292
Amortization Expense                                             6,817                      800                   22,635
Accrued Interest on Notes Payable                                7,968                                            40,139
Increase in other assets                                        (2,450)                                           (2,450)
Increase (Decrease) in Accounts Payable                       (356,756)                 102,909                  111,432
------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                         (589,776)                 (30,723)              (1,664,064)
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
Cash paid on acquisition of Great Expectations                 (44,940)                 (44,940)
Cost of Intangible Assets                                     (203,460)                 (30,228)                (329,082)
------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                         (248,400)                 (30,228)                (374,022)
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM
FINANCING ACTIVITIES:
Proceeds from Notes Payable                                                              87,203                  997,189
Net Proceeds on Issuance of Preferred Stock                                                                      235,000
Net Proceeds on Issuance of Common Stock                     4,023,327                                         4,023,327
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    4,023,327                   87,203                5,255,516
------------------------------------------------------------------------------------------------------------------------
Net increase in cash                                         3,185,151                   26,702                3,217,430
Cash at beginning of period                                     32,279                    1,380
------------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                      $ 3,217,430              $    28,082              $ 3,217,430

========================================================================================================================

            See accompanying notes to condensed financial statements.

                                                THREE              THREE              PERIOD FROM
                                                MONTHS             MONTHS            MARCH 1, 2002
                                                 ENDED              ENDED             (INCEPTION)
                                               JANUARY 31         JANUARY 31          JANUARY 31,
                                                  2005               2004                 2005
SUPPLEMANTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Common Stock issued to founders                                                           $     40
==================================================================================================
Notes Payable and Accrued Interest                                                        $ 15,969
     Converted to Preferred Stock
==================================================================================================
Stock Dividend on Preferred Stock                                                         $ 43,884
==================================================================================================
Notes Payable and Accrued Interest              $613,158                                  $613,158
     Converted to Common
==================================================================================================
Intangible Assets Acquired with                                                           $360,000
     Notes Payable
==================================================================================================

                                  ADVAXIS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. BUSINESS DESCRIPTION

We are a development stage biotechnology company utilizing multiple mechanisms of immunity with the intent to develop cancer vaccines that are more effective and safer than existing vaccines. To that end, we have licensed rights from the University of Pennsylvania ("Penn") to use a patented system to engineer a live attenuated Listeria monocytogenes bacteria (the "Listeria System") to secrete a protein sequence containing a tumor-specific antigen. Using the Listeria System, we believe we will force the body's immune system to process and recognize the antigen as if it were foreign, creating the immune response needed to attack the cancer. Our licensed Listeria System, developed at Penn over the past 10 years, provides a scientific basis for believing that this therapeutic approach induces a significant immune response to a tumor. Accordingly, we believe that the Listeria System is a broadly enabling platform technology that can be applied to many types of cancers. In addition, we believe there may be useful applications in infectious diseases and auto-immune disorders. The therapeutic approach that comprises the Listeria System is based upon the innovative work of Yvonne Paterson, Ph.D., Professor of Microbiology at Penn, involving the creation of genetically engineered Listeria that stimulate the innate immune system and induce an antigen-specific immune response involving humoral and cellular components. We have obtained an exclusive 20-year license from Penn to exploit the Listeria System, subject to meeting various royalty and other obligations (the "Penn License"). The interim financial statements include all adjustments which, in the opinion of management, are necessary to make the financial statements not misleading.

2. OPTION EXPENSES

The Company has elected to apply APB opinion No. 25 and related interpretations in accounting for its stock option granted to employees and has adopted the disclosure only provisions of SFAS No. 123. Had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss would have been as follows:

                                            3 MONTHS ENDED      3 MONTHS ENDED
                                              JANUARY 31          JANUARY 31
                                                 2005                2004

Net Loss as reported                           $(245,355)            $(142,466)
Deduct stock option compensation
expense determined under fair value
based method                                     (18,573)              (22,612)
                                               ---------             ---------

Adjusted Net Loss                              $(263,928)            $(165,078)
                                               =========             =========

Net Loss per share as reported                 $   (0.01)            $   (0.01)
                                               =========             =========
Net Loss per share pro forma                   $   (0.01)            $   (0.01)
                                               =========             =========

The Company accounts for nonemployee stock based awards in which goods or services are the consideration received for the equity instrument issued based on the fair value of the equity instrument in accordance with the guidance provided in the consensus opinion of the Emerging Issues Task Force ("EITF") issue 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

3. RECAPITALIZATION AND FINANCING

In November 2004, we acquired 100% of the stock of Advaxis. Advaxis was organized in 2002 to develop the Listeria System under patents licensed from Penn which are described above under "General" and later in this prospectus under "Business."

We acquired Advaxis through a share exchange and reorganization (the "Recapitalization"), pursuant to which Advaxis became our wholly owned subsidiary. We acquired (i) all of the issued and outstanding shares of Advaxis's common stock and Advaxis's Series A preferred stock in exchange for an aggregate of 15,597,723 shares of authorized, but theretofore unissued, shares of our common stock, no par value, (ii) all of the issued and outstanding warrants  to purchase  Advaxis's  common  stock,  in  exchange  for  warrants to purchase 584,885 of our shares; and (iii) all of the issued and outstanding options to purchase the common stock of Advaxis in exchange for an aggregate of 2,381,525 options to purchase our common stock, constituting approximately 96% of our common stock prior to the issuance of shares of our common stock in the private placement described below. Prior to the closing of the Recapitalization, we performed a 200-for-1 reverse stock split, thus reducing the issued and outstanding shares of our common stock from 150,520,000 shares to 752,600 shares. Additionally, 752,600 shares of our common stock were issued to the financial advisor in connection with the Recapitalization.

As a result of the transaction, the former shareholders of Advaxis are our controlling shareholders. Additionally, prior to the transaction, we had no substantial assets. Accordingly, the transaction is treated as a reverse acquisition of a public shell, and the transaction has been accounted for as a recapitalization of Advaxis, rather than a business combination. The historical financial statements of Advaxis are now our historical financial statements. Historical shareholders' equity (deficiency) of Advaxis has been restated to
reflect  the   recapitalization,   and  include  the  shares   received  in  the
transaction.

On November 12, 2004, we completed an initial closing of a private placement offering (the "Private Placement"), whereby we sold an aggregate of $2.925 million worth of units to accredited investors. Each unit was sold for $25,000 (the "Unit Price") and consisted of (a) 87,108 shares of common stock and (b) a warrant to purchase, at any time prior to the fifth anniversary following the date of issuance of the warrant, to purchase 87,108 shares of common stock included at a price equal to $0.40 per share of common stock (a "Unit"). In consideration of the investment, we granted to each investor certain registration rights and anti-dilution rights. Also, in November 2004, we converted approximately $618,000 of aggregate principal promissory notes and accrued interest outstanding into Units.

On December 8, 2004, we completed a second closing of the Private Placement, whereby we sold an aggregate of $200,000 of Units to accredited investors.

On January 4, 2005, we completed a third and final closing of the Private Placement, whereby we sold an aggregate of $128,000 of Units to accredited investors.

Pursuant to the terms of a investment banking agreement, dated March 19, 2004, by and between us and Sunrise Securities, Corp. (the "Placement Agent"), we issued to the Placement Agent and its designees an aggregate of 2,283,445 shares of common stock and warrants to purchase up to an aggregate of 2,666,900 shares of common stock. The shares were issued as part consideration for the services of the Placement Agent, as our placement agent in the Private Placement. In addition, we paid the Placement Agent a total cash fee of $50,530.

On January 12, 2005, we completed a second private placement offering whereby we sold an aggregate of $1,100,000 of units to a single investor. As with the Private Placement, each unit issued and sold in this subsequent private placement was sold at $25,000 per unit and is comprised of (i) 87,108 shares of our common stock, and (ii) a five-year warrant to purchase 87,108 shares of our common stock at an exercise price of $0.40 per share. Upon the closing of this second private placement offering we issued to the investor 3,832,753 shares of common stock and warrants to purchase up to an aggregate of 3,832,753 shares of common stock.

The aggregate sale from the four private placements was $4,353,000, which was netted against transaction costs of $329,673 for net proceeds of $4,023,327. During October 2004, the Company issued note payable of $360,000 to acquire a license, and received a grant of approximately $116,000.

ITEM 2. PLAN OF OPERATIONS

The Company has included in this Quarterly Report certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company's business, operations and financial condition. "Forward-looking statements" consist of all non-historical information, and the analysis of historical information, including the references in this Quarterly Report to future revenue growth, collaborative agreements, future expense growth, future credit exposure, earnings before interest, taxes, depreciation and amortization, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements, and the Company's plans for future periods. In addition, the words "could", "expects", "anticipates", "objective", "plan", "may affect", "may depend", "believes", "estimates", "projects" and similar words and phrases are also intended to identify such forward-looking statements.

      Actual results could differ materially from those projected in the Company's forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, unanticipated technological difficulties, the length and scope of our clinicial trials, costs related to intellectual property related expense, cost of manufacturing and higher consulting costs, product demand, changes in domestic and foreign economic, market and regulatory conditions, the inherent uncertainty of financial estimates and projections, the uncertainties involved in certain legal proceedings, instabilities arising from terrorist actions and responses thereto, and other considerations described as "Risk Factors" in other filings by the Company with the SEC. Such factors may also cause substantial volatility in the market price of the Company's Common Stock. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

PLAN OF OPERATIONS

      We were originally incorporated in the state of Colorado on June 5, 1987 under the name Great Expectations, Inc. We were administratively dissolved January 1, 1997 and reinstated June 18, 1998 under the name Great Expectations and Associates, Inc. In 1999, we became a reporting company under the Securities Exchange Act of 1934, as amended. We were a publicly traded "shell" company without any business until November 12, 2004 when we acquired Advaxis through the issuance of 15,597,723 shares of our Common Stock (the "Share Exchange"), as a result of which Advaxis become our wholly-owned subsidiary and our sole operating company. For financial reporting purposes, we have treated the Share Exchange as a recapitalization, where Advaxis was the acquirer. As a result of the foregoing as well as the fact that the Share Exchange is treated as a recapitalization of Advaxis rather than as a business combination, the historical financial statements of Advaxis on November 12, 2004 became our historical financial statements after the Share Exchange.

      We are a biotechnology company which utilizes multiple mechanisms of immunity with the intent to develop cancer vaccines that are more effective and safer than existing vaccines. We believe that by using our licensed Listeria System to engineer a live attenuated Listeria monocytogenes bacteria to secrete a protein sequence containing a tumor-specific antigen, we will force the body's immune system to process and recognize the antigen as if it were foreign, creating the immune response needed to attack the cancer.

      We have no customers. We are in the development stage and focus our initial development efforts on six lead compounds and anticipate commencing a Phase I clinical study of Lovaxin C, a potential cervical and neck cancer vaccine, in the third quarter of 2005.

      Research and development expenses, which principally comprise manufacturing scale up and of our cancer vaccine, consulting and toxicology studies and are recognized expenses as incurred, amounted to $218,951 for the three months ended January 31, 2005. We recognize research and development expenses as incurred. During the year ending January 31, 2006 and beyond, we anticipate that our research and development expenses will increase as a result of our expanded development and commercialization efforts related to toxicology studies, clinical trials, product development, and development of strategic and other relationships that will be required ultimately for the licensing, manufacture and distribution of our product candidates.

      We sold for aggregate gross proceeds of approximately $4,353,000 in a private placement effected in four tranches on November 12, 2004, December 8, 2004, January 4, 2005 and January 10, 2005 an aggregate of 15,167,248 shares of our common stock and five year warrants to purchase an aggregate of 15,167,248 shares of our common stock exercisable at a price of $.40 per share. The sales were exempt from registration under the Securities Act of 1933 pursuant to Registration D under the Act. In addition we issued to the Placement Agent and its designees 2,283,445 shares of Common Stock and five year warrants to purchase an aggregate of 2,283,445 shares of Common Stock.

      At January 31, 2005, our cash was $3,217,430, and our working capital was $2,523,913.

      We intend to use the proceeds of the private placement during the 12 months ending January 31, 2006 to conduct a Phase I clinical trial in cervical cancer using Lovaxin C, one of our lead product candidates in development using our Listeria System, expand our research and development team, further the development of the product candidates and expand our manufacturing capabilities and strategic activities.

      During the next 12 to 24 months, we anticipate that our strategic focus will be to achieve several objectives. Our foremost objectives are as follows:

            o     Initiate and complete phase I clinical study of Lovaxin C;

            o     Continue pre-clinical development of our products;

            o     Continue research to expand our technology platform.

      We do not currently expect to purchase or sell any of our facilities or significant equipment or to make any significant changes in the number of our employees.

      Our longer-term funds requirements including the commercialization of our existing or future product candidates will require us to seek additional capital through (i) the sale of our equity or debt securities, (ii) financial arrangements with corporate and other partners, and (iii) increased license fees and milestone payments and research collaboration fees in the event we enter into research collaborations arrangements with third parties. Depending upon market conditions, we may not be successful in raising sufficient additional capital for our long-term requirements. In such event, our business, prospects, financial condition and results of operations could be materially adversely affected.

OFF-BALANCE SHEET ARRANGEMENTS.

We are party to a license agreement, dated June 17, 2002, as amended, between Advaxis and The Trustees of the University of Pennsylvania, pursuant to which Advaxis has agreed to pay $482,000 in licensing fees in annual payments on December 15, 2005, 2006 and 2007, respectively or upon certain financing milestones, and in addition $525,000 over a four-year period as a royalty after the first commercial sale of our products covered by the license. Advaxis is also obligated to pay annual license maintenance fees under this agreement ranging from $25,000 to $125,000 per year after the first commercial sale of a product under the license.

ITEM 3. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934), the Chief Executive Officer and Chief Financial Officers of the Company have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

      There were no significant changes in the Company's internal controls or in any other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of the Company's internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

The registrant is in an arbitration with DNA Bridges, Inc. over the timing, but not the amount of a fee earned by DNA Bridges, Inc. for assisting the Company in securing grant money for research purposes, the fee in question is approximately $90,000. The registrant believes that payment is not due until the grant money is received. DNA Bridges believes that the fee was due when the grant issued and is not contingent on payment. The parties are in ongoing settlement discussions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We effected a private placement to accredited investors at a price of $25,000 per Unit of an aggregate of 15,167,248 shares of our Common Stock and five year warrants to purchase an aggregate of 15,167,248 shares of Common Stock at an exercise price of $.40 per share. Each Unit was comprised of 87,108 shares and 87,108 warrants. The placement occurred in four tranches. The first which occurred on November 12, 2004 involved the sale of 117 Units including 5.12 Units paid by the cancellation of our promissory notes in the amount of $595,000 including accrued interest. The second tranche, effected on December 8, 2004 was for 8 Units. The third tranche, effected on January 4, 2005, was for 5 Units. The fourth tranche, effected on January 10, 2005, was for 44 units. The Placement Agent, Sunrise Securities, Inc., received from the Company a cash commission of $50,530 and it and its designees received 2,283,445 shares of Common Stock and five year warrants to purchase 2,266,900 shares of common stock.

The net proceeds of approximately $4,023,327, net of expenses of $329,673, will be used for working capital.

The offer and sale were exempt from registration and the Securities Act of 1933, as amended by virtue of the provisions of Section 4(2) and Regulation D thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

            31.1 Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

            (i) Report on Form 8-K filed November 18, 2004 relating to items 2.01, 3.02, 4.01, 5.01, 5.02, 5.05, 8.01 and 9.01

            (ii)  Report on Form 8-K filed  December  10, 2004  relating to item
                  3.02.

            (iii) Report on Form 8-K filed  December 23, 2004  relating to items
                  1.01 and 9.01.

            (iv)  Report on Form 8-K filed  December 27, 2004  relating to items
                  5.03 and 9.01

            (v)   Report on Form 8-K filed  January  5,  2005  relating  to item
                  3.02.

            (vi)  Report on Form 8-K/A filed  January 11, 2005  relating to item
                  9.01

            (vii) Report on Form 8-K filed  January 18,  2005  relating to items
                  1.01, 3.02 and 9.01

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date:  March 22, 2005

                                          ADVAXIS, INC.
                                          Registrant


                                          /s/ J. Todd Derbin
                                          -----------------------------
                                          J. Todd Derbin
                                          President, Chief Executive Officer


                                          /s/ Roni Appel
                                          ------------------------------
                                          Roni Appel
                                          Chief Financial Officer