Form 10QSB
period 2005-04-30
Advaxis, Inc.
filed 2005-06-14
CIK 1100397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  April 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to ________________ to

Commission file number  000 28489

Advaxis, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado	841521955
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

212 Carnegie Centre, Ste 206, Princeton, NJ
(Address of principal executive offices)

(609) 497-7555
(Issuer’s telephone number)

Great Expectations and Associates Inc.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 30, 2005:

37,144,806 shares outstanding of the Company’s Common Stock, par value $.0001 per share

Transitional Small Business Disclosure Format (Check one): Yes ☐ No☒

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

ADVAXIS, INC.

(A Development Stage Company)
January 31, 2005

INDEX

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (unaudited)

	Balance Sheet at April 30, 2005 (unaudited) and October 31, 2004	1

	Statements of Operations for the three-month and six-months periods ended April 30, 2005 and 2004 and the period March 1, 2002 (inception) to April 30, 2005 (unaudited)	2

	Cash Flow Statements for the six-month periods ended April 30, 2005 and 2004 and the period March 1, 2002 (inception) to April 30, 2005 (unaudited)	3

	Notes to Financial Statements	5

Item 2.	Plan of Operations	7

Item 3.	Controls and Procedures	9

PART II - OTHER INFORMATION		10

Item 1.	Legal Proceedings	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 6.	Exhibits and Reports on Form 8-K	10

SIGNATURES		11

EXHIBITS		12

-i-

PART I — FINANCIAL INFORMATION

ADVAXIS, INC.
(A Development Stage Company)
Balance Sheet
As of

	April 30,	October 31,
	2005	2004
	(Unaudited)

ASSETS

Current asset - cash	$2,667,542	$32,279
Property and Equipment	58,638
Intangible assets (net of accumulated amortization of $31,295)	665,203	469,804
Other assets	2,450
TOTAL ASSETS	$3,393,833	$502,083

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$501,677	$823,152
Notes payable - current portion		605,190
Total Current Liabilities	501,677	1,428,342
Notes payable - net of current portion	490,560	413,237
Total Liabilities	992,237	1,841,579

Shareholders’ Equity

Common Stock - $0.001 par value; issued and outstanding 15,557,723 at October 31, 2004 37,144,806 at April 30, 2005	37,145	15,598
Additional Paid-In Capital	4,981,953	303,547
Deficit Accumulated During the Development Stage	(2,617,502)	(1,658,641)
Total Shareholders' Equity	2,401,596	(1,339,496)
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$3,393,833	$502,083

See accompanying notes to condensed financial statements.

ADVAXIS, INC.
(A Developmental Stage Company)
Statement of Operations
(Unaudited)

	3 Months ended	3 Months ended	6 Months ended	6 Months ended	Period from March 1, 2002 (Inception) to
	April 30,	April 30,	April 30,	April 30,	April 30,
	2005	2004	2005	2004	2005

Revenue				$400	$120,406
Research & Development Expenses	$345,554	$84,965	$564,505	171,807	1,232,854
General & Administrative Expenses	376,802	180,940	402,977	226,339	1,449,916
Interest Expense	2,323	1,908	5,291	12,563	26,710
Other Income	11,173	39	13,912	69	15,456
Net Loss	(713,506)	(267,774)	(958,861)	(410,240)	(2,573,618)
Dividends Attributable to preferred shares					43,884
Net Loss Applicable to Common Stock	$(713,505)	$(267,774)	$(958,861)	$(410,240)	$(2,617,502)
Net Loss per share, Basic and Diluted	$(0.02)	$(0.02)	$(0.03)	$(0.03)	$(0.14)
Weighted Average Number of Shares
Outstanding	37,103,991	15,597,722	34,093,549	15,597,723	18,493,696

See accompanying notes to condensed financial statements.

ADVAXIS, INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	6 Months ended	6 Months ended	Period from March 1, 2002
	April 30,	April 30,	(Inception) to
	2005	2004	April 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(958,861)	$(410,240)	$(2,573,618)
Adjustments to reconcile net loss to net cash used in operations:
Value assigned to options given as payments to consultants and professionals	21,779	8,484	46,071
Non-Cash Compensation	130,513		130,513
Accrued Interest on Notes Payable	10,291		10,291
Amortization Expense	15,477	1,600	34,466
Increase in other assets	(2,450)		(2,450)
Increase (Decrease) in Accounts Payable	(290,359)	(151,206)	808,884

Net cash used in Operating Activities	(1,073,610)	(551,362)	(1,545,843)

CASH FLOW FROM INVESTING ACTIVITIES
Cash Paid on Transaction with Great Expectations	(44,940)		(44,940)
Purchase of Property and Equipment	(58,638)		(58,638)
Cost of intangible assets	(210,876)	(148,788)	(612,588)
Net cash used in Investing Activities	(314,454)	(148,788)	(716,166)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from Notes Payable		720,103	671,224
Net Proceeds on Issuance of Preferred Stock			235,000
Net Proceeds on Issuance of Common Stock	4,023,327		4,023,327

Net cash provided by Financing Activities	4,023,327	720,103	4,929,551

Net Increase in cash	2,635,263	19,953	2,667,542
Cash at beginning of period	32,279	1,379
Cash at end of period	$2,667,542	$21,332	$2,667,542

See accompanying notes to condensed financial statements.

SUPPLEMANTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

	6 Months ended	6 Months ended	Period from March 1, 2002
	April 30,	April 30,	(Inception) to
	2005	2004	April 30, 2005

Common Stock issued to founders			$40
Notes Payable and Accrued Interest Converted to Preferred Stock			$15,969
Stock Dividend on Preferred Stock			$43,884
Notes Payable and Accrued Interest Converted to Common	$613,158		$613,158
Intangible Assets Acquired with Notes Payable			$360,000

ADVAXIS, INC.
NOTES TO FINANCIAL STATEMENTS

1.	Business description

We are a development stage biotechnology company utilizing multiple mechanisms of immunity with the intent to develop cancer vaccines that are more effective and safer than existing vaccines. To that end, we have licensed rights from the University of Pennsylvania (“Penn”) to use a patented system to engineer a live attenuated Listeria monocytogenes bacteria (the “Listeria System”) to secrete a protein sequence containing a tumor-specific antigen. Using the Listeria System, we believe we will force the body’s immune system to process and recognize the antigen as if it were foreign, creating the immune response needed to attack the cancer. Our licensed Listeria System, developed at Penn over the past 10 years, provides a scientific basis for believing that this therapeutic approach induces a significant immune response to a tumor. Accordingly, we believe that the Listeria System is a broadly enabling platform technology that can be applied to many types of cancers. In addition, we believe there may be useful applications in infectious diseases and auto-immune disorders. The therapeutic approach that comprises the Listeria System is based upon the innovative work of Yvonne Paterson, Ph.D., Professor of Microbiology at Penn, involving the creation of genetically engineered Listeria that stimulate the innate immune system and induce an antigen-specific immune response involving humoral and cellular components. We have obtained an exclusive 20-year license from Penn to exploit the Listeria System, subject to meeting various royalty and other obligations (the “Penn License”).

The interim financial statements include all adjustments which, in the opinion of management, are necessary to make the financial statements not misleading.

2.	Option expenses

The Company has elected to apply APB opinion No. 25 and related interpretations in accounting for its stock option granted to employees and has adopted the disclosure only provisions of SFAS No. 123. Had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company’s net loss would have been as follows:

	3 Months ended	3 Months ended	6 Months ended	6 Months ended
	April 30,	April 30,	April 30,	April 30,
	2005	2004	2005	2004
Net Loss as reported	$(713,505)	$(267,774)	$(958,861)	$(410,240)
Deduct stock option compensation expense determined under fair value based method	(43,649)	(18,372)	(62,222)	(40,984)

Proforma Net Loss	$(757,154)	$(286,146)	$(1,021,083)	$(451,224)

Net loss per share as reported	$(0.02)	$(0.02)	$(0.03)	$(0.03)
Net loss per share pro forma	$(0.02)	$(0.02)	$(0.03)	$(0.03)

The Company accounts for nonemployee stock based awards in which goods or services are the consideration received for the equity instrument issued based on the fair value of the equity instrument in accordance with the guidance provided in the consensus opinion of the Emerging Issues Task Force (“EITF”) issue 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

3.	Recapitalization and financing

In November 2004, we acquired 100% of the stock of Advaxis. Advaxis was organized in 2002 to develop the Listeria System under patents licensed from Penn which are described above under “General” and later in this prospectus under “Business.”

We acquired Advaxis through a share exchange and reorganization (the “Recapitalization”), pursuant to which Advaxis became our wholly owned subsidiary. We acquired (i) all of the issued and outstanding shares of Advaxis’s common stock and Advaxis’s Series A preferred stock in exchange for an aggregate of 15,597,723 shares of authorized, but theretofore unissued, shares of our common stock, no par value, (ii) all of the issued and outstanding warrants to purchase Advaxis’s common stock, in exchange for warrants to purchase 584,885 of our shares; and (iii) all of the issued and outstanding options to purchase the common stock of Advaxis in exchange for an aggregate of 2,381,525 options to purchase our common stock, constituting approximately 96% of our common stock prior to the issuance of shares of our common stock in the private placement described below. Prior to the closing of the Recapitalization, we performed a 200-for-1 reverse stock split, thus reducing the issued and outstanding shares of our common stock from 150,520,000 shares to 752,600 shares. Additionally, 752,600 shares of our common stock were issued to the financial advisor in connection with the Recapitalization. Pursuant to the Recapitalization, there are 17,102,923 of our common shares issued and outstanding.

As a result of the transaction, the former shareholders of Advaxis are our controlling shareholders. Additionally, prior to the transaction, we had no substantial assets. Accordingly, the transaction is treated as a reverse acquisition of a public shell, and the transaction has been accounted for as a recapitalization of Advaxis, rather than a business combination. The historical financial statements of Advaxis are now our historical financial statements. Historical shareholders’ equity (deficiency) of Advaxis has been restated to reflect the recapitalization, and include the shares received in the transaction.

On November 12, 2004, we completed an initial closing of a private placement offering (the “Private Placement”), whereby we sold an aggregate of $2.925 million worth of units to accredited investors. Each unit was sold for $25,000 (the “Unit Price”) and consisted of (a) 87,108 shares of common stock and (b) a warrant to purchase, at any time prior to the fifth anniversary following the date of issuance of the warrant, to purchase 87,108 shares of common stock included at a price equal to $0.40 per share of common stock (a “Unit”). In consideration of the investment, we granted to each investor certain registration rights and anti-dilution rights. Also, in November 2004, we converted approximately $618,000 of aggregate principal promissory notes and accrued interest outstanding into Units.

On December 8, 2004, we completed a second closing of the Private Placement, whereby we sold an aggregate of $200,000 of Units to accredited investors.

On January 4, 2005, we completed a third and final closing of the Private Placement, whereby we sold an aggregate of $128,000 of Units to accredited investors.

Pursuant to the terms of a investment banking agreement, dated March 19, 2004, by and between us and Sunrise Securities, Corp. (the “Placement Agent”), we issued to the Placement Agent and its designees an aggregate of 2,283,445 shares of common stock and warrants to purchase up to an aggregate of 2,666,900 shares of common stock. The shares were issued as part consideration for the services of the Placement Agent, as our placement agent in the Private Placement. In addition, we paid the Placement Agent a total cash fee of $50,530.

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

Item 2.   Plan of Operations

The Company has included in this Quarterly Report certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company’s business, operations and financial condition. “Forward-looking statements” consist of all non-historical information, and the analysis of historical information, including the references in this Quarterly Report to future revenue growth, collaborative agreements, future expense growth, future credit exposure, earnings before interest, taxes, depreciation and amortization, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements, and the Company’s plans for future periods. In addition, the words “could”, “expects”, “anticipates”, “objective”, “plan”, “may affect”, “may depend”, “believes”, “estimates”, “projects” and similar words and phrases are also intended to identify such forward-looking statements.

Actual results could differ materially from those projected in the Company’s forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, unanticipated technological difficulties, the length and scope of our clinicial trials, costs related to intellectual property related expense, cost of manufacturing and higher consulting costs, product demand, changes in domestic and foreign economic, market and regulatory conditions, the inherent uncertainty of financial estimates and projections, the uncertainties involved in certain legal proceedings, instabilities arising from terrorist actions and responses thereto, and other considerations described as “Risk Factors” in other filings by the Company with the SEC. Such factors may also cause substantial volatility in the market price of the Company’s Common Stock. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Plan of Operations

We were originally incorporated in the state of Colorado on June 5, 1987 under the name Great Expectations, Inc. We were administratively dissolved January 1, 1997 and reinstated June 18, 1998 under the name Great Expectations and Associates, Inc. In 1999, we became a reporting company under the Securities Exchange Act of 1934, as amended. We were a publicly traded “shell” company without any business until November 12, 2004 when we acquired Advaxis through the issuance of 15,597,723 shares of our Common Stock (the “Share Exchange”), as a result of which Advaxis become our wholly-owned subsidiary and our sole operating company. For financial reporting purposes, we have treated the Share Exchange as a recapitalization, where Advaxis was the acquirer. As a result of the foregoing as well as the fact that the Share Exchange is treated as a recapitalization of Advaxis rather than as a business combination, the historical financial statements of Advaxis on November 12, 2004 became our historical financial statements after the Share Exchange.

We are a biotechnology company which utilizes multiple mechanisms of immunity with the intent to develop cancer vaccines that are more effective and safer than existing vaccines. We believe that by using our licensed Listeria System to engineer a live attenuated Listeria monocytogenes bacteria to secrete a protein sequence containing a tumor-specific antigen, we will force the body’s immune system to process and recognize the antigen as if it were foreign, creating the immune response needed to attack the cancer.

We have no customers. We are in the development stage and focus our initial development efforts on six lead compounds and anticipate commencing a Phase I clinical study of Lovaxin C, a potential cervical and neck cancer vaccine, in the third quarter of 2005.

Research and development expenses, which principally comprise manufacturing of our cancer vaccine, consulting and toxicology studies and are recognized expenses as incurred, amounted to $345,554 for the six months ended April 30, 2005. We recognize research and development expenses as incurred. During the year ending October 31, 2005 and beyond, we anticipate that our research and development expenses will increase as a result of our expanded development and commercialization efforts related to toxicology studies, clinical trials, product development, and development of strategic and other relationships that will be required ultimately for the licensing, manufacture and distribution of our product candidates.

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

At April 30, 2005, our cash was $2,667,542, and our working capital was $2,165,865.

We intend to use the proceeds of the private placement during the 12 months ending April 30, 2006 to conduct a Phase I clinical trial in cervical cancer using Lovaxin C, one of our lead product candidates in development using our Listeria System, expand our research and development team, further the development of the product candidates and expand our manufacturing capabilities and strategic activities.

During the next 12 to 24 months, we anticipate that our strategic focus will be to achieve several objectives. Our foremost objectives are as follows:

•	Initiate and complete phase I clinical study of Lovaxin C;

•	Continue pre-clinical development of our products;

•	Continue research to expand our technology platform.

We have purchased laboratory and office equipment totaling $58,638 and expect to purchase some additional equipment. We hired two fulltime employees and do not expect to make any significant changes in the number of our employees.

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

Item 3.   Controls and Procedures.

As of the end of the period covered by this report, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934), the Chief Executive Officer and Chief Financial Officers of the Company have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no significant changes in the Company’s internal controls or in any other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of the Company’s internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

Part II - OTHER INFORMATION

Item 1.   Legal Proceeding

The registrant is in an arbitration with DNA Bridges, Inc. over the timing, but not the amount of a fee earned by DNA Bridges, Inc. for assisting the Company in securing grant money for research purposes, the fee in question is approximately $76,000. The registrant believes that payment is not due until the grant money is received. DNA Bridges believes that the fee was due when the grant issued and is not contingent on payment. The parties are in ongoing settlement discussions.

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

ADVAXIS, INC. Registrant

Date: June___, 2005	By:	/s/ J. Todd Derbin

J. Todd Derbin President, Chief Executive Officer

By:	/s/ Roni Appel

Roni Appel Cheif Financial Officer