Form 10QSB
period 2005-07-31
Advaxis, Inc.
filed 2005-09-14
CIK 1100397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  July 31, 2005

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

(609) 895-7150

 (Issuer’s telephone number)

Great Expectations and Associates Inc.

 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 31, 2005:

37,656,887 shares outstanding of the Company’s Common Stock, par value $.001 per share

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No☒

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

ADVAXIS, INC.

(A Development Stage Company)
July 31, 2005

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Balance Sheet at July 31, 2005 (unaudited) and October 31, 2004	3

Statements of Operations for the three-month and nine-month
periods ended July 31, 2005 and 2004 and
the period March 1, 2002 (inception) to July 31, 2005 (unaudited)	4

Cash Flow Statements for the nine-month
periods ended July 31, 2005 and 2004 and
the period March 1, 2002 (inception) to July 31, 2005 (unaudited)	5

Notes to Financial Statements	7

Plan of Operations	9

Item 3. Controls and Procedures	11

PART II - OTHER INFORMATION	12

Item 1. Legal Proceedings	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 6. Exhibits	12

SIGNATURES	13

EXHIBITS

PART I — FINANCIAL INFORMATION

ADVAXIS, INC.
(A Development Stage Company)
Balance Sheet
As of

	July 31,	October 31,
	2005	2004
	(Unaudited)
ASSETS

Current Asset - Cash	$2,517,256	$32,279

Property and Equipment (net of accumulated depreciation of $3,442)	75,586

Intangible Assets (net of accumulated amortization of $40,066)	666,722	469,804

Other Assets	4,600

TOTAL ASSETS	$3,264,164	$502,083

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:

Accounts Payable	$591,890	$823,152

Notes payable - current portion	56,568	605,190

Total Current Liabilities	648,458	1,428,342

Notes payable - net of current portion	435,000	413,237

Total Liabilities	1,083,458	1,841,579

Shareholders’ Equity (Deficiency)

Common Stock - $0.001 par value; authorized 500,000,000 shares, issued and outstanding 37,656,887 at July 31, 2005, 15,557,723 at October 31, 2004	37,657	15,598
Additional Paid-In Capital	5,149,156	303,547

Deficit Accumulated During the Development Stage	(3,006,107)	(1,658,641)
Total Shareholders' Equity (Deficiency)	2,180,706	(1,339,496)
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIENCY)	$3,264,164	$502,083

See accompanying notes to condensed financial statements.

ADVAXIS, INC.
(A Developmental Stage Company)
Statement of Operations
(Unaudited)

	3 Months ended July 31	3 Months ended July 31	9 Months ended July 31	9 Months ended July 31	Period from March 1 2002 (Inception) to July 31
	2005	2004	2005	2004	2005

Revenue	$440,851		$440,851	$400	$561,257

Research & Development Expenses	401,278	$42,000	965,783	213,807	1,634,132

General & Administrative Expenses	444,628	119,039	847,605	345,378	1,894,544

Interest Expense	1,008	2,923	6,299	15,488	27,718

Other Income	17,459		31,371	71	32,915

Net Loss	(388,604)	$(163,962)	$(1,347,465)	$(574,202)	$(2,962,222)

Dividends Attributable to preferred shares					43,884

Net Loss Applicable to Common Stock	$(388,604)	$(163,962)	$(1,347,465)	$(574,202)	$(3,006,106)

Net Loss per share, Basic Diluted	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Weighted Average Number of Shares
Outstanding, basic and diluted	37,319,731	15,597,723	35,180,722	15,597,723

See accompanying notes to condensed financial statements.

ADVAXIS, INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	9 Months ended July 31	9 Months ended July 31	Period from March 1 2002 (Inception) to July 31
	2005	2004	2005

OPERATING ACTIVITIES
Net Loss	$(1,347,467)	$(574,202)	$(2,962,222)
Adjustments to reconcile Net Loss
to net cash used in operations:
Value assigned to options given as payments to consultants and professionals	42,527	8,484	66,819
Non Cash Compensation	159,982		159,982
Accrued Interest on Notes Payable	11,299		11,299
Value of Penalty Shares Issued	117,498		117,498
Depreciation Expense	3,442		3,442
Amortization expense	24,248	2,400	43,237
Increase in other assets	(4,600)		(4,600)
Increase (Decrease) in Accounts Payable	(200,145)	(52,092)	899,096
Net cash used in Operating Activities	(1,193,216)	(615,410)	(1,665,449)

INVESTING ACTIVITIES
Cash Paid on Transaction with Great Expectations	(44,940)		(44,940)
Purchase of Property and Equipment	(79,028)		(79,028)
Cost of intangible assets	(221,166)	(149,588)	(622,878)
Net cash used in by Investing Activities	(345,134)	(149,588)	(746,846)

FINANCING ACTIVITIES
Proceeds from Notes Payable		773,028	671,224
Net Proceeds on Issuance of Preferred Stock			235,000
Net Proceeds on Issuance of Common Stock	4,023,327		4,023,327
Net cash provided by Financing Activities	4,023,327	773,028	4,929,551

Net increase in cash	2,484,977	8,030	2,517,256
Cash at beginning of period	32,279	1,379
Cash at end of period	$2,517,256	$9,409	$2,517,256

See accompanying notes to condensed financial statements.

SUPPLEMANTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

	9 Months ended	9 Months ended	Period from March 1, 2002
	July 31,	July 31,	(Inception) to
	2005	2004	July 31, 2005

Common Stock issued to founders			$40

Notes Payable and Accrued Interest
Converted to Preferred Stock			$15,969

Stock Dividend on Preferred Stock			$43,884

Notes Payable and Accrued Interest
Converted to Common	$613,158		$613,158

Intangible Assets Acquired with
Notes Payable			$360,000

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

	3 Months ended	3 Months ended	9 Months ended	9 Months ended
	July 31,	July 31,	July 31,	July 31,
	2005	2004	2005	2004

Net Loss as reported	$(388,604)	$(163,962)	$(1,347,465)	$(574,202)
Add: Stock based compensation expense included in recorded net income	20,748		42,527	8,484
Less: Deduct stock option compensation expense determined under fair value based method	(52,701)	(12,546)	(136,702)	(62,014)

Adjusted Net Loss	(420,557)	$(176,508)	$(1,441,640)	$(627,732)

Net Loss per share as reported	$(0.01)	$(0.01)	$(0.03)	$(0.04)
Net Loss per share pro forma	$(0.01)	$(0.01)	$(0.04)	$(0.04)

The Company accounts for non-employee stock based awards in which goods or services are the consideration received for the equity instrument issued based on the fair value of the equity instrument in accordance with the guidance provided in the consensus opinion of the Emerging Issues Task Force (“EITF”) issue 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

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

Between February 1, 2005 and July 31, 2005 we issued 400,635 common shares in exchange for services. In addition, we issued 156,794 common shares to our Chief Executive Officer as a bonus for year 2004. We also issued 409,401 common shares to our investors as penalty shares pursuant to the terms of the Private Placement.

As a result of these transactions the total number of issued and outstanding common shares as of July 31, 2005 was 37,656,886.

We are obligated to issue, but have not yet issued, 14,000 shares to a consultant for services rendered in the period.

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

Actual results could differ materially from those projected in the Company’s forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, unanticipated technological difficulties, the length and scope of our clinical trials, costs related to intellectual property related expense, cost of manufacturing and higher consulting costs, product demand, changes in domestic and foreign economic, market and regulatory conditions, the inherent uncertainty of financial estimates and projections, the uncertainties involved in certain legal proceedings, instabilities arising from terrorist actions and responses thereto, and other considerations described as “Risk Factors” in other filings by the Company with the SEC. Such factors may also cause substantial volatility in the market price of the Company’s Common Stock. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

Our revenues, which primarily comprise of grants received from the National Institute of Health (“NIH”) amounted to $440,851 for the nine months ended July 31, 2005.

Research and development expenses, which principally comprise manufacturing of our cancer vaccine, laboratory supplies, wages, consulting and toxicology studies and are recognized expenses as incurred, amounted to $965,783 for the nine months ended July 31, 2005. We recognize research and development expenses as incurred. During the year ending October 31, 2005 and beyond, we anticipate that our research and development expenses will increase as a result of our expanded development and commercialization efforts related to toxicology studies, clinical trials, product development, and development of strategic and other relationships that will be required ultimately for the licensing, manufacture and distribution of our product candidates.

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

At July 31, 2005, our cash was $2,517,256, and our working capital was $1,925,366.

We intend to use the proceeds of the private placement during the next 12 months to conduct a Phase I clinical trial in cervical cancer using Lovaxin C, one of our lead product candidates in development using our Listeria System, expand our research and development team, further the development of the product candidates and expand our manufacturing capabilities and strategic activities.

During the next 12 to 24 months, we anticipate that our strategic focus will be to achieve several objectives. Our foremost objectives are as follows:

•	Initiate and complete phase I clinical study of Lovaxin C;

•	Continue pre-clinical development of our products;

•	Continue research to expand our technology platform.

We have purchased laboratory and office equipment totaling $75,586 and expect to purchase some additional equipment. We hired two fulltime employees and expect to hire 1-3 additional employees, primarily in the research and development areas.

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

Item 1. Legal Proceedings

None.

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

Between February 1, 2005 and July 31, 2005 we issued 400,635 common shares in exchange for services. In addition, we issued 156,794 common shares to our Chief Executive Officer as a bonus for year 2004.

We are obligated to issue, but have not yet issued, 14,000 shares to a consultant for services rendered in the period.

Item 6. Exhibits

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

Date: September 14, 2005

Advaxis, Inc.

By:	/s/ J. Todd Derbin
J. Todd Derbin President, Chief Executive Officer

By:	/s/ Roni Appel
Roni Appel Chief Financial Officer