Form 10KSB
period 2005-10-31
Advaxis, Inc.
filed 2006-01-25
CIK 1100397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED - OCTOBER 31, 2005

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO______

COMMISSION FILE NUMBER  000-28489

ADVAXIS, INC.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction 0of incorporation or organization)	84-1521955 (I.R.S. Employer Identification No.)
212 Carnegie Center Suite 206 Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:	(732) 545-1590
Securities registered pursuant to Section 12(b) of the Act:	Common Stock - $.01 par value The Common Stock is listed on the American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:	[None]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days.                                     Yes [X]       No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of December 31, 2005 was approximately $4,620,000 based upon the closing bid price of the registrant’s Common Stock on the Over the Counter Bulletin Board, at December 30, 2005. (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders and their respective affiliates have been deemed affiliates).

Registrant had 37,768,932 shares of Common Stock, par value $0.001 per share, issued and outstanding as of December 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

The Exhibits to this Annual Report have been incorporated by reference from other filings by the Company with the Securities and Exchange Commission.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this Annual Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan”, “intend”, “may,” “will,” “expect,” “believe”, “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Table of Contents

Form 10-K Index

PART I

Part 1

Item 1:     BUSINESS

History of the Company

We were originally incorporated in the State of Colorado on June 5, 1987 under the name Great Expectations, Inc. We were administratively dissolved January 1, 1997 and reinstated June 18, 1998 under the name Great Expectations and Associates, Inc. In 1999, we became a reporting company under the Securities Exchange of 1934 (the “Exchange Act’). Until November 2004, we were a shell company without any business. On November 12, 2004, we acquired Advaxis, Inc., a Delaware corporation (“Advaxis”), through a Share Exchange and Reorganization Agreement, dated as of August 25, 2004 (the “Share Exchange”), by and among Advaxis, the stockholders of Advaxis and us. As a result of such acquisition, Advaxis become our wholly-owned subsidiary and our sole operating company. On December 23, 2004, we amended and restated our articles of incorporation and changed our name to Advaxis, Inc. Our principal executive offices are located at 212 Carnegie Center, Suite 206, Princeton, NJ 08540 and our telephone number is (732) 545-1590.

_______________

Recent Developments

In November 2004, we acquired 100% of the stock of Advaxis. Advaxis was organized in 2002 to develop the Listeria System under patents licensed from Penn which are described above under “General” and later in this prospectus under “Business.”

The acquisition of Advaxis was pursuant to the Share Exchange. In connection with the Share Exchange (i) our existing stockholders entered into a Surrender and Cancellation Agreement whereby such stockholders contributed to us 199 shares of every 200 shares of common stock beneficially owned by them so that their ownership was reduced to 752,600 shares of common stock and (ii) we issued to the existing stockholders of Advaxis and others 16,350,323 shares of common stock, warrants to purchase 584,885 shares of common stock and options to purchase 2,381,525 shares of common stock. Upon the closing of the Share Exchange, the total number of shares of our common stock outstanding was 20,069,333 shares on a fully-diluted basis. The transaction is being accounted for as a recapitalization. The historical financial statements of Advaxis are our financial statements for reporting purposes.

On November 12, 2004, we completed an initial closing of a private placement offering (the “Private Placement”), whereby we sold an aggregate of $2.925 million worth of units to accredited investors. Each unit was sold for $25,000 (the “Unit Price”) and consisted of (a) 87,108 shares of common stock and (b) a warrant to purchase, at any time prior to the fifth anniversary following the date of issuance of the warrant, 87,108 shares of common stock included at a price equal to $0.40 per share of common stock (a “Unit”). In consideration of the investment, we granted to each investor certain registration rights and anti-dilution rights. Also, in November 2004, we converted approximately $618,000 aggregate principal of promissory notes and accrued interest outstanding into Units.

On December 8, 2004, we completed a second closing of the Private Placement, whereby we sold an aggregate of $200,000 of Units to accredited investors.

On January 4, 2005, we completed a third and final closing of the Private Placement, whereby we sold an aggregate of $128,000 of Units to accredited investors.

The aggregate sale of the Units in the Private Placement was $3,253,000.

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

On January 12, 2005, we completed a second private sale of Units whereby we sold an aggregate of $1,100,000 of Units to a single investor. As with the Private Placement, each Unit issued and sold in this subsequent private placement was sold at $25,000 per Unit and is comprised of (i) 87,108 shares of our common stock, and (ii) a five-year warrant to purchase 87,108 shares of our common stock at an exercise price of $0.40 per share.

Pursuant to the terms of a certain Registration Rights Agreement, dated as of November 12, 2004, by and among us and certain of our stockholders and a Registration Rights Agreement, dated as of January 12, 2005, by and between us and one of our stockholders, we are obligated to issue shares of our common stock to certain stockholders on a monthly basis if this registration statement is not declared effective by a certain date. As of May 10, 2005, we were obligated to issue an aggregate of 409,401 shares (the “Penalty Shares”) to such stockholders..

Our auditors, in their report on our financial statements as of December 31, 2002 and 2003, indicated that the Company has incurred losses from operations, has a working capital deficiency, and a shareholder’s deficiency, which raise substantial doubt about the Company’s ability to continue as a going concern. Subsequent to the issuance of those financial statements the Company has raised additional equity financing in the Private Placement and intends to raise additional funds. As a result of raising such funds our ability to continue as a going concern is no longer an issue for our accountants.

Our Website

We maintain a website at www.advaxis.com which contains descriptions of our technology, our drugs and the trial status of each drug.

General

We are a development stage biotechnology company utilizing multiple mechanisms of immunity with the intent to develop cancer vaccines that are more effective and safer than existing vaccines. To that end, we have licensed rights from Penn to use the Listeria System to secrete a protein sequence containing a tumor-specific antigen. Using the Listeria System, we believe we will force the body’s immune system to process and recognize the antigen as if it were foreign, creating the immune response needed to attack the cancer. Our licensed Listeria System, developed at Penn over the past 10 years, provides a scientific basis for believing that this therapeutic approach induces a significant immune response to a tumor. Accordingly, we believe that the Listeria System is a broadly enabling platform technology that can be applied to many types of cancers. In addition, we believe there may be useful applications in infectious diseases and auto-immune disorders.

The therapeutic approach that comprises the Listeria System is based upon the innovative work of Yvonne Paterson, Ph.D., Professor of Microbiology at Penn, involving the creation of genetically engineered Listeria that stimulate the innate immune system and induce an antigen-specific immune response involving humoral and cellular components. We have obtained the Penn License to exploit the Listeria System.

We have focused our initial development efforts upon cancer vaccines targeting cervical, breast, Prostate, ovarian, lung and other cancers. Our lead products in development are as follows:

Product	Indication	Stage

Lovaxin C	Cervical and head and neck cancers	Pre-clinical; Phase I study in cervical cancer anticipated to commence in early 2006

Lovaxin B	Breast cancer and melanoma	Pre-clinical; Phase I study anticipated to commence in late 2006

Lovaxin P	Prostate cancer	Pre-clinical; Phase I study anticipated to commence in late 2006

Lovaxin W	Wilms tumor and leukemia	Pre-clinical;

Lovaxin T	Cancer through control of telomerase	Pre-clinical

Lovaxin H	Prophylactic vaccine for HIV (AIDS)	Pre-clinical

* Possible delays of up to three months may occur based on the production schedule of Cobra Biomanufacturing PLC of material, vaccine stability testing and the issuance of required regulatory approval.

See “Business - Research and Development Programs”.

Since our formation, we have had a history of losses which as of October 31, 2005 aggregate $3,420,546, and because of the long development period for new drugs, we expect to continue to incur losses for several years. Our business plan to date has been realized by substantial outsourcing of virtually all major functions of drug development including scaling up for manufacturing, research and development, grant applications and others. The expenses of these outsourced services account for most of our accumulated loss. We cannot predict when, if ever, any of our product candidates will become commercially viable or FDA approved. Even if one or more of our products becomes commercially viable and receives FDA approval, we are not certain that we will ever become a profitable business.

Strategy

During the next 12 to 24 months our strategic focus will be to achieve several objectives.

The foremost of these objectives are as follows:

•	Initiate and complete Phase I clinical study of Lovaxin C;

•	Continue the pre-clinical development of our product candidates, as well as continue research to expand our technology platform; and

•	Initiate strategic and development collaborations with biotechnology and pharmaceutical companies.

There are many potential obstacles to the implementation of our proposed strategy. Among the potential obstacles we may encounter with respect to the Phase I clinical study of Lovaxin C are: difficulty in recruiting patients for the study; a material, adverse medical result in a patient during the study; and extended time for FDA approval of the IND (or foreign regulatory authority approval) required to proceed with the test.

Among the potential obstacles which we may encounter with respect to continuing preclinical development of our product candidates such as Lovaxin B or T are ambiguous animal data not sufficient to establish a proof of concept; insufficient or adverse preclinical data on future products; and unexpected higher costs or preclinical studies.

Among the potential obstacles which we may encounter in establishing strategic collaborations are: we may be perceived by desirable potential partners as too early stage; we may need to demonstrate more human safety or efficicacy data; or our technology may be perceived as a high risk for patents or to the environment.

Initiate and Complete Phase I Clinical Study of Lovaxin C. We have had several meetings with the FDA and the Recombinant Advisory Committee of the National Institutes of Health (the “NIH”) and have designed a Phase I clinical study, which is primarily a study of the safety of Lovaxin C. We plan to commence this clinical study in the first quarter 2006 and complete this clinical study by the late 2006. We anticipate that the study will be conducted on 20 to 30 patients with advanced cervical cancer.

We have demonstrated that the therapeutic response works in concept. In preparation for the commencement of our Phase I study of Lovaxin C, we have done the following:

•	optimized the Listeria strain to be used;

•	identified and contracted with a manufacturing partner for material manufactured in accordance with “good manufacturing practices” or “GMP” as established by the FDA;

•	identified a principal investigator for the trial;

•	written a protocol; and

•	commenced preparing an investigational new drug application, or IND, with an external consulting group.

Following the completion of the Phase I study and assuming that the results of this study are favorable, we intend to prepare Phase II clinical studies to demonstrate sufficient induction of immunity and therapeutic efficacy, as well as to optimize the dosage and dosing regimen for the final vaccine formulation. Thereafter, and assuming that the results of this study are favorable, we intend to conduct Phase III clinical studies to demonstrate safety, efficacy and the potency of the investigational vaccine. Such studies are expected to occur in the next five to ten years. Throughout this process, we will be meeting with the FDA prior to and at the conclusion of each phase to reach a consensus before initiating any studies, in order to minimize regulatory risks during this clinical development process.

At the conclusion of the Phase III studies, we intend to prepare and file a BLA with the FDA. Prior to submission of the BLA, we intend to seek Fast Track designation from the FDA, which shortens the internal FDA review process for the BLA to six months. As we accrue clinical data demonstrating the safety, efficacy and potency of the product in Phase I and II clinical studies we will also explore other regulatory approval options with the FDA that could expedite the licensure of the final vaccine.

Continue Pre-Clinical Development of Our Products, as well as Continued Research to Expand Our Technology Platform. We intend to continue to devote a substantial portion of our resources to the continued pre-clinical development of our product candidates as well as the continued research to expand our technology platform. Specifically, we intend to focus upon research relating to combining our Listeria System with new and additional tumor antigens which, if successful may lead to additional cancer vaccines and other therapeutic products. These activities will require significant financial resources, as well as areas of expertise beyond those readily available. In order to provide additional resources and capital, we may enter into research, collaborative, or commercial partnerships, joint ventures, or other arrangements with competitive or complementary companies, including major international pharmaceutical companies, or with universities, such as its relationship with Penn and UCLA. See “Business - Partnerships and Agreements - Penn”.

Background

Cancer

Despite tremendous advances in science, cancer remains a major health problem, and for many it continues to be the most feared of diseases. Although age-adjusted mortality rates for all cancer fell during the 1990’s, particularly for the major cancer sites (lung, colorectal, breast, and prostate), mortality rates are still increasing in certain sites such as liver and non-Hodgkin’s lymphoma. The American Cancer Society estimates that more than eight million Americans were treated for cancer in 1999. According to the HCUP, in 2000, treatment of the top five cancers resulted in $10.8 billion in hospital costs.

Cancer is the second largest cause of death in the United States, exceeded only by heart disease. Approximately 1,268,000 new cases of cancer were expected to be diagnosed in 2001, and 553,400 Americans were expected to die from the disease. Since 1990, nearly 15 million new cases have been diagnosed. The NIH estimates the overall cost for cancer in the year 2000 at $180.3 billion: $60 billion for direct medical costs, $15 billion for indirect morbidity costs (loss of productivity due to illness) and, $105.2 billion for indirect mortality costs (cost of lost productivity due to premature death). (Source: cancer facts & figures 2001, American Cancer Society).

Immune System and Normal Antigen Processing

Living creatures, including humans, are continually confronted with potentially infectious agents. The immune system has developed multiple mechanisms that allows the body to recognize these agents as foreign, and to target a variety of immunological responses, including innate, antibody, and cellular immunity, that mobilize the body’s natural defenses against these foreign agents that will eliminate them. In this regard, there are a host of cells involved in the recognition of and response to antigens, substances, typically proteins, that are recognized by the body’s immune system and generate an immune response. Antigens are frequently found on the outside of invading cells like bacteria, but can also be found on the body’s own cells when they are either infected by a virus or transformed into a cancer cell.

The combination of the antibody (also called humoral) system and the cell mediated system results in the immune response. Different disorders need a different mix of responses to eliminate the problem, e.g., a streptococcal infection is typically attacked primarily by the humoral system, and a cancer cell is typically attacked by the cell mediated system.

The first step in recognizing a foreign antigen is antigen processing. When cells involved in the recognition and response encounter an antigen that they do not recognize, they ingest the antigen. The antigen is then cut into small pieces and the pieces are combined with proteins called “MHCs” and pushed out to the cell surface. On the cell surface, the antigen is then able to interact with certain classes of cells created by the immune system that produce the specialized cells needed to help in the production of antibodies and the induction of cytotoxic lymphocytes, primarily with antibodies. This system is called the exogenous pathway, since it is the prototypical response to an exogenous antigen like a bacteria.

There exists another pathway, called the endogenous pathway. In this system, when one of the body’s cells begins to create unusual proteins, the protein is processed and expelled to the surface cell and is the cytoplasm into fragments. These are directed into the endoplasmic reticulum, where they bind major Historocompatibility Complex proteins, and then traffic to the cell surface. This signal then calls immune cells to come to the site of the infection and kill the cell. The endogenous pathway is used by the body to eliminate cells that are creating unusual proteins (e.g., cancer cells or cells infected with a virus).

In clinical cancer, the body does not recognize the cancer cells as foreign. Our technology forces the body to recognize tumor-associated or tumor-specific antigens as foreign, thus creating the immune response needed to attack the cancer. It does this by combining elements of the endogenous and exogenous pathways utilizing a number of biologic characteristics of the Listeria bacteria.

Mechanism of Action

Listeria is a bacteria well known to medical science because it can cause an infection in humans. When Listeria enters the body, it is seen as foreign by the antigen processing cells and ingested into cellular compartments called lysosomes, whose destructive enzymes kill most of the bacteria. A certain percentage of these bacteria, however, are able to break out of the lysosomes and enter into the cytoplasm of the cell, where they are relatively safe from the immune system. The bacteria multiply in the cell, and the Listeria is able to force the cell to move the bacteria to its cell surface so it can push into neighboring cells and spread. In this way, Listeria can cause various clinical conditions, including sepsis, meningitis and placental infections in pregnant women.

Listeria produces a substance known as listeriolysin (“LLO”), a protein that cuts a hole in the membrane of the lysosome and allows the bacteria to escape into the relatively safe cytoplasm. Once in the cytoplasm, however, LLO is also capable of cutting a hole in the cell membrane. This would destroy the cell, and spill the bacteria back out into the space between the cells, where it would be exposed to more immune cell attacks and destruction. To prevent this, LLO has a sequence of approximately 30 amino acids attached to it known as the PEST1  sequence. This PEST sequence is used by normal cells to force the rapid turnover of proteins that need only have a short life in the cytoplasm. Listeria has evolved the ability to utilize this PEST sequence itself as a routing tag that tells the cells to grab the LLO in the cytoplasm and pull it into the endoplasmic reticulum, where it is processed just like a protein antigen in the endogenous pathway. The benefit for the Listeria is that the LLO is neutralized and the bacteria can continue to prosper inside the cell; the benefit provided by our technology is that we now have a path into the antigen processing system that causes an immune response of the tumor-specific antigen.

Research and Development Program

Overview

We use genetically engineered Listeria monocytogenes as a therapeutic agent. We start with an attenuated Listeria, and then add to this bacteria a plasmid that encodes a protein sequence that includes a portion of the LLO molecule (including the PEST sequence) and the tumor antigen of interest. This protein is secreted by the Listeria inside the antigen processing cells, which then results in the immune response as discussed above.
________________
[1]
PEST is a part of the LLO protein that is believed to facilitate rapid degradation of LLO in the cytoplasm. It appears to facilitate movement of the protein into the endoplasmic reticulum of the cell. In Advaxis’ application, the PEST sequence enhances the cell-mediated response to an attached antigen, presumably by preferential movement of the antigen sequence in to the intracellular protein processing system of antigen processing cells such as macrophages and dendritic cells.

We can use different tumor antigens (or other antigens) in this system. By varying the antigen, we create different therapeutic agents. Our lead agent, Lovaxin C, uses a human papillomavirus derived antigen that is present in cervical cancers. Lovaxin B uses her2/neu, an antigen found in many breast cancer and melanoma cells, to induce an immune response that should be useful in treating these conditions. The table below shows a list of potential products and their current status:

Product	Indication	Stage

Lovaxin C	Cervical and head and neck cancers	Pre-clinincal; Phase I study in cervical cancer anticipated to commence in early 2006*
Lovaxin B	Breast cancer and melanoma	Pre-clinical; Phase I study anticipated to commence in late 2006

Lovaxin P	Ovarian melanoma and lung cancer	Pre-clinical; Phase I study anticipated to commence in late 2006
Lovaxin W	Wilms tumor and leukemia	Pre-clinical
Lovaxin T	Cancer through control of telomerase	Pre-clinical
Lovaxin H	Prophylactic vaccine for HIV (AIDS)	Pre-clinical

* Possible delays of up to three months may occur based on the production schedule of Cobra Biomanufacturing PLC of material, vaccine stability testing, and the issuance of required regulatory approvals.

Partnerships and Agreements

Penn

We have entered into a 20-year exclusive worldwide license, with the right to grant sublicenses, with Penn with respect to the innovative work of Yvonne Paterson, Ph.D., Professor of Microbiology in the area of innate immunity, or the immune response attributable to immune cells, including dentritic cells, macrophages and natural killer cells, that respond to pathogens non-specifically. The license provides us with the exclusive rights to the patent portfolio developed at Penn in connection with Dr. Paterson and requires us to raise capital, pay various milestone and licensing payments and commercialize the technology. In exchange for the license, Penn received shares of our common stock currently representing approximately 10.68% of our common stock on a fully-diluted basis. In addition, Penn is entitled to receive a non-refundable license initial fee, license fees, royalty payments and milestone payments based on net sales and percentages of sublicense fees and certain commercial milestones, as follows: Under a licensing agreement, Penn is entitled to receive royalties in the following amounts: 1.5% on net sales in countries with pending or issued patents; and 1.0% on net sales in countries without pending or issued patents. Notwithstanding these royalty rates, we have agreed to pay $525,000 divided over a four-year period as a minimum royalty after the first commercial sale of a product under the license (which payments we are not expecting to begin paying within the next five years). We are also obligated to pay up to $660,000 to Penn (which amount is already reflected as an obligation on our balance sheet upon receiving financing or on certain dates on or before December 15, 2007, whichever is earlier. After the 6th anniversary of the licensing agreement, we shall pay Penn annual license maintenance fees of $125,000 per year. In addition, we are obligated to reimburse Penn for all attorneys fees, expenses, official fees and other charges incurred in the preparation, prosecution and maintenance of the patents licensed from Penn.

Furthermore, upon the achievement of the first sale of a product in certain fields, Penn shall be entitled to certain milestone payments, as follows: $2,500,000 shall be due for first commercial sale of the first product in the cancer field (of which $1,000,000 shall be paid within forty-five (45) days of the date of the first commercial sale, $1,000,000 shall be paid on the first anniversary of the first commercial sale; and $500,000 shall be paid on the second anniversary of the date of the first commercial sale). In addition, $1,000,000 shall be due and payable within forty-five (45) days following the date of the first commercial sale of a product in any of the following fields (a) Infectious Disease, (b) Allergy, (c) Autoimmune Disease, and (d) any other therapeutic indications for which licensed products are developed. Therefore, the maximum total potential amount of milestone payments is $6,500,000.

As a result of the abovementioned payments, we may pay Penn significant amounts. If over the next 10 years we have net sales in the aggregate amount of $100 million from our cancer products, our total payments to Penn shall be $5,535,000. If over the next 10 years our net sales total an aggregate amount of $10 million from our cancer products, our total payments to Penn shall be $4,560,000.

However, Penn is not involved in management of our company or in exploitation of the patent portfolio. Based on the agreements with Penn, we will be responsible for filing new patents and maintaining the existing patents.

Dr. Yvonne Paterson

Dr. Paterson is a Professor in the Department of Microbiology at Penn and the inventor of our licensed technology. She has been an invited speaker at national and international health field conferences and leading academic institutions. She has served on many federal advisory boards, such as the NIH expert panel to review primate centers, the Office of AIDS Research Planning Fiscal Workshop, and the Allergy and Immunology NIH Study Section. She has been Section Editor of the Journal of Immunology since 1994. She has written over 115 publications in immunology (including a recently published book) with emphasis during the last several years on the areas of HIV, AIDS and cancer research. Her instruction and mentorship has trained over 30 post-doctoral and doctoral students in the fields of Biochemistry and Immunology, many of whom are research leaders in academia and industry.

Dr. Paterson is currently the principal investigator on grants from the federal government and charitable foundations totaling approximately $1.8 million dollars per year. Her research interests are broad, but her laboratory has been focused for the past ten years on developing novel approaches for prophylactic vaccines against infectious disease and immunotherapeutic approaches to cancer. The approach of the laboratory is based on a long-standing interest in the properties of proteins that render them immunogenic and how such immunogenicity may be modulated within the body.

Consulting Agreement. We entered into a renewed consulting agreement with Dr. Paterson in January 2005 which expires on January 31, 2006 with automatic renewals for up to six additional periods of six months each pursuant to which we have had access to Dr. Paterson’s consulting services for one full day per week. Dr. Paterson has advised us on an exclusive basis on various issues related to our technology, manufacturing issues, establishing our lab, knowledge transfer, and our long-term research and development program. Pursuant to the agreement, Dr. Paterson has received options to purchase 169,048 shares of our common stock subject to vesting. Dr. Paterson is to receive $3,000 per month throughout the term of the Agreement; provided, that upon the closing of an additional $3 million in equity capital, Dr. Paterson shall receive $5,000 per month; provided, further, that upon the closing of an additional $6 million in equity capital, Dr. Paterson shall receive $7,000 per month; and provided, further, that upon the closing of an additional of $9 million in equity capital, Dr. Pateron shall receive $9,000 per month. In addition, subject to the adoption of a new stock option plan by our stockholders, Dr. Paterson shall receive options to purchase 400,000 shares of common stock at an exercise price of $0.28 per share with 40,000 fully vested when granted and the remaining 360,000 options vesting equally over 48 months; provided that Dr. Paterson remains a consultant over the four year period. Since February 1, 2005, Dr. Paterson is being paid $3,000 per month, and holds options to purchase a total of 169,048 shares of Common Stock. We intend to grant as options to purchase an additional 400,000 shares of common stock upon adoption of a new stock option plan by the Company.

Sponsored Research Agreement. We entered into a sponsored research agreement which terminates on June 30, 2005 with Penn and Dr. Paterson and have paid approximately $199,000 to sponsor her continued research in this area.

We entered into another sponsored research agreement with Penn and Dr. Paterson under which we are obligated to pay $118,755 for sponsored research covering the development of a potential vaccine candidate based on our Listeria technology.

We intend to enter into additional sponsored research agreements with Penn in the future with respect to research and development on our produce candidates.

We believe that Dr. Paterson’s continuing research will serve as a source of ongoing findings and data that both supports and strengthen the existing patents. Her work will expand the claims of the patent portfolio (potentially including adding claims for new tumor specific antigens, the utilization of new vectors to deliver antigens, and applying the technology to new disease conditions) and create the infrastructure for the future filing of new patents.

Scientific Advisory Board. Dr. Paterson is also the chairman of our Scientific Advisory Board and one of our stockholders.

Dr. David Filer

We have entered a consulting agreement with Dr. David Filer, a biotech consultant. The Agreement commenced on January 7, 2005 and has a six month term, which may be extended upon the agreement of both parties. Dr. Filer shall provide to us for three days per month during the term of the agreement assistance on its development efforts, reviewing our scientific technical and business data and materials and introducing us to industry analysts, institutional investors collaborators and strategic partners. In consideration for the consulting services we will pay Dr. Filer $2,000 per month. In addition, subject to the adoption of a new stock option plan by our stockholders, Dr. Filer will receive 40,000 options to purchase shares of common stock, vesting monthly over 12 months provided that the agreement is not terminated.

Freemind Group LLC (“Freemind”)

We have entered into an agreement with Freemind to develop and manage our grant writing strategy and application program. Advaxis will pay Freemind according to a fee structure based on achievement of grants awarded to us at the rate of 6-7% of the grant amount. Advaxis will also pay Freemind fixed consulting fees based on the type of grants submitted, ranging from $5,000-7,000 depending on the type of application submitted. Freemind, has extensive experience in accessing public financing opportunities, the national SBIR and related NIH/NCI programs. Freemind has assisted us to file a $41.96 million grant application with NIH on December 1, 2005, covering the use of Lovaxin C for cervical dysplasia.

UCLA

We have entered into a nonexclusive license and bailment agreement with the Regents of the University of California (“UCLA”) to commercially develop products using the XFL7 strain of Listeria monoctyogenes in humans and animals. The agreement is effective for a period of 15 years and renewable by mutual consent of the parties. Advaxis is to pay UCLA an initial licensee fee and annual maintenance fees for use of the Listeria. We may not sell products using the XFL7 strain Listeria other than agreed upon products or sublicense the rights granted under the license agreement without the prior written consent of UCLA.

Cobra Biomanufacturing PLC

In July 2003, we entered into an agreement with Cobra Biomanufacturing PLC for the purpose of manufacturing our cervical cancer vaccine Lovaxin C. Cobra has extensive experience in manufacturing gene therapy products for investigational studies. Cobra is a full service manufacturing organization that manufactures and supplies DNA-based therapeutics for the pharmaceutical and biotech industry. These services include the GMP manufacturing of DNA, recombinant protein, viruses, mammalian cell products and cell banking. Cobra’s manufacturing plan for us calls for several manufacturing stages, including process development, manufacturing of non-GMP material for toxicology studies and manufacturing of GMP material for the Phase I trial. The agreement is to expire upon the delivery and completion of stability testing of the GMP material for the Phase I trial, now estimated to occur by December 31, 2005. Cobra has agreed to convert $300,000 of its existing fees for manufacturing into future royalties from the sales of Lovaxin C at the rate of 1.5% of net sales, with payments not to exceed $1,950,000.

In November 2005, in order to cover Lovaxin C on a long-term basis and to cover other drug candidates which we are developing, we entered into a Strategic Collaboration and Long-Term Vaccine Supply Agreement for Listeria Cancer Vaccines, under which Cobra will manufacture experimental and commercial supplies of our Listeria cancer vaccines, beginning with Lovaxin C, our therapeutic vaccine for the treatment of cervical and head and neck cancers that will be entering a phase I/II study in cervical cancer patients later this year. The new agreement leaves the existing agreement in place with respect to the studies contemplated therein, and supersedes a prior agreement and provides for mutual exclusivity, priority of supply, collaboration on regulatory issues, research and development of manufacturing processes that have already resulted in new intellectual property owned by Advaxis, and the long-term supply of live Listeria based vaccines on a discounted basis.

LVEP Management, LLC

We entered into a consulting agreement with LVEP Management, LLC (“LVEP”) which is controlled by the estate of Scott Flamm, one of our a former directors and a principal shareholder. LVEP employs Mr. Roni Appel, our President, Chief Executive Officer and Chief Financial Officer, and a director and a principal shareholder of the Company. Pursuant to the consulting agreement, dated as of January 19, 2005, and amended on April 15, 2005, and further amended on October 31, 2005, LVEP is to provide various financial and strategic consulting services to us.

Under the October 31, 2005 amendment the initial term of the consulting agreement was extended until December 31, 2007 and thereafter the term of the agreement shall be automatically extended for one year periods unless we notify LVEP at least 60 days prior to the end of term of our intent not to extend. In addition, the Consulting Agreement may be terminated by us for any reason upon 60 days prior notice or by Consultant upon 45 days prior notice, Upon such notice all compensation and bonuses payable under the Consulting Agreement shall continue until the later to occur of the end of the term or twelve (12) months from such termination. In consideration for providing the consulting services, under the Consulting Agreement as amended LVEP shall receive compensation of $250,000 per year payable at the rate of $20,833.33 per month for the term of the agreement plus reimbursement of approved expenses in connection with providing the consulting services. LVEP intends to pay all such compensation to Mr. Appel. The Consultant will receive a bonus payment at the end of 2005 not to exceed $75,000. In subsequent years the bonus shall equal 40% of the base consulting compensation. At the election of the Company or of Consultant up to 100% of the bonus may be paid in common stock of the Company .Additionally, LVEP shall receive additional options to purchase common stock of the Company bringing options held LVEP (including the existing 3%) to 5% of the outstanding shares and options of the Company as of December 31, 2005. The incremental options shall vest monthly over four years commencing in April, 2005. LVEP has assigned such options to Mr. Appel.

The Investor Relations Group, Inc (“IRG”)

We entered into an agreement with IRG whereby IRG will serve as an investor relations and public relations consultant. The term of this agreement is on a month to month basis. In consideration for performing its services, SGI is to be paid $10,000 per month, and 200,000 common shares over a period of 18 months commencing October 1, 2005, provided the agreement has not terminated.

PATENTS AND LICENSES

Dr. Paterson and Penn have invested significant resources and time in developing a broad base of intellectual property around the cancer vaccine platform technology to which we have a 20-year exclusive worldwide license and a right to grant sublicenses to pursuant to our license agreement with Penn. Penn currently has eight issued and 12 pending patents in the United States and other countries including Japan, Canada, Israel, Australia, and the European Union, through the Patent Cooperation Treaty (PCT) system pursuant to which we have an exclusive license to exploit the patents. We believe that these patents will allow us to take a strong lead in the field of Listeria-based therapy.

The Penn patent portfolio is currently comprised of the following:

United States

Patents

U.S. Patent No. 6,051,237, issued April 18, 2000. Patent Application No. 08/336,372, filed November 8, 1994 for “Specific Immunotherapy of Cancer Using a Live Recombinant Bacterial Vaccine Vector.” Filed November 8, 1994. Expires April 18, 2017.

U.S. Patent No. 6,565,852, issued May 20, 2003, Paterson, et al., CIP Patent Application No. 09/535,212, filed March 27, 2000 for “Specific Immunotherapy of Cancer Using a Live Recombinant Bacterial Vaccine Vector.” Filed March 27, 2000. Expires May 20, 2020.

U.S. Patent No. 6,099,848, issued August 8, 2000. Frankel et al., Patent Application No. 08/972,902 “Immunogenic Compositions Comprising DAL/DAT Double-Mutant, Auxotrophic, Attentuated Strains of Listeria and Their Methods of Use.” Filed November 18, 1997. Expires November 18, 2017.

U.S. Patent No. 6,504,020, issued January 7, 2003 of Divisional Application No. 09/520,207 “Isolated Nucleic Acids Comprising Listeria DAL And DAT Genes”. Filed March 7, 2000., Frankel et al. Expires March 7, 2020.

U.S. Patent No. 6,635,749, issued October 21, 2003; Divisional U.S. Patent Application No. 10/136,253 for “Isolated Nucleic Acids Comprising Listeria DAL and DAT Genes.” Filed May 1, 2002, Frankel, et al. Filed May 1, 2022. Expires November 18, 2017.

U.S. Patent No. 5,830,702, issued November 3, 1998. Patent Application No. 08/366,477, filed December 30, 1994 for “Live, Recombinant Listeria SSP Vaccines and Productions of Cytotoxic T Cell Response” Portnoy, et al. Filed December 30, 1997. Expires November 3, 2015.

US Patent No. 6,767,542 issued July 27, 2004, Paterson, et al. Patent Application No. 09/735,450 for “Compositions and Methods for Enhancing Immunogenicity of Antigens.” Filed December 13, 2000. Expires March 29, 2020.

Patent Applications

U.S. Patent Application No. 10/441,851, “Methods And Compositions For Immunotherapy of Cancer,” Filed May 20, 2003, Paterson et al.

U.S. Patent Application No. 10/239,703 for “Compositions and Methods for Enhancing Immunogenicity of Antigens.” Filed September 24, 2002, Paterson, et al.

Patent Application No. 09/537,642 for “Fusion of Non-Hemolytic, Truncated Form of Listeriolysis o to Antigens to Enhance Immunogenicity.” Filed March 29, 2000. Paterson, et al.

U.S. Patent Application No. 10/660,194, “Immunogenic Compositions Comprising DAL/DAT Double Mutant, Auxotrophic Attenuated Strains Of Listeria And Their Methods Of Use,” Filed September 11, 2003, Frankel et al.

International
Patents

Australian Patent No. 730296, Patent Application No. 14108/99 for “Bacterial Vaccines Comprising Auxotrophic, Attenuated Strains of Listeria Expressing Heterologous Antigens.” Filed May 18, 2000. Frankel, et al. Expires November 13, 2018.

Patent Applications

Canadian Patent Application No. 2,204,666, for “Specific Immunotherapy of Cancer Using a Live Recombinant Bacterial Vaccine Vector”. Filed November 3, 1995, Paterson et al.

Canadian Patent Application No. 2,309,790 for “Bacterial Vaccines Comprising Auxotrophic, Attenuated Strains of Listeria Expressing Heterologous Antigens.” Filed May 18, 2000, Frankel, et al.

Canadian Patent Application No. 2,404,164 for “Compositions and Methods for Enhancing Immunogenicity of Antigens.” Filed March 26, 2001. Paterson, et al.

European Patent Application No. 95939926.2, for “Specific Immunotherapy of Cancer Using a Live Recombinant Bacterial Vaccine Vector”. Filed November 3, 1995, Paterson, et al.

European Patent Application No. 01928324.1 for “Compositions and Methods for Enhancing Immunogenicity of Antigens.” Filed March 26, 2001. Paterson, et al.

European Patent Application No. 98957980.0 for “Bacterial Vaccines Comprising Auxotrophic, Attenuated Strains of Listeria Expressing Heterologous Antigens.” Filed May 18, 2000, Frankel, et al.

Israel Patent Application No. 151942 for “Compositions and Methods for Enhancing Immunogenicity of Antigens.” Filed March 26, 2001, Paterson, et al.

Japanese Patent Application No. 515534/96, filed November 3, 1995 for “Specific Immunotherapy of Cancer Using a Live Recombinant Bacterial Vaccine Vector”, Paterson, et al.

Japanese Patent Application No. 2001-570290 for “Compositions and Methods for Enhancing Immunogenicity of Antigens.” Filed March 26, 2001, Paterson, et al.

In 2001, an issue arose regarding the inventorship of U.S. Patent 6,565,852 and U.S. Patent Application No. 09/537,642. These patent rights are included in the patent rights licensed by Advaxis from Penn. It is contemplated by GSK, Penn and us that the issue will be resolved through:  (1) a correction of inventorship to add certain GSK inventors, (2) where necessary and appropriate, an assignment of GSK’s possible rights under these patent rights to Penn, and (3) a sublicense from us to GSK of certain subject matter, which is not central to our business plan. To date, this arrangement has not been finalized and we cannot assure that this issue will ultimately be resolved in the manner described above.

Pursuant to our license with Penn, we have a three year option to license from Penn any new future invention conceived by either Dr. Yvonne Paterson or by Dr. Fred Frankel in the vaccine area. We intend to expand our intellectual property base by exercising this option and gaining access to such future inventions. Further, our consulting agreement with Dr. Paterson provides, among other things, that, to the extent that Dr. Paterson’s consulting work results in new inventions, such inventions will be assigned to Penn, and we will have access to those inventions under license agreements to be negotiated.

Our approach to the our intellectual property portfolio is to aggressively create significant offensive and defensive patent protection for every product and technology platform that we develop. We work closely with our patent counsel to maintain a coherent and aggressive strategic approach to building our patent portfolio with an emphasis in the field of cancer vaccines.

We have become aware of a public company, Cerus Corporation, which has issued a press release claiming to have a proprietary Listeria-based approach to a cancer vaccine. We believe that through our exclusive license with Penn of U.S. Patent Nos. 5,830,702, 6,051,237 and 6,565,852, we have the earliest known and dominant patent position for the use of recombinant Listeria monocytogenes expressing proteins or tumor antigens as a vaccine for the treatment of infectious diseases and tumors. Based on searches of publicly available databases, we do not believe that Cerus or The University of California Berkeley (which is where Cerus’ consulting scientist works) or any other third party owns any published Listeria patents or has any issued patent claims that might materially negatively affect our freedom to operate our business in the field of Listeria monocytogenes.

We have received written notice from the European Patent Office that Cerus has filed an opposition against European Patent Application Number 0790835 (EP 835 Patent) which was granted by the European Patent Office and which is assigned to The Trustees of the University of Pennsylvania and exclusively licensed to us. We are defending against Cerus’ allegations in the Opposition that the EP 835 Patent, which claims a vaccine for inducing a tumor specific antigen with a recombinant live Listeria, is deficient because of (i) insufficient disclosure in the specifications of the granted claims, (ii) the inclusion of additional subject matter in the granted claims, and (iii) a lack of inventive steps of the granted claims of the EP 835 Patent. We believe that Cerus’allegations in the opposition have no basis and it plans to vigorously defend the claims.

The opposition is in the early stages and, as yet, we are unable to evaluate the merits, if any, to the opposition proceeding. If the European Patent Office rules that the allegations are correct in whole or in part, and such ruling is upheld on appeal, our patent position in Europe may be eroded to the degree that the claims of the patent are narrowed or not allowed. The likely result of this decision will be increased competition for us in the European market for recombinant live Listeria based vaccines. Regardless of the outcome of the opposition proceeding, we believe that our freedom to operate in Europe, or any other territory, for its recombinant live Listeria based vaccine products will not be diminished.

For more information about Cerus Corporation and its claims with respect to listeria-based technology, you should visit their web site at www.cerus.com or to view its publicly filed documents, www.sec.gov.

Trademarks

We have two trademark applications pending in the United States relating to the trademark of “Advaxis” and ten trademark applications pending relating to the trademark of “Lovaxin” in the United States and internationally. We work closely with our trademark counsel to build a brand name for ourself and potential products. Aventis, Inc. has filed trademark opposition proceedings in the United States Patent and Trademark Office against our trademark applications Serial Nos. 78/252527 and 78/252586 related to the trademark of “Advaxis”.  The opposition proceedings are in the early stages and it is impossible to assess the merits at this point.  We will vigorously defend our trademark applications. As a result of the opposition, we may lose or need to abandon the trademark “Advaxis”).

Governmental Regulation

The Drug Development Process

The FDA requires that pharmaceutical and certain other therapeutic products undergo significant clinical experimentation and clinical testing prior to their marketing or introduction to the general public. Clinical testing, known as clinical trials or clinical studies, is either conducted internally by pharmaceutical or biotechnology companies or is conducted on behalf of these companies by contract research organizations.

The process of conducting clinical studies is highly regulated by the FDA, as well as by other governmental and professional bodies. Below, we describe the principal framework in which clinical studies are conducted, as well as describe a number of the parties involved in these studies.

Protocols. Before commencing human clinical studies, the sponsor of a new drug must submit an investigational new drug application, or IND, to the FDA. The application contains what is known in the industry as a protocol. A protocol is the blueprint for each drug study. The protocol sets forth, among other things, the following:

•	who must be recruited as qualified participants;

•	how often to administer the drug;

•	what tests to perform on the participants; and

•	what dosage of the drug to give to the participants.

Institutional Review Board. An institutional review board is an independent committee of professionals and lay persons which reviews clinical research studies involving human beings and is required to adhere to guidelines issued by the FDA. The institutional review board does not report to the FDA, but its records are audited by the FDA. Its members are not appointed by the FDA. All clinical studies must be approved by an institutional review board. The institutional review board’s role is to protect the rights of the participants in the clinical studies. It approves the protocols to be used, the advertisements which the company or contract research organization conducting the study proposes to use to recruit participants, and the form of consent which the participants will be required to sign prior to their participation in the clinical studies.

Clinical Trials. Human clinical studies or testing of a potential product are generally done in three stages known as Phase I through Phase III testing. The names of the phases are derived from the regulations of the FDA. Generally, there are multiple studies conducted in each phase.

Phase I. Phase I studies involve testing a drug or product on a limited number of healthy participants, typically 24 to 100 people at a time. Phase I studies determine a drug’s basic safety and how the drug is absorbed by, and eliminated from, the body. This phase lasts an average of six months to a year.

Phase II. Phase II trials involve testing up to 200 participants at a time who may suffer from the targeted disease or condition. Phase II testing typically lasts an average of one to two years. In Phase II, the drug is tested to determine its safety and effectiveness for treating a specific illness or condition. Phase II testing also involves determining acceptable dosage levels of the drug. If Phase II studies show that a new drug has an acceptable range of safety risks and probable effectiveness, a company will continue to review the substance in Phase III studies.

Phase III. Phase III studies involve testing large numbers of participants, typically several hundred to several thousand persons. The purpose is to verify effectiveness and long-term safety on a large scale. These studies generally last two to three years. Phase III studies are conducted at multiple locations or sites. Like the other phases, Phase III requires the site to keep detailed records of data collected and procedures performed.

New Drug Approval. The results of the clinical trials are submitted to the FDA as part of a new drug application (“NDA”). Following the completion of Phase III studies, assuming the sponsor of a potential product in the United States believes it has sufficient information to support the safety and effectiveness of its product, it submits an NDA to the FDA requesting that the product be approved for marketing. The application is a comprehensive, multi-volume filing that includes the results of all clinical studies, information about the drug’s composition, and the sponsor’s plans for producing, packaging and labeling the product. The FDA’s review of an application can take a few months to many years, with the average review lasting 18 months. Once approved, drugs and other products may be marketed in the United States, subject to any conditions imposed by the FDA.

Phase IV. The FDA may require that the sponsor conduct additional clinical trials following new drug approval. The purpose of these trials, known as Phase IV studies, is to monitor long-term risks and benefits, study different dosage levels or evaluate safety and effectiveness. In recent years, the FDA has increased its reliance on these trials. Phase IV studies usually involve thousands of participants. Phase IV studies also may be initiated by the company sponsoring the new drug to gain broader market value for an approved drug. For example, large-scale trials may also be used to prove effectiveness and safety of new forms of drug delivery for approved drugs. Examples may be using an inhalation spray versus taking tablets or a sustained-release form of medication versus capsules taken multiple times per day.

The drug approval process is time-consuming, involves substantial expenditures of resources, and depends upon a number of factors, including the severity of the illness in question, the availability of alternative treatments, and the risks and benefits demonstrated in the clinical trials.

On November 21, 1997, former President Clinton signed into law the Food and Drug Administration Modernization Act. That act codified the FDA’s policy of granting "Fast Track" approval for cancer therapies and other therapies intended to treat serious or life threatening diseases and that demonstrate the potential to address unmet medical needs. The Fast Track program emphasizes close, early communications between FDA and the sponsor to improve the efficiency of preclinical and clinical development, and to reach agreement on the design of the major clinical efficacy studies that will be needed to support approval. Under the Fast Track program, a sponsor also has the option to submit and receive review of parts of the NDA or BLA on a rolling schedule approved by FDA, which expedites the review process.

The FDA’s Guidelines for Industry Fast Track Development Programs require that a clinical development program must continue to meet the criteria for Fast Track designation for an application to be reviewed under the Fast Track Program. Previously, the FDA approved cancer therapies primarily based on patient survival rates or data on improved quality of life. While the FDA could consider evidence of partial tumor shrinkage, which is often part of the data relied on for approval, such information alone was usually insufficient to warrant approval of a cancer therapy, except in limited situations. Under the FDA’s new policy, which became effective on February 19, 1998, Fast Track designation ordinarily allows a product to be considered for accelerated approval through the use of surrogate endpoints to demonstrate effectiveness. As a result of these provisions, the FDA has broadened authority to consider evidence of partial tumor shrinkage or other surrogate endpoints of clinical benefit for approval. This new policy is intended to facilitate the study of cancer therapies and shorten the total time for marketing approvals. Under accelerated approval, the manufacturer must continue with the clinical testing of the product after marketing approval to validate that the surrogate endpoint did predict meaningful clinical benefit. To the extent applicable we intend to take advantage of the Fast Track programs to obtain accelerated approval on our future products; however, it is too early to tell what effect, if any, these provisions may have on the approval of our product candidates.

The Orphan Drug Act provides incentives to develop and market drugs (“Orphan Drugs”) for rare disease conditions in the United States. A drug that receives Orphan Drug designation and is the first product to receive FDA marketing approval for its product claim is entitled to a seven-year exclusive marketing period in the United States for that product claim. A drug which is considered by the FDA to be different than such FDA-approved Orphan Drug is not barred from sale in the United States during such exclusive marketing period even if it receives approval for the same claim. We can provide no assurance that the Orphan Drug Act’s provisions will be the same at the time of the approval, if any, of our products.

Other Regulations

Various Federal and state laws, regulations, and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals, and the purchase, storage, movements, import, export, use, and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, are used in connection with our research or applicable to our activities. They include, among others, the United States Atomic Energy Act, the Clean Air Act, the Clean Water Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, and Resources Conservation and Recovery Act, national restrictions on technology transfer, import, export, and customs regulations, and other present and possible future local, state, or federal regulation. The extent of governmental regulation which might result from future legislation or administrative action cannot be accurately predicted.

Manufacturing

The FDA requires that any drug or formulation to be tested in humans be manufactured in accordance with its GMP regulations. This has been extended to include any drug which will be tested for safety in animals in support of human testing. The GMPs set certain minimum requirements for procedures, record-keeping, and the physical characteristics of the laboratories used in the production of these drugs.

We have entered into a  Long Term Vaccine Supply Agreement with Cobra Biomanufacturing PLC for the purpose of manufacturing our vaccines. Cobra has extensive experience in manufacturing gene therapy products for investigational studies. Cobra is a full service manufacturing organization that manufactures and supplies DNA-based therapeutics for the pharmaceutical and biotech industry. These services include the GMP manufacturing of DNA, recombinant protein, viruses, mammalian cells products and cell banking. Cobra’s manufacturing plan for us calls for several manufacturing stages, including process development, manufacturing of non-GMP material for toxicology studies and manufacturing of GMP material for the Phase I trial.

Competition

The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and a high degree of competition. As a result, our actual or proposed products could become obsolete before we recoup any portion of our related research and development and commercialization expenses. The biotechnology and biopharmaceutical industries are highly competitive, and this competition comes from both from biotechnology firms and from major pharmaceutical and chemical companies, including Antigenics, Inc., Avi BioPharma, Inc., Bachria, Biomira, Inc., Corixa Corporation, Dendreon Corporation, Epimmune, Inc., Genzyme Corp., Progenics Pharmaceuticals, Inc., Vical Incorporated, CancerVax Corporation, Genitope Corporation and Xcyte Therapies, Inc., each of which is pursuing cancer vaccines. Many of these companies have substantially greater financial, marketing, and human resources than we do (including, in some cases, substantially greater experience in clinical testing, manufacturing, and marketing of pharmaceutical products). We also experience competition in the development of our products from universities and other research institutions and compete with others in acquiring technology from such universities and institutions. In addition, certain of our products may be subject to competition from products developed using other technologies, some of which have completed numerous clinical trials.

We expect that our products under development and in clinical trials will address major markets within the cancer sector. Our competition will be determined in part by the potential indications for which drugs are developed and ultimately approved by regulatory authorities. Additionally, the timing of market introduction of some of our potential products or of competitors’ products may be an important competitive factor. Accordingly, the relative speed with which we can develop products, complete pre-clinical testing, clinical trials and approval processes and supply commercial quantities to market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price and patent position. See “Business - Research and Development Programs” and “Business - Competition”.

Cerus Corporation, a public company, has issued a press release claiming to have a proprietary Listeria-based approach to a cancer vaccine. We believe that through our exclusive license with Penn of U.S. Patent Nos. 5,830,702, 6,051,237 and 6,565,852, we have the earliest known patent position for the use of recombinant Listeria monocytogenes expressing proteins or tumor antigens as a vaccine for the treatment of infectious diseases and tumors. Based on searches of publicly available databases, we do not believe that Cerus or The University of California Berkeley (which is where Cerus’ consulting scientist works) or any other third party owns any published Listeria patents or has any issued patent claims that might materially negatively affect our freedom to operate our business in the field of Listeria monocytogenes. We had received written notice form the European Patent Office that Cerus has filed an opposition against European Patent Application Number 0790835 (EP 835 Patent) which was granted by the European Patent Office and which is assigned to The Trustees of the University of Pennsylvania and exclusively licensed to us. We are defending against Cerus’ allegations in the Opposition that the EP 835 Patent, which claims a vaccine for inducing a tumor specific antigen with a recombinant live Listeria, is deficient because of (i) insufficient disclosure in the specifications of the granted claims, (ii) the inclusion of additional subject matter in the granted claims, and (iii) a lack of inventive steps of the granted claims of the EP 835 Patent. We believe that Cerus’ allegations in the opposition have no basis and it plans to vigorously defend the claims. For more information about Cerus Corporation and its claims with respect to listeria-based technology, you should visit their web site at www.cerus.com or to view its publicly filed documents, www.sec.gov.

Scientific Advisory Board

We maintain a scientific advisory board consisting of internationally recognized scientists who advise us on scientific and technical aspects of our business. The scientific advisory board meets periodically to review specific projects and to assess the value of new technologies and developments to us. In addition, individual members of the scientific advisory board meet with us periodically to provide advice in particular areas of expertise. The scientific advisory board consists of the following members, information with respect to whom is set forth below: Yvonne Paterson, Ph.D.; Carl June, M.D.; Pramod Srivastava, Ph.D.; and Bennett Lorber, M.D.

Dr. Yvonne Paterson. For a description of our relationship with Dr. Paterson, please see “Business - Partnerships and Agreements”.

Carl June, M.D. Dr. June is currently Director of Translational Research at the Abramson Cancer Center at Penn, and is an Investigator of the Abramson Family Cancer Research Institute. He is a graduate of the Naval Academy in Annapolis, and Baylor College of Medicine in Houston. He had graduate training in immunology and malaria with Dr. Paul-Henri Lambert at the World Health Organization, Geneva, Switzerland from 1978 to 1979, and post-doctoral training in transplantation biology with Dr. E. Donnell Thomas at the Fred Hutchinson Cancer Research Center in Seattle from 1983 to 1986. He is board certified in Internal Medicine and Medical Oncology. Dr. June founded the Immune Cell Biology Program and was head of the Department of Immunology at the Naval Medical Research Institute from 1990 to 1995. Dr. June rose to Professor in the Departments of Medicine and Cell and Molecular Biology at the Uniformed Services University for the Health Sciences in Bethesda, Maryland before assuming his current positions as of February 1, 1999. Dr. June maintains a research laboratory that studies various mechanisms of lymphocyte activation that relate to immune tolerance and adoptive immunotherapy.

Pramod Srivastava, Ph.D. Dr. Srivastava is Professor of Immunology at the University of Connecticut School of Medicine, where he is also Director of the Center for Immunotherapy of Cancer and Infectious Diseases. He holds the Physicians Health Services Chair in Cancer Immunology at the University. Professor Srivastava is the Scientific Founder of Antigenics, Inc. He serves on the Scientific Advisory Council of the Cancer Research Institute, New York, and was a member of the Experimental Immunology Study Section of the National Institutes of Health of the U.S. Government (1994 to 1999). He serves presently on the Board of Directors of two privately held companies: Ikonisys (New Haven, Connecticut) and CambriaTech (Lugano, Switzerland). In 1997, he was inducted into the Roll of Honor of the International Union Against Cancer and was listed in Who’s Who in Science and Engineering. He is among the 20 founding members of the Academy of Cancer Immunology, New York. Dr. Srivastava obtained his bachelor’s degree in biology and chemistry and a master’s degree in botany (paleontology) from the University of Allahabad, India. He then studied yeast genetics at Osaka University, Japan. He completed his Ph.D. in biochemistry at the Center for Cellular and Molecular Biology, Hyderabad, India, where he began his work on tumor immunity, including identification of the first proteins that can mediate tumor rejection. He trained at Yale University and Sloan-Kettering Institute for Cancer Research. Dr. Srivastava has held faculty positions at the Mount Sinai School of Medicine and Fordham University in New York City.

Bennett Lorber, M.D. Dr. Lorver attended Swarthmore College where he studied zoology and art history. He graduated from the University of Pennsylvania School of Medicine and did his residency in internal medicine and fellowship in infectious diseases at Temple University, following which he joined the Temple faculty. At Temple he rose through the ranks to become Professor of Medicine and, in 1988, was named the first recipient of the Thomas Durant Chair in Medicine. He is also a Professor of Microbiology and Immunology and serves as the Chief of the Section of Infectious Diseases. He is a Fellow of the American College of Physicians, a Fellow of the Infectious Diseases Society of America, and a Fellow of the College of Physicians of Philadelphia where he serves as College Secretary and as a member of the Board of Trustees. Dr. Lorber’s major interest in infectious diseases is in human listeriosis, an area in which he is regarded as an international authority. He has also been interested in the impact of societal changes on infectious disease patterns as well the relationship between infectious agents and chronic illness, and he has authored papers exploring these associations. He has been repeatedly honored for his teaching; among his honors are 10 golden apples, the Temple University Great Teacher Award, the Clinical Practice Award from the Pennsylvania College of Internal Medicine, and the Bristol Award from the Infectious Diseases Society of America. On two occasions the graduating medical school class dedicated their yearbook to Dr. Lorber. In 1996 he was the recipient of an honorary Doctor of Science degree from Swarthmore College. Dr. Lorber is also a professional painter and an accomplished guitarist.

David B. Weiner, Ph.D.   Dr. David Weiner received his B.S in Biology from the State University of New York and performed undergraduate research in the Department of Microbiology, Chaired by Dr. Arnie Levine, at Stony Brook University. He completed his MS. and Ph.D. in Developmental Biology/Immunology from the Children’s Hospital Research Foundation at the University of Cincinnati in 1986. He completed his Post Doctoral Fellowship in the Department of Pathology at the University of Pennsylvania in 1989, under the direction of Dr. Mark Greene. At that time he joined the Faculty at the Wistar Institute in Philadelphia. He was recruited back to the University of Pennsylvania in 1994. He is currently an Associate Professor with Tenure in the Department of Pathology, and he is the Associate Chair of the Gene Therapy and Vaccines Graduate Program at the University of Pennsylvania. Of relevance during his career he has worked extensively in the areas of molecular immunology, the development of vaccines and vaccine technology for infectious diseases and in the area of molecular oncology and immune therapy. His laboratory is considered one of the founders of the field of DNA vaccines as his group not only was the first to report on the use of this technology for vaccines against HIV, but was also the first group to advance DNA vaccine technology to clinical evaluation. In addition he has worked on the identification of novel approaches to inhibit HIV infection by targeting the accessory gene functions of the virus. Dr. Weiner has authored over 260 articles in peer reviewed journals and is the author of 28+ awarded US patents as well as their international counterparts. He has served and still serves on many national and international review boards and panels including NIH Study section, WHO advisory panels, the NIBSC, Department of Veterans Affairs Scientific Review Panel, as well as the FDA Advisory panel - CEBR, and AACTG among others. He also serves or has served in an advisory capacity to several Biotechnology and Pharmaceutical Companies. Dr. Weiner has, through training of young people in his laboratory, advanced over 35 undergraduate scientists to Medical School or Doctoral Programs and has trained 28 Post Doctoral Fellows and 7 Doctoral Candidates as well as served on 14 Doctoral Student Committees

EMPLOYEES:

As of January 1, 2006, we have three employees, all of whom are on a full-time basis.

Mr. Roni Appel currently serves as our Chief Executive Officer and Chief Financial Officer.

Additional senior employees have been identified and are anticipated to join Advaxis in the near future.

We anticipate increasing the number of employees in the research and development department significantly during the next two years, as well as increasing the number of employees in the general and administrative and business development department.

Compensation of Officers and Directors

The aggregate compensation paid to our directors and executive officers, including stock based compensation, for the year ended December 31, 2003, December 31, 2004 and December 31, 2005 was approximately $183,692, $238,795 and $444,250, respectively. This amount includes $0 set aside or accrued to provide pension, severance, retirement, or similar benefits or expenses, but does not include business travel, relocation, professional and business association dues and expenses reimbursed to office holders and other benefits commonly reimbursed or paid by similarly situated companies. None of our directors has so far received any compensation for his or her services as a director other than stock options and reimbursement of expenses.

Compensation Committee Interlocks And Insider Participation

There were no interlocking relationships between us and other entities that might affect the determination of the compensation of its directors and executive officers.

RISK FACTORS

Risks Specific to Us

We are a development stage company.

We are a development stage company with a history of losses and can provide no assurance as to future operating results. As a result of losses which will continue throughout our development stage, we may exhaust our financial resources and be unable to complete the development of our production. Our deficit will continue to grow during our drug development period.

We have sustained losses from operations in each fiscal year since our inception and losses are expected to continue, due to the substantial investment in research and development, for the next several years. At October 31, 2005, we had an accumulated deficit of $3,464,430 and stockholders’ equity of $2,962,039. We expect to spend substantial additional sums on the continued research and development of proprietary products and technologies with no certainty that losses will not increase or that we will ever become profitable as a result of these expenditures.

We will require substantial additional financing in order to meet our business objectives.

Although we believe that the net proceeds received from the sale of Units will be sufficient to finance our currently planned operations for the near-term (approximately 12 months), such amounts will not be sufficient to meet our longer-term cash requirements or cash requirements for the commercialization of certain products currently in development. We will be required to issue equity or debt securities or enter into other financial arrangements, including relationships with corporate and other partners, in order to raise substantial additional capital during the five to ten year period of product development and the United States Food and Drug Administration (“FDA”) testing through Phase III testing. Depending upon market conditions, we may not be successful in raising sufficient additional capital for our long-term requirements. If we fail to raise sufficient additional financing we will not be able to develop our product candidates, we will be required to reduce staff, reduce or eliminate research and development, slow the development of our product candidates and outsource or eliminate several business functions. Even if we are successful in raising such additional financing, we may not be able to successfully complete planned clinical trials, development, and marketing of all, or of any, of our product candidates. In such event, our business, prospects, financial condition and results of operations could be materially adversely affected. We may be required to reduce our staff, discontinue certain research or development programs of our future products, and cease to operate. We may not be able to conduct clinical trial in Lovaxin C. See “Management’s Discussion and Analysis of Financial Condition and Plan of Operations”.

Our limited operating history does not afford investors a sufficient history on which to base an investment decision.

We commenced our Listeria System vaccine development business in February 2002 and have existed as a development stage company since such time. Prior thereto we conducted no business. Accordingly, we have a limited operating history. Investors must consider the risks and difficulties we have encountered in the rapidly evolving vaccine and therapeutic biopharmaceutical industry. Such risks include the following:

•	competition from companies that have substantially greater assets and financial resources than we have;

•	need for acceptance of products;

•	ability to anticipate and adapt to a competitive market and rapid technological developments;

•	amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

•	need to rely on multiple levels of outside funding due to the length of the product development cycles and governmental approved protocols associated with the pharmaceutical industry; and

•	dependence upon key personnel including key independent consultants and advisors.

We cannot be certain that our strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition and results of operations could be materially and adversely affected. We may be required to reduce our staff, discontinue certain research or development programs of our future products, and cease to operate. We may not be able to conduct clinical trials in Lovaxin C.

We can provide no assurance of the successful and timely development of new products.

Our products are at various stages of research and development. Further development and extensive testing will be required to determine their technical feasibility and commercial viability. Our success will depend on our ability to achieve scientific and technological advances and to translate such advances into reliable, commercially competitive products on a timely basis. Vaccine products that we may develop are not likely to be commercially available until the second part of this decade. The proposed development schedules for our products may be affected by a variety of factors, including technological difficulties, proprietary technology of others, and changes in governmental regulation, many of which will not be within our control. Any delay in the development, introduction or marketing of our products could result either in such products being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives. In light of the long-term nature of our projects, the unproven technology involved and the other factors described elsewhere in “Risk Factors”, there can be no assurance that we will be able to complete successfully the development or marketing of any new products. See “Business - Research and Development Program”.

Our research and development expenses are subject to uncertainty.

Factors affecting our research and development (or R&D) expenses include, but are not limited to:

•
The number of and the outcome of clinical studies we are planning to conduct. For example, our R&D expenses may increase based on the number of late-stage clinical studies which we may be required to conduct;

•
The number of products entering into development from late-stage research. For example, there is no guarantee that internal research efforts will succeed in generating sufficient data for us to make a positive development decision or that an external candidate will be available on terms acceptable to us. Some promising candidates may not yield sufficiently positive pre-clinical results to meet our stringent development criteria;

•
In-licensing activities, including the timing and amount of related development funding or milestone payments. For example, we may enter into agreements requiring us to pay a significant up-front fee for the purchase of in-process research and development which we may record as an R&D expense;

•
As part of our strategy, we invest in R&D. R&D as a percent of future potential revenues can fluctuate with the changes in future levels of revenue. Lower revenues can lead to more limited spending on R&D efforts; and

•	Future levels of revenue.

We are subject to numerous risks inherent in conducting clinical trials.

We must outsource our clinical trials and are in the process of negotiating with third parties to conduct such trials. We are not certain that we will successfully conclude agreements for the conduct of our clinical trials. Delay in concluding such agreements would delay the commencement of the Phase 1 Trial of Lovaxin C.

Agreements with clinical investigators and medical institutions for clinical testing and with other third parties for data management services place substantial responsibilities on these parties, which could result in delays in, or termination of, our clinical trials if these parties fail to perform as expected. For example, if any of our clinical trial sites fail to comply with FDA-approved good clinical practices, we may be unable to use the data gathered at those sites. If these clinical investigators, medical institutions or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for or successfully commercialize Lovaxin C.

We or regulators may suspend or terminate our clinical trials for a number of reasons. We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to the patients enrolled in our clinical trials. In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to the patients enrolled in our clinical trials.

Our clinical trial operations are subject to regulatory inspections at any time. If regulatory inspectors conclude that we or our clinical trial sites are not in compliance with applicable regulatory requirements for conducting clinical trials, we may receive reports of observations or warning letters detailing deficiencies, and we will be required to implement corrective actions. If regulatory agencies deem our responses to be inadequate, or are dissatisfied with the corrective actions we or our clinical trial sites have implemented, our clinical trials may be temporarily or permanently discontinued, we may be fined, we or our investigators may be precluded from conducting any ongoing or any future clinical trials, the government may refuse to approve our marketing applications or allow us to manufacture or market our products, and we may be criminally prosecuted.

The successful development of biopharmaceuticals is highly uncertain.

Successful development of biopharmaceuticals is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Products that appear promising in the early phases of development may fail to reach the market for several reasons including:

•	Pre-clinical study results that may show the product to be less effective than desired (e.g., the study failed to meet its primary objectives) or to have harmful or problematic side effects;

•
Failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies, length of time to achieve study endpoints, additional time requirements for data analysis, or BLA preparation, discussions with the FDA, an FDA request for additional pre-clinical or clinical data, or unexpected safety or manufacturing issues.

•	Manufacturing costs, pricing or reimbursement issues, or other factors that make the product uneconomical; and

•	The proprietary rights of others and their competing products and technologies that may prevent the product from being commercialized.

Success in pre-clinical and early clinical studies does not ensure that large-scale clinical studies will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. The length of time necessary to complete clinical studies and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly from one product to the next, and may be difficult to predict.

We must comply with significant government regulations.

The research and development, manufacture and marketing of human therapeutic and diagnostic products are subject to regulation, primarily by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state, local and foreign entities regulate, among other things, research and development activities (including testing in animals and in humans) and the testing, manufacturing, handling, labeling, storage, record keeping, approval, advertising and promotion of the products that we are developing. Noncompliance with applicable requirements can result in various adverse consequences, including, delay in approving or refusal to approve product licenses or other applications, suspension or termination of clinical investigations, revocation of approvals previously granted, fines, criminal prosecution, recall or seizure of products, injunctions against shipping products and total or partial suspension of production and/or refusal to allow a company to enter into governmental supply contracts.

The process of obtaining requisite FDA approval has historically been costly and time consuming. Current FDA requirements for a new human drug or biological product to be marketed in the United States include: (1) the successful conclusion of pre-clinical laboratory and animal tests, if appropriate, to gain preliminary information on the product’s safety; (2) filing with the FDA of an Investigational New Drug Application (“INDA”), to conduct human clinical trials for drugs or biologics; (3) the successful completion of adequate and well-controlled human clinical investigations to establish the safety and efficacy of the product for its recommended use; and (4) filing by a Company and acceptance and approval by the FDA of a New Drug Application ("NDA") for a drug product or a Biological License Application ("BLA") for a biological product to allow commercial distribution of the drug or biologic. A delay in one or more of the procedural steps outlined above could be harmful to us in terms of getting our product candidates through clinical testing and to market.

We can provide no assurance that the Advaxis products will obtain regulatory approval or that the results of clinical studies will be favorable.

The testing, marketing and manufacturing of any product will require the approval of the FDA. We cannot predict with any certainty the amount of time necessary to obtain such FDA approval and whether any such approval will ultimately be granted. Preclinical and clinical trials may reveal that one or more products is ineffective or unsafe, in which event further development of such products could be seriously delayed or terminated. Moreover, obtaining approval for certain products may require the testing on human subjects of substances whose effects on humans are not fully understood or documented. Delays in obtaining FDA or any other necessary regulatory approvals of any proposed product and failure to receive such approvals would have an adverse effect on the product’s potential commercial success and on our business, prospects, financial condition and results of operations. In addition, it is possible that a product may be found to be ineffective or unsafe due to conditions or facts which arise after development has been completed and regulatory approvals have been obtained. In this event, we may be required to withdraw such product from the market. To the extent that our success will depend on any regulatory approvals from governmental authorities outside of the United States which perform roles similar to that of the FDA, uncertainties similar to those stated above will also exist. See “Business - Governmental Regulation”.

We rely upon patents to protect our technology. We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technologies, including the Listeria System, and the proprietary technology of others with which we have entered into licensing agreements. We have licensed eight patents and 12 patent applications from Penn. Further, we rely on a combination of trade secrets and nondisclosure, and other contractual agreements and technical measures to protect our rights in the technology. We depend upon confidentiality agreements with our officers, employees, consultants, and subcontractors to maintain the proprietary nature of the technology. These measures may not afford us sufficient or complete protection, and others may independently develop technology similar to ours, otherwise avoid the confidentiality agreements, or produce patents that would materially and adversely affect our business, prospects, financial condition, and results of operations. Such competitive events, technologies and patents may limit our ability to raise funds, prevent other companies from collaborating with us, and in certain cased prevent us from further developing our technology due to third party patent blocking right. Such competitive events, technologies and patents may limit our ability to raise funds, prevent other companies from collaborating with us, and in certain cases prevent us from further developing our technology due to third party patent blocking right.

We believe that our technology and the technology licensed from Penn do not infringe the rights of others; however, we cannot assure you that the technology licensed from Penn will not, in the future be found to infringe upon the rights of others. We have become aware of a public company, Cerus Corporation, which has issued a press release claiming to have a proprietary Listeria-based approach to a cancer vaccine. We believe that through our exclusive license with Penn of U.S. Patent Nos. 5,830,702, 6,051,237 and 6,565,852, we have the earliest known and dominant patent position for the use of recombinant Listeria monocytogenes expressing proteins or tumor antigens as a vaccine for the treatment of infectious diseases and tumors. Based on searches of publicly available databases, we do not believe that Cerus or The University of California Berkeley (which is where Cerus’ consulting scientist works) or any other third party owns any published Listeria patents or has any issued patent claims that might materially negatively affect our freedom to operate our business (as currently contemplated to be operated) in the field of Listeria monocytogenes. We had received written notice from the European Patent Office that Cerus has filed and opposition against European Patent Application Number 0790835 (EP 835 Patent) which was granted by the European Patent Office and which is assigned to The Trustees of the University of Pennsylvania and exclusively licensed to us. We are defending against Cerus’s allegation in the Opposition that the EP 835 Patent, which claims a vaccine of inducing a tumor specific antigen with a recombinant live Liseria, is deficient because of (i) insufficient disclosure in the specifications of the granted claims, (ii) the inclusion of additional subject matter in the granted claims, and (iii) a lack of inventive steps of the granted claims of the EP 835 Patent. We believe that Cerus’ allegations in the opposition have no basis and it plans to vigorously defend the claims. For more information about Cerus Corporation and its claims with respect to listeria-based technology, you should visit their web site at www.cerus.com or to view its publicly filed documents, www.sec.gov. Others may assert infringement claims against us, and should we be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, our ability to continue to use our technology or the licensed technology could be materially restricted or prohibited. If this event occurs, we may be required to obtain licenses from the holders of our intellectual property, enter into royalty agreements or redesign our products so as not to utilize this intellectual property, each of which may prove to be uneconomical or otherwise impossible. Licenses or royalty agreements required in order for us to use this technology may not be available on acceptable terms, or at all. These claims could result in litigation, which could materially adversely affect our business, prospects, financial condition and results of operations. Such competitive events, technologies and patents may limit our ability to raise funds, prevent other companies from collaborating with us, and in certain cases prevent us from further developing our technology due to third party patent blocking right. See “Business—Patents and Licenses”. See “Business—Patents and Licenses”.

We are dependent upon our license agreement with Penn, as well as proprietary technology of others.

The manufacture and sale of any products developed by us will involve the use of processes, products or information, the rights to certain of which are owned by others. Although we have obtained licenses with regard to the use of Penn’s patents as described herein and certain of such processes, products and information of others, we can provide no assurance that such licenses will not be terminated or expire during critical periods, that we will be able to obtain licenses for other rights which may be important to us, or, if obtained, that such licenses will be obtained on commercially reasonable terms. If we are unable to maintain and/or obtain licenses, we may have to develop alternatives to avoid infringing or the patents of others, potentially causing increased costs and delays in product development and introduction or preclude the development, manufacture, or sale of planned products. Some of our licenses provide for limited periods of exclusivity that require minimum license fees and payments and/or may be extended only with the consent of the licensor. We can provide no assurance that we will be able to meet these minimum license fees in the future or that these third parties will grant extensions on any or all such licenses. This same restriction may be contained in licenses obtained in the future. Additionally, we can provide no assurance that the patents underlying any licenses will be valid and enforceable. Furthermore, we call to your attention that in 2001 an issue arose regarding the inventorship of U.S. Patent 6,565,852 and U.S. Patent Application No. 09/537,642 of Penn. These patent rights are included in the patent rights licensed by us from Penn. It is contemplated by GlaxoSmithKline Biologicals PLC (“GSK”) Penn and us that the issue will be resolved through: (1) a correction of inventorship to add certain GSK inventors, (2) where necessary and appropriate, an assignment of GSK’s possible rights under these patent rights to Penn, and (3) a sublicense from us to GSK. To date, this arrangement has not been finalized and we cannot assure that this issue will ultimately be resolved in the manner described above. See “Business - Patents and Licenses”. To the extent any products developed by us are based on licensed technology, royalty payments on the licenses will reduce our gross profit from such product sales and may render the sales of such products uneconomical. See “Business - Corporate Partnerships and Agreements”.

We have no manufacturing, sales, marketing or distribution capability and we must rely upon third parties for such.

We do not intend to create facilities to manufacture our products and therefore are dependent upon third parties to do so. We currently have an agreement with Cobra Manufacturing for production of our vaccines for research and development and testing purposes. Our reliance on third parties for the manufacture of our products creates a dependency that could severely disrupt our research and development, our clinical testing, and ultimately our sales and marketing efforts if the source of such supply prove to be unreliable or unavailable. If the contracted manufacturing source is unreliable or unavailable, we may not be able to replace the development of our product candidates, including the clinical testing program, could not go forward and our entire business plan could fail.

If we are unable to establish or manage strategic collaborations in the future, our revenue and product development may be limited.

Our strategy includes eventual substantial reliance upon strategic collaborations for marketing and commercialization of Lovaxin C, and we may rely even more on strategic collaborations for research, development, marketing and commercialization of our other product candidates. To date, we have not entered into any strategic collaborations with third parties capable of providing these services although we have been heavily reliant upon third party outsourcing for our research and development activities. In addition, we have not yet marketed or sold any of our product candidates or entered into successful collaborations for these services in order to ultimately commercialize our product candidates. Establishing strategic collaborations is difficult and time-consuming. Our discussion with potential collaborators may not lead to the establishment of collaborations on favorable terms, if at all. For example, potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position. If we successfully establish new collaborations, these relationships may never result in the successful development or commercialization of our product candidates or the generation of sales revenue. To the extent that we enter into co-promotion or other collaborative arrangements, our product revenues are likely to be lower than if we directly marketed and sold any products that we may develop.

Management of our relationships with our collaborators will require:

•	significant time and effort from our management team;

•	coordination of our research and development programs with the research and development priorities of our collaborators; and

•	effective allocation of our resources to multiple projects.

If we continue to enter into research and development collaborations at the early phases of product development, our success will in part depend on the performance of our corporate collaborators. We will not directly control the amount or timing of resources devoted by our corporate collaborators to activities related to our product candidates. Our corporate collaborators may not commit sufficient resources to our research and development programs or the commercialization, marketing or distribution of our product candidates. If any corporate collaborator fails to commit sufficient resources, our preclinical or clinical development programs related to this collaboration could be delayed or terminated. Also, our collaborators may pursue existing or other development-stage products or alternative technologies in preference to those being developed in collaboration with us. Finally, if we fail to make required milestone or royalty payments to our collaborators or to observe other obligations in our agreements with them, our collaborators may have the right to terminate those agreements.

We may incur substantial liabilities from any product liability claims if our insurance coverage for those claims is inadequate.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials, and will face an even greater risk if the product candidates are sold commercially. An individual may bring a liability claim against us if one of the product candidates causes, or merely appears to have caused, an injury. If we cannot successfully defend ourselves against the product liability claim, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates,

•	injury to our reputation,

•	withdrawal of clinical trial participants,

•	costs of related litigation,

•	substantial monetary awards to patients or other claimants,

•	loss of revenues,

•	the inability to commercialize product candidates, and

•	increased difficulty in raising required additional funds in the private and public capital markets.

We currently do not have product liability insurance. We intend to obtain insurance coverage and to expand such coverage to include the sale of commercial products if marketing approval is obtained for any of our product candidates. However, insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.

We may incur significant costs complying with environmental laws and regulations.

We will use hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety or the environment. As appropriate, we will store these materials and wastes resulting from their use at our or our outsourced laboratory facility pending their ultimate use or disposal. We will contract with a third party to properly dispose of these materials and wastes. We will be subject to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials and wastes. We may also incur significant costs complying with environmental laws and regulations adopted in the future.

If we use biological and hazardous materials in a manner that causes injury, we may be liable for damages.

Our research and development and manufacturing activities will involve the use of biological and hazardous materials. Although we believe our safety procedures for handling and disposing of these materials will comply with federal, state and local laws and regulations, we cannot entirely eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of these materials. We do not carry specific biological or hazardous waste insurance coverage, workers compensation or property and casualty and general liability insurance policies which include coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended or terminated.

We need to attract and retain highly skilled personnel; we may be unable to effectively manage growth with our limited resources.

At the date of this report, we have three employees. We intend to expand our operations and staff materially. Our new employees will include a number of key managerial, technical, financial, research and development and operations personnel who will not have been fully integrated into our operations. We expect the expansion of our business to place a significant strain on our limited managerial, operational and financial resources. We will be required to expand our operational and financial systems significantly and to expand, train and manage our work force in order to manage the expansion of our operations. Our failure to fully integrate our new employees into our operations could have a material adverse effect on our business, prospects, financial condition and results of operations. Our ability to attract and retain highly skilled personnel is critical to our operations and expansion. We face competition for these types of personnel from other technology companies and more established organizations, many of which have significantly larger operations and greater financial, technical, human and other resources than we have. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. If we are not successful in attracting and retaining these personnel, our business, prospects, financial condition and results of operations will be materially adversely affected. In such circumstances we may be unable to conduct certain research and development programs, unable to adequately manage our clinical trials of Lovaxin C and other products, and unable to adequately address the management needs of the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operations”, “Business - Strategy”, and “Business--Employees.”

We depend upon our senior management and key consultants and their loss or unavailability could put us at a competitive disadvantage.

We depend upon the efforts and abilities of our senior executive, as well as the services of several key consultants, including Yvonne Paterson, Ph.D. The loss or unavailability of the services of any of these individuals for any significant period of time could have a material adverse effect on our business, prospects, financial condition and results of operations. We have not obtained, do not own, nor are we the beneficiary of, key-person life insurance. See “Management—Employment Agreements”.

Risks Related to the Biotechnology / Biopharmaceutical Industry

The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and a high degree of competition. We may be unable to compete with more substantial enterprises.

The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and a high degree of competition. Competition in the biopharmaceutical industry is based significantly on scientific and technological factors. These factors include the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. We compete with specialized biopharmaceutical firms in the United States, Europe and elsewhere, as well as a growing number of large pharmaceutical companies that are applying biotechnology to their operations. Many biopharmaceutical companies have focused their development efforts in the human therapeutics area, including cancer. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions and governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants. Our ability to compete successfully with other companies in the pharmaceutical field will also depend to a considerable degree on the continuing availability of capital to us.

We are aware of certain products under development or manufactured by competitors that are used for the prevention, diagnosis, or treatment of certain diseases we have targeted for product development. Various companies are developing biopharmaceutical products that potentially directly compete with our product candidates even though their approach to such treatment is different. Several companies, such as Cerus Corporation, in particular, Dandreon Corporation and CancerVax Corporation, are developing cancer vaccines which would be directly competitive with our product candidates. In addition, numerous other companies, many of which have greater financial resources than we do, are actively engaged in the research and development of cancer vaccines, and are in Stage II and Stage III Testing of such products. Such companies include: Antigenics, Inc.; Avi BioPharma, Inc.; Biomira, Inc.; Corixa Corporation; Dendreon Corporation; Epimmune, Inc.; Genzyme Corp.; Progenics Pharmaceuticals, Inc.; Vical Incorporated; CancerVax Corporation; Genitope Corporation; and Xcyte Therapies, Inc.

We expect that our products under development and in clinical trials will address major markets within the cancer sector. Our competition will be determined in part by the potential indications for which drugs are developed and ultimately approved by regulatory authorities. Additionally, the timing of market introduction of some of our potential products or of competitors’ products may be an important competitive factor. Accordingly, the relative speed with which we can develop products, complete pre-clinical testing, clinical trials and approval processes and supply commercial quantities to market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price and patent position. See “Business - Research and Development Programs” and “Business - Competition”.

Risks Related to the Securities Markets and Investments in our Common Stock

The price of our common stock may be volatile.

The trading price of our common stock may fluctuate substantially. The price of the common stock that will prevail in the market after the sale of the shares of common stock by the selling stockholders may be higher or lower than the price you have paid, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in our common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our stock;

•	departures of key personnel;

•	changes in the regulatory status of our product candidates, including results of our clinical trials;

•	events affecting Penn or any future collaborators;

•	announcements of new products or technologies, commercial relationships or other events by us or our competitors;

•	regulatory developments in the United States and other countries;

•	failure of our common stock to be listed quoted on the Nasdaq Small Cap Market, American Stock Exchange, OTC Bulletin Board or other national market system;

•	changes in accounting principles; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

If additional authorized shares of our common stock available for issuance or shares eligible for future sale were introduced into the market, it could hurt our stock price.

We are authorized to issue 500,000,000 shares of common stock. As of December 31, 2005, there were an aggregate of 37,768,932 shares of our common stock issued and outstanding on a fully diluted basis. In addition, 4,643,136 shares of our common stock may be issued upon the exercise of currently outstanding stock options and 20,509,220 shares of common stock may be issued upon the exercise of current outstanding warrants. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of the common stock in the public market by these holders or perceptions that such sales may take place may lower the common stock’s market price.

Our common stock is considered to be “penny stock”.

Our common stock may be deemed to be “penny stock” as that term is defined in Rule 3a51-1, promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Penny stocks are stocks:

•	with a price of less than $5.00 per share;

•	that are not traded on a “recognized” national exchange;

•	whose prices are not quoted on the NASDAQ automated quotation system; or

•
of issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenue of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 promulgated thereunder require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a “penny stock” for the investor’s account. We urge potential investors to obtain and read this disclosure carefully before purchasing any shares that are deemed to be “penny stock.”

Rule 15g-9 promulgated under the Exchange Act requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any “penny stock” to that investor. This procedure requires the broker-dealer to:

•	obtain from the investor information about his or her financial situation, investment experience and investment objectives;

•
reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has enough knowledge and experience to be able to evaluate the risks of “penny stock” transactions;

•	provide the investor with a written statement setting forth the basis on which the broker-dealer made his or her determination; and

•	receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.

Compliance with these requirements may make it harder for investors in our common stock to resell their shares to third parties. Accordingly, our common stock should only be purchased by investors, who understand that such investment is a long-term and illiquid investment, and are capable of and prepared to bear the risk of holding the common stock for an indefinite period of time.

We may incur increased costs as a result of recently enacted and proposed changes in laws and regulations relating to corporate governance matters.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted or proposed by the SEC and by the Nasdaq Stock Market, will result in increased costs to us as we evaluate the implications of these laws and regulations and respond to their requirements. These laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to these laws and regulations and cannot predict or estimate the amount or timing of additional costs we may incur to respond to their requirements.

A limited public trading market may cause volatility in the price of our common stock.

We have applied to have our common stock quoted on the OTC Bulletin Board. The quotation of our common stock on the OTC Bulleting Board does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experience extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to this volatility. Sales of substantial amounts of common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short time and our shareholders could suffer losses or be unable to liquidate their holdings.

There is no assurance of an established public trading market.

A regular trading market for our common stock may not be established or sustained in the future. The NASD has enacted recent changes that limit quotation on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the SEC. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

•	The issuance of new equity securities pursuant to a future offering;

•	Changes in interest rates;

•	Competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Variations in quarterly operating results

•	Change in financial estimates by securities analysts;

•	The depth and liquidity of the market for our common stock;

•	Investor perceptions of our company and the technologies industries generally; and

•	General economic and other national conditions.

We have applied to have our common stock quoted on the OTC Bulletin Board. In addition we are subject to a covenant to use our best efforts to apply to be listed on the American Stock Exchange or quoted on the Nasdaq National Stock Market. We cannot assure you that we will be successful in obtaining approval for such applications.

We may not be able to achieve secondary trading of our stock in certain states because our common stock is not nationally traded.

Because our common stock is not approved for trading on the Nasdaq National Market or listed for trading on a national securities exchange, our common stock is subject to the securities laws of the various states and jurisdictions of the United States in addition to federal securities law. This regulation covers any primary offering we might attempt and all secondary trading by our stockholders. While we intend to take appropriate steps to register our common stock or qualify for exemptions for our common stock, in all of the states and jurisdictions of the United States, if we fail to do so the investors in those jurisdictions where we have not taken such steps may not be allowed to purchase our stock or those who presently hold our stock may not be able to resell their shares without substantial effort and expense. These restrictions and potential costs could be significant burdens on our stockholders.

Our executive officers, directors and principal stockholders control our business and may make decisions that are not in our best interests.

Our officers, directors and principal stockholders, and their affiliates, in the aggregate, beneficially own approximately 63.79% of the outstanding shares of our common stock on a fully diluted basis. As a result, such persons, acting together, have the ability to substantially influence all maters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets, and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other stockholders.

Sales of additional equity securities may adversely affect the market price of our common stock and your rights in us may be reduced.

Our stockholders who purchased shares in the private placement hereunder have the right to sell such securities pursuant to a pending registration statement. We expect to continue to incur product development and selling, general and administrative costs, and in order to satisfy our funding requirements, we will need to sell additional equity securities, which may be subject to similar registration rights. The sale or the proposed sale of substantial amounts of our common stock in the public markets may adversely affect the market price of our common stock and our stock price may decline substantially. Our stockholders may experience substantial dilution and a reduction in the price that they are able to obtain upon sale of their shares. Also, any new equity securities issued may have greater rights, preferences or privileges than our existing common stock.

Additional authorized shares of common stock available for issuance may adversely affect the market.

We are authorized to issue 500,000,000 shares of our common stock. As of December 31, 2005, we had 37,768,932 shares of our common stock issued and outstanding, excluding shares issuable upon exercise of our outstanding warrants and options. As of December 31, 2005, we had outstanding 4,643,136 options to purchase shares of our common stock at a weighted exercise price of $0.23 per share and outstanding warrants to purchase 20,509,220 shares of our common stock, with exercise prices ranging from $0.1952 to $0.40 per share. Pursuant to our 2004 Stock Option Plan, 2,381,525 shares of common stock are reserved for issuance under the plan. Pursuant to our 2005 Stock Option Plan, which is subject to shareholder approval, 5,600,000 shares of common stock are reserved for issuance under the plan. To the extent the shares of common stock are issued or options and warrants are exercised, holders of our common stock will experience dilution. In addition, in the event of any future financing of equity securities or securities convertible into or exchangeable for, common stock, holders of our common stock may experience dilution.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 (“Rule 144”) promulgated under the Securities Act of 1933, as amended (the “Securities Act of 1933”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company who has satisfied a two-year holding period. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.

An aggregate of 56,730,045 shares of common stock are registered with the SEC in a registration statement. These shares would otherwise be eligible for future sale under Rule 144 after passage of the minimum one year holding period for holders who are not officers, directors or affiliates of the Company. The registration and subsequent sales of such shares of common stock will likely have an adverse effect on the market price of our common stock when it commences to trade.

We are able to issue shares of preferred stock with rights superior to those of holders of our common stock. Such issuances can dilute the tangible net book value of shares of our common stock.

Our Articles of Incorporation provide for the authorization of 5,000,000 shares of “blank check” preferred stock. Pursuant to our Articles of Incorporation, our Board of Directors is authorized to issue such “blank check” preferred stock with rights that are superior to the rights of stockholders of our common stock, at a purchase price then approved by our Board of Directors, which purchase price may be substantially lower than the market price of shares of our common stock, without stockholder approval.

We do not intend to pay dividends.

We have never declared or paid any dividends on our securities. We currently intend to retain our earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future.

Item 2:      DESCRIPTION OF PROPERTY

Our corporate offices are currently located at the corporate center at 212 Carnegie Center, Suite 206, Princeton, New Jersey 08540. We have entered into a lease effective April 1, 2005, which will continue on a monthly basis at a biotech industrial park located at 675 Rt. 1, Suite 117, North Brunswick, NJ 08902 for research and development offices and executive offices. We believe that our facility will be sufficient for our purposes for the foreseeable future. Our monthly payment on this facility will be approximately $3,000 per month. In the event that our facility should, for any reason, become unavailable, we believe that alternative facilities are available at competitive rates.

Item 3:     Legal Proceedings

There are no material legal proceedings threatened against us. In the ordinary course of our business we may become subject to litigation regarding our products or our compliance with applicable laws, rules, and regulations. Aventis, Inc. has filed trademark opposition proceedings in the United States Patent and Trademark Office against our trademark applications Serial Nos. 78/252527 and 78/252586 related to the trademark of “Advaxis”.

We had received written notice from the European Patent Office that Cerus has filed an opposition against European Patent Application Number 0790835 (EP 835 Patent) which was granted by the European Patent Office and which is assigned to The Trustees of the University of Pennsylvania and exclusively licensed to us. We are defending against Cerus’ allegations in the Opposition that the EP 835 Patent, which claims a vaccine for inducing a tumor specific antigen with recombinant live Listeria, is deficient because of (i) insufficient disclosure in the specifications of the granted claims, (ii) the inclusion of additional subject matter in the granted claims, and (iii) a lack of inventive steps of the granted claims of the EP 835 Patent. We believe that Cerus’ allegations in opposition have no basis and it plans to vigorously defend the claims.

The opposition is in the early stages and, as yet, we are unable to evaluate the merits, if any, to the opposition proceeding. If the European Patent Office rules that the allegations are correct in whole or in part, and such ruling is upheld on appeal, our patent position in Europe may be eroded to the degree that the claims of the patent are narrowed or not allowed. The likely result of this decision will be increased competition for us in the European market for recombinant live Listeria based vaccines. Regardless of the outcome of the opposition proceeding, we believe that our freedom to operate in Europe, or any other territory, for its recombinant live Listeria based vaccine products will not b diminished.

Item 4:      Submission Of Matters To A Vote Of Security Holders

No matter was submitted to a vote of stockholders during the fourth quarter of our fiscal year ended October 31, 2005.

Part II

Item 5:     Market For Registrant’s Common Equity And Related Stockholder Matters.

Since July 28, 2005, our Common Stock has quoted on the Over the Counter Bulletin Board (OTC BB symbol ADXS). The following table shows, for the periods indicated, the high and low sales prices per share of our Common Stock as reported by the American Stock Exchange.

Common Stock

Quarter ended	High	Low

Fiscal Year ended October 31, 2005	$ 1.25	$ 0.12

December 31, 2005	$ 0.25	$ 0.15

On January 20, 2006, the last reported sale price of our Common Stock, as quoted on the OTC BB, was $ 0.186 per share.

Item 6:     Management’s Discussion And Analysis Of Financial Condition And Results Of Operations And Plan Of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operations and other portions of this Annual Report contain forward-looking information that involve risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking information. Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, product demand, market acceptance and other factors discussed in this prospectus under the heading “Risk Factors”. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operations should be read in conjunction with our financial statements and the related notes included elsewhere in this Annual Report.

Overview

We are a biotechnology company utilizing multiple mechanisms of immunity with the intent to develop cancer vaccines that are more effective and safer than existing vaccines. We believe that by using our licensed Listeria System to engineer a live attenuated Listeria monocytogenes bacteria to secrete a protein sequence containing a tumor-specific antigen, we will force the body’s immune system to process and recognize the antigen as if it were foreign, creating the immune response needed to attack the cancer. The licensed Listeria System, developed at Penn over the past 10 years, provides a scientific basis for believing that this therapeutic approach induces a significant immune response to the tumor. Accordingly, we believe that the Listeria System is a broadly enabling platform technology that can be applied in many cancers, infectious diseases and auto-immune disorders.

Our therapeutic approach is based upon, and we have obtained an exclusive license with respect to, the innovative work of Yvonne Paterson, Ph.D., Professor of Microbiology at Penn involving the creation of genetically engineered Listeria that stimulate the innate immune system and induce an antigen-specific immune response involving humoral and cellular components.

We have focused our initial development efforts on six lead compounds and anticipate commencing a Phase I clinical study of Lovaxin C, a potential cervical and neck cancer vaccine, in early 2006. See “Business - Research and Development Program”.

We were originally incorporated in the state of Colorado on June 5, 1987 under the name Great Expectations, Inc. We were administratively dissolved January 1, 1997 and reinstated June 18, 1998 under the name Great Expectations and Associates, Inc. In 1999, we became a reporting company under the Securities Exchange Act of 1934, as amended. We were a publicly-traded “shell” company in November 2004 without any business. On November 12, 2004, we acquired Advaxis through the Share Exchange, as a result of which Advaxis become our wholly-owned subsidiary and our sole operating company. For financial reporting purposes, we have treated the Share Exchange as a recapitalization. As a result of the foregoing as well as the fact that the Share Exchange is treated as a recapitalization of Advaxis rather than as a business combination, the historical financial statements of Advaxis became our historical financial statements after the Share Exchange.

On November 12, 2004, December 8, 2004 and January 4, 2005, we closed a private offering of an aggregate of 11,334,495 shares of our common stock and warrants to purchase an aggregate of 11,334,495 shares of our common stock resulting in aggregate net proceeds of approximately $3,253,000. Such offering was solely to “accredited investors”, as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, through the Placement Agent. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operations - Liquidity and Capital Resources”.

On November 12, 2004 we converted $595,000 of aggregate principal promissory notes plus accrued interest outstanding into an aggregate of 2,136,441 shares of our common stock and warrants to purchase 2,223,549 shares of our common stock.

On January 12, 2005, we closed a private offering of 3,832,753 shares of our common stock and warrants to purchase 3,832,753 shares of our common stock resulting in aggregate net proceeds of approximately $1,100,000. Such offering was to a single “accredited investor”, as defined in Rule 501(a) of Regulation D under the Securities Act of 1933. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operations - Liquidity and Capital Resources”.

To date we have been in the development stage. During the year ended December 31, 2003, the ten months ended October 31, 2004 and the twelve months ended October 31, 2005, we had no customers and focused our efforts on research and development related to our product candidates, capital raising and formation, and activities relating to the Share Exchange. During these periods, our net loss was $909,745, $538,076 and $1,805,789, respectively. As of December 31, 2003, October 31, 2004 and October 31, 2005, we had a working capital (deficit) of ($997,184), ($1,396,062) and $1,365,741, respectively and an accumulated deficit of $1,076,861, $1,658,641 and $3,464,430, respectively.

Plan of Operations

We intend to use the proceeds of the Private Placement closed on November 12, 2004, December 8, 2004 and January 4, 2005 and the proceeds of the offering closed on January 12, 2005 to conduct a Phase I clinical trial in cervical cancer using Lovaxin C, one of our lead product candidates in development using our Listeria System. We intend to expand our research and development team and further the development of the product candidates. We also intend to deploy a portion of the funds in expanding our manufacturing capabilities and in strategic activities. Our corporate staff will be responsible for the general and administrative activities.

During the next 12 to 24 months, we anticipate that our strategic focus will be to achieve several objectives. Our foremost objectives are as follows and are further described under “Business - Strategy”:

•	Initiate and complete phase I clinical study of Lovaxin C;
•	Continue pre-clinical development of our products;
•	Continue research to expand our technology platform.

Accounting Policies; Impact of Growth

Below is a brief description of basic accounting principles which we have adopted in determining our recognition of expenses, as well as a brief description of the effects that our management believes that our anticipated growth will have on our revenues and expenses in the future 12 months.

Revenues. We do not anticipate that we will record any material revenues during at least the twelve months ending October 31, 2006. When we recognize revenues, we anticipate that the revenue sources will be principally comprised of grants and licensing fees.

Expenses. We recorded operating expenses for the year ended December 31, 2003, the ten months ended October 31, 2004 and the year ended October 31, 2005 of $897,076 $650,310 and $2,395,328, respectively.

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policy involves significant estimate and judgment. We amortize trademark and patent costs over their estimated useful lives. We may be required to adjust these lives based on advances in science and competitor actions. We review the recorded amounts of trademarks and patents at each period end to determine if their carrying amount is still recoverable based on expectations regarding potential licensing of the intangibles or sales of related products. Such an assessment, in the future, may result in a conclusion that the assets are impaired, with a corresponding charge against earnings.

Due to the limited nature of our operations, we do not identify any other accounting policies involving estimates or assumptions that are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and where the impact of the estimates and assumptions on financial condition or operating performance is material.

In accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, revenue from license fees and grants is recognized when the following criteria are met; persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. In licensing arrangements, delivery does not occur for revenue recognition purposes until the license term begins. Nonrefundable upfront fees received in exchange for products delivered or services performed that do not represent the culmination of a separate earnings process will be deferred and recognized over the term of the agreement using the straightline method or another method if it better represents the timing and pattern of performance.

For revenue contracts that contain multiple elements, we will determine whether the contract includes multiple units of accounting in accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. Under that guidance, revenue arrangements with multiple deliverables are divided into separate units of accounting if the delivered item has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered item.

Research and Development. During the year ended December 31, 2003, the ten months ended October 31, 2004, and the year ended October 31, 2005, we recorded research and development expenses of $491,508, $125,942 and $1,175,536, respectively. Such expenses were principally comprised of manufacturing scale up and process development, license fees, sponsored research and consulting. We recognize research and development expenses as incurred.

During the year ending December 31, 2006 and beyond, we anticipate that our research and development expenses will increase as a result of our expanded development and commercialization efforts related to clinical trials, product development, and development of strategic and other relationships that will be required ultimately for the licensing, manufacture and distribution of our product candidates. We regard four of our product candidates as major research and development projects. The timing, costs and risks of those projects are as follows:

Lovaxin C - Phase I trial Summary Information

•	Cost incurred to date: approximately $1,000,000
•	Estimated future costs: $700,000
•	Anticipated completion date: late 2006
•	Risks and uncertainties:
–	the FDA (or relevant foreign regulatory authority) may not approve the study
–	any adverse event in a patient in the trial
–	difficulty in recruiting patients
–	delays in the program
–	strong side effects in patients in the trial

•	Commencement of material cash flows:
–	Unknown at this stage and dependent upon a licensing deal or pursuant to a marketing collaboration subject to regulatory approval to market and sell the product.

Lovaxin B - Phase I trial Summary Information

•	Cost incurred to date: $300,000
•	Estimated future costs: $1,800,000
•	Anticipate completion dates: second quarter of 2007
•	Risks and uncertainties:
–	Obtaining favorable animal data
–	Proving low toxicity in animals and obtaining favorable animal data
–	Manufacturing scale up to GMP level
–	FDA (or foreign regulatory authority) may not approve the study
–	The occurrence of an adverse event in a patient
–	Delays in the program

•	Commencement of material cash flows:
–	Unknown at this stage, upon a licensing deal or pursuant to a marketing collaberation subject to regulatory approval to market and sell the product.

Lovaxin T - Phase I trial Summary Information

•	Cost incurred to date: $100,000
•	Estimated future costs: $1,500,000
•	Anticipate completion dates: third quarter of 2007
•	Risks and uncertainties:
–	Obtaining favorable animal data
–	Proving low toxicity in animals and obtaining favorable animal data
–	Manufacturing scale up to GMP levels
–	FDA (or foreign regulatory authority) may not approve the study initiation
–	Adverse event in a patient in the program
–	Delays in the program
•	Commencement of material cash flows:
–	Unknown at this stage and dependent upon a licensing deal or pursuant to a marketing collaberation subject to regulatory approval to market and sell the product.

Lovaxin NY - Phase I trial Summary Information

•	Cost incurred to date: $200,000
•	Estimated future costs: Unknown at this stage.
•	Anticipated completion dates: Unknown at this stage.
•	Risks and uncertainties:
–	Obtaining favorable animal data
–	Proving low toxicity in animals and obtaining favorable animal data
–	Manufacturing scale up to GMP levels
–	FDA (or foreign regulatory authority) may not approve the study
–	The occurrence of an adverse event in a patient in the program
–	Delays in the program

•	Commencement of material cash flows:
–	Unknown at this stage and dependent upon a licensing deal or pursuant to a marketing collaberation subject to regulatory approval to market and sell the product.

General and Administrative Expenses. During the year ended December 31, 2003 the ten months ended October 31, 2004, and the year ended October 31, 2005, we recorded general and administrative expenses of $405,568 $524,368 and $1,219,792, respectively. General and administrative costs primarily include the salaries for executive, finance, facilities, insurances, accounting and legal assistance, as well as other corporate and administrative functions that serve to support Advaxis’ current and our future operations and provide an infrastructure to support this anticipated future growth. During the year ending December 31, 2006 and beyond, we anticipate that our general and administrative costs will increase due to the increased compliance requirements, including, without limitation, legal, accounting, and insurance expenses, arising out of complying with periodic reporting and other regulations applicable to public companies.

Interest Expense. During the year ended December 31, 2003 and the ten months ended October 31, 2004, we recorded interest expense of $17,190 and $4,229, respectively and for the year ended October 31, 2005, we recorded interest income of $36,671. Interest expense, relates primarily to our convertible promissory notes which have been converted into Units at the initial closing of our Private Placement on November 12, 2004. Each Unit consisting of 87,108 shares of common stock and warrants to purchase 87,108 shares of common stock. Interest Income relates primarily to our bank cash deposits.

Recently Issued Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123 (revised 2004), share-based payment. This statement requires that compensation cost relating to share based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. At present, we are unable to determine what effect, if any, the adoption of FASB Statement No. 123 (revised 2004) will have on our financial statements.

Results of Operations

Year Ended October 31, 2005 Compared to the Year Ended October 31, 2004

Revenue. Our revenue increased by $436,462 or 375% from $116,406 for the year ended October 31, 2004 to $552,868 for the year ended October 31, 2005 due to the increase in grant money received by the Company in these periods.

Research and Development Expenses. Research and development expenses increased by $1,034,916 or 736% from $140,620 for the twelve months ended October 31, 2004 to $1,175,536 for the twelve months ended October 31, 2005. This decrease was principally attributable to the following:

•
an increase in our related manufacturing expenses of $416,842 or 5,710% from $(7,300) to $409,542; such increase reflects the delay in the manufacturing program during 2004 because of delays in funding, and the manufacturing of Lovaxin C in 2005 for toxicology and clinical trials;

•
an increase in expenses related to toxicology studies from $0 to $293,105; such increase reflects the initiation of toxicology studies by Pharm Olam in connection with our Lovaxin C product candidates, and the payment of deferred license fees to Penn;

•	an increase in wages and salaries related to our research and development program from $0 to $166,346; such increase reflects the recruitment of our R&D management team in early 2005.
•	an increase in subcontracted work of $141,366 or 100% from $0 to $141,366; such increase reflects the subcontract work performed by Dr. Paterson at Penn, pursuant to certain grants.

General and Administrative Expenses. General and administrative expenses increased by $644,659 or 112% from $575,133 for the year ended October 31, 2004 to $1,219,792 for the year ended October 31, 2005. This decrease is primarily attributable to the following:

•
employee related expenses increased by $123,157, or 56.4%, from $218,482 for the twelve months ended October 31, 2004 to $341,639 for the twelve months ended October 31, 2005 arising from a bonus to Mr. Derbin, the Chief Executive Officer, in stock, an increase in the salary of Mr. Derbin, and the cost of health insurance initiated in 2005;

•
Offering expenses increased by $117,498, or 100%, from $0 for the twelve months ended October 31, 2004 to $117,498 for the twelve months ended October 31, 2005 arising from legal and banking expenses relating to the private placement closed in November 2004;

•
An increase in professional fees from $231,686 for the twelve-months ended October 31, 2004 to $460,691 for the twelve months ended October 31, 2005, primarily as a result of an increase in legal fees, public relations fees, consulting fees and accounting fees.

Interest Expenses. Interest expense decreased by $5,825 or 44.4% from $13,132 for the year ended October 31, 2004 to $7,307 for the year ended October 31, 2005. The decrease results primarily from a reduction on interest payable on certain notes which were converted on November 12, 2004.

Other Income. Other Income increased by $43,907 or 61,841% from $71 for the twelve months ended October 31, 2004 to $43,978 for the twelve months ended October 31, 2005. The increase results primarily from an increase in interest paid to the company on cash deposits held by the Company.

No provision for income taxes was made for the year ended October 31, 2004 or 2005 due to significant tax losses during and prior to such periods.

Ten Months Ended October 31, 2004 Compared to the Ten Months Ended October 31, 2003

Revenue. Our revenue increased by $112,806 or 3133.5% from $3,600 for the ten months ended October 31, 2003 to $116,406 for the ten months ended October 31, 2004 due to the increase in grant money received by the Company in these periods.

Research and Development Expenses. Research and development expenses decreased by $320,382, or 71.8%, from $446,324 for the ten months ended October 31, 2003 to $125,942 for the ten months ended October 31, 2004. This decrease was principally attributable to the following:

•	A decrease in our manufacturing expenses of $228,452 or 103.9% from $219,948 to $(8,504); such decrease reflects the delay in the manufacturing program during 2004 because of delays in funding;
•	A decrease in our License Fees of $110,164 or 196.4% from $56,082 to $(54,082); such decrease reflects the reclassification of License Fees from an R&D expense to an investment;
•	A decrease in our outside research fees from $97,306 to $38,382; such decrease reflects the completion in year 2004 of our expenses resulting from our sponsored research agreement with Penn; and
•
Development consulting expenses increased from $72,988 to $150,147 or 105.7%. This increase reflects primarily increased success fees due to DNA Bridges in connection with two NIH grants awarded to the Company in 2004

General and Administrative Expenses. General and administrative expenses increased by $148,965 or 39.7% from $375,403 for the ten months ended October 31, 2003 to $524,368 for the ten months ended October 31, 2004. This decrease was principally attributable to the following:

•
employee related expenses increased by $34,790, or 22.5%, from $154,512 for the ten months ended October 31, 2003 to $189,302 for the ten months ended October 31, 2004 arising from a bonus to Mr. Derbin, the Chief Executive Officer, in stock;

•
professional fees increased by $14,368 from $204,145 for the ten months ended October 31, 2003 to $218,514 for the ten months ended October 31, 2004 principally due to (a) an increase in consulting fees from $95,651 to $110,332, and (b) an increase in accounting fees from $350 to $23,070;

•	Insurance expense was increased from $1,901 for the ten months ended October 31, 2003 to $9,929 for the ten months ended October 31, 2004; and
•
Other General and Administrative expenses increased by $66,701 from $14,844 to $81,545 principally due to an increase in amortization expenses, information technology and internet expenses, postage, telephone and travel expenses.

Interest Expenses.

Interest expense decreased by $4,059, or 49%, from $8,288 for the ten months ended October 31, 2003 to $4,229 for the ten months ended October 31, 2004. The decrease results primarily from a reduction on interest payable on certain fees owed to Penn.

Other Income.

Other Income increased by $112,357, or 2,736%, from $4,106 for the ten months ended October 31, 2003 to $116,463_for the ten months ended October 31, 2004. The increase results primarily from an increase in grants from $3,600 to $116,406.

Year ended December 31, 2003 and the period from March 1, 2002 (inception) to December 31, 2002

Revenue. Our revenue increased by $2,977, or 291%, from $1,023 for the period from March 1, 2002 (inception) to December 31, 2002 to $4,000 for the year ended December 31, 2003 due to the increase in grant money received by the Company in these periods.

Research and Development Expenses. Research and development expenses increased by $440,610, or 865.7%, from $50,898 for the period from March 1, 2002 (inception) through December 31, 2002 to $491,508 for the year ended December 31, 2003. This increase was principally attributable to the increase in outside research expenses increased by $33,838, or 53%, from $63,468 for the period from March 1, 2002 (inception) through December 31, 2002 to $97,306 for the year ended December 31, 2003 due to increased research fees due to Penn relating to an increased research program, the initiation of our manufacturing scale up program with Cobra Biomanufacturing PLC in year 2003 where such plan did not yet exist in year 2002 as well as the hire of certain pre clinical and regulatory consultants in early 2003 such as Therrimune Research Corporation, Dr. Bruce Mackler and AccessBio.

General and Administrative Expenses. General and administrative expenses increased by $288,565 or 246.6% from $117,003 for the period from March 31, 2002 (inception) through December 31, 2002 to $405,568 for the year ended December 31, 2003. This increase is primarily attributable to the increase in professional fees increased by $316,457, or 328.85%, from $96,231 for the period from March 1, 2002 (inception) to December 31, 2002 to $412,688 for the year ended December 31, 2003 due to increased consulting and legal requirements and increased consulting fees paid to financial advisors in 2003.

Other Income. Other Income increased by $521 from $0 for the period from March 1, 2002 (inception) to December 31, 2002 to $521 for the year ended December 31, 2003. The decrease results from a decrease in interest paid to the company on cash deposits held by the Company.

Interest Expenses. Interest expense increased by $17,190 from $0 for the period from March 31, 2002 (inception) through December 31, 2002 to $17,190 for the year ended December 31, 2003. The increase results primarily from the interest attributable to notes issued during such later period.

No provision for income taxes was made for the period from March 31, 2002 (inception) through December 31, 2002 or the year ended December 31, 2003 due to significant tax losses incurred.

Liquidity and capital resources

At December 31, 2003, October 31, 2004 and October 31, 2005, our cash was $47,160, $32,279 and $2,075,206, respectively, and we had a working capital deficit of $997,184 and $1,396,062 at December 31, 2003 and October 31, 2004, respectively, and working capital of $1,365,742 at October 31, 2005.

To date, our principal sources of liquidity has been cash provided by private offerings of our securities. These offering have been structured so as to be exempt from the prospectus delivery requirements under the Securities Act of 1933. Our principal uses of cash have been research and development and working capital. We anticipate these uses will continue to be our principal uses of cash in the future.

Although we believe that the net proceeds received by us from the Private Placement and the private offerings will be sufficient to finance our currently planned operations for approximately the next 12 to 24 months, we do not believe that these amounts will be sufficient to meet our longer-term cash requirements or our cash requirements for the commercialization of any of our existing or future product candidates. We will be required to issue equity or debt securities or to enter into other financial arrangements, including relationships with corporate and other partners, in order to raise additional capital. Depending upon market conditions, we may not be successful in raising sufficient additional capital for our long-term requirements. In such event, our business, prospects, financial condition and results of operations could be materially adversely affected.

The following factors, among others, could cause actual results to differ from those indicated in the above forward-looking statements: increased length and scope of our clinical trials, increased costs related to intellectual property related expenses, increased cost of manufacturing and higher consulting costs. These factors or additional risks and uncertainties not known to us or that we currently deem immaterial may impair business operations and may cause our actual results to differ materially from any forward-looking statement.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this prospectus to conform them to actual results or to make changes in our expectations.

We expect our future sources of liquidity to be primarily equity capital raised from investors, as well as licensing fees and milestone payments in the event we enter into licensing agreements with third parties, and research collaboration fees in the event we enter into research collaborations with third parties.

On November 12, 2004, we sold to accredited investors at an initial closing of the Private Placement 117 Units at $25,000 per unit for an aggregate purchase price of $2,925,000. Each Unit is comprised of (i) 87,108 shares of our common stock and (ii) a five-year warrant to purchase 87,108 shares of our common stock at an exercise price of $0.40 per share. At the initial closing, the accredited investors received an aggregate of 10,191,638 shares of common stock and warrants to purchase 10,191,638 shares of common stock. In addition, on November 12, 2004, $595,000 aggregate principal amount of convertible promissory notes of Advaxis, including accrued interest, were converted into units on the same terms as those upon which the Units sold. The holders of these notes received an aggregate of 2,136,441 shares of common stock and warrants to purchase 2,136,441 shares of common stock upon conversion of these notes plus accrued interest thereon.

On December 8, 2004, we sold to accredited investors at a second closing of the Private Placement 8 units for an aggregate purchase price of $200,000. At such closing, the accredited investors received an aggregate of 696,864 shares of common stock and warrants to purchase 696,864 shares of Common Stock.

On January 4, 2005, we sold to accredited investors at a third closing of the Private Placement 5.12 Units for an aggregate purchase price of $128,000. At such closing, the accredited investors received an aggregate of 445,993 shares of common stock and warrants to purchase 445,993 shares of Common Stock.

Pursuant to the terms of a investment banking agreement, dated March 19, 2004, by and between us and Sunrise Securities, Corp. (“Sunrise” or the “Placement Agent”), we issued to the Placement Agent and its designees an aggregate of 2,283,445 shares of common stock and warrants to purchase up to an aggregate of 2,666,900 shares of common stock. The shares were issued as part consideration for the services of Sunrise, as our placement agent in the Private Placement. In addition, we paid Sunrise a total cash fee of $50,530.

On January 12, 2005, we sold to one accredited investor at a closing of a subsequent private placement offering 44 units for an aggregate purchase price of $1,100,000. As with the Private Placement, each Unit issued and sold in this subsequent private placement was sold at $25,000 per unit and is comprised of (i) 87,108 shares of our common stock, and (ii) a five-year warrant to purchase 87,108 shares of our common stock at an exercise price of $0.40 per share. At such closing, the accredited investor received an aggregate of 3,832,752 shares of common stock and warrants to purchase 3,832,752 shares of common stock.

We are party to a license agreement, dated June 17, 2002, as amended, between Advaxis and The Trustees of the University of Pennsylvania, pursuant to which Advaxis has agreed to pay $525,000, divided over a four-year period as a royalty after the first commercial sale of our products covered by the license. Since the first commercial sale of our products will occur only pursuant to obtaining regulatory approval to market and sell our products, we do not anticipate the obligation to make such payments in the next five years. Advaxis is also obligated to pay annual license maintenance fees under this agreement ranging from $25,000 to $125,000 per year after the first commercial sale of a product under the license, as well as pay up to $482,000 to the licensor upon receiving financing. The amount due is contingent upon the size of the financing.

For a description of material employment agreements to which we are party, see “Certain Relationships and Related Party Transactions”.

Critical Accounting Policies

The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policy involves significant estimate and judgment. The Company amortizes trademark and patent costs over their estimated useful lives. The Company may be required to adjust these lives based on advances in science and competitor actions. The Company reviews the recorded amounts of trademarks and patents at each period end to determine if their carrying amount is still recoverable based on expectations regarding potential licensing of the intangibles or sales of related products. Such an assessment, in the future, may result in a conclusion that the assets are impaired, with a corresponding charge against earnings.

Due to the limited nature of the Company’s operations, the Company has not identified any other accounting policies involving estimates or assumptions that are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and where the impact of the estimates and assumptions on financial condition or operating performance is material.

Impact of Inflation

We believe that our results of operations are not dependent upon moderate changes in inflation rates.

Item 7:     FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Advaxis, Inc.

We have audited the accompanying balance sheet of Advaxis, Inc. (a development stage company) as of October 31, 2005 the related statements of operations, shareholders' equity (deficiency), and cash flows for the year ended December 31, 2003, the period from January 1, 2004 to October 31, 2004, the year ended October 31, 2005 and the period from March 1, 2002 (inception) to October 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advaxis, Inc. as of October 31, 2005 the results of its operations and its cash flows for the year ended December 31, 2003, the period from January 1, 2004 to October 31, 2004, the year ended October 31, 2005 and the period from March 1, 2002 (inception) to October 31, 2005 in conformity with United States generally accepted accounting principles.

/s/ GOLDSTEIN GOLUB KESSLER LLP
GOLDSTEIN GOLUB KESSLER LLP
New York, New York

November 29, 2005

ADVAXIS, INC.
(a development stage company)
BALANCE SHEET

October 31, 2005

ASSETS
Current Asset - cash	$2,075,206
Fixed Assets (net of depreciation)	73,145
Intangible Assets (net of amortization)	751,088
Other Assets	4,600
Total Assets	$2,904,039

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$651,887
Notes payable, current portion	57,577
Total current liabilities	709,464

Notes Payable, net of current portion	443,000
Total liabilities	1,152,464

Commitments and Contingencies

Shareholders' Equity (Deficiency):
Common stock - $0.001 par value; authorized 500,000,000 shares, issued and outstanding 37,686,427 shares at October 31, 2005	37,686
Additional paid-in capital	5,178,319
Deficit accumulated during the development stage	(3,464,430)

Shareholders' equity	1,751,575
Total Liabilities and Shareholders' Equity	$2,904,039

The accompanying notes and the report of independent registered public accounting firm should be read in conjunction with the financial statements.

ADVAXIS, INC.
(a development stage company)
STATEMENT OF OPERATIONS

	Year ended December 31,	Ten Month Period ended October 31,	Year ended October 31,	Period from March 1, 2002 (inception) to October 31,
	2003	2004	2005	2005

Revenue	$4,000	$116,406	$552,868	$674,297
Research and development expenses	$491,508	125,942	1,175,536	1,843,884

General and administrative expenses	405,568	524,368	1,219,792	2,266,731

Interest Income (expense)	(17,190)	(4,229)	36,671	15,251

Other income	521	57		521

Net loss	(909,745)	(538,076)	(1,805,789)	(3,420,546)

Dividends attributed to preferred stock		43,884		43,884
Net loss applicable to common stock	$(909,745)	$(581,960)	$(1,805,789)	$(3,464,430)

Basic and diluted net loss per share	$(0.06)	($0.04)	($0.05)

Weighted-average number of shares; basic and diluted	15,597,723	15,597,723	35,783,666

The accompanying notes and the report of independent registered public accounting firm should be read in conjunction with the financial statements.

ADVAXIS, INC.
(a development stage company)
STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

Period from March 1, 2002 (inception) to October 31, 2005

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Shareholders' Equity (Deficiency)
	Number of Shares Outstanding	Amount	Number of shares outstanding	Amount

Preferred stock issued	3,418.18	$235,000					$235,000
Common Stock Issued			40,000	40	(40)
Options granted to consultants and professionals					10,493		10,493
Net Loss						(166,936)	(166,936)
Retroactive restatement to reflect recapitalization on November 12, 2004	(-3,418.18)	(-235,000)	15,557,723	15,558	219,442
Balance at December 31, 2002			15,597,723	15,598	229,895	(166,936)	78,557

Note payable converted into preferred stock	232.27	15,969					15,969
Options granted to consultants and professionals					8,484		8,484
Net loss						(909,745)	(909,745)
Retroactive restatement to reflect recapitalization on November 12, 2004	(-232.27)	(-15,969)			15,969
Balance at December 31, 2003	- 0 -	- 0 -	15,597,723	15,598	254,348	(1,076,681)	(806,735)
Stock dividend on preferred stock	638.31	43,884				(43,884)
Net loss						(538,076)	(538,076)
Options granted to consultants and professionals					5,315		5,315
Retroactive restatement to reflect recapitalization on November 12, 2004	(638.31)	(43,884)			43,884
Balance at October 31, 2004	- 0 -	- 0 -	15,597,723	15,598	303,547	(1,658,641)	(1,339,496)

The accompanying notes and the report of independent registered public accounting firm should be read in conjunction with the financial statements.

ADVAXIS, INC.
(a development stage company)
STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Shareholders' Equity (Deficiency)
	Number of Shares Outstanding	Amount	Number of shares outstanding	Amount

Common Stock issued to Placement Agent on recapitalization			752,600	753	(753)
Effect of recapitalization			752,600	753	(753)
Options granted to consultants and professionals					64,924		64,924
Conversion of Note payable to Common Stock			2,136,441	2,136	611,022		613,158
Issuance of Common Stock for cash, net of shares to Placement Agent			17,450,693	17,451	4,335,549		4,353,000
Issuance of common stock to consultants			586,970	587	166,190		166,777

Issuance of common stock in connection with the registration statement					409,401	408	117,090		117,498
Issuance Costs							(329,673)		(329,673)
Net loss								(1,805,789)	(1,805,789)
Restatement to reflect recapitalization on November 12, 2004 including cash paid of $44,940							(88,824)		(88,824)
Balance at October 31, 2005	$	- 0 -	$	- 0 -	37,686,428	37,686	5,178,319	(3,464,430)	1,751,575

The accompanying notes and the report of independent registered public accounting firm should be read in conjunction with the financial statements.

ADVAXIS, INC. (a development stage company)
STATEMENT OF CASH FLOWS

	Year ended December 31,	Tenth Month Period ended October 31	Year ended October 31,	Period from March 1, 2002 (inception) to October 31,
	2003	2004	2005	2005

Cash flows from operating activities:
Net loss	$(909,745)	$(538,076)	$(1,805,789)	$(3,420,546)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Value assigned to options given as payment to consultants and professionals	8,484	5,315	64,924	89,217
Amortization expense	3,171	15,818	33,669	52,658
Depreciation expense			7,432	7,432
Accrued interest on Notes Payable			12,308	12,308
Non cash Charges			166,777	166,777
Value of Penalty Shares Issued			117,498	117,498
Increase in Other Assets			(4,600)	(4,600)

Increase (decrease) in accounts payable	933,111	80,307	(132,149)	967,093

Net cash provided by (used in) operating activities	35,021	(436,636)	(1,539,930)	(2,012,163)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Cash paid on acquisition of Great Expectations			(44,940)	(44,940)
Cost of Furniture & Equipment			(80,577)	(80,577)
Cost of Intangible Assets	(277,243)	(124,469)	(314,953)	(716,665)
Net cash used in Investing Activities	(277,243)	(124,469)	(440,470)	(842,182)

Cash flows from financing activities:
Proceeds from notes payable	85,000	546,224		671,224
Net proceeds on issuance of preferred stock				235,000
Net Proceeds on Issuance of Common Stock			4,023,327	4,023,327
Cash provided by financing activities	85,000	546,224	4,023,327	4,896,732

Net increase (decrease) in cash	(157,222)	(14,881)	2,042,927	2,075,206

Cash at beginning of period	204,382	47,160	32,279

Cash at end of period	$47,160	$32,279	$2,075,206	$2,075,206

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common Stock issued to founders				$40
Notes Payable and Accrued Interest Converted to Preferred Stock	$15,969			$15,969
Stock Dividend on Preferred Stock		$43,884		$43,884
Notes Payable and Accrued Interest Converted to Common			$613,158	$613,158
Intangible Assets Acquired with Notes Payable		$360,000		$360,000

The accompanying notes and the report of independent registered public accounting firm should be read in conjunction with the financial statements.

ADVAXIS, INC. (a development stage company)
NOTES TO FINANCIAL STATEMENTS

1. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Advaxis, Inc. (the "Company") was incorporated in 2002 and is a biotechnology company researching and developing new cancer-fighting techniques. The Company is in the development stage and its operations are subject to all of the risks inherent in an emerging business enterprise.

As shown in the financial statements, the Company has incurred losses from operations, which raise doubt as to the ability of the Company to continue as a going concern. Although we believe that the net proceeds received by us from the Private Placement and the private offerings will be sufficient to finance our currently planned operations for approximately the next 12 to 24 months, we do not believe that these amounts will be sufficient to meet our longer-term cash requirements or our cash requirements for the commercialization of any of our existing or future product candidates. We will be required to issue equity or debt securities or to enter into other financial arrangements, including relationships with corporate and other partners, in order to raise additional capital. Depending upon market conditions, we may not be successful in raising sufficient additional capital for our long-term requirements. In such event, our business, prospects, financial condition and results of operations could be materially adversely affected.

In accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, revenue from license fees and grants is recognized when the following criteria are met; persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. In licensing arrangements, delivery does not occur for revenue recognition purposes until the license term begins. Nonrefundable upfront fees received in exchange for products delivered or services performed that do not represent the culmination of a separate earnings process will be deferred and recognized over the term of the agreement using the straightline method or another method if it better represents the timing and pattern of performance. Since its inception and through October 31, 2005, all of the Company’s revenues have been from grants. For the year ended October 31, 2005, 77% and 13% of the Company’s revenues were received from two grants, respectively. For the ten month period ended October 31, 2004, all of the Company’s revenue was received from one grant.

For revenue contracts that contain multiple elements, the Company will determine whether the contract includes multiple units of accounting in accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables . Under that guidance, revenue arrangements with multiple deliverables are divided into separate units of accounting if the delivered item has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered item.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.

Intangible assets, which consist primarily of legal costs in obtaining trademarks and patents, are being amortized on a straight-line basis over 20 years.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition exceeds its carrying amount. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value.

ADVAXIS, INC. (a development stage company)
NOTES TO FINANCIAL STATEMENTS

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the periods. Diluted earnings per share gives effect to dilutive options, warrants and other potential common stock outstanding during the period. Potential common stock has not been included in the computation of diluted loss per share, as the effect would be antidilutive.

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates by management. Actual results could differ from these estimates.

The estimated fair value of the notes payable approximates the carrying amount based on the rates available to the Company for similar debt.

Accounts payable consists entirely of trade accounts payable.

Research and development costs are charged to expense as incurred.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which establishes standards for the Accounting for transactions in which an entity exchanges its equity instruments for goods or services. A Key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-Dale fair market value of the award. That cost will be recognized over a period during which an employee is required to provide services in exchange for the award. This standard becomes effective in the Company’s net fiscal quarter. The Company cannot estimate the future impact on the financial statements from the implementation SFAS No. 123R.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

ADVAXIS, INC. (a development stage company)
NOTES TO FINANCIAL STATEMENTS

The Company has elected to apply APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees and has adopted the disclosure-only provisions of SFAS No. 123. Had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss would have been as follows:

	Year ended December 31, 2003	10 months ended October 31, 2004	Year ended October 31 2005	March 1, 2002 (date of inception) to October 31, 2005

Net Loss as reported	$(909,745)	$(538,076)	$(1,805,789)	$(3,20,546)
Add: Stock based option expense included in recorded net income	8,484	5,315	64,924	89,217
Deduct stock option compensation expense determined under fair value based method	(41,407)	(75,334)	(200,942)	(328,176)
Adjusted Net Loss	$(942,668)	$(608,095)	($1,941,807)	$(3,659,505)
Net Loss per share as reported	$(0.06)	$(0.04)	($0.05)
Net Loss per share pro forma	$(0.06)	$(0.04)	($0.05)

The Company accounts for nonemployee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the equity instruments in accordance with the guidance provided in the consensus opinion of the Emerging Issues Task Force ("EITF") Issue 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction With Selling Goods or Services .

ADVAXIS, INC. (a development stage company)
NOTES TO FINANCIAL STATEMENTS

2. INTANGIBLE ASSETS:	Intangible assets consist of the following at October 31, 2005:

Trademarks	$51,700
Patents	263,752
License	485,123
Less: Accumulated Amortization	(49,487)

$751,088

Estimated amortization expense is as follows:

Year ending October 31,
2006	$40,029
2007	40,029
2008	40,029
2009	40,029
2010	40,029

Amortization expense of intangibles amounted to $33,669 and $15,818 for the year ended October 31, 2005 and the ten-month period ended October 31, 2004, respectively.

ADVAXIS, INC. (a development stage company)
NOTES TO FINANCIAL STATEMENTS

3. NOTES PAYABLE:	Notes payable consist of the following at October 31, 2005:

Two notes payable with interest at 8% per annum, due on December 17, 2008. The lender has served notice demanding payment pursuant to the November 2004 recapitalization and financing	57,577

Note payable with no interest payable at the time of the closing of the Company's contemplated $5,000,000 equity financing	75,000

Note payable with no interest payable at the time of the closing of the Company's contemplated $5,000,000 equity financing	8,000

Note payable with no interest payable at December 15, 2006, or at the time of the closing of the Company's contemplated $5,000,000 equity financing	130,000

Note payable with no interest payable at December 15, 2007 or at the time of the closing of the Company's contemplated $8,000,000 equity financing	230,000

500,577
Less current portion	57,577
$ 443,000

Aggregate maturities of notes payable at October 31, 2005 are as follows:

Year ending December 31,

2005	57,577
2006	213,000
2007	230,000
$500,577

ADVAXIS, INC. (a development stage company)
NOTES TO FINANCIAL STATEMENTS

4. STOCK OPTIONS:
The Company has adopted the Advaxis, Inc. 2002 Stock Option Plan (the "Plan"), which allows for grants up to 8,000 shares of the Company's common stock. This Plan was replaced by the Advaxis 2004 Option Plan, which allows for grants up to 2,381,525 shares of the Company's common stock. The board of directors adopted the 2005 stock option plan, which allows for grants up to 5,600,000 shares of the Company's common stock. The 2005 plan is subject to the approval of the Company’s shareholders. Both the 2004 plan and the 2005 plan shall be administered and interpreted by the Company's board of directors.

Stock option activity during the periods indicated is as follows:

	2004 Plan		2005 Plan		Total
	Options Granted Under the 2004 plan	Weighted Average Exercise Price	Options Granted Under the 2005 plan	Weighted Average Exercise Price	Options Granted	Weighted Average Exercise Price

January 1, 2003	1,172,767	$0.20			1,172,767	$0.20
Granted	1,084,085				1,084,085
Outstanding at December 31, 2003	2,256,852	$0.22			2,256,852	$0.22
Granted	132,419				132,419
Outstanding at October 31, 2004	2,389,271	$0.23			2,389,271	$0.23
Granted	283,730	$0.20	2,958,817	$0.29	3,242,547	$0.29
Forfeited	532,602	$0.20	256,677	$0.29	789,279	$0.23
Outstanding at October 31, 2005	2,140,399	$0.24	2,702,140	$0.29	4,842,539	$0.27
Vested and exercisable at October 31, 2005	1,715,496	$0.24	740,501	$0.29	2,455,997	$0.25

At October 31, 2005, the weighted exercise prices and weighted-average remaining contractual life of outstanding options were $0.25 and 9 years, respectively.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2004, 2003 and 2002: dividend yield of 0%; average risk-free interest rates of 6%; volatility of 30%; and an expected life of 10 years in each year.

On November 12, 2004, in connection with the recapitalization (see Note 8), the options granted under the 2003 option plan were canceled, and employees and consultants were granted options of Advaxis under the 2004 plan. The cancellation and replacement had no accounting consequence since the aggregate intrinsic value of the options immediately after the cancellation and replacement was not greater than the aggregate intrinsic value immediately before the cancellation and replacement, and the ratio of the exercise price per share to the fair value per share was not reduced. Additionally, the original options were not modified to accelerate vesting or extend the life of the new options. The table provided in this Note 4 reflects the options on a post recapitalization basis.

ADVAXIS, INC. (a development stage company)
NOTES TO FINANCIAL STATEMENTS

5. SHAREHOLDERS' EQUITY:
Prior to the recapitalization (see Note 8), the Company had convertible preferred stock with $.001 par value and 50,000 shares authorized. 6,000 of those shares were designated as Series A and 3,418.18, 3,650.45, and 3.640.45 were issued and outstanding at December 31, 2002, December 31, 2003 and October 31, 2004, respectively. The Company also had 100,000 shares authorized of
$.001 par value common stock with 40,000 shares issued and outstanding at December 31, 2002 and 2003, and at October 31, 2004.

The preferred stock and common stock amounts were retroactively restated to reflect the effects of the recapitalization on November 12, 2004 (see Note 8).

6. COMMITMENTS AND CONTINGENCIES:
Pursuant to multiple consulting agreements and a licensing agreement, the Company is contingently liable for the following:

The Company is obligated to pay $75,000 to its former patent counsel upon receiving financing of $5,000,000 or greater.

The Company is obligated to pay $8,000 to a consultant upon receiving financing of $5,000,000 or greater.

Under a license agreement, the Company is obligated to pay (a) $525,000 in aggregate, divided over a four-year period as a minimum royalty after the first commercial sale of a product. Such payments are not anticipated within the next five years. (b) The Company is also obligated to pay after the 6th anniversary of the licensing agreement, annual license maintenance fees of $125,000 per year. (c) Upon the achievement of the first sale of a product in certain fields, the Company shall be obligated to pay certain milestone payments, as follows: $2,500,000 shall be due for first commercial sale of the first product in the cancer field (of which $1,000,000 shall be paid within forty-five (45) days of the date of the first commercial sale, $1,000,000 shall be paid on the first anniversary of the first commercial sale; and $500,000 shall be paid on the second anniversary of the date of the first commercial sale). In addition, $1,000,000 shall be due and payable within forty-five (45) days following the date of the first commercial sale of a product in any of the following fields (a) Infectious Disease, (b) Allergy, (c) Autoimmune Disease, and (d) any other therapeutic indications for which licensed products are developed. Therefore, the maximum total potential amount of milestone payments is $6,500,000. Such milestone payments are not expected prior to obtaining a regulatory approval to market and sell the Company’s vaccines, and such regulatory approval is not expected within the next 5 years.

Under a consulting agreement with the Company’s scientific inventor, the Company is obligated to pay $3,000 per month until the Company closes a $3,000,000 equity financing, $5,000 per month pursuant to a $3,000,000 equity financing, $7,000 per month pursuant to a $6,000,000 equity financing, and $9,000 per month pursuant to a $9,000,000 equity financing.

ADVAXIS, INC. (a development stage company)
NOTES TO FINANCIAL STATEMENTS

Pursuant to a Clinical Research Service Agreement, the Company is obligated to pay $430,000 to a vendor, of which $215,000 shall be paid pursuant to a $5,000,000 equity financing.

The Company is obligated under a noncancelable operating lease for laboratory and office space expiring in May 2006 with aggregate future minimum payments due amounting to $11,500.

J. Todd Derbin, the President and Chief executive officer of the Company, have entered into a Termination of Employment Agreement effective December 31, 2005 pursuant to which Mr. Derbin’s employment by the Company will end on December 31, 2005. Pursuant to such agreement Mr. Derbin’s salary for 2005 is set at $225,000 plus a bonus for 2005 of $5,000 in shares of Common Stock of the Company valued at $0.287 per share. Following his resignation Mr. Derbin shall service as a consultant to the Company for a fee of $6,250 per month for 6 months ending June 30, 2006. Mr. Derbin will continue to serve as Chairman and a member of the Board of directors of the Company until at least September 30, 2006.

The Company has entered into a consulting agreement with LVEP Management LLC (LVEP) dated as of January 19, 2005, and amended on April 15, 2005, and October 31, 2005, pursuant to which Mr. Roni Appel will serve as Chief Executive Officer of the Company. LVEP is owned by Scott Flamm, one of our directors and a principal shareholder. LVEP employs Mr. Flamm and Mr. Appel. The initial term of the Consulting Agreement as amended is until December 31, 2007 and thereafter the term of the agreement shall be automatically extended for one year periods unless we notify LVEP at least 60 days prior to the end of term of our intent not to extend. In addition, the Consulting Agreement may be terminated by the Company for any reason upon 60 days prior notice or by LVEP upon 45 days prior notice, Upon such notice all compensation and bonuses payable under the Consulting Agreement shall continue until the later to occur of the end of the term or twelve (12) months from such termination. Under the Consulting Agreement as amended LVEP shall receive compensation of $250,000 per year payable at the rate of $20,833.33 per month for the term of the agreement plus reimbursement of approved expenses in connection with providing the consulting services. LVEP intends to pay all such compensation to Mr. Appel. The Consultant will receive a bonus payment at the end of 2005 not to exceed $75,000. In subsequent years the bonus shall equal 40% of the base consulting compensation. At the election of the Company up to 50% and at the election of Consultant up to 100% of the bonus may be paid in common stock of the Company. Additionally, LVEP shall receive additional options to purchase common stock of the Company bringing options held by LVEP to 5% of the outstanding shares and options of the Company as of December 31, 2005. The incremental options shall vest monthly over four years commencing in April, 2006. LVEP has assigned such options to Mr. Appel

The Company entered into an employment agreement with Dr. Vafa Shahabi PhD to become Head of Director of Science effective March 1, 2005, terminable on 30 days notice. The compensation is $100,000 per annum with a potential bonus of $20,000. In addition, Dr. Shahabi will be granted 150,000 options.

ADVAXIS, INC. (a development stage company)
NOTES TO FINANCIAL STATEMENTS

The Company entered into an employment agreement with Dr. John Rothman, Ph.D to become Vice President of Clinical Development effective March 7, 2005 for a term of one year ending February 28, 2006 and terminable on 30 days notice. His compensation is $170,000 per annum, to increase to $180,000 upon the closing of a $15 million equity financing. Upon meeting incentives to be set by the Company, he will receive a bonus of up to $45,000. In addition, Dr. Rothman will be granted 360,000 stock options.

The Company is involved in various claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters would not have a material adverse impact on the financial position of the Company or the results of its operations.

ADVAXIS, INC. (a development stage company)
NOTES TO FINANCIAL STATEMENTS

7. INCOME TAXES:	The Company has a net operating loss carry forward of approximately $2,619,000 at October 31, 2005 available to offset taxable income through 2025.

The tax effects of loss carryforwards give rise to a deferred tax asset and a related valuation allowance at October 31, 2005 as follows:

Net operating losses	$1,047,593
Less valuation allowance	(1,047,593)
Deferred tax asset	$-0-

The difference between income taxes computed at the statutory federal rate of 34% and the provision for income taxes relates to the following:

		Ten-month	Twelve-month	Period from
	Year ended	period ended	period ended	1-Mar-02
	December 31,	October 31,	October 31,	(inception) to
	2003	2004	2005	October 31,
				2005

Provision at federal statutory rate	34%	34%	34%	34%
Valuation allowance	(34)	(34)	(34)	(34)
	-0-%	-0-%	-0-%	-0-%

8. RECAPITALIZATION:
On November 12, 2004, Great Expectations and Associates, Inc. ("Great Expectations") acquired the Company through a share exchange and reorganization (the "Recapitalization"), pursuant to which the Company became a wholly owned subsidiary of Great Expectations. Great Expectations acquired (i) all of the issued and outstanding shares of common stock of the Company and the Series A preferred stock of the Company in exchange for an aggregate of 15,597,723 shares of authorized, but theretofore unissued, shares of common stock, no par value, of Great Expectations; (ii) all of the issued and outstanding warrants to purchase the Company's common stock, in exchange for warrants to purchase 584,885 shares of Great Expectations; and (iii) all of the issued and outstanding options to purchase the Company's common stock in exchange for an aggregate of 2,381,525 options to purchase common stock of Great Expectations, constituting approximately 96% of the common stock of Great Expectations prior to the issuance of shares of common stock of Great Expectations in the private placement described below. Prior to the closing of the Recapitalization, Great Expectations performed a 200-for-1 reverse stock split, thus reducing the issued and outstanding shares of common stock of Great Expectations from 150,520,000 shares to 752,600 shares. Additionally, 752,600 shares of common stock of Great Expectations were issued to the financial advisor in connection with the Recapitalization. Pursuant to the Recapitalization, there were 17,102,923 common shares outstanding in Great Expectations.

ADVAXIS, INC. (a development stage company)
NOTES TO FINANCIAL STATEMENTS

As a result of the transaction, the former shareholders of Advaxis are the controlling shareholders of the Company. Additionally, prior to the transaction, Great Expectations had no substantial assets. Accordingly, the transaction is treated as a recapitalization, rather than a business combination. The historical financial statements of Advaxis are now the historical financial statements of the Company. Historical shareholders' equity (deficiency) of Advaxis has been restated to reflect the recapitalization, and include the shares received in the transaction.

November 12, 2004, the Company completed an initial closing of a private placement offering (the “Private Placement”), whereby it sold an aggregate of $2.925 million   worth of units to accredited investors. Each unit was sold for $25,000 (the “Unit Price”) and consisted of (a) 87,108 shares of common stock and (b) a warrant to purchase, at any time prior to the fifth anniversary following the date of issuance of the warrant, to purchase 87,108 shares of common stock included at a price equal to $0.40 per share of common stock (a “Unit”). In consideration of the investment, the Company granted to each investor certain registration rights and anti-dilution rights. Also, in November 2004, the Company converted approximately $618,000 of aggregate principal promissory notes and accrued interest outstanding into Units.

On December 8, 2004, the Company completed a second closing of the Private Placement, whereby it sold an aggregate of $200,000 of Units to accredited investors.

On January 4, 2005, the Company completed a third and final closing of the Private Placement, whereby it sold an aggregate of $128,000 of Units to accredited investors.

Pursuant to the terms of a investment banking agreement, dated March 19, 2004, by and between the Company and Sunrise Securities, Corp. (the “Placement Agent”), the Company issued to the Placement Agent and its designees an aggregate of 2,283,445 shares of common stock and warrants to purchase up to an aggregate of 2,666,900 shares of common stock. The shares were issued as part consideration for the services of the Placement Agent, as placement agent for the Company in the Private Placement. In addition, the Company paid the Placement Agent a total cash fee of $50,530.

On January 12, 2005, the Company completed a second private placement offering whereby it sold an aggregate of $1,100,000 of units to a single investor. As with the Private Placement, each unit issued and sold in this subsequent private placement was sold at $25,000 per unit and is comprised of (i) 87,108 shares of common stock, and (ii) a five-year warrant to purchase 87,108 shares of our common stock at an exercise price of $0.40 per share. Upon the closing of this second private placement offering the Company issued to the investor 3,832,753 shares of common stock and warrants to purchase up to an aggregate of 3,832,753 shares of common stock.

The aggregate sale from the four private placements was $4,353,000, which was netted against transaction costs of $329,673 for net proceeds of $4,023,327.

Item 8:     Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

NONE

Item 8A:     Controls And Procedures

Evaluation of Disclosure Controls And Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that our disclosure control objectives are achieved. Our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are, in fact, effective at providing this reasonable level of assurance as of the period covered.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

Item 8B:     Other Information

NONE

Item 9:     Directors, Executive Officers, promoters and control persons; compliance with section 16A of the act

MANAGEMENT

Executive Officers, Directors, and Key Employees

The following are our executive officers and directors and their respective ages and positions as of January 23, 2006:

Name	Age	Position

J. Todd Derbin(3) (4)	53	Chairman of the Board of Directors

Dr. James Patton(1)	48	Director

Roni A. Appel(3) (4)	39	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Dr. Thomas McKearn(2)	56	Director

Richard Berman (4) (2) (1)	63	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.
(4)	Member of the Finance Committee

J. Todd Derbin. Since January 1, 2006 Mr. Derbin has served as Chairman of the Board of Directors. Prior thereto, he served as the President, Chief Executive Officer and a director of Advaxis since November 2002. From 1996 until June, 2001, Mr. Derbin was the founder and Chairman of the Board of Directors, President, and Chief Executive Officer of Micrus Corporation, a market leader in the design and development of highly differentiated and proprietary interventional neuroradiology devices and delivery systems. From 1992 until 1996, he served as Director of Corporate Business Development, Commercial Director - Cardiovascular and Director of Strategic Planning, Mergers & Share Exchanges with Biocompatibles International, plc, a UK biotechnology/biomedical Company. Prior to this, Mr. Derbin served as Chief Executive Officer of Syncare Corporation, developers of synthetic wound care products and drug delivery systems. His 20 year tenure in life sciences includes senior management, strategic and operational positions with CollaTec, Inc., a subsidiary of Marion Merrell Dow, and American Medical Products Corporation’s domestic and international divisions. He began his career at Procter & Gamble and American Hospital Supply Corporation (Baxter) where he held marketing positions. Mr. Derbin is an alumnus of Wilkes College and the Wharton School of the University of Pennsylvania.

Dr. James Patton. Dr. Patton has served as Chairman of our Board and Directors since November 2004 until December 31, 2005. Prior thereto, Dr. Patton served as Chairman of Advaxis’ Board of Directors since February 2002 and as Advaxis’ Chief Executive Officer from February 2002 to November 2002. Additionally, since February 1999, Dr. Patton has served as the President of Comprehensive Oncology Care, LLC, which owns and operates a cancer treatment facility in Exton, Pennsylvania and as Vice President of Millennium Oncology Management, Inc., which provides technical services for oncology care to four sites. From February 1999 to September 2003, Dr. Patton served as a consultant to LibertyView Equity Partners SBIC, LP, a venture capital fund based in Jersey City, New Jersey (“LibertyView”). From July 2000 to December 2002, Dr. Patton served as a director of Pinpoint Data Corp. From February 2000 to November 2000, Dr. Patton served as a director of Healthware Solutions. From June 2000 to June 2003, Dr. Patton served as a director of LifeStar Response. He earned his B.S. from the University of Michigan, his Medical Doctorate from Medical College of Pennsylvania, and his M.B.A. from the University of Pennsylvania’s Wharton School. Dr. Patton was also a Robert Wood Johnson Foundation Clinical Scholar. He has published papers regarding scientific research in human genetics, diagnostic test performance and medical economic analysis.

Roni A. Appel. Mr. Appel has served as our President and Chief Executive Officer as well as our Chief Financial Officer since January 1, 2006 and . Prior thereto. Mr. Appel has served as a member of our Board of Directors and as our Secretary and Chief Financial Officer since November 2004. Prior thereto he has served as Advaxis’ Secretary and Chief Financial Officer since it was formed. Since January 1999, Mr. Appel has been a partner and managing director in LV Equity Partners (fka LibertyView Equity Partners). From 1998 until 1999, he was a founder and the director of business development at Americana Financial Services, Inc. From 1994 to 1998, he was an attorney and completed his MBA at Columbia University.

Dr. Thomas McKearn. Dr. McKearn has served as a member of our Board of Directors since November 2004. Prior thereto he served as an Advaxis director since July 2002. He brings to Advaxis a 20 plus year experience in the translation of biotechnology science into innovative products that address unmet medical needs in oncology. First as one of the founders of Cytogen Corporation, then as an Executive Director of Strategic Science and Medicine at Bristol-Myers Squibb and now as the VP. Medical Affairs at GPC-Biotech, McKearn has always worked at bringing the most innovative scientific findings into the clinic and through the FDA regulatory process for the ultimate benefit of patients who need better ways to cope with their afflictions. Prior to entering the then-nascent biotechnology industry in 1981, McKearn did his medical, graduate and post-graduate training at the University of Chicago and served on the faculty of the Medical School at the University of Pennsylvania.

Richard Berman . Mr. Berman has joined the board on September 1, 2005. For the past five years, Mr. Berman has been Chairman and CEO of Internet Commerce Corporation, an internet supply chain company. He is also Chairman of a financial services company and Candidate Resources, Inc., a company which delivers human resources services over the web. He is a Director of seven public companies, Dyadic International, Inc., International Microcomputer Software, Inc., Internet Commerce Corporation, MediaBay, Inc., NexMed, Inc., GVI Security Solutions, Inc., and Financial Services Co., which he serves as chairman. Previously, Mr. Berman worked at Goldman Sachs; was Senior Vice President of Bankers Trust Company, where he started the M&A and Leverage Buyout Departments. He is a past Director of the Stern School of Business of NYU where he earned a B.S. and an M.B.A. He also has law degrees from Boston College and The Hague Academy of International Law. Mr. Berman will receive a director’s fee of $2,000 per month and options for the purchase of 400,000 shares of Common Stock vesting over four years on a quarterly basis.

Vafa Shahabit, Ph.D. Dr. Shahabit has been Director of Science effective March 1, 2005, terminable on 30 days notice. Her duties are to work on and/or manage research and development projects as specified by the Company. Her compensation is $100,000 per annum.

Dr. John Rothman, Ph.D. Dr. Rothman has been hired as Vice President of Clinical Development effective March 7, 2005 for a term of one year ending February 28, 2006. His compensation is $170,000 per annum, to increase to $180,000 upon the closing of a $15 million equity financing. Upon meeting incentives to be set by the Company, he will receive a bonus of up to $45,000.

Board of Directors and Officers

Mr. McKearn has received an option package of 82,763 options to purchase shares of our common stock.

Each director is elected for a period of one year at our annual meeting of stockholders and serves until the next such meeting and until his or her successor is duly elected and qualified. Officers are elected by, and serve at the discretion of, our board of directors. Our directors do not presently receive any compensation for their services as directors. The board of directors may also appoint additional directors up to the maximum number permitted under our by-laws. A director so chosen or appointed will hold office until the next annual meeting of stockholders.

Each of our executive officers serves at the discretion of its board of directors and holds office until his or her successor is elected or until his or her earlier resignation or removal in accordance with our articles of incorporation and by-laws.

Meetings and Committees of the Board of Directors

During the twelve months ended October 31, 2005, our board of directors held three meetings and took action by written consent on three occasions. During the year ended December 31, 2004, our board of directors held three meetings and took action by written consent on 7 occasions.

Audit Committee

Effective in November 2004, we established the audit committee of the board of directors which now consists of Messrs. Berman and Patton.

The audit committee is responsible for the following:

•	reviewing the results of the audit engagement with the independent registered public accounting firm;

•	identifying irregularities in the management of our business in consultation with our independent accountants, and suggest an appropriate course of action;

•	reviewing the adequacy, scope, and results of the internal accounting controls and procedures;

•	reviewing the degree of independence of the auditors, as well as the nature and scope of our relationship with our independent registered public accounting firm;

•	reviewing the auditors’ fees; and

•	recommending the engagement of auditors to the full board of directors.

Compensation Committee

Effective in November 2004, we established a compensation committee of the board of directors which now consists of Messrs. Berman and McKearn. The compensation committee determines the salaries and incentive compensation of our officers and provides recommendations for the salaries and incentive compensation of our other employees and consultants.

The compensation of our executive officers is determined by the compensation committee of our board of directors, subject to applicable employment agreements. Our compensation programs will enable us to attract, motivate, reward and retain the management talent required to achieve corporate objectives and thereby increase stockholder value. It is our policy to provide incentives to our senior management to achieve both short-term and long-term objectives and to reward exceptional performance and contributions to the development of our business. To attain these objectives, our executive compensation program includes a competitive base salary, cash incentive bonuses and stock-based compensation.

Stock options have been granted to our senior executive officer by the board of directors or the compensation committee under the 2004 Stock Option Plan. We believe that stock options provide an incentive that focuses the executive’s attention on managing us from the perspective of an owner with an equity stake in the business. Options are awarded with an exercise price equal to the market value of common stock on the date of grant, have a maximum term of ten years and generally become exercisable, in whole or in part, starting one year from the date of grant. Among our executive officers, the number of shares subject to options granted to each individual generally depends upon the level of that officer’s responsibility. The largest grants are awarded to the most senior officers who, in our view, have the greatest potential impact on our profitability and growth. Previous grants of stock options are reviewed but are not considered the most important factor in determining the size of any executive’s stock option award in a particular year.

From time to time, the compensation committee may utilize the services of independent consultants to perform analyses and to make recommendations to the committee relative to executive compensation matters. No compensation consultant has so far been retained.

Relationship of Compensation to Performance and Compensation of our executive officers

The compensation committee will annually establish, subject to the approval of the board of directors and any applicable employment agreements, the salaries that will be paid to our executive officers during the coming year. In setting salaries, the compensation committee takes into account several factors, including competitive compensation data, the extent to which an individual may participate in the stock plans maintained by us, and qualitative factors bearing on an individual’s experience, responsibilities, management and leadership abilities and job performance.

Nominating and Corporate Governance Committee

Effective on November 2004, we established a nominating and corporate governance committee of our board of directors which initially now consists of Messers. Derbin and Appel. The functions of the nominating and corporate governance include the following:

•	identifying and recommending to the board of directors individuals qualified to serve as directors of the Company and on the committees of the board;

•	advising the board with respect to matters of board composition, procedures and committees;

•	developing and recommending to the board a set of corporate governance principles applicable to us and overseeing corporate governance matters generally; and

•	overseeing the annual evaluation of the board and our management.

The nominating and corporate governance committee shall be governed by a charter, which we intend to adopt.

Code of Ethics

We have adopted a code of ethics that applies to our officers, employees and directors, including our principal executive officers, principal financial officers and principal accounting officers. The code of ethics sets forth written standards that are designated to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that a we file with, or submit to, the SEC and in other public communications made by us;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in our code of ethics; and

•	Accountability for adherence to our code of ethics.

A copy of our code of ethics has been filed with the SEC as an exhibit to our Form 8K dated November 12, 2004.

Item 10:     Executive Compensation

The following table sets forth the compensation earned during the years ended December 31, 2003 the ten month ended October 31, 2004 and the twelve months ended October 31, 2005 by our former and current executive management:

		Annual Compensation		Long Term Compensation Awards
Name And Principal Position	Year	Salary($)	Bonus($)	Securities Underlying Options
J. Todd Derbin Director (former CEO)	2005 2004(1) 2003	$225,000 $125,000 $150,000	$45,000 $60,000(4)	684,473 (6) -- 1,172,727 (6)
Dr. James Patton Chairman of the Board of Directors	2005 2004(1) 2003	-- $15,000(2) $15,750(2)	-- -- --	28,175 33,810
Roni Appel Secretary, Chief Financial Officer, and Director	2005 2004(1) 2003	$139,250 (5) $50,000(3) $60,000(3)	$35,000	1,114,344 (5) 35,218 42,262

(1) Information for 2004 reflects the ten month period ended October 31, 2004.

(2) Dr. Patton was paid consulting fees by the Company of $18,000 in 2003 and $15,750 in 2004. Dr. Patton’s compensation related to his consulting agreement which was terminated on November 2004.

(3) Mr. Appel was paid consulting fees of $60,000 in 2003 and consulting fees of $50,000 in the 10 months ended October 31, 2004 through his beneficial ownership of Carmel Ventures, Inc. $35,000 of such fees were assigned to Mr. Scott Flamm.

(4) Mr. Derbin’s stock option award was based in his employment contract. His 2003 bonus of $60,000 was paid in 2004 in Common Stock of the Company on the basis of a price of $0.1952 per share and was two-third’s of his maximum bonus of $90,000. The basis for this bonus was the successful conclusion of several matters of great importance to the Company including:
-  extending the patent portfolio and moving it to the care of competent patent counsel;
-  creating grant opportunities for the company;
-  scaling up manufacturing; and
-  creating certain collaboration opportunities.
In determining Mr. Debin’s bonus, the Board acted in part on a discretionary basis.

(5) Mr. Appel’s compensation in year 2005 was paid through a consulting agreement between the company and LVEP Management, LLC. See “Certain Relationships and Related Party Transaction” at p.98.

(6) Pursuant to a termination of employment agreement, only 928,441 options of the 2004 grant vested, and only 427,796 options of the 2005 grant vested. The balance of the options were surrenderd to the company.

Option Grants In Recent Fiscal Years

The following table sets forth each grant of stock options during the years ended December 31, 2003 the 10 month period ended October 31, 2004 and the year ended October 31, 2005 to our current and former Chief Executive Officer under a predecessor stock option plan. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with rules of the SEC and do not represent our estimate or projection of our common stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of our common stock, overall market conditions and the option holders’ continued employment through the vesting period. Unless the market price of our common stock appreciates over the option term, no value will be realized from the option grants made to these executive officers. The potential realizable values shown in the table are calculated by assuming that the estimated fair market value of our common stock on the date of grant increases by 5% and 10%, respectively, during each year of the option term.

The outstanding stock options described above became options for our common stock upon the Share Exchange.

		Individual Grants
						Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation For
						Option Term($)
Name	Year	Number Of Securities Underlying Options Granted	Percent Of Total Options Granted To Employees In Fiscal Year)	Exercise Price	Expiration Date	5%	10%
J. Todd Derbin(1)	2005	684,473	100%	$0.29	12/15/2014	$ 26,543.13	$142,486.07
Director (former CEO)	2004	--	0%	--	--	-	-
	2003	--	0%	--	--	-	-
Dr. James Patton	2005	5,635	8%	$0.35	11/1/2012	$ 218.52	$ 1,173.03
Chairman of the Board of Directors	2004	28,175	42%	$0.35	11/1/2012	$ 1,092.60	$ 5,865.16
	2003	33,810	50%	$0.35	11/1/2012	$ 1,311.12	$ 7,038.19
Roni Appel	2005	1,114,344	93%	$0.29	3/31/2015	$ 43,213.06	$231,971.89
Secretary, Chief Financial Officer, and Director	2004	35,218	3%	$0.35	11/1/2012	$ 1,365.72	$ 7,331.30
	2003	42,262	4%	$0.35	11/1/2012	$ 1,638.87	$ 8,797.64

____________________

Aggregate Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

The following table sets forth information concerning the options exercised by Advaxis’ current and former executive management in the year ended December 31, 2003 , the 10 months ended October 31, 2004 and the 12 months ended October 31, 2005, and the end of period number and value of unexercised options with respect to each of these executive officers.

				Number Of Securities		Value Of Unexercised
				Underlying Unexercised Options		In-The-Money Options
				At Fiscal Year-End(2)		At Fiscal Year-End($)(3)
		Shares Acquired On Exercise

Name	Year		Value Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
J. Todd Derbin	2005	0	$ -	1,273,135	584,106	$ 47,033	$ 17,469
Director (former CEO)	2004	0	$ -	586,382	586,382	$ 53,947	$ 51,015
	2003	0	$ -	293,191	879,575	$ 26,974	$ 80,921
Dr. James Patton	2005	0	$ -	73,253	-	$ -	$ -
Chairman of the Board of Directors	2004	0	$ -	29,583	-	$ -	$ -
	2003	0	$ -	33,810	-	$ -	$ -

Roni Appel	2005	0	$ -	254,075	951,835	$ -	$ -
Secretary, Chief Financial Officer, and Director	2004	0	$ -	91,567	-	$ -	$ -
	2003	0	$ -	49,305	-	$ -	$ -

(1)	Based on the fair market value of our common stock on the date of exercise, less the exercise price payable for such shares.
(2)
Certain of the options are immediately exercisable for all the option shares as of the date of grant but any shares purchased are subject to repurchase by us at the original exercise price paid per share if the optionee ceases service with us before vesting in such shares.

(3)
The price for end of fiscal year 2005 is based on a price per share of $0.25. The price for previous years is based on the fair market value of our common stock at fiscal year end of $0.25 per share, determined by the board to be equal to our Private Placement price per share less the exercise price payable for such shares.

2004 Stock Option Plan

In November 2004, our board of directors and stockholders adopted the 2004 Stock Option Plan (“Plan”). The Plan provides for the grant of options to purchase up to 2,381,525 shares of our common stock to employees, officers, directors and consultants. Options may be either “incentive stock options” or non-qualified options under the Federal tax laws. Incentive stock options may be granted only to our employees, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to our employees.

The Plan is administered by “disinterested members” of the board of directors or the compensation committee, who determine, among other things, the individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of common stock issuable upon the exercise of each option and the option exercise price.

Subject to a number of exceptions, the exercise price per share of common stock subject to an incentive option may not be less than the fair market value per share of common stock on the date the option is granted. The per share exercise price of the common stock subject to a non-qualified option may be established by the board of directors, but shall not, however, be less than 85% of the fair market value per share of common stock on the date the option is granted. The aggregate fair market value of common stock for which any person may be granted incentive stock options which first become exercisable in any calendar year may not exceed $100,000 on the date of grant.

No stock option may be transferred by an optionee other than by will or the laws of descent and distribution, and, during the lifetime of an optionee, the option will be exercisable only by the optionee. In the event of termination of employment or engagement other than by death or disability, the optionee will have no more than three months after such termination during which the optionee shall be entitled to exercise the option, unless otherwise determined by the board of directors. Upon termination of employment or engagement of an optionee by reason of death or permanent and total disability, the optionee’s options remain exercisable for one year to the extent the options were exercisable on the date of such termination. No similar limitation applies to non-qualified options.

We must grant options under the Plan within ten years from the effective date of the Plan. The effective date of the Plan was November 12, 2004. Subject to a number of exceptions, holders of incentive stock options granted under the Plan cannot exercise these options more than ten years from the date of grant. Options granted under the Plan generally provide for the payment of the exercise price in cash and may provide for the payment of the exercise price by delivery to us of shares of common stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of these methods. Therefore, if it is provided in an optionee’s options, the optionee may be able to tender shares of common stock to purchase additional shares of common stock and may theoretically exercise all of his stock options with no additional investment other than the purchase of his original shares.

Any unexercised options that expire or that terminate upon an employee’s ceasing to be employed by us become available again for issuance under the Plan.

2005 Stock Option Plan

In June 2005, our board of directors and stockholders adopted the 2005 Stock Option Plan (“Plan”). The Plan needs to be approved and adopted by our shareholders in the next shareholder meeting or as provided in our bylaws.

The Plan provides for the grant of options to purchase up to 5,600,000 shares of our common stock to employees, officers, directors and consultants. Options may be either “incentive stock options” or non-qualified options under the Federal tax laws. Incentive stock options may be granted only to our employees, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to our employees.

The Plan is administered by “disinterested members” of the board of directors or the compensation committee, who determine, among other things, the individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of common stock issuable upon the exercise of each option and the option exercise price.

Subject to a number of exceptions, the exercise price per share of common stock subject to an incentive option may not be less than the fair market value per share of common stock on the date the option is granted. The per share exercise price of the common stock subject to a non-qualified option may be established by the board of directors, but shall not, however, be less than 85% of the fair market value per share of common stock on the date the option is granted. The aggregate fair market value of common stock for which any person may be granted incentive stock options which first become exercisable in any calendar year may not exceed $100,000 on the date of grant.

Except when agreed by the board or the administrator of the Plan, no stock option may be transferred by an optionee other than by will or the laws of descent and distribution, and, during the lifetime of an optionee, the option will be exercisable only by the optionee. In the event of termination of employment or engagement other than by death or disability, the optionee will have no more than three months after such termination during which the optionee shall be entitled to exercise the option, unless otherwise determined by the board of directors. Upon termination of employment or engagement of an optionee by reason of death or permanent and total disability, the optionee’s options remain exercisable for one year to the extent the options were exercisable on the date of such termination. No similar limitation applies to non-qualified options.

We must grant options under the Plan within ten years from the effective date of the Plan. The effective date of the Plan was January 1, 2005. Subject to a number of exceptions, holders of incentive stock options granted under the Plan cannot exercise these options more than ten years from the date of grant. Options granted under the Plan generally provide for the payment of the exercise price in cash and may provide for the payment of the exercise price by delivery to us of shares of common stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of these methods. Therefore, if it is provided in an optionee’s options, the optionee may be able to tender shares of common stock to purchase additional shares of common stock and may theoretically exercise all of his stock options with no additional investment other than the purchase of his original shares.

Any unexercised options that expire or that terminate upon an employee’s ceasing to be employed by us become available again for issuance under the Plan.

Employment Agreements

J. Todd Derbin. Our employment agreement with Mr. Derbin as President and Chief Executive Officer was terminated effective December 31, 2005. On October 31, 2005 we entered into a Termination of Employment Agreement effective December 31, 2005 with Mr. Derbin pursuant to which Mr. Derbin’s employment by the Company will end on December 31, 2005. Pursuant to such agreement Mr. Derbin’s salary shall be paid until the end of 2005 at the rate of $225,000 plus a bonus for 2005 equal to $5,000 in shares of Common Stock of the Company priced at $0.287 per share. Following his resignation Mr. Derbin shall service as a consultant to the Company for a fee of $6,250 per month for 6 months ending June 30, 2006. Mr. Derbin will continue to serve as Chairman and a member of the Board of directors of the Company until at least September 30, 2006.

Vafa Shahabit, Ph.D. Dr. Shahabit has been Head of Director of Science effective March 1, 2005, terminable on 30 days. Her duties are to work on and/or manage research and development projects as specified by the Company. The compensation is $100,000 per annum with a potential bonus of $20,000. In addition, Dr. Shahabi will be granted 150,000 options.

Dr. John Rothman, Ph.D. Dr. Rothman has been hired as Vice President of Clinical Development effective March 7, 2005 for a term of one year ending February 28, 2006 and terminable on 30 days notice. His compensation is $170,000 per annum, to increase to $180,000 upon the closing of a $15 million equity financing. Upon meeting incentives to be set by the Company, he will receive a bonus of up to $45,000. In addition, Dr. Rothman will be granted 360,000 stock options.

Roni Appel. Mr. Appel is serving as our Chief Executive Officer and Chief Financial Officer pursuant to the terms of the Consulting Agreement between us and LVEP Managment LLC described in Section 12 hereof at page 98 under “Certain Relationships and Related Party Transactions.”

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on the Company’s review of the copies of the forms received by it during the fiscal years ended October 31, 2005 and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than ten percent of the Company’s common stock complied with all Section 16(a) filing requirements during such fiscal year, except with respect to the following filings: (i) the Trustees of the University of Pennsylvania, who were late in filing their Form 3; (ii) James Patton, who was late in filing his Form 3; (iii) Roni Appel, who was late in filing a Form 3 and three Form 4s; (iii) Scott Flamm, who was late in filing his amended Form 3; (iv) J. Todd Derbin, who has not filed three Form 4s; and (v) Thomas McKearn, who has not filed a Form 3.

Item 11:     Security Ownership Of Certain Beneficial Owners And Management And Stockholders Matters

The following table sets forth,

•	each person who is known by us to be the owner of record or beneficial owner of more than 5% of our outstanding common stock;

•	each of our directors and each of our executive officers;

•	all of our directors and executive officers as a group; and

•	the number of shares of common stock beneficially owned by each such person and such group and the percentage of the outstanding shares owned by each such person and such group.

As used in the table below and elsewhere in this prospectus, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following the date of this prospectus. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Except as otherwise noted below, the address of each of the persons in the table is 212 Carnegie Center, Suite 206, Princeton, New Jersey 08540.

Name and Address	Number of Shares of Registrant Common Stock Beneficially Owned	Percentage of Class Beneficially Owned(1)

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned
J. Todd Derbin(1)(2)	2,204,390 (3)	5.59%
Roni Appel(1)(2)	4,016,467 (4)	10.31%
Estate of Scott Flamm(1)	2,914,989 (5)	7.72%
Richard Berman (1)	400,000 (6)	1.05%
Dr. James Patton(1)	2,913,476 (6a)	7.92%
Dr. Thomas McKearn(1)	306,601 (7)	0.08%
The Trustees of the University of Pennsylvania Center for Technology Transfer, University of Pennsylvania 3160 Chestnut Street, Suite 200 Philadelphia, PA 19104-6283	6,339,282	17.2%
Sunrise Equity Partners, LP 641 Lexington Ave-25fl New York, NY 10022	1,835,491 (8)	4.99%
Level Counter, LLC c/o Sunrise Securities Corp. 641 Lexington Ave-25fl New York, NY 10022	1,835,491 (9)	4.99%
Marilyn Adler c/o Sunrise Securities Corp. 641 Lexington Ave-25fl New York, NY 10022	1,835,491 (10)	4.99%
Nathan Low c/o Sunrise Securities Corp. 641 Lexington Ave-25fl New York, NY 10022	3,346,311 (11)	9.10%
Amnon Mandelbaum c/o Sunrise Securities Corp. 641 Lexington Ave-25fl New York, NY 10022	2,932,803 (12)	7.97%
Emigrant Capital Corp. 6 East 43 Street, 8th Fl. New York, NY 10017	1,838,783 (13)	4.99%
Harvest Advaxis LLC 30052 Aventura, Suite C Rancho Santa Margarita, CA 92688	(14)
All Directors and Officers as a Group (6 people)	13,215,699	35.07%

_____________________________________
* Based on 37,686,427 shares of common stock outstanding as of October 31, 2005.

(1)	Director or former director
(2)	Officer or former officer
(3)	Reflects 469,338 shares of Common Stock, 1,356,236 options to purchase shares of common stock and 368,815 warrants to purchase shares of Common Stock.
(4)
Reflects 14,449 warrants to purchase shares of Common stock and 2,382,666 shares of Common Stock owned by Mr. Appel and 1,114,344 options to purchase shares of Common Stock but does not reflect 58,580 warrants to purchase shares of Common Stock because such warrants are not under the current circumstances, exercisable within the next 60 days. Also reflects 355,528 shares of common stock and 149,480 options and warrants to purchase shares of Common Stock beneficially owned by Carmel Ventures, Inc. of which Mr. Appel is a controlling person but does not reflect 355,538 warrants to purchase shares of common stock owned by Carmel Ventures, Inc. because such warrants are not under the current circumstances exercisable within the next 60 days.

(5)
Reflects 125,772 shares of common stock and 122,751 options and warrants to purchase shares of Common Stock owned by Mr. Flamm but does not reflect 125,722 warrants to purchase shares of Common Stock because such warrants are not under the current circumstances, exercisable within the next 60 days. Also reflects 2,621,325 shares of Common Stock and 45,141 warrants to purchase shares of Common Stock beneficially owned by Flamm Family Partners LP of which Mr. Flamm is a partner.

(6)	Reflects options to purchase shares of Common Stock.
(6a)
Reflects 56,349 options to purchase shares of common stock, 36,551 warrants to purchase shares of common stock and 2,820,576 shares of common stock but does not reflect 147,716 warrants to purchase shares of common stock because such warrants are not under the current circumstances, exercisable within the next 60 days.

(7)	Reflects195,586 options and warrants to purchase shares of common stock and 111,015 shares of common stock.
(8)
Reflects 1,742,160 shares of common stock held by Sunrise Equity Partners, LP ("SEP") and warrants to purchase 93,331 shares of common stock, but does not include warrants to purchase 1,648,829 shares of common stock issuable upon exercise of warrants held by SEP because such warrants are not, under the current circumstances, exercisable within the next 60 days.  The General Partner of SEP is Level Counter, LLC ("LC"), the managers of which are Nathan Low, Marilyn Adler and Amnon Mandelbaum (the "Managers").  Decisions regarding voting and disposition require the unanimous vote of all three managers.  The 1,835,491 shares of common stock beneficially held by SEP also does not include:  (1) 1,124,253 shares of common stock directly owned by Nathan Low or warrants directly owned by Mr. Low to purchase up to 761,971 shares of common stock; (2) 1,094,020 shares of directly owned by Amnon Mandelbaum or warrants directly owned by Mr. Mandelbaum to purchase up to 672,539 shares of common stock, and (3) shares of common stock held by limited partners of SEP or LC who may have a direct or indirect pecuniary interest, but have no authority to vote or dispose of the shares of common stock held by SEP. Does not reflect the 34,843 shares of common stock issuable as penalty shares.

(9)
Reflects 1,742,160 shares of common stock held by SEP and warrants to purchase 93,331 shares of common stock, but does not include warrants to purchase 1,648,829 shares of common stock issuable upon exercise of such warrants held by SEP because such warrants are not, under the circumstances, exercisable within the next 60 days. LC is the general partner of SEP and as such, is deemed to have beneficial ownership of the securities held by SEP for purposes of calculating percentage interest. Does not reflect the 34,843 shares of common stock issuable to SEP as penalty shares.  However, LC disclaims beneficial interest in such shares except to the extent of its pecuniary interest therein.

(10)
Reflects 1,742,160 shares of common stock held by SEP and warrants to purchase 93,331 shares of common stock, but does not include warrants to purchase 1,648,829 shares of common stock issuable upon exercise of such warrants held by SEP because such warrants are not, under the circumstances, exercisable within the next 60 days. Does not reflect the 34,843 shares of common stock issuable to SEP as penalty shares. Ms. Adler is a manager of LC, the general partner of SEP, and as such, is deemed to have beneficial ownership of the securities held by SEP for purposes of calculating percentage interest. However, Ms. Adler disclaims beneficial interest in such shares except to the extent of her pecuniary interest therein.

(11)
Reflects 1,742,160 shares of common stock held by SEP and warrants to purchase 93,331 shares of common stock, but does not include warrants to purchase 1,648,829 shares of common stock issuable upon exercise of such warrants held by SEP because such warrants are not, under the circumstances, exercisable within the next 60 days. Does not reflect the 34,843 shares of common stock issuable to SEP as Penalty Shares. Mr. Low is a manager of LC, the general partner of SEP, and as such, is deemed to have beneficial ownership of the securities held by SEP for purposes of calculating percentage interest. However, Mr. Low disclaims beneficial interest in such shares except to the extent of his pecuniary interest therein. Also reflects 1,124,253 shares of common stock owned by Mr. Low but does not reflect warrants to purchase 761,971 shares of common stock issuable upon exercise of such warrants because such warrants are not, under the circumstances, exercisable within the next 60 days nor does it reflect 37,725 shares of common stock issuable to Mr. Low as Penalty Shares. Also includes 383,275 shares of common stock held by Sunrise Securities Corp., a corporation of which Mr. Low is sole stockholder and director, but does not include warrants to purchase 348,432 shares of common stock held by Sunrise Securities Corp. because such warrants are not, under the circumstances, exercisable within the next 60 days nor does it reflect 14,634 shares of common stock issuable to Sunrise Securities Corp. as penalty shares. Mr. Low’s beneficial ownership does not include shares of common stock held by Sunrise Foundation Trust, a charitable trust of which Mr. Low is a trustee. Mr. Low disclaims beneficial ownership of such shares of common stock held by Sunrise Foundation Trust.

(12)
Reflects 1,742,160 shares of common stock held by SEP and warrants to purchase 93,331 shares of common stock, but does not include warrants to purchase 1,648,829 shares of common stock issuable upon exercise of such warrants held by SEP because such warrants are not, under the circumstances, exercisable within the next 60 days. Does not reflect the 34,843 shares of common stock issuable to SEP as Penalty Shares. Mr. Mandelbaum is a manager of LC, the general partner of SEP, and as such, is deemed to have beneficial ownership of the securities held by SEP for purposes of calculating percentage interest. However, Mr. Mandelbaum disclaims beneficial interest in such shares except to the extent of his pecuniary interest therein. Also reflects 1,094,020 shares of common stock owned by Mr. Mandelbaum but does not reflect warrants to purchase 672,539 shares of common stock issuable upon exercise of such warrants because such warrants are not, under the circumstances, exercisable within the next 60 days nor does it reflect 35,332 shares of common stock issuable to Mr. Mandelbaum as penalty hares.

(13)
Reflects 1,742,160 shares of common stock held by Emigrant Capital Corp. (“Emigrant”) and warrants to purchase 16,623 shares of common stock, but does not include warrants to purchase 1,645,537 shares of common stock issuable upon exercise of warrants held by Emigrant because such warrants are not, under the current circumstances, exercisable within the next 60 days nor does it reflect 34,843 shares of common stock issuable to Emigrant as penalty shares. Mr. Howard Milstein is the Chairman and CEO and Mr. John Hart is the President of Emigrant.

(14)
Does not reflect warrants to purchase 3,832,753 shares of common stock because such warrants are not currently exercisable within the next 60 days. Mr. Robert Harvey is the manager of Harvest Advaxis LLC.

Item 12:     Certain Relationships And Related Transactions

Our policy is to enter into transactions with related parties on terms that, on the whole, are no more favorable, or no less favorable, than those available from unaffiliated third parties. Based on our experience in the business sectors in which we operate and the terms of our transactions with unaffiliated third parties, we believe that all of the transactions described below met this policy standard at the time they occurred.

Consulting Agreement with Carmel Ventures, Inc.

Carmel Ventures, Inc. (“Carmel”) is owned by Roni Appel, our Chief Financial Officer, director and a principal shareholder. Pursuant to a consulting agreement, dated as of November 1, 2002, Carmel provided various consulting services to us principally in management, business development and recruiting strategies. Carmel has been paid consulting fees of $5,000 per month since November 1, 2002 which fees have accrued but not been paid. As of December 31, 2004, such accrued fees amounted to $130,000 of which 30,000 was paid in cash. Carmel has assigned $35,000 of such fees to Mr. Scott Flamm, one of our a former directors and principal shareholders. Carmel and Mr. Flamm have converted the $65,000 and $35,000 respectively into shares of common stock and warrants. In addition, we granted Carmel a bonus of $35,000 which was converted into Units in the Private Placement and we granted Carmel options to purchase shares of our common stock at the rate of 7,044 options per month since November 11, 2002. The total number of options received by Carmel was 183,134. The exercise price of these options is $0.35 per share. Carmel has assigned 91,567 of these options to Mr. Flamm. The contract with Carmel was terminated as of December 31, 2004.

Consulting Agreement with LVEP Management, LLC; Services of Roni Appel as Chief Executive Officer and Chief Financial Officer

We entered into a consulting agreement with LVEP Management, LLC (“LVEP”) which is controlled by the estate of Scott Flamm, who, until his death on June 9, 2006, was one of our directors and a principal shareholder. LVEP employed Mr. Flamm and Mr. Roni Appel, our President and Chief Executive Officer and our Chief Financial Officer, and a director and a principal shareholder of the Company. Pursuant to the consulting agreement, dated as of January 19, 2005, and amended on April 15, 2005, and further amended on October 31, 2005, LVEP is to provide various financial and strategic consulting services to us.

Under the October 31, 2005 amendment the initial term of the consulting agreement was extended until December 31, 2007 and thereafter the term of the agreement shall be automatically extended for one year periods unless we notify LVEP at least 60 days prior to the end of term of our intent not to extend. In addition, the Consulting Agreement may be terminated by us for any reason upon 60 days prior notice or by Consultant upon 45 days prior notice, Upon such notice all compensation and bonuses payable under the Consulting Agreement shall continue until the later to occur of the end of the term or twelve (12) months from such termination. In consideration for providing the consulting services, under the Consulting Agreement as amended LVEP shall receive compensation of $250,000 per year payable at the rate of $20,833.33 per month for the term of the agreement plus reimbursement of approved expenses in connection with providing the consulting services. LVEP intends to pay all such compensation to Mr. Appel. The Consultant will receive a bonus payment at the end of 2005 not to exceed $75,000. In subsequent years the bonus shall equal 40% of the base consulting compensation. At the election of the Company or of Consultant up to 100% of the bonus may be paid in common stock of the Company .Additionally, LVEP shall receive additional options to purchase common stock of the Company bringing options held LVEP (including the existing 3%) to 5% of the outstanding shares and options of the Company as of December 31, 2005. The incremental options vest monthly over four years commencing in April, 2005. LVEP has assigned such options to Mr. Appel.

Amended and Restated Employment Agreement with J. Todd Derbin

J. Todd Derbin has served as Chairman and a director since January 1, 2006. Prior thereto he served as President and Chief Executive Officer since December 20, 2004. On October 31, 2005 we entered into a Termination of Employment Agreement effective December 31, 2005 pursuant to which Mr. Derbin’s employment by the Company ended on December 31, 2005. Pursuant to such agreement Mr. Derbin’s salary was paid until the end of 2005 at the rate of $225,000 plus a bonus for 2005 equal to $5,000 in shares of Common Stock of the Company priced at $0.287 per share. Following his resignation Mr. Derbin shall service as a consultant to the Company for a fee of $6,250 per month for 6 months ending June 30, 2006. Mr. Derbin will continue to serve as Chairman and a member of the Board of directors of the Company until at least September 30, 2006.

Sentinel Consulting, Inc.

Sentinel Consulting Inc. is owned by Robert Harvey, an observer to our Board and the manager of Harvest Advaxis LLC, one of our principal stockholders. Sentinel provided financial consulting, scientific validation and business strategy advice to us. The term of the agreement was for six months commencing as of September 5, 2004 with each party having the right to terminate it after four months under the agreement. The agreement was terminated in August, 2005. We have paid Sentinel $33,000 for services performed and we have the obligation to issue to them a warrant to purchase 191,638 shares of our common stock at an exercise price of an $0.40 per share, plus 287,451 shares of our common stock, a retainer of $5,000, a video preparation fee of $10,000 and expenses of $6,000 in connection with the preparation of a scientific review.

Item 13:     Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

Exhibit 3.1	Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 4.2 to Report on Form S-8 filed with the SEC on December 1, 2005.

Exhibit 3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.1 to Report on Form 8K filed with the SEC on December 27, 2004.

Exhibit 4.1	Form of Warrant issued to purchasers. Incorporated by reference to Exhibit 4.1 to Report on Form 8K filed with the SEC on November 18, 2004.

Exhibit 4.2	Form of Warrant issued to Placement Agent. Incorporated by reference to Exhibit 4.2 to Report on Form 8K filed with the SEC on November 18, 2004.

Exhibit 10.1
Share and Exchange Agreement, dated as of August 25, 2004, by and among the Company, Advaxis and the shareholders of Advaxis. Incorporated by reference to Exhibit 10.1 to Report on Form 8K filed with the SEC on November 18, 2004.

Exhibit 10.2
Form of Securities Purchase Agreement, by and among the Company and the purchasers listed as signatories thereto. Incorporated by reference to Exhibit 10.2 to Report on Form 8K filed with the SEC on November 18, 2004.

Exhibit 10.3
Form of Registration Rights Agreement, by and among the Company and the persons listed as signatories thereto. Incorporated by reference to Exhibit 10.3 to Report on Form 8K filed with the SEC on November 18, 2004.

Exhibit 10.4
Form of Standstill Agreement, by and among the Company and persons listed on Schedule 1 attached thereto. Incorporated by reference to Exhibit 10.4 to Report on Form 8K filed with the SEC on November 18, 2004.

Exhibit 10.5
Amended and Restated Employment Agreement, dated December 20, 2004, by and between the Company and J.Todd Derbin. Incorporated by reference to Exhibit 10.1 to Report on Form 8K filed with the SEC on December 23, 2004.

Exhibit 10.6	2004 Stock Option Plan of the Company. Incorporated by reference to Exhibit 4.1 to Report on Form S-8 filed with the SEC on December 1, 2005.

Exhibit 10.7
License Agreement, dated as of June 17, 2002, by and between Advaxis and The Trustees of the University of Pennsylvania. Incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 1 to Form SB-2 filed with the SEC on January 5, 2006.*

Exhibit 10.8
Non-Exclusive License and Bailment, dated as of March 17, 2004, between The Regents of the University of California and Advaxis, Inc. Incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 1 to Form SB-2 filed with the SEC on January 5, 2006.*

Exhibit 10.9
Consultancy Agreement, dated as of January 19, 2005, by and between LVEP Management, LLC. and the Company. Incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 1 to Form SB-2 filed with the SEC on January 5, 2006.*

Exhibit 10.10
Government Funding Agreement, dated as of April 5, 2004, by and between David Carpi and Advaxis, Inc. Incorporated by reference to Exhibit 10.10 to Post-Effective Amendment No. 1 to Form SB-2 filed with the SEC on January 5, 2006.*

Exhibit 10.11
Amended and Restated Consulting and Placement Agreement, dated as of May28, 2003, by and between David Carpi and Advaxis, Inc., as amended. Incorporated by reference to Exhibit 10.11to Post-Effective Amendment No. 1 to Form SB-2 filed with the SEC on January 5, 2006.*

Exhibit 10.12
Consultancy Agreement, dated as of January 22, 2005, by and between Dr. Yvonne Paterson and Advaxis, Inc. Incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 1 to Form SB-2 filed with the SEC on January 5, 2006.*

Exhibit 10.13
Consultancy Agreement, dated as of March 15, 2003, by and between Dr. Joy A. Cavagnaro and Advaxis, Inc. Incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 1 to Form SB-2 filed with the SEC on January 5, 2006.*

Exhibit 10.14
Grant Writing Agreement, dated June 19, 2003, by and between DNA Bridges, Inc. and Adavaxis, Inc. Incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 1 to Form SB-2 filed with the SEC on January 5, 2006.*

Exhibit 10.15
Consulting Agreement, dated as of July 2, 2004, by and between Sentinel Consulting Corporation and Advaxis, Inc. Incorporated by reference to Exhibit 10.15 to Post-Effective Amendment No. 1 to Form SB-2 filed with the SEC on January 5, 2006.*

Exhibit 10.16
Agreement, dated July 7, 2003, by and between Cobra Biomanufacturing PLC and Advaxis, Inc. Incorporated by reference to Exhibit 10.16 to Post-Effective Amendment No. 1 to Form SB-2 filed with the SEC on January 5, 2006.*

Exhibit 10.17
Securities Purchase Agreement, dated as of January 12, 2005, by and between the Company and Harvest Advaxis LLC. Incorporated by reference to Exhibit 10.1 to Report on Form 8K filed with the SEC on January 18, 2005.*

Exhibit 10.18
Registration Rights Agreement, dated as of January 12, 2005, by and between the Company and Harvest Advaxis LLC. Incorporated by reference to Exhibit 10.2 to Report on Form 8K filed with the SEC on January 18, 2005. *

Exhibit 10.19	Letter Agreement, dated as of January 12, 2005 by and between the Company and Robert T. Harvey. Incorporated by reference to Exhibit 10.3 to Report on Form 8K filed with the SEC on January 18, 2005. *

Exhibit 10.20
Consultancy Agreement, dated as of January 15, 2005, by and between Dr. David Filer and the Company. Incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 1 to Form SB-2 filed with the SEC on January 5, 2006.*

Exhibit 10.21
Consultancy Agreement, dated as of January 15, 2005, by and between Pharm-Olam International Ltd. and the Company. Incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 1 to Form SB-2 filed with the SEC on January 5, 2006.*

Exhibit 10.22
Agreement, dated February 1, 2004, by and between Strategic Growth International Inc. and the Company. Incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 1 to Form SB-2 filed with the SEC on January 5, 2006.*

Exhibit 10.23
Letter Agreement, dated February 10, 2005, by and between Richard Berman and the Company. Incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 1 to Form SB-2 filed with the SEC on January 5, 2006.*

Exhibit 10.24
Employment Agreement, dated February 8, 2005, by and between Vafa Shahabi and the Company. Incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 1 to Form SB-2 filed with the SEC on January 5, 2006.*

Exhibit 10.25
Employment Agreement, dated March 1, 2005, by and between John Rothman and the Company. Incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 1 to Form SB-2 filed with the SEC on January 5, 2006.*

Exhibit 10.26
Clinical Research Services Agreement, dated April 6, 2005, between Pharm-Olam International Ltd. and the Company. Incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 1 to Form SB-2 filed with the SEC on January 5, 2006.*

Exhibit 10.27
Amendment to Consultancy Agreement, dated as of April 4, 2005, between LVEP Management LLC and the Company. Incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 1 to Form SB-2 filed with the SEC on January 5, 2006.*

Exhibit 10.28
Royalty Agreement, dated as of May 11, 2003, by and between Cobra Bio-Manufacturing PLC and the Company. Incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 1 to Form SB-2 filed with the SEC on January 5, 2006.*

Exhibit 10.29	Resignation Agreement between J. Todd Durbin and the Company, dated October 31, 2005. Incorporation by reference to Exhibit 10.1 to report on Form 8-K filed with the SEC on November 9, 2005. *

Exhibit 10.30
Second Amendment to Consulting Agreement between the Company and LVEP Management LLC, dated October 31, 2005.  Incorporation by reference to Exhibit 10.2 to Report on Form 8-K filed with the SEC on November 9, 2005. *

Exhibit 10.31
Letter of Agreement between the Company and the Investor Relations Group Inc., dated September 27, 2005. Incorporated by reference to Exhibit 10.31 to Post-Effective Amendment No. 1 to Form SB-2 filed with the SEC on January 5, 2006.*

Exhibit 10.32
Consulting Agreement between the Company and Freemind Group, LLC dated October 17, 2005. Incorporated by reference to Exhibit 10.32 to Post-Effective Amendment No. 1 to Form SB-2 filed with the SEC on January 5, 2006.

Exhibit 10.33
Strategic Collaboration and Long Term Vaccine Supply Agreement between the Company and Cobra Bio-Manufacturing PLC dated October 31, 2005. Incorporated by reference to Exhibit 10.33 to Post-Effective Amendment No. 1 to Form SB-2 filed with the SEC on January 5, 2006.*

Exhibit 14.1	Code of Ethics. Incorporated by reference to Exhibit 14.1 to Report on Form 8K filed with the SEC on November 18, 2004.

Exhibit 21.1	Advaxis, Inc., a Delaware corporation. Incorporated by reference to Exhibit 21.1 to Post-Effective Amendment No. 1 to Form SB-2 filed with the SEC on January 5, 2006.

Exhibit 24.1	Power of Attorney (Included on the signature page).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer (filed herewith).

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

______________
* Confidential Treatment sought.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Princeton, Mercer County, State of New Jersey, on the 5th day of January, 2006.

ADVAXIS, INC.

By:	/s/ Roni Appel
Roni Appel, Chief Financial Officer and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roni Appel as his true and lawful attorney-in-fact and agent, with full power of substitution for him in any and all capacities, to sign (1) any and all amendments to this report on Form KSB and (2) file the same with the Securities and Exchange Commission pursuant to Rule 462(b) under the Securities Act of 1933, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said, attorney-in-fact and agent all power and authority to do and to perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and affirming all that said attorney-in-fact and agent, or his substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ Roni Appel Roni Appel	Chief Executive Officer and Director (Principal Executive Officer)	January 25, 2006
/s/ Roni Appel Roni Appel	Chief Financial Officer (Principal Financial and Accounting Officer)	January 25, 2006
/s/ J. Todd Derbin J. Todd Derbin	Director	January 25, 2006
/s/ Thomas McKearn Thomas McKearn	Director	January 25, 2006
/s/ James Patton James Patton	Director	January 25, 2006
/s/ Richard Berman Richard Berman	Director	January 25, 2006

* By: /s/ Roni Appel
Roni Appel
Attorney-in-fact

Index of Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

Exhibit 3.1	Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 4.2 to Report on Form S-8 filed with the SEC on December 1, 2005.

Exhibit 3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.1 to Report on Form 8K filed with the SEC on December 27, 2004.

Exhibit 4.1	Form of Warrant issued to purchasers. Incorporated by reference to Exhibit 4.1 to Report on Form 8K filed with the SEC on November 18, 2004.

Exhibit 4.2	Form of Warrant issued to Placement Agent. Incorporated by reference to Exhibit 4.2 to Report on Form 8K filed with the SEC on November 18, 2004.

Exhibit 10.1
Share and Exchange Agreement, dated as of August 25, 2004, by and among the Company, Advaxis and the shareholders of Advaxis. Incorporated by reference to Exhibit 10.1 to Report on Form 8K filed with the SEC on November 18, 2004.

Exhibit 10.2
Form of Securities Purchase Agreement, by and among the Company and the purchasers listed as signatories thereto. Incorporated by reference to Exhibit 10.2 to Report on Form 8K filed with the SEC on November 18, 2004.

Exhibit 10.3
Form of Registration Rights Agreement, by and among the Company and the persons listed as signatories thereto. Incorporated by reference to Exhibit 10.3 to Report on Form 8K filed with the SEC on November 18, 2004.

Exhibit 10.4
Form of Standstill Agreement, by and among the Company and persons listed on Schedule 1 attached thereto. Incorporated by reference to Exhibit 10.4 to Report on Form 8K filed with the SEC on November 18, 2004.

Exhibit 10.5
Amended and Restated Employment Agreement, dated December 20, 2004, by and between the Company and J.Todd Derbin. Incorporated by reference to Exhibit 10.1 to Report on Form 8K filed with the SEC on December 23, 2004.

Exhibit 10.6	2004 Stock Option Plan of the Company. Incorporated by reference to Exhibit 4.1 to Report on Form S-8 filed with the SEC on December 1, 2005.

Exhibit 10.7	License Agreement, dated as of June 17, 2002, by and between Advaxis and The Trustees of the University of Pennsylvania. (1)

Exhibit 10.8	Non-Exclusive License and Bailment, dated as of March 17, 2004, between The Regents of the University of California and Advaxis, Inc. (1)

Exhibit 10.9	Consultancy Agreement, dated as of January 19, 2005, by and between LVEP Management, LLC. and the Company. (1)

Exhibit 10.10	Government Funding Agreement, dated as of April 5, 2004, by and between David Carpi and Advaxis, Inc. (1)

Exhibit 10.11	Amended and Restated Consulting and Placement Agreement, dated as of May28, 2003, by and between David Carpi and Advaxis, Inc., as amended. (1)

Exhibit 10.12	Consultancy Agreement, dated as of January 22, 2005, by and between Dr. Yvonne Paterson and Advaxis, Inc. (1)

Exhibit 10.13	Consultancy Agreement, dated as of March 15, 2003, by and between Dr. Joy A. Cavagnaro and Advaxis, Inc. (1)

Exhibit 10.14	Grant Writing Agreement, dated June 19, 2003, by and between DNA Bridges, Inc. and Adavaxis, Inc. (1)

Exhibit 10.15	Consulting Agreement, dated as of July 2, 2004, by and between Sentinel Consulting Corporation and Advaxis, Inc. (1)

Exhibit 10.16	Agreement, dated July 7, 2003, by and between Cobra Biomanufacturing PLC and Advaxis, Inc. (1)

Exhibit 10.17
Securities Purchase Agreement, dated as of January 12, 2005, by and between the Company and Harvest Advaxis LLC. Incorporated by reference to Exhibit 10.1 to Report on Form 8K filed with the SEC on January 18, 2005.

Exhibit 10.18
Registration Rights Agreement, dated as of January 12, 2005, by and between the Company and Harvest Advaxis LLC. Incorporated by reference to Exhibit 10.2 to Report on Form 8K filed with the SEC on January 18, 2005.

Exhibit 10.19	Letter Agreement, dated as of January 12, 2005 by and between the Company and Robert T. Harvey. Incorporated by reference to Exhibit 10.3 to Report on Form 8K filed with the SEC on January 18, 2005.

Exhibit 10.20	Consultancy Agreement, dated as of January 15, 2005, by and between Dr. David Filer and the Company. (1)

Exhibit 10.21	Consultancy Agreement, dated as of January 15, 2005, by and between Pharm-Olam International Ltd. and the Company. (1)

Exhibit 10.22	Agreement, dated February 1, 2004, by and between Strategic Growth International Inc. and the Company. (1)

Exhibit 10.23	Letter Agreement, dated February 10, 2005, by and between Richard Berman and the Company. (1)

Exhibit 10.24	Employment Agreement, dated February 8, 2005, by and between Vafa Shahabi and the Company. (1)

Exhibit 10.25	Employment Agreement, dated March 1, 2005, by and between John Rothman and the Company. (1)

Exhibit 10.26	Clinical Research Services Agreement, dated April 6, 2005, between Pharm-Olam International Ltd. and the Company. (2)

Exhibit 10.27	Amendment to Consultancy Agreement, dated as of April 4, 2005, between LVEP Management LLC and the Company (filed herewith).

Exhibit 10.28	Royalty Agreement, dated as of May 11, 2003, by and between Cobra Bio-Manufacturing PLC and the Company (2).

Exhibit 10.29	Resignation Agreement between J. Todd Durbin and the Company, dated October 31, 2005. Incorporation by reference from report on Form 8-K filed with the SEC on November 9, 2005.

Exhibit 10.30
Second Amendment to Consulting Agreement between the Company and LVEP Management LLC, dated October 31, 2005.  Incorporation by reference to Exhibit 10.2 to Report on Form 8-K filed with the SEC on November 9, 2005.

Exhibit 10.31	Letter of Agreement between the Company and the Investor Relations Group Inc., dated September 27, 2005. (3)

Exhibit 10.32	Consulting Agreement between the Company and Freemind Group, LLC dated October 17, 2005. (3)

Exhibit 10.33	Strategic Collaboration and Long Term Vaccine Supply Agreement between the Company and Cobra Bio-Manufacturing PLC dated October 31, 2005. (3)

Exhibit 14.1	Code of Ethics. Incorporated by reference to Exhibit 14.1 to Report on Form 8K filed with the SEC on November 18, 2004.

Exhibit 24.1	Power of Attorney (Included on the signature page).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer (filed herewith).

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

______________
* Confidential Treatment sought.
(1) Incorporated by reference to Amendment No. 1 Form SB-2 filed with the SEC on April 8, 2005.
(2) Incorporated by reference to Amendment No. 4 Form SB-2 filed with the SEC on June 9, 2005.
(3) Incorporated by reference to Post-Effective Amendment No. 1 Form SB-2 filed with the SEC on January 5, 2006.