Form 10QSB
period 2006-01-31
Advaxis, Inc.
filed 2006-03-16
CIK 1100397

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated Average burden Hours per response……136
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  January 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to ________________ to

Commission file number  000 28489

Advaxis, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado	841521955
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

The Technology Center of New Jersey, 675 Route 1, Suite 119, North Brunswick, NJ 08902
(Address of principal executive offices)

(732) 545-1590
(Issuer’s telephone number)

Great Expectations and Associates Inc.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 31, 2006:

38,167,028 shares outstanding of the Company’s Common Stock, par value $.001 per share

Transitional Small Business Disclosure Format (Check one): Yes ☐ No☒

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

ADVAXIS, INC.
(A Development Stage Company)
January 31, 2006

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Balance Sheet at January 31, 2006 (unaudited)	3

Condensed Statements of Operations for the three-month periods ended January 31, 2006 and 2005 and the period March 1, 2002 (inception) to January 31, 2006 (unaudited)	4

Condensed Cash Flow Statements for the three-month periods ended January 31, 2006 and 2005 and the period March 1, 2002 (inception) to January 31, 2006 (unaudited)	5

Notes to Condensed Financial Statements	7

Item 2. Plan of Operations	12

Item 3. Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6. Exhibits and Reports on Form 8-K	15

SIGNATURES	16

EXHIBITS
EX-31.1
Ex -32.1

PART I — FINANCIAL INFORMATION

Item 1- Financial Statements
ADVAXIS, INC.
(A Development Stage Company)
Condensed Balance Sheet
January 31, 2006

(Unaudited)
ASSETS

Current Asset - Cash	$1,805,640

Property and Equipment (net of accumulated depreciation of $11,513)	71,166

Intangible Assets (net of accumulated amortization of $62,817)	765,245

Other Assets	4,600

TOTAL ASSETS	$2,646,651

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts Payable	$686,570

Notes Payable - current portion	58,585

Total Current Liabilities	745,155

Notes Payable - net of current portion	443,000

Total Liabilities	1,188,155

Shareholders’ Equity:
Common Stock - $0.001 par value; authorized 500,000,000 shares, issued and outstanding 38,167,028	38,167
Additional Paid-In Capital	5,342,898

Deficit Accumulated During the Development Stage	(3,922,569)
Total Shareholders' Equity	1,458,496
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$2,646,651

See accompanying notes to condensed financial statements.

ADVAXIS, INC.
(A Developmental Stage Company)
Condensed Statement of Operations
(Unaudited)

	3 Months ended January 31,	3 Months ended January 31,	Period from March 1 2002 (Inception) to January 31,
	2006	2005	2006

Revenue	$329,928	$0	$1,003,202

Research & Development Expenses	385,107	218,951	2,228,991
General & Administrative Expenses	413,883	26,175	2,680,614
Total Operating Expenses	798,990	245,126	4,909,605

Interest Expense	1,008	2,968	29,736
Other Income	11,931	2,739	57,454

Net Loss	(458,139)	(245,355)	(3,878,685)

Dividends Attributable to preferred shares	--	--	43,884

Net Loss Applicable to Common Stock	$(458,139)	$(245,355)	$(3,922,569)

Net Loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.18)

Weighted Average Number of Shares Outstanding
basic and diluted	37,761,557	31,271,317	22,166,817

See accompanying notes to condensed financial statements.

ADVAXIS, INC.
(A Development Stage Company)
Condensed Statement of Cash Flows
(Unaudited)

	3 Months ended January 31,	3 Months ended January 31,	Period from March 1 2002 (Inception) to January 31,
	2006	2005	2006

OPERATING ACTIVITIES
Net Loss	$(458,139)	$(245,355)	$(3,878,685)
Adjustments to reconcile Net Loss
to net cash used in operations:
Value assigned to options given as payments to consultants and employees	52,190		141,407
Non-Cash Charges	112,870		279,647
Accrued Interest on Notes Payable	1,008	7,968	13,316
Value of Penalty Shares Issued			117,498
Depreciation Expense	4,081		11,513
Amortization expense	10,159	6,817	62,817
Increase in other assets		(2,450)	(4,600)
Increase (Decrease) in Accounts Payable	34,683	(356,756)	1,001,776
Net cash used in Operating Activities	(243,148)	(589,776)	(2,255,311)

INVESTING ACTIVITIES
Cash paid on acquisition of Great Expectations		(44,940)	(44,940)
Purchase of Property and Equipment	(2,102)		(82,679)
Cost of intangible assets	(24,316)	(203,460)	(740,981)
Net cash used in by Investing Activities	(26,418)	(248,400)	(868,600)

FINANCING ACTIVITIES
Proceeds from Notes Payable			671,224
Net Proceeds of Issuance of Preferred Stock			235,000
Net Proceeds of Issuance of Common Stock		4,023,327	4,023,327
Net cash provided by Financing Activities		4,023,327	4,929,551

Net increase (decrease) in cash	(269,566)	3,185,151	1,805,640
Cash at beginning of period	2,075,206	32,279
Cash at end of period	$1,805,640	$3,217,430	$1,805,640

See accompanying notes to condensed financial statements.

			SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

	3 Months ended January 31,	3 Months ended January 31,	Period from March 1, 2002 (Inception) to

	2006	2005	January 31, 2006

Common Stock issued to Founders			$40
Notes Payable and Accrued Interest
Converted to Preferred Stock			$15,969
Stock Dividend on Preferred Stock			$43,884
Notes Payable and Accrued Interest
Converted to Common Stock		$613,158	$613,158
Intangible Assets Acquired with Notes Payable			$360,000

ADVAXIS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The accompanying unaudited interm consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interm period.

Since inception through January 31, 2006, all of the Company’s revenue has been from grants. For the three-month period ended January 31, 2006, all of the revenue were received from three grants.

2. Stock-based Employee Compensation Expense

Effective November 1, 2005, the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Accounting for Stock-BasedPayment (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors for employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under the Accounting Principles Board Option No. 25, Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. The adoption of SFAS 123R may materially impact our future results of operations, although it will have no impact on our overall liquidity.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of November 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s Condensed Financial Statements for the three months ended January 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Financial Statements for prior periods have not been restated to reflect, and do not include the impact of SFAS 123(R). Stock-based compensation expense for the three months ended January 31, 2006 was $15,199, which consists of stock-based compensation expense related to employee stock options. There was no stock-based compensation expense for the three months ended January 31, 2005 for employee stock based awards in which goods or services were the consideration received for the equity instrument issued based on the fair value of the equity instrument in accordance with the previous accounting standard.

The Company has begun recognizing expense, in an amount equal to the fair value of share-based payments (stock option awards) on their date of grant, over the vesting period of the awards. Under the modified prospective method, compensation expense for the Company is recognized for all share based payments granted and vested on or after November 1, 2005 and all awards granted to employees prior to November 1, 2005 that were unvested on that date but vested in the quarter. Prior to the adoption of the fair value method, the Company accounted for stock-based compensation to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Therefore, compensation expense related to employee stock options was not reflected in operating expenses in any period prior to the first quarter of 2006 and prior period results have not been restated. In the first quarter of 2005, had the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of SFAS No. 123, Stock Option Expense would have totaled $18,573 and the effect on the Company’s net income and net income per share would have been as follows:

Three months ended January 31, 2005
Net loss, as reported	$(245,355)
Add: Stock-based employee compensation expense included in reported net loss	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(18,573)
Net loss, as reported
Pro forma net loss	$(263,928)

Net loss per share amounts; basic and diluted:
As reported	$(0.01)

Pro forma	$(0.01)

The fair value of each option granted from the Company’s stock option plans during the three months ended January 31, 2006 was estimated on the date of grant using the Black-Scholes option-pricing model. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s Common Stock price, (ii) the periods of time over which employees and Board Directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on the Company’s Common Stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives. Expected volatility for a development stage biotechnology company is very difficult to estimate as such management has based its estimate in part on actual movements in the Company’s stock price (0.06% volatility), the volatility of other companies in our industry and market size. Various factors and events may have a significant impact on the market price of our common stock as such factors out of managements control may lead to swings in the estimated volatility. Expected lives are based, in part, on the Company’s limited historical exercise experience with option grants and, in part, on to expected lives experience in other biotechnology companies. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.

2006
Expected volatility	30%
Expected Life	9+ years
Dividend yield	0
Risk-free interest rate	4.39

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that vested during the period. Stock-based compensation expense for the three months ended January 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to October 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment awards granted on or prior to October 31, 2005 will continue to be recognized using SFAS 123 option approach while compensation expense for all share-based payment awards granted subsequent to October 31, 2005 is recognized using SFAS 123 (R) single-option method. As stock-based compensation expense for the first fiscal 2006 quarter is based on awards granted and vested, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The Company’s 2002 Stock Option Plan, which allowed for grants up to 8,000 shares of the Company's common stock-was replaced by the Advaxis 2004 Option Plan (the “2004 Plan”), which allows for grants up to 2,381,525 shares of the Company's common stock. The board of directors, subject to the approval of the Company’s shareholders, adopted the 2005 Stock Option Plan (the “2005 Plan”), which allows for grants up to 5,600,000 shares of the Company's common stock. The 2004 Plan is, and the 2005 Plan will be, administered and interpreted by the Company's board of directors.

Both the 2004 and 2005 Plans provide for the grant of options to purchase shares of our common stock to employees, officers, directors and consultants. These options may be either “incentive stock options” or non-qualified options under the Federal tax laws.

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

Under both Plans no stock option may be transferred by an optionee (except when agreed to by the board or the administrator of the 2005 Plan) other than by will or the laws of descent and distribution, and, during the lifetime of an optionee, the option will be exercisable only by the optionee. In the event of termination of employment or engagement other than by death or disability, the optionee will have no more than three months after such termination during which the optionee shall be entitled to exercise the option, unless otherwise determined by the board of directors. If terminated by reason of death or permanent and total disability, the optionee’s options remain exercisable for one year to the extent the options were exercisable on the date of such termination. No similar limitation applies to options granted outside of the Plans.

Options granted under the Plans must be made by November 11, 2014 under the 2004 Plan and December 31, 2014 under the 2005 Plan. Under both Plans, the holders of incentive stock options, subject to a number of exceptions, cannot exercise these options more than ten years from the date of grant. Options granted under the Plan generally provide for the payment of the exercise price in cash and may provide for the payment of the exercise price by delivery to us of shares of common stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of these methods. Therefore, if it is provided in an optionee’s options, the optionee may be able to tender shares of common stock to purchase additional shares of common stock and may theoretically exercise all of his stock options with no additional investment other than the purchase of his original shares.

Any unexercised options that expire or that terminate upon an employee’s ceasing to be employed by us become available again for issuance under the Plan.

A summary of the status of the Company’s options for the three months ended January 31, 2006 is as follows:
	Shares	Weighted Average Exercise Price	Remaining Life Years	Aggregate Intrinsic Value
Balance at beginning of period	4,842,539	$0.27
Granted	1,233,179	$0.22
Cancelled or Expired	(116,641)	$0.37
Exercised	—	—
Outstanding at end of period	5,959,078	$0.26	8	$0

At January 31, 2006, the weighted exercise prices and weighted-average remaining contractual life of outstanding options were $0.26 and 8 years, respectively.

A summary of the status of the Company’s nonvested shares as of January 31, 2006, and changes during the three months ended January 31, 2006 is presented below:

	Number of Shares	Weighted-Average Fair Value at Grant Date	Weighted-Average Remaining Contractual Term (in years)
Non-vested shares at October 31, 2005	2,386,542	$0.29	8.5
Options granted	988,766	$0.22	10.0
Options vested	(316,448)	$0.25	8.5
Options forfeited or expired	—	$—	—
Non-vested shares at January 31, 2006	3,058,860	$0.26	8.6

As of January 31, 2006, there was approximately $317,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.38 years.

3. Subsequent Event:

On February 2, 2006, we entered into a Securities Purchase Agreement with Cornell Capital Partners, LP (“Cornell”) pursuant to which Cornell agreed to acquire $3,000,000 principal amount of the Company’s Secured Convertible Debentures due February 1, 2009 (the “Debentures”) at face amount, of which $1,500,000 principal amount was sold and issued with five year Warrants to purchase 4,200,000 shares of Common Stock at the price of $0.287 per share and five year B Warrants to purchase 300,000 shares of Common Stock at a price of $0.3444 per share. The $1,500,000 balance of the Debentures was paid for and issued on March 9, 2006.

The Debentures are convertible at a price equal to the lesser of (i) $0.287 per share (“Fixed Conversion Price”), or (ii) 95% of the lowest volume weighted average price of the Common Stock on the market on which the shares are listed or traded during the 30 trading days immediately preceding the date of conversion (“Market Conversion Price”). Interest is payable at maturity at the rate of 6% per annum in cash or shares of Common Stock valued at the conversion price then in effect.

The holder of the Debentures has agreed that (i) it will not convert the Debenture or exercise the Warrants if the effect of such conversion or exercise would result in its and its affiliates’ holdings of more than 4.9% of the outstanding shares of Common Stock, (ii) neither it nor its affiliates will maintain a short position or effect short sales of the Common Stock while the Debentures are outstanding, and (iii) no more than $300,000 principal amount of the Debenture may be converted at the Market Conversion Price during a calendar month.

The Company may call the Debentures for redemption at the Redemption Price at any time or from time to time but not more than $500,000 principal amount may be called during any 30 consecutive day period. The Redemption Price will be 120% of the principal redeemed plus accrued interest. The Company has also granted the holder an 18-month right of first refusal assuming the Debentures are still outstanding with respect to the Company’s issuance or sale of shares of capital stock, options, warrants or other convertible securities. It has also agreed at its expense to register under the Securities Act of 1933, as amended (the “Act”) for reoffering by the holders of the Debentures and of the Warrants and B Warrants the shares of Common Stock received upon conversion or exercise.

The Company has granted the holders a first security interest on its assets as security for payment of the Company’s obligations. The Company has agreed that in the event due to no fault of the holder the registration statement has not been filed under the Act by March 9, 2005 or be declared effective by the Securities Exchange Commission by June 2, 2006 or, if declared effective, sales of the registered shares cannot been made as a result of failure to provide material information or to keep the registration statement current, it will pay to the holders in cash or shares of Common Stock liquidated damages equal to 2% of the principal amount of Debentures then outstanding plus accrued interest for each 30-day period thereafter but not to exceed an aggregate of $600,000.

The Company has also agreed that as long as there is outstanding at least $500,000 principal amount of Debentures it would not, without the consent of the holder, issue or sell any securities at a price or warrants, options or convertible securities with an exercise or conversion price less than the bid price, as defined, immediately prior to the issuance; grant a further security interest in its assets or file a registration statement on Form S-8.

In the event of a Debenture default the Debenture shall, at the holder’s election, become immediately due and payable in cash or, at the holder’s option, in shares of Common Stock or may be converted into shares of Common Stock. Events of default include failure to pay principal when due or interest within five days following due date; failure to cure breaches or defaults of covenants, agreements or warrants within 10 days following written notice of such breach or default; the entry into a change of control transaction meaning (A) the acquisition of effective control of more than 50% of the outstanding voting securities by an individual or group (not including the holder or its affiliates), or (B) the replacement of more than one-half of the Directors not approved by a majority of the Company’s directors as of February 2, 2006 or by directors appointed by such directors or (C) the Company entering into an agreement to effect any of the foregoing; bankruptcy or insolvency acts; breach or default which results in acceleration of the maturity of other debentures, mortgages or credit facilities, indebtedness or factor agreements involving outstanding principal of at least $100,000; breach of the Registration Rights Agreement as to the scheduled filing, or effectiveness, and maintaining effectiveness of the registration statement which results in an inability to sell shares by holder for a designated period; failure to maintain the eligibility of the Common Stock to trade or the Over-the-Counter Bulletin Board, and failure to make delivery within five trading days of certificates for shares to be issued upon conversion for four trading days after the conversion or the date the Company publicly announces its intention not to comply with requests for conversion in accordance with the Debenture terms.

The Company paid Yorkville Advisor, LLC a fee of 8% of the principal amount of the Debentures sold and structuring and due diligence fees of $15,000 and $5,000, respectively. The amount paid to Yorkville Advisor, LLC in connection with the Debentures will be charged to additional interest expense over the three-year term of the Debentures since Yorkville is related to the holders of the Debentures by virtue of common ownership.

The net proceeds after deducting legal and accounting fees and other expenses, will be used for working capital including Phase I and initiation of Phase II testing of its Lovoxin C, its first Listeria cancer immunotherapy in cervical cancer patients, and acceleration of pre clinical testing for several pipeline vaccines including Lovaxin B and Lovaxin S for breast and ovarian cancer, respectively.

The Company intends to allocate the proceeds from the sale of the Debentures between the relative fair values of the warrants and the debt. The fair value of the warrants is anticipated to be calculated using the Black-Scholes valuation model with the following assumptions: (i) 4,200,000 warrants at market price of common stock on the date of grant of $0.287 per share, and (ii) 300,000 warrants at the market price of common stock of $0.3444 per share both at risk-free interest rate of 4.49%, expected volatility of 30% and expected life of five years. The resulting fair value of the warrants will be recorded as a debt discount. The Company will calculate the fair value of the beneficial conversion feature related to the remaining proceeds to be allocated to the debt portion of the Convertible Debentures. This calculation will result in a beneficial conversion feature. Accordingly, the Company expects to record the beneficial conversion as an additional debt discount. The total debt discount will be amortized to interest expense over the three-year term of the Convertible Debentures. If the total debt discount exceeds the principal amount of the Debentures the excess amount will be charged to interest expense.

In accounting for the convertible debentures and the warrants described above and all outstanding warrants, the Company considered the guidance contained in EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock," and SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.” In accordance with the guidance provided in EITF 00-19, the Company determined that the conversion feature of the convertible debentures represents an embedded derivative since the debenture is convertible into a variable number of shares based upon the conversion formula and the conversion clause allowing cash or shares of common stock in payment to the debenture holders. Accordingly, the convertible debentures are not considered to be “conventional” convertible debt under EITF 00-19 and thus the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability.

The Company anticipates calculating the fair value of the embedded conversion of the company’s above mentioned Debentures in addition to all the outstanding warrants to be recorded as a liability on the end of the second quarter April 30, 2006. It is anticipated initially a significant non-cash expense in establishment of the liabilities related to the warrants and embedded conversion feature in the Company’s second quarter will be recorded. The fair value of the warrants will be calculated using the Black-Scholes valuation model based on the market price of common stock on the date of grant, exercise price of warrants of each outstanding warrant, risk-free interest rate, expected volatility of and expected life. The Company is required to re-measure the fair value of the warrants and the conversion feature at each reporting period until the risk of the potential conversion of shares to convert the Debenture do not exceed the authorized shares of the company. Accordingly, the Company will measure the fair value of the warrants at each reporting date using the Black-Scholes valuation model based on the current assumptions at that point in time. This calculation may result in a fair market value different than the April reporting period. The increase or decrease in the fair market value of the warrants at each period will result in a non-cash income or loss to the other income or loss line item in the Statement of Operations along with a corresponding change in liability.

Upon full payment of the Debentures (through repayment and conversion to equity) the fair value of the warrants on that date will be reclassified to equity.

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

We have no customers. We are in the development stage and focus our initial development efforts on six lead compounds. In February 2006 we received governmental approvals in Mexico, Israel and Serbia to commence in those countries a Phase I clinical study of Lovaxin C, a vaccine with a potential for treatment of cervical and neck cancer.

Our revenues, primarily grants received from the National Institute of Health (“NIH”) amounted to $329,928 for the three months ended January 31, 2006.

Research and development expenses, which principally comprise production costs of our vaccines, laboratory supplies, wages, consulting and toxicology studies and are recognized as expenses as incurred, amounted to $385,107 for the three months ended January 31, 2006. During the year ending October 31, 2006 and beyond, we anticipate that our research and development expenses will increase as a result of our expanded development and commercialization efforts related to toxicology studies, clinical trials, and product development, as well as expenses to be incurred in the development of strategic and other relationships required ultimately for the licensing, manufacture and distribution of our product candidates.

At January 31, 2006, our cash balance was $1,805,640, and our working capital was $1,065,085. In February and early March we realized net proceeds of approximately $2,600,000 from the sale to an investor of our 6% Secured Convertible Debentures in the principal amount of $3,000,000.

We intend to use our available cash and resources during the next 12 months to conduct Phase I clinical trials in cervical cancer using Lovaxin C, one of our lead product candidates in development using our Listeria System, expand our research and development team, to further develop Lovaxin B (our Listeria vaccine directed toward treatment of breast cancer), and Lovaxin P (our Listeria vaccine directed toward treatment of prostate cancer) as well as several additional Listeria based vaccines for the treatment of cancer, and to expand our manufacturing capabilities and strategic activities.

During the next 12 to 24 months, we anticipate our strategic focus on several objectives, particicuarly:

Initiate and complete Phase I clinical study of Lovaxin C;

Continue pre-clinical development of our other products;

Continue research to expand our technology platform.

We have purchased laboratory and office equipment totaling $82,679 since inception and expect to purchase some additional equipment. We hired three fulltime employees and expect to hire up to three additional employees, primarily in the research and development areas.

Our long-term funding requirements will require us to seek additional capital through (i) the sale of our equity or debt securities, (ii) financial arrangements with corporate and other partners, and (iii) increased license fees and milestone payments and research collaboration fees in the event we enter into research collaborations arrangements with third parties. We may not be successful, which will depend on several factors, including financial market conditions, in raising sufficient additional capital for our long-term requirements. In such event, our business, prospects, financial condition and results of operations could be materially adversely affected.

Off-balance sheet arrangements.

We are party to a license agreement, dated June 17, 2002, as amended, between Advaxis and The Trustees of the University of Pennsylvania, pursuant to which Advaxis has agreed to pay, an aggregate of $482,000 in licensing fees in three annual installments on December 15, 2005, 2006 and 2007, respectively or upon achieving certain financing milestones. In addition, commencing with the first commercial sale of our products covered by the license product Advaxis is to pay a royalty of $525,000 over a four-year period and annual license maintenance fees ranging from $25,000 to $125,000 per year. We do not expect that the first commercial sale will occur prior to 2011.

Item 3. Controls and Procedures.

As of the end of the period covered by this report, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934), the Chief Executive Officer and Chief Financial Officer of the Company has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the rules and forms of the Securities and Exchange Commission.

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

Sanofi Aventis has filed trademark opposition proceedings in the United States Patent and Trademark Office against our trademark applications Serial Nos. 78/252527 and 78/252586 related to the trademark of “Advaxis”.  The opposition proceedings are in the early stages and it is impossible to assess the merits at this point.

We had received written notice from the European Patent Office that Cerus Corporation (Cerus) has filed an Opposition against European Patent Application Number 0790835 (EP 835 Patent) which was granted by the European Patent Office and which is assigned to The Trustees of the University of Pennsylvania and exclusively licensed to us. We are defending against Cerus’ allegations in the Opposition that the EP 835 Patent, which claims a vaccine for inducing a tumor specific antigen with recombinant live Listeria, is deficient because of (i) insufficient disclosure in the specifications of the granted claims, (ii) the inclusion of additional subject matter in the granted claims, and (iii) a lack of inventive steps of the granted claims of the EP 835 Patent. We plan to vigorously defend the claims.

The Opposition is in the early stages and, as yet, we are unable to evaluate the merits, if any, of Opposition. If the European Patent Office rules that the allegations are correct in whole or in part, and such ruling is upheld on appeal, our patent position in Europe may be eroded to the degree that the claims of the patent are narrowed or not allowed. The likely result of this decision will be increased competition for us in the European market for recombinant live Listeria based vaccines. Regardless of the outcome of the Opposition proceeding, we believe that our freedom to operate for our recombinant live Listeria based vaccine products will not be diminished.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended January 31, 2006: we issued 177,422 share of common stock to our employees as bonuses and 303,178 shares of common stock to consultants and service providers in payment for their services. The recipients agreed that no transfer of the shares may be effected unless registered under the Securities Act of 1933, as amended or exempt from registration.

The issuances were exempt from registration under the Act by virtue of the provisions of 4(2) thereof.

Item 6. Exhibits

(a) Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) No Reports in Form 8-K were filed since October 31, 2005, except as follows:
i.	Report on Form 8-K filed November 9, 2005 relating to items: 5.02 and 9.01.
ii.	Report on Form 8-K filed February 8, 2006 relating to items: 1.01, 2.03, 3.02 and 9.01.
iii.	Report on Form 8-K filed February 24, 2006 relating to items: 8.01 and 9.01.
iv.	Report on Form 8-K filed March 10, 2006 relating to items: 8.01 and 9.01.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Advaxis, Inc. Registrant

Date: March 16, 2006	By:	/s/ Roni Appel
Roni Appel
President, Chief Executive Officer and Chief Financial Officer