Form 10QSB
period 2006-04-30
Advaxis, Inc.
filed 2006-06-14
CIK 1100397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to ________________ to

Commission file number  000 28489

Advaxis, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	841521955
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

The Technology Center of New Jersey, 675 Route 1, Suite 119, North Brunswick, NJ 08902
(Address of principal executive offices)

(732) 545-1590
(Issuer’s telephone number)

Great Expectations and Associates Inc.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 30, 2006:

38,423,007 shares outstanding of the Company’s Common Stock, par value $.001 per share

Transitional Small Business Disclosure Format (Check one): Yes ☐ No☒

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

ADVAXIS, INC.
(A Development Stage Company)
April 30, 2006

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements	2

Condensed Balance Sheet at April 30, 2006 (unaudited)	2

Condensed Statements of Operations for the three and six-month periods ended April 30, 2006 and 2005 and the period March 1, 2002 (inception) to April 30, 2006 (unaudited)	3

Condensed Cash Flow Statements for the six-month periods ended April 30, 2006 and 2005 and the period March 1, 2002 (inception) to April 30, 2006 (unaudited)	4

Notes to Condensed Financial Statements	6

Item 2. Plan of Operations	12

Item 3. Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6. Exhibits and Reports on Form 8-K	15

SIGNATURES	16

EXHIBITS
EX-10(a)
EX-31.1
Ex -32.1

PART I — FINANCIAL INFORMATION

Item 1- Financial Statements
ADVAXIS, INC.
(A Development Stage Company)
Condensed Balance Sheet

April 30, 2006
(Unaudited)
ASSETS

Current Assets:
Cash	$3,768,245
Prepaid expenses	28,862

Total Current Assets	3,797,107

Property and Equipment (net of accumulated depreciation of $15,721)	69,928

Intangible Assets (net of accumulated amortization of $70,206)	794,429

Deferred Financing Costs (net of accumulated amortization of $17,042)	242,958

Other Assets	6,689

TOTAL ASSETS	$4,911,111

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$606,578

Accrued expenses	214,777

Notes payable - current portion	59,560

Total Current Liabilities	880,915

Interest payable	34,274

Notes payable - net of current portion	443,000

Convertible Secured Debentures	2,332,836

Embedded Derivative Liability	602,688

Common Stock Warrants Liability	355,050

Total Liabilities	4,648,763

Shareholders’ Equity:
Common Stock - $0.001 par value; authorized 500,000,000 shares, issued and outstanding 38,423,007	38,423
Additional Paid-In Capital	5,453,118

Deficit accumulated during the development stage	(5,229,193)
Total Shareholders' Equity	262,348
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$4,911,111

See accompanying notes to condensed financial statements.

ADVAXIS, INC.
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

	3 Months Ended April 30,	3 Months ended April 30,	6 Months Ended April 30,	6 Months Ended April 30,	Period from March 1, 2002 (Inception) to April 30,
	2006	2005	2006	2005	2006

Revenue	$67,384	$-	$397,312	$-	$1,070,586

Research & Development Expenses	450,826	345,554	835,933	564,505	2,679,817
General & Administrative Expenses	603,688	376,802	1,017,571	402,977	3,284,303
Total Operating expenses	1,054,514	722,356	1,853,504	967,482	5,964,120

Loss from Operations	(987,130)	(722,356)	(1,456,192)	(967,482)	(4,893,534)

Other Income (expense):
Interest expense	(113,001)	(2,323)	(114,009)	(5,291)	(142,737)
Other Income	23,431	11,173	35,362	13,912	80,885
Net changes in fair value of common stock warrant liability and embedded derivative liability	(229,923)	-	(229,923)	-	(229,923)
Net loss	(1,306,623)	(713,506)	(1,764,762)	(958,861)	(5,185,309)

Dividends attributable to preferred shares	-	-	-	-	43,884

Net loss applicable to Common Stock	$(1,306,623)	$(713,506)	$(1,764,762)	$(958,861)	$(5,229,193)

Net loss per share, basic and diluted	$(0.03)	$(0.02)	$(0.05)	$(0.03)	$(0.23)

Weighted average number of shares outstanding basic and diluted	38,259,006	37,103,991	38,000,975	34,093,549	23,108,441

See accompanying notes to condensed financial statements.

ADVAXIS, INC.
(A Development Stage Company)
Condensed Statement of Cash Flows
(Unaudited)
	6 Months ended April 30,	6 Months ended April 30,	Period from March 1 2002 (Inception) to April 30,
	2006	2005	2006
OPERATING ACTIVITIES
Net loss	$(1,764,762)	$(958,861)	$(5,185,308)
Adjustments to reconcile net loss
to net cash used in operating activities:
Non-cash charges as payments to consultants and employees for options and stock	275,536	152,292	531,530
Amortization of deferred financing costs	17,042	-	17,042
Non cash interest expense	60,651	-	60,651
Accrued interest on notes payable	36,257	10,291	48,565
Loss on change in value of warrants and embedded derivative	229,923	-	229,923
Value of penalty shares issued	-	-	117,498
Depreciation expense	8,289	-	15,721
Amortization expense of intangibles	20,719	15,477	73,377
Increase in prepaid expenses	(28,862)	-	(28,862)
Increase in other assets	(2,090)	(2,450)	(6,690)
Increase (decrease) in accounts payable	(45,309)	(290,359)	921,784
Increase in accrued expenses	214,777	-	214,777
Net cash used in operating activities	(977,829)	(1,073,610)	(2,989,992)

INVESTING ACTIVITIES
Cash paid on acquisition of Great Expectations	-	(44,940)	(44,940)
Purchase of property and equipment	(5,072)	(58,638)	(85,649)
Cost of intangible assets	(64,060)	(210,876)	(780,725)
Net cash (used) in Investing Activities	(69,132)	(314,454)	(911,314)

FINANCING ACTIVITIES
Proceeds from convertible secured debenture	3,000,000	-	3,000,000
Cash paid for deferred financing costs	(260,000)	-	(260,000)
Proceeds from notes payable	-	-	671,224
Net proceeds of issuance of Preferred Stock	-	-	235,000
Net proceeds of issuance of Common Stock	-	4,023,327	4,023,327
Net cash provided by Financing Activities	2,740,000	4,023,327	7,669,551

Net increase in cash	1,693,039	2,635,263	3,768,245
Cash at beginning of period	2,075,206	32,279	-
Cash at end of period	$3,768,245	$2,667,542	$3,768,245

			SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
	6 Months ended April 30,	6 Months ended April 30,	Period from March 1, 2002 (Inception) to
	2006	2005	April 30, 2006

Common Stock issued to Founders	$-	$-	$40
Notes payable and accrued interest
converted to Preferred Stock	$-	$-	$15,969
Stock dividend on Preferred Stock	$-	$-	$43,884
Notes payable and accrued interest
converted to Common Stock	$-	$613,158	$613,158
Intangible assets acquired with notes payable	$-	$-	$360,000
Debt discount in connection with recording the original value of the embedded derivative liability	$512,865	$-	$512,865
Allocation of the original secured convertible debentures to warrants	$214,950	$-	$214,950

See accompanying notes to condensed financial statements.

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

The accompanying unaudited interim condensed financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim period. These interim Financial Statements should be read in conjunction with the Company's Financial Statements and Notes for the year ended October 31, 2005 filed on form 10-KSB.

Since inception through April 30, 2006, all of the Company’s revenue has been from grants. For the three and six-month periods ended April 30, 2006, all of the revenue was received from three National Institute of Health (“NIH”) grants.

2. Stock-based Employee Compensation Expense

Effective November 1, 2005, the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Accounting for Stock-Based Payment (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors for employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under the Accounting Principles Board Option No. 25, Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. The adoption of SFAS 123R may materially impact our future results of operations, although it will have no impact on our overall liquidity.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of November 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s Condensed Financial Statements for the six months ended April 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Financial Statements for prior periods have not been restated to reflect, and do not include the impact of SFAS 123(R). Stock-based compensation expense for the three and six months ended April 30, 2006 was $18,911 and $34,110, respectively which consists of stock-based compensation expense related to employee and director stock options. Stock-based compensation expense was not reflected for the three months and six months ended April 30, 2005 for employee stock based awards in which goods or services were the consideration received for the equity instrument issued based on the fair value of the equity instrument in accordance with the previous accounting standard.

The Company has begun recognizing expense, in an amount equal to the fair value of share-based payments (stock option awards) on their date of grant, over the vesting period of the awards. Under the modified prospective method, compensation expense for the Company is recognized for all share based payments granted and vested on or after November 1, 2005 and all awards granted to employees prior to November 1, 2005 that were unvested on that date but vested in the period. Prior to the adoption of the fair value method, the Company accounted for stock-based compensation to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Therefore, compensation expense related to employee stock options was not reflected in operating expenses in any period prior to the first quarter of 2006 and prior period results have not been restated. In the three months and six months ended April 30, 2005, had the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of SFAS No. 123, Stock Option Expense would have totaled $43,649 and $62,222 respectively, and the effect on the Company’s net income and net income per share would have been as follows:

	Three Months ended April 30, 2005	Six months Ended April 30, 2005
Net loss, as reported	$(713,505)	$(958,861)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(43,649)	(62,222)
Net loss, as reported
Pro forma net loss	$(757,154)	$(1,021,083)

Net loss per share amounts; basic and diluted:
As reported	$(0.02)	$(0.03)

Pro forma	$(0.02)	$(0.03)

The fair value of each option granted from the Company’s stock option plans during the three and six months ended April 30, 2006 was estimated on the date of grant using the Black-Scholes option-pricing model. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s Common Stock price, (ii) the periods of time over which employees and Board Directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on the Company’s Common Stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives. Expected volatility for a development stage biotechnology company is very difficult to estimate as such; management has based its estimate in part on actual movements in the Company’s stock price (0.06%to 0.12% volatility), and used the volatility of other companies in our industry and market size for the periods in which our stock was not traded. Various factors and events may have a significant impact on the market price of our common stock as such factors out of managements control may lead to swings in the estimated volatility. Expected lives are based using the simplified method for estimating the expected life. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.

2006
Expected volatility	30%
Expected Life	9+ years
Dividend yield	0
Risk-free interest rate	5%

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that vested during the period. Stock-based compensation expense for the three and six months ended April 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2005 is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to October 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment awards granted on or prior to October 31, 2005 will continue to be recognized using SFAS 123 option approach while compensation expense for all share-based payment awards granted subsequent to October 31, 2005 is recognized using SFAS 123 (R) single-option attribution method. As stock-based compensation expense for the first and second fiscal 2006 quarter is based on awards granted and vested, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The Company’s 2002 Stock Option Plan, which allowed for grants up to 8,000 shares of the Company's common stock-was replaced by the Advaxis 2004 Option Plan (the “2004 Plan”), which allows for grants up to 2,381,525 shares of the Company's common stock. The board of directors and the Company’s shareholders approved and adopted the 2005 Stock Option Plan (the “2005 Plan”), which allows for grants up to an additional 5,600,000 shares of the Company's common stock. The 2004 Plan and the 2005 Plan are administered and interpreted by the Company's board of directors.

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

Under both Plans a stock option may not be transferred by an optionee other than by will or the laws of descent and distribution, and, during the lifetime of an optionee, the option will be exercisable only by the optionee. In the event of termination of employment or engagement other than by death or disability, the optionee will have no more than three months after such termination during which the optionee shall be entitled to exercise the option to the extent then exercisable, unless otherwise determined by the board of directors. If terminated by reason of death or permanent and total disability, the optionee’s options remain exercisable for one year to the extent the options were exercisable on the date of such termination.

Options granted under the Plans must be made by November 11, 2014 under the 2004 Plan and December 31, 2014 under the 2005 Plan. Under both Plans, the holders of incentive stock options cannot exercise these options more than ten years from the date of grant. Options granted under the Plan generally provide for the payment of the exercise price in cash or by delivery to us of shares of common stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of these methods. Therefore, if it is provided in an optionee’s options, the optionee may be able to tender shares of common stock to purchase additional shares of common stock and may theoretically exercise all of his stock options with no additional investment other than the purchase of his original shares.

Any unexercised options that expire or that terminate upon an employee’s ceasing to be employed by us become available again for issuance under the Plan.

A summary of the grants, cancellations and expirations (none were exercised) of the Company’s outstanding options for the three ended January 31, 2006 and six months ended April 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Remaining Life In Years	Aggregate Intrinsic Value
Outstanding as of October 31, 2005	4,842,539	$0.27
Granted	1,233,179	$0.22
Cancelled or Expired	(116,641)	$0.37
Exercised	—	—
Outstanding as of January 31, 2006	5,959,078	$0.26	8	$1,522,302
Granted	600,000	$0.27	9.8	162,000
Cancelled or Expired	—	—
Exercised	—	—
Outstanding as of April 30, 2006	6,559,078	$0.26	8.91	1,684,302
Options vested and exercisable at April 30, 2006	3,237,889	$0.25	8.0	$804,130

At April 30, 2006, the weighted prices and weighted-average remaining contractual life of outstanding options were $0.26 and 8 years, respectively.

A summary of the status of the Company’s nonvested shares as of April 30, 2006, and changes during the three months ended January 31, 2006 and six months ended April 30, 2006 are presented below:

	Number of Shares	Weighted- Average Fair Value at Grant Date	Weighted- Average Remaining Contractual Term (in years)
Non-vested shares at October 31, 2005	2,386,542	0.29	8.5
Options granted	988,766	$0.22	10.0
Options vested	(316,448)	$0.25	8.5
Options forfeited or expired	—	$—	—
Non-vested shares at January 31, 2006	3,058,860	$0.26	8.6

Options granted	600,000	$0.27	9.8
Options vested	(337,671)	$0.27	8.1
Options forfeited or expired	—	$—	—
Non-vested shares at April 30, 2006	3,321,189	$0.26	8.6

As of April 30, 2006, there was approximately $454,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.6 years.

3. Secured Convertible Debenture:

Pursuant to a Securities Purchase Agreement dated February 2, 2006, we issued to Cornell Capital Partners, LP (“Cornell”) $3,000,000 principal amount of the Company’s Secured Convertible Debentures due February 1, 2009 (the “Debentures”) at face amount, and five year Warrants to purchase 4,200,000 shares of Common Stock at the price of $0.287 per share and five year B Warrants to purchase 300,000 shares of Common Stock at a price of $0.3444 per share.

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

Cornell has agreed that (i) it will not convert the Debenture or exercise the Warrants if the effect of such conversion or exercise would result in its and its affiliates’ holdings of more than 4.9% of the outstanding shares of Common Stock, (ii) neither it nor its affiliates will maintain a short position or effect short sales of the Common Stock while the Debentures are outstanding, and (iii) no more than $300,000 principal amount of the Debenture may be converted at the Market Conversion Price during a calendar month.

The Company may call the Debentures for redemption at the Redemption Price at any time or from time to time but not more than $500,000 principal amount may be called during any 30 consecutive day period. The Redemption Price will be 120% of the principal redeemed plus accrued interest. The Company has also granted the holder an 18-month right of first refusal assuming the Debentures are still outstanding with respect to the Company’s issuance or sale of shares of capital stock, options, warrants or other convertible securities. Pursuant to Registration Rights Agreement, the Company has registered at its expense under the Securities Act of 1933, as amended (the “Act”) for reoffering by the holders of the Debentures and of the Warrants and B Warrants shares of Common Stock received upon conversion or exercise.

The Company has granted the holders a first security interest on its assets as security for payment of the Company’s obligations.

The Company has also agreed that as long as there is outstanding at least $500,000 principal amount of Debentures it would not, without the consent of the Debenture holder, issue or sell any securities at a price or warrants, options or convertible securities with an exercise or conversion price less than the bid price, as defined, immediately prior to the issuance; grant a further security interest in its assets or file a registration statement on Form S-8.

In the event of a Debenture default the Debenture shall, at the holder’s election, become immediately due and payable in cash or, at the holder’s option, may be converted into shares of Common Stock. Events of default include failure to pay principal when due or interest within five days following due date; failure to cure breaches or defaults of covenants, agreements or warrants within 10 days following written notice of such breach or default; the entry into a change of control transaction meaning (A) the acquisition of effective control of more than 50% of the outstanding voting securities by an individual or group (not including the holder or its affiliates), or (B) the replacement of more than one-half of the Directors not approved by a majority of the Company’s directors as of February 2, 2006 or by directors appointed by such directors or (C) the Company entering into an agreement to effect any of the foregoing; bankruptcy or insolvency acts; breach or default which results in acceleration of the maturity of other debentures, mortgages or credit facilities, indebtedness or factor agreements involving outstanding principal of at least $100,000; breach of the Registration Rights Agreement as to the maintaining effectiveness of the registration statement which results in an inability to sell shares by holder for a designated period; failure to maintain the eligibility of the Common Stock to trade on at least the Over-the-Counter Bulletin Board, and failure to make delivery within five trading days of certificates for shares to be issued upon conversion or the date the Company publicly announces its intention not to comply with requests for conversion in accordance with the Debenture terms.

The Company paid Yorkville Advisor, LLC a fee of 8% of the principal amount of the Debentures sold or $240,000 and structuring and due diligence fees of $15,000 and $5,000, respectively. The amount paid to Yorkville Advisor, LLC in connection with the Debentures was capitalized and charged to interest expense over the three-year term of the Debentures since Yorkville is related to the holders of the Debentures by virtue of common ownership. The amount charged as interest for the three months April 30, 2006 was $17,042.

The net proceeds after deducting legal and accounting fees and other expenses, will be used for working capital including Phase I and initiation of Phase II testing of its Lovaxin C, its first Listeria cancer immunotherapy in cervical cancer patients, and acceleration of pre clinical testing for several pipeline vaccines including Lovaxin B and Lovaxin S for breast and ovarian cancer, respectively.

The Company allocated the proceeds from the sale of the Debentures between the relative fair values at the date of origination of the sale for the warrants, embedded derivative and the debenture. The fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 4,200,000 warrants at market price of common stock on the date of sale of $0.21 per share, exercise price of $0.287 and (ii) 300,000 warrants at the market price of common stock of $0.21 per share, exercise price of $0.3444 both at risk-free interest rate of 4.5%, expected volatility of 30% and expected life of five years. The fair value of the warrants of $214,950 was recorded as a reduction to the Debenture liability and will be amortized over the loan period and charged to interest expense. The portion of the fair value of the warrants charged to interest expense for the three months April was $17,912.

In accounting for the Debentures and the warrants described above the Company considered the guidance contained in EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock," and SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.” In accordance with the guidance provided in EITF 00-19, the Company determined that the conversion feature of the convertible debentures represents an embedded derivative since the debenture is convertible into a variable number of shares based upon the conversion formula. Accordingly, the convertible debentures are not considered to be “conventional” convertible debt under EITF 00-19 and thus the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability.

The Company is required to measure the fair value of the warrants and the embedded conversion feature to be calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished.

The fair value on the date of origination of the embedded conversion feature allocated to the Debentures liability was based the Black-Scholes valuation model with the following assumptions: (i) the conversion price equal to 95% of the lowest volume weighted average price of the Common Stock on the market on which the shares are listed or traded during the 30 trading days immediately preceding the date of conversion or $0.2293 during the quarter ending April 30, 2006 (most beneficial conversion rate), (ii) fair value of the underlying share price at the grant date, (iii) the risk free interest rate of 4.5%, (iv) expected volatility of 30% and (v) expected life of three years. The fair value of the embedded conversion feature of $512,865 was recorded as a reduction to the Debenture liability and will be amortized over the loan period and charged to interest expense. The portion of the fair value of the embedded conversion feature charged to interest expense for the three months ended April 30, 2006 was $42,739.

Convertible Secured Debenture due February 1, 2009: 6% per annum	$3,000,000
Common Stock Warrant liability	($214,950)
Embedded derivative liability	($512,865)
Convertible Debenture as the date of sale	$2,272,185
Amortization of discount on warrants & embedded feature as of April 30, 2006	$60,651
Convertible Secured Debenture Liability as of April 30, 2006	$2,332,836

The Company will be required to continue to measure the fair value of the warrants and embedded conversion feature at each reporting date using the Black-Scholes valuation model based on the current assumptions at that point in time. This calculation may result in a fair market value different than the previous reporting period. The increase or decrease in the fair market value of the warrants and embedded conversion feature at each period may result in a non-cash income or loss to the other income or loss line item in the Statement of Operations along with a corresponding change in liability.

The fair value of the warrants calculated using the Black-Scholes valuation model on the reporting date April 30, 2006 with the following assumptions: (i) 4,200,000 warrants at market price of common stock on the date of sale of $0.26 per share, exercise price of $0.287 and (ii) 300,000 warrants at the market price of common stock of $0.26 per share, exercise price of $0.3444. Both sets of options have a risk-free interest rate of 4.92%, expected volatility of 30% and expected life of 4.75 years. This results in an increase of $140,100 over the $214,950 recorded on the date of sale. This increase of the fair value of the warrants was charged to the profit and loss as an other expense: Net Changes in Fair Value and the offset was credited to common stock warrants liability.

The Company is also required to measure the fair value of the embedded conversion feature allocated to the Debentures liability was based the Black-Scholes valuation model on the date of each reporting period. On April 30, 2006 the fair value of this feature was based on the following assumptions: (i) the conversion price equal to 95% of the lowest volume weighted average price of the Common Stock on the market on which the shares are listed or traded during the 30 trading days immediately preceding the date of conversion or $0.2534 on April 30, 2006, (ii) the market price, (iii) the risk free interest rate of 4.92%, (iv) expected volatility of 30% and (v) expected life of 2.667 years. The fair value of the embedded conversion feature was $602,688 or an increase of $89,823 over the $512,865 recorded as a on the date of sale. This increase of the fair value of the feature was charged to the profit and loss as an other expense: Net Changes in Fair Value and the offset was credited to embedded derivative liability.

Upon full payment of the Debentures (through repayment or conversion to equity) the fair value of the warrants on that date will be reclassified to equity.

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

Plan of Operations

We were originally incorporated in the state of Colorado on June 5, 1987 under the name Great Expectations, Inc. We were administratively dissolved January 1, 1997 and reinstated June 18, 1998 under the name Great Expectations and Associates, Inc. In 1999, we became a reporting company under the Securities Exchange Act of 1934, as amended. We were a publicly traded “shell” company without any business until November 12, 2004 when we acquired Advaxis through the issuance of 15,597,723 shares of our Common Stock (the “Share Exchange”), as a result of which Advaxis become our wholly-owned subsidiary and our sole operating company. For financial reporting purposes, we have treated the Share Exchange as a recapitalization, where Advaxis was the acquirer. As a result of the foregoing as well as the fact that the Share Exchange is treated as a recapitalization of Advaxis rather than as a business combination, the historical financial statements of Advaxis on November 12, 2004 became our historical financial statements after the Share Exchange. On June 6, 2006 our shareholders approve the reincorporation of the company from Colorado to Delaware.

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

We have no customers. We are in the development stage and have focused our initial development efforts on six lead compounds. In February 2006 we received governmental approvals in Mexico, Israel and Serbia to commence in those countries a Phase I clinical study of Lovaxin C, a vaccine with a potential for treatment of cervical and neck cancer.

Our revenues, primarily grants received from the NIH for the three and six months ended April 30, 2006 amounted to $67,384 and $397,312, respectively. We didn’t receive any revenue in the prior year for the same period.

Research and development (R&D) expenses for the three months ended April 30, 2006 was $450,826 an increase of $105,272 or 30.5% over the same period in the prior year. For the six-months ended April 30, 2006 R&D expenses were $835,933 an increase of $271,428 or 48.1% over those for the same prior year period. The increased R&D expense was primarily due to the employment of key research personnel in 2006.

We anticipate a continued increase in R&D expenses as a result of expanded development and commercialization efforts related to toxicology studies, clinical trials, and product development, as well as expenses to be incurred in the development of strategic and other relationships required ultimately for the licensing, manufacture and distribution of our product candidates.

General and Administrative (G&A) expenses for the three and six months ended April 30, 2006 were respectively, $603,688, an increase of $226,886 or 60.2% and $1,017,571 an increase of $614,594 or 152.5% over the corresponding periods G&A expenses in the prior year. The increases were primarily due to higher legal costs due to additional SEC filing requirements, financings and for non-cash consultants compensation expenses related to the company being publicly-held.

Other Income/(Expense) for the three and six months ended April 30, 2006 were ($319,493) and ($308,570) respectively. These expenses were primarily related to the recording of our $3,000,000 secured convertible debenture sold during the three month period ending April 30, 2006. These expenses are comprised of interest expense of ($113,001) primarily related to the recording of the debenture which was comprised of the following: Interest accrued on the debenture ($34,274), amortization of deferred financing costs ($17,042), amortization of our initial valuation of the initial warrant ($17,913) and embedded derivative ($42,739) and the recording of interest payable on the long term notes ($975). We did not incur the expense related to the debenture in prior years period. Net change in Fair Value of ($229,922) is a non-cash expense to record the change in the fair value from the original valuation dates of the warrant ($89,823) and the embedded derivative ($140,100) liabilities related to their value as of April 30, 2006.

On April 30, 2006, our cash balance was $3,768,245, and our working capital was 2,916,192. primarily as a result of net proceeds of approximately $2,760,000 from the sale to an investor of our 6% Secured Convertible Debentures in the principal amount of $3,000,000.

We intend to use our available cash and resources during the 12 to 15 months ending April 30 to July 31, 2007 to conduct Phase I clinical trials in cervical cancer using Lovaxin C, one of our lead product candidates in development using our Listeria Change i System, expand our research and development team, to further develop Lovaxin B (our Listeria vaccine directed toward treatment of breast cancer), and Lovaxin P (our Listeria vaccine directed toward treatment of prostate cancer) as well as several additional Listeria based vaccines for the treatment of cancer, and to expand our manufacturing capabilities and strategic activities.

 Off-balance sheet arrangements.

We are party to a license agreement, dated June 17, 2002, as amended, with The Trustees of the University of Pennsylvania, pursuant to which we agreed to pay, an aggregate of $482,000 in licensing fees in three annual installments on December 15, 2005, 2006 and 2007, respectively or upon achieving certain financing milestones. In addition, commencing with the first commercial sale of our products covered by the license product Advaxis is to pay a royalty of $525,000 over a four-year period and annual license maintenance fees ranging from $25,000 to $125,000 per year. We do not expect that the first commercial sale will occur prior to 2011.

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

We had received written notice from the European Patent Office that Cerus Corporation (Cerus) has filed an Opposition against European Patent Application Number 0790835 (EP 835 Patent) which was granted by the European Patent Office and which is assigned to The Trustees of the University of Pennsylvania and exclusively licensed to us. We are defending against Cerus’ allegations in the Opposition that the EP 835 Patent, which claims a vaccine for inducing a tumor specific antigen with recombinant live Listeria, is deficient because of (i) insufficient disclosure in the specifications of the granted claims, (ii) the inclusion of additional subject matter in the granted claims, and (iii) a lack of inventive steps of the granted claims of the EP 835 Patent. We plan to vigorously defend the claims and have responded to their claims.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended April 30, 2006, we issued 217,422 share of common stock to our employees as bonuses and 519,158 shares of common stock to consultants and service providers in payment for their services. The recipients agreed that no transfer of the shares may be effected unless registered under the Securities Act of 1933, as amended or exempt from registration.

In February and March 2006, we sold for $3,000,000 to Cornell Capital Partners LP our Secured Convertible Debenture due February 1, 2009 in the principal amount of $3,000,000 and five year warrants to purchase: 4,200,000 shares of common stock at a price of $0.287 per share and 300,000 shares of common stock at a price of $0.3444 per share. The net proceeds of $2,760,000 after deducting commission, diligence and structure fees are being used for working capital and research and development. See Item 2. “Plan of Operations” The issuances were exempt from registration under the Act by virtue of the provisions of 4(2) thereof.

Pursuant to our agreement, we have registered under the Act for reoffering shares acquired upon conversion of the Debentures and shares acquired upon exercise of the Warrants. The Debentures are convertible at a price equal to the lesser of (i) $0.287 per share, or (ii) 95% of the lowest volume weighted average price of the Common Stock on the market on which the shares are listed or traded during the 30 trading days immediately preceding the date of conversion. Interest is payable at maturity at the rate of 6% per annum in cash or shares of Common Stock valued at the conversion price then in effect.

Item 6. Exhibits

(a) Exhibits:

10(a)
Copy of Securities Purchase Agreement with Cornell Capital Partners LP including the form of Secured Convertible Debentures and the forms of Common Stock Purchase Warrants and Class B Warrants, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on February 24, 2006.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) No Reports in Form 8-K were filed since January 31, 2006, except as follows:
i.	Report on Form 8-K filed February 8, 2006 relating to items: 1.01, 2.03, 3.02 and 9.01.
ii.	Report on Form 8-K filed February 24, 2006 relating to items: 8.01 and 9.01.
iii.	Report on Form 8-K filed March 10, 2006 relating to items: 8.01 and 9.01
iv.	Report on Form 8-K/A filed March 14, 2006 relating to items: 8.01 and 9.01.
v.	Report on Form 8-K filed April 19, 2006 relating to item: 5.02

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Advaxis, Inc.
Registrant

Date: June 14, 2006	By:	/s/ Roni Appel
Roni Appel
President, Chief Executive Officer and Chief Financial Officer