Form 10QSB
period 2006-07-31
Advaxis, Inc.
filed 2006-09-13
CIK 1100397

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated Average burden Hours per response……136
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 31, 2006:

39,150,100 shares outstanding of the Company’s Common Stock, par value $.001 per share

Transitional Small Business Disclosure Format (Check one): Yes ☐ No☒

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

ADVAXIS, INC.
(A Development Stage Company)
July 31, 2006

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Balance Sheet at July 31, 2006 (unaudited)	3

Condensed Statements of Operations for the three and nine-month periods ended July 31, 2006 and 2005 and the period March 1, 2002 (inception) to July 31, 2006 (unaudited)	4

Condensed Cash Flow Statements for the nine-month periods ended July 31, 2006 and 2005 and the period March 1, 2002 (inception) to July 31, 2006 (unaudited)	5

Notes to Condensed Financial Statements	7

Item 2. Plan of Operations	12

Item 3. Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits and Reports on Form 8-K	16

SIGNATURES	17

CERTIFICATIONS	18

PART I

Item 1. Financial Statements

ADVAXIS, INC.
(A Development Stage Company)
Condensed Balance Sheet

July 31, 2006
(Unaudited)
ASSETS

Current Assets:
Cash	$3,347,222
Prepaid expenses	34,973

Total Current Assets	3,382,195

Property and Equipment (net of accumulated depreciation of $20,037)	66,944

Intangible Assets (net of accumulated amortization of $81,798)	908,323

Deferred Financing Costs (net of accumulated amortization of $39,019)	220,981

Other Assets	19,216

TOTAL ASSETS	$4,597,659

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$800,541

Accrued expenses	339,981

Notes payable - current portion	60,568

Total Current Liabilities	1,201,090

Interest payable	78,037

Notes payable - net of current portion	443,000

Convertible Secured Debentures	2,266,799

Embedded Derivative Liability	562,716

Common Stock Warrants Liability	266,370

Total Liabilities	4,818,012

Shareholders’ Equity:
Common Stock - $0.001 par value; authorized 500,000,000 shares, issued and outstanding 39,150,100	39,150
Additional Paid-In Capital	5,652,963

Deficit accumulated during the development stage	(5,912,466)
Total Shareholders' Equity	(220,353)
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$4,597,659

See accompanying notes to condensed financial statements.

ADVAXIS, INC.
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

					Period from
	3 Months	3 Months	9 Months	9 Months	March 1, 2002
	Ended	Ended	Ended	Ended	(Inception) to
	July 31,	July 31,	July 31,	July 31,	July 31,
	2006	2005	2006	2005	2006
Revenue	$-	$440,851	$397,312	$440,851	$1,070,586

Research & Development
Expenses	262,257	401,278	1,098,190	965,783	2,942,074
General & Administrative
Expenses	426,497	444,628	1,444,068	847,605	3,710,800
Total Operating expenses	688,754	845,906	2,542,258	1,813,388	6,652,874

Loss from Operations	(688,754)	(405,055)	(2,144,946)	(1,372,537)	(5,582,288)

Other Income (expense):
Interest expense	(151,100)	(1,008)	(265,109)	(6,299)	(293,837)
Other Income	27,928	17,459	63,290	31,371	108,813
Net changes in fair value of
common stock warrant
liability and embedded
derivative liability	128,652	-	(101,271)	-	(101,271)
Net loss	(683,274)	(388,604)	(2,448,036)	(1,347,465)	(5,868,583)
Dividends attributable to
preferred shares					43,884

Net loss applicable to
Common Stock	$(683,274)	$(388,604)	$(2,448,036)	$(1,347,465)	$(5,912,467)

Net loss per share, basic and
diluted	$(0.02)	$(0.01)	$(0.06)	$(0.04)	$(0.25)

Weighted average number of
shares outstanding basic
and diluted	38,880,998	37,319,731	38,294,316	35,180,722	24,008,053

See accompanying notes to condensed financial statements.

ADVAXIS, INC.
(A Development Stage Company)
Condensed Statement of Cash Flows
(Unaudited)

	9 Months ended July 31,	9 Months ended July 31,	Period from March 1 2002 (Inception) to July 31,
	2006	2005	2006

OPERATING ACTIVITIES
Net loss	$(2,448,036)	$(1,347,467)	$(5,868,582)
Adjustments to reconcile net loss
to net cash used in operating activities:
Non-cash charges to consultants and employees for options and stock	326,108	42,527	582,102
Amortization of deferred financing costs	39,019	-	39,019
Non-cash interest expense	144,614	159,982	144,614
Accrued interest on notes payable	81,028	11,299	93,336
Loss on change in value of warrants and embedded derivative	101,271		101,271
Value of penalty shares issued		117,498	117,498
Depreciation expense	12,605	3,442	20,037
Amortization expense of intangibles	32,311	24,248	84,969
Increase in prepaid expenses	(34,973)		(34,973)
Increase in other assets	(14,616)	(4,600)	(19,216)
Increase (decrease) in accounts payable	148,654	(200,145)	1,115,747
Increase in accrued expenses	339,981	-	339,981
Net cash used in operating activities	(1,272,034)	(1,193,216)	(3,284,197)

INVESTING ACTIVITIES
Cash paid on acquisition of Great Expectations	-	(44,940)	(44,940)
Purchase of property and equipment	(6,404)	(79,028)	(86,981)
Cost of intangible assets	(189,546)	(221,166)	(906,211)
Net cash used in Investing Activities	(195,950)	(345,134)	(1,038,132)

FINANCING ACTIVITIES
Proceeds from convertible secured debenture	3,000,000	-	3,000,000
Cash paid for deferred financing costs	(260,000)	-	(260,000)
Proceeds from notes payable			671,224
Net proceeds of issuance of Preferred Stock			235,000
Net proceeds of issuance of Common Stock		4,023,327	4,023,327
Net cash provided by Financing Activities	2,740,000	4,023,327	7,669,551

Net increase in cash	1,272,016	2,484,977	3,347,222
Cash at beginning of period	2,075,206	32,279	0.00
Cash at end of period	$3,347,222	$2,517,256	$3,347,222

See accompanying notes to condensed financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities

	9 Months	9 Months	Period from
	ended	ended	March 1, 2002
	July 31,	July 31,	(Inception) to
	2006	2005	July 31, 2006
Common Stock issued to Founders			$40
Notes payable and accrued interest
converted to Preferred Stock			$15,969
Stock dividend on Preferred Stock			$43,884
Notes payable and accrued interest
converted to Common Stock	$150,000	$613,158	$763,158
Intangible assets acquired with notes payable			$360,000
Debt discount in connection with recording the original value of
the embedded derivative liability	$512,865		$512,865
Allocation of the original secured convertible debentures to
warrants	$214,950		$214,950

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

The accompanying unaudited interim consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim period. These interim Financial Statements should be read in conjunction with the Company’s Financial Statements and Notes for the year ended October 31, 2005 filed on form 10-KSB.

Since inception through July 31, 2006, all of the Company’s revenue has been from grants. For the three and nine-month periods ended July 31, 2006, all of the revenue was received from three National Institute of Health (“NIH”) grants.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of November 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s Condensed Financial Statements for the nine months ended July 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Financial Statements for prior periods have not been restated to reflect, and do not include the impact of SFAS 123(R). Stock-based compensation expense for the three and nine months ended July 31, 2006 was $12,656 and $46,766, respectively which consists of stock-based compensation expense related to employee and director stock options. Stock-based compensation expense was not reflected for the three months and nine months ended July 31, 2005 for employee stock based awards in which goods or services were the consideration received for the equity instrument issued based on the fair value of the equity instrument in accordance with the previous accounting standard.

The Company began recognizing expense, in an amount equal to the fair value of share-based payments (stock option awards) on their date of grant, over the vesting period of the awards. Under the modified prospective method, compensation expense for the Company is recognized for all share based payments granted and vested on or after November 1, 2005 and all awards granted to employees prior to November 1, 2005 that were unvested on that date but vested in the period. Prior to the adoption of the fair value method, the Company accounted for stock-based compensation to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Therefore, compensation expense related to employee stock options was not reflected in operating expenses in any period prior to the first quarter of 2006 and prior period results have not been restated. In the three months and nine months ended July 31, 2005, had the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of SFAS No. 123, Stock Option Expense would have totaled $52,701 and $136,702 respectively, and the effect on the Company’s net income and net income per share would have been as follows:

	Three Months Ended July 31, 2005	Nine Months Ended July 31, 2005
Net loss, as reported	$(388,604)	$(1,347,465)
Add: Stock based compensation expense included in recorded net income	20,748	42,527
Deduct: total stock-based employee compensation expense determined under fair
value based method for all awards	(52,701)	(136,702)

Net loss, as reported
Pro forma net loss	$(420,557)	$(1,441,640)
Net loss per share amounts; basic and diluted:
As reported	$(0.01)	$(0.03)

Pro forma	$(0.01)	$(0.04)

The fair value of each option granted from the Company’s stock option plans during the three and nine months ended July 31, 2006 was estimated on the date of grant using the Black-Scholes option-pricing model. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s Common Stock price, (ii) the periods of time over which employees and Board Directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on the Company’s Common Stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives. Expected volatility for a development stage biotechnology company is very difficult to estimate as such; management has based its estimate in part on actual movements in the Company’s stock price (0.06% to 0.36% volatility), and used the volatility of other companies in our industry and market size for the periods. Various factors and events may have a significant impact on the market price of our common stock as such factors out of management control may lead to swings in the estimated volatility. Expected lives are based using the simplified method for estimating the expected life. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.

	Quarter Ended
	July 31, 2006	July 31, 2005
Expected volatility	50%	30%
Expected Life	7.8 years	10 years
Dividend yield	0	0
Risk-free interest rate	5%	3%

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that vested during the period. Stock-based compensation expense for the three and nine months ended July 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to October 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment awards granted on or prior to October 31, 2005 will continue to be recognized using SFAS 123 option approach while compensation expense for all share-based payment awards granted subsequent to October 31, 2005 is recognized using SFAS 123 (R) single-option attribution method. As stock-based compensation expense for the first nine months of 2006 is based on awards granted and vested, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

Under both Plans a stock option may not be transferred by an optionee (except when agreed to by the board or the administrator of the 2005 Plan upon the death or disability of the employee) other than by will or the laws of descent and distribution, and, during the lifetime of an optionee, the option will be exercisable upon death or disability of the employee only by the optionee. In the event of termination of employment or engagement other than by death or disability, the optionee will have no more than three months after such termination during which the optionee shall be entitled to exercise the option to the extent then exercisable, unless otherwise determined by the board of directors. If terminated by reason of death or permanent and total disability, the optionee’s options remain exercisable for one year to the extent the options were exercisable on the date of such termination.

Options granted under the Plans must be made by November 11, 2014 under the 2004 Plan and December 31, 2014 under the 2005 Plan. Under both Plans, the holders of incentive stock options, subject to a number of exceptions, cannot exercise these options more than ten years from the date of grant. Options granted under the Plan generally provide for the payment of the exercise price in cash or by delivery of shares of common stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of these methods. Therefore, if it is permitted in an optionee’s option, the optionee may tender shares of common stock to purchase additional shares of common stock and may theoretically exercise all of his stock options with no additional investment to the purchase of his original shares.

Any unexercised options that expire or that terminate upon an employee’s ceasing to be employed by us become available again for issuance under the Plan.

A summary of the grants, cancellations and expirations (none were exercised) of the Company’s outstanding options for the nine months ended July 31, 2006 is as follows:
	Shares	Weighted Average Exercise Price	Remaining Life In Years	Aggregate Intrinsic Value
Outstanding as of October 31, 2005	4,842,539	$0.27
Granted	1,933,179	$0.23
Cancelled or Expired	(116,641)	$0.37
Exercised	—	—
Outstanding as of July 31, 2006	6,659,077	$0.25	7.8	$-0-
Vested & Exercisable at July 31, 2006	3,504,933	$0.25	7.6	$-0-

At July 31, 2006, the weighted average price and weighted-average remaining contractual life of outstanding options were $0.25 and 7.8 years, respectively.

The following table summarizes significant ranges of outstanding and exercisable options as of July 31, 2006 (in thousands, except years and per-share amounts):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$0.19-0.21	2,608	6.7	$0.20	$0	1,825	$0.20	$0
0.24-0.26	760	9.7	0.26	0	25	0.26	0
0.28-0.29	2,970	8.5	0.29	0	1,333	0.29	0
0.35-0.43	322	6.6	0.37	0	322	0.37	0

Total	6,659	7.8	$0.25	$0	3,505	$0.25	$0

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $0.18 as of July 31, 2006, which would have been received by the option holders had those option holders exercised their options as of that date.

A summary of the status of the Company’s nonvested shares as of July 31, 2006, and changes during the nine months ended July 31, 2006 are presented below:
	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted-Average Remaining Contractural Term (in years)
Non-vested shares at October 31, 2005	2,386,542	$0.29	8.5
Options granted	1,517,119	$0.24	9.5
Options vested	(749,517)	$0.28	8.8
Options forfeited or expired	-	$-	-
Non-vested shares at July 31, 2006	3,154,144	$0.26	9.1

As of July 31, 2006, there was approximately $384,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining average vesting period of 3.0 years.

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

The Company may call the Debentures for redemption at the Redemption Price at any time or from time to time but not more than $500,000 principal amount may be called during any 30 consecutive day period. The Redemption Price will be 120% of the principal redeemed plus accrued interest. The Company has also granted the holder an 18-month right of first refusal assuming the Debentures are still outstanding with respect to the Company’s issuance or sale of shares of capital stock, options, warrants or other convertible securities. Pursuant to a Registration Rights Agreement, the Company has registered at its expense under the Securities Act of 1933, as amended (the “Act”) shares of Common Stock which may be received upon conversion or exercise for reoffering by the holders of the Debentures and of the A Warrants and B Warrants.

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

The Company paid Yorkville Advisor, LLC $240,000 as a structuring fee and due diligence fees of $15,000 and $5,000, respectively. The amounts paid to Yorkville Advisor, LLC was capitalized and charged to interest expense over the three-year term of the Debentures since Yorkville is related to the holders of the Debentures by virtue of common ownership. The amounts charged as interest for the three month and nine month periods ended July 31, 2006 were $21,977 and $39,019, respectively.

The net proceeds after deducting legal and accounting fees and other expenses, will be used for working capital including Phase I and initiation of Phase II testing of its Lovoxin C, its first Listeria cancer immunotherapy in cervical cancer patients, and acceleration of pre-clinical testing for several pipeline vaccines including Lovaxin B and Lovaxin S for breast and ovarian cancer, respectively.

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

The Company is required to measure the fair value of the warrants and the embedded conversion feature to be calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished. The Company allocated from the proceeds of the sale of the Debentures the relative fair values at the date of origination of the sale for the warrants, embedded derivative and the debenture principal. The fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 4,200,000 warrants at market price of common stock on the date of sale of $0.21 per share, and exercise price of $0.287 and (ii) 300,000 warrants at the market price of common stock of $0.21 per share, and exercise price of $0.3444, both at risk-free interest rate of 4.5%, expected volatility of 30% and expected life of five years. The fair value of the warrants of $214,950 was recorded as a reduction to the Debenture liability and will be amortized over the loan period and charged to interest expense. The portion of the fair value of the warrants charged to interest expense for the three and nine months period ended July 31, 2006 was $17,912 and $35,825, respectively.

The fair value of the embedded conversion feature at the date of origination allocated to the Debentures liability was based on the Black-Scholes valuation model with the following assumptions: (i) the conversion price equal to 95% of the lowest volume weighted average price of the Common Stock on the market on which the shares are listed or traded during the 30 trading days immediately preceding the date of conversion, or $0.2293 during the quarter ending April 30, 2006 (most beneficial conversion rate), (ii) the conversion price of $0.287, (iii) the risk free interest rate of 4.5%, (iv) expected volatility of 30% and (v) expected life of three years. The fair value of the embedded conversion feature of $512,865 was recorded as a reduction to the Debenture liability and will be amortized over the loan period and charged to interest expense. The portion of the fair value of the embedded conversion feature charged to interest expense for the three and nine months period ended July 31, 2006 was, $40,408 and $108,790, respectively.

Convertible Secured Debenture due February 1, 2009: 6% per annum	$3,000,000
Common Stock Warrant liability	($214,950)
Embedded derivative liability	($512,865)
Convertible Debenture as the date of sale	$2,272,185
Amortization of discount on warrants & embedded feature as of July 31, 2006	$144,614
Conversion by Cornell Capital Partners LP	($150,000)
Convertible Secured Debenture Liability as of July 31, 2006	$2,266,799

On the following dates Cornell Capital Partners LP converted the convertible notes into shares of the Company’s Common Stock as follows:

April 20, 2006 and May 9, 2006 - $50,000 into 212,947 shares on each date at an average share price of $0.2348/share.

July 6, 2006 - $25,000 into 112,918 shares at an average share price of $0.2214/share.

July 19, 2006 - $25,000 in to 139,198 shares at an average share price of $0.1769/share.

The Company is required to continue to measure the fair value of the warrants and embedded conversion feature at each reporting date using the Black-Scholes valuation model based on the current assumptions at that point in time. The July 31, 2006 fair value calculation resulted in a value different than the April 30, 2006 reporting period as reported below. The decrease in the fair market value of the warrants and embedded conversion feature from the April 30, 2006 period resulted in a non-cash income reported on the other income line item in the Statement of Operations along with a corresponding decrease in the respective Warrant and Embedded Derivative Liability.

The change in fair value of the warrants from April 30, 2006 was calculated using the Black-Scholes valuation model as of the July 31, 2006 reporting date with the following assumptions: (i) 4,200,000 warrants at market price of Common Stock on the date of sale of $0.18 per share, exercise price of $0.287 and (ii) 300,000 warrants at the market price of Common Stock of $0.18 per share, exercise price of $0.3444. Both sets of options have a risk-free interest rate of 4.89%, expected volatility of 50% and expected life of 4.50 years. This change in the fair value resulted in a decrease of $88,680 from the $355,050 recorded on April 30, 2006, or a balance of $266,370, as of July 31, 2006. This decrease of the fair value of the warrants was recorded in the statement of operations as other income with the offset reducing the Common Stock Warrants Liability.

The change in fair value of the embedded derivative feature calculated using the Black Scholes valuation model as of July 31, 2006 was recorded in the Embedded Derivative Liability. On July 31, 2006 the fair value of this feature was based on the following assumptions: (i) conversion price equal to 95% of the lowest volume weighted average price of the Common Stock on the market on which the shares are listed or traded during the 30 trading days immediately preceding the date of conversion, or $0.1651, on July 31, 2006, (ii) the market price, (iii) the risk free interest rate of 4.91%, (iv) expected volatility of 50% and (v) expected life of 2.5 years. The fair value of the embedded conversion feature was $562,716 as of July 31, 2006, or a decrease of $39,972 from $602,688 recorded on April 30, 2006. This decrease of the fair value of the feature was charged to the statement of operations as other income and the offset reduced the Embedded Derivative Liability.

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

Plan of Operations

We were originally incorporated in the state of Colorado on June 5, 1987 under the name Great Expectations, Inc. We were administratively dissolved January 1, 1997 and reinstated June 18, 1998 under the name Great Expectations and Associates, Inc. In 1999, we became a reporting company under the Securities Exchange Act of 1934, as amended. We were a publicly traded “shell” company without any business until November 12, 2004 when we acquired Advaxis through the issuance of 15,597,723 shares of our Common Stock (the “Share Exchange”), as a result of which Advaxis become our wholly-owned subsidiary and our sole operating company. For financial reporting purposes, we have treated the Share Exchange as a recapitalization, where Advaxis was the acquirer. As a result of the foregoing as well as the fact that the Share Exchange is treated as a recapitalization of Advaxis rather than as a business combination, the historical financial statements of Advaxis on November 12, 2004 became our historical financial statements after the Share Exchange. On June 6, 2006 our shareholders approved the reincorporation of the Company from the state of Colorado to the state of Delaware by merging the Company into its wholly-owned subsidiary.

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

Our revenues are primarily grants received from the NIH. For the three months ended July 31, 2006 there were no revenues. Revenues reported in the same period last year were $440,851. For the nine months ended July 31, 2006 the revenue was $397,312 or a decrease of $43,539, or 9.9% compared to the same period last year.

Research and development (R&D) expenses for the three months ended July 31, 2006 were $262,257, a decrease of $139,021, or 34.6% from those of the same period of the prior year. This decrease was primarily related to the outside costs involved in working on grants and a toxicology study that took place in the prior period and didn’t recur in the current period. These decreases in cost were partially offset by additional research cost due to additional key research personnel and clinical study costs. For the nine months ended July 31, 2006 R&D expenses were $1,098,190, an increase of $132,407, or 13.7%, over those for the same prior year period. The increase in R&D expenses was primarily due to the cost associated with the employment of key research personnel in 2006 and clinical study costs partially offset by costs involved in working on grants and a toxicology study that took place in the comparable prior year period.

We anticipate a continued increase in R&D expenses as a result of expanded development and commercialization efforts related to toxicology studies, clinical trials, and product development, and expenses to be incurred in the development of strategic and other relationships required ultimately for the licensing, manufacture and distribution of our product candidates.

General and Administrative (G&A) expenses for the three months ended July 31, 2006 were $426,497, a decrease of $18,131, or 4.1%, from G&A the same period in the prior year. This decrease was primarily related to the lower offering costs involved in fund raising in the prior period, partially offset by higher consulting fees in the 2006 period. For the nine months ended July 31, 2006 G&A expenses were $1,444,068 an increase of $596,463, or 70.4%, over G&A for the same prior year period. The increase in G&A expenses was primarily due to the higher legal and consulting fees involved in raising funds than those incurred in the same period of the prior year.

Other Income/(Expense) for the three months ended July 31, 2006 were $5,480, a decrease in income of $10,971, or 66.7%, from that for the same period of the prior year. While the interest income for the three months ended July 31, 2006 increased by $10,469, an increase in non-cash interest expenses of ($150,092) was more than offset by $128,652 of non-cash income resulting from the recording of the change in fair values. Both interest expense and change in fair values were primarily related to the accounting for our secured convertible debenture issued in February and March 2006. The interest expenses were comprised of interest accrued on the debenture ($43,763), amortization of deferred financing costs ($21,977), amortization of the initial values of the initial warrant ($17,913) and embedded derivative ($66,051) and the recording of interest payable on the long term notes ($1,008) and other ($388). We did not incur the expense related to the debenture in prior year period. Changes in fair value are a non-cash record of the changes in fair value from the April 30, 2006 reporting period

Other Income/(Expense) for the nine months ended July 31, 2006 was $(303,090), an increase in expense of ($328,161) from that for the same period of the prior year. While by way of comparison for the two nine month periods ended July 31, 2006 and 2005, respectively interest income increased by $31,919, non-cash interest expense increased by ($258,810), and the non-cash expense recorded for the change in fair value of the warrants and embedded conversion feature increased by ($101,271). Both interest expense and changes in fair value primarily related to the accounting for our secured convertible debenture issued in February and March 2006. The interest expenses were comprised of interest accrued on the debenture ($78,037), amortization of deferred financing costs ($39,019), amortization of our initial valuation of the initial warrant ($35,825) and embedded derivative ($108,790) interest payable on the long term notes ($1,984) and other ($1,454). We did not incur the expense related to the debenture in prior year period. Changes in Fair Value are a non-cash record of the changes in fair value from the original valuation dates and as of record period July 31, 2006 of the warrant and the embedded derivative liabilities.

On July 31, 2006, our cash balance was $3,347,222, and our working capital was $2,181,105 primarily as a result of net proceeds of approximately $2,760,000 from the sale to an investor of our 6% Secured Convertible Debentures in the principal amount of $3,000,000 in February and March 2006.

We intend to use our available cash and resources during the 12 months ending July 31, 2007 to conduct Phase I clinical trials in cervical cancer using Lovaxin C, one of our lead product candidates in development using our Listeria System, expand our research and development team, to further develop Lovaxin B (our Listeria vaccine directed toward treatment of breast cancer), and Lovaxin P (our Listeria vaccine directed toward treatment of prostate cancer) as well as several additional Listeria based vaccines for the treatment of cancer, and to expand our manufacturing capabilities and strategic activities.

Off-balanceSheet Arrangements.

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

Item 3. Controls and Procedures.

As of the end of the period covered by this report, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934), the President, Chief Executive Officer and the Vice President of Finance, Principal Financial Officer of the Company has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the rules and forms of the Securities and Exchange Commission.

There were no significant changes in the Company’s internal controls or in any other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of the Company’s internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

Sanofi Aventis filed trademark opposition proceedings in the United States Patent and Trademark Office against our trademark applications Serial Nos. 78/252527 and 78/252586 related to the trademark of “Advaxis”.  In response to the opposition we agreed in August 28, 2006 to withdraw our mark, “Advaxis”.

In the ordinary course of our business we may become subject to litigation regarding our products or our compliance with applicable laws, rules, and regulations. There are no material legal proceedings threatened against us except as follows:

We had received written notice from the European Patent Office that Cerus Corporation (Cerus) has filed an Opposition against European Patent Application Number 0790835 (EP 835 Patent) which was granted by the European Patent Office and which is assigned to The Trustees of the University of Pennsylvania and exclusively licensed to us. We are defending against Cerus’ allegations in the Opposition that the EP 835 Patent, which claims a vaccine for inducing a tumor specific antigen with recombinant live Listeria, is deficient because of (i) insufficient disclosure in the specifications of the granted claims, (ii) the inclusion of additional subject matter in the granted claims, and (iii) a lack of inventive steps of the granted claims of the EP 835 Patent. We plan to vigorously defend the claims and responded to their claims on February 20, 2006.

The Opposition is in the early stages and, as yet, we are unable to evaluate the merits, if any, of the Opposition. If the European Patent Office rules that the allegations are correct in whole or in part, and such ruling is upheld on appeal, our patent position in Europe may be eroded to the degree that the claims of the patent are narrowed or not allowed. The likely result of this decision will be increased competition for us in the European market for recombinant live Listeria based vaccines. Regardless of the outcome of the Opposition proceeding, we believe that our freedom to operate for our recombinant live Listeria based vaccine products will not be diminished.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended July 31, 2006, we issued 177,422 shares of Common Stock to our employees as bonuses, 52,000 shares of Common Stock to a director as fees and 556,241 shares of Common Stock to consultants and service providers in payment for their services. The recipients agreed that no transfer of the shares may be effected unless the shares registered under the Securities Act of 1933, as amended or exempt from registration.

In February and March 2006, we sold for $3,000,000 to Cornell Capital Partners LP (“Cornell”) our Secured Convertible Debenture due February 1, 2009 in the principal amount of $3,000,000 and five year warrants to purchase: 4,200,000 shares of Common Stock at a price of $0.287 per share and 300,000 shares of Common Stock at a price of $0.3444 per share. The net proceeds of $2,760,000 after deducting commission, diligence and structure fees are being used for working capital and research and development. See Item 2. “Plan of Operations”

The above sales were exempt from registration under the Act by virtue of the provisions of 4(2) thereof.

Pursuant to our agreement with Cornell, we have registered under the Act for reoffering shares which are acquired upon conversion of the Debentures and shares which are acquired upon exercise of the Warrants. The Debentures are convertible at a price equal to the lesser of (i) $0.287 per share, or (ii) 95% of the lowest volume weighted average price of the Common Stock on the market on which the shares are listed or traded during the 30 trading days immediately preceding the date of conversion. Interest is payable at maturity at the rate of 6% per annum in cash or shares of Common Stock valued at the conversion price then in effect. As of July 31, 2006 Cornell Capital Partners LP converted $150,000 into 678,010 shares of common stock.

Item 4.  Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on June 6, 2006, stockholders took the following actions:

	Votes For	Votes Against
Election of Directors:
J. Todd Derbin	28,450,225	233,990
Roni Appel	28,629,515	54,700
James Patton	28,629,515	54,700
Thomas McKearn	28,629,515	54,700
Martin Wade	28,629,515	54,700
Richard Berman	28,629,515	54,700

	Votes For	Votes Against	Abstentions	Broker Non-votes

Approved and adopted the 2005 Stock Option Plan	18,543,773	66,200	6,374,683
Approved the reincorporation of the Company from the state of Colorado to the state of Delaware	24,966,456	6,200	7,000
Ratified the appointment by the Board of Directors of Goldstein Golub Kessler LLP as auditor of the Company’s financial statements for the year ending October 31, 2006	22,320,326	1,200	6,362,688

Item 5. Other Information.

The merger (reincorporation) with the Parent Company was effective June 23, 2006.

Item 6. Exhibits and Reports on Form 8-K

10.1	Advaxis, Inc. 2005 Stock Option Plan (previously filed as ANNEX A to the Company’s Definitive Proxy Statement filed with the Commission on May 15, 2006 and hereby incorporated by reference).
10.2
Agreement and Plan of Merger of Advaxis, Inc., a Colorado corporation, and Advaxis, Inc., a Delaware corporation (previously filed as ANNEX B to the Company’s Definitive Proxy Statement filed with the Commission on May 15, 2006 and hereby incorporated by reference).

10.3
Amended and Restated Certificate of Incorporation of Advaxis, Inc. (previously filed as ANNEX C to the Company’s Definitive Proxy Statement filed with the Commission on May 15, 2006 and hereby incorporated by reference).

10.4	Advaxis, Inc. Amended By-Laws (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

No Reports in Form 8-K were filed since April 30, 2006.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Advaxis, Inc. Registrant

Date: September 13, 2006	By:	/s/ Roni Appel
Roni Appel
President, Chief Executive Officer

	By:	/s/ Fred Cobb
Fred Cobb
Vice President Finance, Principal Financial Officer