Form 10KSB
period 2006-10-31
Advaxis, Inc.
filed 2007-02-13
CIK 1100397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED - OCTOBER 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO______

COMMISSION FILE NUMBER 000-28489

ADVAXIS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1521955 (I.R.S. Employer Identification No.)

Technology Centre of New Jersey 675 US Highway One, Suite B113 North Brunswick, New Jersey	08902
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(732) 545-1590
Securities registered pursuant to Section 12(b) of the Act:	Common Stock - $.001 par value The Common Stock is listed on the Over-The-Counter Bulletin Board (OTC:BB)
Securities registered pursuant to Section 12(g) of the Act:	[None]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days.  Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of December 31, 2006 was approximately $4,587,000 based upon the closing bid price of the registrant’s Common Stock on the Over the Counter Bulletin Board, at December 29, 2006. (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders and their respective affiliates have been deemed affiliates).

Registrant had 41,147,363 shares of Common Stock, par value $0.001 per share, issued and outstanding as of December 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

The Exhibits to this Annual Report have been incorporated by reference from other filings by the Company with the Securities and Exchange Commission.

Table of Contents
Form 10-KSB Index

PART 1
FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this Annual Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan”, “intend”, “may,” “will,” “expect,” “believe”, “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1: Business

History of the Company

We were originally incorporated in the State of Colorado on June 5, 1987 under the name Great Expectations, Inc. We were administratively dissolved on January 1, 1997 and reinstated June 18, 1998 under the name Great Expectations and Associates, Inc. In 1999, we became a reporting company under the Securities Exchange of 1934 (the “Exchange Act’). Until November 2004, we were a publicly-traded “shell” company without any business until November 12, 2004 when we acquired Advaxis, Inc., a Delaware corporation (“Advaxis”), through a Share Exchange and Reorganization Agreement, dated as of August 25, 2004 (the “Share Exchange”), by and among Advaxis, the stockholders of Advaxis and us. As a result of such acquisition, Advaxis become our wholly-owned subsidiary and our sole operating company. On December 23, 2004, we amended and restated our articles of incorporation and changed our name to Advaxis, Inc. On June 6, 2006 our shareholders approved the reincorporation of the company from the state of Colorado to the state of Delaware by merging the Company into its wholly-owned subsidiary. As used herein, the words “Company” and "Advaxis" refer to the current Delaware corporation only unless the context references such entity prior to the June 20, 2006 reincorporation into Delaware. Our principal executive offices are located at Technology Centre of NJ, 675 US Highway One, North Brunswick, NJ 08902 and our telephone number is (732) 545-1590.

On July 28, 2005 we began trading on the Over-The-Counter Bulletin Board (OTC:BB) under the ticker symbol ADXS.

Recent Developments

Pursuant to a Securities Purchase Agreement dated February 2, 2006, we sold to Cornell Capital Partners, LP (“Cornell”) $3,000,000 principal amount of our 6% Secured Convertible Debentures (the “Debentures”) due February 1, 2009 ($1,500,000 on February 2, 2006 and $1,500,000 on March 8, 2006) and five year Warrants to purchase 4,200,000 shares of Common Stock at the price of $0.287 per share and five year B Warrants to purchase 300,000 shares of Common Stock at a price of $0.3444 per share. The Debentures are convertible at a price equal to the lesser of (i) $0.287 per share (“Fixed Conversion Price”), or (ii) 95% of the lowest volume weighted average price of the Common Stock on the market on which the shares are listed or traded during the 30 trading days immediately preceding the date of conversion (“Market Conversion Price”). Interest is payable at maturity at the rate of 6% per annum in cash or shares of Common Stock valued at the conversion price then in effect.

In March 2006 we began our first phase I clinical study and June 6, 2006 our shareholders approved the reincorporation of the company from the state of Colorado to the state of Delaware by merging the company into its wholly-owned subsidiary.

Our Website

We maintain a website at www.advaxis.com which contains descriptions of our technology, our drugs and the trial status of each drug.

General

We are a development stage biotechnology company with the intent to develop safe and effective cancer vaccines that utilize multiple mechanisms of immunity. We use the Listeria System licensed from the University of Pennsylvania (Penn) to secrete a protein sequence containing a tumor-specific antigen. Using the Listeria System, we believe we will force the body’s immune system to process and recognize the antigen as if it were foreign, creating the immune response needed to attack the cancer. We believe that the Listeria System is a broadly enabling platform technology that can be applied to many types of cancers. In addition, we believe there may be useful applications in infectious diseases and auto-immune disorders.

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

We have focused our initial development efforts upon cancer vaccines targeting cervical, breast, prostate, ovarian, lung and other cancers. Our lead products in development are as follows:

Product	Indication	Stage

Lovaxin C	Cervical, Head and Neck	Phase I/II; Phase I anticipated to be complete in the fiscal second /third quarter 2007. Phase II study in cervical cancer anticipated to commence in late 2007

Lovaxin B	Breast cancer	Preclinical; Phase I study anticipated to commence in late fiscal 2007/early 2008

Lovaxin P	Prostate cancer	Preclinical; Phase I study anticipated to commence in late fiscal 2008

Lovaxin T	Cancer through control of telomerase	Preclinical

See “Item 1. Business - Research and Development Programs”.

Since our formation, we have had a history of losses that as of October 31, 2006 have aggregated $9,662,173, and because of the long development period for new drugs, we expect to continue to incur losses for an extended period of time. Our business plan to date has been realized by substantial outsourcing of virtually all-major functions of drug development including scaling up for manufacturing, research and development, grant applications, clinical studies, and others. The expenses of these outsourced services account for most of our accumulated loss. We cannot predict when, if ever, any of our product candidates will become commercially viable or FDA approved. Even if one or more of our products receives FDA approval or becomes commercially viable we are not certain that we will ever become a profitable business.

Strategy

During the next 12 to 24 months our strategic focus will be to achieve several objectives. The foremost of these objectives are as follows:

•	Complete our Phase I clinical study of Lovaxin C to document the practicability of using this agent safely in the therapeutic treatment of cervical cancer;
•	Initiate our Phase II clinical study of Lovaxin C in the therapeutic treatment of cancers.
•	Initiate a Phase I/II clinical study of Lovaxin B in the therapeutic treatment of breast cancer.
•	Initiate a Phase I/II clinical study of Lovaxin P in the therapeutic treatment of prostate cancer.
•	Continue the pre-clinical development of our product candidates, as well as continue research to expand our technology platform; and
•	Initiate strategic and development collaborations with biotechnology and pharmaceutical companies.

Complete the Ongoing Phase I Clinical Study of Lovaxin C. We have had several meetings with the FDA and the Recombinant Advisory Committee of the National Institutes of Health (the “NIH”) and have designed and fielded a Phase I/II clinical study, to assess the safety of Lovaxin C. We plan to complete this clinical study in the fiscal second/third fiscal quarter 2007. The study includes 20 patients with advanced cervical cancer the sites are located in Serbia, Mexico and Israel, of which 10 patients have successfully completed the trial.

We have demonstrated in over 100 publications in peer reviewed journals that Lovaxin C generates a therapeutic effect in animal cancer models. The preliminary safety data was deemed adequate by both national and institutional regulators in each of the countries in which our trial is being conducted under the International Harmonization Treaties (ICH) which govern international drug development. A safety panel comprised of a founder of the National Cancer Institute (NCI) Gynecologic Oncology Group, the investigator for the phase III Merck Gardasil trial, an oncologist, the principal investigator of the study and a representative of the sponsor was convened according to the clinical protocol, which states that all severe and life threatening adverse events (grade 3 & 4) are to be promptly reported to this panel who are empowered to stop the trial at any time in the event of a safety risk to patients. At the time of this writing, the first two cohorts have completed dosing and no grade 3 or 4 adverse events associated with Lovaxin C have been observed.

The Gynecologic Oncology Group, (GOG) a collaborative treatment group associated with the NCI has agreed to conduct the field work for the Phase II study at their expense (an estimated value of about $1,500,000 to $2,000,000). We estimate that we will conduct lab work valued at $250,000 to support of this study.

Following the completion of the Phase I study and assuming that the results of this study are favorable, we intend to prepare Phase II clinical studies to demonstrate therapeutic efficacy, as well as to optimize the dosage and dosing regimen, the tests and assessments to be performed in phase III, to characterize the responding patient population, and to understand all factors possible for the purpose of defining and conducting a definitive test of the safety and efficacy of Lovaxin C for regulatory approval. Thereafter, and assuming that the results of this Phase II study are favorable, we intend to conduct Phase III clinical studies to demonstrate safety, efficacy and the potency of the investigational vaccine. Such studies are expected to occur in the next five to ten years. Throughout this process, we will be meeting with the FDA prior to and at the conclusion of each phase to reach a consensus before initiating any studies, in order to minimize regulatory risks during this clinical development process.

At the conclusion of the Phase III studies, we intend to prepare and file a Biologics License Application (BLA) with the FDA. Prior to submission of the BLA, depending upon the data, we intend to possibly seek a Special Protocol Assessment and/or a Fast Track designation from the FDA, which shortens the internal FDA review process. As we accrue clinical data demonstrating the safety, efficacy and potency of Lovaxin C in Phase I and II clinical studies we will also explore other regulatory approval options with the FDA that could expedite the licensure of the final vaccine.

We intend to continue to devote a portion of our resources to the continued pre-clinical development of our product candidates as well as the continued research to expand our technology platform. Specifically, we intend to focus upon research relating to combining our Listeria System with new and additional tumor antigens which, if successful, may lead to additional cancer vaccines and other therapeutic products. These activities may require significant financial resources, as well as areas of expertise beyond those readily available. In order to provide additional resources and capital, we may enter into research, collaborative, or commercial partnerships, joint ventures, or other arrangements with competitive or complementary companies, including major international pharmaceutical companies, or with universities, such as Penn and UCLA. See “Item 1. Business - Partnerships and Agreements - Penn”.

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

Cancer is the second largest cause of death in the United States, exceeded only by heart disease. Approximately 1,399,790 new cases of cancer were expected to be diagnosed in 2006, and 564,830 Americans were expected to die from the disease. The NIH estimates the overall cost for cancer in the year 2005 at $209.9 billion: $74.06 billion for direct medical costs, $17.5 billion for indirect morbidity costs (loss of productivity due to illness) and, $118.4 billion for indirect mortality costs (cost of lost productivity due to premature death). (Source: cancer facts & figures 2006, American Cancer Society). Cervical cancer is estimated to cause the death in the US of approximately 3,700 patients in 2006.

Immune System and Normal Antigen Processing

Living creatures, including humans, are continually confronted with potentially infectious agents. The immune system has evolved multiple mechanisms that allow the body to recognize these agents as foreign, and to target a variety of immunological responses, including innate, antibody, and cellular immunity, that mobilize the body’s natural defenses against these foreign agents and will eliminate them.

Innate Immunity:

Innate immunity is the first step in the recognition of a foreign antigen by lymphocytes is antigen processing by Antigen Processing Cells (APC). APCs are phagocytic cells that ingest particulate material, infectious agents and cellular debris. This non-specific ingestion Phagocytosis by these cells results in their activation and the release of soluble mediators called cytokines that assist the immune response.

Exogenous pathway of Adapative Immunity (Class II pathway):

Proteins and foreign molecules ingested by APC are broken down in digestive vacuoles into small pieces, called peptides, and the pieces are combined with proteins called Class 2 MHC (for Major Histocompatibility Complex) in a part of the cell called the endoplasmic reticulum. The MHC-peptide, termed and MHC-2 complex from the Class 2 (or exogenous) pathway, is then pushed out to the cell surface where it interacts with certain classes of lymphocytes (CD4+) such as helper T-cells that produce induce a proliferation of stimulate B-cells, which produce antibodies, or helper T cells that assist in the maturation of cytotoxic T-lymphocytes. This system is called the exogenous pathway, since it is the prototypical response to an exogenous antigen like bacteria.

Endogenous pathway of Adaptive Immunity (Class I pathway)

There exists another pathway, called the endogenous pathway. In this system, when one of the body's cells begins to create unusual proteins (as happens in most viral infections and in cancer cells), the protein is broken up into peptides in the cytoplasm and directed into the endoplasmic reticulum, where it is incorporated into an MHC-1 protein and traffics to the cell surface. This signal then calls effector cells of the cellular immune system, especially CD8+ cytotoxic T-lymphocytes, to come and kill the cell. The endogenous pathway is primarily for elimination of virus-infected or cancerous cells.

In clinical cancer, the body does not always recognize the cancer cells as foreign. Listeria based vaccines are unique for many reasons, one of which is that unlike viral vectors, DNA or peptide antigens or other vaccines, Listeria stimulates all of the above mechanisms of immune action.Our technology forces the body to recognize tumor-associated or tumor-specific antigens as foreign, thus creating the immune response needed to attack the cancer. It does this by combining elements of the endogenous and exogenous pathways utilizing a number of biologic characteristics of the Listeria bacteria.

Mechanism of Action

Listeria is a bacterium well known to medical science because it can cause an infection in humans. Because Listeria is a live bacterium it stimulates the innate immune system, thereby priming the adaptive immune system to better respond to the specific antigens that the Listeria carries, which viruses and other vectors do not do. This is a non-specific stimulation of the overall immune system that results when certain classes of pathogens such as bacteria (but not viruses) are detected. It provides some level of immune protection and also serves to prime the elements of adaptive immunity to respond in a stronger way to the specific antigenic stimulus.

When Listeria enters the body, it is seen as foreign by the antigen processing cells and ingested into cellular compartments called lysosomes, whose destructive enzymes kill most of the bacteria. A certain percentage of these bacteria, however, are able to break out of the lysosomes and enter into the cytoplasm of the cell, where they are relatively safe from the immune system. The bacteria multiply in the cell, and the Listeria is able to force the cell to move the bacteria to its cell surface so it can push into neighboring cells and spread. Listeria is a pathogen that causes food poisoning, typically in people who are either immunocompromised or who eat a large quantity of the microbe as can occur in spoiled dairy products. It is not laterally tranmitted from person to person, and is a common microbe in our environment. Most people ingest Listeria without being aware of it, but in high quantities or in immune suppressed people Listeria can cause various clinical conditions, including sepsis, meningitis and placental infections in pregnant women. Fortunately, many common antibiotics can kill and sterilize Listeria,

Figs 1-7. When Listeria enters the body, it is seen as foreign by the antigen processing cells and ingested into cellular compartments called lysosomes, whose destructive enzymes kill most of the bacteria, fragments of which are then presented to the immune system via the exogenous pathway.

Figs 8-10 A certain percentage of bacteria are able to break out of the lysosomes and enter into the cytoplasm of the cell, where they are safe from lysosomal destruction. The bacteria multiply in the cell, and the Listeria is able to migrate into neighboring cells and spread without entering the extracellular space. Antigen produced by these bacteria enter the Class I pathway and directly stimulate a cytotoxic T cell response.

It is the details of Listeria intracellular activity that are important for understanding Advaxis technology. Inside the lysosome, Listeria produces listeriolysin-O ("LLO"), a protein that digests a hole in the membrane of the lysosome that allows the bacteria to escape into the cytoplasm. Once in the cytoplasm, however, LLO is also capable of digesting a hole in the outer cell membrane. This would destroy the host cell, and spill the bacteria back out into the intercellular space where it would be exposed to more immune cell attacks and destruction. To prevent this, the body has evolved a mechanism for recognizing enzymes with this capability based upon their amino acid sequence. The sequence of approximately 30 amino acids in LLO and similar molecules is called the PEST sequence (for the predominant amino acids it contains) and it is used by normal cells to force the termination of proteins that need only have a short life in the cytoplasm. This PEST sequence serves as a routing tag that tells the cells to route the LLO in the cytoplasm and to the proteosome for digestion, which terminates its action and provides fragments that then go to the endoplasmic reticulum, where it is processed just like a protein antigen in the endogenous pathway to generate MHC-1 complexes.

This mechanism is used by Listeria to its benefit for the Listeria is that the LLO is neutralized and the bacteria do not kill the host cell. Advaxis is co-opting this mechanism by creating a protein that is comprised of the cancer antigen fused to a non-hemolytic portion of the LLO molecule that contains the PEST sequence. This serves to route the molecule for accelerated proteolytic degradation which accelerates both the rate of antigen breakdown and the amount of antigen fragments available for incorporation in to MHC-1 complexes; thus increasing the stimultus to activate cytotoxic T cells.

Thus, Listeria vaccines stimulate every immune pathway simultaneously. It has long been recognized that cytotoxic T lymphocytes (CTL) are the elements of the immune system that kill and clear cancer cells. The amplified CTL response to Listeria vaccines are arguably the strongest stimulator of CTL yet developed. The strength of this response is reflected in the data.

It is important to note that Advaxis proprietary LLO fusion protein has other salutary actions that facilitate a therapeutic cancer killing action. We have published findings which show that Listeria engineered to deliver our LLO fusion protein are different from Listeria engineered to deliver the same antigen without the fusion tag in that the antigen-only system stimulates T regulatory cells (Tregs) and the LLO fusion protein delivery does not. This is very important since T regulatory cells are activated along with other T cells during immune stimulation; however they inhibit the anti-tumor response. It is believed that these cells serve as a brake on the immune system to minimize potentially dangerous autoimmune reactions. Most vaccines stimulate Tregs, and this is currently believed to be a reason for less than optimal therapeutic responses. Currently there are drugs in development to treat cancer that function exclusively by inhibiting these Tregs.

Also, many investigators have shown that LLO has adjuvant effects which result in the release of a variety of chemicals with in the body, and within the tumor, termed cytokines, chemokines and co-stimulatory molecules. These agents facilitate the tumor killing effects of activated T cells by creating a local tumor environment that is most conducive for these actions to occur. Taken together, this is why it is believed that live Listeria which secrete LLO and escape from the phagocytotic vacuole exerts such profound immuno-stimulatory effects, while ingested Listeria that are digested within the vacuole and do not escape don’t show these effects.

Thus, what makes Advaxis live Listeria vaccines so effective are a combination of effects that stimulate multiple arms of the immune system simultaneously in a manner that generates an integrated physiologic response conducive to the killing and clearing of tumor cells. These mechanisms include:

1.	Innate immunity: the non-specific stimulation of all aspects of the immune system in response to a bacterial infection
2.	Exogenous pathway: the stimulation of helper T cell function that stimulates and supports cytotoxic T cell function.
3.	Endogenous pathway: the direct stimulation of cytotoxic T cells in an amplified fashion due accelerated antigen fragment generation
4.	Lack of Tregs: the stimulation of the facilitory aspects of an anti-tumoral immune response without the inhibitory aspects as a result of the LLO antigen fusion protein
5.
Supportive local tumor environment: the adjuvant stimulation of various chemical factors within the tumor that support the anti-tumor effect of the immune system stimulated by the effective delivery of the specific antigen.

Research and Development Program

Overview

We use genetically engineered Listeria monocytogenes as a therapeutic agent. We start with an attenuated strain of Listeria, and then add to this bacterium a plasmid that encodes a protein sequence that includes a portion of the LLO molecule (including the PEST1 sequence) and the tumor antigen of interest. This protein is secreted by the Listeria inside the antigen processing cells, which then results in the immune response as discussed above.

We can use different tumor antigens (or other antigens: e.g. allergy or infectious disease) in this system. By varying the antigen, we create different therapeutic agents. Our lead agent, Lovaxin C, uses a human papillomavirus derived antigen that is present in cervical cancers. Lovaxin B uses her2/neu, an antigen found in many breast cancer and melanoma cells, to induce an immune response that should be useful in treating these conditions. The table below shows a list of potential products and their current status:

Product	Indication	Stage

Lovaxin C	Cervical, Head and Neck	Phase I/II; Phase I anticipated to be complete in the fiscal second /third quarter 2007 Phase II study in cervical cancer anticipated to commence in late fiscal 2007
Lovaxin B	Breast cancer	Preclinical; Phase I study anticipated to commence in late fiscal 2007/early 2008
Lovaxin P	Prostate cancer	Preclinical; Phase I study in late fiscal 2008
Lovaxin T	Cancer through control of telomerase	Preclinical

Partnerships and Agreements

University of Pennsylvania

On July 1, 2002 (effective date) we entered into a 20-year exclusive worldwide license, with the University of Pennsylvania (Penn)  with respect to the innovative work of Yvonne Paterson, Ph.D., Professor of Microbiology in the area of innate immunity, or the immune response attributable to immune cells, including dentritic cells, macrophages and natural killer cells, that respond to pathogens non-specifically. This agreement has been amended from time to time and has been amended and restated  February 13, 2007.

This license, unless sooner terminated in accordance with its terms, terminates upon the later (a) expiration of the last to expire Penn patent rights; or (b) twenty years after the effective date. The license provides us with the exclusive commercial rights to the patent portfolio developed at Penn as of the effective date, in connection with Dr. Paterson and requires us to raise capital, pay various milestone, legal, filing and licensing payments to commercialize the technology. In exchange for the license, Penn received shares of our common stock which currently represents approximately 16% of our common stock outstanding on a fully-diluted basis. In addition, Penn is entitled to receive a non-refundable initial license fee, license fees, royalty payments and milestone payments based on net sales and percentages of sublicense fees and certain commercial milestones, as follows: Under the licensing agreement, Penn is entitled to receive 1.5% royalties on net sales in all countries. Notwithstanding these royalty rates, we have agreed to pay Penn a total of $525,000 over a three-year period as an advance minimum royalty after the first commercial sale of a product under each license (which payments we are not expecting to begin paying within the next five years). In addition, under the license, executed on February 13, 2007 we are obligated to pay an annual maintenance fee starting on December 31, 2008, until the first commercial sale of a Penn licensed product. Under the amended and restated agreement we are also required to pay a total of $157,134 in license payments in addition to the $215,700 previously paid or a total of $372,834 in Penn license payments. Under the agreement prior to the amendment and restatement we were required to pay $660,000 to Penn (which amount is already reflected as an obligation on our balance sheet) upon receiving financing or on certain dates on or before December 15, 2007, whichever is earlier. Overall the amended and restated agreement payment terms reflect lower near term requirements but were more than offset by higher longer term milestone payments for the initiation of a phase III clinical trial and the regulatory approval for the first Penn Licensed Product. We are responsible for filing new patents and maintaining the existing patents licensed to use and we are obligated to reimburse Penn for all attorneys fees, expenses, official fees and other charges incurred in the preparation, prosecution and maintenance of the patents licensed from Penn.

Furthermore, upon the achievement of the first sale of a product in certain fields, Penn shall be entitled to certain milestone payments, as follows: $2,500,000 shall be due for first commercial sale of the first product in the cancer field. In addition, $1,000,000 will be due upon the date of first commercial sale of a product in each of the secondary strategic fields sold. Therefore, the total potential amount of milestone payments is $3,500,000 in the cancer field.

As a result of our payment obligations under the license assuming we have net sales in the aggregate amount of $100 million from our cancer products, our total payments to Penn over the next ten years could reach an aggregate of $5,420,000. If over the next 10 years our net sales total an aggregate amount of only $10 million from our cancer products, total payments to Penn could reach be $4,445,000.

This license also grants us exclusive negotiation and exclusive options until June 17, 2009 to obtain exclusive licenses to new inventions on therapeutic vaccines developed Drs’ Paterson and Fred Frankel and their lab. Each option is granted to us at no cost and provides a six month exercise period form the date of disclosure. Once exercised we have a 90 day period to negotiate in good faith a comprehensive license agreement at licensing fees up to $10,000. We recently exercised the option and have entered into negotiations to license approximately 18 inventions. The license fees, legal expense, and other filing expenses for such 18 inventions are estimated to amount to $400,000 over a period of several years.

Strategically we continue to enter into sponsored research agreements with Dr. Paterson and Penn to generate new intellectual property and to exploit all existing intellectual property covered by the license.

Penn is not involved in management of our company or in our decisions with respect to exploitation of the patent portfolio.

Dr. Yvonne Paterson

Dr. Paterson is a Professor in the Department of Microbiology at Penn and the inventor of our licensed technology. She has been an invited speaker at national and international health field conferences and leading academic institutions. She has served on many federal advisory boards, such as the NIH expert panel to review primate centers, the Office of AIDS Research Planning Fiscal Workshop, and the Allergy and Immunology NIH Study Section. She has written over 140 publications in immunology (including a recently published book) with emphasis during the last several years on the areas of HIV, AIDS and cancer research. Her instruction and mentorship has trained over 30 post-doctoral and doctoral students in the fields of Biochemistry and Immunology, many of whom are research leaders in academia and industry.

Dr. Paterson is currently the principal investigator on grants from the federal government and charitable trusts totaling approximately $500,000 dollars per year and training grants totaling approximately $800,000 per year. Her research interests are broad, but her laboratory has been focused for the past ten years on developing novel approaches for prophylactic vaccines against infectious disease and immunotherapeutic approaches to cancer. The approach of the laboratory is based on a long-standing interest in the properties of proteins that render them immunogenic and how such immunogenicity may be modulated within the body.

Consulting Agreement. We entered into a renewed consulting agreement with Dr. Paterson on January 28, 2005 with an initial term expiring on January 31, 2006 with automatic renewals for up to six additional periods of six months each pursuant to which we have had access to Dr. Paterson’s consulting services for one full day per week. We are currently in our fourth renewal period. Dr. Paterson has advised us on an exclusive basis on various issues related to our technology, manufacturing issues, establishing our lab, knowledge transfer, and our long-term research and development program. Pursuant to the agreement, Dr. Paterson currently receives $5,000 per month of which $3,000 is paid in cash and $2,000 is accrued until the conversion of the Cornell convertible debenture provided, that upon the closing of an additional $3 million in equity capital, Dr. Paterson’s rates will increase to $5,000 per month; provided, further, that upon the closing of an additional $6 million in equity capital, Dr. Paterson’s rates shall increase to $7,000 per month; and provided, further, that upon the closing of an additional of $9 million in equity capital, Dr. Paterson’s rates shall increase to $9,000 per month. In addition, on February 1, 2005, Dr. Paterson received options to purchase 400,000 shares of our common stock at an exercise price of $0.287 per share with 40,000 fully vested when granted and the remaining 360,000 options vesting equally over 48 months; provided that Dr. Paterson remains a consultant over the four year period. Since February 1, 2005, Dr. Paterson is being paid $3,000 per month, and since March 2006 we’ve accrued an additional $2,000 per month pending the next round of financing of $3,000,000 and she holds options to purchase a total of 569,048 shares of Common Stock of which 360,714 are vested as of October 31, 2006.

Sponsored Research Agreement.

We entered into a sponsored research agreement on December 6, 2006 with Penn and Dr. Paterson under which we are obligated to pay $159,598 per year for a total period of 2 years covering the development of potential vaccine candidate based on our Listeria technology as well as other basic research projects.

We intend to enter into additional sponsored research agreements with Penn in the future with respect to research and development on our product candidates.

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

Dr. Paterson is also the chairman of our Scientific Advisory Board.

Dr. David Filer

We have entered a consulting agreement with Dr. David Filer, a biotech consultant. The Agreement commenced on January 7, 2005 and has a six month term, which was extended upon the agreement of both parties. Dr. Filer shall continue to provide to us for three days per month during the term of the agreement assistance on our development efforts, reviewing our scientific technical and business data and materials and introducing us to industry analysts, institutional investors collaborators and strategic partners. In consideration for the consulting services we pay Dr. Filer $2,000 per month. In addition, Dr. Filer received options to purchase 40,000 shares of common stock which are currently vested.

Freemind Group LLC (“Freemind”)

We have entered into an agreement with Freemind to develop and manage our grant writing strategy and application program. Advaxis will pay Freemind according to a fee structure based on achievement of grants awarded to us at the rate of 6-7% of the grant amount. Advaxis will also pay Freemind fixed consulting fees based on the type of grants submitted, ranging from $5,000-7,000 depending on the type of application submitted. Freemind has extensive experience in accessing public financing opportunities, the national SBIR and related NIH/NCI programs. Freemind has assisted us in the past to file grant applications with NIH covering the use of Lovaxin C for cervical dysplasia.

University of  California

On March 14, 2004 we entered into a nonexclusive license and bailment agreement with the Regents of the University of California (“UCLA”) to commercially develop products using the XFL7 strain of Listeria monoctyogenes in humans and animals. The agreement is effective for a period of 15 years and renewable by mutual consent of the parties. Advaxis paid UCLA an initial licensee fee and annual maintenance fees for use of the Listeria. We may not sell products using the XFL7 strain Listeria other than agreed upon products or sublicense the rights granted under the license agreement without the prior written consent of UCLA.

Cobra Biomanufacturing PLC

In July 2003, we entered into an agreement with Cobra Biomanufacturing PLC for the purpose of manufacturing our cervical cancer vaccine Lovaxin C. Cobra has extensive experience in manufacturing gene therapy products for investigational studies. Cobra is a full service manufacturing organization that manufactures and supplies DNA-based therapeutics for the pharmaceutical and biotech industry. These services include the GMP manufacturing of DNA, recombinant protein, viruses, mammalian cell products and cell banking. Cobra’s manufacturing plan for us involves several manufacturing stages, including process development, manufacturing of non-GMP material for toxicology studies and manufacturing of GMP material for the Phase I trial. The agreement to manufacture expired in December 2005 upon the delivery and completion of stability testing of the GMP material for the Phase I trial. Cobra has agreed to convert $300,000 of its existing fees for manufacturing into future royalties from the sales of Lovaxin C at the rate of 1.5% of net sales, with payments not to exceed $1,950,000.

In November 2005, in order to secure production of Lovaxin C on a long-term basis as well as other drug candidates which we are developing, we entered into a Strategic Collaboration and Long-Term Vaccine Supply Agreement for Listeria Cancer Vaccines, under which Cobra will manufacture experimental and commercial supplies of our Listeria cancer vaccines, beginning with Lovaxin C, our therapeutic vaccine for the treatment of cervical and head and neck cancers that currently in a phase I/II study in cervical cancer patients. The new agreement leaves the existing agreement in place with respect to the studies contemplated therein, and supersedes a prior agreement and provides for mutual exclusivity, priority of supply, collaboration on regulatory issues, research and development of manufacturing processes that have already resulted in new intellectual property owned by Advaxis, and the long-term supply of live Listeria based vaccines on a discounted basis.

LVEP Management, LLC

The Company entered into a consulting agreement with LVEP Management LLC (LVEP) dated as of January 19, 2005, and amended on April 15, 2005, and October 31, 2005, pursuant to which Mr. Roni Appel served as Chief Executive Officer, Chief Financial Officer and Secretary of the Company and was compensated by consulting fees paid to LVEP. LVEP is owned by the estate of Scott Flamm (deceased January 2006) previously, one of our directors and a principal shareholder. Pursuant to an amendment dated December 15, 2006 ("effective date") Mr. Appel resigned as President and Chief Executive Officer and Secretary of the Company on the effective date, but remains as a board member and consultant to the company. The term of the agreement as amended is 24 months from effective date. Mr. Appel will devote 50% of his time over the first 12 months of the consulting period. Also as a consultant, he will be paid at a rate of $22,500 per month in addition to benefits as provided to other company officers. He will receive severance payments over an additional 12 months at a rate of $10,416.67 per month and shall be reimbursed for family health care. All his stock options vested fully on the effective date and are exercisable over the option contract life. Also, Mr. Appel was issued 1,000,000 shares of our common stock. He will receive a $250,000 bonus $100,000 paid on January 2, 2007 and the remainder to be paid on June 1, 2007.

David Carpi

On December 15, 2006 we entered into a consulting agreement with David Carpi, whereby Mr. Carpi will assist us in the preparation and refinement of our marketing summary and presentation materials and introduce us to pre defined pharmaceutical and biotechnology companies which may be interested in strategic partnerships. Mr. Carpi will receive a monthly cash fee of $1,500 and approved expenses, and in addition success based compensation payable in cash and stock ranging from 5% to 4% of transaction proceeds, upon completion of a transaction with a strategic partner introduced by Mr. Carpi. The agreement will be effective until July 12, 2007. Thereafter it will automatically renew on a month-to-month basis unless extended by Company on the same terms or terminated.

 Pharm-Olam International Ltd. (“POI”)

In April 2005, we entered into a consulting agreement with POI, based on which POI is to execute and manage our Phase 1 clinical trial in Lovaxin C with POI to receive in consideration therefore $430,000 (50% of which is contingent on the closing by us of a $5 million equity financing) and reimbursement of certain expenses of $181,060. On December 13, 2006 we approved a change order reflecting the changes to the protocol the cost of which is estimated at $92,000 for a total contractual obligation of $522,000.

Cato Research Israel Ltd (“CATO”)

We have entered into a master service agreement with Cato Research Israel Ltd, on December 27, 2005 a contract research organization (CRO) that provides clinical trial management services in the state of Israel in connection with our Phase I/II clinical trial in Lovaxin C. Under the agreement we will pay CATO an estimated amount of $40,000.

Apothecaries Limited

We have entered into a master service agreement with Apothecaries Limited on September 20, 2006, a contract research organization (CRO) for the purpose of providing us with clinical trial management services in the state of India in connection with our Phase I/II clinical trial in Lovaxin C. Under the agreement we will pay Apothecaries amounts based on certain criteria detailed in the agreement such as clinical sites qualified ($1,500 per site), submitting and obtaining regulatory approval ($17,000), and numbers of patients enrolled to the clinical trial ($7,500 for each treated patient). If regulatory approval shall be obtained and 10 patients shall be recruited and treated in 6 clinical sites, we shall pay Apothecaries a total of $101,000.

The Investor Relations Group, Inc (“IRG”)

We entered into an agreement with IRG whereby IRG is to serve as an investor relations and public relations consultant. The term of this agreement is on a month to month basis. In consideration for performing its services, IRG is to be paid $10,000 per month plus out of pocket expenses, and 200,000 common shares over a period of 18 months commencing October 1, 2005, provided the agreement has not terminated. Through October 31, 2006 we issued 99,999 shares out of the 133,332 vested shares as per the agreement.

Biologics Consulting Group, Inc. (“BCG”)

On June 1, 2006 we entered into an agreement with BCG to provide biologics regulatory consulting services to the Company in support of the IND submission to the FDA. The tasks to be performed under this Agreement will be agreed to in advance by the Company and BCG. The term of the agreement is from June 1, 2006 to June 1, 2007. This is a time and material agreement.

PATENTS AND LICENSES

Dr. Paterson and Penn have invested significant resources and time in developing a broad base of intellectual property around the cancer vaccine platform technology to which on July 1, 2002 (effective date) we entered into a 20-year exclusive worldwide license and a right to grant sublicenses pursuant to our license agreement with Penn. Penn currently has 11 issued and 15 pending patents in the United States and other countries including Japan, Canada, Israel, Australia, and the European Union, through the Patent Cooperation Treaty (PCT) system pursuant to which we have an exclusive license to exploit the patents. We believe that these patents will allow us to take a strong lead in the field of Listeria-based therapy.

The Penn patent portfolio is currently comprised of the following:

United States

Patents

U.S. Patent No. 6,051,237, issued April 18, 2000. Patent Application No. 08/336,372, filed November 8, 1994 for “Specific Immunotherapy of Cancer Using a Live Recombinant Bacterial Vaccine Vector.” Filed November 8, 1994. Expires April 18, 2017.

U.S. Patent No. 6,565,852, issued May 20, 2003, Paterson, et al., CIP Patent Application No. 09/535,212, filed March 27, 2000 for “Specific Immunotherapy of Cancer Using a Live Recombinant Bacterial Vaccine Vector.” Filed March 27, 2000. Expires November 8, 2014.

U.S. Patent No. 6,099,848, issued August 8, 2000, Frankel et al., Patent Application No. 08/972,902 “Immunogenic Compositions Comprising DAL/DAT Double-Mutant, Auxotrophic, Attenuated Strains of Listeria and Their Methods of Use.” Filed November 18, 1997. Expires November 18, 2017.

U.S. Patent No. 6,504,020, issued January 7, 2003, Frankel et al. Divisional Application No. 09/520,207 “Isolated Nucleic Acids Comprising Listeria DAL And DAT Genes”. Filed March 7, 2000, Expires November 18, 2017.

U.S. Patent No. 6,635,749, issued October 21, 2003, Frankel, et al. Divisional U.S. Patent Application No. 10/136,253 for “Isolated Nucleic Acids Comprising Listeria DAL and DAT Genes.” Filed May 1, 2002, Filed May 1, 2022. Expires November 18, 2017.

U.S. Patent No. 5,830,702, issued November 3, 1998, Portnoy, et al. Patent Application No. 08/366,477, filed December 30, 1994 for “Live, Recombinant Listeria SSP Vaccines and Productions of Cytotoxic T Cell Response” Filed December 30, 1997. Expires November 3, 2015.

US Patent No. 6,767,542 issued July 27, 2004, Paterson, et al. Patent Application No. 09/735,450 for “Compositions and Methods for Enhancing Immunogenicity of Antigens.” Filed December 13, 2000. Expires March 29, 2020.

US Patent No. 6,855,320 issued February 15, 2005, Paterson. Patent Application No. 09/537,642 for “Fusion of Non-Hemolytic, Truncated Form of Listeriolysin o to Antigens to Enhance Immunogenicity.” Filed March 29, 2000. Expires March 29, 2020.

US Patent No. 7,135,188 issued November 14, 2006, Paterson, Patent Application No. 10/441,851 for “Methods and compositions for immunotherapy of cancer.” Filed May 20, 2003. Expires November 8, 2014.

Patent Applications

U.S. Patent Application No. 10/239,703 for “Compositions and Methods for Enhancing Immunogenicity of Antigens.” Filed September 24, 2002, Paterson, et al.

U.S. Patent Application No. 10/660,194, “Immunogenic Compositions Comprising DAL/DAT Double Mutant, Auxotrophic Attenuated Strains Of Listeria And Their Methods Of Use,” Filed September 11, 2003, Frankel et al.

U.S. Patent Application No. 10/835,662, “Compositions and methods for enhancing the immunogenicity of antigens,” Filed April 30, 2004, Paterson et al.

U.S. Patent Application No. 10/949,667, “Methods and compositions for immunotherapy of cancer,” Filed September 24, 2004, Paterson et al.

U.S. Patent Application No. 11/223,945, “Listeria-based and LLO-based vaccines,” Filed September 13, 2005, Paterson et al.

U.S. Patent Application No. 11/376,564, “Compositions and methods for enhancing the immunogenicity of antigens,” Filed March 16, 2006, Paterson et al.

U.S. Patent Application No. 11/376,572, “Compositions and methods for enhancing the immunogenicity of antigens,” Filed March 16, 2006, Paterson et al.

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

PCT International Patent Application No. PCT/US06/44681 for “Methods For Producing, Growing, And Preserving Listeria Vaccine Vectors.” Filed November 16, 2006, Rothman, et al.

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

Pursuant to our license with Penn, we have an option to license from Penn any new future invention conceived by either Dr. Yvonne Paterson or by Dr. Fred Frankel in the vaccine area until June 17, 2009. We intend to expand our intellectual property base by exercising this option and gaining access to future inventions. Further, our consulting agreement with Dr. Paterson provides, among other things, that, to the extent that Dr. Paterson’s consulting work results in new inventions, such inventions will be assigned to Penn, and we will have access to those inventions under license agreements to be negotiated. See “Item 1. Business - Partnerships and agreements - Penn.”

Our approach to the intellectual property portfolio is to aggressively create significant offensive and defensive patent protection for every product and technology platform that we develop. We work closely with our patent counsel to maintain a coherent and aggressive strategic approach to building our patent portfolio with an emphasis in the field of cancer vaccines.

We have become aware of a public company, Cerus Corporation, which has issued a press release claiming to have a proprietary Listeria-based approach to a cancer vaccine. We believe that through our exclusive license with Penn of U.S. Patent Nos. 5,830,702, 6,051,237 and 6,565,852, we have earliest known and dominant patent position in the United States for the use of recombinant Listeria monocytogenes expressing proteins or tumor antigens as a vaccine for the treatment of infectious diseases and tumors. Based on searches of publicly available databases, we do not believe that Cerus or The University of California Berkeley (which is where Cerus’ consulting scientist works) or any other third party owns any published Listeria patents or has any issued patent claims that might materially negatively affect our freedom to operate our business as currently contemplated in the field of recombinant Listeria monocytogenes.

Cerus has filed an opposition against European Patent Application Number 0790835 (EP 835 Patent) which was granted by the European Patent Office and which is assigned to The Trustees of the University of Pennsylvania and exclusively licensed to us. Cerus’ allegations in the Opposition are that the EP 835 Patent, which claims a vaccine for inducing a tumor specific antigen with a recombinant live Listeria, is deficient because of (i) insufficient disclosure in the specifications of the granted claims, (ii) the inclusion of additional subject matter in the granted claims, and (iii) a lack of inventive steps of the granted claims of the EP 835 Patent.

On November 29, 2006, following oral proceedings, the Opposition Division of the European Patent Office determined that the claims of the patent as granted should be revoked due to lack of inventive step under European Patent Office rules based on certain prior art publications. This decision has no material effect upon our ability to conduct business as currently contemplated.

We will review the formal written decision in order to evaluate whether to file an appeal. In the event of an appeal there is no assurance that it will be successful. If such ruling is upheld on appeal, our patent position in Europe may be eroded. The likely result of this decision will be increased competition for us in the European market for recombinant live Listeria based vaccines for tumor specific antigens. Regardless of the outcome, we believe that our freedom to operate in Europe, or any other territory, for recombinant live Listeria based vaccine for tumor specific antigen products will not be diminished.

For more information about Cerus Corporation and its claims with respect to Listeria-based technology, you should visit their web site at www.cerus.com or to view its publicly filed documents

Lovaxin has been registered as a trademark in Israel, Australia, South Korea, Hong Kong and Taiwan.

The U.S. trademark application for Lovaxin has been allowed by the United States Patent and Trademark Office and is pending. Trademark applications in China and in the European Union for Lovaxin are also pending. The Chinese application was recently published for opposition, and the European Union application has passed through the opposition stage.

The Canadian trademark application for Lovaxin has been opposed by Aventis Pharma S.A.  That opposition proceeding is pending.

In 2006, Nycomed Pharma, of Sweden, claimed owner of the mark Levaxin, filed an opposition to our CTM (European Union) application to register Lovaxin. The opposition was refused solely on procedural grounds.  If our CTM application is ultimately granted, Nycomed Pharma may file to cancel such registration of Lovaxin. Nycomed Pharma has also demanded that we cease to use Lovaxin in Sweden.

The U.S. trademark applications for Advaxis and for Advaxis and design, Serial Nos. 78/252527 and 78/252586, have been withdrawn. Oppositions to those applications have been terminated in favor of Aventis, Inc.

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

Protocols. Before commencing human clinical studies, the sponsor of a new drug must typically receive governmental and institutional approval. In the US Federal approval is obtained by submitting an investigational new drug application, or IND, to the FDA. The application contains what is known in the industry as a protocol. A protocol is the blueprint for each drug study. The protocol sets forth, among other things, the following:

• who must be recruited as qualified participants;
• how often to administer the drug;
• what tests to perform on the participants; and

Institutional Review Board (Ethics Committee). An institutional review board is an independent committee of professionals and lay persons which reviews clinical research studies involving human beings and is required to adhere to guidelines issued by the FDA. The institutional review board does not report to the FDA, but its records are audited by the FDA. Its members are not appointed by the FDA. All clinical studies must be approved by an institutional review board. The institutional review board is convened by the institution where the protocol will be conducted and its role is to protect the rights of the participants in the clinical studies. It must approve the protocols to be used, and then oversees the conduct of the study, including: the communications which the company or contract research organization conducting the study at that specific site proposes to use to recruit participants, and the form of consent which the participants will be required to sign prior to their participation in the clinical studies.

Clinical Trials. Human clinical studies or testing of a potential product prior to Federal approval are generally done in three stages known as Phase I through Phase III testing. The names of the phases are derived from the CFR 21 that regulates the FDA. Generally, there are multiple studies conducted in each phase.

Phase I. Phase I studies involve testing a drug or product on a limited number of healthy participants, typically 24 to 100 people at a time. Phase I studies determine a drug’s basic safety and how the drug is absorbed by, and eliminated from, the body. This phase lasts an average of six months to a year. Cancer drugs, however, are a special case, as they are not given to normal healthy people. Typically, cancer therapeutics are initially tested on very late stage cancer patients.

Phase II. Phase II trials involve testing up to 200 participants at a time who may suffer from the targeted disease or condition. Phase II testing typically lasts an average of one to three years. In Phase II, the drug is tested to determine its safety and effectiveness for treating a specific illness or condition. Phase II testing also involves determining acceptable dosage levels of the drug. If Phase II studies show that a new drug has an acceptable range of safety risks and probable effectiveness, a company will continue to review the substance in Phase III studies. It is during phase II that everything that goes into a phase III test is determined.

Phase III. Phase III studies involve testing large numbers of participants, typically several hundred to several thousand persons. The purpose is to verify effectiveness and long-term safety on a large scale. These studies generally last two to six years. Phase III studies are conducted at multiple locations or sites. Like the other phases, Phase III requires the site to keep detailed records of data collected and procedures performed.

New Drug Approval. The results of the clinical trials are submitted to the FDA as part of a new drug application (“NDA”) or Biologics License Application (BLA). Following the completion of Phase III studies, assuming the sponsor of a potential product in the United States believes it has sufficient information to support the safety and effectiveness of its product, it submits an NDA or BLA to the FDA requesting that the product be approved for marketing. The application is a comprehensive, multi-volume filing that includes the results of all preclinical and clinical studies, information about the drug’s composition, and the sponsor’s plans for producing, packaging, labeling and testing the product. The FDA’s review of an application can take a few months to many years, with the average review lasting 18 months. Once approved, drugs and other products may be marketed in the United States, subject to any conditions imposed by the FDA.

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

Manufacturing

The FDA requires that any drug or formulation to be tested in humans be manufactured in accordance with its Good Manufacturing Practices (GMP) regulations. This has been extended to include any drug which will be tested for safety in animals in support of human testing. The GMPs set certain minimum requirements for procedures, record-keeping, and the physical characteristics of the laboratories used in the production of these drugs.

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

Competition

The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and a high degree of competition. As a result, our actual or proposed products could become obsolete before we recoup any portion of our related research and development and commercialization expenses. The biotechnology and biopharmaceutical industries are highly competitive, and this competition comes from both from biotechnology firms and from major pharmaceutical and chemical companies, including Antigenics, Inc., Avi BioPharma, Inc., Biomira, Inc., Cerus Corporation, Dendreon Corporation, Epimmune, Inc., Genzyme Corp., Progenics Pharmaceuticals, Inc., and Vical Incorporated each of which is pursuing cancer vaccines. Many of these companies have substantially greater financial, marketing, and human resources than we do (including, in some cases, substantially greater experience in clinical testing, manufacturing, and marketing of pharmaceutical products). We also experience competition in the development of our products from universities and other research institutions and compete with others in acquiring technology from such universities and institutions. In addition, certain of our products may be subject to competition from products developed using other technologies, some of which have completed numerous clinical trials.

We expect that our products under development and in clinical trials will address major markets within the cancer sector. Our competition will be determined in part by the potential indications for which drugs are developed and ultimately approved by regulatory authorities. Additionally, the timing of market introduction of some of our potential products or of competitors’ products may be an important competitive factor. Accordingly, the relative speed with which we can develop products, complete preclinical testing, clinical trials and approval processes and supply commercial quantities to market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price and patent position. See “Business - Research and Development Programs” and “Business - Competition”.

We have become aware of a public company, Cerus Corporation, which has issued a press release claiming to have a proprietary Listeria-based approach to a cancer vaccine. We believe that through our exclusive license with Penn, we have earlier priority filing dates of certain applications and a dominant patent position for the use of recombinant Listeria monocytogenes expressing proteins or tumor antigens as a vaccine for the treatment of infectious diseases and tumors. Based on searches of publicly available databases, we do not believe that Cerus or The University of California Berkeley (which is where Cerus’ consulting scientist works) or any other third party owns any published Listeria patents or has any issued patent claims that might materially negatively affect our freedom to operate our business as currently contemplated in the field of recombinant Listeria monocytogenes.

Cerus has filed an opposition against European Patent Application Number 0790835 (EP 835 Patent) which was granted by the European Patent Office and which is assigned to The Trustees of the University of Pennsylvania and exclusively licensed to us. Cerus’ allegations in the Opposition are that the EP 835 Patent, which claims a vaccine for inducing a tumor specific antigen with a recombinant live Listeria, is deficient because of (i) insufficient disclosure in the specifications of the granted claims, (ii) the inclusion of additional subject matter in the granted claims, and (iii) a lack of inventive steps of the granted claims of the EP 835 Patent.

      On November 29, 2006, following oral proceedings, the Opposition Division of the European Patent Office determined that the claims of the patent as granted should be revoked due to lack of inventive step under European Patent Office rules based on certain prior art publications. This decision has no material effect upon our ability to conduct business as currently contemplated.

      We will review the formal written decision in order to evaluate whether to file an appeal. In the event of an appeal there is no assurance that it will be successful. If such ruling is upheld on appeal, our patent position in Europe may be eroded. The likely result of this decision will be increased competition for us in the European market for recombinant live Listeria based vaccines for tumor specific antigens. Regardless of the outcome, we believe that our freedom to operate in Europe, or any other territory, for recombinant live Listeria based vaccine for tumor specific antigen products will not be diminished.

For more information about Cerus Corporation and its claims with respect to Listeria-based technology, you should visit their web site at www.cerus.com or to view its publicly filed documents.

Scientific Advisory Board

We maintain a scientific advisory board consisting of internationally recognized scientists who advise us on scientific and technical aspects of our business. The scientific advisory board meets periodically to review specific projects and to assess the value of new technologies and developments to us. In addition, individual members of the scientific advisory board meet with us periodically to provide advice in particular areas of expertise. The scientific advisory board consists of the following members, information with respect to whom is set forth below: Yvonne Paterson, Ph.D.; Carl June, M.D.; Pramod Srivastava, Ph.D.; Bennett Lorber, M.D. and David Weiner, Ph.D.

Dr. Yvonne Paterson. For a description of our relationship with Dr. Paterson, please see “Item 1. Business - Partnerships and Agreements”.

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

Bennett Lorber, M.D. Dr. Lorber attended Swarthmore College where he studied zoology and art history. He graduated from the University of Pennsylvania School of Medicine and did his residency in internal medicine and fellowship in infectious diseases at Temple University, following which he joined the Temple faculty. At Temple he rose through the ranks to become Professor of Medicine and, in 1988, was named the first recipient of the Thomas Durant Chair in Medicine. He is also a Professor of Microbiology and Immunology and serves as the Chief of the Section of Infectious Diseases. He is a Fellow of the American College of Physicians, a Fellow of the Infectious Diseases Society of America, and a Fellow of the College of Physicians of Philadelphia where he serves as College Secretary and as a member of the Board of Trustees. Dr. Lorber’s major interest in infectious diseases is in human listeriosis, an area in which he is regarded as an international authority. He has also been interested in the impact of societal changes on infectious disease patterns as well the relationship between infectious agents and chronic illness, and he has authored papers exploring these associations. He has been repeatedly honored for his teaching; among his honors are 10 golden apples, the Temple University Great Teacher Award, the Clinical Practice Award from the Pennsylvania College of Internal Medicine, and the Bristol Award from the Infectious Diseases Society of America. On two occasions the graduating medical school class dedicated their yearbook to Dr. Lorber. In 1996 he was the recipient of an honorary Doctor of Science degree from Swarthmore College.

David B. Weiner, Ph.D.   Dr. David Weiner received his B.S in Biology from the State University of New York and performed undergraduate research in the Department of Microbiology, Chaired by Dr. Arnie Levine, at Stony Brook University. He completed his MS. and Ph.D. in Developmental Biology/Immunology from the Children’s Hospital Research Foundation at the University of Cincinnati in 1986. He completed his Post Doctoral Fellowship in the Department of Pathology at the University of Pennsylvania in 1989, under the direction of Dr. Mark Greene. At that time he joined the Faculty at the Wistar Institute in Philadelphia. He was recruited back to the University of Pennsylvania in 1994. He is currently an Associate Professor with Tenure in the Department of Pathology, and he is the Associate Chair of the Gene Therapy and Vaccines Graduate Program at the University of Pennsylvania. Of relevance during his career he has worked extensively in the areas of molecular immunology, the development of vaccines and vaccine technology for infectious diseases and in the area of molecular oncology and immune therapy. His laboratory is considered one of the founders of the field of DNA vaccines as his group not only was the first to report on the use of this technology for vaccines against HIV, but was also the first group to advance DNA vaccine technology to clinical evaluation. In addition he has worked on the identification of novel approaches to inhibit HIV infection by targeting the accessory gene functions of the virus. Dr. Weiner has authored over 260 articles in peer reviewed journals and is the author of 28+ awarded US patents as well as their international counterparts. He has served and still serves on many national and international review boards and panels including NIH Study section, WHO advisory panels, the NIBSC, Department of Veterans Affairs Scientific Review Panel, as well as the FDA Advisory panel - CEBR, and AACTG among others. He also serves or has served in an advisory capacity to several Biotechnology and Pharmaceutical Companies. Dr. Weiner has, through training of young people in his laboratory, advanced over 35 undergraduate scientists to Medical School or Doctoral Programs and has trained 28 Post Doctoral Fellows and 7 Doctoral Candidates as well as served on 14 Doctoral Student Committees.

EMPLOYEES:

As of January 6, 2007, we employ nine employees, all of whom are on a full-time basis. Of these nine employees six employees hold the following degrees: (1 MD, PhD, 4 PhD’s & 1 BS) five serve in the research and one serves in the clinical development areas and three serve in the general and administration area.

Our Chairman and Chief Executive Officer, Mr. Tom Moore joined our company on December 15, 2006. Mr. Roni Appel previously served as our President and Chief Executive Officer during the fiscal year 2006 resigned from this position on December 15, 2006. Mr. Appel still serves as a board of director member and remains as consultant to the company.

Dr. John Rothman serves as our Vice President of Clinical and Officer and joined the company on March 7, 2005. Fred Cobb who serves as our Vice President, Finance and Principal Financial Officer and joined the company on February 20, 2006. Doctor Vafa Shahabi serves as our Director of Research and Development and joined the company on March 1, 2005. Two of our Senior Scientists joined the company from Doctor Paterson’s lab at Penn.

We anticipate increasing the number of employees in the: clinical area and the research and development area to support clinical requirements, and in the general and administrative and business development areas over the next two years.

Compensation of Officers and Directors

The aggregate compensation paid to our directors and executive officers, including stock based compensation but excluding option value, for the ten months ended October 31, 2004 and for the twelve months ended October 31, 2005 and 2006 was approximately $235,000, $669,250 and $1,169,620, respectively. This amount includes $0 set aside or accrued to provide pension, severance, retirement, or similar benefits or expenses, but does not include business travel, relocation, professional and business association dues and expenses reimbursed to office holders and other benefits commonly reimbursed or paid by similarly situated companies. With the exception of Mr. Berman who receives $2,000 a month in company stock at a set price of $0.50 per share, none of our directors so far has received any compensation for his services as a director other than stock options and reimbursement of expenses.

Compensation Committee Interlocks And Insider Participation

There were no interlocking relationships between us and other entities that might affect the determination of the compensation of its directors and executive officers.

RISK FACTORS

Risks Specific to Us

We are a development stage company.

We are an early stage development stage company with a history of losses and can provide no assurance as to future operating results. As a result of losses which will continue throughout our development stage, we may exhaust our financial resources and be unable to complete the development of our production. Our deficit will continue to grow during our drug development period.

We have sustained losses from operations in each fiscal year since our inception and losses are expected to continue, due to the substantial investment in research and development, for the next five to ten or more years. At October 31, 2006, we had an accumulated deficit of $9,663,173 and stockholders’ equity deficit of $3,707,141. We expect to spend substantial additional sums on the continued research and development of proprietary products and technologies with no certainty that our products will become commercially viable or profitable as a result of these expenditures.

We will require substantial additional financing in order to meet our business objectives.

Although we believe that the net proceeds received from private placements (i) in November 2004 of the Units of shares of our common stock and of our warrants, and (ii) in February 2006 of our $3,000,000 Debenture will be sufficient to finance our currently planned operations for the near-term (approximately 12 months), such amounts will not be sufficient to meet our longer-term cash requirements or cash requirements for the commercialization of certain products currently in development. We will be required to find additional equity or debt securities or enter into other financial arrangements, including relationships with corporate and other partners, in order to raise substantial additional capital during the five to ten year period of product development and the United States Food and Drug Administration (“FDA”) testing through Phase III testing. Depending upon market conditions, we may not be successful in raising sufficient additional capital for our long-term requirements. If we fail to raise sufficient additional financing we will not be able to develop our product candidates, we will be required to reduce staff, reduce or eliminate research and development, slow the development of our product candidates and outsource or eliminate several business functions. Even if we are successful in raising such additional financing, we may not be able to successfully complete planned clinical trials, development, and marketing of all, or of any, of our product candidates. In such event, our business, prospects, financial condition and results of operations could be materially adversely affected. We may be required to reduce our staff, discontinue certain research or development programs of our future products, and cease to operate. We may not be able to conduct clinical trial in Lovaxin C. See Item 6. “Management’s Discussion and Analysis of Financial Condition and Plan of Operations”.

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

        We cannot be certain that our strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition and results of operations could be materially and adversely affected. We may be required to reduce our staff, discontinue certain research or development programs of our future products, and cease to operate. We may not be able to conduct our next Lovaxin C clinical trial.

We can provide no assurance of the successful and timely development of new products.

Our products are at various stages of research and development. Further development and extensive testing will be required to determine their technical feasibility and commercial viability. Our success will depend on our ability to achieve scientific and technological advances and to translate such advances into reliable, commercially competitive products on a timely basis. Vaccine products that we may develop are not likely to be commercially available until five to ten or more years. The proposed development schedules for our products may be affected by a variety of factors, including technological difficulties, proprietary technology of others, and changes in governmental regulation, many of which will not be within our control. Any delay in the development, introduction or marketing of our products could result either in such products being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives. In light of the long-term nature of our projects, the unproven technology involved and the other factors described elsewhere in “Risk Factors”, there can be no assurance that we will be able to complete successfully the development or marketing of any new products. See Item 1. “Business - Research and Development Program”.

Our research and development expenses are subject to uncertainty.

Factors affecting our research and development (or R&D) expenses include, but are not limited to:

•
The number of and the outcome of clinical studies we are planning to conduct. For example, our R&D expenses will significantly increase based on the number of late-stage clinical studies which we may be required to conduct;

•
 The number of products entering into development from late-stage research. For example, there is no guarantee that internal research efforts will succeed in generating sufficient data for us to make a positive development decision or that an external candidate will be available on terms acceptable to us. Some promising candidates may not yield sufficiently positive preclinical results to meet our stringent development criteria;

•
 In-licensing activities, including the timing and amount of related development funding or milestone payments. For example, we may enter into agreements requiring us to pay a significant up-front fee for the purchase of in-process research and development which we may record as an R&D expense;

•	Market conditions. For example when we raise our next round of financing the market conditions may not provide adequate funding.
•
 As part of our strategy, we invest in R&D. R&D as a percent of future potential revenues can fluctuate with the changes in future levels of revenue. Lower revenues can lead to more limited spending on R&D efforts; and

•	Future levels of revenue.

We are subject to numerous risks inherent in conducting clinical trials.

We must outsource our clinical trials and are in the process of negotiating with third parties to accelerate the completion of our current trial. We are not certain that we will successfully conclude our recruitment for the completion of our clinical trials. Delay in concluding recruitment and such agreements would delay the conclusion of the Phase 1 Trial of Lovaxin C.

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

We, or our regulators may suspend or terminate our clinical trials for a number of reasons. We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to the patients enrolled in our clinical trials. In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to the patients enrolled in our clinical trials.

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

Successful development of biopharmaceuticals is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Products that appear promising in the early phases of development may fail to reach the market for several reasons including:

•	Preclinical study results that may show the product to be less effective than desired (e.g., the study failed to meet its primary objectives) or to have harmful or problematic side effects;
•
Failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies, length of time to achieve study endpoints, additional time requirements for data analysis, or BLA preparation, discussions with the FDA, an FDA request for additional preclinical or clinical data, or unexpected safety or manufacturing issues.

•	Manufacturing costs, pricing or reimbursement issues, or other factors that make the product uneconomical; and
•	The proprietary rights of others and their competing products and technologies that may prevent the product from being commercialized.

Success in preclinical and early clinical studies does not ensure that large-scale clinical studies will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. The length of time necessary to complete clinical studies and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly from one product to the next, and may be difficult to predict.

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

The process of obtaining requisite FDA approval has historically been costly and time consuming. Current FDA requirements for a new human drug or biological product to be marketed in the United States include: (1) the successful conclusion of preclinical laboratory and animal tests, if appropriate, to gain preliminary information on the product’s safety; (2) filing with the FDA of an Investigational New Drug Application (“INDA”), to conduct human clinical trials for drugs or biologics; (3) the successful completion of adequate and well-controlled human clinical investigations to establish the safety and efficacy of the product for its recommended use; and (4) filing by a Company and acceptance and approval by the FDA of a New Drug Application ("NDA") for a drug product or a "BLA" for a biological product to allow commercial distribution of the drug or biologic. A delay in one or more of the procedural steps outlined above could be harmful to us in terms of getting our product candidates through clinical testing and to market.

We can provide no assurance that the Advaxis products will obtain regulatory approval or that the results of clinical studies will be favorable.

We received in February 2006 permission from the appropriate governmental agencies in Israel, Mexico and Serbia to conduct in those countries Phase I clinical testing of Lovaxin C, our Listeria based cancer vaccine which targets cervical cancer in women. However, the testing, marketing and manufacturing of any product for sale or distribution in the United States will require filing with and the approval of the FDA. We cannot predict with any certainty the amount of time necessary to obtain such FDA approval or further approval, if any, from Israel, Mexico or Serbia and whether any such approval will ultimately be granted. Preclinical and clinical trials may reveal that one or more products is ineffective or unsafe, in which event further development of such products could be seriously delayed or terminated. Moreover, obtaining approval for certain products may require the testing on human subjects of substances whose effects on humans are not fully understood or documented. Delays in obtaining FDA or any other necessary regulatory approvals of any proposed product and failure to receive such approvals would have an adverse effect on the product’s potential commercial success and on our business, prospects, financial condition and results of operations. In addition, it is possible that a product may be found to be ineffective or unsafe due to conditions or facts which arise after development has been completed and regulatory approvals have been obtained. In this event, we may be required to withdraw such product from the market. To the extent that our success will depend on any regulatory approvals from governmental authorities outside of the United States which perform roles similar to that of the FDA, uncertainties similar to those stated above will also exist. See “Item 1. Business - Governmental Regulation”.

We rely upon patents to protect our technology. We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technologies, including the Listeria System, and the proprietary technology of others with which we have entered into licensing agreements. We have licensed eleven patents and fifteen patents are pending from Penn. Further, we rely on a combination of trade secrets and nondisclosure, and other contractual agreements and technical measures to protect our rights in the technology. We depend upon confidentiality agreements with our officers, employees, consultants, and subcontractors to maintain the proprietary nature of the technology. These measures may not afford us sufficient or complete protection, and others may independently develop technology similar to ours, otherwise avoid the confidentiality agreements, or produce patents that would materially and adversely affect our business, prospects, financial condition, and results of operations. Such competitive events, technologies and patents may limit our ability to raise funds, prevent other companies from collaborating with us, and in certain cases prevent us from further developing our technology due to third party patent blocking right.

We believe that our technology and the technology licensed from Penn do not infringe the rights of others; however, we cannot assure you that the technology licensed from Penn will not, in the future be found to infringe upon the rights of others. We have become aware of a public company, Cerus Corporation, which has issued a press release claiming to have a proprietary Listeria-based approach to a cancer vaccine. We believe that through our exclusive license with Penn, we have earlier priority filing dates of certain applications and a dominant patent position for the use of recombinant Listeria monocytogenes expressing proteins or tumor antigens as a vaccine for the treatment of infectious diseases and tumors. Based on searches of publicly available databases, we do not believe that Cerus or The University of California Berkeley (which is where Cerus’ consulting scientist works) or any other third party owns any published Listeria patents or has any issued patent claims that might materially negatively affect our freedom to operate our business as currently contemplated in the field of recombinant Listeria monocytogenes.

Cerus has filed an opposition against European Patent Application Number 0790835 (EP 835 Patent) which was granted by the European Patent Office and which is assigned to The Trustees of the University of Pennsylvania and exclusively licensed to us. Cerus’ allegations in the Opposition are that the EP 835 Patent, which claims a vaccine for inducing a tumor specific antigen with a recombinant live Listeria, is deficient because of (i) insufficient disclosure in the specifications of the granted claims, (ii) the inclusion of additional subject matter in the granted claims, and (iii) a lack of inventive steps of the granted claims of the EP 835 Patent.

On November 29, 2006, following oral proceedings, the Opposition Division of the European Patent Office determined that the claims of the patent as granted should be revoked due to lack of inventive step under European Patent Office rules based on certain prior art publications. This decision has no material effect upon our ability to conduct business as currently contemplated.

We will review the formal written decision in order to evaluate whether to file an appeal. In the event of an appeal there is no assurance that it will be successful. If such ruling is upheld on appeal, our patent position in Europe may be eroded. The likely result of this decision will be increased competition for us in the European market for recombinant live Listeria based vaccines for tumor specific antigens. Regardless of the outcome, we believe that our freedom to operate in Europe, or any other territory, for recombinant live Listeria based vaccine for tumor specific antigen products will not be diminished.

Regardless of the outcome, we believe that our freedom to operate in Europe, or any other territory, for recombinant live Listeria based vaccine for tumor specific antigen products will not be diminished. See “Item 1. Partnerships and Agreements-Penn.

For more information about Cerus Corporation and its claims with respect to listeria-based technology, you should visit their web site at www.cerus.com or to view its publicly filed documents, www.sec.gov. Others may assert infringement claims against us, and should we be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, our ability to continue to use our technology or the licensed technology could be materially restricted or prohibited. If this event occurs, we may be required to obtain licenses from the holders of our intellectual property, enter into royalty agreements or redesign our products so as not to utilize this intellectual property, each of which may prove to be uneconomical or otherwise impossible. Licenses or royalty agreements required in order for us to use this technology may not be available on acceptable terms, or at all. These claims could result in litigation, which could materially adversely affect our business, prospects, financial condition and results of operations. Such competitive events, technologies and patents may limit our ability to raise funds, prevent other companies from collaborating with us, and in certain cases prevent us from further developing our technology due to third party patent blocking right. See Item 1. “Business—Patents and Licenses”.

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

If we are unable to maintain and/or obtain licenses, we may have to develop alternatives to avoid infringing or the patents of others, potentially causing increased costs and delays in product development and introduction or preclude the development, manufacture, or sale of planned products. Some of our licenses provide for limited periods of exclusivity that require minimum license fees and payments and/or may be extended only with the consent of the licensor. We can provide no assurance that we will be able to meet these minimum license fees in the future or that these third parties will grant extensions on any or all such licenses. This same restriction may be contained in licenses obtained in the future. Additionally, we can provide no assurance that the patents underlying any licenses will be valid and enforceable. Furthermore, we call to your attention that in 2001 an issue arose regarding the inventorship of U.S. Patent 6,565,852 and U.S. Patent Application No. 09/537,642. These patent rights are included in the patent rights licensed by Advaxis from Penn. It is contemplated by GSK, Penn and us that the issue will be resolved through:  (1) a correction of inventorship to add certain GSK inventors, (2) where necessary and appropriate, an assignment of GSK’s possible rights under these patent rights to Penn, and (3) a sublicense from us to GSK of certain subject matter, which is not central to our business plan. To date, this arrangement has not been finalized and we cannot assure that this issue will ultimately be resolved in the manner described above. See “Item 1. Business - Patents and Licenses”. To the extent any products developed by us are based on licensed technology, royalty payments on the licenses will reduce our gross profit from such product sales and may render the sales of such products uneconomical. See “Item 1. Business - Partnerships and Agreements - Penn”.

For more information about Cerus Corporation and its claims with respect to Listeria-based technology, you should visit their web site at www.cerus.com or to view its publicly filed documents.

We have no manufacturing, sales, marketing or distribution capability and we must rely upon third parties for such.

We do not intend to create facilities to manufacture our products and therefore are dependent upon third parties to do so. We currently have an agreement with Cobra Manufacturing for production of our vaccines for research and development and testing purposes. Our reliance on third parties for the manufacture of our products creates a dependency that could severely disrupt our research and development, our clinical testing, and ultimately our sales and marketing efforts if the source of such supply proves to be unreliable or unavailable. If the contracted manufacturing source is unreliable or unavailable, we may not be able to replace the development of our product candidates, including the clinical testing program, could not go forward and our entire business plan could fail.

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

 We currently have insurance covering our clinical trial sites. We do not have product liability insurance because we do not have products on the market. We intend to obtain insurance coverage and to expand such coverage to include the sale of commercial products if marketing approval is obtained for any of our product candidates. However, insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.

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

At the date of this report, we have nine employees. We intend to expand our operations and staff as needed. Our new employees may include key managerial, technical, financial, research and development and operations personnel who will not have been fully integrated into our operations. We expect the expansion of our business to place a significant strain on our limited managerial, operational and financial resources. We will be required to expand our operational and financial systems significantly and to expand, train and manage our work force in order to manage the expansion of our operations. Our failure to fully integrate our new employees into our operations could have a material adverse effect on our business, prospects, financial condition and results of operations. Our ability to attract and retain highly skilled personnel is critical to our operations and expansion. We face competition for these types of personnel from other technology companies and more established organizations, many of which have significantly larger operations and greater financial, technical, human and other resources than we have. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. If we are not successful in attracting and retaining these personnel, our business, prospects, financial condition and results of operations will be materially adversely affected. In such circumstances we may be unable to conduct certain research and development programs, unable to adequately manage our clinical trials of Lovaxin C and other products, and unable to adequately address the management needs of the Company. See “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operations”, “Item 1. Business - Strategy”, and “Business--Employees.”

We depend upon our senior management and key consultants and their loss or unavailability could put us at a competitive disadvantage.

We depend upon the efforts and abilities of our senior executive, as well as the services of several key consultants, including Yvonne Paterson, Ph.D. The loss or unavailability of the services of any of these individuals for any significant period of time could have a material adverse effect on our business, prospects, financial condition and results of operations. We have not obtained, do not own, nor are we the beneficiary of, key-person life insurance. See “Item 10. Executive Compensation—Employment Agreements”.

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

We expect that our products under development and in clinical trials will address major markets within the cancer sector. Our competition will be determined in part by the potential indications for which drugs are developed and ultimately approved by regulatory authorities. Additionally, the timing of market introduction of some of our potential products or of competitors’ products may be an important competitive factor. Accordingly, the relative speed with which we can develop products, complete preclinical testing, clinical trials and approval processes and supply commercial quantities to market is expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price and patent position. See “Item 1. Business - Research and Development Programs” and “Business - Competition”.

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

The trading price of our common stock may fluctuate substantially. The price of the common stock that will prevail in the market after the sale of the shares of common stock by the selling stockholders may be higher or lower than the price you have paid, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in our common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;
•	fluctuations in stock market prices and trading volumes of similar companies;
•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts;
•	general economic conditions and trends;
•	major catastrophic events;
•	sales of large blocks of our stock;
•	departures of key personnel;
•	changes in the regulatory status of our product candidates, including results of our clinical trials;
•	events affecting Penn or any future collaborators;
•	announcements of new products or technologies, commercial relationships or other events by us or our competitors;
•	regulatory developments in the United States and other countries;
•	failure of our common stock to be listed quoted on the Nasdaq Small Cap Market, American Stock Exchange or other national market system;
•	changes in accounting principles; and
•	discussion of the company or our stock price by the financial and scientific press and in online investor communities.
•	The impact of the embedded conversion feature in the secured convertible debenture.

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

We are authorized to issue 500,000,000 shares of common stock. As of December 31, 2006, there were an aggregate of 41,147,363 shares of our common stock issued and outstanding on a fully diluted basis. In addition, 6,959,077 shares of our common stock may be issued upon the exercise of currently outstanding stock options and 25,009,220 shares of common stock may be issued upon the exercise of current outstanding warrants subject to certain restrictions and or dilution clauses. There is a significant amount of additional shares that may be issued as a result of: i. raising of additional funds in the near future at terms that may trigger existing anti-dilutive clauses in certain outstanding warrants and future options awards, ii. the conversion of the remaining $2,575,000 principal amount existing convertible secured debenture. Of the $3,000,000 convertible secured debenture the outstanding principal balance as of December 31, 2006 was $2,575,000. The $425,000 principal amount of the debenture conversion converted into 2,641,940 common shares at an overage of $0.161 per share since inception of the debenture. The future dilution of this conversion due to the embedded conversion and warrants features of this instrument along with the actions of Cornell Capital Partners to hold or sell the shares converted will materially affect the market price as well as the dilution of the other outstanding instruments that may trigger anti-dilutive clauses. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of the common stock in the public market by these holders or perceptions that such sales may take place may lower the common stock’s market price.

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

We will incur increased costs as a result of recently enacted and proposed changes in laws and regulations relating to corporate governance matters.

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

Our common stock began trading on the OTC:BB on July 28, 2005 and is quoted under the symbol ADXS. The quotation of our common stock on the OTC:BB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experience extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to this volatility. Sales of substantial amounts of common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short time and our shareholders could suffer losses or be unable to liquidate their holdings. Our stock is thinly traded due to the limited number of shares available for trading on the market thus causing large swing is price.

There is no assurance of an established public trading market.

A regular trading market for our common stock may not be sustained in the future. The NASD has enacted recent changes that limit quotation on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the SEC. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC:BB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

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

Our common stock is quoted on the OTC:BB. In addition we are subject to a covenant to use our best efforts to apply to be listed on the American Stock Exchange or quoted on the Nasdaq National Stock Market.

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

Our officers, directors and principal stockholders, and their affiliates, in the aggregate, beneficially own, as of October 31, 2006, more than one-third of the outstanding shares of our common stock on a fully diluted basis. As a result, such persons, acting together, have the ability to substantially influence all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets, and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other stockholders.

Sales of additional equity securities may adversely affect the market price of our common stock and your rights in us may be reduced.

We expect to continue to incur product development and selling, general and administrative costs, and in order to satisfy our funding requirements, we will need to sell additional equity securities, which may be subject to registration rights. The sale or the proposed sale of substantial amounts of our common stock in the public markets may adversely affect the market price of our common stock and our stock price may decline substantially. Our stockholders may experience substantial dilution and a reduction in the price that they are able to obtain upon sale of their shares. Also, new equity securities issued may have greater rights, preferences or privileges than our existing common stock.

Additional authorized shares of common stock available for issuance may adversely affect the market.

We are authorized to issue 500,000,000 shares of our common stock. As of December 31, 2006, we had 41,147,363 shares of our common stock issued and outstanding, excluding shares issuable upon exercise of our outstanding warrants and options. As of December 31, 2006, we had outstanding 6,959,077 options to purchase shares of our common stock at a weighted exercise price of $0.25 per share and outstanding warrants to purchase 25,009,220 shares of our common stock, with exercise prices ranging from $0.1952 to $0.40 per share. In addition we have reserved 12,334,495 shares of common stock for an issuance upon conversion of principal of and payment of interest on our Debenture at the Fixed Conversion Price of $0.287 per share (larger amounts given the embedded conversion feature and the lower than the Market Conversion Price rather than the Fixed Conversion Price). There are 4,200,000 shares upon exercise A Warrants at a price of $0.287 and 300,000 shares upon exercise B Warrants at a price of $0.344 per share subject to dilution included in the warrants outstanding. Pursuant to our 2004 Stock Option Plan, 2,381,525 shares of common stock are reserved for issuance under the plan. Pursuant to our 2005 Stock Option Plan, 5,600,000 shares of common stock are reserved for issuance under the plan. To the extent the shares of common stock are issued or options and warrants are exercised, holders of our common stock will experience dilution. In addition, in the event of any future financing of equity securities or securities convertible into or exchangeable for, common stock, holders of our common stock may experience dilution.

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

An aggregate of 47,841,513 shares of common stock are registered under the Securities Act under the registration statement filed on April 19, 2006 for reoffering by a selling stockholder upon conversion of principal and interest on Debentures and exercise of the warrants subject to its agreement not to acquire shares upon conversion or exercise if it would result in it and its affiliates owning more than 4.9% of our then outstanding shares. 56,730,045 shares of common stock are also registered with the SEC for reoffering by other selling stockholders of which 18,961,113 shares are to be offered for resale upon exercise of warrants. These shares would otherwise be eligible for future sale under Rule 144 after passage of the minimum one year holding period for holders who are not officers, directors or affiliates of the Company. The registration and subsequent sales of such shares of common stock will likely have an adverse effect on the market price of our common stock.

Our Articles of Incorporation provide for the authorization of 5,000,000 shares of “blank check” preferred stock. Pursuant to our Articles of Incorporation, our Board of Directors is authorized to issue such “blank check” preferred stock with rights that are superior to the rights of stockholders of our common stock, at a purchase price then approved by our Board of Directors, which purchase price may be substantially lower than the market price of shares of our common stock, without stockholder approval. We are able to issue shares of preferred stock with rights superior to those of holders of our common stock. Such issuances can dilute the tangible net book value of shares of our common stock. However, we have agreed not to issue without the consent of the Debenture holder any shares of preferred stock or common stock at a price less than the closing bid price of a share of our common stock as long as there is outstanding at least $500,000 principal amount of the Debenture.

The conversion of the Debentures could encourage short sales by third parties, which could contribute to the future decline of our stock price and materially dilute existing stockholders' equity and voting rights.

The conversion of the Debentures into common stock has the potential to cause significant downward pressure on the price of our common stock. This is particularly the case if the shares being placed into the market following conversion exceed the market's ability to absorb the increased number of shares. Such an event could place further downward pressure on the price of our common stock, presenting an opportunity to short sellers and others to contribute to the future decline of our stock price. If there are significant short sales of our stock, the price decline that would result from this activity will cause the share price to decline more so, which, in turn, may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market for the stock, our stock price will decline. If this occurs, the number of shares of our common stock that is issuable upon conversion of the Debentures issued in February 2, 2006 and March 8, 2006 will increase, which will materially dilute existing stockholders' equity and voting rights. See Financial Footnotes Secured Convertible Debenture.

We are able to issue shares of preferred stock with rights superior to those of holders of our common stock. Such issuances can dilute the tangible net book value of shares of our common stock.

Our Certification of Incorporation provide for the authorization of 5,000,000 shares of “blank check” preferred stock. Pursuant to our Certificate of Incorporation, our Board of Directors is authorized to issue such “blank check” preferred stock with rights that are superior to the rights of stockholders of our common stock, at a purchase price then approved by our Board of Directors, which purchase price may be substantially lower than the market price of shares of our common stock, without stockholder approval.

We do not intend to pay dividends.

We have never declared or paid any dividends on our securities. We currently intend to retain our earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future.

Item 2: Description of Property.

Our corporate offices are currently located at a biotech industrial park located at 675 Rt. 1, Suite B113, North Brunswick, NJ 08902. We have entered into a lease effective June 1, 2005: and certain lease amendments as of November 15, 2005 and a second Lease Amendment as of March 15, 2006 and a third lease amendment as of October 1, 2006 with the NEW JERSEY ECONOMIC DEVELOPMENT AUTHORITY (NJEDA) which will continue on a monthly basis at for two research and development Laboratory units (total of 1,600 s.f.) and two offices (total of 250 s.f.). Our facility will be sufficient for our near term purposes and the facility offers additional space for our foreseeable future. Our monthly payment on this facility is approximately $6,000 per month. The term of the lease expires on May 31, 2007 and upon mutual consent, this lease may be renewed for one year. NJEDA is allowed to bill the company for a one time Milestone Rent based on raising greater than $1MM but less than $5MM equity raise. They billed the company $2,500 for this milestone in anticipation of the conversion of the debenture into the equity. In the event that our facility should, for any reason, become unavailable, we believe that alternative facilities are available at competitive rates.

Item 3: Legal Proceedings.

There are no material legal proceedings threatened against us. In the ordinary course of our business we may become subject to litigation regarding our products or our compliance with applicable laws, rules, and regulations. Aventis, Inc. has filed trademark opposition proceedings in Canada against our trademark application for Lovaxin. That opposition is still pending.

The U.S. trademark application for Lovaxin has been allowed by the United States Patent and Trademark Office and is pending. Trademark applications in China and in the European Union for Lovaxin are also pending. The Chinese application was recently published for opposition, and the European Union application has  passed through the opposition stage. This action will impact the naming of our products.

The U.S. trademark applications for Advaxis and for Advaxis and design, Serial Nos. 78/252527 and 78/252586, have been withdrawn. Oppositions to those applications have been terminated in favor of Aventis, Inc.

In 2006, Nycomed Pharma, of Sweden, claimed owner of the mark Levaxin, filed an opposition to our CTM (European Union) application to register Lovaxin. The opposition was refused solely on procedural grounds.  If our CTM application is ultimately granted, Nycomed Pharma may file to cancel such registration of Lovaxin. Nycomed Pharma has also demanded that we cease to use Lovaxin in Sweden.

Cerus has filed an opposition against European Patent Application Number 0790835 (EP 835 Patent) which was granted by the European Patent Office and which is assigned to The Trustees of the University of Pennsylvania and exclusively licensed to us. Cerus’ allegations in the Opposition are that the EP 835 Patent, which claims a vaccine for inducing a tumor specific antigen with a recombinant live Listeria, is deficient because of (i) insufficient disclosure in the specifications of the granted claims, (ii) the inclusion of additional subject matter in the granted claims, and (iii) a lack of inventive steps of the granted claims of the EP 835 Patent.

On November 29, 2006, following oral proceedings, the Opposition Division of the European Patent Office determined that the claims of the patent as granted should be revoked due to lack of inventive step under European Patent Office rules based on certain prior art publications. This decision has no material effect upon our ability to conduct business as currently contemplated.

We will review the formal written decision in order to evaluate whether to file an appeal. In the event of an appeal there is no assurance that it will be successful. If such ruling is upheld on appeal, our patent position in Europe may be eroded. The likely result of this decision will be increased competition for us in the European market for recombinant live Listeria based vaccines for tumor specific antigens. Regardless of the outcome, we believe that our freedom to operate in Europe, or any other territory, for recombinant live Listeria based vaccine for tumor specific antigen products will not be diminished.

For more information about Cerus Corporation and its claims with respect to Listeria-based technology, you should visit their web site at www.cerus.com or to view its publicly filed documents

Item 4: Submission of Matters to a Vote of Security Holders.

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

PART II

Item 5: Market for Registrant’s Common Equity and Related Stockholder Matters

Since July 28, 2005, our Common Stock has quoted on the OTC:BB symbol ADXS. The following table shows, for the periods indicated, the high and low sales prices per share of our Common Stock as reported by the OTC:BB. As of January 16, 2007 there were approximately 83 stockholders of record and the closing sale price of Advaxis common stock $0.163 per share as reported by the OTC:BB.

Common Stock

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low
First Quarter November 1-January 31	$0.27	$0.16	N/A	N/A
Second Quarter February 1- April 30………………………	$0.37	$0.21	N/A	N/A
Third Quarter…May 1 -July 31……………………	$0.30	$0.17	$1.25	$0.35
Fourth Quarter August 1, - October 31………………………………	$0.25	$0.13	$0.52	$0.15

Item 6: Management’s Discussion and Analysis or Plan of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operations and other portions of this Annual Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking information. Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, product demand, market acceptance and other factors discussed in this Annual Report under the heading “Risk Factors”. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operations should be read in conjunction with our financial statements and the related notes included elsewhere in this Annual Report.

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

We have focused our initial development efforts on four lead compounds and anticipate completing a Phase I clinical study of Lovaxin C, a potential cervical cancer vaccine, mid 2007. See Item 1. “Business - Research and Development Program”.

We were originally incorporated in the state of Colorado on June 5, 1987 under the name Great Expectations, Inc. We were administratively dissolved on January 1, 1997 and restated on June 18, 1998 under the name Great Expectations and Associates, Inc. In 1999, we became a reporting company under the Securities Exchange Act of 1934, as amended. We were a publicly-traded “shell” company without any business until November 12, 2004, when we acquired Advaxis through the Share Exchange, as a result of which Advaxis become our wholly-owned subsidiary and our sole operating company. We then changed our name to Advaxis. On March 29, 2006, we merged into Advaxis (the subsidiary) and thereby changed our state in incorporation from the state of Colorado to the state of Delaware. For financial reporting purposes, we have treated the Share Exchange as a recapitalization. As a result of the foregoing as well as the fact that the Share Exchange is treated as a recapitalization of Advaxis rather than as a business combination, the historical financial statements of Advaxis became our historical financial statements after the Share Exchange.

On November 12, 2004, December 8, 2004 and January 4, 2005 (the “Three Tranche Private Placement) we effected a private placement to “accredited investors”, as defined in Rule 501(a) of Regulation D under the Securities Act of 1933 of an aggregate of 11,334,495 shares of our common stock and warrants to purchase an aggregate of 11,334,495 additional shares for net proceeds of approximately $3,253,000.

On November 12, 2004, $595,000 of our promissory notes plus accrued interest was converted into an aggregate of 2,136,441 shares of our common stock and warrants to purchase 2,223,549 shares of our common stock.

On January 12, 2005, we effected a private placement to an accredited investor for approximately $1,100,000 of 3,832,753 shares of our common stock and warrants to purchase 3,832,753 additional shares.

We sold to Cornell Capital Partners (“Cornell”), $3,000,000 principal amount of our Secured Convertible Debentures due February 1, 2009 ($1,500,000 on February 2, 2006 and $1,500,000 on March 8, 2006) bearing interest at 6% per annum payable at maturity and issued it warrants to purchase 4,500,000 shares or our common stock. The net proceeds were approximately $2,740,000. The value of the warrants will be charged as interest expense over the three year term of the Debentures.

In accounting for the convertible debentures and the warrants described above and warrants, the Company considered the guidance contained in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Common Stock,” and SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.” In accordance with the guidance provided in EITF 00-19, the Company determined that the conversion feature of the Debentures represents an embedded derivative since the debenture is convertible into a variable number of shares upon a conversion formula and the conversion clause allows cash or shares of common stock in payment to the debenture holders. Accordingly, the convertible debentures are not considered to be “conventional” convertible debt under EITF 00-19 and thus the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability.

Plan of Operations

We intend to use a portion of the proceeds of the sales described above to conduct a Phase I clinical trial in cervical cancer using Lovaxin C, one of our lead product candidates in development using our Listeria System. We also have used the funds to further expand our clinical, research and development teams to further develop the product candidates and to expand our manufacturing capabilities and strategic activities. Our corporate staff will be responsible for the general and administrative activities.

During the next 12 to 24 months, we anticipate that our strategic focus will be to achieve several objectives described under “Item 1. Business - Strategy” and as follows:

•	Complete Phase I clinical study of Lovaxin C;
•	Initiate a Phase II clinical study of Lovaxin C Cervical Cancer
•	Initiate Preclinical Studies and a Phase I study of Lovaxin B Breast Cancer
•	Initiate Preclinical Studies and a Phase I study of Lovaxin P Prostate Cancer
•	Continue preclinical development of Lovaxin T
•	Continue research to expand our technology platform.

The annual cost to maintain our current staff, overhead and preclinical expense is estimated to be $2.0 to $2.4 million in fiscal year 2007. We estimate the cost of our current phase I clinical study in therapeutic treatment of cervical cancer to be in the range of $0.2 to $0.3 million for the same period. Therefore we anticipate our current cash will be adequate to meet our needs over the 2007 fiscal year. Our phase II Lovaxin C clinical study is estimated to commence in late fiscal year 2007 or early fiscal 2008 to cost from $2.5 to $4.0 million. We hope to commence the work in breast and prostate cancer in 2007. The timing and estimated costs of these projects are difficult to predict. In fiscal 2007 our anticipated needs for equipment, personnel and space should not be significant. We do plan on adding a few key employees in 2007 to address our growing clinical, regulatory and reporting needs.

Overall given the clinical stage of our business our financial needs are driven in large part by the outcomes of clinical trials and preclinical findings. The cost of these clinical trial projects is significant. As a result we will be required to raise additional debt or equity in the near future and may attempt to negotiate the restructure of certain existing instruments. If the clinical outcomes are successful and the value of the Company increases it is more than likely we will attempt to accelerate the timing of the required financing and, conversely if the trial or trials aren’t successful or are slow spending will be deferred. While we will attempt to attract a corporate partnership we have not assumed the receipt of any additional financial resources.

For more information about Penn and committments see “Item 1. Business Partnerships and agreements - University of Pennsylvania.”

Accounting Policies; Impact of Growth

Below is a brief description of basic accounting principles which we have adopted in determining our recognition of expenses, as well as a brief description of the effects that our management believes that our anticipated growth will have on our revenues and expenses in the 12 months ended October 31, 2007.

Revenues. We do not anticipate that we will record any material revenues during at least the twelve months ending October 31, 2007. When we recognize revenues, we anticipate that they will be principally grants and licensing fees.

Expenses. We recorded operating expenses for the years ended October 31, 2005 and 2006 of $2,395,328, and $3,481,226, respectively.

The preparation of financial statements in accordance with GAAP involves the use of estimates and assumptions that affect the recorded amounts of assets and liabilities as the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ substantially from these estimates. Significant estimates include the fair value and recoverability of carrying value of intangible asset (trade marks, patents and licenses) the fair value of options, the fair value of embedded conversions features, warrants, recognition of on-going clinical trial, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policy involves significant estimate and judgment. We amortize trademark, license and patent costs over their estimated useful lives. We may be required to adjust these lives based on advances in science and competitor actions. We review the recorded amounts of trademarks and patents at each period end to determine if their carrying amount is still recoverable based on expectations regarding potential licensing of the intangibles or sales of related products. Such an assessment, in the future, may result in a conclusion that the assets are impaired, with a corresponding charge against earnings.

In accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, revenue from license fees and grants is recognized when the following criteria are met; persuasive evidence an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. In licensing arrangements, delivery does not occur for revenue recognition purposes until the license term begins. Nonrefundable upfront fees received in exchange for products delivered or services performed that do not represent the culmination of a separate earnings process will be deferred and recognized over the term of the agreement using the straight-line method or another method if it better represents the timing and pattern of performance.

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

Research and Development. During the years ended October 31, 2005 and 2006, we recorded research and development expenses of $1,175,536 and $1,404,164, respectively. Such expenses were principally comprised of manufacturing scale up and process development, license fees, sponsored research, clinical trial and consulting expenses. We recognize research and development expenses as incurred.

Commencing with the year ending October 31, 2006, we anticipate that our research and development expenses will increase as a result of our expanded development and commercialization efforts related to clinical trials, product development, and development of strategic and other relationships required ultimately for the licensing, manufacture and distribution of our product candidates. We regard four of our product candidates as major research and development projects. The timing, costs and uncertainties of those projects are as follows:

Lovaxin C - Phase I/II trial Summary Information (Cervical Cancer)
•	Cost incurred to date: approximately $1,000,000
•	Estimated future costs: $500,000 Phase I and $2,500,000 - $4,000,000 Phase II
•	Anticipated completion date: second/third quarter fiscal 2007 Phase I and Phase II 2008 and beyond.
•	Uncertainties:
-	the FDA (or relevant foreign regulatory authority) may not approve the study
-	One or more serious adverse events in patients enrolled in the trial
-	difficulty in recruiting patients
-	delays in the program
-	Commencement of material cash flows:
-	Unknown at this stage and dependent upon a licensing deal or pursuant to a marketing collaboration subject to regulatory approval to market and sell the product.

Lovaxin B - Phase I trial Summary Information (Breast Cancer)
•	Cost incurred to date: $300,000
•	Estimated future costs: $1,800,000
•	Anticipate completion dates: fourth quarter of fiscal 2008 or beyond
•	Risks and uncertainties:
-	Obtaining favorable animal data
-	Proving low toxicity in animals
-	Manufacturing scale up to GMP level
-	FDA (or foreign regulatory authority) may not approve the study
-	The occurrence of a severe or life threatening adverse event in a patient
-	Delays in the program
-	Commencement of material cash flows:
-	Unknown at this stage, dependent upon a licensing deal or to a marketing collaboration subject to regulatory approval to market and sell the product.

Lovaxin P - Pre Clinical and Phase I Trial Summary Information (Prostate Cancer)
•	Cost incurred to date: $100,000
•	Estimated future costs: $1,500,000
•	Anticipate completion dates: fourth quarter of fiscal 2008 or beyond
•	Risks and uncertainties: See Lovaxin in B (above)

General and Administrative Expenses. During the years ended October 31, 2005, and 2006, we recorded general and administrative expenses of $1,219,792 and $2,077,062, respectively. General and administrative costs primarily include the salaries and expenses for executive, consultants, finance, facilities, insurances, accounting and legal assistance, as well as other corporate and administrative functions that serve to support Advaxis’ current and our future operations and provide an infrastructure to support this anticipated future growth. For the year ending October 31, 2007 and beyond, we anticipate that our general and administrative costs will increase significantly due to the increased compliance requirements, including, without limitation, legal, accounting, and insurance expenses, to comply with periodic reporting and other regulations applicable to public companies.

Other Income (Expense). We recorded interest expense during the year ended October 31, 2005 of ($7,307) and during the year ended October 31, 2006 of ($437,299). Interest expense, relates primarily to our outstanding secured convertible debenture commencing at the closing dates of our Two Tranche Private Placement on February 2 and March 8, 2006. Other income during the years ended October 31, 2005, and 2006 represented interest of $43,978 and $90,899, respectively earned on investments. In the year ended October 31, 2006 the net change in fair value of common stock warrants and embedded derivative liabilities in expense represents a reduction of ($2,802,078) of fair value as of October 31, 2006 reporting date compared to the original value for the secured convertible debenture.

Recently Issued Accounting Pronouncements.

 In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123 (revised 2004), share-based payment. This statement requires that compensation cost relating to share based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. Refer to Item 7. Note 2. to the Financial Statement - Share-based Compensation Expense for a summary of the impact.

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company will be required to adopt the provisions of FIN 48 beginning in fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings as well as requiring additional disclosures. The Company is currently assessing the impact of the adoption of FIN 48 on its Financial Statements.

Results of Operations

Year Ended October 31, 2006 Compared to the Year Ended October 31, 2005

Revenue. Our revenue decreased by $120,907, or 22%, from $552,868 for the year ended October 31, 2005 to $431,961 for the year ended October 31, 2006 primarily due to the decrease in the FLAIR grant money received by the Company.

Research and Development Expenses. Research and development expenses increased by $228,628, or 19%, from $1,175,536 for the twelve months ended October 31, 2005 to $1,404,164 for the twelve months ended October 31, 2006. This increase was principally attributable to the following:

•	Clinical trial expenses increased $328,389, or 351%, from $93,525 to $421,915 due to the start-up of our clinical trial in March 2006.
•	Wages, salaries and related lab costs increased by $409,524, or 215%, from $190,804 to $600,329 principally due to our expanded research and development staffing in early 2006.
•	Subcontracted expenses increased by $107,949, or 76.3%, from $141,366 to $249,315 reflecting the additional subcontract work performed by Dr. Paterson at Penn, pursuant to certain grants.
•
Manufacturing expenses decreased $383,387, or 93.6%, from $409,542 to $26,155; the result of the fiscal 2005 manufacturing program in anticipation of the Lovaxin C for toxicology and clinical trials required in early 2006.

•
Toxicology study expenses decreased $259,548, or 88.6%, from $293,105 to $33,558; principally as a result of the initiation in the earlier period of toxicology studies by Pharm Olam in connection with our Lovaxin C product candidates in anticipation of the clinical studies in 2006.

General and Administrative Expenses. General and administrative expenses increased by $857,270, or 70.3%, from $1,219,792 for the year ended October 31, 2005 to $2,077,062 for the year ended October 31, 2006, primarily attributable to the following:

•
Consulting fees and related expenses increased by $580,197, or 190%, from $305,153 for the twelve months ended October 31, 2005 to $885,349 for the same period in 2006 arising from a higher bonus expense, stock expense, consulting fees and the fair value of options primarily for the Chief Executive Officer(s) and consultants.

•
An increase in legal fees and public relations expenses of $391,611, or 364%, from $107,370 for the twelve-months ended October 31, 2005 to $498,611 for the same period in 2006, primarily as a result of an increase in the costs arising from being publicly held.

•	A decrease in offering and analyst expenses of $132,498 incurred in fiscal 2005 while none were incurred in 2006.

Other Income (expense). Other Income (expense) increased by ($3,185,149) from income of $36,671 for the twelve months ended October 31, 2005 to ($3,148,478) recorded as expense for the twelve months ended October 31, 2006. During the years ended October 31, 2005 and 2006 we recorded interest expense of ($7,307), and ($437,299) respectively. Interest expense, relates primarily to our outstanding secured convertible debenture commencing at the closing dates on February 2 and March 8, 2006. Interest earned on investments amounted to $43,978 and $90,899, respectively. In the year ended October 31, 2006 there is a net change of ($2,802,078) in fair value of common stock warrants and embedded derivative liabilities in expense (non-cash item) as of October 31, 2006 compared to the original value for the secured convertible debenture.

No provision for income taxes was made for the year ended October 31, 2005 or 2006 due to significant tax losses during and prior to such periods.

Year Ended October 31, 2005 Compared to the Year Ended October 31, 2004

Revenue. Our revenue increased by $436,462, or 375%, from $116,406 for the year ended October 31, 2004 to $552,868 for the year ended October 31, 2005 due to the increase in grant money received by the Company in these periods.

Research and Development Expenses. Research and development expenses increased by $1,049,594, or 833%, from $125,942 for the twelve months ended October 31, 2004 to $1,175,536 for the twelve months ended October 31, 2005, principally attributable to the following:

•
An increase in our related manufacturing expenses of $416,842, from $(7,300) to $409,542; such increase reflects the delay in the manufacturing program during 2004 because of delays in funding, and the manufacturing in 2005 of Lovaxin C in for toxicology and clinical trials;

•
Expenses in fiscal 2005 of $293,105 reflecting the initiation of toxicology studies by Pharm Olam in connection with our Lovaxin C product candidates, and the payment of deferred license fees to Penn; none were incurred in the prior year.

•	Wages and salaries related to our research and development program of $166,346 reflecting the recruitment of our R&D management team in early 2005; none were incurred in the prior year.
•	Subcontracted work of $141,366, reflecting the subcontract work performed by Dr. Paterson at Penn, pursuant to certain grants; none were incurred in the prior year.

General and Administrative Expenses. General and administrative expenses increased by $695,424, or 133%, from $524,368 for the year ended October 31, 2004 to $1,219,792 for the year ended October 31, 2005, primarily attributable to the following:

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

Interest (Expenses). Interest expense decreased by $5,825 or 44.4%, to ($7,307) for the year ended October 31, 2005 from ($13,132) for the year ended October 31, 2004. The decrease results primarily from a reduction on interest payable on certain notes which were converted on November 12, 2004.

Other Income. Other Income increased by $43,907 to 43,978 from $71 for the twelve months ended October 31, 2004. The increase results primarily from an increase in interest paid to the company on cash deposits held by the Company.

No provision for income taxes was made for the year ended October 31, 2004 or 2005 due to significant tax losses during and prior to such periods.

Liquidity and capital resources

At October 31, 2004, 2005 and 2006, our cash was $32,279, $2,075,206 and $2,761,166, respectively, and we had a working capital deficit of $1,396,062 at October 31, 2004, and working capital of $1,365,742 and $1,254,651 at October 31, 2005 and 2006, respectively.

To date, our principal source of liquidity has been cash provided by private placements of our securities. Some of these offerings have been structured so as to be exempt from the prospectus delivery requirements under the Securities Act of 1933 (the “Securities Act”). Principal uses of our cash have been to support research and development, clinical study, financing and working capital. We anticipate these uses will continue to be our principal uses in the future.

On November 12, 2004, we acquired Advaxis, Inc., a Delaware corporation through the Share Exchange. The transaction was accounted for as a recapitalization. Accordingly, the historical financial statements of Advaxis are our financial statements for reporting purposes. Advaxis, Inc has changed its fiscal year to the year ended October 31st and as a result is providing herein its audited financial statements for the ten months ended October 31, 2004 and for the years ended October 31, 2005 and 2006.

Although we believe that the net proceeds received by us from the private placement to Cornell will be sufficient to finance our currently planned operations for approximately the next 12 months, they will not be sufficient to meet our longer-term cash requirements or our cash requirements for the commercialization of any of our existing or future product candidates. We will be required to sell equity or debt securities or to enter into other financial arrangements, including relationships with corporate and other partners, in order to raise additional capital. Depending upon market conditions, we may not be successful in raising sufficient additional capital for our long-term requirements. In such event, our business, prospects, financial condition and results of operations could be materially adversely affected.

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

On November 12, 2004, we sold to accredited investors at a closing of the first tranche of the Three Tranche Private Placement 117 Units at $25,000 per unit for an aggregate purchase price of $2,925,000. Each Unit is comprised of (i) 87,108 shares of our common stock and (ii) a five-year warrant to purchase 87,108 shares of our common stock at an exercise price of $0.40 per share. At the initial closing, the accredited investors received an aggregate of 10,191,638 shares of common stock and warrants to purchase 10,191,638 shares of common stock. In addition, on November 12, 2004, $595,000 aggregate principal amount of outstanding convertible promissory notes including accrued interest, were converted into units on the same terms as those upon which the Units sold, accordingly, an aggregate of 2,136,441 shares of common stock and additional warrants to purchase 2,136,441 shares of common stock.

On December 8, 2004, we sold to accredited investors at the closing of the second tranche 8 units for an aggregate purchase price of $200,000 and the investors received an aggregate of 696,864 shares of common stock and additional warrants to purchase 696,864 shares of Common Stock.

On January 4, 2005, we sold to accredited investors at a third tranche 5.12 Units for an aggregate purchase price of $128,000, 445,993 shares of common stock and additional warrants to purchase 445,993 shares of Common Stock were issued.

Pursuant to the terms of a investment banking agreement, dated March 19, 2004, by and between us and Sunrise Securities, Corp. (“Sunrise” or the “Placement Agent”), we issued to the Placement Agent and its designees an aggregate of 2,283,445 shares of common stock and warrants to purchase up to an aggregate of 2,666,900 shares of common stock. The securities were issued along with a cash fee of $50,530 in consideration for the services of Sunrise, as our placement agent in the Private Placement.

On January 12, 2005, we sold an accredited investor at a closing the third tranche 44 units for an aggregate purchase price of $1,100,000 and therefore an aggregate of 3,832,752 shares of common stock and warrants to purchase 3,832,752 shares of common stock.

Pursuant to a Securities Purchase Agreement dated February 2, 2006 and March 8, 2006 we sold to Cornell $3,000,000 principal amount of our 6%Secured Convertible Debentures due February 1, 2009 (the “Debentures”) at face amount (before commissions and related fees of $260,000), along with five year A Warrants to purchase 4,200,000 shares of common stock at the price of $0.287 per share and five year B Warrants to purchase 300,000 shares of common stock at a price of $0.3444 per share.

The 6 % per annum interest due at maturity will be charged to expense over the three-year term of the Debentures. The investment-banking fee paid to Yorkville Advisors in connection with the Debentures in the amount of $240,000 will be charged, in view its relationship with Cornell, as additional interest expense over the three-year term of the Debentures. The remaining transaction fees of $20,000 will be capitalized.

The Company calculated the fair value of the embedded conversion of the Company’s above mentioned warrants to be recorded as a warrant liability at the end of the fiscal year 2006. As a result of this calculation at the end of October 31, 2006 included in the Statement of Operations for the Company is a $2,802,078 non-cash expense in the establishment of the liabilities related to the warrants and embedded conversion feature for the entire year.

Upon full satisfaction of the Debentures (whether though its repayment or conversion to equity), the fair value of the remaining warrants on that date will be reclassified to equity.

We are party to a license agreement, dated July 1, 2002 (effective date), as amended and restated, between Advaxis and The Trustees of the University of Pennsylvania.

For more information about Penn and committments see “Item 1. Business Partnerships and agreements - University of Pennsylvania.”

For a description of material employment agreements to which we are party, see “Item 12. Certain Relationships and Related Party Transactions”.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP involves the use of estimates and assumptions that affect the recorded amounts of assets and liabilities as the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ substantially from these estimates. Significant estimates include the fair value and recoverability of carrying value of intangible asset (trademarks, patents and licenses) the fair value of options, the fair value of embedded conversions features, warrants, recognition of on-going clinical trial, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policy involves significant estimate and judgment. We amortize trademark, license and patent costs over their estimated useful lives. We may be required to adjust these lives based on advances in science and competitor actions. We review the recorded amounts of trademarks and patents at each period end to determine if their carrying amount is still recoverable based on expectations regarding potential licensing of the intangibles or sales of related products. Such an assessment, in the future, may result in a conclusion that the assets are impaired, with a corresponding charge against earnings.

Accounting for Warrants and Convertible Securities

The Company evaluates whether warrants issued should be accounted for as liabilities or equity based on the provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The EITF lists conditions under which warrants are required to be classified as liabilities, including the existence of registration rights where significant penalties could be required to be paid to the holder of the instrument in the event the issuer fails to register the shares under a preset time frame, or where the registration statement fails to remain effective for a preset time period. Warrants accounted for as liabilities are required to be recorded at fair value, with changes in fair value recorded in operations.

For convertible debt instruments, the Company determines whether the conversion feature must be bifurcated and accounted for as a derivative liability in accordance with the provisions of EITF 00-19. The first step of the analysis is to determine whether the debt instrument is a conventional convertible instrument, in which case the embedded conversion option would qualify for equity classification and would not be bifurcated from the debt instrument. If the debt does not meet the definition of a conventional convertible instrument, the Company will analyze whether the conversion feature should be accounted for as a liability or equity under the provisions of EITF 00-19. The most common reason a debt instrument would not be considered to be a conventional convertible instrument is where the conversion price is variable. If the conversion feature does qualify for equity classification, the Company will assess whether there is a beneficial conversion feature that must be accounted for under the provisions of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. Among other matters, that statement provides that where a company is required to bifurcate a derivative from its host contract, the company may irrevocably elect to initially and subsequently measure that hybrid financial instrument in its entirety at fair value, with changes in fair value recognized in operations. The statement is effective for financial instruments issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year.

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

ADVAXIS, INC.

FINANCIAL STATEMENTS

Item 7: Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Advaxis, Inc.

We have audited the accompanying balance sheet of Advaxis, Inc. (a development stage company) as of October 31, 2006 the related statements of operations, shareholders' equity (deficiency), and cash flows for the years ended October 31, 2006, and 2005 and the period from March 1, 2002 (inception) to October 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advaxis, Inc. as of October 31, 2006 the results of its operations and its cash flows for the years ended October 31, 2006 and 2005 and the period from March 1, 2002 (inception) to October 31, 2006 in conformity with United States generally accepted accounting principles.

As discussed in Note 2, the Company changed its method of accounting for stock based compensation, effective November 1, 2005.

/s/ GOLDSTEIN GOLUB KESSLER LLP
GOLDSTEIN GOLUB KESSLER LLP
New York, New York

December 11, 2006

ADVAXIS, INC.
(A Development Stage Company)
Balance Sheet

October 31, 2006
ASSETS
Current Assets:
Cash	$2,761,166
Prepaid expenses	38,100
Total Current Assets	2,799,266

Property and Equipment (net of accumulated depreciation of $24,441)	64,742
Intangible Assets (net of accumulated amortization of $94,555)	956,409
Deferred Financing Costs (net of accumulated amortization of $82,313)	177,687
Other Assets	4,600

TOTAL ASSETS	$4,002,704

LIABILITIES & SHAREHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$810,221
Accrued expenses	522,467
Deferred revenue	20,350
Notes payable - current portion	191,577
Total Current Liabilities	1,544,615

Interest payable	119,934
Notes payable - net of current portion	313,000
Convertible Secured Debentures and fair value of embedded derivative	5,017,696
Common Stock Warrants	714,600
Total Liabilities	$7,709,845

Shareholders’ Deficiency:
Common Stock - $0.001 par value; authorized 500,000,000 shares, issued and outstanding 40,238,992	40,239
Additional Paid-In Capital	5,914,793
Deficit accumulated during the development stage	(9,662,173)
Total Shareholders' Deficiency	(3,707,141)
TOTAL LIABILITIES & SHAREHOLDERS’ DEFICIENCY	$4,002,704
 The accompanying notes and the report of independent registered public accounting firm should be read in conjunction with the financial statements.

ADVAXIS, INC.
(A Development Stage Company)
Statement of Operations

	Year Ended October 31,	Year Ended October 31,	Period from March 1, 2002 (Inception) to October 31,
	2005	2006	2006

Revenue	$552,868	$431,961	$1,105,235
Research & Development Expenses	1,175,536	1,404,164	3,248,048
General & Administrative Expenses	1,219,792	2,077,062	4,343,793
Total Operating expenses	2,395,328	3,481,226	7,591,841
Loss from Operations	(1,842,460)	(3,049,265)	(6,486,606)
Other Income (expense):
Interest expense	(7,307)	(437,299)	(466,027)
Other Income	43,978	90,899	136,422
Net changes in fair value of common stock warrant liability and embedded derivative liability	-	(2,802,078)	(2,802,078)
Net loss	(1,805,789)	(6,197,744)	(9,618,289)
Dividends attributable to preferred shares			43,884
Net loss applicable to Common Stock	$(1,805,789)	$(6,197,744)	$(9,662,173)
Net loss per share, basic and diluted	$(0.05)	$(0.16)
Weighted average number of shares outstanding basic and diluted	35,783,666	38,646,769
 The accompanying notes and the report of independent registered public accounting firm should be read in conjunction with the financial statements.

ADVAXIS, INC.
(a development stage company)
STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
Period from March 1, 2002 (inception) to October 31, 2006

	Preferred Stock		Common Stock
	Number of Shares Outstanding	Amount	Number of shares outstanding	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Shareholders' Equity (Deficiency)
Preferred stock issued
	3,418	$235,000					$235,000
Common Stock Issued
			40,000	$40	$(40)
Options granted to consultants and professionals
					10,493		10,493
Net Loss						(166,936)	(166,936)
Retroactive restatement to reflect re-capitalization on November 12, 2004
	(3,481)	(235,000)	15,557,723	15,558	219,442
Balance at December 31, 2002
			15,597,723	$15,598	$229,895	$(166,936)	$78,557

Note payable converted into preferred stock
	232	15,969					15,969
Options granted to consultants and professionals
					8,484		8,484
Net loss						(909,745)	(909,745)
Retroactive restatement to reflect re-capitalization on November 12, 2004
	(232)	(15,969)			15,969
Balance at December 31, 2003
			15,597,723	$15,598	$254,348	$(1,076,681)	$(806,735)

Stock dividend on preferred stock
	638	43,884				(43,884)
Net loss						(538,076)	(538,076)
Options granted to consultants and professionals
					5,315		5,315
Retroactive restatement to reflect re-capitalization on November 12, 2004
	(638)	(43,884)			43,884
Balance at October 31, 2004
			15,597,723	$15,598	$303,547	$(1,658,641)	$(1,339,496)

Common Stock issued to Placement Agent on re-capitalization
	752,600	753	(753)
Effect of re-capitalization
	752,600	753	(753)
Options granted to consultants and professionals
			64,924		64,924
Conversion of Note payable to Common Stock	2,136,441	2,136	611,022		613,158
Issuance of Common Stock for cash, net of shares to Placement Agent
	17,450,693	17,451	4,335,549		4,353,000
Issuance of common stock to consultants
	586,970	587	166,190		166,777
Issuance of common stock in connection with the registration statement
	409,401	408	117,090		117,498
Issuance costs			(329,673)		(329,673)
Net loss				(1,805,789)	(1,805,789)
Restatement to reflect re- capitalization on November 12, 2004 including cash paid of $44,940			(88,824)		(88,824)
Balance at October 31, 2005	37,686,428	$37,686	$5,178,319	$(3,464,430)	$1,751,575

Options granted to consultants and professionals			172,831		172,831
Options granted to employees and directors			71,667		71,667
Conversion of debenture to Common Stock	1,766,902	1,767	298,233		300,000
Issuance of Common Stock to employees and directors	229,422	229	54,629		54,858
Issuance of common stock to consultants	556,240	557	139,114		139,674
Net loss				(6,197,744)	(6,197,744)
Balance at October 31, 2006	40,238,992	$40,239	$5,914,793	$(9,662,173)	$(3,707,141)

The accompanying notes and the report of independent registered public accounting firm should be read in conjunction with the financial statements.

ADVAXIS, INC.
(A Development Stage Company)
Statement of Cash Flows

			Period from
			March 1
			2002
	Year ended	Year ended	(Inception) to
	October 31,	October 31,	October 31,
	2005	2006	2006
OPERATING ACTIVITIES
Net loss	$(1,805,789)	$(6,197,744)	$(9,618,289)
Adjustments to reconcile net loss
to net cash used in operating activities:
Non-cash charges to consultants and employees for options and stock	231,701	439,027	711,210
Amortization of deferred financing costs		82,313	82,313
Non-cash interest expense		230,218	230,218
Accrued interest on notes payable	12,308	123,934	136,242
Loss on change in value of warrants and embedded derivative		2,802,078	2,802,078
Value of penalty shares issued	117,498		117,498
Depreciation expense	7,432	17,009	24,441
Amortization expense of intangibles	33,669	45,068	97,726
Increase in prepaid expenses		(38,100)	(38,100)
Increase in other assets	(4,600)		(4,600)
Increase (decrease) in accounts payable	(132,149)	158,335	1,125,427
Increase in accrued expenses	-	522,467	506,278
Deferred Revenue	-	20,350	20,350
Net cash used in operating activities	(1,539,930)	(1,795,045)	(3,807,208)
INVESTING ACTIVITIES
Cash paid on acquisition of Great Expectations	(44,940)		(44,940)
Purchase of property and equipment	(80,577)	(8,606)	(89,183)
Cost of intangible assets	(314,953)	(250,389)	(967,054)
Net cash used in Investing Activities	(440,470)	(258,995)	(1,101,177)
FINANCING ACTIVITIES
Proceeds from convertible secured debenture		3,000,000	3,000,000
Cash paid for deferred financing costs		(260,000)	(260,000)
Proceeds from notes payable			671,224
Net proceeds of issuance of Preferred Stock			235,000
Net proceeds of issuance of Common Stock	4,023,327		4,023,327
Net cash provided by Financing Activities	4,023,327	2,740,000	7,669,551
Net increase in cash	2,042,927	685,960	2,761,166
Cash at beginning of period	32,279	2,075,206
Cash at end of period	$2,075,206	$2,761,166	$2,761,166
The accompanying notes and the report of independent registered public accounting firm should be read in conjunction with the financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities

		Period from
Year ended	Year ended	March 1, 2002
October 31,	October 31,	(Inception) to
2005	2006	October 31, 2006

Common Stock issued to Founders				$40
Notes payable and accrued interest converted to Preferred Stock				$15,969
Stock dividend on Preferred Stock				43,884
Notes payable and accrued interest converted to Common Stock		$613,158	$300,000	$913,158
Intangible assets acquired with notes payable				$360,000
Debt discount in connection with recording the original value of the embedded derivative liability	$		$512,865	$512,865
Allocation of the original secured convertible debentures to warrants	$		$214,950	$214,950

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

As shown in the financial statements, the Company has incurred losses from operations. These losses are expected to continue for an extended period of time. Although we believe that the net proceeds received by us from the Private Placement and the private offerings will be sufficient to finance our currently planned operations for approximately the next 12 months, they will not be sufficient to meet our longer-term cash requirements or our cash requirements for the commercialization of any of our existing or future product candidates. We will be required to issue equity or debt securities or to enter into other financial arrangements, including relationships with corporate and other partners, in order to raise additional capital. Depending upon market conditions, we may not be successful in raising sufficient additional capital for our long-term requirements. In such event, our business, prospects, financial condition and results of operations could be materially adversely affected.

In accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, revenue from license fees and grants is recognized when the following criteria are met; persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. In licensing arrangements, delivery does not occur for revenue recognition purposes until the license term begins. Nonrefundable upfront fees received in exchange for products delivered or services performed that do not represent the culmination of a separate earnings process will be deferred and recognized over the term of the agreement using the straight line method or another method if it better represents the timing and pattern of performance. Since its inception and through October 31, 2006, all of the Company’s revenues have been from grants. For the year ended October 31, 2006 100% of the Company’s revenues were received from four grants. For the twelve month period ended October 31, 2005, all of the Company’s revenue was received from two grants.

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

The Company maintains its cash in bank deposit accounts (money market) that exceed federally insured limits.

Intangible assets, which consist primarily of legal costs in obtaining trademarks, patents and licenses and are being amortized on a straight-line basis over 20 years.

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

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the periods. Diluted earnings per share gives effect to dilutive options, warrants, convertible debt and other potential common stock outstanding during the period. Therefore, the impact of the potential common stock resulting from warrants, outstanding stock options and convertible debt are not included in the computation of diluted loss per share, as the effect would be anti-dilutive. The table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share

October 31, 2006
Warrants	25,009,220
Stock Options	6,959,077
Convertible Debt (1)	14,210,526
Total All	46,178,823

(1.) Conversion of the outstanding principal of $2,700,000 converted at 95% of the October 31, 2006 closing price of $0.20 per share or $0.19 per share.

No deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates by management. Actual results could differ from these estimates.

The estimated fair value of the notes payable approximates the principal amount based on the rates available to the Company for similar debt.

Accounts payable consists entirely of trade accounts payable.

Research and development costs are charged to expense as incurred.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, and interpretation of FASB Statement No. 109 (“FIN48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect that FIN 48 will have a material effect on our financial condition or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2. SHARE-BASED COMPENSATION EXPENSE

Effective November 1, 2005, the Company adopted the fair value based method of accounting for share-based employee compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Accounting for Stock-Based Payment (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors for employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under the Accounting Principles Board Option No. 25, Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. The adoption of SFAS 123R resulted in a charge to operations of $71,667 for the year ended October 31, 2006.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of November 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s Financial Statements for the twelve months ended October 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Financial Statements for prior periods have not been restated to reflect, and do not include the impact of SFAS 123(R). Stock-based compensation expense for fiscal year ended October 31, 2006 was $71,667 that consists of stock-based compensation expense related to employee and director stock options. Stock-based compensation expense was not reflected for the twelve months ended October 31, 2005 for employee stock based awards in which goods or services were the consideration received for the equity instrument issued based on the fair value of the equity instrument in accordance with the previous accounting standard.

The Company began recognizing expense, in an amount equal to the fair value of share-based payments (stock option awards) on their date of grant, over the request service period of the awards (usually the vesting period). Under the modified prospective method, compensation expense for the Company is recognized for all share based payments granted and vested on or after November 1, 2005 and all awards granted to employees prior to November 1, 2005 that were unvested on that date but vested in the period over the requisite service periods in the Company’s Statement of Operations. Prior to the adoption of the fair value method, the Company accounted for stock-based compensation to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Therefore, compensation expense related to employee stock options was not reflected in operating expenses in any period prior to the fiscal year of 2006 and prior period results have not been restated. In the twelve months ended and date of inception to October 31, 2005 had the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of SFAS No. 123, Stock Option Expense would have totaled $200,942 for the year ended October 31, 2005 and $328,176 for the period March 1, 2002 (date of inception) to October 31, 2005, and the effect on the Company’s net loss and net loss per share would have been as follows:

	Year ended October 31, 2005	March 1, 2002 (date of inception) to October 31, 2006

Net Loss as reported	$(1,805,789)	$(9,618,289)
Add: Stock based option expense included in recorded net loss	64,924	89,217
Deduct stock option compensation expense determined under fair value based method	(200,942)	(328,176)
Adjusted Net Loss	$(1,941,807)	$(9,379,330)
Basic and Diluted Net Loss per share as reported	$(0.05)
Basic and Diluted Net Loss per share pro forma	$(0.05)

The fair value of each option granted from the Company’s stock option plans during the years ended October 31, 2005 and 2006 was estimated on the date of grant using the Black-Scholes option-pricing model. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s Common Stock price, (ii) the periods of time over which employees and Board Directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on the Company’s Common Stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives. Expected volatility for a development stage biotechnology company is very difficult to estimate as such; the company considered several factors in computing volatility. The company used their own historical volatility as well as those of comparable companies in determining the volatility to be used. Various factors and events may have a significant impact on the market price of our common stock as such factors out of management control may lead to swings in the estimated volatility and fair value. Expected lives are based contractual terms given the early stage of the business, lack of intrinsic value and significant future dilution along typical of early stage biotech. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.

	Year Ended	Year Ended
	October 31, 2005	October 31, 2006
Expected volatility	30%	127.37%
Expected Life	10 years	7.7 years
Dividend yield	0	0
Risk-free interest rate	4.5%-5.25%	4.6%

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that vested during the period. Stock-based compensation expense for the twelve months ended October 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to October 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment awards to be recognized using the straight line method over the requisite service period. As stock-based compensation expense for the twelve months of 2006 is based on awards granted and vested, it has been reduced for estimated forfeitures (4.4%). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

3. INTANGIBLE ASSETS:

Intangible assets consist of the following at October 31, 2006.

Trademarks	$74,948
Patents	490,893
License	485,123
Less: Accumulated Amortization	(94,555)

$956,409

Estimated amortization expense is as follows:

Year ending October 31,
2007	$52,548
2008	52,548
2009	52,548
2010	52,548
2011	52,548

Amortization expense of intangibles amounted to $45,068 and $33,669 for the year ended October 31, 2006 and 2005, respectively

4. ACCRUED EXPENSES:

The following table represents the major components of accrued expenses:

Salaries and other compensation	$275,478
Consulting	185,683
Other (less than 5%)	61,306
$522,467

5. NOTES PAYABLE:

Notes payable consist of the following at October 31, 2006:

Two notes payable with interest at 8% per annum, due on December 17, 2008. The lender has served notice demanding payment pursuant to the November 2004 recapitalization and financing agreement	$61,577
Note payable with no interest payable at the time of the closing of the Company's contemplated $5,000,000 equity financing	75,000
Note payable with no interest payable at the time of the closing of the Company's contemplated $5,000,000 equity financing	8,000
Note payable with no interest payable at December 15, 2006, or at the time of the closing of the Company's contemplated $5,000,000 equity financing	130,000
Note payable with no interest payable at December 15, 2007 or at the time of the closing of the Company's contemplated $8,000,000 equity financing	230,000
Total	504,577
Less current portion	191,577
$313,000

Aggregate maturities of notes payable at October 31, 2006 are as follows:
Year ending October 31,
2007	191,577
2008	313,000

Total	$504,577

Secured Convertible Debenture:

Pursuant to a Securities Purchase Agreement dated February 2, 2006 ($1,500,000 principal amount) and March 8, 2006 ($1,500,000 principal amount) we issued to Cornell Capital Partners, LP (“Cornell”) $3,000,000 principal amount of the Company’s Secured Convertible Debentures due February 1, 2009 (the “Debentures”) at face amount, and five year Warrants to purchase 4,200,000 shares of Common Stock at the price of $0.287 per share and five year B Warrants to purchase 300,000 shares of Common Stock at a price of $0.3444 per share.

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

The Company paid Yorkville Advisor, LLC a fee of 8% of the principal amount of the Debentures sold or $240,000 and structuring and due diligence fees of $15,000 and $5,000, respectively. The amount paid to Yorkville Advisor, LLC in connection with the Debentures was capitalized and charged to interest expense over the three-year term of the Debentures since Yorkville is related to the holders of the Debentures by virtue of common ownership. The amount charged as interest since inception to October 31, 2006 was $82,313. The net proceeds after deducting legal and accounting fees and other expenses, will be used for working capital including Phase I and initiation of Phase II testing of its Lovaxin C, its first Listeria cancer immunotherapy in cervical cancer patients, and acceleration of preclinical testing for several pipeline vaccines including Lovaxin B and Lovaxin S for breast and ovarian cancer, respectively.

In accounting for the Debentures and the warrants described above the Company considered the guidance contained in EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock," and SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.” In accordance with the guidance provided in EITF 00-19, the Company determined that the conversion feature of the convertible debentures represents an embedded derivative since the debenture is convertible into a variable number of shares based upon the conversion formula which could require the Company to issue shares in excess of its authorized amount. The convertible debentures are not considered to be “conventional” convertible debt under EITF 00-19 and thus the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability.

The Company is required to measure the fair value of the warrants and the embedded conversion feature to be calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished. The Company allocated the proceeds from the sale of the Debentures between the relative fair values at the date of origination of the sale for the warrants, embedded derivative and the debenture. The fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 4,200,000 warrants at market price of common stock on the date of sale of $0.21 per share, exercise price of $0.287 and (ii) 300,000 warrants at the market price of common stock of $0.21 per share, exercise price of $0.3444 both at risk-free interest rate of 4.5%, expected volatility of 25% and expected life of five years. The fair value of the warrants of $214,950 was recorded as a reduction to the Debenture liability and will be amortized over the loan period and charged to interest expense. The portion of the fair value of the warrants charged to interest expense for the since inception to October 31, 2006 was $53,738.

The fair value of the embedded conversion feature allocated to the Debentures liability was based on the Black-Scholes valuation model with the following assumptions: (i) the market price convertible at the price equal to 95% of the lowest volume weighted average price of the Common Stock on the market on which the shares are listed or traded during the 30 trading days immediately preceding the date of conversion or $0.2293 on the date of origination (most beneficial conversion rate), (ii) the conversion price of $0.287, (iii) the risk free interest rate of 4.5%, (iv) expected volatility of 30% and (v) expected life of three years. The fair value of the embedded conversion feature of $512,865 was recorded as a reduction to the Debenture liability and will be amortized over the loan period and charged to interest expense. The portion of the fair value of the embedded conversion feature charged to interest expense for the twelve months ended October 31, 2006 was $176,481.

Convertible Secured Debentures due February 1, 2009: 6% per annum	$3,000,000
Common Stock Warrant liability	$(214,950)
Embedded derivative liability	$(512,865)
Convertible Debenture as the date of sale	$2,272,185
Amortization of discount on warrants & embedded feature as of October 31, 2006	$230,218
Conversion of Cornell Capital Partners LP	$(300,000)
Convertible Secured Debenture Liability as of October 31, 2006	$2,202,403
Embedded Derivative Liability	2,815,293
Convertible Secured Debentures and Fair Value of Embedded Derivative Liability	$5,017,696

On the following dates Cornell converted the following dollars of convertible notes into shares of the Company’s common stock from inception to October 31, 2006 since inception:

Date of Conversion	Amount of Conversion	Number of Shares	Conversion Share Price
April 20, 2006	$50,000	212,947.2348
May 9, 2006	$50,000	212,947.2348
July 6, 2006	$25,000	112,918.2214
July 19, 2006	$25,000	139,198.1796
August 2, 2006	$25,000	160,051.1562
August 10, 2006	$25,000	183,959.1359
September 14, 2006	$25,000	186,567.1340
September 26, 2006	$25,000	186,567.1340
October 9, 2006	$25,000	185,874.1345
October 20, 2006	$25,000	185,874.1345
Total	$300,000	1,766,902

On the following dates Cornell Capital Partners LP converted the following dollars of convertible notes into shares of the Company’s common stock since October 31, 2006:

Date of Conversion	Amount of Conversion	Number of Shares	Conversion Share Price
November 7, 2006	$25,000	177,305	$.1410
November 17, 2006	$25,000	169,377	$.1476
December 1, 2006	$25,000	160,979	$.1553
December 18, 2006	$50,000	367,377	$.1361
January 19, 2007	$25,000	183,688	$.1361
February 1, 2007	$25,000	166,445	$.1502
Total	$175,000	1,225,171

Company will continue to measure the fair value of the warrants and embedded conversion features at each reporting date using the Black-Scholes valuation model based on the current assumptions at that point in time. This calculation has resulted in a fair market value significantly different than the previous reporting period. The increase or decrease in the fair market value of the warrants and embedded conversion feature at each period results in a non-cash income or loss to the other income or loss line item in the Statement of Operations along with a corresponding change in liability.

The Company is required to measure the fair value of the warrants calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished. On October 31, 2006 the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 4,200,000 warrants at market price of common stock on the date of sale of $0.20 per share, exercise price of $0.287 and (ii) 300,000 warrants at the market price of common stock of $0.20 per share, exercise price of $0.3444 both at risk-free interest rate of 4.56%, expected volatility of 122% and expected life of 4.33 years. The fair value of the warrants was $714,600 or an increase of $499,650 over the $214,950 recorded at inception. This increase of the fair value of the warrants was charged to the Statements of Operations as expenses to Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and credited to Condensed Balance Sheet: Common Stock Warrants Liabilities.

Likewise the Company is also required to measure the fair value of the embedded conversion feature allocated to the Debentures liability based upon the Black-Scholes valuation model on the date of each reporting period. On October 31, 2006 the fair value of this feature was based on the following assumptions: (i) the market price convertible at the price equal to 95% of the lowest volume weighted average price of the Common Stock on the market on which the shares are listed or traded during the 30 trading days immediately preceding the date of conversion or $0.141 on October 31, 2006, (ii) the conversion price of $0.20, (iii) the risk free interest rate of 4.62%, (iv) expected volatility of 127.37% and (v) expected life of 2.333 years. The fair value of the embedded conversion feature was $2,815,293 or an increase of $2,302,428 over the $512,865 recorded at inception. This increase of the fair value of the embedded conversion feature was charged to the Consolidated Statements of Operations expensed as Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and credited to Condensed Balance Sheet was credited to the Embedded Derivative Liability.

Upon full payment of the Debentures (through repayment or conversion to equity) the fair value of the warrants on that date will be reclassified to equity.

6. STOCK OPTIONS:

The Company has adopted the Advaxis, Inc. 2002 Stock Option Plan (the "Plan"), which allows for grants up to 8,000 shares of the Company's common stock. This Plan was replaced by the Advaxis 2004 Option Plan, which allows for grants up to 2,381,525 shares of the Company's common stock. The board of directors adopted and the shareholders approved the Company’s  2005 stock option plan on June 6, 2006, which allows for grants up to 5,600,000 shares of the Company's common stock. Both the 2004 plan and the 2005 plan shall be administered and interpreted by the Company's board of directors

Stock option activity during the periods indicated is as follows:

On November 12, 2004, in connection with the recapitalization (see Note 8), the options granted under the 2002 option plan were canceled, and employees and consultants were granted options of Advaxis under the 2004 plan. The cancellation and replacement had no accounting consequence since the aggregate intrinsic value of the options immediately after the cancellation and replacement was not greater than the aggregate intrinsic value immediately before the cancellation and replacement, and the ratio of the exercise price per share to the fair value per share was not reduced. Additionally, the original options were not modified to accelerate vesting or extend the life of the new options. The table provided in this Note 4 reflects the options on a post recapitalization basis.

A summary of the grants, cancellations and expirations (none were exercised) of the Company’s outstanding options for the periods starting with October 31, 2004 through October 31, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Remaining Life In Years	Aggregate Intrinsic Value
Outstanding as of October 31, 2004	2,389,271	$0.23	8.4
Granted	3,242,547	$0.29
Cancelled or Expired	789,279	$0.23
Exercised	-	-
Outstanding as of October 31, 2005	4,842,539	$0.27	8.1	6,867
Granted	2,233,179	$0.22		12,000
Cancelled or Expired	(116,641)	$0.37
Exercised	—	—
Outstanding as of October 31, 2006	6,959,077	$0.25	7.7	$18,867
Vested & Exercisable at October 31, 2006	3,755,910	$0.25	7.3	$6,867

The fair value of options granted for the year ended October 31, 2006 amounted to $301,015.

The following table summarizes significant ranges of outstanding and exercisable options as of October 31, 2006 (number outstanding and exercisable in thousands):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value

$ 0.16-0.18	300	9.9	$0.16	$12,000	0	$0.16	0
0.19-0.21	2,607	6.7	0.20	6,867	1,899	0.20	$6,867
0.24-0.26	760	9.4	0.26	0	50	0.26	0
0.28-0.29	2,970	8.3	0.29	0	1,485	0.29	0
0.35-0.43	322	6.3	0.37		322	0.37

Total	6,959	7.7	$0.25	$18,867	3,756	$0.25	$6,867

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $0.20 as of October 31, 2006, which would have been received by the option holders had those option holders exercised their options as of that date.

A summary of the status of the Company’s nonvested shares as of October 31, 2006, and changes during the twelve months ended October 31, 2006 are presented below:
	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Contractual Term (in years)
Non-vested shares at October 31, 2005	2,386,542	$0.29	8.5
Options granted	2,233,179	$0.22	9.4
Options vested	(1,416,554)	$0.25	7.8
Options forfeited or expired	-	-	-
Non-vested shares at October 31, 2006	3,203,167	$0.25	9.0

As of October 31, 2006, there was approximately $381,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining average vesting period of 2.8 years.

7. COMMITMENTS AND CONTINGENCIES:

Pursuant to multiple consulting agreements and a licensing agreement, the Company is contingently liable for the following:

The Company is obligated to pay $75,000 to its former patent counsel upon receiving financing of $5,000,000 or greater.

The Company is obligated to pay $8,000 to a consultant upon receiving financing of $5,000,000 or greater.

Under an amended and restated 20-year exclusive worldwide (July 1, 2002 effective date) license agreement, the Company is obligated to pay (a) $525,000 in aggregate, divided over a three-year period as a minimum royalty after the first commercial sale of a product. Such payments are not anticipated within the next five years. (b) On December 31, 2008 the Company is also obligated to pay annual license maintenance fees of $50,000 increasing to a maximum of $100,000 per year until the first commercial sale of a licensed product. (c) Upon the initiation of a phase III clinical trial and the regulatory approval for the first Licensor product the Company is obligated to pay milestone payments of $400,000 and $600,000, respectively. (d) Upon the achievement of the first sale of a product in certain fields, the Company shall be obligated to pay certain milestone payments, as follows: $2,500,000 shall be due for first commercial sale of the first product in the cancer field (of which $1,000,000 shall be paid within forty-five (45) days of the date of the first commercial sale, $1,000,000 shall be paid on the first anniversary of the first commercial sale; and $500,000 shall be paid on the second anniversary of the date of the first commercial sale). In addition, $1,000,000 shall be due and payable within forty-five (45) days following the date of the first commercial sale of a product in each of the following fields (a) infectious disease, (b) allergy, (c) autoimmune disease, and (d) any other therapeutic indications for which licensed products are developed. Therefore, the maximum total potential amount of milestone payments is $3,500,000 in a cancer field. The milestone payments related to first sales are not expected prior to obtaining a regulatory approval to market and sell the Company’s vaccines, and such regulatory approval is not expected within the next 5 years. In addition, the Licensor is entitled to receive a non-refundable $157,134 payment of historical license costs. Under a licensing agreement, the Licensor is also entitled to receive royalties of 1.5% on net sales in all countries. In addition, we are obligated to reimburse the Licensor for all attorneys fees, expenses, official fees and other charges incurred in the preparation, prosecution and maintenance of the patents licensed from the Licensor.

Also pursuant to our restated and amended license agreement our option terms to license from the Licensor any new future invention conceived by either Dr. Paterson or Dr. Fred Frankel in the vaccine area were extend until June 17, 2009. We intend to expand our intellectual property base by exercising this option and gaining access to such future inventions. Further, our consulting agreement with Dr. Paterson provides, among other things, that, to the extent that Dr. Paterson’s consulting work results in new inventions, such inventions will be assigned to Licensor, and we will have access to those inventions under license agreements to be negotiated. We recently exercised the option and have entered into negotiations to license up to 18 inventions. The license fees, legal expense, and other filing expenses for such 18 inventions are estimated to amount to $400,000 over a period of several years. With each patent the Licensor can negotiate an initiation fee up to $10,000 for each license.

Under a consulting agreement with the Company’s scientific inventor, the Company is obligated to pay $3,000 per month until the Company closes a $3,000,000 equity financing, $5,000 per month pursuant to a $3,000,000 equity financing, $7,000 per month pursuant to a $6,000,000 equity financing, and $9,000 per month pursuant to a $9,000,000 equity financing.

We entered into a sponsored research agreement on December 6, 2006 with Penn and the consultant under which we are obligated to pay $159,598 per year for a total period of 2 years covering the development of potential vaccine candidate based on our Listeria technology as well as other basic research projects.

Under a partial deferral fee payment agreement with the Company’s attorney they have agreed to defer one half of an invoice for $56,826 until the Company’s closing of the next round of financing, whether debt or equity.

Pursuant to a Clinical Research Service Agreement, the Company is obligated to pay $522,000 to a vendor, of which $215,000 shall be paid upon the occurrence of a $5,000,000 equity financing.

The Company is obligated under a non-cancelable operating lease for laboratory and office space expiring in May 2007 with aggregate future minimum payments due amounting to $39,200.

We have entered a consulting agreement with a biotech consultant. The Agreement commenced on January 7, 2005 and has a six month term, which was extended upon the agreement of both parties. The consultant provides three days per month service during the term of the agreement assistance on its development efforts, reviewing our scientific technical and business data and materials and introducing us to industry analysts, institutional investors collaborators and strategic partners. In consideration for the consulting services we will pay the consultant $2,000 per month.

We have entered into an agreement with a consultant to develop and manage our grant writing strategy and application program. Advaxis will pay consultant according to a fee structure based on achievement of grants awarded to us at the rate of 6-7% of the grant amount. Advaxis will also pay a fixed consulting fees based on the type of grants submitted, ranging from $5,000-7,000 depending on the type of application submitted to the national SBIR and related NIH/NCI programs.

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

In July 2003, we entered into an agreement with a biomanufacturing company for the purpose of manufacturing our cervical cancer vaccine Lovaxin C. The agreement to expired in December 2005 upon the delivery and completion of stability testing of the GMP material for the Phase I trial. The company has agreed to convert $300,000 of its existing fees for manufacturing into future royalties from the sales of Lovaxin C at the rate of 1.5% of net sales, with payments not to exceed $1,950,000. In November 2005, in order to cover Lovaxin C on a long-term basis and to cover other drug candidates which we are developing, we entered into a Strategic Collaboration and Long-Term Vaccine Supply Agreement for Listeria Cancer Vaccines, under which the company agreed to manufacture experimental and commercial supplies of our Listeria cancer vaccines.

The Company entered into a consulting agreement with LVEP Management LLC (LVEP) dated as of January 19, 2005, and amended on April 15, 2005, and October 31, 2005, pursuant to which Mr. Roni Appel served as Chief Executive Officer, Chief Financial Officer and Secretary of the Company and was compensated by consulting fees paid to LVEP. LVEP is owned by the estate of Scott Flamm (deceased January 2006) previously, one of our directors and a principal shareholder. Pursuant to an amendment dated December 15, 2006 ("effective date") Mr. Appel resigned as President and Chief Executive Officer and Secretary of the Company on the effective date, but remains as a board member and consultant to the company. The term of the agreement as amended is 24 months from effective date. Mr. Appel will devote 50% of his time to the company over the first 12 months of the consulting period. Also as a consultant, he will be paid at a rate of $22,500 per month in addition to benefits as provided to other company officers. He will receive severance payments over an additional 12 months at a rate of $10,416.67 per month and shall be reimbursed for family health care. All his stock options vested fully on the effective date and are exercisable over the option contract life. The Company will record a charge to its statement of operation in 2007 for the effect of the modification of these options. Also, Mr. Appel was issued 1,000,000 shares of our common stock. He will receive a $250,000 bonus $100,000 paid on January 2, 2007 and the remainder to be paid on June 1, 2007.

We have entered into a consulting agreement with a consultant, whereby he will assist us in the preparation and refinement of our marketing summary and presentation materials and introduce us to pre defined pharmaceutical and biotechnology companies which may be interested in strategic partnerships. The consultant will receive a monthly cash fee of $1,500 and approved expenses, and in addition success based compensation payable in cash and stock ranging from 5% to 4% of transaction proceeds, upon completion of a transaction with a strategic partner introduced by the consultant. The agreement will be effective until July 12, 2007.

We have entered into a master service agreement with Apothecaries Limited on September 20, 2006, a contract research organization (CRO) for the purpose of providing us with clinical trial management services in the country of India in connection with our Phase I/II clinical trial in Lovaxin C. Under the agreement we will pay Apothecaries amounts based on certain criteria detailed in the agreement such as clinical sites qualified ($1,500 per site), submitting and obtaining regulatory approval ($17,000), and numbers of patients enrolled to the clinical trial ($7,500 for each treated patient). If regulatory approval shall be obtained and 10 patients shall be recruited and treated in 6 clinical sites, we shall pay Apothecaries a total of $101,000.

We entered into an agreement with Investor Relations Group (IRG) whereby IRG will serve as an investor relations and public relations consultant. The term of this agreement is on a month to month basis. In consideration for performing its services, SGI is to be paid $10,000 per month plus out of pocket expenses, and 200,000 common shares over a period of 18 months commencing October 1, 2005, provided the agreement has not terminated. Through October 31, 2006 we issued 99,999 shares out of the 133,332 vested shares as per the agreement.

We entered into an agreement with a consulting firm to provide biologics regulatory consulting services to the Company in support of the IND submission to the FDA. The tasks to be performed under this Agreement will be agreed to in advance by the Company and consulting firm. The term of the agreement is from June 1, 2006 to June 1, 2007. This is a time and material agreement.

Thomas Moore effective December 15, 2006 agreed to terms with the Company whereby he was named CEO and Chairman. He may also nominate one additional Board Member of his choice subject to the By-Laws. Mr. Moore will receive a salary of $250,000 annually to increase to $350,000 subject to a financial raise of $4,000,000. He will receive a grant of 750,000 shares upon the successful raise of $4,000,000. He will receive an additional grant of 750,000 shares upon the raise of an additional $6,000,000. He will also receive a grant of 2,400,000 options at the price of $0.143 per share as of December 15, 2006 to vest monthly over 2 years. If he doesn’t raise at least $4,000,000 by June 2007 he will tender his resignation and return all options and receive no severance. Moore is eligible to receive an additional grant of 1,500,000 shares if the company stock is $0.40 per share or higher over 40 consecutive days. He will receive a health care plan at no cost to him. In the event of a change of control and his termination by the company he will receive one year severance at the existent level. Mr. Moore will personally contribute a minimum of up to $250,000 in 2007.

The Company entered into an employment agreement with Dr. Vafa Shahabi PhD to become Head of Director of Science effective March 1, 2005, terminable on 30 days notice. Her current compensation is $115,000 per annum with a potential bonus of $20,000. In January 2006 she was paid a bonus in stock with a market value of $14,800. In addition, Dr. Shahabi received, commencing July 1st 2006, a $20,000 pay increase annually payable in shares to be issued every July 1st and January 1st (limited to conversion at $0.20 share as minimum). She was granted 150,000 options on hire plus 250,000 options in fiscal year 2006.

The Company entered into an employment agreement with Dr. John Rothman, PhD to become Vice President of Clinical Development effective March 7, 2005 for a term of one year ending February 28, 2006 and terminable on 30 days notice. His compensation is $170,000 per annum, to increase to $180,000 upon the closing of a $15 million equity financing. Upon meeting incentives to be set by the Company, he will receive a bonus of up to $45,000. In fiscal year 2006 he was paid a bonus of $10,000 in cash plus $14,800 in company stock. Effective January 1, 2006 his salary increased by $30,000 annually payable in stock to be issued every July 1st and January 1st (limited to conversion at $0.20 share as minimum). In addition, Dr. Rothman was granted 360,000 stock options per his employment agreement and was granted 150,000 options in March 2006.

The Company entered into an employment agreement with Fred Cobb to become Vice President of Finance effective February 20, 2006 terminable on 30 days notice. His compensation is $140,000 per annum. Upon meeting incentives to be set by the Company, he will receive a bonus of up to $28,000. In July 1, 2006 his salary increased by $20,000 annually payable in stock to be issued every July 1st and January 1st. In addition, Mr. Cobb was granted 150,000 stock options per his employment agreement and was granted and additional 150,000 options in March 2006.

Cerus has filed an opposition against European Patent Application Number 0790835 (EP 835 Patent) which was granted by the European Patent Office and which is assigned to The Trustees of the University of Pennsylvania and exclusively licensed to us. Cerus’ allegations in the Opposition are that the EP 835 Patent, which claims a vaccine for inducing a tumor specific antigen with a recombinant live Listeria, is deficient because of (i) insufficient disclosure in the specifications of the granted claims, (ii) the inclusion of additional subject matter in the granted claims, and (iii) a lack of inventive steps of the granted claims of the EP 835 Patent. On November 29, 2006, following oral proceedings, the Opposition Division of the European Patent Office determined that the claims of the patent as granted should be revoked due to lack of inventive step under European Patent Office rules based on certain prior art publications. This decision has no material effect upon our ability to conduct business as currently contemplated. We will review the formal written decision in order to evaluate whether to file an appeal. In the event of an appeal there is no assurance that it will be successful. If such ruling is upheld on appeal, our patent position in Europe may be eroded. The likely result of this decision will be increased competition for us in the European market for recombinant live Listeria based vaccines for tumor specific antigens. Regardless of the outcome, we believe that our freedom to operate in Europe, or any other territory, for recombinant live Listeria based vaccine for tumor specific antigen products will not be diminished.

The Company is involved in various claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters would not have a material adverse impact on the financial position of the Company or the results of its operations.

8. INCOME TAXES:

The Company has a net operating loss carry forward of approximately $5,227,000 at October 31, 2006 available to offset taxable income through 2026.

The tax effects of loss carry forwards give rise to a deferred tax asset and a related valuation allowance at October 31, 2006 as follows:

Net operating losses	$2,090,711
Stock based compensation	182,086
Less valuation allowance	(2,272,797)
Deferred tax asset	$-0-

The difference between income taxes computed at the statutory federal rate of 34% and the provision for income taxes relates to the following:

	Year ended October 31, 2005	Year ended October 31, 2006	Period from March 1, 2002 (inception) to October 31, 2006

Provision at federal statutory rate	34%	34%	34%
Valuation allowance	(34)	(34)	(34)
	-0-%	-0-%	-0-%

9. RECAPITALIZATION:

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

On November 12, 2004, the Company completed an initial closing of a private placement offering (the “Private Placement”), whereby it sold an aggregate of $2.925 million   worth of units to accredited investors. Each unit was sold for $25,000 (the “Unit Price”) and consisted of (a) 87,108 shares of common stock and (b) a warrant to purchase, at any time prior to the fifth anniversary following the date of issuance of the warrant, to purchase 87,108 shares of common stock included at a price equal to $0.40 per share of common stock (a “Unit”). In consideration of the investment, the Company granted to each investor certain registration rights and anti-dilution rights. Also, in November 2004, the Company converted approximately $618,000 of aggregate principal promissory notes and accrued interest outstanding into Units.

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

Pursuant to a Securities Purchase Agreement dated February 2, 2006 ($1,500,000 principal amount) and March 8, 2006 ($1,500,000 principal amount) we issued to Cornell Capital Partners, LP (“Cornell”) $3,000,000 principal amount of the Company’s Secured Convertible Debentures due February 1, 2009 (the “Debentures”) at face amount, and five year Warrants to purchase 4,200,000 shares of Common Stock at the price of $0.287 per share and five year B Warrants to purchase 300,000 shares of Common Stock at a price of $0.3444 per share.

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

Item 8 B: Other Information.
NONE

PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Executive Officers, Directors, and Key Employees

The following are our executive officers and directors and their respective ages and positions as of January 23, 2007:

Name	Age	Position

Thomas Moore (3)	55	Chief Executive Officer and Chairman of the Board of Directors

Dr. James Patton (1)	48	Director

Roni A. Appel (3) (4) (5)	39	Director

Dr. Thomas McKearn (2)	56	Director

Richard Berman (1) (2) (4)	63	Director

Martin R. Wade III	56	Director

Dr. John Rothman	58	Vice President, Clinical Development

Fred Cobb	59	Vice President, Finance and Principal Financial Officer

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.
(4)	Member of the Finance Committee
(5)	Mr. Appel resigned as President, Chief Executive Officer on December 15, 2006

Thomas A. Moore. Effective December 15, 2006, Thomas Moore was named our Chairman and Chief Executive Officer . He is currently also Director at Alteon, Inc., a publicly traded developer of pharmaceuticals for the treatment of diabetes and age-related diseases, El Dorado Inc., a targeted marketer to unassimilated Hispanics, Medmeme, which measures medical education effectiveness, MD Offices, an electronic medical records provider, and Opt-e-scrip, Inc., which markets a clinical system to compare multiple drugs in the same patient. He also serves as Chairman of the Board of Directors of Mayan Pigments, Inc., which has developed and patented Mayan pigment technology. Previously, from June 2002 to June 2004 Mr. Moore was President and Chief Executive Officer of Biopure Corporation, a developer of oxygen therapeutics that are intravenously administered to deliver oxygen to the body’s tissues. From 1996 to November 2000 he was President and Chief Executive Officer of Nelson Communications. Previously, Mr. Moore had a 23-year career with the Procter & Gamble Company in multiple managerial positions, including president of Health Care Products where he was responsible for prescription and over-the-counter medications worldwide, and group vice president of the Procter & Gamble Company.

Mr. Moore is a defendant in a civil enforcement action captioned Securities & Exchange Commission v. Biopure Corp. et al., No. 05-11853-PBS (D. Mass.), filed on September 14, 2005, which alleges that Mr. Moore made and approved misleading public statements about the status of FDA regulatory proceedings concerning a product manufactured by his former employer, Biopure Corp. Mr. Moore has vigorously defended the action. On December 11, 2006, the SEC and Mr. Moore jointly sought a continuance of all proceedings based upon a tentative agreement in principle to settle the SEC action. The SEC’s Commissioners have approved the terms of the settlement, which has been submitted to the Court for its formal adoption. Mr. Moore is also a defendant in a purported class action lawsuit, styled In reBiopure Corp. Securities Litigation, No. 1:03-cv-12628 (D. Mass), which is based upon similar allegations. The parties have reached an agreement in principle for the settlement of this action subject to the Court’s approval.

Dr. James Patton. Dr. Patton, a Director since February 2002 served as Chairman of our Board of Directors from November 2004 until December 31, 2005.and as Advaxis’ Chief Executive Officer from February 2002 to November 2002. Since February 1999, Dr. Patton has been the President of Comprehensive Oncology Care, LLC, which owns and operates a cancer treatment facility in Exton, Pennsylvania and as Vice President of Millennium Oncology Management, Inc., which provides technical services for oncology care to four sites. From February 1999 to September 2003, Dr. Patton also served as a consultant to LibertyView Equity Partners SBIC, LP, a venture capital fund based in Jersey City, New Jersey (“LibertyView”). From July 2000 to December 2002, Dr. Patton served as a director of Pinpoint Data Corp. From February 2000 to November 2000, Dr. Patton served as a director of Healthware Solutions. From June 2000 to June 2003, Dr. Patton served as a director of LifeStar Response. He earned his B.S. from the University of Michigan, his Medical Doctorate from Medical College of Pennsylvania, and his M.B.A. from the University of Pennsylvania’s Wharton School. Dr. Patton was also a Robert Wood Johnson Foundation Clinical Scholar. He has published papers regarding scientific research in human genetics, diagnostic test performance and medical economic analysis.

Roni A. Appel.. Mr. Appel has been a Director since November 2004. He was President and Chief  Executive Officer from January 1, 2006 and Secretary and Chief Financial Officer from November 2004, until he resigned as Chief Financial Officer on September 7, 2006 and as President, Chief Executive Officer and Secretary on December 15, 2006. He has  provided consulting services to us through LVEP Management, LLC, since January 19, 2005. From 1999 to 2004, he has been a partner and managing director of LVEP Equity Partners (f/k/a LibertyView Equity Partners). From 1998 until 1999, he was a director of business development at Americana Financial Services, Inc. From 1994 to 1998 he was an attorney and completed his MBA at Columbia University.

Dr. Thomas McKearn. Dr. McKearn has served as a member of our Board of Directors since July 2002. Prior thereto he served as an Advaxis director since July 2002. He brings to Advaxis a 20 plus year experience in the translation of biotechnology science into innovative products that address unmet medical needs in oncology. First as one of the founders of Cytogen Corporation, then as an Executive Director of Strategic Science and Medicine at Bristol-Myers Squibb and now as the VP. Medical Affairs at GPC-Biotech, McKearn has always worked at bringing the most innovative scientific findings into the clinic and through the FDA regulatory process for the ultimate benefit of patients who need better ways to cope with their afflictions. Prior to entering the then-nascent biotechnology industry in 1981, McKearn did his medical, graduate and post-graduate training at the University of Chicago and served on the faculty of the Medical School at the University of Pennsylvania.

Martin R. Wade III. Mr. Wade was appointed to the Board on March 29, 2006. Since August 2001, he has been Chief Executive Officer (CEO) of International Microcomputer Software Inc. Since May 2000 Mr. Wade has also been CEO of Bengal Capital Partners, LLC, a merger and acquisition firm. Mr. Wade currently serves as a Director of the following publicly traded companies: International Microcomputer Software Inc., Alliance One, Inc., Nexmed and Command Security Corp. He is a Director and the Chairman of the Audit Committee of Command Security Corp. From April 2000 until December 2001, Mr. Wade served as Chief Executive Officer, Executive Vice President and Director of Digital Creative Development Corporation, an acquisition and investment company. From June 1998 until April 2000, Mr. Wade was as Managing Director of Investment Banking for Prudential Securities, Inc. Prior to joining Prudential Securities, Inc. in 1998, Mr. Wade served in progressive management roles with Bankers Trust Company, Lehman Brothers, CJ Lawrence, Morgan Grenfell, Price Waterhouse Company and Salomon Brothers over a 23 year period. Mr. Wade has been deeply involved in mergers and acquisitions, corporate finance and investment banking throughout his career. Mr. Wade received a Master of Business Administration in Finance from the University of Wyoming in 1975 and a Bachelor of Science in Business Administration from West Virginia University in 1971. From 1971 through 1975, Mr. Wade also served as a Captain in the United States Air Force.

Richard Berman. Mr. Berman a Director since September 1, 2005. In the last five years, Mr. Berman has served as a professional director and/or officer of about a dozen public and private companies. He is currently CEO of Nexmed, a public biotech company. He is Chairman of: National Investment Managers, Candidate Resources, and Fortress Technology Systems. Mr. Berman is a director of eight public companies: Dyadic International, Inc., Broadcaster, Inc., Internet Commerce Corporation, MediaBay, Inc., NexMed, Inc., National Investment Managers, Advaxis, Inc., and NeoStem, Inc. Previously, Mr. Berman worked at Goldman Sachs; was Senior Vice President of Bankers Trust Company, where he started the M&A and Leverage Buyout Departments. He is a past Director of the Stern School of Business of NYU where he earned a B.S. and an M.B.A. He also has law degrees from Boston College and The Hague Academy of International Law.

John Rothman, Ph.D. Dr. Rothman joined the Company in March of 2005 as Vice President of Clinical Development. Prior to that between 2001 and 2003 he and a colleague purchased a 180 bed hospital from the University of Ohio system, sold it to an African Chief, and moved the facility to Ibaden Nigeria. From 2002 to 2005 Dr. Rothman was Vice President and Chief Technology Officer of Princeton Technology Partners. Prior to that he was involved in the development of the first interferon at Schering Inc, was director of a variety of clinical development sections at Hoffman LaRoche, and the Senior Director of Clinical Data Management at Roche. While at Roche his work in Kaposis’ Sarcoma became the clinical basis for the first filed BLA which involved the treatment of AIDS patients with interferon.

Fredrick D. Cobb. Mr. Cobb joined Advaxis Inc. in February 2006 as the Vice President of Finance and on September 7, 2006 was appointed Principal Financial Officer (PFO) and Assistant Secretary. He was the PFO and Corporate Controller for Metaphore Pharmaceuticals Inc., a private company, from June 2004 to December 2005 and PFO and Corporate Controller at the public company Emisphere Technologies, Inc. from 2001 until 2004 Prior thereto he served as Vice President and Chief Financial Officer at MetaMorphix, Inc from 1997 to 2000. Mr. Cobb holds an M.S. in Accounting from Seton Hall University in 1997 and a B.S. degree in Management from Cornell University.

Board of Directors and Officers

Each director is elected for a period of one year at our annual meeting of stockholders and serves until the next such meeting and until his or her successor is duly elected and qualified. Officers are elected by, and serve at the discretion of, our board of directors. Our directors, other than Mr. Berman who since joining the Board received a fee of $2,000 per month payable in shares of our common stock (at $0.50 per share), do not presently receive any compensation for their services as directors. The board of directors may also appoint additional directors up to the maximum number permitted under our by-laws, currently nine. A director appointed will hold office until the next annual meeting of stockholders. Each of our executive officers serves at the discretion of its board of directors subject to the terms of his employment agreement and holds office until his or her successor is elected or until his or her earlier resignation or removal in accordance with our articles of incorporation and by-laws.

Meetings and Committees of the Board of Directors

During each of the years ended October 31, 2006, and October 31, 2005, our board of directors held three meetings and took action by written consent on three occasions.

Audit Committee

The Audit Committee of the board of directors was established in November 2004. The Committee now consists of Mr. Berman and Dr. Patton with Mr. Berman serving as the Audit Committee’s financial expert. The Audit Committee held four meetings during the year ended October 31, 2006.

The Audit Committee is responsible for the following:

•	reviewing the results of the audit engagement with the independent registered public accounting firm;
•	identifying irregularities in the management of our business in consultation with our independent accountants, and suggesting an appropriate course of action;
•	reviewing the adequacy, scope, and results of the internal accounting controls and procedures;
•	reviewing the degree of independence of the auditors, as well as the nature and scope of our relationship with our independent registered public accounting firm;
•	reviewing the auditors’ fees; and
•	recommending the engagement of auditors to the full board of directors.

 Compensation Committee

The Compensation Committee of the board of directors was established in November 2004. The committee now consists of Mr. Berman and Dr. McKearn. The Compensation Committee held four meetings during the year ended October 31, 2006. The Compensation Committee determines the salaries, incentive compensation of our officers subject to applicable employment agreements, and provides recommendations for the salaries and incentive compensation of our other employees and consultants.

Compensation Issuance and Analyses

The Committee’s goal is to structure our compensation program to attract, motivate, reward and retain the management talent required to achieve corporate objectives and thereby increase stockholder value. Its policy is to provide incentives to our senior management to achieve both short-term and long-term objectives and to reward exceptional performance and contributions to the development of our business. Accordingly, the program seeks to provide a competitive base salary, cash incentive bonuses and stock-based compensation.

Stock options have been granted to our senior executive officer by the board of directors or the Compensation Committee under the Stock Option Plans. The Committee believes that stock options provide an incentive that focuses the executive’s attention on managing us from the perspective of an owner with an equity stake in the business. Options are awarded with an exercise price equal to the market value of common stock on the date of grant, have a maximum term of ten years and generally become exercisable, in whole or in part, starting one year from the date of grant. Among our executive officers, the number of shares subject to options granted to each individual generally depends upon the level of that officer’s responsibility. The largest grants are awarded to the most senior officers who, in our view, have the greatest potential impact on our profitability and growth. Previous grants of stock options are reviewed but are not considered the most important factor in determining the size of any executive’s stock option award in a particular year. The Compensation Committee reserves the right to engage services of independent consultants to perform analyses and to make recommendations to the committee relative to executive compensation matters. None have been retained to date.

The Compensation Committee will annually establish, subject to the approval of the board of directors and any applicable employment agreements, the salaries to be paid to our executive officers during the coming year.

In setting salaries, the Committee takes into account several factors, including competitive compensation data, the extent to which an individual may participate in the stock plans maintained by us, and qualitative factors bearing on an individual’s experience, responsibilities, management and leadership abilities and job performance.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the board of directors established in November 2004. presently consists of Mr. Appel and Mr. Moore. The functions of the nominating and corporate governance include the following:

•	identifying and recommending to the board of directors individuals qualified to serve as directors of the Company and on the committees of the board;
•	advising the board with respect to matters of board composition, procedures and committees;
•
 developing and recommending to the board a set of corporate governance principles applicable to us and overseeing corporate governance matters generally including review of possible conflicts and transactions with persons affiliated with Directors or members of management; and

•	overseeing the annual evaluation of the board and our management.

The Nominating and Corporate Governance Committee shall be governed by a charter, which we intend to adopt.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and each person who owns more than ten percent of a registered class of our equity securities (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended October 31, 2006 and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than ten percent of the Company’s common stock complied with all Section 16(a) filing requirements during such fiscal year, except with respect to the following: (i) the Trustees of the University of Pennsylvania, were late in filing their Form 3; (ii) James Patton, who was late in filing his Form 3; (iii) Roni Appel, who was late in filing a Form 3 and three Form 4s; (iii) Scott Flamm, was late in filing his amended Form 3; (iv) J. Todd Derbin, has not filed three Form 4s; and (v) Thomas McKearn, was late filing a Form 3 and 4.

Code of Ethics

We have adopted a code of ethics that applies to our officers, employees and directors, including our principal executive officers, principal financial officer and principal accounting officer. The code of ethics sets forth written standards that are designated to deter wrongdoing and to promote:

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

A copy of our code of ethics has been filed with the SEC as an exhibit to our Form 8K dated November 12, 2004 and a copy of our code is posted on our website at www.advaxis.com.

Item 10: Executive Compensation

The following table sets forth the information as to compensation paid to or earned by a Chief Executive Officer during the ten month ended October 31, 2004 and the twelve months ended October 31, 2005 and 2006 by our former and current executive management: It also provides similar information for the other executive officers and employees, each of whom received total compensation in excess of $100,000 for the year ended October 31, 2006:

		Annual Compensation						Long Term Compensation Awards
Name And Principal Position	Year	Salary($)		Bonus ($)		Other**		Securities Underlying Options
Thomas Moore*	2006

Roni Appel(1)	2006	$243,042	(2)	$320,000	(4)	$53,774	(5)	1,173,179	(2)
President, CEO, Secretary, Chief Financial Officer,	2005	$139,250	(2)	$35,000	(3)			1,114,344	(2)
and Director	2004	$50,000	(3)					35,218

J. Todd Derbin(6)	2006	$73,200		$3,850	(7)	$4,043	(8)
President, Chief Executive Officer, and Director	2005	$225,000		$45,000	(7)			684,473	(9)
	2004	$125,000		$60,000	(7)			--

Dr. John Rothman	2006	$201,538	(10)	$10,000		$23,320	(8)(17)	150,000	(11)
Vice President, Clinical	2005	$141,667	(13)			--		360,000	(12)
Development						--

Fred Cobb	2006	$93,195	(14)	--		--		300,000	(15)
Vice President Finance

Dr. Vafa Shahabi	2006	$111,370	(14)	--		$3,288	(17)	250,000	(18)
	2005	$82,190	(16)	--				150,000	(19)

*Thomas Moore joined the Company on December 15, 2006. No compensation was earned as of October 31, 2006.
**None of the officers listed received prerequisites from us which exceed more than the lesser of $50,000 or 10% of the officer’s total compensation in 2004 and 2005.

(1)
Mr. Appel served as consultant (LVEP) in the capacity of Secretary and CFO in 2004 and 2005. He was appointed President and CEO on January 1, 2006. He resigned his position of President, CEO and Secretary on December 15, 2006 and resigned from his CFO position on September 7, 2006. Persuant to the consulting agreement, dated as of January 19, 2005, and amended on April 15, 2005, October 31, 2005, and December 15, 2006, LVEP is to provide various financial and strategic consulting services to us.

(2)
Mr. Appel’s compensation in 2005 and 2006 was paid through our consulting agreement with LVEP. The option awards were the result of grants of options at $0.217 per share in fiscal 2006 and 0.287 per share in fiscal 2005.

(3)
Represents consulting fees of $50,000 in the ten months ended October 31, 2004 paid to Carmel Ventures, Inc., of which he is a principal stockholder. He assigned $35,000 of such fees to Mr. Scott Flamm.

(4)
Represents 2005 bonus of $70,000 ($20,000 cash and $50,000 in stock) paid in 2006, a 2006 bonus of $250,000 paid in cash January 2, 2007. It does not include the 1,000,000 shares of common stock awarded on December 15, 2006 and issued on January 3, 2007

(5)	Other: reimbursements for payroll taxes, healthcare cost, workers compensation, 401K match and employment related cost.
(6)	Mr. Derbin resigned as President and CEO on December 31, 2005 and as a Director September 7, 2006.
(7)	Mr. Derbin’s 2003 bonus of $60,000 was paid in 2004 by the issuance of 307,377 shares of common Stock of the Company on the basis of a price of $0.1952 per share and was two-third’s of the maximum amount of $90,000 he could have been awarded.
In determining Mr. Derbin’s bonus, the Board acted in part on a discretionary basis. His 2004 bonus of 45,000 was paid in 2005 by issuance of 156,794 shares of the company’s Common Stock based on $0.287 per share. His 2005 bonus of $3,850 was paid in 2006 by issuance of 17,422 shares of Company’s Common Stock based on $0.22 per share.
(8)	Health care insurance
(9)
Pursuant to an employment agreement, only 928,441 of the options granted in 2003 had vested, and only 427,796 of the options granted in 2005 had vested on termination of the agreement on December 31, 2005. The balance of the options were cancelled.

(10)	Included in his base compensation is $25,000 payable in stock.
(11)	Options granted at $0.26 share
(12)	Options granted at $0.287 per share.
(13)	Dr. Rothman entered employment on March 7, 2005 and included in his salary was in the issuance of 80,000 shares of common stock or $14,800.
(14)	Included in base compensation is $6,667 payable in stock.
(15)	Includes 150,000 options at $0.26 plus shares as part of employment agreement and includes 150,000 options at $0.16 per share granted on September 21, 2006.
(16)	Dr. Shahabi entered employment on March 1, 2005 and included in her base is 80,000 shares of common stock or $14,800.
(17)	Represents 401K match
(18)	Represents 100,000 options granted at $0.24 per share and 150,000 options granted at $0.16 per share
(19)	Represents 150,000 options granted at $0.287 per share as part of her employment agreement

 Option Grants In Recent Fiscal Years

The following table sets forth each grant of stock options during the ten month period ended October 31, 2004 and the years ended October 31, 2005 and 2006 to our current and former executive officers under the 2004 stock option plan. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with rules of the SEC and do not represent our estimate or projection of our common stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of our common stock, overall market conditions and the option holders’ continued employment through the vesting period. Unless the market price of our common stock appreciates over the option term, no value will be realized from the option grants made to these executive officers. The potential realizable values shown in the table are calculated by assuming that the estimated fair market value of our common stock on the date of grant increases by 5% and 10%, respectively, during each year of the option term.

The outstanding stock options described above became options for our common stock upon the Share Exchange.

Individual Grants

Name	Year	Number Of Securities Underlying Options Granted		Percent Of Total Options Granted To Employees In Fiscal Period	Exercise Price	Expiration Date	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation For Option Term($)
							5%	10%
Roni Appel	2006	1,173,179	(2)	53%	$0.217	12/31/2015	$160,113	$405,809
Secretary and Chief	2005	1,114,344	(3)	34%	$0.29	3/31/2015	$201,165	$509,788
Executive Officer	2004	35,218		27%	$0.35	11/1/2012	$7,753	$19,648

J. Todd Derbin(1)	2006	-		-	-	-	-	-
President, Chief Executive Officer,	2005	427,796	(4)	13%	$0.29	2/1/2015	$78,034	$197,753
and Director	2004	-			-	-	-	-

Dr. John Rothman	2006	150,000		7%	$.026	3/29/2016	$24,528	$62,167
Vice President Clinical	2005	360,000		11%	$0.29	3/1/2015	$64,988	$164,692

Fred Cobb	2006	150,000	7%	$0.26	2/20/2016	$19,811	$50,212
Vice President Finance	2006	150,000	7%	$0.16	9/20/2016	$15,094	$38,257

Dr. Vafa Shahabi	2006	100,000	5%	$0.24	7/1/2016	$15,094	$38,257
Director of Research &	2006	150,000	7%	$0.16	9/20/2016	$15,094	$38,257
Development	2005	150,000	5%	$0.29	3/1/2015	$22,641	$57,385

(1)	As of January 1, 2007, 1,356,237 previously granted and vested but unexercised options were forfeited.

(2)	Reflects a grant in January 2006 post fiscal year end increasing the number of options to 5% of the outstanding shares and options of the Company as of December 31, 2005.

(3)	Reflects the grant in April 2005 equal to 3% of the outstanding shares and other options made.

(4)	684,473 options were granted to Mr. Derbin under the 2005 option plan of which 256,677 options were surrendered pursuant to a termination of employment agreement.

Aggregate Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

No options were exercised by an executive officer in the 10 months ended October 31, 2004 and the 12 months ended October 31, 2005 and 2006. The following table sets forth the value of unexercised options with respect to each of the named executive and former executive officers.

			Number Of Securities Underlying Unexercised Options At Fiscal Year-End(1)			Value Of Unexercised In-The-Money Options At Fiscal Year-End($)(2)
Name	Year	Shares Acquired On Exercise	Exercisable		Unexercisable	Exercisable	Unexercisable
Roni Appel (3)	2006	0	997,045		1,382,045	$-	$-
Secretary, Chief Financial	2005	0	254,075		951,835	$-	$-
Officer, and Director	2004	0	91,567		-	$-	$-

J. Todd Derbin	2006	0	1,356,236	(4)	-	$4,445	-
President, Chief Executive Officer, and	2005	0	1,273,135		83,101	$47,033	$4,017
Director	2004	0	586,382		586,382	$53,947	$51,015

Dr. John Rothman	2006	0	135,000		375,000	$-	$-
VP Clinical Development	2005	0	-		360,000	$-	$-

Fred Cobb	2006	0	-		300,000	$-	$6,000
Vice President Finance

Dr. Vafa Shahabi	2006	0	56,250		343,750	$-	$6,000
Head Director of Science	2005	0			150,000	$-	$-

(1)	Certain of the options are immediately exercisable of the date of grant but any shares purchased are subject to repurchase by us at the original exercise price paid per share if the optionee ceases service with us before vesting in such shares

(2)
The price at end of fiscal year ending October 31, 2006 is based on the closing price of $0.20 per share. In 2005 the price is based on a price per share of $0.25, the highest-bid price on October 31, 2005 quoted on the OTC:BB. The price for previous years is based on the fair market value of our common stock at fiscal year end of $0.195 per share prior to November 11, 2004, and $0.287 per share post November 11, 2004, determined by the board to be equal to our Private Placement price per share less the exercise price payable for such shares.

(3)	As of December 15, 2006 all Mr. Appel’s options become fully vested and are exercisable until the end of the contract.

(4)	As of January 1, 2007 all these options were unexercised and forfeited.

 Board of Directors Compensation

With the exception of Mr. Berman who receives $2,000 a month in shares of Common Stock at a set price of $0.50 per share (4,000 shares), none of our directors so far has received any compensation for his services as a director other than stock options and reimbursement of expenses. Each director is granted options upon joining the board and as the compensation Committee so directs.

2004 Stock Option Plan

In November 2004, our board of directors adopted and stockholders approved the 2004 Stock Option Plan (“2004 Plan”). The 2004 Plan provides for the grant of options to purchase up to 2,381,525 shares of our common stock to employees, officers, directors and consultants. Options may be either “incentive stock options” or non-qualified options under the Federal tax laws. Incentive stock options may be granted only to our employees, while non-qualified options may be issued, in addition to employees, to non-employee directors, and consultants.

The 2004 Plan is administered by “disinterested members” of the board of directors or the Compensation Committee, who determine, among other things, the individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of common stock issuable upon the exercise of each option and the option exercise price.

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

No stock option may be transferred by an optionee other than by will or the laws of descent and distribution, and, during the lifetime of an optionee, the option will be exercisable only by the optionee. In the event of termination of employment or engagement other than by death or disability, the optionee will have no more than three months after such termination during which the optionee shall be entitled to exercise the option to the extent vested at termination, unless otherwise determined by the board of directors. Upon termination of employment or engagement of an optionee by reason of death or permanent and total disability, the optionee’s options remain exercisable for one year to the extent the options were exercisable on the date of such termination. No similar limitation applies to non-qualified options.

We must grant options under the 2004 Plan within ten years from the effective date of the 2004 Plan. The effective date of the Plan was November 12, 2004. Subject to a number of exceptions, holders of incentive stock options granted under the Plan cannot exercise these options more than ten years from the date of grant. Options granted under the 2004 Plan generally provide for the payment of the exercise price in cash and may provide for the payment of the exercise price by delivery to us of shares of common stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of these methods. Therefore, if it is provided in an optionee’s options, the optionee may be able to tender shares of common stock to purchase additional shares of common stock and may theoretically exercise all of his stock options with no additional investment other than the purchase of his original shares.

Any unexercised options that expire or that terminate upon an employee’s ceasing to be employed by us become available again for issuance under the 2004 Plan.

2005 Stock Option Plan

In June 2006, our board of directors adopted and stockholders approved on June 6, 2006, the 2005 Stock Option Plan (“2005 Plan”).

The 2005 Plan provides for the grant of options to purchase up to 5,600,000 shares of our common stock to employees, officers, directors and consultants. Options may be either “incentive stock options” or non-qualified options under the Federal tax laws. Incentive stock options may be granted only to our employees, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to our employees.

The 2005 Plan is administered by “disinterested members” of the board of directors or the compensation committee, who determine, among other things, the individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of common stock issuable upon the exercise of each option and the option exercise price.

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

Except when agreed by the board or the administrator of the 2005 Plan, no stock option may be transferred by an optionee other than by will or the laws of descent and distribution, and, during the lifetime of an optionee, the option will be exercisable only by the optionee. In the event of termination of employment or engagement other than by death or disability, the optionee will have no more than three months after such termination during which the optionee shall be entitled to exercise the option, unless otherwise determined by the board of directors. Upon termination of employment or engagement of an optionee by reason of death or permanent and total disability, the optionee’s options remain exercisable for one year to the extent the options were exercisable on the date of such termination. No similar limitation applies to non-qualified options.

We must grant options under the 2005 Plan within ten years from the effective date of the 2005 Plan. The effective date of the Plan was January 1, 2005. Subject to a number of exceptions, holders of incentive stock options granted under the 2005 Plan cannot exercise these options more than ten years from the date of grant. Options granted under the 2005 Plan generally provide for the payment of the exercise price in cash and may provide for the payment of the exercise price by delivery to us of shares of common stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of these methods. Therefore, if it is provided in an optionee’s options, the optionee may be able to tender shares of common stock to purchase additional shares of common stock and may theoretically exercise all of his stock options with no additional investment other than the purchase of his original shares.

Any unexercised options that expire or that terminate upon an employee’s ceasing to be employed by us become available again for issuance under the 2005 Plan.

Employment Agreements

Thomas Moore. Effective December 15, 2006 agreed to terms with the Company to be embodied in an employment agreement whereby he was named CEO and Chairman. He may also nominate one additional Board Member of his choice subject to the By-Laws. Mr. Moore will receive a salary of $250,000 annually to increase to $350,000 subject to a financial raise of $4,000,000. He will receive a grant of 750,000 shares upon the successful raise of $4,000,000. He will receive an additional grant of 750,000 shares upon the raise of an additional $6,000,000. He will also receive a grant of 2,400,000 options at the price of $0.143 per share as of December 15, 2006 to vest monthly over 2 years. If he doesn’t raise at least $4,000,000 by June 2007 he will tender his resignation and return all options and receive no severance. Moore is eligible to receive an additional grant of 1,500,000 shares if the company stock is $0.40 per share or higher over 40 consecutive days. He will receive a health care plan at no cost to him. In the event of a change of control and his termination by the company he will receive one year severance at the existent level. Mr. Moore will personally contribute a minimum of up to $250,000 in 2007.

In the event of termination of Mr. Moore's employment by the Company following a $4 million raise, Moore will also receive a severance payment equal to one year of salary at his then compensation level.

Vafa Shahabi, Ph.D. Dr. Shahabi has been Head of Director of Science effective March 1, 2005, terminable on 30 days. Her duties are to work on and/or manage research and development projects as specified by the Company. The compensation is $115,000 per annum with a potential bonus of $20,000. In addition, Dr. Shahabi was granted 150,000 options per her employment agreement, 100,000 in July 2006 and 150,000 in September. In July 1, 2006 his salary increased by $20,000 annually payable in stock to issued every July 1st and January 1st.

Dr. John Rothman. The Company entered into an employment agreement with Dr. Rothman, Ph.D to become Vice President of Clinical Development effective March 7, 2005 for a term of one year ending February 28, 2006 and terminable thereafter 30 days notice. His compensation is $170,000 per annum, to increase to $180,000 upon the closing of a $15 million equity financing. Upon meeting incentives to be set by the Company, he will receive a bonus of up to $45,000. In fiscal year 2006 he was paid a bonus of $10,000 in cash plus $14,800 in company stock. Effective January 1, 2006 his salary increased by $30,000 annually payable in stock to issued every July 1st and January 1st (limited to conversion at $0.20 share as minimum). In addition, Dr. Rothman was granted 360,000 stock options per his employment agreement and was granted 150,000 options in March 2006.

Fred Cobb. The Company entered into an employment agreement with Fred Cobb to become Vice President of Finance effective February 20, 2006 terminable on 30 days notice. His compensation is $140,000 per annum. Upon meeting incentives to be set by the Company, he will receive a bonus of up to $28,000. In July 1, 2006 his salary increased by $20,000 annually payable in stock to issued every July 1st and January 1st. In addition, Mr. Cobb was granted 150,000 stock options per his employment agreement and was granted 150,000 options in March 2006.

Roni Appel. Mr. Appel served as our Chief Executive Officer and Chief Financial Officer (until September 7, 2006) pursuant to the terms of the Consulting Agreement between us and LVEP Managment LLC described under “Item 12 Certain Relationships and Related Party Transactions.”

J. Todd Derbin. Pursuant to his agreement dated December 31, 2005 to resign as our President and Chief Executive Officer, Mr. Derbin served following his resignation on December 31, 2005 as a consultant to the Company for a fee of $6,250. per month for 6 months ending June 30, 2006. Mr. Derbin continued to serve as Chairman and a member of the Board of directors of the Company until his resignation on September 7, 2006.

Item 11: Security Ownership of Certain Beneficial Owners and Management and Stockholders Matters

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information with respect to the beneficial ownership, as of October 31, 2006 of,

•	each person who is known by us to be the owner of record or beneficial owner of more than 5% of our outstanding Common Stock and each person who owns less than 5% but is significant nonetheless;

•	each of our directors;

•	our chief executive officer and each of our executive officers; and

•	all of our directors and executive officers as a group.

As used in the table below and elsewhere in this the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to or direct the vote and/or sole or shared investment power, including the power to dispose or direct the vote disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following October 31, 2006 (the “60 Day Period”). Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Except as otherwise noted below, the address of each of the persons in the table in Technology Center of NJ, 675 Route One, Suite B113, North Brunswick, NJ 08902.

Name and Address of Beneficial Owner	Number of Shares of Registrant Common Stock Beneficially Owned as of October 31, 2006	Percentage of Class Beneficially Owned

J. Todd Derbin(1)	2,195,033 (3)	5.2%
Roni Appel(1)(2)	6,355,378 (4)	14.6%
Richard Berman(1)	476,000 (5)	1.2%
Dr. James Patton(1)	2,893,829 (6)	7.2%
Dr. Thomas McKearn(1)	524,876 (7)	1.3%
Martin R. Wade III(1)	150,000 (8)	0.4%
Dr. John Rothman(2)	724,732 (9)	1.8%
Fredrick Cobb(2)	349,641 (10)	0.9%
Estate of Scott Flamm(1)	2,838,664 (11)	7.0%
The Trustees of the University of Pennsylvania Center for Technology Transfer, University of Pennsylvania 3160 Chestnut Street, Suite 200 Philadelphia, PA 19104-6283	6,339,282	15.8%
Nathan Low c/o Sunrise Securities Corp. 641 Lexington Ave-25fl New York, NY 10022	2,728,526 (12)	6.8%
Amnon Mandelbaum c/o Sunrise Securities Corp. 641 Lexington Ave-25fl New York, NY 10022	2,315,018 (13)	5.8%
Emigrant Capital Corp. 6 East 43 Street, 8th Fl. New York, NY 10017	2,011,950 (14)	5.0%
Harvest Advaxis LLC 30052 Aventura, Suite C Rancho Santa Margarita, CA 92688	2,011,950 (15)	4.8%
Cornell Capital Partners LP 101 Hudson Street, Suite 3700 Jersey City, New Jersey 07302	2,011,950 (16)	4.8%
All Directors and Officers as a Group (9 people)	16,508,153(17)	41.0%
* Based on 40,238,992 shares of common stock outstanding as of October 31, 2006.

(1)	Director, except for Mr. Derbin who served as a Director until his resignation on September 6, 2006 and Mr. Flamm served as a Director until his death in January 2006

(2)	Officer, Mr. Appel ceased to be an officer on December 15, 2006

(3)
Reflects 469,982 shares, and 1,356,236 options and 368,815 warrants to purchase shares. Mr. Derbin resigned from the board effective September 6, 2006 and his unexercised options expired January 1, 2007.

(4)
Represents 2,976,288 shares, and 2,379,090 options owned by Mr. Appel but does not reflect 486,470 warrants because such warrants are not exercisable within 60 days due to the ownership in 4.99% restriction under the current circumstances, exercisable within the 60 Day Period. Per the Third Amended LVEP Consulting agreement dated December 15, 2006 Mr. Appel was authorized to be issued 1,000,000 shares and all his previously granted options unvested became fully vested and exercisable for the remainder of their term.

(5)	Reflects 52,000 shares issued, 24,000 shares earned and 400,000 options.

(6)
Reflects 2,820,576 shares, and 73,253 options but does not reflect 184,267 warrants because such warrants under the current circumstances due to the ownership in 4.99% restriction, are not exercisable within 60 days.

(7)	Reflects 179,290 shares, 232,763 options and 112,823 warrants.

(8)	Reflects options

(9)	Reflects 80,000 shares issued, 134,732 shares earned and 510,000 options

(10)	Reflects 49,641 shares earned and 300,000 options

(11)
Reflects 125,772 shares and 91,567 options and owned by the estate and 2,621,325 shares beneficially owned by Flamm Family Partners LP, of which the estate is a partner but does not reflect 202,097 warrants because such warrants under the current circumstances due to the ownership in 4.99% restriction, are not exercisable within the 60 Day Period. It also excludes 98,664 shares owned by a family member.

(12)
Reflects 1,124,253 shares owned by Mr. Low, 1,220,998 shares and held by SEP, but does not include 761,971 warrants held by Mr. Low and 1,742,160 warrants held by SEP because such warrants are not, under current circumstances, exercisable within the 60 Day Period due to the ownership in 4.99% restriction. Mr. Low is a manager of LC, the general partner of SEP, and as such, is deemed to have beneficial ownership of the securities held by SEP. However, Mr. Low disclaims beneficial interest in such shares except to the extent of his pecuniary interest therein. Also includes 383,275 shares held by Sunrise Securities Corp., of which Mr. Low is sole stockholder and director, but does not include 636,370 warrants owned by Mr. Mandelbaum and 348,432 warrants held by Sunrise Securities Corp., because such warrants are not, under current circumstances, exercisable within the 60 Day Period due to the ownership in 4.99% restriction. Mr. Low’s beneficial ownership does not also include 71,497 shares held by Sunrise Foundation Trust, a charitable trust of which Mr. Low is a trustee. Mr. Low disclaims beneficial ownership of shares held by Sunrise Foundation Trust.

(13)
Reflects 1,094,020 shares owned by Mr. Mandelbaum and 1,220,998 shares held by SEP, but does not include 1,742,160 warrants held by SEP or 636,370 warrants held by Mr. Mendelbaum because such warrants are not, under the current circumstances, exercisable within the 60 Day Period due to the ownership in 4.99% restriction. Mr. Mandelbaum is a manager of LC, the general partner of SEP, and as such, is deemed to have beneficial ownership of the securities held by SEP. However, Mr. Mandelbaum disclaims beneficial interest in such shares except to the extent of his pecuniary interest therein.

(14)
Reflects 1,777,003 shares and 234,947 warrants, but does not include 1,507,213 warrants because such warrants are not, under current circumstances, exercisable within the 60 Day Period due to the ownership in 4.99% restriction. Mr. Howard Milstein is the Chairman and CEO and Mr. John Hart is the President of Emigrant.

(15)
Reflects 2,011,950 warrants but does not reflect 1,820,803 warrants because such warrants are not currently exercisable within the 60 Day Period due to the ownership in 4.99% restriction. Mr. Robert Harvey is the manager of Harvest Advaxis LLC.

(16)
Reflects 185,874 shares in addition to 1,826,076 warrants but excludes 2,673,924 warrants which Cornell has agreed that it will not exercise its conversion and warrant exercise rights to the extent it would result in Cornell and its affiliates owning in the aggregate more than 4.9% of the outstanding voting shares. But does not include shares issueable upon conversion of convertible debentures along with 4,500,000 warrants of which $450,000 were converted as of January 19, 2007 converted into 2,825,628 additional shares at an average conversion price of $0.159 per share. Therefore if the outstanding balance of $2,550,000 is converted into shares at the average conversion price of $0.159 per share it could be converted into 16,037,736 shares. If the market price decreases or increases the actual number of shares converted can change materially from the actual average price above.

(17)	Includes an aggregate of 7,182,920 options, warrants and earned but not issued shares.

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

The Company entered into a consulting agreement with LVEP Management LLC (LVEP) dated as of January 19, 2005, and amended on April 15, 2005, and October 31, 2005, pursuant to which Mr. Roni Appel served as Chief Executive Officer, Chief Financial Officer and Secretary of the Company and was compensated by consulting fees paid to LVEP. LVEP is owned by the estate of Scott Flamm (deceased January 2006) previously, one of our directors and a principal shareholder. Pursuant to an amendment dated December 15, 2006 ("effective date") Mr. Appel resigned as President and Chief Executive Officer and Secretary of the Company on the effective date, but remains as a board member and consultant to the company. The term of the agreement as amended is 24 months from effective date. Mr. Appel will devote 50% of his time over the first 12 months of the consulting period. Also as a consultant, he will be paid at a rate of $22,500 per month in addition to benefits as provided to other company officers. He will receive severance payments over an additional 12 months at a rate of $10,416.67 per month and shall be reimbursed for family health care. All his stock options vested fully on the effective date and are exercisable over the option contract life. Also, Mr. Appel was issued 1,000,000 shares of our common stock. He will receive a $250,000 bonus $100,000 paid on January 2, 2007 and the remainder to be paid on June 1, 2007.

J. Todd Derbin has served as Chairman and a director since January 1, 2006. Prior thereto he served as President and Chief Executive Officer from December 20, 2004 to January 1, 2006. On October 31, 2005 we entered into a Termination of Employment Agreement effective December 31, 2005 pursuant to which Mr. Derbin’s employment by the Company ended on December 31, 2005. Pursuant to such agreement Mr. Derbin’s salary was paid until the end of 2005 at the rate of $225,000 plus a bonus for 2005 equal to $5,000 in shares of Common Stock of the Company priced at $0.287 per share. Following his resignation Mr. Derbin served as a consultant to the Company for a fee of $6,250 per month for 6 months ending June 30, 2006. Mr. Derbin ceased serving as Chairman and Member of the Board of Directors on September 1, 2006.

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

Item 13: Exhibits

List of Exhibits

See Index of Exhibits below. The Exhibits are filed with or incorporated by reference in this report.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

Exhibit 3.2	Bylaws. Incorporated by reference to Exhibit 10.4 to Report on Form 10QSB filed with the SEC on September 13, 2006.

Exhibit 3.3	Amended and restated Certificate of Incorporation of Advaxis. Incorporated by reference to Exhibit Annex C to report on Schedule DEF 14A Proxy Statement filed with the SEC on May 15, 2006.

Exhibit 4.1	Form of common stock certificate incorporated by reference to Exhibit 4.1 filed with the SEC on March 9, 2006 to the Registration Statement on Form SB-2 (File No. 333-132298)

Exhibit 4.2	Form of Secured Convertible Debenture issued in February 2006 to Cornell Capital Partners, LP. Incorporated by reference to Exhibit 10.2 to Report on Form 8K filed with the SEC on February 8, 2006.

Exhibit 4.3
Form of Warrant issued in February 2006 to Cornell Capital Partners, LP to purchase 4,200,000 shares of common stock. Incorporated by reference to Exhibit 10.3 to Report on Form 8K filed with the SEC on February 8, 2006.

Exhibit 4.4
Form of Warrant issued in February 2006 to Cornell Capital Partners, LP to purchase 300,000 shares of common stock. Incorporated by reference to Exhibit 10.4 to Report on Form 8K filed with the SEC on February 8, 2006.

Exhibit 4.5	Form of Warrant issued to purchasers in the Private Placement. Incorporated by reference to Exhibit 4.1 to Report on Form 8K filed with the SEC on November 18, 2004.

Exhibit 4.6	Form of Warrant issued to November 2004 Private Placement Agent. Incorporated by reference to Exhibit 4.2 to Report on Form 8K filed with the SEC on November 18, 2004.

Exhibit 10.1
Share and Exchange Agreement, dated as of August 25, 2004, by and among the Company, Advaxis and the shareholders of Advaxis. Incorporated by reference to Exhibit 10.1 to Report on Form 8K filed with the SEC on November 18, 2004.

Exhibit 10.2
Securities Purchase Agreement dated February 2, 2006 between Company and Cornell Capital Partners, LP. Incorporated by reference to Exhibit 10.1 to Report on Form 8K filed with the SEC on February 8, 2006.

Exhibit 10.3	Security Agreement dated February 2, 2006 between Company and Cornell Capital Partners, LP. Incorporated by reference to Exhibit 10.6 to Report on Form 8K filed with the SEC on February 8, 2006.
.
Exhibit 10.4
Security Agreement dated February 2, 2006 between Advaxis, Inc., a Delaware corporation (subsidiary of the Company) and Cornell Capital Partners, LP. Incorporated by reference to Exhibit 10.7 to Report on Form 8K filed with the SEC on February 8, 2006.

Exhibit 10.5
Investor Registration Rights Agreement dated February 2, 2006 between Company and Cornell Capital Partners, LP. Incorporated by reference to Exhibit 10.5 to Report on Form 8K filed with the SEC on February 8, 2006.

Exhibit 10.6
Form of Securities Purchase Agreement related to the November 2004 Private Placement, by and among the Company and the purchasers listed as signatories thereto. Incorporated by reference to Exhibit 10.2 to Report on Form 8K filed with the SEC on November 18, 2004.

Exhibit 10.7
Form of Registration Rights Agreement related to the November 2004 Private Placement, by and among the Company and the persons listed as signatories thereto. Incorporated by reference to Exhibit 10.3 to Report on Form 8K filed with the SEC on November 18, 2004.

Exhibit 10.8
Form of Standstill Agreement, by and among the Company and persons listed on Schedule 1 attached thereto. Incorporated by reference to Exhibit 10.4 to Report on Form 8K filed with the SEC on November 18, 2004.

Exhibit 10.9
Amended and Restated Employment Agreement, dated December 20, 2004, by and between the Company and J.Todd Derbin. Incorporated by reference to Exhibit 10.1 to Report on Form 8K filed with the SEC on December 23, 2004.

Exhibit 10.10	2004 Stock Option Plan of the Company. Incorporated by reference to Exhibit 4.1 to Report on Form S-8 filed with the SEC on December 1, 2005.

Exhibit 10.11**(1)	License Agreement, between University of Pennsylvania and the Company dated as of June 17, 2002, as Amended and Restated on February 13, 2007.

Exhibit 10.12
Non-Exclusive License and Bailment, dated as of March 17, 2004, between The Regents of the University of California and Advaxis, Inc. Incorporated by reference to Exhibit 10.8 to Post-Effective Amendment filed on January 5, 2006 to Registration Statement on Form SB-2 (File No. 333-122504).

Exhibit 10.13
Consultancy Agreement, dated as of January 19, 2005, by and between LVEP Management, LLC. and the Company. Incorporated by reference to Exhibit 10.9 to Post-Effective Amendment filed on January 5, 2006 to Registration Statement on Form SB-2 (File No. 333-122504).

Exhibit 10.14
Government Funding Agreement, dated as of April 5, 2004, by and between David Carpi and Advaxis, Inc. Incorporated by reference to Exhibit 10.10 to Post-Effective Amendment filed on January 5, 2006 to Registration Statement on Form SB-2 (File No. 333-122504).

Exhibit 10.15
Amended and Restated Consulting and Placement Agreement, dated as of May 28, 2003, by and between David Carpi and Advaxis, Inc., as amended. Incorporated by reference to Exhibit 10.11 to Post-Effective Amendment filed on January 5, 2006 to Registration Statement on Form SB-2 (File No. 333-122504).

Exhibit 10.16
Consultancy Agreement, dated as of January 22, 2005, by and between Dr. Yvonne Paterson and Advaxis, Inc. Incorporated by reference to Exhibit 10.12 to Post-Effective Amendment filed on January 5, 2006 to Registration Statement on Form SB-2 (File No. 333-122504).

Exhibit 10.17
Consultancy Agreement, dated as of March 15, 2003, by and between Dr. Joy A. Cavagnaro and Advaxis, Inc. Incorporated by reference to Exhibit 10.13 to Post-Effective Amendment filed on January 5, 2006 to Registration Statement on Form SB-2 (File No. 333-122504).

Exhibit 10.18
Grant Writing Agreement, dated June 19, 2003, by and between DNA Bridges, Inc. and Advaxis, Inc. Incorporated by reference to Exhibit 10.14 to Post-Effective Amendment filed on January 5, 2006 to Registration Statement on Form SB-2 (File No. 333-122504).

Exhibit 10.19
Consulting Agreement, dated as of July 2, 2004, by and between Sentinel Consulting Corporation and Advaxis, Inc. Incorporated by reference to Exhibit 10.15 to Post-Effective Amendment filed on January 5, 2006 to Registration Statement on Form SB-2 (File No. 333-122504).

Exhibit 10.20
Agreement, dated July 7, 2003, by and between Cobra Biomanufacturing PLC and Advaxis, Inc. Incorporated by reference to Exhibit 10.16 to the amendment filed on June 9, 2005 to Registration Statement on Form SB-2 (File No. 333-122504).

Exhibit 10.21
Securities Purchase Agreement, dated as of January 12, 2005, by and between the Company and Harvest Advaxis LLC. Incorporated by reference to Exhibit 10.1 to Report on Form 8K filed with the SEC on January 18, 2005.

Exhibit 10.22
Registration Rights Agreement, dated as of January 12, 2005, by and between the Company and Harvest Advaxis LLC. Incorporated by reference to Exhibit 10.2 to Report on Form 8K filed with the SEC on January 18, 2005.

Exhibit 10.23	Letter Agreement, dated as of January 12, 2005 by and between the Company and Robert T. Harvey. Incorporated by reference to Exhibit 10.3 to Report on Form 8K filed with the SEC on January 18, 2005.

Exhibit 10.24
Consultancy Agreement, dated as of January 15, 2005, by and between Dr. David Filer and the Company. Incorporated by reference to Exhibit 10.20 to Post-Effective Amendment filed on January 5, 2006 to Registration Statement on Form SB-2 (File No. 333-122504).

Exhibit 10.25
Consultancy Agreement, dated as of January 15, 2005, by and between Pharm-Olam International Ltd. and the Company. Incorporated by reference to Exhibit 10.21 to Post-Effective Amendment filed on January 5, 2006 to Registration Statement on Form SB-2 (File No. 333-122504).

Exhibit 10.26
Agreement, dated February 1, 2004, by and between Strategic Growth International Inc. and the Company. Incorporated by reference to Exhibit 10.22 to Post-Effective Amendment filed on January 5, 2006 to Registration Statement on Form SB-2 (File No. 333-122504).

Exhibit 10.27
Letter Agreement, dated February 10, 2005, by and between Richard Berman and the Company. Incorporated by reference to Exhibit 10.23 to Post-Effective Amendment filed on January 5, 2006 to Registration Statement on Form SB-2 (File No. 333-122504).

Exhibit 10.28
Employment Agreement, dated February 8, 2005, by and between Vafa Shahabit and the Company. Incorporated by reference to Exhibit 10.24 to Post-Effective Amendment filed on January 5, 2006 to Registration Statement on Form SB-2 (File No. 333-122504).

Exhibit 10.29
Employment Agreement, dated March 1, 2005, by and between John Rothman and the Company. Incorporated by reference to Exhibit 10.25 to Post-Effective Amendment filed on January 5, 2006 to Registration Statement on Form SB-2 (File No. 333-122504).

Exhibit 10.30
Clinical Research Services Agreement, dated April 6, 2005, between Pharm-Olam International Ltd. and the Company. Incorporated by reference to Exhibit 10.26 to the amendment filed on June 9, 2005 to Registration Statement on Form SB-2 (File No. 333-122504).

Exhibit 10.30(a)
Amendment to Consultancy Agreement, dated as of April 4, 2005, between LVEP Management LLC and the Company. Incorporated by reference to Exhibit 10.27 to Post-Effective Amendment filed on January 5, 2006 to Registration Statement on Form SB-2 (File No. 333-122504).

Exhibit 10.30(b)
Second Amendment dated October, 31, 2005 to Consultancy Agreement between LVEP Management LLC and the Company. Incorporated by reference to Exhibit 10.2 to Report on Form 8K filed with the SEC on November 9, 2005.

Exhibit 10.31
Royalty Agreement, dated as of May 11, 2003, by and between Cobra Bio-Manufacturing PLC and the Company. Incorporated by reference to Exhibit 10.28 to Post-Effective Amendment filed on January 5, 2006 to Registration Statement on Form SB-2 (File No. 333-122504).

Exhibit 10.32
Letter Agreement between the Company and Investors Relations Group Inc., dated September 27, 2005. Incorporated by reference to Exhibit 10.31 to Post-Effective Amendment filed on January 5, 2006 to Registration Statement on Form SB-2 (File No. 333-122504).

Exhibit 10.33
Consultancy Agreement between the Company and Freemind Group LLC, dated October 17, 2005. Incorporated by reference to Exhibit 10.32 to Post-Effective Amendment filed on January 5, 2006 to Registration Statement on Form SB-2 (File No. 333-122504).

Exhibit 10.34
Strategic Collaboration and Long Term Vaccine Supply Agreement between the Company and Colera BioManufacturing PLC, dated October 31, 2005. Incorporated by reference to Exhibit 10.33 to Post-Effective Amendment No. 2 to Registration Statement on Form SB-2 (File No. 333-122504).*

Exhibit 10.35	Employment Agreement dated February 9, 2006 between the Company and Frederick D. Cobb. Filed on March 9, 2006 with the initial filing of the Registration Statement on Form SB-2 (File No. 333-132298)

Exhibit 10.36	Resignation Agreement between J. Todd Derbin and the Company dated October 31, 2005. Incorporated by reference to Exhibit 10.1 report on Form 8-K filed with the SEC on November 9, 2005.

Exhibit 10.37	Third Amendment dated December 15, 2006 to Consultancy between LVEP Management LLC and Company Incorporated by reference to Exhibit 9.01 reported on Form 8-K filed with the SEC December 15, 2006.

Exhibit 10.38	2005 Stock Option Plan of the Company. Incorporated by reference to Exhibit Annex A to report on Schedule DEF 14A Proxy Statement filed with the SEC on May 15, 2006.

Exhibit 10.39	Agreement and Plan of Merger dated March 29, 2006. Incorporated by reference to Exhibit Annex B to report on Schedule DEF 14A Proxy Statement filed with the SEC on May 15, 2006.

Exhibit 10.40**	Consulting Agreement dated June 1, 2006 by and between The Biologics Consulting, Inc. and the Company.

Exhibit 10.41**	Consultancy Agreement Change Order dated December 4, 2006 by and between Pharm-Olam International Ltd. and the Company.

Exhibit 10.42**	Agreement dated October 28, 2006 by and between Apothecaries Ltd. and the Company

Exhibit 10.43**	Third Lease Amendment Agreement dated October 1, 2006 by and between the New Jersey Economic Development Authority and the Company.

Exhibit 10.44**	Sponsored Research Agreement dated November 1, 2006 by and between University of Pennsylvania (Dr. Paterson Principal Investigator) and the Company.

Exhibit 14.1	Code of Ethics. Incorporated by reference to Exhibit 14.1 to Report on Form 8K filed with the SEC on November 18, 2004.

Exhibit 21.1	Advaxis, Inc., a Delaware corporation. Incorporated by reference to Exhibit 21.1 to post-effective amendment no. 1 to Form SB-2 filed with the SEC on January 5, 2006

Exhibit 24.1	Power of Attorney (Included on the signature page)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer (filed herewith).

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by the Principal Financial Officer (filed herewith).

Exhibit 32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*  Confidential  treatment granted
** Filed herewith
(1) Confidential treatment requested

Item 14: Principal Accountant Fees and Services

The following is a summary and description of the fees recorded by the Company to Goldstein Golub Kessler, LLP (GGK) during the twelve month fiscal years ended October 31, 2005 and 2006:

	Fiscal Year 2006	Fiscal year 2005
Audit Fees	$35,000	$29,500
Audit-Related Fees	20,855	61,992
Tax Fees	0	0
All Other Fees	0	0
Total	$55,855	$91,492

Audit Fees: The Company recorded fees of $35,000 and $29,500 respectively, for GGK in connection with its audit of the Company’s financial statements for the fiscal years ended October 31, 2006 and 2005 and its review of the Company’s interim financial statements included in the Company’s Quarterly Reports on Form 10-Q for the periods ended January 31, April 30, and July 31.

Audit-Related Fees: The Company recorded fees of $20,855 and $61,992 respectively, to GGK to perform audit-related services for the fiscal years ended October 31, 2006 and 2005, primarily for review of comments to the Securities and Exchange Commission in its review of securities registration documents and the Company’s replies and for assistance with private placement memorandums and other document reviews.

Tax Fees: Preparation of the corporate tax returns were not performed by GGK.

Other fees: No fees were classified outside the recorded Audit and Audit Related fees.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in North Brunswick, Middlesex County, State of New Jersey, on the 13th day of February, 2007.

ADVAXIS, INC.

By:	/s/ Thomas Moore
Thomas Moore, Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

If not filed herewith, filed as an exhibit to the document referred to by letters as follows:

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas Moore as his true and lawful attorney-in-fact and agent, with full power of substitution for him in any and all capacities (1), to sign any and all amendments to this report on Form 10-KSB and (2) to file the same with the Securities and Exchange Commission pursuant to Rule 462(b) under the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent all power and authority to do and to perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and affirming all that said attorney-in-fact and agent, or his substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ Thomas Moore Thomas Moore	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 13, 2007
/s/ Fredrick Cobb Fredrick Cobb	Vice President, Finance (Principal Financial and Accounting Officer)	February 13, 2007
/s/ Roni Appel Roni Appel	Director	February 13, 2007
/s/ Thomas McKearn Thomas McKearn	Director	February 13, 2007
/s/ James Patton James Patton	Director	February 13, 2007
/s/ Richard Berman Richard Berman	Director	February 13, 2007
/s/ Martin Wade Martin Wade	Director	February 13, 2007