Form 10KSB/A
period 2006-10-31
Advaxis, Inc.
filed 2007-03-06
CIK 1100397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
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

EXPLANATORY NOTE

This Amendment is being filed to simply correct the certifications, which had language inadvertently cut off when filed. No other information was updated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in North Brunswick, Middlesex County, State of New Jersey, on the 6th day of March, 2007.

ADVAXIS, INC.

By:	/s/ Thomas Moore
Thomas Moore, Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

If not filed herewith, filed as an exhibit to the document referred to by letters as follows:

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas Moore as his true and lawful attorney-in-fact and agent, with full power of substitution for him in any and all capacities (1), to sign any and all amendments to this report on Form 10-KSB/A and (2) to file the same with the Securities and Exchange Commission pursuant to Rule 462(b) under the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent all power and authority to do and to perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and affirming all that said attorney-in-fact and agent, or his substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ Thomas Moore Thomas Moore	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 6, 2007
/s/ Fredrick Cobb Fredrick Cobb	Vice President, Finance (Principal Financial and Accounting Officer)	March 6, 2007
/s/ Roni Appel Roni Appel	Director	March 6, 2007
/s/ Thomas McKearn Thomas McKearn	Director	March 6, 2007
/s/ James Patton James Patton	Director	March 6, 2007
/s/ Richard Berman Richard Berman	Director	March 6, 2007
/s/ Martin Wade Martin Wade	Director	March 6, 2007

84