Form 10QSB
period 2007-01-31
Advaxis, Inc.
filed 2007-03-19
CIK 1100397

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated Average burden Hours per response……136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to ________________ to ________________

Commission file number  000 28489

ADVAXIS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	841521955
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

The Technology Centre of New Jersey, 675 Route 1, Suite 119, North Brunswick, NJ 08902

(Address of principal executive offices)

(732) 545-1590

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 9, 2007:

43,132,250 shares outstanding of the Company’s Common Stock, par value $.001 per share

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

ADVAXIS, INC.
(A Development Stage Company)
January 31, 2007

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Balance Sheet at January 31, 2007 (unaudited)	3

Statements of Operations for the three month periods ended January 31, 2007 and 2006 and the period March 1, 2002 (inception) to January 31, 2007 (unaudited)	4

Statements of Cash Flow for the three month periods ended January 31, 2007 and 2006 and the period March 1, 2002 (inception) to January 31, 2007 (unaudited)	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis	11

Item 3. Controls and Procedures	14

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 6. Exhibits and Reports on Form 8-K	15

SIGNATURES	15

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

ADVAXIS, INC.
(A Development Stage Company)
Balance Sheet

January 31, 2007
ASSETS
Current Assets:
Cash	$1,977,809
Prepaid expenses	16,718
Total Current Assets	1,994,527

Property and Equipment (net of accumulated depreciation of $30,775)	133,388
Intangible Assets (net of accumulated amortization of $107,796)	959,842
Deferred Financing Costs (net of accumulated amortization of $111,919)	148,081
Other Assets	3,876
Total Assets	$3,239,714
LIABILITIES & SHAREHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$813,668
Accrued expenses	528,514
Deferred revenue	7,894
Notes payable - current portion	204,977
Total Current Liabilities	1,555,053

Interest payable	159,444
Notes payable - net of current portion	345,125
Convertible Secured Debentures and fair value of embedded derivative	3,880,405
Common Stock Warrants	501,420
Total Liabilities	$6,441,447

Shareholders’ Deficiency:
Common Stock - $0.001 par value; authorized 500,000,000 shares, issued and outstanding 42,331,051	42,330
Additional Paid-In Capital	6,455,140
Deficit accumulated during the development stage	(9,699,203)
Total Shareholders' Deficiency	$(3,201,733)
Total Liabilities & Shareholders’ Deficiency	$3,239,714

The accompanying footnotes are an integral part of these financial statements.

ADVAXIS, INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

	3 Months Ended January 31,	3 Months Ended January 31,	Period from March 1, 2002 (Inception) to January 31,
	2007	2006	2007
Revenue	$146,307	$329,928	$1,251,542

Research & Development Expenses	494,107	385,107	3,742,155
General & Administrative Expenses	845,072	413,883	5,188,865
Total Operating expenses	1,339,179	798,990	8,931,020

Loss from Operations	(1,192,872)	(469,062)	(7,679,478)

Other Income (expense):
Interest expense	(153,355)	(1,008)	(619,382)
Other Income	26,326	11,931	162,748
Net changes in fair value of common stock warrant liability and embedded derivative liability	1,282,871	—	(1,519,207)
Net loss	(37,030)	(458,139)	(9,655,319)

Dividends attributable to preferred shares	—	—	43,884

Net loss applicable to Common Stock	(37,030)	$(458,139)	$ $(9,699,203)

Net loss per share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding basic and diluted	41,168,537	37,761,557

The accompanying footnotes are an integral part of these financial statements.

ADVAXIS, INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	3 Months ended January 31,	3 Months ended January 31,	Period from March 1, 2002(Inception) to January 31,
	2007	2006	2007
OPERATING ACTIVITIES
Net loss	$(37,030)	$(458,139)	$(9,655,319)
Adjustments to reconcile net loss
to net cash used in operating activities:
Non-cash charges to consultants and employees for options and stock	392,439	165,060	1,103,648
Amortization of deferred financing costs	29,606		111,919
Non-cash interest expense on convertible secured note	82,399		312,616
Accrued interest on notes payable	40,518	1,008	176,760
Loss on change in value of warrants and embedded derivative	(1,282,871)		1,519,207
Value of penalty shares issued	—	—	117,498
Depreciation expense	6,334	4,081	30,775
Amortization expense of intangibles	13,241	10,159	110,967
Decrease (Increase) in prepaid expenses	21,382	—	(16,718)
Decrease (Increase) in other assets	724	—	(3,876)
Increase in accounts payable	3,447	34,683	1,128,874
Decrease in accrued expenses, net of non cash charges	6,047	—	512,325
Increase (Decrease) in Deferred Revenue	(12,456)	—	7,893
Net cash used in operating activities	(736,220)	(243,148)	(4,543,428)
INVESTING ACTIVITIES
Cash paid on acquisition of Great Expectations	—	—	(44,940)
Purchase of property and equipment	(29,400)	(2,102)	(118,583)
Cost of intangible assets	(16,674)	(24,316)	(983,728)
Net cash used in Investing Activities	(46,074)	(26,418)	(1,147,251)
FINANCING ACTIVITIES
Proceeds from convertible secured debenture	—	—	3,000,000
Cash paid for deferred financing costs	—	—	(260,000)
Principal Payments on notes payable	(1,063)	—	(1,063)
Proceeds from notes payable	—	—	671,224
Net proceeds of issuance of Preferred Stock	—	—	235,000
Net proceeds of issuance of Common Stock	—	—	4,023,327
Net cash provided by (used in) Financing Activities	(1,063)	—	7,668,488
Net (Decrease) increase in cash	(783,357)	(269,566)	1,977,809
Cash at beginning of period	2,761,166	2,075,206	—
Cash at end of period	$1,977,809	$1,805,640	$1,977,809

The accompanying footnotes are an integral part of these financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities

	3 Months ended January 31,	3 Months ended January 31,	Period from March 1, 2002 (Inception) to January 31,
	2007	2006	2007
Equipment acquired under capital lease	$45,580	—	$45,580
Common Stock issued to Founders	—	—	$40
Notes payable and accrued interest converted to Preferred Stock	—	—	$15,969
Stock dividend on Preferred Stock	—	—	$43,884
Notes payable and accrued interest converted to Common Stock	$150,000	—	$1,063,158
Intangible assets acquired with notes payable	—	—	$360,000
Debt discount in connection with recording the original value of the embedded derivative liability	—	—	512,865
Allocation of the original secured convertible debentures to warrants	—	—	$214,950

The accompanying footnotes are an integral part of these financial statements.

ADVAXIS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Business Description

We are a development stage biotechnology company utilizing multiple mechanisms of immunity with the intent to develop cancer vaccines that are more effective and safer than existing vaccines. To that end, we have licensed rights from the University of Pennsylvania (“Penn”) to use a patented system to engineer a live attenuated Listeria monocytogenes bacteria (the “Listeria System”) to secrete a protein sequence containing a tumor-specific antigen. Using the Listeria System, we believe we will force the body’s immune system to process and recognize the antigen as if it were foreign, creating the immune response needed to attack the cancer. Our licensed Listeria System, developed at Penn over the past 10 years, provides a scientific basis for believing that this therapeutic approach induces a significant immune response to a tumor. Accordingly, we believe that the Listeria System is a broadly enabling platform technology that can be applied to many types of cancers. In addition, we believe there may be useful applications in infectious diseases and auto-immune disorders. The therapeutic approach that comprises the Listeria System is based upon the innovative work of Yvonne Paterson, Ph.D., Professor of Microbiology at Penn, involving the creation of genetically engineered Listeria that stimulate the innate immune system and induce an antigen-specific immune response involving humoral and cellular components. On July 1, 2002 (effective date) we entered into an exclusive 20-year license from Penn to exploit the Listeria System, subject to meeting various royalty and other obligations (the “Penn License”).

We are in the development stage and have focused our initial development efforts on six lead compounds. In February 2006 we received governmental approvals in Mexico, Israel and Serbia to commence in those countries a Phase I clinical study of Lovaxin C, a vaccine with a potential for treatment of cervical and neck cancer. We plan to complete this clinical study in the second/third fiscal quarter 2007. The study includes 20 patients with advanced cervical cancer. The sites are located in Serbia, Mexico and Israel, of which 10 patients have completed the trial.

We believe the accompanying unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim period. These interim Financial Statements should be read in conjunction with the Company’s Financial Statements and Notes for the fiscal year ended October 31, 2006 filed on Form 10-KSB. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year.

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Since our inception, the Company has reported accumulated net losses of approximately $9,699,203 and recurring negative cash flows from operations. In order to maintain sufficient cash and investments to fund future operations, we are seeking to raise additional capital in fiscal year 2007 through various financing alternatives. We believe that the offering proceeds, if successfully consummated, plus our cash of approximately $1,978,000 as of January 31, 2007 will be sufficient to sustain our plan of operations for the next twelve months. However, the Company cannot provide assurances that our plans will not change, or that changed circumstances will not result in the depletion of capital resources more rapidly than anticipated. If we are unable to generate sufficient cash flows from sufficient capital, management believes that planned expenditures could be curtailed in order to continue operations for the next twelve months.

Since inception through January 31, 2007, all of the Company’s revenue has been from grants. For the three month period ended January 31, 2007, all of the revenue was received from three National Institute of Health (“NIH”) grants and a grant from the New Jersey Commission on Science and Technology.

Intangible assets consist primarily of the Penn license agreement ($660,000), as well as legal and filing costs associated with obtaining trademarks, patents and licenses. Capitalized license costs primarily represent the value assigned to the Company’s 20-year exclusive worldwide license with the Penn. The value of the license is based on management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future uses. This license includes the exclusive right to exploit 11 issued and 15 pending patents. As of January 31, 2007, all capitalized costs associated with patents filed and granted as well as and costs associated with patents pending are included in intangible assets on the balance sheet. The expirations of the existing patents range from 2014 to 2020. Capitalized costs associated with patent applications that are abandoned are charged to expense when the determination is made not to pursue the application. There have been no patent applications abandoned and charged to expense in the current year. Amortization expense for licensed technology and capitalized patent cost is included in general and administrative costs. All intangible assets are amortized over 20 years.

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

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the periods. Diluted earnings per share gives effect to dilutive options, warrants, convertible debt and other potential common stock outstanding during the period. The impact of the potential common stock resulting from warrants, outstanding stock options and convertible debt are not included in the computation of diluted loss per share, as the effect would be anti-dilutive. The table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share.

January 31, 2007
Warrants	25,009,220
Stock Options	8,126,123
Convertible Debt (1)	17,317,487
Total All	50,452,830

(1)	Conversion of the outstanding principal of $2,550,000 converted at 95% of the January 31, 2007 closing price of $0.155 per share or $0.147 per share.

Certain 2006 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2007.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, and interpretation of FASB Statement No. 109 (“FIN48”), which provides criteria for the recognition, measurement, presentation and disclosure of an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect that FIN 48 will have a material effect on our financial condition or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. The adoption of SAB 108 is not expected to have a material impact on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not evaluated the effect that the adoption of this Statement will have on its financial statements at this time.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115" ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of fiscal years that begin after November 15, 2007. The Company has not evaluated the effect that the adoption of this Statement will have on its financial statements at this time.

2.	Secured Convertible Debenture:

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

Cornell has agreed that (i) it will not convert the Debenture or exercise the Warrants if after such conversion or exercise, its and its affiliates’ holdings will be more than 4.9% of the outstanding shares of Common Stock, (ii) neither it nor its affiliates will maintain a short position or effect short sales of the Common Stock while the Debentures are outstanding, and (iii) no more than $300,000 principal amount of the Debenture may be converted at the Market Conversion Price during a calendar month.

The Company may call the Debentures for redemption at the Redemption Price at any time or from time to time but not more than $500,000 principal amount may be called during any 30 consecutive day period. The Redemption Price will be 120% of the principal redeemed plus accrued interest. The Company has also granted the holder an 18-month right of first refusal assuming the Debentures are still outstanding with respect to the Company’s issuance or sale of shares of capital stock, options, warrants or other convertible securities. Pursuant to the Registration Rights Agreement, the Company has registered at its expense under the Securities Act of 1933, as amended (the “Act”) for reoffering by the holders of the Debentures and of the Warrants and B Warrants shares of Common Stock received upon conversion or exercise.

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

The Company paid Yorkville Advisor, LLC a fee of 8% of the principal amount of the Debentures sold or $240,000 and structuring and due diligence fees of $15,000 and $5,000, respectively. The amount paid to Yorkville Advisor, LLC in connection with the Debentures was capitalized and charged to interest expense over the three-year term of the Debentures since Yorkville is related to the holders of the Debentures by virtue of common ownership. The amount charged as interest for the three months ended January 31, 2007 was $29,606 and since inception was $111,919. The net proceeds after deducting legal and accounting fees and other expenses, has been or will be used for working capital including Phase I and initiation of Phase II testing of its Lovaxin C, its first Listeria cancer immunotherapy in cervical cancer patients, and acceleration of preclinical testing for several pipeline vaccines including Lovaxin B and Lovaxin P for breast and prostate cancer, respectively.

In accounting for the Debentures and the warrants described above the Company considered the guidance contained in EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock," and SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.” In accordance with the guidance provided in EITF 00-19, the Company determined that the conversion feature of the convertible debentures represents an embedded derivative since the debenture is convertible into a variable number of shares based upon the conversion formula which could require the Company to issue shares in excess of its authorized amount. The convertible debentures are not considered to be “conventional” convertible debt under EITF 00-19 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability.

Convertible Secured Debentures due February 1, 2009: 6% per annum	$3,000,000
Common Stock Warrant liability	$(214,950)
Embedded derivative liability	$(512,865)
Convertible Debenture as the date of sale	$2,272,185
Amortization of discount on warrants & embedded feature as of January 31, 2007	$312,618
Conversion of Cornell Capital Partners LP	$(450,000)
Convertible Secured Debenture Liability as of January 31, 2007	$2,134,803
Embedded Derivative Liability	1,745,602
Convertible Secured Debentures and Fair Value of Embedded Derivative Liability	$3,880,405

 On the following dates Cornell Capital Partners LP converted the following dollars of convertible notes into shares of the Company’s common stock since October 31, 2006:

Date of Conversion	Amount of Conversion	Number of Shares	Conversion Share Price
November 7, 2006	$25,000	177,305	$.1410
November 17, 2006	$25,000	169,377	$.1476
December 1, 2006	$25,000	160,979	$.1553
December 18, 2006	$50,000	367,377	$.1361
January 19, 2007	$25,000	183,688	$.1361
Total	$150,000	1,058,726

On the following dates Cornell converted the following dollars of convertible notes into shares of the Company’s common stock from February 1, 2007 until March 5, 2007:

Date of Conversion	Amount of Conversion	Number of Shares	Conversion Share Price
February 1, 2007	$25,000	166,445.1502
March 5, 2007	$50,000	343,407.1456
Inception to date	$525,000	3,335,480

The Company will continue to measure the fair value of the warrants and embedded conversion features at each reporting date using the Black-Scholes-Merton valuation model based on the current assumptions at that point in time. This calculation has resulted in a fair market value significantly different than the previous reporting period. The increase or decrease in the fair market value of the warrants and embedded conversion feature at each period results in a non-cash income or expense which is recorded in other income (expense) in the Statement of Operations along with corresponding changes in fair value of the liability.

The Company is required to measure the fair value of the warrants calculated using the Black-Scholes-Merton valuation model on the date of each reporting period until the debt is extinguished. On January 31, 2007 the fair value of the warrants was calculated by using the Black-Scholes-Merton valuation model with the following assumptions: (i) 4,200,000 warrants at market price of common stock on the date of sale of $0.155 per share, exercise price of $0.287 and (ii) 300,000 warrants at the market price of common stock of $0.155 per share, exercise price of $0.3444 both at risk-free interest rate of 4.83%, expected volatility of 120% and expected life of 4 years. The fair value of the warrants as of January 31, 2007 was $501,420, or a decrease of $213,180 over the $714,600 recorded on October 31, 2006. This decrease in the fair value of the warrants was charged to the Statement of Operations as income to Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and debited to the Balance Sheet: Common Stock Warrants Liabilities.

Similarly the Company is also required to measure the fair value of the embedded conversion feature allocated to the Debentures liability was based on the Black-Scholes-Merton valuation model on the date of each reporting period. On January 31, 2007 the fair value of this feature was based on the following assumptions: (i) the Market Conversion Price equal to 95% of the lowest volume weighted average price of the Common Stock on the market on which the shares are listed or traded during the 30 trading days immediately preceding the date of conversion or $0.1473 on January 31, 2007, (ii) the January 31, 2007 market price of $0.155, (iii) the risk free interest rate of 4.97%, (iv) expected volatility of 120.19% and (v) expected life of 2 years. The fair value of the embedded conversion feature on January 31, 2007 was $1,745,602, or a decrease of $1,069,691 from the $2,815,293 recorded on October 31, 2006. This decrease in the fair value of the embedded conversion feature was charged to the Statements of Operations as income to the Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and recorded in the Balance Sheet as a debit to the Embedded Derivative Liability.

Upon full payment of the Debentures (through repayment or conversion to equity) the fair value of the warrants on that date will be reclassified to equity.

Item 2. Management’s Discussion and Analysis

The Company has included in this Quarterly Report certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company’s business, operations and financial condition. “Forward-looking statements” consist of all non-historical information, and the analysis of historical information, including the references in this Quarterly Report to future revenues, collaborative agreements, future expense growth, future credit exposure, earnings before interest, taxes, depreciation and amortization, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements, and the Company’s plans for future periods. In addition, the words “could”, “expects”, “anticipates”, “objective”, “plan”, “may affect”, “may depend”, “believes”, “estimates”, “projects” and similar words and phrases are also intended to identify such forward-looking statements.

Actual results could differ materially from those projected in the Company’s forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, unanticipated technological difficulties, the length, scope and outcome of our clinical trial, costs related to intellectual property, cost of manufacturing and higher consulting costs, product demand, changes in domestic and foreign economic, market and regulatory conditions, the inherent uncertainty of financial estimates and projections, the uncertainties involved in certain legal proceedings, instabilities arising from terrorist actions and responses thereto, and other considerations described as “Risk Factors” in other filings by the Company with the SEC. Such factors may also cause substantial volatility in the market price of the Company’s Common Stock. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Plan of Operations

We were originally incorporated in the state of Colorado on June 5, 1987 under the name Great Expectations, Inc. We were administratively dissolved on January 1, 1997 and reinstated June 18, 1998 under the name Great Expectations and Associates, Inc. In 1999, we became a reporting company under the Securities Exchange Act of 1934 (the “Exchange Act’). Until November 2004, we were a publicly-traded “shell” company without any business until November 12, 2004 when we acquired Advaxis, Inc., a Delaware corporation (“Advaxis”), through a Share Exchange and Reorganization Agreement, dated as of August 25, 2004 (the “Share Exchange”), by and among Advaxis, the stockholders of Advaxis and us. As a result of such acquisition, Advaxis became our wholly-owned subsidiary and our sole operating company. On December 23, 2004, we amended and restated our articles of incorporation and changed our name to Advaxis, Inc. On June 6, 2006 our shareholders approved the reincorporation of the Company from the state of Colorado to the state of Delaware by merging the Company into its wholly-owned subsidiary, which was effected on June 20, 2006. As used herein, the words “Company” and "Advaxis" refer to the current Delaware corporation only unless the context references such entity prior to the June 20, 2006 reincorporation into Delaware. Our principal executive offices are located at Technology Centre of NJ, 675 US Highway One, North Brunswick, NJ 08902 and our telephone number is (732) 545-1590.

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

We have no customers. We are in the development stage and have focused our initial development efforts on six lead compounds. In February 2006 we received governmental approvals in Mexico, Israel and Serbia to commence in those countries a Phase I clinical study of Lovaxin C, a vaccine with a potential for treatment of cervical and neck cancer. We plan to complete this clinical study in the second/third fiscal quarter 2007. The study includes 20 patients with advanced cervical cancer. The sites are located in Serbia, Mexico and Israel, of which 10 patients have completed the trial.

Three months ended January 31, 2007 Compared to the three months ended January 31, 2006

Revenue. Our revenue decreased by $183,621, or 56%, to $146,307 for the three months ended January 31, 2007 (“Fiscal 2007 Quarter”) as compared with $329,928 for the three months ended January 31, 2006 (“Fiscal 2006 Quarter”) primarily due to the greater amount of the her-2 SBIR, fusion and the FLAIR grant money received by the Company in the Fiscal 2006 Quarter than the $133,850 in new grant money from the National Cancer Institute in the Fiscal 2007 Quarter.

Research and Development Expenses. Research and development expenses increased by $109,000, or 28%, to $494,107 for the Fiscal 2007 Quarter as compared with $385,107 for the Fiscal 2006 Quarter, principally attributable to the following:

•	Clinical trial expenses increased $96,425, or 370%, to $122,465 from $26,040 due to the start-up of our clinical trial in the second quarter of Fiscal 2006.
•	Wages, salaries and related lab costs increased $125,619, or 97%, to $255,138 from $129,519 principally due to our expanded research and development staffing.
•
Subcontracted and consulting expenses decreased by $76,512, or 44%, to $99,244 from $175,756, primarily reflecting the reduced subcontract work performed by Dr. Paterson at Penn, pursuant to certain grants.

•
Manufacturing expenses decreased $10,775, or 87%, to $1,585 from $12,360; the result of the completion of our manufacturing program in late fiscal year 2005 in anticipation of the Lovaxin C toxicology and clinical trials required in 2006.

•
Toxicology study expenses of $33,558, incurred in the Fiscal 2006 Quarter as a result of the initiation of toxicology studies by Pharm Olam in connection with our Lovaxin C product candidates in anticipation of clinical studies in 2006; none were incurred in the Fiscal 2007 Quarter.

We anticipate a continued increase in R&D expenses as a result of expanded development and commercialization efforts related to toxicology studies, clinical trials, and product development, and expenses to be incurred in the development of strategic and other relationships required ultimately if the licensing, manufacture and distribution of our product candidates is undertaken.

General and Administrative Expenses. General and administrative expenses increased by $431,189, or 104%, to $845,072 for Fiscal 2007 Quarter as compared with $413,883 for the Fiscal 2006 Quarter, primarily attributable to the following:

•	Wages and benefit expenses increased by $91,080, or $177% to $142,421 from $51,342 due to hiring of a finance and administrative staff in the second quarter Fiscal 2006.
•
Consulting fees and expenses increased by $323,422, or 202%, to $483,675 from $160,253. Such increase was primarily attributed to an amendment of Mr. Appel’s (LVEP) consulting agreement resulting in: (i) an increase of $159,909 of option expense of which $20,016 is due to vesting and $139,893 is due to acceleration of his vesting; (ii) a decrease of his bonus by $15,476; and (iii) the issuance to Mr. Appel of 1,000,000 shares of common stock of the Company ($200,000). These expenses were partially offset by the decrease in other consulting expenses due to lower fair values in the Fiscal 2007 Quarter verses the prior Fiscal quarter in 2006 for other consultants.

•	An increase in legal fees and public relations expenses of $19,377, or 32%, to $79,509 from $61,151, primarily as a result of growth in personnel and changes in management.

Other Income (expense). Other Income (expense) increased by $1,144,919 to $1,155,842, for Fiscal 2007 Quarter from income of $10,923 for the Fiscal 2006 Quarter. During the Fiscal 2006 and the Fiscal 2007 Quarters, we recorded interest expense of $1,008, and $153,355 respectively, primarily related to our outstanding secured convertible debenture issued on February 2 and March 8, 2006. Interest earned on investments for the Fiscal 2006 and Fiscal 2007 Quarters amounted to $11,931 and $26,326, respectively. In the Fiscal 2007 Quarter there was a net change of $1,282,871 in the fair value of common stock warrants and embedded derivative liabilities recorded as income (non-cash item) compared to the fair values as of October 31, 2006 of the secured convertible debenture. There was no comparable charge in Fiscal 2006 Quarter.

No provision for income taxes was made for either Fiscal Quarter due to significant tax losses during and prior to such periods.

On January 31, 2007, our cash balance was $1,977,809, and our working capital was $439,474, primarily the result of net proceeds of approximately $2,740,000 from the sale to an investor of our 6% Secured Convertible Debentures in the principal amount of $3,000,000 in February and March 2006 less the higher overall cost of development and operating as a public company.

We intend to use our available cash and resources during the next 12 months following January 31, 2007 to conduct our Phase I clinical trial in cervical cancer using Lovaxin C, one of our lead product candidates in development using our Listeria System, maintain our research and development team to assist in the further development of Lovaxin B (our Listeria vaccine directed toward treatment of breast cancer), and Lovaxin P (our Listeria vaccine directed toward treatment of prostate cancer) as well as in the development of several additional Listeria based vaccines for the treatment of cancer, and to enhance our manufacturing capabilities and strategic activities.

Contingent obligations

On July 1, 2002 (effective date) we entered into a 20-year exclusive worldwide license, with the University of Pennsylvania (“Penn”) with respect to the innovative work of Yvonne Paterson, Ph.D., Professor of Microbiology in the area of innate immunity, or the immune response attributable to immune cells, including dentritic cells, macrophages and natural killer cells, that respond to pathogens non-specifically. This agreement has been amended from time to time and was amended and restated on February 13, 2007.

This license, unless sooner terminated in accordance with its terms, terminates upon the later of: (a) expiration of the last to expire Penn patent rights; or (b) twenty years after the effective date. The license provides us with the exclusive commercial rights to the patent portfolio developed at Penn as of the effective date, in connection with Dr. Paterson and requires us to raise capital, pay various milestone, legal, filing and licensing payments to commercialize the technology. In exchange for the license, Penn received shares of our common stock which currently represents approximately 16% of our common stock outstanding on a fully-diluted basis. In addition, Penn is entitled to receive a non-refundable initial license fee, license fees, royalty payments and milestone payments based on net sales and percentages of sublicense fees and certain commercial milestones, as follows: 1.5% royalties on net sales in all countries; notwithstanding this royalty rate, we have agreed to pay Penn a total of $525,000 over a three-year period as an advance minimum royalty after the first commercial sale of a product under each license (which payments we do not expect to begin within the next five years); an annual maintenance fee starting on December 31, 2008, until the first commercial sale of a Penn licensed product; a total of $157,134 in license payments in addition to the $215,700 previously paid, or a total of $372,834. Under the agreement prior to the amendment and restatement we were required to pay $660,000 to Penn (a portion of which is reflected as an obligation on our balance sheet) upon receiving financing or on certain dates on or before December 15, 2007, whichever is earlier. Overall the amended and restated agreement dated February 13, 2007 payment terms reflect lower near-term requirements but are more than offset by higher longer term milestone payments for the initiation of a phase III clinical trial and the regulatory approval for the first Penn Licensed Product. The impact of this amended and restated agreement are not included in the following financial statements as of January 31, 2007. We are responsible for filing new patents and maintaining the existing patents licensed to use and we are obligated to reimburse Penn for all attorneys’ fees, expenses, official fees and other charges incurred in the preparation, prosecution and maintenance of the patents licensed from Penn.

Furthermore, upon the achievement of the first sale of a product in certain fields, Penn shall be entitled to milestone payments, as follows: $2,500,000 shall be due for first commercial sale of the first product in the cancer field; and $1,000,000 shall be due upon the date of first commercial sale of a product in each of the secondary strategic fields sold. Therefore, the total potential amount of milestone payments is $3,500,000 in the cancer field.

As a result of our payment obligations under the license assuming we have net sales in the aggregate amount of $100 million from our cancer products, our total payments to Penn over the next ten years could reach an aggregate of $5,420,000. If over the next 10 years our net sales total an aggregate amount of only $10 million from our cancer products, total payments to Penn could aggregate $4,445,000.

This license also grants us exclusive negotiation and exclusive options until June 17, 2009 to obtain exclusive licenses to new inventions on therapeutic vaccines developed by Drs.’ Paterson and Fred Frankel and their laboratory. Each option is granted to us at no cost and provides a six-month exercise period from the date of disclosure. On February 13, 2007 we exercised the option and entered into a 90 day period to negotiate in good faith a comprehensive license agreement at licensing fees up to $10,000. This option allows us to negotiate licenses for approximately 18 inventions. The license fees, legal expense, and other filing expenses for such 18 inventions are estimated to amount to $400,000 over a period of several years.

Item 3. Controls and Procedures.

As of the end of the period covered by this report, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934), each of the Chief Executive Officer and the Vice President of Finance, Principal Financial Officer of the Company, has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the rules and forms of the Securities and Exchange Commission.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended January 31, 2007, in payment for their services we issued 1,000,000 shares of Common Stock to our consultant Mr. Appel (LVEP, LLC) as part of its his amended consultant agreement, and 33,333 shares of Common Stock to other consultant and service providers. The recipients agreed that no transfer of the shares may be effected unless the shares are registered under the Securities Act of 1933, as amended (the “Act”) or exempt from registration.

The above sales were exempt from registration under the Act by virtue of the provisions of Section 4(2) thereof.

Pursuant to our agreement with Cornell, we have registered under the Act for reoffering shares which are acquired upon conversion of the Debentures and shares which are acquired upon exercise of the Warrants. The Debentures are convertible at a price equal to the lesser of (i) $0.287 per share, or (ii) 95% of the lowest volume weighted average price of the Common Stock on the market on which the shares are listed or traded during the 30 trading days immediately preceding the date of conversion. Interest is payable at maturity at the rate of 6% per annum in cash or shares of Common Stock valued at the conversion price then in effect. As of January 31, 2007 Cornell Capital Partners LP converted $450,000 into 2,825,628 shares of common stock. The issuance of shares upon conversion was exempt from registration under the Act by virtue of Section 3(a)(9) thereof.

Item 6. Exhibits and Reports on Form 8-K

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

No Reports on Form 8-K were filed during the three months ended January 31, 2007 except as follows:

i.	Report on Form 8-K filed November 14, 2006 relating to items: 5.02 and 9.01.
ii.	Report on Form 8-K filed November 29, 2006 relating to item: 8.01

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ADVAXIS, INC. Registrant

Date: March 19, 2007	By:	/s/ Thomas Moore
Thomas Moore
Chief Executive Officer and Chairman of the Board

	By:	/s/ Fredrick Cobb
Fredrick Cobb
Vice President Finance, Principal Financial Officer