Form 10QSB
period 2007-04-30
Advaxis, Inc.
filed 2007-06-14
CIK 1100397

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated Average burden Hours per response 136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to ________________

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 30, 2007:

45,677,046 shares outstanding of the Company’s Common Stock, par value $.001 per share

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

ADVAXIS, INC.
(A Development Stage Company)
April 30, 2007

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Balance Sheet at April 30, 2007 (unaudited)	3

Statements of Operations for the three and six month periods ended April 30, 2007 and 2006 (unaudited), and the period March 1, 2002 (inception) to April 30, 2007 (unaudited)	4

Statement of Cash Flows Statements for the six month periods ended April 30, 2007 and 2006 and the period March 1, 2002 (inception) to April 30, 2007 (unaudited)	5

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis	12

Item 3. Controls and Procedures	16

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 6. Exhibits and Reports on Form 8-K	17

SIGNATURES	18

CERTIFICATIONS

PART I

Item 1. Financial Statements

ADVAXIS, INC.
(A Development Stage Company)
Balance Sheet
(Unaudited)
April 30, 2007
ASSETS
Current Assets:
Cash	$889,397
Prepaid expenses	49,880
Total Current Assets	939,277

Property and Equipment (net of accumulated depreciation of $39,070)	128,566
Intangible Assets (net of accumulated amortization of $123,433)	813,967
Deferred Financing Costs (net of accumulated amortization of $162,285)	97,715
Other Assets	3,875

Total Assets	1,983,400
LIABILITIES & SHAREHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	604,818
Accrued expenses	490,474
Notes payable - current portion	72,704
Total Current Liabilities	1,167,996

Interest payable	194,408
Notes payable - net of current portion	115,125
Convertible Secured Debentures and fair value of embedded derivative	4,559,669
Common Stock Warrants	1,215,150
Total Liabilities	7,252,348

Shareholders’ Deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-
Common Stock - $0.001 par value; authorized 500,000,000 shares, issued and outstanding 45,677,046 shares	45,677
Additional Paid-In Capital	7,520,122
Deficit accumulated during the development stage	(12,834,747)
Total Shareholders' Deficiency	(5,268,948)
Total Liabilities and Shareholders’ Deficiency	$1,983,400

  The accompanying footnotes are an integral part of these financial statements.

ADVAXIS, INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

	3 Months Ended April 30, 2007	3 Months Ended April 30, 2006	6 Months Ended April 30, 2007	6 Months Ended April 30, 2006	Period from March 1, 2002 (Inception) to April 30, 2007
Revenue	$7,894	$67,384	$154,201	$397,312	$1,259,436

Research & Development Expenses	530,492	450,826	1,024,599	835,933	4,272,647
General & Administrative Expenses	1,002,829	603,688	1,847,901	1,017,571	6,191,694
Total Operating expenses	1,533,321	1,054,514	2,872,500	1,853,504	10,464,341

Loss from Operations	(1,525,427)	(987,130)	(2,718,299)	(1,456,192)	(9,204,905)

Other Income (expense):
Interest expense	(212,181)	(113,001)	(365,536)	(114,009)	(831,563)
Other Income	11,646	23,431	37,972	35,362	174,394
Gain on note retirement	319,967		319,967		319,967
Net changes in fair value of common stock warrant liability and embedded derivative liability	(1,729,549)	(229,923)	(446,678)	(229,923)	(3,248,756)
Net loss	(3,135,544)	(1,306,623)	(3,172,574)	(1,764,762)	(12,790,863)

Dividends attributable to preferred shares	-	-	-	-	43,884

Net loss applicable to Common Stock	$(3,135,544)	$(1,306,623)	$(3,172,574)	$(1,764,762)	$(12,834,749)

Net loss per share, basic and diluted	$(0.07)	$(0.03)	$(0.07)	$(0.05)

Weighted average number of shares outstanding basic and diluted	43,714,807	38,259,006	42,385,001	38,000,975

The accompanying footnotes are in integral part of these financial statements.

ADVAXIS, INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	6 Months ended April 30,	6 Months ended April 30,	Period from March 1, 2002 (Inception) to April 30,
	2007	2006	2007
OPERATING ACTIVITIES
Net loss	$(3,172,574)	$(1,764,762)	$(12,790,864)
Adjustments to reconcile net loss
to net cash used in operating activities:
Non-cash charges to consultants and employees for options and stock	999,931	275,536	1,711,141
Amortization of deferred financing costs	79,972	17,042	162,285
Non-cash interest expense	206,681	60,651	436,899
Accrued interest on notes payable	76,457	36,257	212,699
Loss on change in value of warrants and embedded derivative	446,678	229,923	3,248,756
Value of penalty shares issued	-	-	117,498
Depreciation expense	14,629	8,289	39,070
Amortization expense of intangibles	28,878	20,719	126,604
Gain on note retirement	(319,967)	-	(319,967)
Decrease (increase) in prepaid expenses	(11,780)	(28,862)	(49,880)
Decrease (increase) in other assets	725	(2,090)	(3,874)
Increase (decrease) in accounts payable	(83,403)	(45,309)	1,042,024
Decrease (increase) in accrued expenses	(31,993)	214,777	474,285
Increase (decrease) in deferred revenue	(20,350)	-	-
Net cash used in operating activities	(1,786,116)	(977,829)	(5,593,324)
INVESTING ACTIVITIES
Cash paid on acquisition of Great Expectations	-	-	(44,940)
Purchase of property and equipment	(32,873)	(5,072)	(122,056)
Cost of intangible assets	(48,469)	(64,060)	(1,015,523)
Net cash used in investing Activities	(81,342)	(69,132)	(1,182,519)
FINANCING ACTIVITIES
Proceeds from convertible secured debenture	-	3,000,000	3,000,000
Cash paid for deferred financing costs	-	(260,000)	(260,000)
Payment on notes payable	(4,311)	-	(4,311)
Proceeds from notes payable	-	-	671,224
Net proceeds of issuance of Preferred Stock	-	-	235,000
Net proceeds of issuance of Common Stock	-	-	4,023,327
Net cash provided by (used in) financing Activities	(4,311)	2,740,000	7,665,240
Net (Decrease) increase in cash	(1,871,769)	1,693,039	889,397
Cash at beginning of period	2,761,166	2,075,206
Cash at end of period	$889,397	$3,768,245	$889,397

The accompanying footnotes are an integral part of these financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities

	6 Months ended April 30,	6 Months ended April 30,	Period from March 1, 2002 (Inception) to
	2007	2006	April 30, 2007

Equipment acquired under capital lease	$45,580		$45,580
Common Stock issued to Founders			$40
Notes payable and accrued interest
converted to Preferred Stock			$15,969
Stock dividend on Preferred Stock			$43,884
Notes payable and accrued interest
converted to Common Stock	$610,836	-	$1,523,994
Debt discount in connection with recording the original value of the embedded derivative liability		$512,865	$512,865
Allocation of the original secured convertible debentures to warrants		$214,950	$214,950

The accompanying footnotes are an integral part of these financial statements.

ADVAXIS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Business description

We are a development stage biotechnology company utilizing multiple mechanisms of immunity with the intent to develop cancer vaccines that are more effective and safer than existing vaccines. To that end, we have licensed rights from the University of Pennsylvania (“Penn”) to use a patented system to engineer a live attenuated Listeria monocytogenes bacteria (the “Listeria System”) to secrete a protein sequence containing a tumor-specific antigen. Using the Listeria System, we believe we will force the body’s immune system to process and recognize the antigen as if it were foreign, creating the immune response needed to attack the cancer. Our licensed Listeria System, developed at Penn over the past 10 years, provides a scientific basis for believing that this therapeutic approach induces a significant immune response to a tumor. Accordingly, we believe that the Listeria System is a broadly enabling platform technology that can be applied to many types of cancers. In addition, we believe there may be useful applications in infectious diseases and auto-immune disorders. The therapeutic approach that comprises the Listeria System is based upon the innovative work of Yvonne Paterson, Ph.D., Professor of Microbiology at Penn, involving the creation of genetically engineered Listeria that stimulate the innate immune system and induce an antigen-specific immune response involving humoral and cellular components. On July 1, 2002 (effective date) we entered into an exclusive 20-year license from Penn to exploit the Listeria System, subject to meeting various royalty and other obligations (the “Penn License”) which was amended and restated on February 13, 2007.

We are in the development stage and have focused our initial development efforts on six lead compounds. In February 2006 we received governmental approvals in Mexico, Israel and Serbia to commence in those countries a Phase I/II clinical study of Lovaxin C, a vaccine with a potential for treatment of cervical, and head and neck cancer. We plan to complete this clinical study in the third or fourth fiscal quarter 2007. We completed patient recruitment for the Phase I/II trial of Lovaxin C, a Listeria-based immunotherapy for cervical cancer, after dosing 15 patients in an escalating dose clinical trial that was conducted in Mexico, Serbia and Israel. The objective of this trial was to establish a range of safe doses up to a maximally tolerated dose, which has been achieved.

The accompanying unaudited interim consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim period. These interim Financial Statements should be read in conjunction with the Company’s Financial Statements and Notes for the year ended October 31, 2006 filed on Form 10-KSB. We believe these condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) that are necessary for a fair presentation of our financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year.

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since our inception until April 30, 2007, the Company has reported accumulated net losses of  $12,834,748 and recurring negative cash flows from operations. In order to maintain sufficient cash and investments to fund future operations, we are seeking to raise additional capital in fiscal year 2007 through various financing alternatives. If additional capital were raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. We believe that these anticipated offering proceeds, plus our cash of  $889,397 as of April 30, 2007 will be sufficient to sustain our plan of operations for the next twelve months. However, the company cannot provide assurances that our plans will not change, or that changed circumstances will not result in the depletion of capital resources more rapidly than anticipated. If we are unable to obtain additional sources of financing or generate sufficient cash flows from sufficient capital, it could create a material adverse effect on future operating prospects of the Company.

Since inception through April 30, 2007, all of the Company’s revenue has been from grants. For the three and six month periods ended April 30, 2007, all of the revenue was received from three National Institute of Health (“NIH”) grants and a grant from the New Jersey Commission on Science and Technology.

Intangible assets primarily consist of legal and filing costs associated with obtaining trademarks, patents and licenses. The license and patent costs capitalized primarily represent the value assigned to the Company’s 20-year exclusive worldwide license agreement with Penn which are amortized on a straight-line basis over their remaining useful lives which are estimated to be twenty years from the effective date of Penn Agreement dated July 1, 2002. The value of the license and patents are based on management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future uses. This license includes the exclusive right to exploit 11 issued and 15 pending patents. As of April 30, 2007, all capitalized costs associated with the license and patents filed and granted as well as and costs associated with patents pending are $853,100 as shown under license and patents on the table below. Out of the $853,100 capitalized cost the cost of the patents issued is estimated to be $427,028 and cost of the patents pending or in process of filing is estimated to be $426,072. The expirations of the existing patents range from 2014 to 2020. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. No patent applications without value were abandoned and charged to expense in the current or prior year. Amortization expense for licensed technology and capitalized patent cost is included in general and administrative expense.

Penn and the Company entered into the amended and restated license agreement on February 13, 2007 that eliminated the $482,000 obligation under the prior agreement. This obligation was recorded in fiscal year 2005 as an intangible asset and as of January 31, 2007 it remained as an intangible asset with the liabilities recorded as: a notes payable- current portion $130,000, notes payable-net of current portion $230,000 and the balance as accounts payable. Out of the $482,000 note payable $162,035 was recorded and the balance of $319,967 was recorded as a gain on note retirement recorded in other income for the April 30, 2007 fiscal period as a result of the amended and restated license agreement with Penn. Under the amended and restated agreement we are billed actual patent expenses as they are passed through from Penn. The following is a summary of the intangibles assets as of the end of both fiscal quarters:

	October 31, 2006	April 30, 2007	Increase/Decrease
Trademark	$74,948	$84,299	$9,351
License	485,123	496,127	11,004
Patents	490,893	356,973	(133,920)
Total intangibles	1,050,964	937,399	(113,565)
Accumulated Amortization	(94,555)	(123,433)	(28,878)
Intangible Assets	$956,409	$813,966	$(142,443)

The accumulated amortization was adjusted this period to reflect the impact of the amended and restated agreement.

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

April 30, 2007
Warrants	25,009,220
Stock Options	8,512,841
Convertible Debt (1)	7,279,317
Total All	40,801,378

(1.) Conversion of the outstanding principal of $2,089,164 was converted at the conversion price $0.287 per share per the debenture agreement.

2.	Secured Convertible Debenture:

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

The Company has granted the debentureholder a first security interest on its assets as security for payment of the Company’s obligations.

The Company has also agreed that as long as there is outstanding at least $500,000 principal amount of Debentures it would not, without the consent of the Debenture holder, issue or sell any securities at a price or warrants, options or convertible securities with an exercise or conversion price less than the bid price, as defined, immediately prior to the issuance, grant a further security interest in its assets or file a registration statement on Form S-8.

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

The Company paid Yorkville Advisor, LLC a fee of 8% of the principal amount of the Debentures sold or $240,000, and structuring and due diligence fees of $15,000 and $5,000, respectively. The amount paid to Yorkville Advisor, LLC in connection with the Debentures was capitalized and charged to interest expense over the three-year term of the Debentures since Yorkville is related to the holders of the Debentures by virtue of common ownership. The amount charged as interest for the three months and six months ended April 30, 2007 was $50,366 and $79,972, respectively and since inception was $162,284. The net proceeds after deducting legal and accounting fees and other expenses, has been or will be used for working capital including Phase I and initiation of Phase II testing of its Lovaxin C, its first Listeria cancer immunotherapy in cervical cancer patients, and acceleration of preclinical testing for several pipeline vaccines including Lovaxin B and Lovaxin P for breast and prostate cancer, respectively.

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

Convertible Secured Debentures due February 1, 2009: 6% per annum	$3,000,000
Common Stock Warrant liability	$(214,950)
Embedded derivative liability	$(512,865)
Convertible Debenture as the date of sale	$2,272,185
Amortization of discount on warrants & embedded feature as of April 30, 2007	$436,900
Conversion of Debenture	$(910,836)
Convertible Secured Debenture Liability as of April 30, 2007	$1,798,249
Embedded Derivative Liability	2,761,421
Convertible Secured Debentures and Fair Value of Embedded Derivative Liability	$4,559,670

 On the following dates Cornell Capital Partners LP converted since January 31, 2007 the following dollars of convertible notes into shares of the Company’s common stock.

Date of Conversion	Amount of Conversion	Number of Shares	Conversion Share Price

February 1, 2007	$25,000	166,445	$.1502
March 5, 2007	$50,000	343,407	$.1456
March 29, 2007	$250,000	1,717,033	$.1456
April 24, 2007	$135,836	827,763	$.1641
Total	$460,836	3,054,648

Inception to date	$910,836	5,880,276

Since April 24, 2007 Cornell hasn’t converted any convertible notes into shares of the Company’s common stock.

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

The Company is required to measure the fair value of the warrants calculated using the Black-Scholes-Merton valuation model on the date of each reporting period until the debt is extinguished. On April 30, 2007 the fair value of the warrants was calculated by using the Black-Scholes-Merton valuation model with the following assumptions: (i) 4,200,000 warrants at market price of common stock on the date of sale of $0.34 per share, exercise price of $0.287 and (ii) 300,000 warrants at the market price of common stock of $0.34 per share, exercise price of $0.3444 both at risk-free interest rate of 4.58%, expected volatility of 120% and expected life of 3.75 years. The fair value of the warrants as of April 30, 2007 was $1,215,150, or an increase of $713,730 over the $501,420 recorded on January 31, 2007. This increase in the fair value of the warrants was charged to the Statement of Operations as expense to Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and credited to the Balance Sheet: Common Stock Warrants Liabilities.

Similarly the Company is also required to measure the fair value of the embedded conversion feature allocated to the Debentures liability was based on the Black-Scholes-Merton valuation model on the date of each reporting period. On April 30, 2007, the fair value of this feature was based on the following assumptions: (i) the Market Conversion Price equal to 95% of the lowest volume weighted average price of the Common Stock on the market on which the shares are listed or traded during the 30 trading days immediately preceding the date of conversion or $0.1835 on April 30, 2007, (ii) the April 30, 2007 market price of $0.34, (iii) the risk free interest rate of 4.6%, (iv) expected volatility of 120.93% and (v) expected life of 1.75 years. The fair value of the embedded conversion feature on April 30, 2007 was $2,761,421, or a increase of $1,015,819 from the $1,745,602 recorded on January 31, 2007. This increase in the fair value of the embedded conversion feature was charged to the Statements of Operations as expense to the Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and recorded in the Balance Sheet as a credit to the Embedded Derivative Liability.

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

Plan of Operations

We were originally incorporated in the state of Colorado on June 5, 1987 under the name Great Expectations, Inc. We were administratively dissolved on January 1, 1997 and reinstated June 18, 1998 under the name Great Expectations and Associates, Inc. In 1999, we became a reporting company under the Securities Exchange Act of 1934 (the “Exchange Act’). Until November 2004, we were a publicly-traded “shell” company without any business until November 12, 2004 when we acquired Advaxis, Inc., a Delaware corporation (“Advaxis”), through a Share Exchange and Reorganization Agreement, dated as of August 25, 2004 (the “Share Exchange”), by and among Advaxis, the stockholders of Advaxis and us. As a result of such acquisition, Advaxis became our wholly owned subsidiary and our sole operating company. On December 23, 2004, we amended and restated our articles of incorporation and changed our name to Advaxis, Inc. On June 6, 2006 our shareholders approved the reincorporation of the Company from the state of Colorado to the state of Delaware by merging the Company into its wholly owned subsidiary, which was effected on June 20, 2006. As used herein, the words “Company” and Advaxis refer to the current Delaware corporation only unless the context references such entity prior to the June 20, 2006 reincorporation into Delaware. Our principal executive offices are located at Technology Centre of NJ, 675 US Highway One, North Brunswick, NJ 08902 and our telephone number is (732) 545-1590.

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

We have no customers. We are in the development stage and have focused our initial development efforts on six lead compounds. In February 2006 we received governmental approvals in Mexico, Israel and Serbia to commence in those countries a Phase I/II clinical study of Lovaxin C, a vaccine with a potential for treatment of cervical, and head and neck cancer. We plan to complete this clinical study in the third or fourth fiscal quarter 2007. We completed patient recruitment for the Phase I/II trial of Lovaxin C, a Listeria-based immunotherapy for cervical cancer, after dosing 15 patients in an escalating dose clinical trial that was conducted in Mexico, Serbia and Israel. The objective of this trial was to establish a range of safe doses up to a maximally tolerated dose, which has been achieved.

The Company plans to complete patient reporting in July, report the results over the following two months, and submit an IND for Lovaxin C to the FDA on or about October, 2007. If the IND is approved, it would be followed by additional Phase II clinical trials in the U.S. and internationally.

Three months ended April 30, 2007 Compared to the three months ended April 30, 2006

Revenue. Our revenue decreased by $59,490, or 88%, to $7,894 for the three months ended April 30, 2007 (“Fiscal 2007 Quarter”) as compared with $67,384 for the three months ended April 30, 2006 (“Fiscal 2006 Quarter”) primarily due to the greater amount of the her-2 SBIR fusion grant money received by the Company in the Fiscal 2006 Quarter than the $7,894 in new grant money recorded from the State of New Jersey in the Fiscal 2007 Quarter.

Research and Development Expenses. Research and development expenses increased by $ 79,666, or 18%, to $530,492 for the Fiscal 2007 Quarter as compared with $450,826 for the Fiscal 2006 Quarter, principally attributable to the following:

•	Clinical trial expenses decreased $92,953, or 36%, to $162,493 from $255,446 due to the start-up expenses of our clinical trial in the second quarter of Fiscal 2006.

•	Wages, salaries and related costs increased $15,923, or 11%, to $154,986 from $139,063 principally due to expanded research and development staffing.

•	Subcontracted and consulting expenses increased by $121,761, or 738%, to $138,261 from $16,500, primarily due to:

- $79,697 higher stock option expenses due to the revaluation required under the FASB 123R due to increases in the FMV.

- $22,190 higher outside research cost

- $19,874 higher IND consulting expense for a planned FDA submission.

•	Toxicology study expenses increased $37,640 in the Fiscal 2007 Quarter as a result of the initiation of toxicology studies to support our IND in 2007; none were incurred in the Fiscal 2006 Quarter.

We anticipate R&D expenses to increase as a result of expanded development and commercialization efforts related to toxicology studies, clinical trials, and product development, and expenses to be incurred in the development of strategic and other relationships required ultimately if the licensing, manufacture and distribution of our product candidates is undertaken.

General and Administrative Expenses. General and administrative expenses increased by $399,141, or 66%, to $1,002,829 for Fiscal 2007 Quarter as compared with $603,688 for the Fiscal 2006 Quarter, primarily attributable to the following:

•
Wages and benefit expenses increased by $117,546, or 151% to $195,385 from $77,839 due to hiring key administrative staff in the second quarter Fiscal 2006 and a Chief Executive Officer in December 2006.

•
Consulting fees and expenses increased by $320,708, or 201%, to $480,157 from $159,449. This increase was due to the revaluation of options granted to Mr. Appel, Director, in connection with services to be performed by his affiliate, (LVEP) resulting in an increase of $406,657 in option expense required under the FASB 123R due to increases in the FMV partially offset by his bonus accrual recorded in Fiscal 2006 Quarter that was not required in Fiscal 2007 Quarter and a reduction of $60,917 in other consulting expense due to fewer consultants in Fiscal 2007 Quarter.

•	A decrease in legal fees and investment banking fees of $38,790, or 27%, to $103,484 from $142,274 primarily resulted from lesser delegation to outside counsel of tasks related to SEC filings.

Other Income (expense). Other Income (expense) for the Fiscal 2007 Quarter increased by ($1,290,624), or 404% to ($1,610,117) from ($319,493) for the Fiscal Quarter 2006 as a result of an increase of $99,179 in interest expense primarily related to our outstanding secured convertible debenture issued on February 2 and March 8, 2006, (ii) a reduction of the $11,787 of interest earned on investment, (iii) a increase of 1,499,625 in the net changes in the fair value of common stock warrants and embedded derivative liabilities recorded as expense, and (iv) partially offset by a $319,967 gain in retirement of the U Penn note.

Six months ended April 30, 2007 Compared to the six months ended April 30, 2006

Revenue. Our revenue decreased by $243,111, or 61%, to $154,201 for the six months ended April 30, 2007 (“Fiscal 2007”) as compared with $397,312 for the same period last year (“Fiscal 2006”) primarily due to the greater amount of the her-2 SBIR, fusion and the FLAIR grant money received by the Company in Fiscal 2006 compared to new grant money from the National Cancer Institute and State of New Jersey in Fiscal 2007.

Research and Development Expenses. Research and development expenses increased by $188,666, or 23%, to $1,024,599 for Fiscal 2007 as compared with $835,933 for Fiscal 2006, principally attributable to the following:

•	Clinical trial expenses increased $3,472, or 1%, to $284,957 in Fiscal 2007 from $281,485 due to the start-up of our clinical trial which did not commence until the second quarter of Fiscal 2006.

•	Wages, salaries and related costs increased $119,103, or 47%, to $371,759 in Fiscal 2007 from $252,656 principally due to our expanded research and development staff and bonus accrual.

•
Subcontract and consulting expenses increased by $53,485, or 28%, to $245,742 in Fiscal 2007 from $192,256 the higher option expense and wages due to additional research staff and IND consulting partially offset by the reduced subcontract work performed by Dr. Paterson at Penn.

We anticipate a continued increase in R&D expenses as a result of expanded development and commercialization efforts related to toxicology studies, clinical trials, and product development, and expenses to be incurred in the development of strategic and other relationships required ultimately if the licensing, manufacture and distribution of our product candidates is undertaken.

General and Administrative Expenses. General and administrative expenses increased by $830,330, or 82%, to $1,847,901 for Fiscal 2007 compared with $1,017,571 for Fiscal 2006, period, primarily attributable to the following:

•
Wages and benefit expenses increased by $208,625, or $162% to $337,806 in Fiscal 2007 from $129,181 due to additions to administrative staff in the second quarter Fiscal 2006 and hiring the employment of a Chief Executive Officer in December 2006.

•
Consulting fees and expenses increased by $564,862, or 138%, to $975,166 in Fiscal 2007 from $410,304. Such increase was primarily attributed to an amendment of the consulting agreement with LVEP, an affiliate of Mr. Appel, A Director, resulting in: (i) an increase of $566,566 of option expense of which $159,890 vested during Fiscal 2007, $406,676 due to revaluation due to changes in FMV, (ii) an increase of his bonus by $16,635; and (iii) $200,000 due to the issuance to him of 1,000,000 shares of common stock of the Company compared to $90,603 recorded in Fiscal 2006, partially offset by a reduction of $143,922 in other consulting expenses.

•	Higher overall expenses of $94,338 for insurance costs of $21,709, option expenses of $23,696, depreciation and amortization expenses of $14,499 and overall operating expenses of $34,434.

•	A decrease in legal expenses of $39,992, or 21%, to $151,013 from $191,005, primarily the result of lesser delegation to outside counsel of tasks related to SEC filings.

Other Income (expense). Other Income (expense) for the Fiscal 2007 increased by ($145,704) to expense of ($454,275) compared to expense of ($308,570) due to (i) for Fiscal 2006, an increase of interest expense of $251,527 or 221%,(from $114,009 to $365,536 primarily related to our outstanding secured convertible debenture issued on February 2 and March 8, 2006, (ii) an increase of $2,610 of interest earned on investments (iii) a net change of $(216,755) in the fair value of common stock warrants and embedded derivative liabilities recorded as income (non-cash item) compared to the fair values for the same period of the prior year for the secured convertible debenture and (iv) partially offset by a $319,967 gain in retirement of the Penn note.

No provision for income taxes was made for either Fiscal period due to significant tax losses during and prior to such periods primarily due to the higher overall cost of development and operating as a public company.

On April 30, 2007, our cash balance was $889,397, and primarily due to the greater overall deficit of ($228,719) as compared to working capital of $1,254,651 as of October 31, 2006 which benefited from net proceeds of approximately $2,740,000 from the sale to an investor of our 6% Secured Convertible Debentures in the principal amount of $3,000,000 in February and March 2006.

We intend to use our available cash, additional financing, and resources during the next 12 months following April 30, 2007 to conduct our Phase I/II clinical trial in cervical cancer using Lovaxin C, one of our lead product candidates in development using our Listeria System, maintain our research and development team to assist in the further development of Lovaxin P (our Listeria vaccine directed toward treatment of prostate cancer) and Lovaxin B (our Listeria vaccine directed toward treatment of breast cancer), as well as in the development of several additional Listeria based vaccines for the treatment of cancer, and to enhance our manufacturing capabilities and strategic activities.

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

The license, unless sooner terminated in accordance with its terms, terminates upon the later of: (a) expiration of the last to expire Penn patent rights; or (b) twenty years after the effective date. The license provides us with the exclusive commercial rights to the patent portfolio developed at Penn as of the effective date, in connection with Dr. Paterson and requires us to raise capital, pay various milestone, legal, filing and licensing payments to commercialize the technology. In exchange for the license, Penn received shares of our common stock which currently represents approximately 14% of our common stock outstanding on a fully-diluted basis. In addition, Penn is entitled to receive a non-refundable initial license fee, license fees, royalty payments and milestone payments based on net sales and percentages of sublicense fees and certain commercial milestones, as follows: 1.5% royalties on net sales in all countries; notwithstanding this royalty rate, we have agreed to pay Penn a total of $525,000 over a three-year period as an advance minimum royalty after the first commercial sale of a product under each license (which payments we do not expect to begin within the next five years); an annual maintenance fee starting on December 31, 2008, until the first commercial sale of a Penn licensed product. Based on the revised agreeement we are required to make a $162,034 License payment from the original $482,000 License note in the prior License agreement.

The amended and restated agreement eliminated an obligation to pay $319,967 to Penn upon receiving financing or on certain dates on or before December 15, 2007. This obligation was recorded in fiscal year 2005 as an intangible asset as of January 31, 2007 as an intangible asset and a liability. Under the amended and restated agreement we are billed actual patent expenses as they are passed through from Penn. Overall the amended and restated agreement payment terms reflect lower near-term requirements resulting in, a gain of $319,967 due the retirement in notes payable. The impact of this amended and restated agreement is included in the financial statements as of April 30, 2007. Under this agreement we are responsible for filing new patents and maintaining the existing patents licensed to use and we are to reimburse Penn for all attorneys’ fees, expenses, official fees and other charges incurred in the preparation, prosecution and maintenance of the patents licensed from Penn.

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

Assuming we have net sales in the aggregate amount of $100 million from our cancer products, our total payments under the license to Penn over the next ten years could reach an aggregate of $5,420,000. If over the next 10 years our net sales total only $10 million in aggregate from our cancer products, total payments to Penn could aggregate $4,445,000.

The license also grants us exclusive negotiation and exclusive options until June 17, 2009 to obtain exclusive licenses to new inventions on therapeutic vaccines developed by Drs.’ Paterson and Fred Frankel and their laboratory. Each option is granted us at no additional cost and provides a six-month exercise period from the date of disclosure. On February 13, 2007 we exercised an option and have a 90 day period to negotiate in good faith a comprehensive license agreement at licensing fees up to $10,000. An amendment dated March 26, 2007, to the amended and restated patent license agreement the Company was granted an option to license docket R3702 at a $10,000 docket cost of (R3702 including 6 possible patents) plus $33,788 in patent legal and filing costs that were capitalized this period. The option allows us to negotiate licenses for approximately 13 additional dockets each containing numerous inventions. We estimate, if fully exercised, license fees, legal expense, and other filing expenses for the 13 dockets will aggregate approximately $400,000 over the next few years.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended April 30, 2007, we issued as compensation 33,333 shares of Common Stock pursuant to an agreement with our Investor Relations service provider (IRG) and (ii) an aggregate 258,014 shares earned in calendar year 2006 to a Director and employees. Each recipient agreed that no transfer of the shares may be affected unless the shares are registered under the Securities Act of 1933, as amended (the “Act”) or exempt from registration.

The above sales were exempt from registration under the Act by virtue of the provisions of Section 4(2) thereof.

Table of Contents

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

No Reports on Form 8-K were filed during the three months ended January 31, 2007.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ADVAXIS, INC. Registrant

Date: June 14, 2007	By:	/s/ Thomas Moore
Thomas Moore
Chief Executive Officer and Chairman of the Board

By:	/s/ Fredrick Cobb
Fredrick Cobb
Vice President Finance, Principal Financial Officer