Form 10QSB
period 2007-07-31
Advaxis, Inc.
filed 2007-09-14
CIK 1100397

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated Average burden Hours per response 136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to ________________

Commission file number  000 28489
Advaxis, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	02-0563870
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

The Technology Center of New Jersey, 675 Route 1, Suite B113, North Brunswick, NJ 08902
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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 31, 2007:

46,059,830 shares outstanding of the Company’s Common Stock, par value $.001 per share

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

ADVAXIS, INC.
(A Development Stage Company)
July 31, 2007

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Balance Sheet at July 31, 2007 (unaudited)	3

Statements of Operations for the three and nine month periods ended July 31, 2007 and 2006 (unaudited), and the period March 1, 2002 (inception) to July 31, 2007 (unaudited)	4

Statement of Cash Flows Statements for the nine month periods ended July 31, 2007 and 2006 and the period March 1, 2002 (inception) to July 31, 2007 (unaudited)	5

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis	12

Item 3. Controls and Procedures	16

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 6. Exhibits and Reports on Form 8-K	17

SIGNATURES	18

CERTIFICATIONS

PART I

Item 1. Financial Statements

ADVAXIS, INC.
(A Development Stage Company)
Balance Sheet
(Unaudited)

July 31, 2007
ASSETS
Current Assets:
Cash	$115,361
Prepaid expenses	43,915
Total Current Assets	159,276

Property and Equipment (net of accumulated depreciation of $47,452)	120,184
Intangible Assets (net of accumulated amortization of $134,632)	938,080
Deferred Financing Costs (net of accumulated amortization of $179,435)	80,565
Other Assets	3,875

Total Assets	1,301,980
LIABILITIES & SHAREHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	1,117,122
Accrued expenses	309,345
Notes payable - current portion	70,367
Total Current Liabilities	1,496,834

Interest payable	225,819
Notes payable - net of current portion	115,125
Convertible Secured Debentures and fair value of embedded derivative	2,878,023
Common Stock Warrants	821,010
Total Liabilities	5,536,811

Shareholders’ Deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-
Common Stock - $0.001 par value; authorized 500,000,000 shares, issued and outstanding 46,059,830 shares	46,060
Additional Paid-In Capital	7,435,742
Deficit accumulated during the development stage	(11,716,633)
Total Shareholders' Deficiency	(4,234,831)
Total Liabilities and Shareholders’ Deficiency	$1,301,980

  The accompanying footnotes are an integral part of these financial statements.

ADVAXIS, INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

	3 Months Ended July 31, 2007	3 Months Ended July 31, 2006	9 Months Ended July 31, 2007	9 Months Ended July 31, 2006	Period from March 1, 2002 (Inception) to July 31, 2007
Revenue	$-	$-	$154,201	$397,312	$1,259,436

Research & Development Expenses	372,434	262,257	1,397,033	1,098,190	4,645,081
General & Administrative Expenses	448,492	426,497	2,296,393	1,444,068	6,640,186
Total Operating expenses	820,926	688,754	3,693,426	2,542,258	11,285,267

Loss from Operations	(820,926)	(688,754)	(3,539,225)	(2,144,946)	(10,025,831)

Other Income (expense):
Interest expense	(108,952)	(151,100)	(474,488)	(265,109)	(940,516)
Other Income	3,168	27,928	41,140	63,290	177,562
Gain on note retirement	-	-	319,967	-	319,967
Net changes in fair value of common stock warrant liability and embedded derivative liability	2,044,825	128,652	1,598,147	(101,272)	(1,203,931)
Net income (loss)	1,118,115	(683,274)	(2,054,459)	(2,448,036)	(11,672,748)

Dividends attributable to preferred shares	-	-	-	-	43,884

Net income (loss) applicable to Common Stock	$1,118,115	$(683,274)	$(2,054,459)	$(2,448,036)	$(11,716,633)

Net income (loss) per share, basic	$0.02	$(0.02)	$(0.05)	$(0.06)

Net income (loss) per share, diluted	$0.02	$(0.02)	$(0.05)	$(0.06)

Weighted average number of shares outstanding, basic	45,825,888	38,880,998	43,568,150	38,294,316

Weighted average number of shares outstanding, diluted	54,773,193	38,880,998	43,568,150	38,294,316

The accompanying footnotes are in integral part of these financial statements.

ADVAXIS, INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	9 Months ended July 31,	9 Months ended July 31,	Period from March 1, 2002 (Inception) to July 31,
	2007	2006	2007
OPERATING ACTIVITIES
Net loss	$(2,054,459)	$(2,448,036)	$(11,672,748)
Adjustments to reconcile net loss
to net cash used in operating activities:
Non-cash charges to consultants and employees for options and stock	826,769	326,108	1,537,979
Amortization of deferred financing costs	97,122	39,019	179,435
Non-cash interest expense	264,886	144,614	495,102
Accrued interest on notes payable	107,868	81,028	244,110
Loss on change in value of warrants and embedded derivative	(1,598,147)	101,271	1,203,931
Value of penalty shares issued	-	-	117,498
Depreciation expense	23,011	12,605	47,452
Amortization expense of intangibles	40,077	32,311	137,803
Gain on note retirement	(319,967)	-	(319,967)
(Increase) in prepaid expenses	(5,815)	(34,973)	(43,915)
Decrease (increase) in other assets	725	(14,616)	(3,875)
Increase (decrease) in accounts payable	428,901	148,654	1,554,328
(Decrease)increase in accrued expenses	(213,122)	339,981	293,156
(Decrease) in deferred revenue	(20,350)	-	-
Net cash used in operating activities	(2,422,503)	(1,272,034)	(6,229,711)
INVESTING ACTIVITIES
Cash paid on acquisition of Great Expectations	-	-	(44,940)
Purchase of property and equipment	(32,873)	(6,404)	(122,056)
Cost of intangible assets	(183,781)	(189,546)	(1,150,835)
Net cash used in investing Activities	(216,654)	(195,950)	(1,317,831)
FINANCING ACTIVITIES
Proceeds from convertible secured debenture	-	3,000,000	3,000,000
Cash paid for deferred financing costs	-	(260,000)	(260,000)
Proceeds from notes payable	-	-	671,224
Payment on notes payable	(6,648)	-	(6,648)
Net proceeds of issuance of Preferred Stock	-	-	235,000
Net proceeds of issuance of Common Stock	-	-	4,023,327
Net cash provided by (used in) financing Activities	(6,648)	2,740,000	7,662,903
Net (Decrease) increase in cash	(2,645,805)	1,272,016	115,361
Cash at beginning of period	2,761,166	2,075,206
Cash at end of period	$115,361	$3,347,222	$115,361

The accompanying footnotes are an integral part of these financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities

	9 Months ended July 31,	9 Months ended July 31,	Period from March 1, 2002 (Inception) to
	2007	2006	July 31, 2007

Equipment acquired under capital lease	$45,580	-	$45,580
Common Stock issued to Founders	-	-	$40
Notes payable and accrued interest
converted to Preferred Stock	-	-	$15,969
Stock dividend on Preferred Stock	-	-	$43,884
Notes payable and accrued interest
converted to Common Stock	$700,000	$150,000	$1,613,158
Debt discount in connection with recording the original value of the embedded derivative liability	-	$512,865	$512,865
Allocation of the original secured convertible debentures to warrants	-	$214,950	$214,950

The accompanying footnotes are an integral part of these financial statements.

ADVAXIS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Business description

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

We are in the development stage and have focused our initial development efforts on five lead compounds. In February 2006 we received governmental approvals in Mexico, Israel and Serbia to commence in those countries a Phase I/II clinical study of Lovaxin C, a vaccine with a potential for treatment of cervical, and head and neck cancer. We plan to complete this clinical study in the fourth fiscal quarter 2007. We completed patient recruitment for the Phase I/II trial of Lovaxin C, a Listeria-based immunotherapy for cervical cancer, after dosing 15 patients in an escalating dose clinical trial that was conducted in Mexico, Serbia and Israel. The objective of this trial was to establish a range of safe doses up to a maximally tolerated dose, which has been achieved.

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

Since our inception until July 31, 2007, the Company has reported accumulated net losses of  $11,716,633 and recurring negative cash flows from operations. In order to maintain sufficient cash and investments to fund future operations, we are seeking to raise additional capital in fiscal year 2007 through various financing alternatives. If additional capital were raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. We believe that the 12% Convertible Promissory Note of $600,000 closed in August 2007 and additional anticipated offering proceeds currently being planned, plus our cash of $115,361 as of July 31, 2007 will be sufficient to sustain our plan of operations for the next twelve months. However, the company cannot provide assurances that our plans will not change, or that changed circumstances will not result in the depletion of capital resources more rapidly than anticipated. If we are unable to obtain additional sources of financing or generate sufficient cash flows from sufficient capital, it could create a material adverse effect on future operating prospects of the Company.

Since inception through July 31, 2007, all of the Company’s revenue has been from grants. For the three and nine month periods ended July 31, 2007, all of the revenue was received from three National Institute of Health (“NIH”) grants and a grant from the New Jersey Commission on Science and Technology.

Intangible assets primarily consist of legal and filing costs associated with obtaining trademarks, patents and licenses. The license and patent costs capitalized primarily represent the value assigned to the Company’s 20-year exclusive worldwide license agreement with Penn which are amortized on a straight-line basis over their remaining useful lives which are estimated to be twenty years from the effective date of Penn Agreement dated July 1, 2002. The value of the license and patents are based on management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future uses. This license includes the exclusive right to exploit 11 issued and 15 pending patents. As of July 31, 2007, all gross capitalized costs associated with the license and patents filed and granted as well as and costs associated with patents pending are $986,298 as shown under license and patents on the table below. Out of the $986,298 capitalized cost the cost of the patents issued is estimated to be $473,212 and cost of the patents pending or in process of filing is estimated to be $513,086. The expirations of the existing patents range from 2014 to 2020. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. No patent applications without value were abandoned and charged to expense in the current or prior year. Amortization expense for licensed technology and capitalized patent cost is included in general and administrative expense.

Penn and the Company entered into the amended and restated license agreement on February 13, 2007 that eliminated the $482,000 obligation under the prior agreement. This obligation was recorded in fiscal year 2005 as an intangible asset and as of January 31, 2007 it remained as an intangible asset with the liabilities recorded as: a notes payable- current portion $130,000, notes payable-net of current portion $230,000 and the balance as accounts payable. Out of the $482,000 note payable $162,035 was recorded and the balance of $319,967 was recorded as a gain on note retirement recorded in other income for the April 30, 2007 fiscal period as a result of the amended and restated license agreement with Penn. Under the amended and restated agreement we are billed actual patent expenses as they are passed through from Penn. The following is a summary of the intangibles assets as of the following fiscal periods:

	October 31, 2006	July 31, 2007	Increase/Decrease
Trademark	$74,948	$86,414	$11,466
License	485,123	496,127	11,004
Patents	490,893	490,171	(722)
Total intangibles	1,050,964	1,072,712	21,748
Accumulated Amortization	(94,555)	(134,632)	(40,077)
Intangible Assets	$956,409	$938,080	$(18,329)

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

	For the three months ended	For the nine months ended
	July 31, 2007	July 31, 2007
Warrants	24,514,999	25,009,220
Stock Options	8,512,841	8,512,841
Convertible Debt (1)	-	8,000,000
Total All	33,027,840	41,522,061

(1.) Conversion of the outstanding principal of $2,000,000 assumed to be converted at the closing market price on July 31, 2007 at $0.25 per share.

2.	Secured Convertible Debenture:

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

The Company paid Yorkville Advisor, LLC a fee of 8% of the principal amount of the Debentures sold or $240,000, and structuring and due diligence fees of $15,000 and $5,000, respectively. The amount paid to Yorkville Advisor, LLC in connection with the Debentures was capitalized and charged to interest expense over the three-year term of the Debentures since Yorkville is related to the holders of the Debentures by virtue of common ownership. The amount charged as interest for the three months and nine months ended July 31, 2007 was $17,151 and $97,123, respectively and since inception was $179,435. The net proceeds after deducting legal and accounting fees and other expenses, has been or will be used for working capital including Phase I and initiation of Phase II testing of its Lovaxin C, its first Listeria cancer immunotherapy in cervical cancer patients, and acceleration of preclinical testing for several pipeline vaccines including Lovaxin B and Lovaxin P for breast and prostate cancer, respectively.

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

Convertible Secured Debentures due February 1, 2009: 6% per annum	$3,000,000
Common Stock Warrant liability	$(214,950)
Embedded derivative liability	$(512,865)
Convertible Debenture as the date of sale	$2,272,185
Amortization of discount on warrants & embedded feature as of July 31, 2007	$495,103
Conversion of Debenture	$(1,000,000)
Convertible Secured Debenture Liability as of July 31, 2007	$1,767,288
Embedded Derivative Liability	1,110,735
Convertible Secured Debentures and Fair Value of Embedded Derivative Liability as of July 31, 2007	$2,878,023

  On the following dates Cornell Capital Partners LP converted since April 30, 2007 the following dollars of convertible notes into shares of the Company’s common stock.

Date of Conversion	Amount of Conversion	Number of Shares	Conversion Share Price

June 26, 2007	$89,164	333,448	$.2674
Total	$89,164	333,448

Inception to date	$1,000,000	6,213,725

Since June 26, 2007 Cornell hasn’t converted any convertible notes into shares of the Company’s common stock.

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

The Company is required to measure the fair value of the warrants calculated using the Black-Scholes-Merton valuation model on the date of each reporting period until the debt is extinguished. On July 31, 2007 the fair value of the warrants was calculated by using the Black-Scholes-Merton valuation model with the following assumptions: (i) 4,200,000 warrants at market price of common stock on the date of sale of $0.25 per share, exercise price of $0.287 and (ii) 300,000 warrants at the market price of common stock of $0.25 per share, exercise price of $0.3444 both at risk-free interest rate of 4.6%, expected volatility of 117.26% and expected life of 3.5 years. The fair value of the warrants as of July 31, 2007 was $821,010, or a decrease of $394,140 over the $1,215,150 recorded on April 30, 2007. This decrease in the fair value of the warrants was charged to the Statement of Operations as income to Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and debited to the Balance Sheet: Common Stock Warrants Liabilities.

Similarly the Company is also required to measure the fair value of the embedded conversion feature allocated to the Debentures liability was based on the Black-Scholes-Merton valuation model on the date of each reporting period. On July 31, 2007, the fair value of this feature was based on the following assumptions: (i) the Market Conversion Price equal to 95% of the lowest volume weighted average price of the Common Stock on the market on which the shares are listed or traded during the 30 trading days immediately preceding the date of conversion or $0.2366 on July 31, 2007, (ii) the July 31, 2007 market price of $0.25, (iii) the risk free interest rate of 4.735%, (iv) expected volatility of 108.28% and (v) expected life of 1.5 years. The fair value of the embedded conversion feature on July 31, 2007 was $1,110,735, or a decrease of $1,650,685 from the $2,761,421 recorded on April 30, 2007. This decrease in the fair value of the embedded conversion feature was charged to the Statements of Operations as income to the Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and recorded in the Balance Sheet as a debit to the Embedded Derivative Liability.

Upon full payment of the Debentures (through repayment or conversion to equity) the fair value of the warrants on that date will be reclassified to equity.

3.	SUBSEQUENT EVENT

On August 23, 2007 an agreement was made by and between the Company and Cornell for the Company to acquire from Cornell all of the outstanding Debentures and warrants. The Company is party to the Debentures in the original principal amount of $3,000,000 which are convertible into shares of common stock. As of August 14, 2007, Cornell has converted $1,000,000 in principal amount of the Debentures the remaining principal amount of the $2,000,000, the accrued, unpaid interest is $233,386 and the premium upon redemption is $400,000; an aggregate of 4,500,000 warrants for purchase of Common Stock. The Company intends to acquire from Cornell the Debentures and 4,500,000 of the Warrants on the terms set forth below not later than October 31, 2007.

The agreements of the parties. The Company shall have the right anytime on or before October 31, 2007 (the “Redemption Deadline”) to acquire from Cornell (i) all of the Debentures (but no less than all of the Debentures) by paying Cornell funds for all of the then outstanding principal, accrued and unpaid interest, applicable redemption premium provided in the Debenture Documents. And (ii) all of the 4,500,000 of the Warrants by paying to Cornell funds in the aggregate of $600,000 for the acquired Warrants. Nothing herein shall limit Cornell’s ability to exercise its conversion rights under the Debenture or its exercise rights under the Warrants in accordance with the Debenture Documents. Cornell hereby waives the $500,000 limit set forth in each convertible Debenture included in the Debenture Documents solely with respect to the redemption contemplated herein. Upon the acquisition of the Debentures and payment in full of all amounts owed under the Debenture Documents, Cornell shall be deemed to have waived any and all defaults by the Company which may exist under the Debenture Documents. This agreement shall automatically terminate in the event that the acquisition has not occurred by the Redemption Deadline unless extended in writing by the parties hereto.

On August 24, 2007, we issued and sold an aggregate of $600,000 principal amount promissory notes bearing interest at a rate of 12% per annum and warrants to purchase and an aggregate of 150,000 shares of our common stock to three investors including Thomas Moore, our Chief Executive Officer. Mr. Moore invested $400,000 and received warrants for the purchase of 100,000 shares of Common Stock.

The promissory note and accrued but unpaid interest thereon are convertible at the option of the holder into shares of our common stock upon the closing by the Company of a sale of its equity securities aggregating $3,000,000 or more in gross proceeds to the Company at a conversion rate which shall be the greater of a price at which such equity securities we sold or the price per share of the last reported trade of our Common Stock on the market on which the Common Stock is then listed, as quoted by Bloomberg LP. At any time prior to conversion, we have the right to prepay the promissory notes and accrued but unpaid interest thereon.

The warrant is exercisable for a five-year period commencing on issuance and expiring on August 31, 2012, at a price of $0.287 per share. Provided, however, that if (i) the average of the closing prices for any consecutive 30 Trading Days period is at least $1.00, (ii) the average daily trading volume of the Common Stock during such 30-Trading Day period is at least 100,000 shares, and (iii) a registration statement covering the resale of the shares underlying the warrant is at such time effective (the first date upon which the conditions set forth in (i), (ii) and (iii) are satisfied, being referred to as the “Early Expiration Triggering Event”), then the warrant shall be canceled and shall be of no further force and effect (to the extent not previously exercised) as of the 45th day following the Early Expiration Triggering Event.

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

We have no customers. We are in the development stage and have focused our initial development efforts on five lead compounds. In February 2006 we received governmental approvals in Mexico, Israel and Serbia to commence in those countries a Phase I/II clinical study of Lovaxin C, a vaccine with a potential for treatment of cervical, and head and neck cancer. We plan to complete this clinical study in the fourth fiscal quarter 2007. We completed patient recruitment for the Phase I/II trial of Lovaxin C, a Listeria-based immunotherapy for cervical cancer, after dosing 15 patients in an escalating dose clinical trial that was conducted in Mexico, Serbia and Israel. The objective of this trial was to establish a range of safe doses up to a maximally tolerated dose, which has been achieved.

The Company plans to complete patient reporting in July, report the results over the following two months, and submit an IND for Lovaxin C to the FDA on or about October, 2007. If the IND is approved, it would be followed by additional Phase II clinical trials in the U.S. and internationally.

Three months ended July 31, 2007 Compared to the three months ended July 31, 2006

Revenue. There was no revenue in the three months ended July 31, 2007 periods (“Fiscal 2007 Quarter”) and 2006 (“Fiscal 2006 Quarter”).

Research and Development Expenses. Research and development expenses increased by $110,177, or 42%, to $372,434 for the Fiscal 2007 Quarter as compared with $262,257 for the Fiscal 2006 Quarter, principally attributable to the following:

•
Clinical trial expenses decreased $39,422, or 49%, to $41,567 from $80,989 due to the higher start-up expenses of our clinical trial in the third quarter of Fiscal 2006 compared with lower post recruitment cost in Fiscal 2007.

•	Manufacturing expense increased by $75,684 to $77,147 in the Fiscal 2007 Quarter as compared with $1,463 incurred in the Fiscal 2006 Quarter due to testing of new formulations.

•	Wages, salaries and related costs increased $35,811, or 29%, to $160,430 from $124,619 principally due to expanded research and development staffing.

•	Subcontracting, lab supplies and consulting expenses increased by $11,244, or 20%, to $66,428 from $55,184, primarily due to:

• $49,120 decreased stock option expenses due to the revaluation required under the FASB 123R due to decreases in the fair market value and lower consulting expenses.

• $14,735 increased outside research cost

• $36,484 increased IND consulting expense for a planned FDA submission.

• $9,145 increased lab support and supplies

•	Toxicology study expenses increased $26,640 in the Fiscal 2007 Quarter as a result of the initiation of toxicology studies to support our IND in 2007; none were incurred in the Fiscal 2006 Quarter.

We anticipate R&D expenses to increase as a result of expanded development and commercialization efforts related to toxicology studies, clinical trials, and product development, and expenses to be incurred in the development of strategic and other relationships required ultimately if the licensing, manufacture and distribution of our product candidates is undertaken.

General and Administrative Expenses. General and administrative expenses increased by $21,995, or 5%, to $448,492 for Fiscal 2007 Quarter as compared with $426,497 for the Fiscal 2006 Quarter, primarily attributable to the following:

•	Wages, option and benefit expenses increased by $118,002, or 168% to $216,025 from $98,023 primarily due to hiring the Chief Executive Officer in December 2006.

•	Consulting fees and expenses decreased by $293,354 to ($137,284) from $156,070.

• $242,825 decreased stock option expenses due primarily to the revaluation required under FASB 123B due to a decrease in the fair market value and fewer options expense in Fiscal Quarter 2007.

• $50,529 decreased overall consulting expenses due to fewer consultants in Fiscal Quarter 2007.

•	An increase primarily from conference and public relations cost of $138,471, or 374% to $175,471 from $37,000

•	An increase in legal fees of $49,151, or 98%, to $96,677 from $47,526 primarily resulted from task assigned to outside counsel of tasks related to SEC filings and fund raising documents.

Other Income (expense). Other Income (expense) for the Fiscal 2007 Quarter increased by $1,933,561 to $1,939,041 from $5,480 for the Fiscal Quarter 2006 as a result of a decrease of ($42,147) in interest expense primarily related to our outstanding secured convertible debenture issued on February 2 and March 8, 2006, (ii) partially offset by a decrease of  $24,760 interest earned on investment, and (iii) an increase of income resulting from a decrease of 1,916,173 in the net changes in the fair value of common stock warrants and embedded derivative liabilities recorded as income.

Nine months ended July 31, 2007 compared to the nine months ended July 31, 2006

Revenue. Our revenue decreased by $243,111, or 61%, to $154,201 for the nine months ended July 31, 2007 (“Fiscal 2007”) as compared with $397,312 for the same period last year (“Fiscal 2006”) primarily due to the greater amount of the her-2 SBIR, fusion and the FLAIR grant money received by the Company in Fiscal 2006 compared to new grant money from the National Cancer Institute and State of New Jersey in Fiscal 2007.

Research and Development Expenses. Research and development expenses increased by $298,843, or 27%, to $1,397,033 for Fiscal 2007 as compared with $1,098,190 for Fiscal 2006, principally attributable to the following:

•
Clinical trial expenses decreased $35,950, or 10%, to $326,525 in Fiscal 2007 from $362,475 due to higher start-up expenses of our clinical trial which commenced in the second quarter of Fiscal 2006 compared with lower post recruitment expenses in Fiscal 2007.

•	Wages, salaries and related costs increased $154,914, or 41%, to $532,189 in Fiscal 2007 from $377,275 principally due to our expanded research and development staff and bonus accrual.

•	Subcontracting, lab supplies and consulting expenses increased by $85,561, or 28%, to $395,306 in Fiscal 2007 from $309,745 primarily due to:

• $77,486 increased consulting expenses.

• $79,396 decreased outside research costs related to supporting grants.

• $57,495 increased IND consulting expenses in support of a planned FDA filing.

• $29,976 increased lab support and supplies.

•	Toxicology study expenses increased by $30,722 in Fiscal 2007 period as a result of a study to support our IND in 2007.

•	Manufacturing expense increased by $63,595 in Fiscal 2007 period due to a study of a new formulation in 2007.

We anticipate a continued increase in R&D expenses as a result of expanded development and commercialization efforts related to toxicology studies, clinical trials, and product development, and expenses to be incurred in the development of strategic and other relationships required ultimately if the licensing, manufacture and distribution of our product candidates is undertaken.

General and Administrative Expenses. General and administrative expenses increased by $852,325, or 59%, to $2,296,393 for Fiscal 2007 compared with $1,444,068 for Fiscal 2006, period, primarily attributable to the following:

•
Wages, options and benefit expenses increased by $382,126, or $154% to $629,717 in Fiscal 2007 from $247,591 due to additions to administrative staff in the second quarter Fiscal 2006 and hiring the employment of a Chief Executive Officer in December 2006.

•
Consulting fees and expenses increased by $239,705, or 40%, to $837,882 in Fiscal 2007 from $598,177. Such increase was primarily attributed to an amendment of the consulting agreement with LVEP, an affiliate of Mr. Appel, A Director, resulting in: (i) an increase of $295,320 of option expense (ii) decrease of his bonus by $4,615; partially offset by a reduction of $51,000 in other consulting expenses.

•	An increase in overall expenses of $89,301 for insurance costs of $15,892, taxes $10,953, depreciation and amortization expenses of $18,172 and overall operating expenses of $44,284.

•	An increase in legal expenses of $9,159, or 4%, to $247,690 from $238,531, primarily the result of increased task assigned to outside counsel related to SEC filings and fund raising documents.

•	An increase in conference and public relations costs of $132,034 or 118% to $243,846 from $111,812 due to market studies and conference attendance.

Other Income (expense). Other Income (expense) for the Fiscal 2007 increased by $1,787,856 to income of $1,484,766 compared to expense of ($303,089) due to (i) for Fiscal 2007, an increase of interest expense of $209,379 or 79%,from $265,109 to $474,488 primarily related to our outstanding secured convertible debenture issued on February 2 and March 8, 2006, (ii) a decrease of $22,150 of interest earned on investments (iii) a net change of $1,699,418 in the fair value of common stock warrants and embedded derivative liabilities recorded as income (non-cash item) compared to the fair values for the same period of the prior year for the secured convertible debenture and (iv) a $319,967 gain in retirement of the Penn note.

No provision for income taxes was made for either Fiscal period due to significant tax losses during and prior to such periods primarily due to the higher overall cost of development and operating as a public company.

On July 31, 2007, our cash balance was $115,361, and primarily due to the greater overall deficit, which resulted in a working capital deficiency of ($1,337,558) at July 31, 2007 as compared to working capital of $1,254,651 as of October 31, 2006 which benefited from net proceeds of approximately $2,740,000 from the sale to an investor of our 6% Secured Convertible Debentures in the principal amount of $3,000,000 in February and March 2006.

We intend to use our available cash, additional financing, and resources during the next 12 months following July 31, 2007 to conduct our Phase I/II clinical trial in cervical cancer using Lovaxin C, one of our lead product candidates in development using our Listeria System, maintain our research and development team to assist in the further development of Lovaxin P (our Listeria vaccine directed toward treatment of prostate cancer) and Lovaxin B (our Listeria vaccine directed toward treatment of breast cancer), as well as in the development of several additional Listeria based vaccines for the treatment of cancer, and to enhance our manufacturing capabilities and strategic activities.

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

The license, unless sooner terminated in accordance with its terms, terminates upon the later of: (a) expiration of the last to expire Penn patent rights; or (b) twenty years after the effective date. The license provides us with the exclusive commercial rights to the patent portfolio developed at Penn as of the effective date, in connection with Dr. Paterson and requires us to raise capital, pay various milestone, legal, filing and licensing payments to commercialize the technology. In exchange for the license, Penn received shares of our common stock which currently represents approximately 14% of our common stock outstanding on a fully-diluted basis. In addition, Penn is entitled to receive a non-refundable initial license fee, license fees, royalty payments and milestone payments based on net sales and percentages of sublicense fees and certain commercial milestones, as follows: 1.5% royalties on net sales in all countries; notwithstanding this royalty rate, we have agreed to pay Penn a total of $525,000 over a three-year period as an advance minimum royalty after the first commercial sale of a product under each license (which payments we do not expect to begin within the next five years); an annual maintenance fee starting on December 31, 2008, until the first commercial sale of a Penn licensed product. Based on the agreement we made a $162,034 License payment from the original $482,000.

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

The license also grants us exclusive negotiation and exclusive options until June 17, 2009 to obtain exclusive licenses to new inventions on therapeutic vaccines developed by Drs.’ Paterson and Fred Frankel and their laboratory. Each option is granted us at no additional cost and provides a six-month exercise period from the date of disclosure. On February 13, 2007 we exercised an option and have a 90 day period to negotiate in good faith a comprehensive license agreement at licensing fees up to $10,000. An amendment dated March 26, 2007, to the amended and restated patent license agreement the Company was granted an option to license docket R3702 at a $10,000 docket cost of (R3702 including 6 possible patents) plus $33,788 in patent legal and filing costs that were capitalized in the second fiscal 2007 quarter period. The option allows us to negotiate licenses for approximately 13 additional dockets eac h containing numerous inventions. We estimate, if fully exercised, license fees, legal expense, and other filing expenses for the 13 dockets will aggregate approximately $400,000 over the next few years.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended and nine months ended July 31, 2007, we issued as compensation 33,335 and 100,001shares respectively, of Common Stock pursuant to an agreement with our Investor Relations service provider (IRG) and (ii) an aggregate 274,014 shares earned through nine months ended July 31, 2007 and 2007, to a Director and employees. Each recipient agreed that no transfer of the shares may be affected unless the shares are registered under the Securities Act of 1933, as amended (the “Act”) or exempt from registration.

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

No Reports on Form 8-K were filed during the three months ended July 31, 2007.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ADVAXIS, INC. Registrant

Date: September 14, 2007	By:	/s/ Thomas Moore Thomas Moore
Chief Executive Officer and Chairman of the Board

By:	/s/ Fredrick Cobb Fredrick Cobb
Vice President Finance, Principal Financial Officer