Form 10KSB
period 2007-10-31
Advaxis, Inc.
filed 2008-01-16
CIK 1100397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(MARK ONE)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED - OCTOBER 31, 2007

OR

☐ TRANSITION REPORT Under SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 000-28489

ADVAXIS, INC.
(Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	02-0563870 (I.R.S. Employer Identification No.)

Technology Centre of New Jersey 675 US Highway One, Suite B113 North Brunswick, New Jersey (Address of Principal Executive Offices)	08902 (Zip Code)

(732) 545-1590 (Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:	Common Stock - $.001 par value The Common Stock is listed on the Over-The-Counter Bulletin Board (OTC:BB)

Securities registered under Section 12(g) of the Exchange Act:	[None]

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $154,201

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of December 31, 2007 was approximately $16,635,698 based upon the closing bid price of the registrant’s Common Stock on the Over the Counter Bulletin Board, at December 31, 2007. (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders and their respective affiliates have been deemed affiliates).

Registrant 107,957,977 shares of Common Stock, par value $0.001 per share, issued and outstanding as of 12/31/07.

DOCUMENTS INCORPORATED BY REFERENCE

The Exhibits to this Annual Report have been incorporated by reference from other filings by the Company with the Securities and Exchange Commission.

Table of Contents
Form 10-KSB Index

ii

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

Item 1: Description of Business

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

Recent Developments

On October 17, 2007, pursuant to a Securities Purchase Agreement, we completed a private placement resulting in $7,384,235 in gross proceeds, pursuant to which we sold 49,228,334 shares of common stock at a purchase price of $0.15 per share solely to institutional and accredited investors. Each investor received a five-year warrant to purchase an amount of shares of common stock that equals 75% of the number of shares of common stock purchased by such investor in the offering at a price of $0.20 (the “$0.20 Warrants”).

Concurrent with the closing of the private placement, the Companysold for $1,996,666 to CAMOFI Master LDC and CAMHZN Master LDC, affiliates of its financial advisor, Centrecourt Asset Management (“Centrecourt”), an aggregate of (i) 10,000,000 shares of Common Stock, (ii) 10,000,000 $0.20 Warrants, and (iii) 5-year warrants to purchase an additional 3,333,333 shares of Common Stock at a purchase price of $0.001 per share (the “$0.001 Warrants”). The Company and the two purchasers agreed that the purchasers would be bound by and entitled to the benefits of the Securities Purchase Agreement as if they had been signatories thereto. The $0.20 Warrants and $0.001 Warrants contain the same terms, except for the exercise price. Both warrants provide that they may not be exercised if, following the exercise, the holder will be deemed to be the beneficial owner of more than 9.99% of the Company’s outstanding shares of Common Stock. Pursuant to a consulting agreement dated August 1, 2007 with Centrecourt with respect to the anticipated financing, in which Centrecourt was engaged to act as Registrant’s financial advisor, Registrant paid Centrecourt $328,000 in cash and issued 2,483,333 $0.20 Warrants to Centrecourt, which Centrecourt assigned to the two affiliates.

All of the $0.20 Warrants and $0.001 Warrants provide for adjustment of their exercise prices upon the occurrence of certain events, such as payment of a stock dividend, a stock split, a reverse split, a reclassification of shares, or any subsequent equity sale, rights offering, pro rata distribution, or any fundamental transaction such as a merger, sale of all of its assets, tender offer or exchange offer, or reclassification of its common stock. If at any time after October 17, 2008 there is no effective registration statement registering, or no current prospectus available for, the resale of the shares underlying the warrants by the holder of such warrants, then the warrants may also be exercised at such time by means of a “cashless exercise.”

In connection with the private placement, we entered into a registration rights agreement with the purchasers of the securities pursuant to which we agreed to file a registration statement with the Securities and Exchange Commission with an effectiveness date within 90 days after the final closing of the offering. The resale of 49,228,334 shares of common stock and 36,921,250 shares underlying the warrants is being registered in the prospectus. The registration statement is anticipated to be declared effective on January 16, 2008. See “Private Placements.”

At the closing of this private placement, we exercised our right under an agreement dated August 23, 2007 with YA Global Investments, L.P. f/k/a Cornell Capital Partners, L.P. (“Yorkville”), to redeem the outstanding $1,700,000 principal amount of our Secured Convertible Debentures due February 1, 2009 owned by Yorkville, and to acquire from Yorkville warrants expiring February 1, 2011 to purchase an aggregate of 4,500,000 shares of our common stock. We paid an aggregate of (i) $2,289,999.01 to redeem the debentures at the principal amount plus a 20% premium and accrued and unpaid interest, and (ii) $600,000 to repurchase the warrants.

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

We have focused our initial development efforts upon cancer vaccines targeting cervical, breast, prostate, ovarian, lung and other cancers. Our lead products in development are as follows:

Product	Indication	Stage

Lovaxin C	Cervical intraepithelial neoplasia (CIN), cervical cancer, head and neck cancer.
Phase I/II completed in the fiscal fourth quarter 2007. Phase II study in CIN anticipated to commence in 3rd quarter fiscal 2008. The Gynecologic Oncology Group (GOG) of the National Cancer Institute has agreed to conduct a cervical cancer study timing to be determined.

Lovaxin P	Prostate cancer	Preclinical; Phase I study anticipated to commence 2nd quarter fiscal 2009
Lovaxin B	Breast cancer	Preclinical; Phase I study anticipated to commence in mid fiscal 2009

See “Item 1. Description of Business - Research and Development Programs”.

Since our formation, we have had a history of losses that as of October 31, 2007 have aggregated $12,072,742, and because of the long development period for new drugs, we expect to continue to incur losses for an extended period of time. Our business plan to date has been realized by substantial outsourcing of virtually all major functions of drug development including scaling up for manufacturing, research and development, grant applications, clinical studies and others. The expenses of these outsourced services account for most of our accumulated loss. We cannot predict when, if ever, any of our product candidates will become commercially viable or FDA-approved. Even if one or more of our products receives United States Food and Drug Administration, or FDA, approval or becomes commercially viable we are not certain that we will ever become a profitable business.

Strategy

During the next 12 to 24 months our strategic focus will be to achieve several objectives. The foremost of these objectives are as follows:

•	Present our completed Phase I/II clinical study of Lovaxin C which document the practicability of using this agent safely in the therapeutic treatment of cervical cancer;

•	Initiate our Investigational New Drug Application (IND) with the FDA for our Phase II clinical study of Lovaxin C in the therapeutic treatment of CIN;

•	Initiate our Phase II clinical study of Lovaxin C in the therapeutic treatment of CIN;

•	Continue the preclinical development work necessary to bring Lovaxin P into clinical trials, and initiate that trail;

•	Continue the preclinical development work necessary to bring Lovaxin B into clinical trials, and initiate that trial;

•	Continue the pre-clinical development of our product candidates, as well as continue research to expand and enhance our technology platform; and

•	Initiate strategic and development collaborations with biotechnology and pharmaceutical companies.

Complete the Ongoing Phase I/II Clinical Study of Lovaxin C. This trial was conducted in Israel, Serbia and Mexico, and a total of 15 women with end-stage cervical cancer were treated. Three different dose levels were tested at 5 patients per dose, by administering the same dose twice to patients as an IV infusion at a 3 week interval. The study demonstrated Lovaxin C can be used safely in end-stage metastatic cervical cancer. In the two lower dose groups (a total of 10 patients) drug related side effects consisted of fever, chills, nausea and vomiting, comprising a flu like syndrome that is frequently associated with immunotherapies and is believed to result from the release of immune cytokines as part of an innate immune response. In the lower two dose levels symptoms were controlled with non-prescription analgesics and antihistamines. In the highest dose level (5 patients) tested symptoms were more severe and dose limiting. Thus, safe doses were established as well as a dosage ceiling, which is an objective of early stage human trials. In this trial of terminal cancer patients who had previously failed chemotherapy, radiotherapy, and surgery, 13 of 15 patients were evaluable for efficacy. Of these, 5 patients progressed, 7 patients were stable, and 1 patient had an objective Partial Response (PR) using commonly accepted RECIST criterion of response. 4 patients benefitted from Lovaxin C therapy. In the stable group, 3 patients experienced a reduction of their tumor burden by approximately 20%. The PR patient, who was diagnosed in 2004 and who had failed two courses of chemotherapy and a course of radiotherapy in 2004, upon demonstrating a response to Lovaxin C was given additional chemotherapy and surgery, and is currently tumor free, with an unimpaired performance status (ECOG=0, Karnofsky =100), and all laboratory values within normal limits.

Based upon the safety demonstrated in our phase I/II trial in advanced cervical cancer, we will be undertaking a phase II trial in stage 2/3 Cervical Intraepithelial Neoplasia (CIN). Stage 3 CIN is carcinoma in situ, and is a non-invasive form of cervical cancer. Stages 1 and 2 CIN are commonly called cervical dysplasia. Thus CIN is the name of the disease that can increase in severity to become invasive cervical cancer. While CIN frequently regresses spontaneously, over 250,000 surgical procedures are performed in the US annually to prevent progression from CIN to invasive cancer. This indication is characterized by young, otherwise healthy, women with strong immune systems and minimal disease. The company feels this will be a very responsive population to Lovaxin C and represent a significant market. While surgery is very effective, the removal of portions of the cervix can cause a condition termed “incompetent cervix” which complicates full term pregnancy, and surgery does not confer any protection against recurrence of the disease. If Lovaxin C is a safe and effective treatment for CIN it will have the same therapeutic effect as surgery without the complications associated with removing tissue, and might provide a long lived immune response that confers protection against future recurrence.

Phase I/II studies will demonstrate therapeutic efficacy, as well as optimize the dosage and dosing regimen, the tests and assessments to be performed in phase III, to characterize the responding patient population, and to understand all factors possible for the purpose of defining and conducting a definitive test of the safety and efficacy of Lovaxin C for regulatory approval. Thereafter, and assuming that the results of this Phase II study are favorable, we intend to conduct Phase III clinical studies to demonstrate safety, efficacy and the potency of the investigational immunotherapy. Such studies are expected to occur in the next five to ten years. Throughout this process, we will be meeting with the FDA prior to and at the conclusion of each phase to reach a consensus before initiating any studies, to minimize regulatory risks during this clinical development process.

The Gynecologic Oncology Group (GOG), a collaborative treatment group associated with the National Cancer Institute, or NCI, has agreed to conduct the field work for an additional Phase II study in cervical cancer at its own expense (an estimated value of about $1,500,000 to $2,000,000). We estimate that we will conduct lab work valued at $250,000 in support of this study. The timing for this trial is to be determined.

Finally, we are pursuing grant monies and an investigation team to research Lovaxin C effectiveness in treatment of head and neck cancer. The timing of this Phase II study is as yet unknown.

Following Phase III studies, we intend to prepare and file a Biologics License Application (BLA) with the FDA. Prior to submission of the BLA, depending upon the data, we intend to possibly seek a Special Protocol Assessment and/or a Fast Track designation from the FDA, which shortens the internal FDA review process. As we accrue clinical data demonstrating the safety, efficacy and potency of Lovaxin C in Phase I and II clinical studies, we will also explore other regulatory approval options with the FDA that could expedite the licensure of the final immunotherapy.

We intend to continue to devote a portion of our resources to the continued pre-clinical development and optimization of our product candidates as well as the continued research to expand our technology platform. Specifically, we intend to focus upon research relating to combining our Listeria System with new and additional tumor antigens which, if successful, may lead to additional cancer vaccines and other therapeutic products. These activities may require significant financial resources, as well as areas of expertise beyond those readily available. In order to provide additional resources and capital, we may enter into research, collaborative, or commercial partnerships, joint ventures, or other arrangements with competitive or complementary companies, including major international pharmaceutical companies, or with universities, such as Penn and UCLA. See “Business - Partnerships and Agreements - University of Pennsylvania.”

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

Cancer is the second largest cause of death in the United States, exceeded only by heart disease. Approximately 1,399,790 new cases of cancer were expected to be diagnosed in 2006, and 564,830 Americans were expected to die from the disease. The NIH estimates the overall cost for cancer in the year 2005 at $209.9 billion: $74.06 billion for direct medical costs, $17.5 billion for indirect morbidity costs (loss of productivity due to illness) and, $118.4 billion for indirect mortality costs (cost of lost productivity due to premature death). (Source: cancer facts & figures 2006, American Cancer Society). The incidence rate of cervical cancer and CIN in the US is about 250,000 patients per year, with 800,000 cases in the top 7 pharmaceutical markets, worldwide (including the US).

Head and neck cancers is diagnosed in 49,000 Americans annually, 136,000 in the top 7 pharmaceutical markets, combined.

Prostate cancer is diagnosed in 253,000 Americans annually, 410,000 in the top 7 markets.

Breast cancer is diagnosed in 222,000 Americans, annually, 450,000 in the top 7 markets.

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

Exogenous pathway of Adaptive Immunity (Class II pathway):

Proteins and foreign molecules ingested by APC are broken down inside digestive vacuoles into small pieces, called peptides, and the pieces are combined with proteins called Class 2 MHC (for Major Histocompatibility Complex) in a part of the cell called the endoplasmic reticulum. The MHC-peptide, termed and MHC-2 complex from the Class 2 (or exogenous) pathway, is then pushed out to the cell surface where it interacts with certain classes of lymphocytes (CD4+) such as helper T-cells that produce induce a proliferation of stimulate B-cells, which produce antibodies, or helper T cells that assist in the maturation of cytotoxic T-lymphocytes. This system is called the exogenous pathway, since it is the prototypical response to an exogenous antigen like bacteria.

Endogenous pathway of Adaptive Immunity (Class I pathway):

There exists another pathway, called the endogenous pathway. In this system, when one of the body's cells begins to create unusual proteins (as happens in most viral infections and in cancer cells), the protein is broken up into peptides in the cytoplasm and directed into the endoplasmic reticulum, where it is incorporated into an MHC-1 protein and trafficed to the cell surface. This signal then calls effector cells of the cellular immune system, especially CD8+ cytotoxic T-lymphocytes, to come and kill the cell. The endogenous pathway is primarily for elimination of virus-infected or cancerous cells.

In clinical cancer, the body does not always recognize the cancer cells as foreign. Listeria based vaccines are unique for many reasons, one of which is that unlike viral vectors, DNA or peptide antigens or other vaccines, Listeria stimulates all of the above mechanisms of immune action. Our technology allows the body to recognize tumor-associated or tumor-specific antigens as foreign, thus creating the immune response needed to attack the cancer. It does this by utilizing a number of biologic characteristics of the Listeria bacteria and Advaxis proprietary antigen-fusion protein technology to stimulate multiple therapeutic immune mechanisms simultaneously in an integrated and coordinated manner.

Mechanism of Action

Listeria is a bacterium well known to medical science because it can cause an infection in humans. Listeria is a pathogen that causes food poisoning, typically in people who are either immunocompromised or who eat a large quantity of the microbe as can occur in spoiled dairy products. It is not laterally transmitted from person to person, and is a common microbe in our environment. Most people ingest Listeria without being aware of it, but in high quantities or in immune suppressed people Listeria can cause various clinical conditions, including sepsis, meningitis and placental infections in pregnant women. Fortunately, many common antibiotics can kill and sterilize Listeria.

Because Listeria is a live bacterium it stimulates the innate immune system, thereby priming the adaptive immune system to better respond to the specific antigens that the Listeria carries, which viruses and other vectors do not do. This is a non-specific stimulation of the overall immune system that results when certain classes of pathogens such as bacteria (but not viruses) are detected. It provides some level of immune protection and also serves to prime the elements of adaptive immunity to respond in a stronger way to the specific antigenic stimulus. Listeria stimulates a strong innate response which engenders a strong adaptive response.

When Listeria enters the body, it is seen as foreign by the antigen processing cells and ingested into cellular compartments called phagolysosomes, whose destructive enzymes kill most of the bacteria. A certain percentage of these bacteria, however, are able to break out of the phagolysosomes and enter into the cytoplasm of the cell, where they are relatively safe from the immune system. The bacteria multiply in the cell, and the Listeria is able to move to its cell surface so it can push into neighboring cells and spread.

Figs 1-7. When Listeria enters the body, it is seen as foreign by the antigen processing cells and ingested into cellular compartments called vacuolesor lysosomes, whose destructive enzymes kill most of the bacteria, fragments of which are then presented to the immune system via the exogenous pathway.

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

It is the details of Listeria intracellular activity that are important for understanding Advaxis technology. Inside the lysosome, Listeria produces listeriolysin-O (“LLO”), a protein that digests a hole in the membrane of the lysosome that allows the bacteria to escape into the cytoplasm. Once in the cytoplasm, however, LLO is also capable of digesting a hole in the outer cell membrane. This would destroy the host cell, and spill the bacteria back out into the intercellular space where it would be exposed to more immune cell attacks and destruction. To prevent this, the body has evolved a mechanism for recognizing enzymes with this capability based upon their amino acid sequence. The sequence of approximately 30 amino acids in LLO and similar molecules is called the PEST sequence (for the predominant amino acids it contains) and it is used by normal cells to force the termination of proteins that need only have a short life in the cytoplasm. This PEST sequence serves as a routing tag that tells the cells to route the LLO in the cytoplasm and to the proteosome for digestion, which terminates its action and provides fragments that then go to the endoplasmic reticulum, where it is processed just like a protein antigen in the endogenous pathway to generate MHC-1 complexes.

This mechanism is used by Listeria to its benefit because the actions of LLO enable the bacteria to avoid digestion in the lysosome and escape to the cytosol where they can multiply and spread and then be neutralized so that it does not kill the host cell. Advaxis is co-opting this mechanism by creating a protein that is comprised of the cancer antigen fused to a non-hemolytic portion of the LLO molecule that contains the PEST sequence. This serves to route the molecule for accelerated proteolytic degradation which accelerates both the rate of antigen breakdown and the amount of antigen fragments available for incorporation in to MHC-1 complexes; thus increasing the stimulus to activate cytotoxic T cells against a tumor specific antigen.

Other mechanisms that Advaxis vaccines employ include Listeria’s ability to increase the synthesis of myeloid cells such as Antigen Presenting Cells (APC) and T cells, and to stimulate the maturation of immature myeloid cells to increase the number of available activated immune cells that underlie a cancer killing response. Immature myeloid cells actually inhibit the immune system and Listeria removes this inhibition. Also, Listeria and LLO both stimulate the synthesis, release, and expression of various chemicals which stimulate a therapeutic immune response. These chemicals are called cytokines, chemokines and co-stimulatory molecules. By doing this, not only are immune cells activated to kill cancers and clear them from the body, but local environments within tumors is created that support and facilitate a therapeutic response. Finally, in a manner that appears to be unique to Advaxis vaccines, our proprietary antigen-LLO fusion proteins, when delivered by Listeria do not stimulate cells caused regulatory T cells (Tregs) which are known to inhibit a therapeutic anticancer response. This does not occur when Listeria is engineered to deliver only a tumor specific antigen. The ability to reduce the effect of Tregs is currently under clinical investigation by other companies and is believed to be a significant mechanism of achieving a therapeutic response.

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

Thus, what makes Advaxis live Listeria vaccines so effective are a combination of effects that stimulate multiple arms of the immune system simultaneously in a manner that generates an integrated physiologic response conducive to the killing and clearing of tumor cells. These mechanisms include:

1.	Very strong innate immune response

2.	Stimulates inordinately strong killer T cell response

3.	Stimulates helper T cells

4.	Stimulates release of and/or up-regulates immuno-stimulatory cytokines, chemokines, co-stimulatory molecules

5.	Adjuvant activity creates a local tumor environment that supports anti-tumor efficacy

6.	Minimizes inhibitory T cells (T regs) and inhibitory cytokines and shifts to Th-17 pathway

7.	Stimulates the development and maturation of all Antigen Presenting Cells and effector T cells & reduces immature myeloid cells

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

Product	Indication	Stage

Lovaxin C	Cervical intraepithelial neoplasia (CIN), cervical cancer, head and neck cancer
Phase I/II completed in the fiscal fourth quarter 2007. Phase II study in CIN anticipated to commence in the 3rd quarter fiscal 2008. The Gynecologic Oncology Group (GOG) of the National Cancer Institute has agreed to conduct a cervical cancer study timing to be determined.

Lovaxin P	Prostate cancer	Preclinical; Phase I study anticipated to commence in the 2nd quarter fiscal 2009

Lovaxin B	Breast cancer	Preclinical; Phase I study anticipated to commence in mid fiscal 2009.

Partnerships and Agreements

University of Pennsylvania

On July 1, 2002 (effective date) we entered into a 20-year exclusive worldwide license, with the University of Pennsylvania (Penn) with respect to the innovative work of Yvonne Paterson, Ph.D., Professor of Microbiology in the area of innate immunity, or the immune response attributable to immune cells, including dentritic cells, macrophages and natural killer cells, that respond to pathogens non-specifically. This agreement has been amended from time to time and has been amended and restated as of February 13, 2007.

This license, unless sooner terminated in accordance with its terms, terminates upon the later (a) expiration of the last to expire Penn patent rights; or (b) twenty years after the effective date. The license provides us with the exclusive commercial rights to the patent portfolio developed at Penn as of the effective date, in connection with Dr. Paterson and requires us to raise capital, pay various milestone, legal, filing and licensing payments to commercialize the technology. In exchange for the license, Penn received shares of our common stock which currently represents approximately 5.9% of our common stock outstanding on a fully-diluted basis. In addition, Penn is entitled to receive a non-refundable initial license fee, license fees, royalty payments and milestone payments based on net sales and percentages of sublicense fees and certain commercial milestones, as follows: Under the licensing agreement, Penn is entitled to receive 1.5% royalties on net sales in all countries. Notwithstanding these royalty rates, we have agreed to pay Penn a total of $525,000 over a three-year period as an advance minimum royalty after the first commercial sale of a product under each license (which payments we are not expecting to begin paying within the next five years). In addition, under the license, executed on February 13, 2007 we are obligated to pay an annual maintenance fee on December 31, in 2008, 2009, 2010, 2011 and 2012 and each December 31st thereafter for the remainder of the term of the agreement of $50,000, $70,000, $100,000, $100,000 and $100,000, respectively until the first commercial sale of a Penn licensed product. Under the amended and restated agreement during fiscal 2007 we paid a total of $157,134 in license payments in addition to the $215,700 previously paid or a total of $372,834 in Penn license payments. Under the agreement prior to the amendment and restatement we were required to pay $660,000 to Penn upon receiving financing or on certain dates on or before December 15, 2007, whichever is earlier. Overall the amended and restated agreement payment terms reflect lower near term requirements but were more than offset by higher longer term milestone payments for the initiation of a phase III clinical trial and the regulatory approval for the first Penn Licensed Product. We are responsible for filing new patents and maintaining and defending the existing patents licensed to use and we are obligated to reimburse Penn for all attorneys fees, expenses, official fees and other charges incurred in the preparation, prosecution and maintenance of the patents licensed from Penn.

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

This license also grants us exclusive negotiation and exclusive options until June 17, 2009 to obtain exclusive licenses to new inventions on therapeutic vaccines developed by Drs’ Paterson and Fred Frankel and their lab. Each option is granted to us at no cost and provides a six month exercise period from the date of disclosure. Once exercised we have a 90 day period to negotiate in good faith a comprehensive license agreement at licensing fees up to $10,000. We exercised the option under this agreement resulting in approximately 28 patent applications. The license fees, legal expense, and other filing expenses for such applications are expected to cost approximately $400,000.

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

Dr. Paterson is currently the principal investigator on grants from the federal government and charitable trusts totaling approximately $560,000 dollars per year and the program director of training grants totaling approximately $1.6 million per year. Her research interests are broad, but her laboratory has been focused for the past ten years on developing novel approaches for prophylactic vaccines against infectious disease and immunotherapeutic approaches to cancer. The approach of the laboratory is based on a long-standing interest in the properties of proteins that render them immunogenic and how such immunogenicity may be modulated within the body.

Consulting Agreement. We entered into a renewed consulting agreement with Dr. Paterson on January 28, 2005 with an initial term expiring on January 31, 2006 with automatic renewals for up to six additional periods of six months each pursuant to which we have had access to Dr. Paterson’s consulting services for one full day per week. We are currently in our fourth renewal period. Dr. Paterson has advised us on an exclusive basis on various issues related to our technology, manufacturing issues, establishing our lab, knowledge transfer, and our long-term research and development program. Pursuant to the agreement, as of October 17, 2007,Dr. Paterson receives $7,000 per month. Upon the closing of an additional of $9 million in equity capital, Dr. Paterson’s rates shall increase to $9,000 per month. In addition, on February 1, 2005, Dr. Paterson received options to purchase 400,000 shares of our common stock at an exercise price of $0.287 per share with 40,000 fully vested when granted and the remaining 360,000 options vesting equally over 48 months; provided that Dr. Paterson remains a consultant over the four year period. Since February 1, 2006 through October, 2007 she earned and accrued $40,000 in fees and on October 24, 2007 she was paid $40,000 for these fees, she holds options to purchase a total of 569,048 shares of Common Stock of which 456,548 are options exercisable within 60 days of October 31, 2007.

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

Dr. David Filer

We have entered a consulting agreement with Dr. David Filer, a biotech consultant. The Agreement commenced on January 7, 2005 and has a six month term, which was extended upon the agreement of both parties. It provides that he will provide to us for three days per month during the term of the agreement assistance on our development efforts, reviewing our scientific technical and business data and materials and introducing us to industry analysts, institutional investors collaborators and strategic partners. In consideration for the consulting services we pay Dr. Filer $2,000 per month. In addition, Dr. Filer received options to purchase 40,000 shares of common stock which are currently vested. As of October 1, 2007 we entered into a new two year agreement at a monthly fee of $5,000 including 1,500,000 $0.20 Warrants as consideration for his assistance in the raise on October 17, 20070 as well a his advisory services and assistance. This agreement is cancelable within 90 days notice.

Freemind Group LLC (“Freemind”)

We have entered into an agreement with Freemind to develop and manage our grant writing strategy and application program. With Advaxis to pay Freemind according to a fee structure based on achievement of grants awarded to us at the rate of 6-7% of the grant amount. Advaxis will also pay Freemind fixed consulting fees based on the type of grants submitted, ranging from $5,000-7,000 depending on the type of application submitted. Freemind has extensive experience in accessing public financing opportunities, the national SBIR and related NIH/NCI programs. Freemind has assisted us in the past to file grant applications with NIH covering the use of Lovaxin C for cervical dysplasia. We have paid Freemind as of October 31, 2007, fees aggregating $23,500.

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

Cobra Biomanufacturing PLC

In July 2003, we entered into an agreement with Cobra Biomanufacturing PLC for the purpose of manufacturing our cervical cancer vaccine Lovaxin C. Cobra has extensive experience in manufacturing gene therapy products for investigational studies. Cobra is a full service manufacturing organization that manufactures and supplies DNA-based therapeutics for the pharmaceutical and biotech industry. These services include the GMP manufacturing of DNA, recombinant protein, viruses, mammalian cell products and cell banking. Cobra’s manufacturing plan for us involves several manufacturing stages, including process development, manufacturing of non-GMP material for toxicology studies and manufacturing of GMP material for the Phase I trial. The agreement to manufacture expired in December 2005 upon the delivery and completion of stability testing of the GMP material for the Phase I trial. Cobra has agreed to surrender the right to $300,000 of its existing fees for manufacturing in exchange for future royalties from the sales of Lovaxin C at the rate of 1.5% of net sales, with royalty payments not to exceed $1,950,000.

In November 2005, in order to secure production of Lovaxin C on a long-term basis as well as other drug candidates which we are developing, we entered into a Strategic Collaboration and Long-Term Vaccine Supply Agreement for Listeria Cancer Vaccines, under which Cobra will manufacture experimental and commercial supplies of our Listeria cancer vaccines, beginning with Lovaxin C, our therapeutic vaccine for the treatment of cervical and head and neck cancers. This agreement leaves the existing agreement in place with respect to the studies contemplated therein, and supersedes a prior agreement and provides for mutual exclusivity, priority of supply, collaboration on regulatory issues, research and development of manufacturing processes that have already resulted in new intellectual property owned by Advaxis, and the long-term supply of live Listeria based vaccines on a discounted basis.

In May 2007 we entered into a research and development consulting service agreement for manufacturing work in the amount of $94,500 plus consumables. As of October 31, 2007 we’ve paid $85,657 excluding consumables.

In October, 2007 we entered into a production agreement with Cobra to manufacture our phase II clinical materials using a new methodology now required by the UK, and likely to be required by other regulatory bodies in the future. The contract is for $576,450 plus consumables and as of October 31, 2007 we have paid $194,408 excluding consumables.

LVEP Management, LLC

The Company entered into a consulting agreement with LVEP Management LLC (LVEP) dated as of January 19, 2005, and amended on April 15, 2005, and October 31, 2005, pursuant to which Mr. Roni Appel served as Chief Executive Officer, Chief Financial Officer and Secretary of the Company and was compensated by consulting fees paid to LVEP. LVEP is owned by the estate of Scott Flamm (deceased January 2006) previously, one of our directors and a principal shareholder. Pursuant to an amendment dated December 15, 2006 (“effective date”) Mr. Appel resigned as President and Chief Executive Officer and Secretary of the Company on the effective date, but remains as a board member and was a consultant to the company until December 15, 2007. The term of the agreement as amended is 24 months from effective date. Mr. Appel will devote 50% of his time over the first 12 months of the consulting period. Also as a consultant, he will be paid at a rate of $22,500 per month in addition to benefits as provided to other company officers. He will receive severance payments over an additional 12 months at a rate of $10,416.67 per month and shall be reimbursed for family health care. All his stock options became fully vested on the effective date and are exercisable over the term. Also, Mr. Appel was issued 1,000,000 shares of our common stock on January 2, 2007. He received a $250,000 bonus with $100,000 paid on January 3, 2007 and the remainder was paid in October, 2007.

Pharm-Olam International Ltd. (“POI”)

In April 2005, we entered into a consulting agreement with Pharm-Olam International Ltd. (POI), based on which POI is to execute and manage our Phase I/II clinical trial in Lovaxin C with POI to contractually receive in consideration $430,000 plus reimbursement of certain expenses of $181,060. On December 13, 2006 we approved a change order reflecting the changes to the protocol the cost of which is estimated at $92,000 for a total contractual obligation of $522,000 excluding certain pass through expenses. As of October 31, 2007 we’ve paid $294,800 toward the $522,000 portion of the agreement and this agreement is still ongoing. In February 2007 we entered into a change order agreement for a pre-clinical toxicology study for $79,920 and as of October 31, 2007 we’ve paid $64,280.

The Investor Relations Group, Inc (“IRG”)

We entered into an agreement with IRG whereby IRG is to serve as an investor relations and public relations consultant. The term of this agreement is on a month to month basis. In consideration for performing its services, IRG is to be paid $10,000 per month plus out of pocket expenses, and 200,000 common shares over a period of 18 months commencing October 1, 2005, provided the agreement has not terminated. Through October 31, 2007 we issued 200,000 shares per the agreement.

Biologics Consulting Group, Inc. (“BCG”)

On June 1, 2006 we entered into an agreement with BCG and on June 11, 2007 we entered into an amendment No. 1 to provide biologics regulatory consulting services to the Company in support of the IND submission to the FDA. The tasks to be performed under this Agreement will be agreed to in advance by the Company and BCG. The term of the amendment No. 1 is from June 1, 2007 to June 1, 2008. This is a time and material agreement.

MediVector, Inc.(“MI”)

In May 2007 we entered into a Master Service Agreement covering three projects to serve in clinical study planning, management and execution for our upcoming Phase II clinical study. The cost of the three projects are estimated to be approximately $350,000 over the term. As of October 31, 2007 we’ve paid them $47,000. The term of the projects is defined as the completion of the final study reports of the clinical trial.

PATENTS AND LICENSES

Dr. Paterson and Penn have invested significant resources and time in developing a broad base of intellectual property around the cancer vaccine platform technology to which on July 1, 2002 (effective date) we entered into a 20-year exclusive worldwide license and a right to grant sublicenses pursuant to our license agreement with Penn. Penn currently has 12 issued and 46 pending patents in the United States and other countries including Japan, Canada, Israel, Australia, and the European Union, through the Patent Cooperation Treaty (PCT) system pursuant to which we have an exclusive license to exploit the patents. We believe that these patents will allow us to take a strong lead in the United States e field of Listeria-based therapy.

Patents

U.S. Patent No. 6,051,237, issued April 18, 2000. Patent Application No. 08/336,372, filed November 8, 1994 for “Specific Immunotherapy of Cancer Using a Live Recombinant Bacterial Vaccine Vector.” Expires April 18, 2017.

U.S. Patent No. 6,565,852, issued May 20, 2003, Paterson, et al., CIP Patent Application No. 09/535,212, filed March 27, 2000 for “Specific Immunotherapy of Cancer Using a Live Recombinant Bacterial Vaccine Vector.” Expires November 8, 2014.

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

U.S. Patent No. 6,635,749, issued October 21, 2003, Frankel, et al. Divisional U.S. Patent Application No. 10/136,253 for “Isolated Nucleic Acids Comprising Listeria DAL and DAT Genes.” Filed May 1, 2002, Expires November 18, 2017.

U.S. Patent No. 5,830,702, issued November 3, 1998, Portnoy, et al. Patent Application No. 08/366,477, filed December 30, 1994 for “Live, Recombinant Listeria SSP Vaccines and Productions of Cytotoxic T Cell Response” Expires November 3, 2015.

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

U.S. Patent Application No. 20050048081, “Immunogenic Compositions Comprising DAL/DAT Double Mutant, Auxotrophic Attenuated Strains Of Listeria And Their Methods Of Use,” Filed September 11, 2003, Frankel et al.

U.S. Patent Application No. 10/835,662, “Compositions and methods for enhancing the immunogenicity of antigens,” Filed April 30, 2004, Paterson et al.. U.S. Patent Application No. 20060135457 Methods for constructing antibiotic resistance free bacterial vaccines.Filed June 22, 2006.

U.S. Patent Application No. 20060104991 Methods for constructing antibiotic resistance free bacterial vaccines Filed May 18, 2006.

U.S. Patent Application No. 10/949,667, “Methods and compositions for immunotherapy of cancer,” Filed September 24, 2004, Paterson et al.

U.S. Patent Application No. 11/223,945, “Listeria-based and LLO-based vaccines,” Filed September 13, 2005, Paterson et al.

U.S. Patent Application No. 11/727,889, “Compositions and Methods Comprising a MAGE-B Antigen” Gravekamp, Paterson, Maciag. Filed March 28, 2007.

U.S. Patent Application No. 11/798,177 “Compositions and Methods Comprising KLK3 or SOLH1 Antigens” Filed May, 10, 2007.

U.S. Patent Application No. 11/376,564, “Compositions and methods for enhancing the immunogenicity of antigens,” Filed March 16, 2006, Paterson et al.

U.S. Patent Application No. 11/376,572, “Compositions and methods for enhancing the immunogenicity of antigens,” Filed March 16, 2006, Paterson et al.

U.S. Patent Application No. 11/373,528, “Compositions and methods for Enhancing Immunogenicity of Antigens, “Filed March 13, 2006,

U.S. Patent Application No. 11/415,271, Methods and Compositions for Treatment of Non-Hodgkin’s Lymphoma, “Filed May 2, 2006, Protein Vaccine of.

U.S. Patent Application No. 10/541,614 for “Enhancing the Immunogenicity of Bioengineered Listeria Monocytogenes by Passing through Live Animal Hosts.” Filed January 8, 2004.

U.S. Patent Application No. 11/203,408 for “Methods for Constructing Anitbiotic Resistance Free Vaccines.” Filed August 15, 2005.

U.S. Patent Application No. 11/203,415 for “Methods for Constructing Anitbiotic Resistance Free Vaccines.” Filed August 15, 2005.

U.S. Patent Application No. 20070003567 for “Compositions and methods for Enhancing Immunogenicity of Antigens”. Filed January 4, 2007.

U.S. Patent Application No. 20060269561 for “Compositions and Methods For Treatment of Non-Hodgkins Lymphoma”. Filed November 30, 2006.

U.S. Patent Application No. 20060210540 for “Compositions and Methods for enhancing the immunogenicity of Antigens” Filed September 21, 2006. Use of Protein Vaccine using Act A or LLO terminal fragments.

U.S. Patent Application No. 20050118184 for, “Compositions and methods for Enhancing Immunogenicity of Antigens” Filed June 2, 2005.

International

Patents

Australian Patent No. 730296, Patent Application No. 14108/99 for “Bacterial Vaccines Comprising Auxotrophic, Attenuated Strains of Listeria Expressing Heterologous Antigens.” Issued November 13, 1998. Frankel, et al. Expires November 13, 2018.

Canadian Patent Application No. 2,309,790 for “Bacterial Vaccines Comprising Auxotrophic, Attenuated Strains of Listeria Expressing Heterologous Antigens.” Filed May 18, 2000, Frankel, et al. Issued January 9, 2007.

Japanese Patent Application No. 515534/96, filed November 3, 1995 for “Specific Immunotherapy of Cancer Using a Live Recombinant Bacterial Vaccine Vector”, Paterson, et al. Issued August 10, 2007

Patent Applications

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

Canadian Patent Application No. 2,581,331 for “Listeria-Based and LLO-Based Vaccines.” Filed September 14, 2005.

European Patent Application No. 5811815.9 for “Listeria-Based and LLO-Based Vaccines.” Filed September 14, 2005.

Japanese Patent Application No. 2007-533537 for “Listeria-Based and LLO-Based Vaccines.” Filed September 14, 2005.

PCT International Patent Application No. PCT/US07/06292 “Compositions and Methods for Enhancing the Immunogenicity of Antigens.” Filed March 13, 2007

Australian Patent Application No. 20044204751 for “Enhancing the Immunogenicity of Bioengineered Listeria Monocytogenes by Passing through Live Animal Hosts.” Filed January 8, 2004.

Canadian Patent Application No. 2512812 for “Enhancing the Immunogenicity of Bioengineered Listeria Monocytogenes by Passing through Live Animal Hosts.” Filed January 8, 2004

European Patent Application No. 1594560 for “Enhancing the Immunogenicity of Bioengineered Listeria Monocytogenes by Passing through Live Animal Hosts.” Filed January 8, 2004

Hong Kong Patent Application No. 6104227.1 for “Enhancing the Immunogenicity of Bioengineered Listeria Monocytogenes by Passing through Live Animal Hosts.” Filed January 8, 2004

Israeli Patent Application No. 169553 for “Enhancing the Immunogenicity of Bioengineered Listeria Monocytogenes by Passing through Live Animal Hosts.” Filed January 8, 2004

Japanese Patent Application No. 2006-500840 for “Enhancing the Immunogenicity of Bioengineered Listeria Monocytogenes by Passing through Live Animal Hosts.” Filed January 8, 2004

Australian Patent No. 2005271247 for “Antibiotic Resistance Free DNA Vaccines.” Filed August 15, 2005

Canadian Patent Application No. 2577270 for “Antibiotic Resistance Free DNA Vaccines.” Filed August 15, 2005

European Patent Application No. 5810446.4 for “Antibiotic Resistance Free DNA Vaccines.” Filed August 15, 2005

Japanese Patent Application No. 2007-525862 for “Antibiotic Resistance Free DNA Vaccines.” Filed August 15, 2005

Australian Patent Application No. 2005271246 for “Methods for Constructing Antibiotic Resistance Free Vaccines.” Filed August 15, 2005

Canadian Patent Application No. 2,577,306 for “Methods for Constructing Antibiotic Resistance Free Vaccines.” Filed August 15, 2005

European Patent Application No. EP05808671.1 for “Methods for Constructing Antibiotic Resistance Free Vaccines.” Filed August 15, 2005

Japanese Patent Application No. 2007-525867 for “Methods for Constructing Antibiotic Resistance Free Vaccines.” Filed August 15, 2005

PCT International Patent Application.No. PCT/US06/43987 “LLO-Encoding DNA/Nucleic Acid Vaccines and Methods Comprising Same.” Filed November 13, 2006

United States

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

Pursuant to our license with Penn, we have an option to license from Penn any new future invention conceived by either Dr. Yvonne Paterson or by Dr. Fred Frankel in the vaccine area until June 17, 2009. We intend to expand our intellectual property base by exercising this option and gaining access to future inventions. Further, our consulting agreement with Dr. Paterson provides, among other things, that, to the extent that Dr. Paterson’s consulting work results in new inventions, such inventions will be assigned to Penn, and we will have access to those inventions under license agreements to be negotiated. See “Item 1. Description of Business -Partnerships and agreements -Penn.”

Our approach to the intellectual property portfolio is to aggressively create significant offensive and defensive patent protection for every product and technology platform that we develop. We work closely with our patent counsel to maintain a coherent and aggressive strategic approach to building our patent portfolio with an emphasis in the field of cancer vaccines.

We have become aware of a public company, Cerus Corporation, which has issued a press release claiming to have a proprietary Listeria -based approach to a cancer vaccine. We believe that through our exclusive license with Penn of U.S. Patent Nos. 5,830,702, 6,051,237 and 6,565,852, we have earliest known and dominant patent position in the United States for the use of recombinant Listeria monocytogenes expressing proteins or tumor antigens as a vaccine for the treatment of infectious diseases and tumors. Based on searches of publicly available databases, we do not believe that Cerus or The University of California Berkeley (which is where Cerus’ consulting scientist works) or any other third party owns any published Listeria patents or has any issued patent claims that might materially negatively affect our freedom to operate our business as currently contemplated in the field of recombinant Listeria monocytogenes.

Cerus has filed an opposition against European Patent Application Number 0790835 (EP 835 Patent) which was granted by the European Patent Office and which is assigned to The Trustees of the University of Pennsylvania and exclusively licensed to us. Cerus’ allegations in the Opposition are that the EP 835 Patent, which claims a vaccine for inducing a tumor specific antigen with a recombinant live Listeria, is deficient because of (i) insufficient disclosure in the specifications of the granted claims, (ii) the inclusion of additional subject matter in the granted claims, and (iii) a lack of inventive steps of the granted claims of the EP 835 Patent. This patent does not affect the manner in which Advaxis makes or uses it’s vaccine products but would preclude Cerus from using certain methodologies they require.

On November 29, 2006, following oral proceedings, the Opposition Division of the European Patent Office determined that the claims of the patent as granted should be revoked due to lack of inventive step under European Patent Office rules based on certain prior art publications. This decision has no material effect upon our ability to conduct business as currently contemplated.

As of November 20, 2007, Cerus spun its immunotherapy/listeria development effort off into a separate, privately financed company.

We have reviewed the formal written decision and filed an appeal on May 29, 2007. As of December 31, 2007 no ruling has been made. There is no assurance that we will be successful. If such ruling is upheld on appeal, our patent position in Europe may be eroded. The likely result of this decision will be increased competition for us in the European market for recombinant live Listeria based vaccines for tumor specific antigens. Regardless of the outcome, we believe that our freedom to operate in Europe, or any other territory, for recombinant live Listeria based vaccine for tumor specific antigen products will not be diminished.

Lovaxin has been registered as a trademark in Israel, Australia, South Korea, Hong Kong and Taiwan.

The U.S. trademark application for Lovaxin has been allowed by the United States Patent and Trademark Office. Trademark applications in China and in the European Union for Lovaxin are also pending. The Chinese application was recently published for opposition, and the European Union application has passed through the opposition stage.

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

Protocols. Before commencing human clinical studies, the sponsor of a new drug must typically receive governmental and institutional approval. In the US Federal approval is obtained by submitting an investigational new drug application, or IND, to the FDA. The application contains what is known in the industry as a protocol. A protocol is the blueprint for each drug study. The protocol sets forth, among other things, the following:

•	who must be recruited as qualified participants;

•	how often, and how to administer the drug;

•	what tests to perform on the participants; and

•	what dosage of the drug to give to the participants.

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

On November 21, 1997, former President Clinton signed into law the Food and Drug Administration Modernization Act. That act codified the FDA’s policy of granting “Fast Track” approval for cancer therapies and other therapies intended to treat serious or life threatening diseases and that demonstrate the potential to address unmet medical needs. The Fast Track program emphasizes close, early communications between FDA and the sponsor to improve the efficiency of preclinical and clinical development, and to reach agreement on the design of the major clinical efficacy studies that will be needed to support approval. Under the Fast Track program, a sponsor also has the option to submit and receive review of parts of the NDA or BLA on a rolling schedule approved by FDA, which expedites the review process.

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

We have entered into a Long Term Vaccine Supply Agreement with Cobra Biomanufacturing PLC for the purpose of manufacturing our vaccines. Cobra has extensive experience in manufacturing gene therapy products for investigational studies. Cobra is a full service manufacturing organization that manufactures and supplies DNA-based therapeutics for the pharmaceutical and biotech industry. These services include the GMP manufacturing of DNA, recombinant protein, viruses, mammalian cells products and cell banking. Cobra’s manufacturing plan for us calls for several manufacturing stages, including process development, manufacturing of non-GMP material for toxicology studies and manufacturing of GMP material for the Phase I and Phase II trial.

Competition

The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and a high degree of competition. As a result, our actual or proposed products could become obsolete before we recoup any portion of our related research and development and commercialization expenses. The biotechnology and biopharmaceutical industries are highly competitive, and this competition comes from both from biotechnology firms and from major pharmaceutical and chemical companies, including Antigenics, Inc., Avi BioPharma, Inc., Biomira, Inc., Cellgenesis Inc., Biovest International, Cell Genesys, Inc., Cerus Corporation, Dendreon Corporation, Epimmune, Inc., Genzyme Corp., Progenics Pharmaceuticals, Inc., and Vical Incorporated each of which is pursuing cancer vaccines. Many of these companies have substantially greater financial, marketing, and human resources than we do (including, in some cases, substantially greater experience in clinical testing, manufacturing, and marketing of pharmaceutical products). We also experience competition in the development of our products from universities and other research institutions and compete with others in acquiring technology from such universities and institutions. In addition, certain of our products may be subject to competition from products developed using other technologies, some of which have completed numerous clinical trials.

We expect that our products under development and in clinical trials will address major markets within the cancer sector. Our competition will be determined in part by the potential indications for which drugs are developed and ultimately approved by regulatory authorities. Additionally, the timing of market introduction of some of our potential products or of competitors’ products may be an important competitive factor. Accordingly, the relative speed with which we can develop products, complete preclinical testing, clinical trials and approval processes and supply commercial quantities to market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price and patent position. See “Item 1. Description of Business - Research and Development Programs” and “Item 1. Description of Business - Competition”.

We have become aware of a public company, Cerus Corporation, which has issued a press release claiming to have a proprietary Listeria -based approach to a cancer vaccine. We believe that through our exclusive license with Penn, we have earlier priority filing dates of certain applications and a dominant patent position for the use of recombinant Listeria monocytogenes expressing proteins or tumor antigens as a vaccine for the treatment of infectious diseases and tumors. Based on searches of publicly available databases, we do not believe that Cerus or The University of California Berkeley (which is where Cerus’ consulting scientist works) or any other third party owns any published Listeria patents or has any issued patent claims that might materially negatively affect our freedom to operate our business as currently contemplated in the field of recombinant Listeria monocytogenes.

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

On November 29, 2006, following oral proceedings, the Opposition Division of the European Patent Office determined that the claims of the patent as granted should be revoked due to lack of inventive step under European Patent Office rules based on certain prior art publications. This decision has no material effect upon our ability to conduct business as currently contemplated, as this patent does not affect the manner in which Advaxis makes or uses it’s vaccine products but would preclude Cerus from using certain methodologies they require.

We have reviewed the formal written decision and filed an appeal on May 29, 2007. As of December 31, 2007 no ruling has been made. There is no assurance that we will be successful. If such ruling is upheld on appeal, our patent position in Europe may be eroded. The likely result of this decision will be increased competition for us in the European market for recombinant live Listeria based vaccines for tumor specific antigens. Regardless of the outcome, we believe that our freedom to operate in Europe, or any other territory, for recombinant live Listeria based vaccine for tumor specific antigen products will not be diminished.

For more information about Cerus Corporation and its claims with respect to Listeria -based technology, you should visit their web site at www.cerus.com or to view it’s publicly filed documents.

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

Dr. Yvonne Paterson. For a description of our relationship with Dr. Paterson, please see above.

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

Employees

As of October 31, 2007, we employ nine employees, all of whom are on a full-time basis. Of these nine employees eight employees hold the following degrees: 1 MD/PhD, 4 PhD’s 1 MS & 2 BS and five serve in the research and one serves in the clinical development area and three serve in the general and administration area.

Our Chairman and Chief Executive Officer, Mr. Tom Moore joined our company on December 15, 2006. Mr. Roni Appel previously served as our President and Chief Executive Officer during the fiscal year 2006 resigned from this position on December 15, 2006. Mr. Appel still serves as a board of director member and remains as consultant to the company until December 15, 2007.

Dr. John Rothman our Vice President of Clinical and Officer joined the company on March 7, 2005. Fred Cobb our Vice President, Finance and Principal Financial Officer joined the company on February 20, 2006. Doctor Vafa Shahabi our Director of Research and Development joined the company on March 1, 2005. Two of our Senior Scientists joined the company from Doctor Paterson’s lab at Penn.

We anticipate increasing the number of employees in the clinical area and the research and development area to support clinical requirements, and in the general and administrative and business development areas over the next two years.

Compensation of Officers and Directors

The aggregate compensation paid to our directors and executive officers, including stock based compensation option value and other compensation for the twelve months ended October 31, 2005, 2006 and 2007 was approximately $715,583, $970,669 and $2,071,941, respectively. This amount has no amounts set aside or accrued to provide pension, severance, retirement, or similar benefits or expenses, and does not include business travel, relocation, professional and business association dues and expenses reimbursed to office holders and other benefits commonly reimbursed or paid by similarly situated companies. With the exception of Mr. Berman who receives $2,000 a month in company stock at a set price of $0.50 per share, none of our directors so far has received any compensation for his services as a director other than stock options and reimbursement of expenses.

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

We have sustained losses from operations in each fiscal year since our inception, and losses are expected to continue, due to the substantial investment in research and development, for the next five to ten or more years. At October 31, 2007, we had an accumulated deficit of $12,072,742 and stockholders’ equity of $4,267,979. We expect to spend substantial additional sums on the continued research and development of proprietary products and technologies with no certainty that our products will become commercially viable or profitable as a result of these expenditures.

We will require substantial additional financing in order to meet our business objectives.

Although we believe that the net proceeds received from private placements including our October 2007 offering of shares of our common stock and warrants, will be sufficient to finance our currently-planned operations through the third fiscal Quarter 2008, they will not be sufficient to meet the full fiscal year 2008 nor, our longer-term cash requirements or cash requirements for the commercialization of certain products currently in development. We will be required to sell additional equity or debt securities or enter into other financial arrangements, including relationships with corporate and other partners, to raise substantial additional capital during the five-to ten-year period of product development and the FDA testing through Phase III testing. Depending upon market conditions, we may not be successful in raising sufficient additional capital for our long-term requirements. If we fail to raise sufficient additional financing, we will not be able to develop our product candidates, we will be required to reduce staff, reduce or eliminate research and development, slow the development of our product candidates and outsource or eliminate several business functions. Even if we are successful in raising such additional financing, we may not be able to successfully complete planned clinical trials, development, and marketing of all, or of any, of our product candidates. In such event, our business, prospects, financial condition and results of operations could be materially adversely affected. We may be required to reduce our staff, discontinue certain research or development programs of our future products, and cease to operate. We may not be able to conduct our clinical trial for Lovaxin C. See “Management’s Discussion and Analysis and Results of Operations.”

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

Our products are at various stages of research and development. Further development and extensive testing will be required to determine their technical feasibility and commercial viability. Our success will depend on our ability to achieve scientific and technological advances and to translate such advances into reliable, commercially competitive products on a timely basis. Immunotherapy and vaccine products that we may develop are not likely to be commercially available until five to ten or more years. The proposed development schedules for our products may be affected by a variety of factors, including technological difficulties, proprietary technology of others, and changes in governmental regulation, many of which will not be within our control. Any delay in the development, introduction or marketing of our products could result either in such products being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives. In light of the long-term nature of our projects, the unproven technology involved and the other factors described elsewhere in “Risk Factors,” there can be no assurance that we will be able to complete successfully the development or marketing of any new products. See “Item 1. Description of Business - Research and Development Program.”.

Our research and development expenses are subject to uncertainty.

Factors affecting our research and development (R&D) expenses include, but are not limited to:

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

We must outsource our clinical trials and are in the process of negotiating with third parties to manage and execute our next trial. We are not certain that we will successfully conclude our recruitment for the completion of our next clinical trials. Delay in concluding recruitment and such agreements would delay the initiation of the Phase II Trial of Lovaxin C.

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

We or our regulators may suspend or terminate our clinical trials for a number of reasons. We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to the patients enrolled in our clinical trials. In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to the patients enrolled in our clinical trials.

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

•	Manufacturing costs, formulation issues, pricing or reimbursement issues, or other factors that make the product uneconomical; and

•	The proprietary rights of others and their competing products and technologies that may prevent the product from being commercialized.

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

The research and development, manufacture and marketing of human therapeutic and diagnostic products are subject to regulation, primarily by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state, local and foreign entities regulate, among other things, research and development activities (including testing in animals and in humans) and the testing, manufacturing, handling, labeling, storage, record keeping, approval, advertising and promotion of the products that we are developing. Noncompliance with applicable requirements can result in various adverse consequences, including delay in approving or refusal to approve product licenses or other applications, suspension or termination of clinical investigations, revocation of approvals previously granted, fines, criminal prosecution, recall or seizure of products, injunctions against shipping products and total or partial suspension of production and/or refusal to allow a company to enter into governmental supply contracts.

The process of obtaining requisite FDA approval has historically been costly and time-consuming. Current FDA requirements for a new human drug or biological product to be marketed in the United States include: (1) the successful conclusion of preclinical laboratory and animal tests, if appropriate, to gain preliminary information on the product’s safety; (2) filing with the FDA of an Investigational New Drug Application, or INDA, to conduct human clinical trials for drugs or biologics; (3) the successful completion of adequate and well-controlled human clinical investigations to establish the safety and efficacy of the product for its recommended use; and (4) filing by a Company and acceptance and approval by the FDA of a New Drug Application, or NDA, for a drug product or a “BLA” for a biological product to allow commercial distribution of the drug or biologic. A delay in one or more of the procedural steps outlined above could be harmful to us in terms of getting our product candidates through clinical testing and to market.

In 2007, we completed a phase I/II trial of Lovaxin C that demonstrated both safe doses and a dosage ceiling in end-state cervical cancer patients. Based in part upon this work, we intend to open a U.S. IND in early 2008; however no assurances can be provided that such an IND will be granted by the FDA.

We can provide no assurance that our products will obtain regulatory approval or that the results of clinical studies will be favorable.

We received in February 2006 permission from the appropriate governmental agencies in Israel, Mexico and Serbia to conduct in those countries Phase I clinical testing of Lovaxin C, our Listeria-based cancer vaccine that targets cervical cancer in women. The study was completed in the fourth fiscal quarter of 2007. However, the testing, marketing and manufacturing of any product for sale or distribution in the United States will require filing of an IND with and the approval of the FDA. We cannot predict with any certainty the amount of time necessary to obtain such FDA approval or further approval, if any, from Israel, Mexico or Serbia and whether any such approval will ultimately be granted. Preclinical and clinical trials may reveal that one or more products is ineffective or unsafe, in which event further development of such products could be seriously delayed or terminated. Moreover, obtaining approval for certain products may require the testing on human subjects of substances whose effects on humans are not fully understood or documented. Delays in obtaining FDA or any other necessary regulatory approvals of any proposed product and failure to receive such approvals would have an adverse effect on the product’s potential commercial success and on our business, prospects, financial condition and results of operations. In addition, it is possible that a product may be found to be ineffective or unsafe due to conditions or facts which arise after development has been completed and regulatory approvals have been obtained. In this event, we may be required to withdraw such product from the market. To the extent that our success will depend on any regulatory approvals from governmental authorities outside of the United States that perform roles similar to that of the FDA, uncertainties similar to those stated above will also exist. See “Item 1. Description of Business - Governmental Regulation.”.

We rely upon patents to protect our technology. We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technologies, including the Listeria System, and the proprietary technology of others with which we have entered into licensing agreements. We have licensed twelve patents that have been issued and thirty-nine patents are pending from Penn. Further, we rely on a combination of trade secrets and nondisclosure, and other contractual agreements and technical measures to protect our rights in the technology. We depend upon confidentiality agreements with our officers, employees, consultants, and subcontractors to maintain the proprietary nature of the technology. These measures may not afford us sufficient or complete protection, and others may independently develop technology similar to ours, otherwise avoid the confidentiality agreements, or produce patents that would materially and adversely affect our business, prospects, financial condition, and results of operations. Such competitive events, technologies and patents may limit our ability to raise funds, prevent other companies from collaborating with us, and in certain cases prevent us from further developing our technology due to third party patent blocking rights.

We believe that our technology and the technology licensed from Penn do not infringe the rights of others; however, we cannot assure you that the technology licensed from Penn will not, in the future be found to infringe upon the rights of others. We have become aware of a public company, Cerus Corporation, which has issued a press release claiming to have a proprietary Listeria -based approach to a cancer vaccine. We believe that through our exclusive license with Penn, we have earlier priority filing dates of certain applications and a dominant patent position for the use of recombinant Listeria monocytogenes expressing proteins or tumor antigens as a vaccine for the treatment of infectious diseases and tumors. Based on searches of publicly available databases, we do not believe that Cerus or The University of California Berkeley (with whom Cerus’ consulting scientist is affiliated) or any other third party owns any published Listeria patents or has any issued patent claims that might, if we fail our Cerus appeal, materially negatively affect our freedom to operate our business as currently contemplated in the field of recombinant Listeria monocytogenes.

Cerus has filed an opposition against European Patent Application Number 0790835 (EP 835 Patent), which was granted by the European Patent Office and which is assigned to The Trustees of the University of Pennsylvania and exclusively licensed to us. Cerus’ allegations in the Opposition are that the EP 835 Patent, which claims a vaccine for inducing a tumor specific antigen with a recombinant live Listeria, is deficient because of insufficient disclosure in the specifications of the granted claims, the inclusion of additional subject matter in the granted claims, and a lack of inventive steps of the granted claims of the EP 835 Patent. We appealed this decision.

On November 29, 2006, following oral proceedings, the Opposition Division of the European Patent Office determined that the claims of the patent as granted should be revoked due to lack of inventive step under European Patent Office rules based on certain prior art publications. This decision has no material effect upon our ability to conduct business as currently contemplated.

We have reviewed the formal written decision and filed an appeal on May 29, 2007. As of December 31, 2007 no ruling has been made. There is no assurance that we will be successful. If such ruling is upheld on appeal, our patent position in Europe may be eroded. The likely result of this decision will be increased competition for us in the European market for recombinant live Listeria based vaccines for tumor specific antigens. Regardless of the outcome, we believe that our freedom to operate in Europe, or any other territory, for recombinant live Listeria based vaccine for tumor specific antigen products will not be diminished.

As of November 20, 2007, Cerus spun it immunotherapy development efforts off into a privately financed company.

Others may assert infringement claims against us, and should we be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, our ability to continue to use our technology or the licensed technology could be materially restricted or prohibited. If this event occurs, we may be required to obtain licenses from the holders of our intellectual property, enter into royalty agreements or redesign our products so as not to utilize this intellectual property, each of which may prove to be uneconomical or otherwise impossible. Licenses or royalty agreements required in order for us to use this technology may not be available on acceptable terms, or at all. These claims could result in litigation, which could materially adversely affect our business, prospects, financial condition and results of operations. Such competitive events, technologies and patents may limit our ability to raise funds, prevent other companies from collaborating with us, and in certain cases prevent us from further developing our technology due to third party patent blocking right. See “Item 1. Description of Business—Patents and Licenses.”

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

If we are unable to maintain and/or obtain licenses, we may have to develop alternatives to avoid infringing or the patents of others, potentially causing increased costs and delays in product development and introduction or preclude the development, manufacture, or sale of planned products. Some of our licenses provide for limited periods of exclusivity that require minimum license fees and payments and/or may be extended only with the consent of the licensor. We can provide no assurance that we will be able to meet these minimum license fees in the future or that these third parties will grant extensions on any or all such licenses. This same restriction may be contained in licenses obtained in the future. Additionally, we can provide no assurance that the patents underlying any licenses will be valid and enforceable. Furthermore, in 2001, an issue arose regarding the inventorship of U.S. Patent 6,565,852 and U.S. Patent Application No. 09/537,642. These patent rights are included in the patent rights licensed by us from Penn. GSK, Penn and we expect that the issue will be resolved through a correction of inventorship to add certain GSK inventors, where necessary and appropriate, an assignment of GSK’s possible rights under these patent rights to Penn, and a sublicense from us to GSK of certain subject matter, which is not central to our business plan. To date, this arrangement has not been finalized and we cannot assure that this issue will ultimately be resolved in the manner described above. See “Item 1. Description of Business - Patents and Licenses.” To the extent any products developed by us are based on licensed technology, royalty payments on the licenses will reduce our gross profit from such product sales and may render the sales of such products uneconomical. See “Item 1. Description of Business -Partnerships and Agreements - Penn.”

We have no manufacturing, sales, marketing or distribution capability and we must rely upon third parties for such.

We do not intend to create facilities to manufacture our products and therefore are dependent upon third parties to do so. We currently have an agreement with Cobra Manufacturing for production of our immunotherapies and vaccines for research and development and testing purposes. Our reliance on third parties for the manufacture of our products creates a dependency that could severely disrupt our research and development, our clinical testing, and ultimately our sales and marketing efforts if the source of such supply proves to be unreliable or unavailable. If the contracted manufacturing source is unreliable or unavailable, we may not be able to replace the development of our product candidates, including the clinical testing program, could not go forward and our entire business plan could fail.

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

At the date of this report, we have nine employees. We intend to expand our operations and staff as needed. Our new employees may include key managerial, technical, financial, research and development and operations personnel who will not have been fully integrated into our operations. We expect the expansion of our business to place a significant strain on our limited managerial, operational and financial resources. We will be required to expand our operational and financial systems significantly and to expand, train and manage our work force in order to manage the expansion of our operations. Our failure to fully integrate our new employees into our operations could have a material adverse effect on our business, prospects, financial condition and results of operations. Our ability to attract and retain highly skilled personnel is critical to our operations and expansion. We face competition for these types of personnel from other technology companies and more established organizations, many of which have significantly larger operations and greater financial, technical, human and other resources than we have. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. If we are not successful in attracting and retaining these personnel, our business, prospects, financial condition and results of operations will be materially adversely affected. In such circumstances we may be unable to conduct certain research and development programs, unable to adequately manage our clinical trials of Lovaxin C and other products, and unable to adequately address our management needs. See “Item 6. Management’s Discussion and Analysis or Plan of Operations,” “Item 1. Description of Business - Strategy,” and “Item 1. Description of Business—Employees.”

We depend upon our senior management and key consultants and their loss or unavailability could put us at a competitive disadvantage.

We depend upon the efforts and abilities of our senior executives, as well as the services of several key consultants, including Yvonne Paterson, Ph.D. The loss or unavailability of the services of any of these individuals for any significant period of time could have a material adverse effect on our business, prospects, financial condition and results of operations. We have not obtained, do not own, nor are we the beneficiary of, key-person life insurance. See “Item 10. Executive Compensation—Employment Agreements.”

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

We are aware of certain products under development or manufactured by competitors that are used for the prevention, diagnosis, or treatment of certain diseases we have targeted for product development. Various companies are developing biopharmaceutical products that potentially directly compete with our product candidates even though their approach to such treatment is different. Several companies, such as Cerus Corporation, in particular, as well as Cell Genesys Inc., Antigenics, Inc., Avi BioPharma, Inc., Biomira, Inc., Biovest International, Dendreon Corporation, Epimmune, Inc., Genzyme Corp., Progenics Pharmaceuticals, Inc., Vical Incorporated, Xcyte Therapies, Inc. and other firms with more resources than we have are currently developing or testing immune therapeutic agents in the same indications we are targeting.

We expect that our products under development and in clinical trials will address major markets within the cancer sector with a superior technology that is both safer and more effective than our competitors. Our competition will be determined in part by the potential indications for which drugs are developed and ultimately approved by regulatory authorities. Additionally, the timing of market introduction of some of our potential products or of competitors’ products may be an important competitive factor. Accordingly, the relative speed with which we can develop products, complete preclinical testing, clinical trials and approval processes and supply commercial quantities to market is expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price and patent position. See “Item 1. Description of Business - Research and Development Programs” and “Item 1. Description of Business - Competition.”

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

The trading price of our common stock may fluctuate substantially. The price of the common stock that will prevail in the market after the sale of the shares of common stock by the selling stockholders may be higher or lower than the price you have paid, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in our common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	actual or anticipated changes in our net loss or fluctuations in our operating results or in the expectations of securities analysts;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our stock;

•	departures of key personnel;

•	changes in the regulatory status of our product candidates, including results of our clinical trials;

•	events affecting Penn or any future collaborators;

•	announcements of new products or technologies, commercial relationships or other events by us or our competitors;

•	regulatory developments in the United States and other countries;

•	failure of our common stock to be listed or quoted on the Nasdaq Stock Market, American Stock Exchange or other national market system;

•	changes in accounting principles; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

Our common stock is considered to be “penny stock.”

Our common stock may be deemed to be “penny stock” as that term is defined in Rule 3a51-1, promulgated under the Exchange Act. Penny stocks are stocks:

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

Our common stock began trading on the OTC:BB on July 28, 2005 and is quoted under the symbol ADXS.OB. The quotation of our common stock on the OTC: BB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experience extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to this volatility. Sales of substantial amounts of common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short time and our shareholders could suffer losses or be unable to liquidate their holdings. Our stock is thinly traded due to the limited number of shares available for trading on the market thus causing large swings in price.

There is no assurance of an established public trading market.

A regular trading market for our common stock may not be sustained in the future. The effect on the OTC:BB of these rule changes and other proposed changes cannot be determined at this time. The OTC:BB is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market. Quotes for stocks included on the OTC:BB are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC:BB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

•	The issuance of new equity securities pursuant to a future offering;

•	Changes in interest rates;

•	Competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Variations in quarterly operating results;

•	Change in financial estimates by securities analysts;

•	The depth and liquidity of the market for our common stock;

•	Investor perceptions of our company and the technologies industries generally; and

•	General economic and other national conditions.

Our common stock is quoted on the OTC:BB. In addition we are subject to a covenant to use our best efforts to apply to be listed on the American Stock Exchange or quoted on the Nasdaq National Stock Market.

We may not be able to achieve secondary trading of our stock in certain states because our common stock is not nationally traded.

Because our common stock is not approved for trading on the Nasdaq National Market or listed for trading on a national securities exchange, our common stock is subject to the securities laws of the various states and jurisdictions of the United States in addition to federal securities law. This regulation covers any primary offering we might attempt and all secondary trading by our stockholders. While we intend to take appropriate steps to register our common stock or qualify for exemptions for our common stock, in all of the states and jurisdictions of the United States, if we fail to do so, the investors in those jurisdictions where we have not taken such steps may not be allowed to purchase our stock or those who presently hold our stock may not be able to resell their shares without substantial effort and expense. These restrictions and potential costs could be significant burdens on our stockholders.

If we fail to remain current on our reporting requirements, we could be removed from the OTC:BB, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC:BB, such as us, must be reporting issuers under Section 12 of the Exchange Act, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC:BB. If we fail to remain current on our reporting requirements, we could be removed from the OTC:BB. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our year ending October 31, 2008, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting for fiscal years ending on or after December 15, 2007. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting for fiscal years ending on or after December 15, 2008. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

Our executive officers, directors and principal stockholders control our business and may make decisions that are not in our best interests.

Our officers, directors and principal stockholders, and their affiliates, in the aggregate, beneficially own, as of October 31, 2007, 14.7% of the outstanding shares of our common stock on a fully diluted basis. As a result, such persons, acting together, have the ability to substantially influence all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets, and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other stockholders.

Sales of additional equity securities may adversely affect the market price of our common stock and your rights in us may be reduced.

We expect to continue to incur product development and selling, general and administrative costs, and to satisfy our funding requirements, we will need to sell additional equity securities, which may be subject to registration rights. The sale or the proposed sale of substantial amounts of our common stock in the public markets may adversely affect the market price of our common stock and our stock price may decline substantially. Our stockholders may experience substantial dilution and a reduction in the price that they are able to obtain upon sale of their shares. Also, new equity securities issued may have greater rights, preferences or privileges than our existing common stock.

Additional authorized shares of common stock available for issuance may adversely affect the market.

We are authorized to issue 500,000,000 shares of our common stock. As of October 31, 2007, we had 107,957,977 shares of our common stock issued and outstanding, excluding shares issuable upon exercise of our outstanding warrants and options. As of October 31, 2007, we had outstanding 8,512,841 options to purchase shares of our common stock at a weighted exercise price of $0.22 per share and outstanding warrants to purchase 84,380,437 shares of our common stock, with exercise prices ranging from $0.195 to $0.274 per share along with 3,333,333 warrants purchased for $0.149 with an exercise price of $0.001 per share. Pursuant to our 2004 Stock Option Plan, 2,381,525 shares of common stock are reserved for issuance under the plan. Pursuant to our 2005 Stock Option Plan, 5,600,000 shares of common stock are reserved for issuance under the plan. In addition, we have granted 1,001,399 options as non-plan options. To the extent the shares of common stock are issued or options and warrants are exercised, holders of our common stock will experience dilution. In addition, in the event of any future financing of equity securities or securities convertible into or exchangeable for, common stock, holders of our common stock may experience dilution.

Shares eligible for future sale may adversely affect the market.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. The Company’s most recent prospectus covered 109,482,917 issued and outstanding shares of our common stock, which represents approximately 101.4% of our outstanding shares of our common stock as of October 17, 2007. As additional shares of our common stock become available for resale in the public market pursuant to this offering, and otherwise, the supply of our common stock will increase, which could decrease its price. Some or all of the shares of common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares of common stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years.

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

Item 2: Description of Property.

Our corporate offices are currently located at a biotech industrial park located at 675 Rt. 1, Suite B113, North Brunswick, NJ 08902. We have entered into a lease effective June 1, 2005: and certain lease amendments as of November 15, 2005 and a second Lease Amendment as of March 15, 2006 and a third lease amendment as of October 1, 2006 with the New Jersey Economic Development Authority (NJEDA) which will continue on a monthly basis at for two research and development Laboratory units (total of 1,600 s.f.) and two offices (total of 250 s.f.). Our facility will be sufficient for our near term purposes and the facility offers additional space for our foreseeable future. Our monthly payment on this facility is approximately $6,000 per month. The term of the lease expires on May 31, 2008 and upon mutual consent, this lease may be renewed for one year. NJEDA billed the company for a one time Milestone Rent based on raising greater than $1MM but less than $5MM equity raise. The company paid $2,500 for this milestone for the conversion of the debenture into the equity. In the event that our facility should, for any reason, become unavailable, we believe that alternative facilities are available at competitive rates.

Item 3: Legal Proceedings.

We have become aware of a public company, Cerus Corporation, which has issued a press release claiming to have a proprietary Listeria -based approach to a cancer vaccine. We believe that through our exclusive license with Penn of U.S. Patent Nos. 5,830,702, 6,051,237 and 6,565,852, we have earliest known and dominant patent position in the United States for the use of recombinant Listeria monocytogenes expressing proteins or tumor antigens as a vaccine for the treatment of infectious diseases and tumors. Based on searches of publicly available databases, we do not believe that Cerus or The University of California Berkeley (which is where Cerus’ consulting scientist works) or any other third party owns any published Listeria patents or has any issued patent claims that might materially negatively affect our freedom to operate our business as currently contemplated in the field of recombinant Listeria monocytogenes.

Cerus has filed an opposition against European Patent Application Number 0790835 (EP 835 Patent) which was granted by the European Patent Office and which is assigned to The Trustees of the University of Pennsylvania and exclusively licensed to us. Cerus’ allegations in the Opposition are that the EP 835 Patent, which claims a vaccine for inducing a tumor specific antigen with a recombinant live Listeria, is deficient because of (i) insufficient disclosure in the specifications of the granted claims, (ii) the inclusion of additional subject matter in the granted claims, and (iii) a lack of inventive steps of the granted claims of the EP 835 Patent. This patent does not affect the manner in which Advaxis makes or uses it’s vaccine products but would preclude Cerus from using certain metholodies they require.

On November 29, 2006, following oral proceedings, the Opposition Division of the European Patent Office determined that the claims of the patent as granted should be revoked due to lack of inventive step under European Patent Office rules based on certain prior art publications. This decision has no material effect upon our ability to conduct business as currently contemplated.

As of November 20, 2007, Cerus spun its immunotherapy/listeria development effort off into a separate, privately financed company.

We have reviewed the formal written decision and filed an appeal on May 29, 2007. As of December 31, 2007 no ruling has been made. There is no assurance that we will be successful. If such ruling is upheld on appeal, our patent position in Europe may be eroded. The likely result of this decision will be increased competition for us in the European market for recombinant live Listeria based vaccines for tumor specific antigens. Regardless of the outcome, we believe that our freedom to operate in Europe, or any other territory, for recombinant live Listeria based vaccine for tumor specific antigen products will not be diminished.

As of the date hereof, there are no material legal proceedings threatened against us. In the ordinary course of our business we may become subject to litigation regarding our products or our compliance with applicable laws, rules, and regulations.

Item 4: Submission of Matters to a Vote of Security Holders.

NONE

PART II

Item 5: Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Since July 28, 2005, our Common Stock has quoted on the OTC:BB symbol ADXS. The following table shows, for the periods indicated, the high and low sales prices per share of our Common Stock as reported by the OTC:BB. As of December 31, 2007 there were approximately 132 stockholders of record and the closing sale price of Advaxis common stock $0.17 per share as reported by the OTC:BB.

Common Stock

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low
First Quarter November 1-January 31	$0.21	$0.14	$0.27	$0.16
Second Quarter February 1- April 30	$0.54	$0.15	$0.37	$0.21
Third Quarter May 1 -July 31	$0.36	$0.24	$0.30	$0.17
Fourth Quarter August 1, - October 31	$0.27	$0.10	$0.25	$0.13

Item 5(a)

Equity Compensation Plan (1)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,511,442(2)	$0.22	470,083
Equity compensation plans not approved by security holders	1,001,399(3)	$0.143	-
Total	8,512,841		470,083

(1) As of October 31, 2007

(2) The Company’s 2004 and 2005 Stock Option Plan

(3) Options granted outside of plans

Item 6: Management’s Discussion and Analysis or Plan of Operation

This Management’s Discussion and Analysis or Plan of Operation and other portions of this Annual Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking information. Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, product demand, market acceptance and other factors discussed in this Annual Report under the heading “Risk Factors”. This Management’s Discussion and Analysis or Plan of Operation should be read in conjunction with our financial statements and the related notes included elsewhere in this Annual Report.

Overview

We are a biotechnology company utilizing multiple mechanisms of immunity with the intent to develop cancer vaccines that are more effective and safer than existing vaccines. We believe that by using our licensed Listeria System to engineer a live attenuated Listeria monocytogenes bacteria to secrete a protein sequence containing a tumor-specific antigen, we will enable the body’s immune system to process and recognize the antigen as if it were foreign, creating the immune response needed to attack the cancer. The licensed Listeria System, developed at Penn over the past 10 years, provides a scientific basis for believing that this therapeutic approach induces a significant immune response to the tumor. Accordingly, we believe that the Listeria System is a broadly enabling platform technology that can be applied in many cancers, infectious diseases and auto-immune disorders.

Our therapeutic approach is based upon, and we have obtained an exclusive license with respect to, the innovative work of Yvonne Paterson, Ph.D., Professor of Microbiology at Penn involving the creation of genetically engineered Listeria that stimulate the innate immune system and induce an antigen-specific immune response involving humoral and cellular components.

We have focused our initial development efforts on four lead compounds and completed a Phase I/II clinical study of Lovaxin C, a potential cervical cancer vaccine, in the fourth fiscal quarter 2007. See “Item 1. Description of Business - Research and Development Program”.

We were originally incorporated in the state of Colorado on June 5, 1987 under the name Great Expectations, Inc. We were administratively dissolved on January 1, 1997 and reinstated on June 18, 1998 under the name Great Expectations and Associates, Inc. In 1999, we became a reporting company under the Exchange Act, as amended. We were a publicly-traded “shell” company without any business until November 12, 2004, when we acquired Advaxis through the Share Exchange, as a result of which Advaxis become our wholly-owned subsidiary and our sole operating company. We then changed our name to Advaxis. On March 29, 2006, we merged into Advaxis (the subsidiary) and thereby changed our state of incorporation from the state of Colorado to the state of Delaware. For financial reporting purposes, we have treated the Share Exchange as a recapitalization. As a result of the foregoing as well as the fact that the Share Exchange is treated as a recapitalization of Advaxis rather than as a business combination, the historical financial statements of Advaxis became our historical financial statements after the Share Exchange.

On November 12, 2004, December 8, 2004 and January 4, 2005 (the “Three Tranche Private Placement”) we effected a private placement to “accredited investors”, as defined in Rule 501(a) of Regulation D under the Securities Act of an aggregate of 11,334,495 shares of our common stock and warrants to purchase an aggregate of 11,334,495 additional shares for net proceeds of approximately $3,253,000.

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

On February 2, 2006 we sold to Cornell Capital Partners (“Cornell”), $3,000,000 principal amount of our Secured Convertible Debentures due February 1, 2009 ($1,500,000 on February 2, 2006 and $1,500,000 on March 8, 2006) bearing interest at 6% per annum payable at maturity and issued it warrants to purchase 4,500,000 shares or our common stock. The net proceeds were approximately $2,740,000.

A substantial part of our efforts in 2007 consisted of obtaining additional financing in order to continue our research and development efforts. This included taking the following actions:

On August 24, 2007, we issued and sold an aggregate of $600,000 principal amount promissory notes bearing interest at a rate of 12% per annum and warrants to purchase an aggregate of 150,000 shares of our common stock to three investors including Thomas Moore, our Chief Executive Officer. Mr. Moore invested $400,000 and received warrants for the purchase of 100,000 shares of Common Stock. The promissory note and accrued but unpaid interest thereon are convertible at the option of the holder into shares of our common stock upon the closing by the Company of a sale of its equity securities aggregating $3,000,000 or more in gross proceeds to the Company at a conversion rate which shall be the greater of a price at which such equity securities were sold or the price per share of the last reported trade of our common stock on the market on which the common stock is then listed, as quoted by Bloomberg LP. At any time prior to conversion, we have the right to prepay the promissory notes and accrued but unpaid interest thereon.

On October 17, 2007, we effected a private placement to accredited investors for approximately 49,228,334 shares of common stock and warrants to purchase 36,921,250 additional shares. Concurrent with the closing of the private placement, we sold for $1,996,667 to CAMOFI Master LDC and CAMHZN Master LDC an aggregate of (i) 10,000,000 shares of Common Stock, (ii) 10,000,000 $0.20 Warrants, and (iii) 5-year warrants to purchase an additional 3,333,333 shares of Common Stock at a purchase price of $0.001per share. Both warrants provide that they may not be exercised if, following the exercise, the holder will be deemed to be the beneficial owner of more than 9.99% of Registrant’s outstanding shares of Common Stock.

Pursuant to an advisory agreement dated August 1, 2007 with Centrecourt, Centrecourt provided various strategic advisory services to the Company in consideration thereof. The Company paid Centrecourt $328,000 in cash and issued 2,483,333 $0.20 Warrants to Centrecourt, which Centrecourt assigned to the two affiliates.

At the closing of the private placement, we exercised our right under an agreement dated August 23, 2007 with YA Global Investments, L.P. f/k/a Cornell Capital Partners, L.P. (“Yorkville”), to redeem the outstanding $1,700,000 principal amount of our Secured Convertible Debentures due February 1, 2009 owned by Yorkville, and to acquire from Yorkville warrants expiring February 1, 2011 to purchase an aggregate of 4,500,000 shares of Common Stock. We paid an aggregate of (i) $2,289,999 to redeem the debentures at the principal amount plus a 20% premium and accrued and unpaid interest, and (ii) $600,000 to repurchase the warrants.

Plan of Operations

We intend to use a significant portion of the proceeds of the sales described above to conduct a Phase II clinical trial in cervical intraepithelial neoplasia (CIN) using Lovaxin C, one of our lead product candidates in development using our Listeria System. We also have used the funds to further expand our clinical, research and development teams to further develop the product candidates and to expand our manufacturing capabilities and strategic activities. Our corporate staff will be responsible for the general and administrative activities.

During the next 12 to 24 months, we anticipate that our strategic focus will be to achieve several objectives described under “Item 1. Description of Business - Strategy” and as follows:

•	Present our completed Phase I/II clinical study of Lovaxin C which document the practicability of using this agent safely in the therapeutic treatment of cervical cancer;

•	Initiate our Investigational New Drug Application (IND) with the FDA for our Phase II clinical study of Lovaxin C in the therapeutic treatment of CIN;

•	Initiate our Phase II clinical study of Lovaxin C in the therapeutic treatment of cervical intraepithelial neoplasia;

•	Continue the development work necessary to bring Lovaxin P in the therapeutic treatment of prostate cancer into clinical trials, and initiate that trial;

•	Continue the development work necessary to bring Lovaxin B in the therapeutic treatment of breast cancer into clinical trials, and initiate that trial;

•	Continue the pre-clinical development of other product candidates, as well as continue research to expand our technology platform; and

•	Initiate strategic and development collaborations with biotechnology and pharmaceutical companies.

The annual cost to maintain our current staff, overhead and preclinical expense is estimated to be in the range of $2.5 to $3.0 million in fiscal year 2008. We estimate the cost of our current phase II clinical study in therapeutic treatment of CIN to be in the range of $3.0 to $4.0 million for the 12 to 24 month period. Therefore we anticipate our current cash will be adequate to meet our needs through the third fiscal quarter but not over the entire 2008 fiscal year. Our phase II Lovaxin C clinical study is estimated to commence in mid fiscal 2008. We hope to commence the work in prostate and breast cancer in fiscal 2009. The timing and estimated costs of these projects are difficult to predict. In fiscal 2008 our anticipated needs for equipment, personnel and space should not be significant. We do plan on adding a few key employees in fiscal 2008 to address our growing clinical, regulatory and reporting needs.

Overall given the clinical stage of our business our financial needs are driven in large part by the outcomes of clinical trials and preclinical findings. The cost of these clinical trial projects is significant. As a result we will be required to raise additional debt or equity in the near future. If the clinical outcomes are successful and the value of the Company increases it is more than likely we will attempt to accelerate the timing of the required financing and, conversely if the trial or trials aren’t successful we may slow our spending and the timing of additional financing will be deferred. While we will attempt to attract a corporate partnership and grants we have not assumed the receipt of any additional financial resources in our cash planning.

For more information about Penn and commitments see “Item 1. Description of Business - Partnerships and agreements - University of Pennsylvania.”

Accounting Policies; Impact of Growth

Below is a brief description of basic accounting principles which we have adopted in determining our recognition of expenses, as well as a brief description of the effects that our management believes that our anticipated growth will have on our revenues and expenses in the 12 months ended October 31, 2008.

Revenues. We do not anticipate that we will record any material revenues during at least the twelve months ending October 31, 2008. When we recognize revenues, we anticipate that they will be principally grants and licensing fees.

Expenses. We recorded operating expenses for the years ended October 31, 2005, 2006 and 2007 of $2,395,328, $3,481,226 and $4,757,190, respectively.

The preparation of financial statements in accordance with GAAP involves the use of estimates and assumptions that affect the recorded amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ substantially from these estimates. Significant estimates include the fair value and recoverability of the carrying value of intangible assets (trade marks, patents and licenses) the fair value of options, the fair value of embedded conversion features, warrants, recognition of on-going clinical trial, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policy involves significant estimates and judgment. We amortize trademark, license and patent costs over their estimated useful lives. We may be required to adjust these lives based on advances in science and competitor actions. We review the recorded amounts of trademarks, licenses and patents at each period end to determine if their carrying amount is still recoverable based on expectations regarding potential licensing of the intangibles or sales of related products. Such an assessment, in the future, may result in a conclusion that the assets are impaired, with a corresponding charge against earnings.

In accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, revenue from license fees and grants is recognized when the following criteria are met; persuasive evidence an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectability is reasonably assured. In licensing arrangements, delivery does not occur for revenue recognition purposes until the license term begins. Nonrefundable upfront fees received in exchange for products delivered or services performed that do not represent the culmination of a separate earnings process will be deferred and recognized over the term of the agreement using the straight-line method or another method if it better represents the timing and pattern of performance.

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

Research and Development. During the years ended October 31, 2005, 2006 and 2007, we recorded research and development expenses of $1,175,536, $1,404,164 and $2,128,096, respectively. Such expenses were principally comprised of manufacturing scale up and process development, license fees, sponsored research, clinical trial and consulting expenses. We recognize research and development expenses as incurred.

Commencing with the year ending October 31, 2008, we anticipate that our research and development expenses will increase as a result of our expanded development and commercialization efforts related to clinical trials, product development, and development of strategic and other relationships required ultimately for the licensing, manufacture and distribution of our product candidates. We regard four of our product candidates as major research and development projects. The timing, costs and uncertainties of those projects are as follows:

Lovaxin C - Phase I/II & II trial Summary Information (Cervical Cancer & CIN )

•	Cost incurred to date: approximately $2,350,000

•	Estimated future costs: $150,000 Phase I and $3,000,000 - $4,000,000 Phase II

•	Anticipated completion date of Phase II: Fiscal year 2009

•	Uncertainties:

•	the FDA (or relevant foreign regulatory authority) may not approve the study

•	One or more serious adverse events in patients enrolled in the trial

•	difficulty in recruiting patients

•	delays in the program

•	Commencement of material cash flows:

•	Unknown at this stage and dependent upon a licensing deal or pursuant to a marketing collaboration subject to regulatory approval to market and sell the product.

Lovaxin P - Pre Clinical and Phase I Trial Summary Information (Prostate Cancer)

•	Cost incurred to date: $150,000

•	Estimated future costs: $1,500,000

•	Anticipated completion dates: fourth quarter of fiscal 2009 or beyond

•	Risks and uncertainties:

•	Obtaining favorable animal data

•	Proving low toxicity in animals

•	Manufacturing scale up to GMP level

•	FDA (or foreign regulatory authority) may not approve the study

•	The occurrence of a severe or life threatening adverse event in a patient

•	Delays in the program

Lovaxin B - Phase I trial Summary Information (Breast Cancer)

•	Cost incurred to date: $450,000

•	Estimated future costs: $2,000,000

•	Anticipate completion dates: Fiscal 2010 or beyond

•	Risks and uncertainties: See Lovaxin in P (above)

•	Commencement of material cash flows:

•	Unknown at this stage, dependent upon a licensing deal or to a marketing collaboration subject to regulatory approval to market and sell the product.

General and Administrative Expenses. During the years ended October 31, 2005, 2006 and 2007, we recorded general and administrative expenses of $1,219,792, $2,077,062 and $2,629,094, respectively. General and administrative costs primarily include the salaries and expenses for executive, consultants, finance, facilities, insurances, accounting and legal assistance, as well as other corporate and administrative functions that serve to support Advaxis’ current and our future operations and provide an infrastructure to support this anticipated future growth. For the year ending October 31, 2008 and beyond, we anticipate that our general and administrative costs will increase significantly due to the increased compliance requirements, including, without limitation, legal, accounting, and insurance expenses, to comply with periodic reporting and other regulations applicable to public companies.

Other Income (Expense). During the years ended October 31, 2005, 2006 and 2007 we recorded interest expense ($7,307), ($437,299) and ($607,193), respectively. Interest expense, relates primarily to our then outstanding secured convertible debenture commencing at the closing dates of our Two Tranche Private Placement on February 2 and March 8, 2006 extinguished on October 17, 2007. During the years ended October 31, 2005, 2006 and 2007 we recorded interest income of $43,978, $90,899 and $63,407, respectively, earned on investments. As of October 17, 2007, the extinguishment date, the changes due to the fair market value of common stock warrants and embedded derivative was recorded as a $1,159,846 gain compared to a $(2,802,078) loss recorded as of October 31, 2006. Due to the eliminations of the convertible debenture, we also recorded a gain on extinguishment of the Debenture of $1,212,510 in addition to $319,967 gain on retirement of a note with Penn totaling $1,532,477. For fiscal 2008, we anticipate minimal interest expense and increased interest income due to the elimination of the convertible debenture and additional cash investment.

Recently Issued Accounting Pronouncements.

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company will be required to adopt the provisions of FIN 48 beginning in fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings as well as requiring additional disclosures. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. This statement does not require any new fair value measurement, but it provides guidance on how to measure fair value under other accounting pronouncements. SFAS No. 157 also establishes a fair value hierarchy to classify the source of information used in fair value measurements. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad categories. This standard is effective for the Company beginning in fiscal 2009 . The Company is currently evaluating the impact of this pronouncement on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The election to measure the financial instrument at fair value is made on an instrument-by-instrument basis for the entire instrument, with few exceptions, and is irreversible. SFAS No. 159 is effective for the Company beginning in the fiscal year ending October 31, 2009. The Company is currently evaluating the impact of this pronouncement on its financial statements.

Results of Operations

Year Ended October 31, 2007 Compared to the Year Ended October 31, 2006

Revenue. Our revenue decreased by $277,760, or 64%, from $431,961 for the year ended October 31, 2006 to $154,201 for the year ended October 31, 2007 primarily due to the completion of the HER-2 SBIR, FUSION and FLAIR grants in fiscal 2006 partially offset by a new grant and the continuation of a State of New Jersey grant.

Research and Development Expenses. Research and development expenses increased by $723,932, or 52%, from $1,404,164 for the twelve months ended October 31, 2006 to $2,128,096 for the twelve months ended October 31, 2007. This increase was principally attributable to the following:

•
Clinical trial expenses decreased $20,132, or 5%, from $421,915 to $401,783 due to the higher start-up expenses of our clinical trial in March 2006 partially offset by the lower expenses incurred at the end of the trial in fiscal 2007.

•
Wages, salaries and related lab costs increased by $183,650, or 31%, from $600,329 to $783,979 principally due to adding one research and development staff at the end of fiscal 2006 and a higher bonus payment in fiscal 2007.

•
IND/NDA and developmental consulting expenses increased $130,466 or 293% from $44,494 to $174,960 primarily due to costs related to the preparation to file an IND and establishing the Phase II clinical trial protocol.

•	Subcontracted expenses increased by $51,220, or 21%, from $249,315 to $300,535 reflecting the additional subcontract work performed by Dr. Paterson, pursuant to certain grants.

•
Manufacturing expenses increased $327,625, or 1253%, from $26,155 to $353,780; primarily the result of the fiscal 2007 manufacturing program in anticipation of the Lovaxin C Phase II clinical trial planned in fiscal 2008.

•
Toxicology study expenses increased $30,722, or 92%, from $33,558 to $64,280; principally as a result of the initiation of additional toxicology studies by Pharm Olam in connection with our Lovaxin C clinical trial in anticipation of our IND filing in fiscal 2008.

General and Administrative Expenses. General and administrative expenses increased by $552,032, or 27%, from $2,077,062 for the year ended October 31, 2006 to $2,629,094 for the year ended October 31, 2007, primarily attributable to the following:

•
Wages, option expense and benefits increased by $453,409 or 119% from $382,526 to $835,935 primarily due to hiring a CEO in fiscal 2007 previously filled by a consultant (LVEP) these costs did not occur in the fiscal 2006.

•	All other costs increased by $84,319 or 24% from $354,042 to $438,361 primarily due to higher depreciation expense, insurance, accounting and other operating costs.

•
Consulting fees and related expenses decreased by $86,813, or 104%, from $885,349 for the twelve months ended October 31, 2006 to $798,536 for the same period in 2007 arising from a lower bonus expense and consulting fees primarily for LVEP (prior Chief Executive Officer) and consultants partially offset by a $251,269 increase in option expense due to accelerated vesting of the previous CEO options (LVEP).

•
A decrease in legal fees and public relations expenses of $23,666, or 5%, from $441,621 for the twelve-months ended October 31, 2006 to $417,955 for the same period in 2007, primarily as a result of lower legal costs.

•	Conference expenses increased by $124,779 or 922% from $13,527 to $138,306 due to increased fund raising activities and communication efforts.

Other Income (expense). Other Income (expense) improved by $5,297,014 from ($3,148,478) recorded as expense for the twelve months ended October 31, 2006 to $2,148,536 recorded as income for the twelve months ended October 31, 2007. The breakdown is as follows:

•	Interest income earned on investments decreased by $27,492 in fiscal year 2007 from $90,899 in fiscal year 2006 to $63,407 in 2007.

•
Gain on Note Retirements in the fiscal year 2007 totaled $1,532,477 compared to no gain recorded in fiscal 2006. There were two gains; the first was a gain due to the amendment and restatement of a license agreement that involved a note with Penn of $319,967 which was forgiven as well as a gain recorded on the early extinguishment of the Debentures with Cornell Partners of $1,212,510. In the case of the debentures, the reacquisition price was less than the net carrying value and therefore a gain on extinguishment was recorded.

•
Change in fair value of common stock warrants & embedded derivatives recorded in fiscal 2007 improved by $3,961,924 from an expense recorded in fiscal 2006 of ($2,802,078) to income of $1,159,846 in fiscal year 2007. This change primarily resulted from this early extinguishment of the debenture on October 17, 2007 and a decrease in fair value as recorded in fiscal 2007 compared to fiscal 2006.

•
Interest expense increased by $169,894, or 39% from fiscal year 2006 of ($437,299) to ($607,193) for fiscal year 2007. Interest expense, relates primarily to our then outstanding secured convertible debenture that commenced at the closing dates of February 2 and March 8, 2006 and were extinguished on October 17, 2007.

No provision for income taxes was made for the year ended October 31, 2006 or 2007 due to significant tax losses during and prior to such periods.

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

Research and Development Expenses. Research and development expenses increased by $228,628, or 19%, from $1,175,536 for the twelve months ended October 31, 2005 to $1,404,164 for the twelve months ended October 31, 2006. This increase was principally attributable to the following:

•	Clinical trial expenses increased $328,389, or 351%, from $93,525 to $421,915 due to the start-up of our clinical trial in March 2006.

•	Wages, salaries and related lab costs increased by $409,542, or 215%, from $190,804 to $600,329 principally due to our expanded research and development staffing in early 2006.

•	Subcontracted expenses increased by $107,949, or 76.3%, from $141,366 to $249,315 reflecting the additional subcontract work performed by Dr. Paterson at Penn, pursuant to certain grants.

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

Liquidity and capital resources

At October 31, 2005, 2006 and 2007, our cash was $2,075,206, $2,761,166 and $4,041,984 we had working capital of $1,365,742, $1,254,651 and $3,069,172, respectively.

To date, our principal source of liquidity has been cash provided by private placements of our securities. Some of these offerings have been structured so as to be exempt from the prospectus delivery requirements under the Securities Act. Principal uses of our cash have been to support research and development, clinical study, financing and working capital. We anticipate these uses will continue to be our principal uses in the future.

On November 12, 2004, we acquired Advaxis, Inc., a Delaware corporation through the Share Exchange. The transaction was accounted for as a recapitalization. Accordingly, the historical financial statements of Advaxis are our financial statements for reporting purposes. Advaxis, Inc has changed its fiscal year to the year ended October 31st and as a result is providing herein its audited financial statements for the years ended October 31, 2006 and 2007.

Although we believe that the net proceeds received by us from the October 17, 2007 private placement will be sufficient to finance our currently planned operations through the third fiscal quarter 2008 , they will not be sufficient to meet the full fiscal year 2008 nor our longer-term cash requirements or our cash requirements for the commercialization of any of our existing or future product candidates. We will be required to sell equity or debt securities or to enter into other financial arrangements, including relationships with corporate and other partners, in order to raise additional capital. Depending upon market conditions, we may not be successful in raising sufficient additional capital for our long-term requirements. In such event, our business, prospects, financial condition and results of operations could be materially adversely affected. The accompanying financial statements have been prepared assuming the Company will continue as a going concern, The Company has suffered losses that raise substantial doubt about its ability to continue as a going concern, The financial statement do not include any adjustments that might result from the outcome of this uncertainty.

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

Pursuant to a Securities Purchase Agreement dated February 2, 2006 and March 8, 2006 we sold to Cornell $3,000,000 principal amount of our 6% Secured Convertible Debentures due February 1, 2009 (the “Debentures”) at face amount (before commissions and related fees of $260,000), along with five year A Warrants to purchase 4,200,000 shares of common stock at the price of $0.287 per share and five year B Warrants to purchase 300,000 shares of common stock at a price of $0.3444 per share.

The 6% per annum interest due at maturity was charged to expense. The investment-banking fee paid to Yorkville Advisors in connection with the Debentures in the amount of $240,000 was charged, in view its relationship with Cornell, as additional interest expense over the three-year term of the Debentures. The remaining transaction fees of $20,000 was capitalized.

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

On October 17, 2007, pursuant to a Securities Purchase Agreement, we completed a private placement resulting in $7,384,235 in gross proceeds, pursuant to which we sold 49,228,334 shares of common stock at a purchase price of $0.15 per share solely to institutional and accredited investors and warrants to purchase 36,921,250 additional shares at a purchase price of $0.20 per share. Each investor received a five-year warrant to purchase an amount of shares of common stock that equals 75% of the number of shares of common stock purchased by such investor in the offering. Concurrent with the closing of the private placement, we sold for $1,996,666 to CAMOFI Master LDC and CAMHZN Master LDC an aggregate of (i) 10,000,000 shares of Common Stock, (ii) 10,000,000 $0.20 Warrants, and (iii) 5-year warrants to purchase an additional 3,333,333 shares of Common Stock at a purchase price of $0.001 per share. Both warrants provide that they may not be exercised if, following the exercise, the holder will be deemed to be the beneficial owner of more than 9.99% of Registrant’s outstanding shares of Common Stock.

Pursuant to an advisory agreement dated August 1, 2007 with Centrecourt, Centrecourt provided various strategic advisory services to the Company in consideration thereof. Registrant paid Centrecourt $328,000 in cash and issued 2,483,333 $0.20 Warrants to Centrecourt, which Centrecourt assigned to the two affiliates.

At the closing of the private placement, we exercised our right under an agreement dated August 23, 2007 with YA Global Investments, L.P. f/k/a Cornell Capital Partners, L.P. (“Yorkville”), to redeem the outstanding $1,700,000 principal amount of our Secured Convertible Debentures due February 1, 2009 owned by Yorkville, and to acquire from Yorkville warrants expiring February 1, 2011 to purchase an aggregate of 4,500,000 shares of Common Stock. We paid an aggregate of (i) $2,289,999 to redeem the debentures at the principal amount plus a 20% premium and accrued and unpaid interest, and (ii) $600,000 to repurchase the warrants. As a result the Company recorded a gain on retirement in October 2007 of $1,221,510. As of October 17, 2007 after giving the effect of interest, amortization, fair value changes of the common stock warrants and the embedded derivative the net carrying value of the deferred commissions asset was $63,728, embedded derivative liability was $1,640,207, common stock warrant liability was $729,840 and the discount on the value of the note of $217,537.

We are party to a license agreement, dated July 1, 2002 (effective date), as amended and restated, between Advaxis and The Trustees of the University of Pennsylvania.

For more information about Penn and commitments see “Item 1. Description of Business - Partnerships and agreements - University of Pennsylvania.”

For a description of material employment agreements to which we are party, see “Item 12. Certain Relationships and Related Party Transactions”.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP involves the use of estimates and assumptions that affect the recorded amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ substantially from these estimates. Significant estimates include the fair value and recoverability of carrying value of intangible asset (trademarks, patents and licenses) the fair value of options, the fair value of embedded conversions features, warrants, recognition of on-going clinical trial, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Intangible assets consist of trademarks, patents, and licenses which are amortized on a straight-line basis over their remaining useful lives, which are estimated to be twenty years Capitalized license costs represent the value assigned to the Company’s 20 year exclusive worldwide license with the University of Pennsylvania. The value of the license is based on management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future uses. This license includes the exclusive right to exploit 12 issued and 46 pending patents. As of October 31, 2007, capitalized costs associated with patents filed and granted are estimated to be $440,000 and the estimated costs associated with patents pending are estimated to be $719,000. The expirations of the existing patents range from 2014 to 2020. Capitalized costs associated with patent applications that are abandoned are charged to expense when the determination is made not to pursue the application. Amortization expense for licensed technology and capitalized patent cost is included in general and administrative cost. There have been no patent applications abandoned and charged to expense in the current or prior year that were material in value.

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

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. Among other matters, that statement provides that where a company is required to bifurcate a derivative from its host contract, the company may irrevocably elect to initially and subsequently measure that hybrid financial instrument in its entirety at fair value, with changes in fair value recognized in operations. The statement is effective for financial instruments issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements [or] any interim period for that fiscal year.

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

Off-Balance Sheet Arrangement

The Company is obligated under a non-cancelable operating lease for laboratory and office space expiring in May 31, 2008 with aggregate future minimum payments due amounting to $40,348.

Item 7: Financial Statements

ADVAXIS, INC.

FINANCIAL STATEMENTS

INDEX

Page
Advaxis, Inc.

Report of Independent Registered Public Accounting Firm	47

Balance Sheet as of October 31, 2007	49

Statements of Operations for the years ended October 31, 2006 and 2007 and the period from
March 1, 2002 (Inception) to October 31, 2007	50

Statements of Stockholders’ Equity (Deficiency) for the Period from March 1, 2002 (Inception) to
October 31, 2007	51

Statements of Cash Flows for the years ended October 31, 2006 and 2007 and the period from
March 1, 2002 (Inception) to October 31, 2007	52

Notes to the Financial Statements	54

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Advaxis, Inc.

We have audited the balance sheet of Advaxis, Inc. (a development stage company) as of October 31, 2007, and the related statements of operations, shareholders ’ equity (deficiency) and cash flows for the year then ended and the amounts included in the cumulative columns in the statements of operations and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advaxis, Inc. as of October 31, 2007 and the results of its operations and its cash flows for year then ended and the amounts included in the cumulative columns in the statement of operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MCGLADREY & PULLEN LLP
New York, NY

January 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Advaxis, Inc.

We have audited the accompanying statements of operations, shareholders' equity (deficiency), and cash flows of Advaxis, Inc. (a development stage company) for the year ended October 31, 2006 and the period included in the cumulative columns from March 1, 2002 (inception) to October 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Advaxis, Inc. for the year ended October 31, 2006 and the period from March 1, 2002 (inception) to October 31, 2006 in conformity with United States generally accepted accounting principles.

As disclosed in Note 2, the Company changed its method of accounting for stock-based compensation, effective November 1, 2005.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

December 11, 2006

ADVAXIS, INC.
(A Development Stage Company)
Balance Sheet

October 31, 2007
ASSETS
Current Assets:
Cash	$4,041,984
Prepaid expenses	199,917
Total Current Assets	4,241,901

Property and Equipment (net of accumulated depreciation of $55,953)	116,442
Intangible Assets (net of accumulated amortization of $149,132)	1,098,135
Other Assets	3,876

TOTAL ASSETS	$5,460,354

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$787,297
Accrued expenses	305,023
Notes payable - current portion	80,409
Total Current Liabilities	1,172,729

Notes payable - net of current portion	19,646
Total Liabilities	$1,192,375

Shareholders’ Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-
Common Stock - $0.001 par value; authorized 500,000,000 shares, issued and outstanding 107,957,777	107,957
Additional Paid-In Capital	16,276,648
Deficit accumulated during the development stage	(12,116,626)
Total Shareholders' Equity	4,267,979
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$5,460,354

The accompanying notes and the report of independent registered public accounting firm should be read in conjunction with the financial statements.

ADVAXIS, INC.
(A Development Stage Company)
Statement of Operations

	Year Ended October 31,	Year Ended October 31,	Period from March 1, 2002 (Inception) to October 31,
	2006	2007	2007

Revenue	$431,961	$154,201	$1,259,436
Research & Development Expenses	1,404,164	2,128,096	5,376,144
General & Administrative Expenses	2,077,062	2,629,094	6,972,887
Total Operating expenses	3,481,226	4,757,190	12,349,031
Loss from Operations	(3,049,265)	(4,602,989)	(11,089,595)
Other Income (expense):
Interest expense	(437,299)	(607,193)	(1,073,220)
Other Income	90,899	63,406	199,828
Gain on note retirement	-	1,532,477	1,532,477
Net changes in fair value of common stock warrant liability and embedded derivative liability	(2,802,078)	1,159,846	(1,642,232)
Net loss	(6,197,744)	(2,454,453)	(12,072,742)
Dividends attributable to preferred shares			43,884
Net loss applicable to Common Stock	$(6,197,744)	$(2,454,453)	$(12,116,626)
Net loss per share, basic and diluted	$(0.16)	$(0.05)
Weighted average number of shares outstanding basic and diluted	38,646,769	46,682,291

The accompanying notes and the report of independent registered public accounting firm should be read in conjunction with the financial statements.

ADVAXIS, INC.
(a development stage company)
STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
Period from March 1, 2002 (inception) to October 31, 2007

	Preferred Stock		Common Stock			Deficit Accumulated
	Number of Shares of Outstanding	Amount	Number of shares of outstanding	Amount	Additional Paid-in Capital	During the Development Stage	Shareholders’ Equity (Deficiency)
Preferred stock issued	3,418	$235,000					$235,000
Common Stock Issued			40,000	$40	$(40)
Options granted to consultants and professionals					10,493		10,493
Net Loss						(166,936)	(166,936)
Retroactive restatement to reflect re-capitalization on Nov. 12, 2004	(3,481)	(235,000)	15,557,723	15,558	219,442
Balance at December 31, 2002			15,597,723	$15,598	$229,895	$(166,936)	$78,557

Note payable converted into preferred stock	232	15,969					15,969
Options granted to consultants and professionals					8,484		8,484
Net loss						(909,745)	(909,745)
Retroactive restatement to reflect re-capitalization on Nov. 12, 2004	(232)	(15,969)			15,969
Balance at December 31, 2003			15,597,723	$15,598	$254,348	$(1,076,681)	$(806,735)

Stock dividend on preferred stock	638	43,884				(43,884)
Net loss						(538,076)	(538,076)
Options granted to consultants and professionals					5,315		5,315
Retroactive restatement to reflect re-capitalization on Nov. 12, 2004	(638)	(43,884)			43,884
Balance at October 31, 2004			15,597,723	$15,598	$303,547	$(1,658,641)	$(1,339,496)

Common Stock issued to Placement Agent on re-capitalization			752,600	753	(753)
Effect of re-capitalization			752,600	753	(753)
Options granted to consultants and professionals					64,924		64,924
Conversion of Note payable to Common Stock			2,136,441	2,136	611,022		613,158
Issuance of Common Stock for cash, net of shares to Placement Agent			17,450,693	17,451	4,335,549		4,353,000
Issuance of common stock to consultants			586,970	587	166,190		166,777
Issuance of common stock in connection with the registration statement			409,401	408	117,090		117,498
Issuance costs					(329,673)		(329,673)
Net loss						(1,805,789)	(1,805,789)
Restatement to reflect re- capitalization on Nov. 12, 2004 including cash paid of $44,940					(88,824)		(88,824)
Balance at October 31, 2005			37,686,428	$37,686	$5,178,319	$(3,464,430)	$1,751,575

Options granted to consultants and professionals					172,831		172,831
Options granted to employees and directors					71,667		71,667
Conversion of debenture to Common Stock			1,766,902	1,767	298,233		300,000
Issuance of Common Stock to employees and directors			229,422	229	54,629		54,858
Issuance of common stock to consultants			556,240	557	139,114		139,674
Net loss						(6,197,744)	(6,197,744)
Balance at October 31, 2006			40,238,992	40,239	5,914,793	(9,662,173)	(3,707,141)

Common Stock issued			55,226,334	55,228	8,725,674		8,780,902
Offering Expenses					(2,243,535)		(2,243,535)
Options granted to consultants and professionals					268,577		268,577
Options granted to employees and directors					222,501		222,501
Conversion of debenture to Common Stock			10,974,202	10,974	1,593,026		1,600,000
Issuance of Common Stock to employees and directors			446,417	416	73,384		73,800
Issuance of common stock to consultants			1,100,001	1,100	220,678		221,778
Warrants issued on conjunction with issuance of common stock					1,505,550		1,505,550
Net loss						(2,454,453)	(2,454,453)
Balance at October 31, 2007			107,957,977	$107,957	$16,276,648	$(12,116,626)	$4,267,979

The accompanying notes and the report of independent registered public accounting firm should be read in conjunction with the financial statements.

ADVAXIS, INC.
(A Development Stage Company)
Statement of Cash Flows

			Period from
			March 1
			2002
	Year ended	Year ended	(Inception) to
	October 31,	October 31,	October 31,
	2006	2007	2007
OPERATING ACTIVITIES
Net loss	$(6,197,744)	$(2,454,453)	$(12,072,742)
Adjustments to reconcile net loss
to net cash used in operating activities:
Non-cash charges to consultants and employees for options and stock	439,027	786,656	1,497,866
Amortization of deferred financing costs	82,313	177,687	260,000
Non-cash interest expense	230,218	280,060	510,278
Loss (Gain) on change in value of warrants and embedded derivative	2,802,078	(1,159,846)	1,642,232
Value of penalty shares issued	-	-	117,498
Depreciation expense	17,009	31,512	55,953
Amortization expense of intangibles	45,068	54,577	152,303
Gain on note retirement	-	(1,532,477)	(1,532,477)
(Increase) decrease in prepaid expenses	(38,100)	(161,817)	(199,917)
Decrease (increase) in other assets	-	724	(3,876)
Increase in accounts payable	158,335	99,076	1,224,503
Increase (decrease) in accrued expenses	522,467	(217,444)	288,834
Increase (Decrease) in interest payable	123,934	(117,951)	18,291
(Decrease) in Deferred Revenue	20,350	(20,350)	-
Net cash used in operating activities	(1,795,045)	(4,234,046)	(8,041,254)
INVESTING ACTIVITIES
Cash paid on acquisition of Great Expectations	-	-	(44,940)
Purchase of property and equipment	(8,606)	(37,632)	(126,815)
Cost of intangible assets	(250,389)	(358,336)	(1,325,390)
Net cash used in Investing Activities	(258,995)	(395,968)	(1,497,145)
FINANCING ACTIVITIES
Proceeds from (repayment of) convertible secured debenture	3,000,000	(2,040,000)	960,000
Cash paid for deferred financing costs	(260,000)	-	(260,000)
Proceeds from notes payable	-	600,000	1,271,224
Payment on notes payable	-	(92,087)	(92,087)
Net proceeds of issuance of Preferred Stock	-	-	235,000
Payment on cancellation of Warrants	-	(600,000)	(600,000)
Net proceeds of issuance of Common Stock	-	8,042,917	12,066,244
Net cash provided by Financing Activities	2,740,000	5,910,830	13,580,381
Net increase in cash	685,960	1,280,818	4,041,984
Cash at beginning of period	2,075,206	2,761,166	-
Cash at end of period	$2,761,166	4,041,984	$4,041,984

The accompanying notes and the report of independent registered public accounting firm should be read in conjunction with the financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities

			Period from
			March 1, 2002
	Year ended	Year ended	(Inception) to
	October 31,	October 31,	October 31,
	2006	2007	2007
Equipment acquired under notes payable	$-	$45,580	$45,580
Common Stock issued to Founders	$-	$-	$40
Notes payable and accrued interest converted to Preferred Stock	$-	$-	$15,969
Stock dividend on Preferred Stock	$-	$-	$43,884
Notes payable and accrued interest converted to Common Stock	$300,000	$1,600,000	$2,513,158
Intangible assets acquired with notes payable	$-	$-	$360,000
Debt discount in connection with recording the original value of the embedded derivative liability	$512,865	$-	$512,865
Allocation of the original secured convertible debentures to warrants	$214,950	$-	$214,950
Warrants issued in connection with issuance of Common Stock	$-	$1,505,550	$1,505,550

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

The preparation of financial statements in accordance with GAAP involves the use of estimates and assumptions that affect the recorded amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ substantially from these estimates. Significant estimates include the fair value and recoverability of the carrying value of intangible assets (trade marks, patents and licenses) the fair value of options, the fair value of embedded conversion features, warrants, recognition of on-going clinical trial, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

As shown in the financial statements, the Company has incurred losses from operations. These losses are expected to continue for an extended period of time. We believe that the net proceeds received by us from the Private Placement and the private offerings will not be sufficient to finance our currently planned operations for approximately the next 12 months and they will not be sufficient to meet our longer-term cash requirements or our cash requirements for the commercialization of any of our existing or future product candidates. We will be required to issue equity or debt securities or to enter into other financial arrangements, including relationships with corporate and other partners, in order to raise additional capital. Depending upon market conditions, we may not be successful in raising sufficient additional capital for our long-term requirements. In such event, our business, prospects, financial condition and results of operations could be materially adversely affected. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered losses that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, revenue from license fees and grants is recognized when the following criteria are met; persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. In licensing arrangements, delivery does not occur for revenue recognition purposes until the license term begins. Nonrefundable upfront fees received in exchange for products delivered or services performed that do not represent the culmination of a separate earnings process will be deferred and recognized over the term of the agreement using the straight line method or another method if it better represents the timing and pattern of performance. Since its inception and through October 31, 2007, all of the Company’s revenues have been from grants. For the year ended October 31, 2007 all of the Company’s revenues were received from two grants. For the year ended October 31, 2006, all of the Company’s revenue was received from four grants.

For revenue contracts that contain multiple elements, the Company will determine whether the contract includes multiple units of accounting in accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverable. Under that guidance, revenue arrangements with multiple deliverables are divided into separate units of accounting if the delivered item has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered item.

The Company maintains its cash in bank deposit accounts (money market) that at times exceed federally insured limits.

Intangible assets, which consist primarily of legal costs in obtaining trademarks, patents and licenses and are being amortized on a straight-line basis over 20 years.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition exceeds its carrying amount. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. Our cash flow projections related to these underlying assets far exceed the book value recorded as of October 31, 2007 for $1,098,135 net assets recorded on the balance sheet for trademarks, patents and licenses related to Lovaxin C, B, P and other products in research and development. However, if a competitor were to gain FDA approval for a treatment before us or if future clinical trials fail to meet the targeted endpoints, we would likely record an impairment related to these assets. In addition, if an application is rejected or fails to be issued we would record an impairment of its estimated book value.

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the periods. Diluted earnings per share gives effect to dilutive options, warrants, convertible debt and other potential common stock outstanding during the period. Therefore, the impact of the potential common stock resulting from warrants and outstanding stock options are not included in the computation of diluted loss per share, as the effect would be anti-dilutive. The table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share

	October 31, 2007	October 31, 2006
Warrants	87,713,770	25,009,220
Stock Options	8,512,841	6,959,077
Convertible Debt (1.)	-	14,210,526
Total	96,226,611	46,178,823

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company will adopt the provisions of FIN 48 for fiscal year beginning November 1, 2007. We do not expect that FIN 48 will have a material effect on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. This statement does not require any new fair value measurement, but it provides guidance on how to measure fair value under other accounting pronouncements. SFAS No. 157 also establishes a fair value hierarchy to classify the source of information used in fair value measurements. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad categories. This standard is effective for the Company beginning fiscal year ending October 31, 2009. The Company is currently evaluating the impact of this pronouncement on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The election to measure the financial instrument at fair value is made on an instrument-by-instrument basis for the entire instrument, with few exceptions, and is irreversible. SFAS No. 159 is effective for the fiscal year ending October 31, 2009. The Company is currently evaluating the impact of this pronouncement on its financial statements.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of November 1, 2005, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s Financial Statements for prior periods were not restated to reflect, and do not include the impact of SFAS 123(R). Stock-based compensation expense for fiscal years ended October 31, 2007 and 2006 was $222,051 and $71,667 respectively which consists of stock-based compensation expense related to employee and director stock options.

The Company began recognizing expense in an amount equal to the fair value of share-based payments (stock option awards) on their date of grant, over the requisite service period of the awards (usually the vesting period). Under the modified prospective method, compensation expense for the Company is recognized for all share based payments granted and vested on or after November 1, 2005 and all awards granted to employees prior to November 1, 2005 that were unvested on that date but vested in the period over the requisite service periods in the Company’s Statement of Operations. Prior to the adoption of the fair value method, the Company accounted for stock-based compensation to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Therefore, compensation expense related to employee stock options was not reflected in operating expenses in any period prior to the fiscal year of 2006 and prior period results have not been restated. Since the date of inception to October 31, 2005 had the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of SFAS No. 123, Stock Option Expense would have totaled $328,176 for the period March 1, 2002 (date of inception) to October 31, 2007, and the effect on the Company’s net loss would have been as follows:

March 1, 2002 (date of inception) to October 31, 2007
Net Loss as reported	$(12,072,742)
Add: Stock based option expense included in recorded net loss	89,217
Deduct stock option compensation expense determined under fair value based method	(328,176)
Adjusted Net Loss	$(12,311,701)

The fair value of each option granted from the Company’s stock option plans during the years ended October 31, 2006 and 2007 was estimated on the date of grant using the Black-Scholes option-pricing model. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s Common Stock price, (ii) the periods of time over which employees and Board Directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on the Company’s Common Stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives. Expected volatility for a development stage biotechnology company is very difficult to estimate as such; the company considered several factors in computing volatility. The company used their own historical volatility in determining the volatility to be used. Expected lives are based on contractual terms given the early stage of the business, lack of intrinsic value and significant future dilution along typical of early stage biotech. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.

	Year Ended	Year Ended
	October 31, 2006	October 31, 2007
Expected volatility	127.37%	119.0%
Expected Life	7.7 years	7.0 years
Dividend yield	0	0
Risk-free interest rate	4.6%	4.3%

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that vested during the period. Stock-based compensation expense for the twelve months ended October 31, 2007 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to October 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment awards to be recognized using the straight line method over the requisite service period. As stock-based compensation expense for the twelve months of 2006 and 2007 is based on awards granted and vested, it has been reduced for estimated forfeitures (4.4%). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Warrant Expense

On or about the October 17, 2007 the closing date of the private placement the following transactions took place.

Pursuant to the related Placement Agency Agreement with Carter Securities, LLC, the Company paid the placement agent $354,439 in cash commissions and reimbursement of expenses and issued to it 2,949,333 warrants exercisable at $0.20 per share . The fair value of the warrants is estimated to be $574,235. The fair value of the warrants was calculated using the black-scholes valuation model with the following assumptions: 2,949,333 warrants, market price of common stock on the date of sale of $0.23 per share October 17, 2007,, exercise price of $0.20, risk-free interest rate of 4.16%, expected volatility of 119% and expected life of 5 years. The value of the warrants and cash are included in APIC as a reduction to net proceeds from the October 2007 private placement.

In accordance with a consulting agreement with Centrecourt Asset Management they were paid $328,000 in cash commissions and issued 2,483,333 warrants exercisable at $0.20 per share. The fair value of the warrants is estimated to be $483,505. The fair value of the warrants was calculated using the black-scholes valuation model with the following assumptions: 2,483,333 warrants, market price of common stock on the date of sale of $0.23 per share on October 17, 2007, an exercise price of $0.20, risk-free interest rate of 4.16%, expected volatility of 119% and expected life of 5 years. The value of the warrants and one half of the cash was included in APIC as a reduction to net proceeds from the October 2007 private placement. The other half of the cash was recorded as prepaid expense for advisory consulting services to be amortized over the balance of the term of the one- year agreement.

In accordance with a consulting agreement with BridgeVentures they were paid $51,427 in cash commissions and issued 800,000 warrants exercisable at $0.20 per share. The fair value of the warrants is estimated to be $155,760. The fair value of the warrants was calculated using the black-scholes valuation model with the following assumptions: 800,000 warrants, market price of common stock on the date of sale of $0.23 per share on October 17, 2007, an exercise price of $0.20, risk-free interest rate of 4.16%, expected volatility of 119% and expected life of 5 years. The value of the warrants and the cash was included in APIC as a reduction to net proceeds from the October 2007 private placement. The future consulting payments of cash will recorded as consulting expense for advisory consulting services over the balance of the agreement.

In accordance with a consulting agreement with Dr. Filer, he was issued 1,500,000 warrants exercisable at $0.20 per share. The fair value of the warrants is estimated to be $292,050. The fair value of the warrants was calculated using the black-scholes valuation model with the following assumptions: 1,500,000 warrants, market price of common stock on the date of sale of $0.23 per share on October 17, 2007, an exercise price of $0.20, risk-free interest rate of 4.16%, expected volatility of 119% and expected life of 5 years. The value of the warrants was included in APIC as a reduction to net proceeds from the October 2007 private placement. He receives a monthly fee of $5,000 for consulting recorded as consulting expense for advisory consulting services over the balance of the agreement.

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

3. INTANGIBLE ASSETS:

Intangible assets consist of trademarks, patents, and licenses which are amortized on a straight-line basis over their remaining useful lives, which are estimated to be twenty years. Capitalized license costs represent the value assigned to the Company’s 20 year exclusive worldwide license with the University of Pennsylvania. The value of the license is based on management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future uses. This license includes the exclusive right to exploit 12 issued and 46 pending patents. As of October 31, 2007, capitalized costs associated with patents filed and granted are estimated to be $440,000 and the estimated costs associated with patents pending are estimated to be $719,000. The expirations of the existing patents issued range from 2014 to 2020. Capitalized costs associated with patent applications that are abandoned are charged to expense when the determination is made not to pursue the application. Amortization expense for licensed technology and capitalized patent cost is included in general and administrative cost. There have been no patent applications abandoned and charged to expense in the current or prior year that were material in value.

Intangible assets consist of the following at October 31, 2007.

Trademarks	$87,857
Patents	663,283
License	496,127
Less: Accumulated Amortization	(149,132)

$1,098,135

Estimated amortization expense is as follows:

Year ending October 31,
2008	$58,000
2009	58,000
2010	58,000
2011	58,000
2012	58,000

Amortization expense of intangibles amounted to $54,577 and $45,068 for the year ended October 31, 2007 and 2006, respectively

4. ACCRUED EXPENSES:

  The following table represents the major components of accrued expenses:

Salaries and other compensation	$182,737
Consulting	84,619
Clinical Research Organization	37,667
$305,023

5. NOTES PAYABLE:

Notes payable consist of the following at October 31, 2007:

Two notes payable with interest at 8% per annum, due on December 17, 2008. The lender has served notice demanding repayment on the due date pursuant to the November 2004 recapitalization and financing agreement	$65,577
Installment purchase agreement on equipment with interest at 11.75% per annum	34,478
Total	100,055
Less current portion	(80,409)
$19,646

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

Debenture Accounting

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

The Company continued to measure the fair value of the warrants and embedded conversion features at each reporting date using the Black-Scholes valuation model based on the current assumptions at that point in time. This calculation has resulted in a fair market value significantly different than the previous reporting period. The increase or decrease in the fair market value of the warrants and embedded conversion feature at each period results in a non-cash income or loss to the other income or loss line item in the Statement of Operations along with a corresponding change in liability.

The Company was required to measure the fair value of the warrants calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished. On October 31, 2006 the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 4,200,000 warrants at market price of common stock on the date of sale of $0.20 per share, exercise price of $0.287 and (ii) 300,000 warrants at the market price of common stock of $0.20 per share, exercise price of $0.3444 both at risk-free interest rate of 4.56%, expected volatility of 122% and expected life of 4.33 years. The fair value of the warrants was $714,600 or an increase of $499,650 over the $214,950 recorded at inception. This increase of the fair value of the warrants was charged to the Statements of Operations as expenses to Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and credited to Balance Sheet: Common Stock Warrants Liabilities. On October 17, 2007 the value of the warrants increased by $15,240 over the $714,600 fair value as of October 31, 2006 to a fair value of $729,840. The Company purchased the warrants on October 17th for $600,000 and recorded a gain on extinguishment of $129,850.

Likewise the Company is also required to measure the fair value of the embedded conversion feature allocated to the Debentures liability based upon the Black-Scholes valuation model on the date of each reporting period. On October 31, 2006 the fair value of this feature was based on the following assumptions: (i) the market price convertible at the price equal to 95% of the lowest volume weighted average price of the Common Stock on the market on which the shares are listed or traded during the 30 trading days immediately preceding the date of conversion or $0.141 on October 31, 2006, (ii) the conversion price of $0.20, (iii) the risk free interest rate of 4.62%, (iv) expected volatility of 127.37% and (v) expected life of 2.333 years. The fair value of the embedded conversion feature was $2,815,293 or an increase of $2,302,428 over the $512,865 recorded at inception. This increase of the fair value of the embedded conversion feature was charged to the Statements of Operations expensed as Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and credited to Balance Sheet was credited to the Embedded Derivative Liability. On October 17, 2007 the value of the embedded derivative decreased by $1,175,086 from the $2,815,293 fair value as of October 31, 2006 to a fair value of $1,640,207. The Company purchased the Debenture on October 17th for $340,000 Premium over the principal but still recorded a gain on extinguishment of $1,300,207.

The Company was required to measure the fair value of the warrants and the embedded conversion feature to be calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished. The Company allocated the proceeds from the sale of the Debentures between the relative fair values at the date of origination of the sale for the warrants, embedded derivative and the debenture. The fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 4,200,000 warrants at market price of common stock on the date of sale of $0.21 per share, exercise price of $0.287 and (ii) 300,000 warrants at the market price of common stock of $0.21 per share, exercise price of $0.3444 both at risk-free interest rate of 4.5%, expected volatility of 25% and expected life of five years. The initial fair value of the warrants of $214,950 was recorded as a reduction to the Debenture liability and will be amortized over the loan period and charged to interest expense. The portion of the fair value of the warrants charged to interest expense since inception to October 17, 2007 was $122,803 the $92,147 balance partially offset gain on extinguishment.

The fair value of the embedded conversion feature allocated to the Debentures liability was based on the Black-Scholes valuation model with the following assumptions: (i) the market price convertible at the price equal to 95% of the lowest volume weighted average price of the Common Stock on the market on which the shares are listed or traded during the 30 trading days immediately preceding the date of conversion or $0.2293 on the date of origination (most beneficial conversion rate), (ii) the conversion price of $0.287, (iii) the risk free interest rate of 4.5%, (iv) expected volatility of 30% and (v) expected life of three years. The initial fair value of the embedded conversion feature of $512,865 was recorded as a reduction to the Debenture liability and will be amortized over the loan period and charged to interest expense. The portion of the fair value of the embedded conversion feature charged to interest expense since inception to October 17, 2007 (extinguishment) was $387,477 the $125,388 balance partially offsetting the gain on extinguishments.

The Company paid Yorkville Advisor, LLC a fee of 8% of the principal amount of the Debentures sold or $240,000 and structuring and due diligence fees of $15,000 and $5,000, respectively. The amount paid to Yorkville Advisor, LLC in connection with the Debentures was capitalized and charged to interest expense over the three-year term of the Debentures since Yorkville is related to the holders of the Debentures by virtue of common ownership. The amount charged as interest since inception to October 17, 2007 was $196,272 however, the balance was written off to interest due to early extinguishment of the debt amounting to $260,000.

Debenture Extinguishments

At the closing of this private placement, we exercised our right under an agreement dated August 23, 2007 with YA Global Investments, L.P. f/k/a Cornell Capital Partners, L.P. (“Yorkville”), to redeem the outstanding $1,700,000 principal amount of our Secured Convertible Debentures due February 1, 2009 owned by Yorkville, and to acquire from Yorkville warrants expiring February 1, 2011 to purchase an aggregate of 4,500,000 shares of our common stock. We paid an aggregate of (i) $2,289,999 to redeem the debentures at the principal amount plus a 20% premium and accrued and unpaid interest, and (ii) $600,000 to repurchase the warrants.

	Principal $		Discount $		Interest $	Warrant Liability $		Embedded Derivative Liability $
Original (Fiscal Year 2006)	3,000,000		(727,815	)(1)	-	-		-
Fiscal year 2006	(300,000	)(2)	230,218	(3)	119,934	714,600	(4)	2,815,293	(4)
Book Value at October 31,2006	2,700,000		(497,597)		119,934	714,600		2,815,293
Fiscal year 2007	(1,000,000	)(2)	280,062	(3)	130,065	15,240	(5)	(1,175,086	)(5)
Book Value at October 31, 2007	1,700,000		(217,535)		249,999	729,840		1,640,207
Cash paid at October 17,0207	(1,700,000)		-		(249,999)	(600,000)		(340,000)
Gain (Loss)	-		(217,535)		-	129,840		1,300,207

1.	Embedded derivative’s warrant value at origination of debenture

2.	Principal converted into common stock

3.	Amortized discount to interest expense

4.	Change in Fair value of the Company’s common stock warrants from inception expensed to the statement of operations.

5.	Change in fair value for fiscal 2007 until extinguishment

Total gain on extinguishment is $1,212,512. The $1,300,000 principal was converted into 8,741,105 shares of Advaxis, Inc. common stock at an average value of $0.1487 per share.

As of October 31, 2007, the Company reported a net gain on extinguishment of $1,212,512 resulting from the elimination of the warrant liability of $729,840 and the embedded derivative liability of $1,640,207 less the premium paid for the early extinguishment of $340,000 and $600,000 paid for the elimination of all warrants and the write-off of the discount.

Penn and the Company entered into the amended and restated license agreement on February 13, 2007 that eliminated the $482,000 obligation under the prior agreement. This obligation was recorded in fiscal year 2005 as an intangible asset and as of January 31, 2007 it remained as an intangible asset with the liabilities recorded as: a notes payable-current portion $130,000, notes payable-net of current portion $230,000 and the balance as accounts payable. As a result of this transaction, $319,967 was recorded as a gain on note retirement and is reflected in other income.

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

On November 12, 2004, in connection with the recapitalization (see Note 9), the options granted under the 2002 option plan were canceled, and employees and consultants were granted options of Advaxis under the 2004 plan. The cancellation and replacement had no accounting consequence since the aggregate intrinsic value of the options immediately after the cancellation and replacement was not greater than the aggregate intrinsic value immediately before the cancellation and replacement, and the ratio of the exercise price per share to the fair value per share was not reduced. Additionally, the original options were not modified to accelerate vesting or extend the life of the new options. The table provided in this Note 6 reflects the options on a post recapitalization basis.

A summary of the grants, cancellations and expirations (none were exercised) of the Company’s outstanding options for the periods starting with October 31, 2005 through October 31, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value
Outstanding as of October 31, 2005	4,842,539	$0.27	8.4	6,867
Granted	2,233,179	$0.22		12,000
Cancelled or Expired	(116,641)	$0.37
Outstanding as of October 31, 2006	6,959,077	$0.25	8.1	18,867
Granted	2,910,001	$0.15
Cancelled or Expired	(1,356,237)	0.22
Outstanding as of October 31, 2007	8,512,841	$0.22	7.8	$167,572
Vested & Exercisable at October 31, 2007	5,432,536	$0.24	7.4	$62,422

The fair value of options granted for the year ended October 31, 2007 amounted to $408,810.

The following table summarizes significant ranges of outstanding and exercisable options as of October 31, 2007 (number outstanding and exercisable in thousands):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding (000’s)	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable (000’s)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$0.14-0.17	3,150	8.9	$0.15	$164,550	1,075	$0.14	$60,000
0.18-0.21	1,739	6.8	0.21	3,022	1,679	0.21	2,422
0.22-0.25	310	8.5	0.25	0	133	0.25	0
0.26-0.29	2,992	7.5	0.28	0	2,224	0.28	0
0.30-0.43	322	5.1	0.37		322	0.37
Total	8,513	7.8	$0.22	$167,572	5,433	$0.24	$62,422

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $0.20 as of October 31, 2007, which would have been received by the option holders had those option holders exercised their options as of that date.

A summary of the status of the Company’s nonvested shares as of October 31, 2007, and changes during the year ended October 31, 2007 are presented below:

	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Contractual Term (in years)
Non-vested shares at October 31, 2006	3,203,167	$0.25	9.0
Options granted	2,910,001	$0.15	8.9
Options vested	(3,032,863)	$0.19	8.5
Non-vested shares at October 31, 2007	3,080,305	$0.19	8.5

As of October 31, 2007, there was approximately $472,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining average vesting period of 2.2 years.

7. COMMITMENTS AND CONTINGENCIES :

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

We entered into a sponsored research agreement on December 6, 2006 with Penn and Dr. Paterson under which we are obligated to pay $159,598 per year for a total period of 2 years covering the development of potential vaccine candidates based on our Listeria technology as well as other basic research projects.

Pursuant to a Clinical Research Service Agreement, the Company is obligated to pay $522,000 to a vendor.

The Company is obligated under a non-cancelable operating lease for laboratory and office space expiring in May 31, 2008 with aggregate future minimum payments due amounting to $40,348.

We have entered a consulting agreement with a biotech consultant. The Agreement commenced on January 7, 2005 and has a six month term, which was extended upon the agreement of both parties. The consultant provides three days per month service during the term of the agreement with assistance on its development efforts, reviewing our scientific technical and business data and materials and introducing us to industry analysts, institutional investors collaborators and strategic partners. As of October 1, 2007 we entered into a new two year agreement at a monthly fee of $5,000 including 1,500,000 $0.20 Warrants as consideration for his assistance in the raise on October 17, 20070 as well a his advisory services and assistance. This agreement is cancelable within 90 days notice.

We have entered into an agreement with a consultant to develop and manage our grant writing strategy and application program. Advaxis will pay a consultant according to a fee structure based on achievement of grants awarded to us at the rate of 6-7% of the grant amount. Advaxis will also pay a fixed consulting fees based on the type of grants submitted, ranging from $5,000-$7,000 depending on the type of application submitted to the national SBIR and related NIH/NCI programs.

We have entered into a nonexclusive license and bailment agreement with the Regents of the University of California (“UCLA”) to commercially develop products using the XFL7 strain of Listeria monoctyogenes in humans and animals. The agreement is effective for a period of 15 years and renewable by mutual consent of the parties. Advaxis is to pay UCLA an initial license fee and annual maintenance fees for use of the Listeria. We may not sell products using the XFL7 strain Listeria other than agreed upon products or sublicense the rights granted under the license agreement without the prior written consent of UCLA.

In July 2003, we entered into an agreement with a biomanufacturing company for the purpose of manufacturing our cervical cancer vaccine Lovaxin C. The agreement expired in December 2005 upon the delivery and completion of stability testing of the GMP material for the Phase I trial. The company has agreed to convert $300,000 of its existing fees for manufacturing into future royalties from the sales of Lovaxin C at the rate of 1.5% of net sales, with payments not to exceed $1,950,000. In November 2005, in order to cover Lovaxin C on a long-term basis and to cover other drug candidates which we are developing, we entered into a Strategic Collaboration and Long-Term Vaccine Supply Agreement for Listeria Cancer Vaccines, under which the company agreed to manufacture experimental and commercial supplies of our Listeria cancer vaccines. In May 2007 we entered into a research and development consulting service agreement for manufacturing work in the amount of $94,500 plus consumables. As of October 31, 2007 we’ve paid $85,657 excluding consumables. In October, 2007 we entered into an additional production agreement to manufacture our phase II clinical materials using a new methodology now required by the UK, and likely to be required by other regulatory bodies in the future. The contract is for $576,450 plus consumables and as of October 31, 2007 we have paid $194,408 excluding consumables.

The Company entered into a consulting agreement with LVEP Management LLC (LVEP) dated as of January 19, 2005, and amended on April 15, 2005, and October 31, 2005, pursuant to which Mr. Roni Appel served as Chief Executive Officer, Chief Financial Officer and Secretary of the Company and was compensated by consulting fees paid to LVEP. LVEP is owned by the estate of Scott Flamm (deceased January 2006) previously, one of our directors and a principal shareholder. Pursuant to an amendment dated December 15, 2006 ("effective date") Mr. Appel resigned as President and Chief Executive Officer and Secretary of the Company on the effective date, but remains as a board member and consultant to the company. The term of the agreement as amended is 24 months from effective date. Mr. Appel will devote 50% of his time to the company over the first 12 months of the consulting period. Also as a consultant, he will be paid at a rate of $22,500 per month in addition to benefits as provided to other company officers. He will receive severance payments over an additional 12 months at a rate of $10,416.67 per month and shall be reimbursed for family health care. All his stock options vested fully on the effective date and are exercisable over the option contract life. The Company recorded a charge to its statement of operations in fiscal 2007 for the effect of the modification of these options. Also, Mr. Appel was issued 1,000,000 shares of our common stock in January 2007. He received a $250,000 bonus of which $100,000 was paid on January 2, 2007 and the remainder was paid in October 2007.

We have entered into a consulting agreement with a consultant, whereby he will assist us in the preparation and refinement of our marketing summary and presentation materials and introduce us to predefined pharmaceutical and biotechnology companies which may be interested in strategic partnerships. The consultant will receive a monthly cash fee of $1,500 and approved expenses, and in addition success based compensation payable in cash and stock ranging from 5% to 4% of transaction proceeds, upon completion of a transaction with a strategic partner introduced by the consultant. The agreement was terminated in December 2007.

We have entered into a master service agreement with Apothecaries Limited on September 20, 2006, a contract research organization (CRO) for the purpose of providing us with clinical trial management services in the country of India in connection with our Phase I/II clinical trial in Lovaxin C. Under the agreement we will pay Apothecaries amounts based on certain criteria detailed in the agreement such as clinical sites qualified ($1,500 per site), submitting and obtaining regulatory approval ($17,000), and numbers of patients enrolled to the clinical trial ($7,500 for each treated patient). If regulatory approval shall be obtained and 10 patients shall be recruited and treated in 6 clinical sites, we shall pay Apothecaries a total of $101,000. This project was placed on hold until our next clinical trial.

We entered into an agreement with Investor Relations Group (IRG) whereby IRG will serve as an investor relations and public relations consultant. The term of this agreement is on a month to month basis. In consideration for performing its services, SGI is to be paid $10,000 per month plus out of pocket expenses, and 200,000 common shares over a period of 18 months commencing October 1, 2005, provided the agreement has not terminated. As of October 31, 2007 we issued 200,000 shares per the agreement.

We entered into an agreement and an amendment No. 1with a consulting firm to provide biologics regulatory consulting services to the Company in support of the IND submission to the FDA. The tasks to be performed under this Agreement will be agreed to in advance by the Company and consulting firm. The term of the amendment is from June 1, 2007 to June 1, 2008. This is a time and material agreement.

In May 2007 we entered into a Master Service Agreement covering three projects to serve in clinical study planning, management and execution for our upcoming Phase II clinical study. The cost of the three projects are estimated to be approximately $350,000 over the term. As of October 31, 2007 we’ve paid them $47,000. The term of the projects is defined as the completion of the final study reports of the clinical trial.

Thomas Moore agreed to terms with the Company whereby he was named CEO and Chairman effective December 15, 2006 . He may also nominate one additional Board Member of his choice subject to the By-Laws. Mr. Moore receives a salary of $250,000 annually. His salary increased to $350,000 and he was granted 750,000 shares to be issued based on the terms of his employment agreement and the amount of the financial raise. He is eligible to receive an additional grant of 750,000 shares upon the raise of an additional $6,000,000. He received a grant of 2,400,000 options at the price of $0.143 per share as of December 15, 2006 to vest monthly over 2 years. Mr. Moore is eligible to receive an additional grant of 1,500,000 shares if the company stock is $0.40 per share or higher over 40 consecutive days. He will receive a health care plan at no cost to him. In the event of a change of control and his termination by the company, he will receive one year severance of $350,000.

The Company entered into an employment agreement with Dr. Vafa Shahabi PhD to become Head of Director of Science effective March 1, 2005, terminable on 30 days notice. Her current compensation is $115,000 per annum with a potential bonus of $20,000. In January 2006 she was paid a bonus in stock with a market value of $14,800. In addition, Dr. Shahabi received, commencing July 1 st 2006, a $20,000 pay increase annually payable in shares to be issued every July 1 st and January 1 st (limited to conversion at $0.20 share as minimum). She was granted 150,000 options on hire plus 250,000 options in fiscal year 2006. As of November 1, 2007 her base annual compensation was increased to $135,000.

The Company entered into an employment agreement with Dr. John Rothman, PhD to become Vice President of Clinical Development effective March 7, 2005 for a term of one year ending February 28, 2006 and terminable on 30 days notice. His compensation is $170,000 per annum, to increase to $180,000 upon the closing of a $15 million equity financing. Upon meeting incentives to be set by the Company, he will receive a bonus of up to $45,000. In fiscal year 2006 he was paid a bonus of $10,000 in cash plus $14,800 in company stock. In fiscal year 2007 he was paid a $45,000 bonus .Effective January 1, 2006 his salary increased by $30,000 annually payable in stock to be issued every July 1 st and January 1 st (limited to conversion at $0.20 share as minimum). In addition, Dr. Rothman was granted 360,000 stock options per his employment agreement with 150,000 in March 2006 and 300,000 in February 2007. As of November 1, 2007 his base annual compensation was increased to $250,000.

The Company entered into an employment agreement with Fred Cobb to become Vice President of Finance effective February 20, 2006 terminable on 30 days notice. His compensation is $140,000 per annum. Upon meeting incentives to be set by the Company, he will receive a bonus of up to $28,000. In fiscal year 2007, he was paid a $28,000 bonus. In July 1, 2006 his salary increased by $20,000 annually payable in stock to be issued every July 1 st and January 1 st . In addition, Mr. Cobb was granted 150,000 stock options per his employment agreement and was granted an additional 150,000 options in March 2006 and 150,000 options February 2007. As of November 1, 2007 his base annual compensation was increased to $180,000.

Cerus has filed an opposition against European Patent Application Number 0790835 (EP 835 Patent) which was granted by the European Patent Office and which is assigned to The Trustees of the University of Pennsylvania and exclusively licensed to us. Cerus’ allegations in the Opposition are that the EP 835 Patent, which claims a vaccine for inducing a tumor specific antigen with a recombinant live Listeria, is deficient because of (i) insufficient disclosure in the specifications of the granted claims, (ii) the inclusion of additional subject matter in the granted claims, and (iii) a lack of inventive steps of the granted claims of the EP 835 Patent. On November 29, 2006, following oral proceedings, the Opposition Division of the European Patent Office determined that the claims of the patent as granted should be revoked due to lack of inventive step under European Patent Office rules based on certain prior art publications. This decision has no material effect upon our ability to conduct business as currently contemplated. We have reviewed the formal written decision and filed an appeal on May 29, 2007. As of December 31, 2007 no ruling has been made. There is no assurance that we will be successful. If such ruling is upheld on appeal, our patent position in Europe may be eroded. The likely result of this decision will be increased competition for us in the European market for recombinant live Listeria based vaccines for tumor specific antigens. Regardless of the outcome, we believe that our freedom to operate in Europe, or any other territory, for recombinant live Listeria based vaccine for tumor specific antigen products will not be diminished.

The Company is involved in various claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters would not have a material adverse impact on the financial position of the Company or the results of its operations.

8.   INCOME TAXES:

The Company has a net operating loss carry forward of approximately $9,340,529 at October 31, 2007 available to offset taxable income through 2027. Due to change in control provisions, the Company’s utilization of these losses may be limited. The tax effects of loss carry forwards give rise to a deferred tax asset and a related valuation allowance at October 31, 2007 as follows:

Net operating losses	$3,736,212
Stock based compensation	378,517
Less valuation allowance	(4,114,729)
Deferred tax asset	$-0-

The difference between income taxes computed at the statutory federal rate of 34% and the provision for income taxes relates to the following:

	Year ended October 31, 2005	Year ended October 31, 2006	Period from March 1, 2002 (inception) to October 31, 2006

Provision at federal statutory rate	34%	34%	34%
Valuation allowance	(34)	(34)	(34)
	-0-%	-0-%	-0-%

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

On August 24, 2007, we issued and sold an aggregate of $600,000 principal amount promissory notes bearing interest at a rate of 12% per annum and warrants to purchase an aggregate of 150,000 shares of our common stock to three investors including Thomas Moore, our Chief Executive Officer. Mr. Moore invested $400,000 and received warrants for the purchase of 100,000 shares of Common Stock. The promissory note and accrued but unpaid interest thereon are convertible at the option of the holder into shares of our common stock upon the closing by the Company of a sale of its equity securities aggregating $3,000,000 or more in gross proceeds to the Company at a conversion rate which shall be the greater of a price at which such equity securities were sold or the price per share of the last reported trade of our common stock on the market on which the common stock is then listed, as quoted by Bloomberg LP. At any time prior to conversion, we have the right to prepay the promissory notes and accrued but unpaid interest thereon. Mr. Moore converted his $400,000 bridge investment into 2,666,667 shares of common stock and 2,000,000 $0.20 Warrants based on the terms of the Private Placement. He was paid $7,101 interest in cash.

On October 17, 2007, pursuant to a Securities Purchase Agreement, we completed a private placement resulting in $7,384,235.10 in gross proceeds, pursuant to which we sold 49,228,334 shares of common stock at a purchase price of $0.15 per share solely to institutional and accredited investors. Each investor received a five-year warrant to purchase an amount of shares of common stock that equals 75% of the number of shares of common stock purchased by such investor in the offering.

Concurrent with the closing of the private placement, the Company sold for $1,996,700 to CAMOFI Master LDC and CAMHZN Master LDC, affiliates of its financial advisor, Centrecourt Asset Management (“Centrecourt”), an aggregate of (i) 10,000,000 shares of Common Stock, (ii) 10,000,000 warrants exercisable at $0.20 per share, and (iii) 5-year warrants to purchase an additional 3,333,333 shares of Common Stock at a purchase price of $0.001 per share (the “$0.001 Warrants”). The Company and the two purchasers agreed that the purchasers would be bound by and entitled to the benefits of the Securities Purchase Agreement as if they had been signatories thereto. The $0.20 Warrants and $0.001 Warrants contain the same terms, except for the exercise price. Both warrants provide that they may not be exercised if, following the exercise, the holder will be deemed to be the beneficial owner of more than 9.99% of the Company’s outstanding shares of Common Stock. Pursuant to a consulting agreement dated August 1, 2007 with Centrecourt with respect to the anticipated financing, in which Centrecourt was engaged to act as the Company’s financial advisor, Registrant paid Centrecourt $328,000 in cash and issued 2,483,333 warrants exercisable at $0.20 per share to Centrecourt, which Centrecourt assigned to the two affiliates.

All of the $0.20 Warrants and $0.001 Warrants provide for adjustment of their exercise prices upon the occurrence of certain events, such as payment of a stock dividend, a stock split, a reverse split, a reclassification of shares, or any subsequent equity sale, rights offering, pro rata distribution, or any fundamental transaction such as a merger, sale of all of its assets, tender offer or exchange offer, or reclassification of its common stock. If at any time after October 17, 2008 there is no effective registration statement registering, or no current prospectus available for, the resale of the shares underlying the warrants by the holder of such warrants, then the warrants may also be exercised at such time by means of a “cashless exercise.”

In connection with the private placement, we entered into a registration rights agreement with the purchasers of the securities pursuant to which we agreed to file a registration statement with the Securities and Exchange Commission with an effectiveness date within 90 days after the final closing of the offering. The resale of 49,228,334 shares of common stock and 36,921,250 shares underlying the warrants is being registered in its prospectus. The registration statement is anticipated to be declared effective on January 18, 2008. See Item 1:“Description of Business - Recent Developments.”

At the closing of this private placement, we exercised our right under an agreement dated August 23, 2007 with YA Global Investments, L.P. f/k/a Cornell Capital Partners, L.P. (“Yorkville”), to redeem the outstanding $1,700,000 principal amount of our Secured Convertible Debentures due February 1, 2009 owned by Yorkville, and to acquire from Yorkville warrants expiring February 1, 2011 to purchase an aggregate of 4,500,000 shares of our common stock. We paid an aggregate of (i) $2,289,999 to redeem the debentures at the principal amount plus a 20% premium and accrued and unpaid interest, and (ii) $600,000 to repurchase the warrants.

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

Item 8 B: Other Information.

NONE

PART III

Item 9: Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Executive Officers, Directors, and Key Employees

The following are our executive officers and directors and their respective ages and positions as of October 31, 2007:

Name	Age	Position

Thomas Moore (1)	56	Chief Executive Officer and Chairman of the Board of Directors

Dr. James Patton (2)	50	Director

Roni A. Appel (1) (4)	40	Director

Dr. Thomas McKearn (3)	56	Director

Richard Berman (2) (3) (4)	63	Director

Martin R. Wade III	56	Director

Dr. John Rothman	59	Vice President, Clinical Development

Fred Cobb	60	Vice President, Finance and Principal Financial Officer

(1) Member of the Nominating and Corporate Governance Committee

(2) Member of the Audit Committee

(3) Member of the Compensation Committee

(4) Member of the Finance Committee

Thomas A. Moore. Effective December 15, 2006, Thomas Moore was appointed our Chairman and Chief Executive Officer.  He is currently also a Director of El Dorado Inc., a targeted marketer to unassimilated Hispanics; Medmeme, which conducts key medical opinion leader profiling; MD Offices, an electronic medical records provider; and Opt-e-scrip, Inc., which markets a clinical system to compare multiple drugs in the same patient. He has also serves as Chairman of the Board of Directors of Mayan Pigments, Inc., which has developed and patented Mayan pigment technology. Previously, from June 2002 to June 2004 Mr. Moore was President and Chief Executive Officer of Biopure Corporation, a developer of oxygen therapeutics that are intravenously administered to deliver oxygen to the body’s tissues. From 1996 to November 2000 he was President and Chief Executive Officer of Nelson Communications. Prior to 1996, Mr. Moore had a 23-year career with the Procter & Gamble Company in multiple managerial positions, including President of Health Care Products where he was responsible for prescription and over-the-counter medications worldwide, and Group Vice President of the Procter & Gamble Company.

Mr. Moore is subject to a five year injunction, which came about because of a civil action captioned Securities & Exchange Commission v. Biopure Corp. et al., No. 05-11853-PBS (D. Mass.), filed on September 14, 2005, which alleged that Mr. Moore made and approved misleading public statements about the status of FDA regulatory proceedings concerning a product manufactured by his former employer, Biopure Corp. Mr. Moore vigorously defended the action. On December 11, 2006, the SEC and Mr. Moore jointly sought a continuance of all proceedings based upon a tentative agreement in principle to settle the SEC action. The SEC’s Commissioners approved the terms of the settlement, and the Court formally adopted the settlement.

Dr. James Patton.  Dr. Patton, a Director since February 2002 served as Chairman of our Board of Directors from November 2004 until December 31, 2005 and as Advaxis’ Chief Executive Officer from February 2002 to November 2002. Since February 1999, Dr. Patton has been the President of Comprehensive Oncology Care, LLC, which owns and operates a cancer treatment facility in Exton, Pennsylvania and as Vice President of Millennium Oncology Management, Inc., which provides technical services for oncology care to four sites. From February 1999 to September 2003, Dr. Patton also served as a consultant to LibertyView Equity Partners SBIC, LP, a venture capital fund based in Jersey City, New Jersey (“LibertyView”). From July 2000 to December 2002, Dr. Patton served as a director of Pinpoint Data Corp. From February 2000 to November 2000, Dr. Patton served as a director of Healthware Solutions. From June 2000 to June 2003, Dr. Patton served as a director of LifeStar Response. He earned his B.S. from the University of Michigan, his Medical Doctorate from Medical College of Pennsylvania, and his M.B.A. from the University of Pennsylvania’s Wharton School. Dr. Patton was also a Robert Wood Johnson Foundation Clinical Scholar. He has published papers regarding scientific research in human genetics, diagnostic test performance and medical economic analysis.

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

Dr. Thomas McKearn.  Dr. McKearn has served as a member of our Board of Directors since July 2002. Prior thereto he served as an Advaxis director since July 2002. He brings to us a 20 plus year experience in the translation of biotechnology science into oncological products. First as one of the founders of Cytogen Corporation, then as an Executive Director of Strategic Science and Medicine at Bristol-Myers Squibb and now as the VP Medical Affairs at GPC-Biotech, McKearn has always worked at bringing the most innovative scientific findings into the clinic and through the FDA regulatory process for the ultimate benefit of patients who need better ways to cope with their afflictions. Prior to entering the then-nascent biotechnology industry in 1981, McKearn did his medical, graduate and post-graduate training at the University of Chicago and served on the faculty of the Medical School at the University of Pennsylvania.

Richard Berman. Mr. Berman   has been a Director since September 1, 2005. In the last five years, he served as a professional director and/or officer of about a dozen public and private companies. He is currently Chairman of Nexmed, a public biotech company, National Investment Managers, and Secure Fortress Technology. Mr. Berman is a director of eight public companies: Dyadic International, Inc., Broadcaster, Inc., Easy Link Services International, Inc., NexMed, Inc., National Investment Managers, Advaxis, Inc., NeoStem, Inc., and Secure Fortress Technology Systems, Inc. Previously, Mr. Berman worked at Goldman Sachs and was Senior Vice President of Bankers Trust Company, where he started the M&A and Leverage Buyout Departments. He is a past Director of the Stern School of Business of NYU, where he earned a B.S. and an M.B.A. He also has law degrees from Boston College and The Hague Academy of International Law.

Martin R. Wade III. Mr. Wade was appointed to the Board on March 29, 2006. Since August 2001, he has been Chief Executive Officer of International Microcomputer Software Inc. Since May 2000, Mr. Wade has also been CEO of Bengal Capital Partners, LLC, a merger and acquisition firm. Mr. Wade currently serves as a Director of the following publicly traded companies: International Microcomputer Software Inc., Alliance One, Inc., Nexmed and Command Security Corp. He is a Director and the Chairman of the Audit Committee of Command Security Corp. From April 2000 until December 2001, Mr. Wade served as Chief Executive Officer, Executive Vice President and Director of Digital Creative Development Corporation, an acquisition and investment company. From June 1998 until April 2000, Mr. Wade was as Managing Director of Investment Banking for Prudential Securities, Inc. Prior to joining Prudential Securities, Inc. in 1998, Mr. Wade served in progressive management roles with Bankers Trust Company, Lehman Brothers, CJ Lawrence, Morgan Grenfell, Price Waterhouse Company and Salomon Brothers over a 23 year period. Mr. Wade has been deeply involved in mergers and acquisitions, corporate finance and investment banking throughout his career. Mr. Wade received a Master of Business Administration in Finance from the University of Wyoming in 1975 and a Bachelor of Science in Business Administration from West Virginia University in 1971. From 1971 through 1975, Mr. Wade also served as a Captain in the United States Air Force.

John Rothman, Ph.D. Dr. Rothman joined us in March 2005 as Vice President of Clinical Development. From 2002 to 2005, Dr. Rothman was Vice President and Chief Technology Officer of Princeton Technology Partners. Prior to that he was involved in the development of the first interferon at Schering Inc, was director of a variety of clinical development sections at Hoffman LaRoche, and the Senior Director of Clinical Data Management at Roche. While at Roche his work in Kaposi’s Sarcoma became the clinical basis for the first filed BLA which involved the treatment of AIDS patients with interferon.

Fredrick D. Cobb. Mr. Cobb joined us in February 2006 as the Vice President of Finance and on September 7, 2006 was appointed Principal Financial Officer (PFO) and Assistant Secretary. He was the PFO and Corporate Controller for Metaphore Pharmaceuticals Inc., a private company, from June 2004 to December 2005 and PFO and Corporate Controller at the public company Emisphere Technologies, Inc. from 2001 until 2004 Prior thereto he served as Vice President and Chief Financial Officer at MetaMorphix, Inc from 1997 to 2000. Formerly Mr. Cobb served as Group Director of Bristol Myers-Squibb Science and Technology Group, where he had a 12-year career in senior financial roles. Mr. Cobb holds an M.S. in Accounting from Seton Hall University in 1997 and a B.S. degree in Management from Cornell University.

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

Meetings and Committees of the Board of Directors

During the year ended October 31, 2007 our board of directors held seven meetings and during the year ended October 31, 2006, our board of directors held three meetings and took action by written consent on three occasions.

Audit Committee

Audit Committee

The Audit Committee of the board of directors was established in November 2004. The Committee now consists of Mr. Berman and Dr. Patton with Mr. Berman serving as the Audit Committee’s financial expert as defined under Item 401(e) of Regulation S-B of the Securities Act of 1933. The Board of Directors has determined that the audit committee financial expert is independent as defined in (i) Rule 10A-3(b)(i)(ii) under the Securities Exchange Act of 1934 (the "Exchange Act") and (ii) under Section 121 B(2)(a) of the AMEX Company Guide (although our securities are not listed on the American Stock Exchange but are listed on the Over-The-Counter Bulletin Board (OTC:BB). The Audit Committee held four meetings during the year ended October 31, 2007.

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

Compensation Committee

The Compensation Committee of the board of directors was established in November 2004. The committee now consists of Mr. Berman and Dr. McKearn. The Compensation Committee held two meetings during the year ended October 31, 2007. The Compensation Committee determines the salaries, incentive compensation of our officers subject to applicable employment agreements, and provides recommendations for the salaries and incentive compensation of our other employees and consultants.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and each person who owns more than ten percent of a registered class of our equity securities (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended October 31, 2007 and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than ten percent of the Company’s common stock complied with all Section 16(a) filing requirements during such fiscal year.

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

Item 10: Executive Compensation

The following table sets forth the information as to compensation paid to or earned by a Chief Executive Officer during the twelve months ended October 31, 2006 and 2007 by our former and current executive management: It also provides similar information for the other executive officers and employees, each of whom received total compensation in excess of $100,000 for the year ended October 31, 2007:

Name and Principal Position	Year Ended October 31,	Salary ($)		Bonus ($)		Stock Award(s) ($)		Option Award(s) ($)		Non-Equity Incentive Plan Compensation (#)		Nonqualified Deferred Compensation Earnings ($)	All Other Compensation		Total ($)
Thomas Moore*	2007	$220,769	(1)	$-	(2)	$172,500	(3)	$129,813	(4)	$		-	$23,976	(5)	$547,058
CEO and Chairman	2006	-		-		-		-			-	-	-		-
	2005	-		-		-		-			-	-	-		-

Dr. John Rothman	2007	$173,923		$45,000	(6)	$35,508	(7)	$23,128	(8)		-	-	$27,497	(9)	$305,057
VP Clinical Development	2006	$176,538		$10,000	(10)	$14,800	(11)	$19,894	(12)		-	-	$23,328	(13)	$244,552
	2005	-		$126,867		-		-			-	-	-		$126,867

Fred Cobb	2007	$144,731		$28,000	(14)	$16,360	(15)	$13,863	(16)		-	-	$9,358	(17)	$212,311
VP Finance	2006	$97,298		-			$(18)	$4,592	(19)		-	-	$1,292	(20)	$103,181
	2005	-		-		-		-			-	-	-		-

Dr. Vafa Shahabi	2007	$119,154		$20,000	(21)	$16,360	(22)	$14,529	(23)		-	-	$4,396	(24)	$174,438
Director Research &	2006	$104,702		-		$14,800	(25)	$7,999	(26)		-	-	$3,288	(27)	$130,789
Development	2005	$67,390		-		-		-			-	-	-		$67,390

Roni Appel	2007	$229,167	(28)	$250,000	(29)	$200,000	(30)	$251,269	(31)		-	-	$35,590	(32)	$966,026
Former President, CEO,	2006	$243,042		$20,000	(33)	$44,048	(34)	$131,229	(35)		-	-	$53,774	(36)	$492,092
Secretary, CFO and	2005	$136,500		-		$3,014	(37)	-			-	-	$14,480	(38)	$185,567
Director

J. Todd Derbin	2007	$-		$-		$-					$-	-	$-		$-
Former President and	2006	$73,197	(39)	-		$3,833	(40)	$11,975	(41)		-	-	$4,043	(42)	$93,048
CEO	2005	$225,000		-		$45,000	(43)	117,429	(41)		-	-	-		$387,429

*Thomas Moore joined the Company on December 15, 2006 as CEO and Chairman therefore no compensation was earned in fiscal year 2006.

1.
In fiscal year 2007 his base annual compensation was $250,000 and as of November 1, 2007 it was increased to $350,000 based on the closing of the raise milestone per his employment agreement (the “agreement”).

2.	There was no bonus provided in his agreement.
3.
Per his agreement he also earned 750,000 shares of the Company’s common stock valued at $0.23 per share (closing market price on October 17, 2007) based on the closing of the raise milestone. The stock has not yet been issued.

4.
Per his agreement he was also granted 2,400,000 options of the Company’s common stock at a market price $0.143/share (December 15, 2006) vesting monthly over a 24 month period of which 1,200,001 are based on the grant date fair value price of $0.1363 (valued using Black Sholes model).

5.	Based on the Company’s cost of his coverage for health care and the payment of interest earned on his Bridge loan to the Company.
6.	Cash bonus earned in fiscal year 2006 paid in fiscal year 2007.
7.
Compensation paid in stock in lieu of cash. The calculation prorates $30,000 on a monthly basis divided by the average monthly stock price with the minimum set at $0.20/share. The value is based on the market price when the shares are issued.

8.
Based on the vesting of options for three grants (810,000 granted) of the Company’s common stock at a market price ranging from $0.287/share to $0.165/share vesting monthly over a 4 year period based on the grant date fair value price ranging from $0.25 to $0.10 (valued using Black Sholes model).

9.	Based on the Company’s cost of his coverage for health care and the 401K Company match.
10.	Cash bonus earned in fiscal year 2005 paid in fiscal year 2006.
11.	Compensation in stock in lieu of cash. Earned 80,000 shares of common stock in fiscal 2005 issued in fiscal 2006.
12.
Based on the vesting of options for two grants (510,000 granted) of the Company’s common stock at a market price ranging from $0.287/share to $0.165/share vesting monthly over a 4 year period based on the grant date fair value price ranging from $0.25 to $0.10 (valued using Black Sholes model).

13.	Based on the Company’s cost of his coverage for health care and the 401K Company match.
14.	Cash bonus earned in fiscal year 2006 paid in fiscal year 2007.
15.
Compensation paid in stock in lieu of cash. The calculation prorates $20,000 on a monthly basis divided by the average monthly stock price with the minimum set at $0.20/share. The value is based on the market price when the shares are issued.

16.
Based on the vesting of options for three grants (450,000 granted) of the Company’s common stock at a market price ranging from $0.26/share to $0.16/share vesting monthly over a 4 year period based on the grant date fair value price ranging from $0.25 to $0.154 (valued using Black Sholes model).

17.	Based on the Company’s cost of the 401K Company match.
18.
Compensation in stock in lieu of cash. The calculation prorates $20,000 on a monthly basis divided by the average monthly stock price with the minimum set at $0.20/share. The program commenced in July 2006 therefore this amount represents only a 4 months accrual but no stock was issued in Fiscal 2006.

19.
Based on the vesting of options for two grants (300,000 granted) of the Company’s common stock at a market price ranging from $0.26/share to $0.16/share vesting monthly over a 4 year period based on the grant date fair value price ranging from $0.25 to $0.154 (valued using Black Sholes model).

20.	Based on the Company’s cost of the 401K Company match.
21.	Cash bonus earned in fiscal year 2006 paid in fiscal year 2007.
22.
Compensation paid in stock in lieu of cash. The calculation prorates $20,000 on a monthly basis divided by the average monthly stock price with the minimum set at $0.20/share. The value is based on the market price when the shares are issued.

23.
Based on the vesting of options for three grants (400,000 granted) of the Company’s common stock at a market price ranging from $0.287/share to $0.16/share vesting monthly over a 4 year period based on the grant date fair value price ranging from $0.23 to $0.10 (valued using Black Sholes model).

24.	Based on the Company’s cost of the 401K Company match.
25.	Includes compensation in stock in lieu of cash. Earned 80,000 shares of common stock in fiscal 2005 issued in fiscal 2006.
26.
Based on the vesting of options for three grants (400,000 granted) of the Company’s common stock at a market price ranging from $0.287/share to $0.16/share vesting monthly over a 4 year period based on the grant date fair value price ranging from $0.23 to $0.10 (valued using Black Sholes model).

27.	Based on the Company’s cost of the 401K Company match.
28.
Mr. Appel served as consultant (LVEP) in the capacity of Secretary and CFO in 2004 and 2005. He was appointed President and CEO on January 1, 2006. He resigned his position of President, CEO and Secretary on December 15, 2006 and resigned from his CFO position on September 7, 2006. Pursuant to the consulting agreement, dated as of January 19, 2005, and amended on April 15, 2005, October 31, 2005, and December 15, 2006, the consultant continues as a director and consultant to the Company and over the 24 month term of the agreement, as amended, is to devote 50% of his time to perform consulting services over the first 12 months of the consulting period and be paid at a annual rate of $250,000 with benefits. He is to receive severance payments over an additional 12 months of $10,416.67 per month and be reimbursed for family health care. Mr. Appel’s compensation was paid through our consulting agreement with LVEP.

29.	Represents a 2006 cash bonus of $250,000 paid in calendar and fiscal year 2007 per his amended consulting agreement dated December 15, 2006.
30.	Include the 1,000,000 shares of common stock awarded on December 15, 2006 and issued on January 3, 2007 per his amended consulting agreement dated December 15, 2006.
31.
Based on the vesting, accelerated vesting (as per his amended agreement of December 15, 2006) and changes in the fair value of options for two grants: (i) 1,114,344 granted at $0.287/share and (ii) 1,173,179 granted at $0.217/share of the Company’s common stock at the fair market value of $0.1785/share and $0.1834/share, respectively using Black Sholes model.

32.	Other: reimbursements for payroll taxes, healthcare cost, workers compensation, 401K match and employment related cost.
33.	Represents 2005 bonus of $20,000 cash paid in 2006
34.	Represents 2005 bonus in stock 238,528 shares paid in 2006 at $.185/share.
35.
Based on the vesting for two grants: (i) 1,114,344 granted at $0.287/share and (ii) 1,173,179 granted at $0.217/share of the Company’s common stock at the fair market value of $0.1790/share and $0.1806/share, respectively using Black Sholes model.

36.	Based on the Company’s cost of his coverage for health care, payroll taxes and 401K Company match.
37.	Assumed company stock of 10,500 shares in lieu of bonus a $0.287/share.
38.	Healthcare and visa expenses
39.	Mr. Derbin resigned as President and CEO on December 31, 2005 and as a Director September 7, 2006.
40.	His 2005 bonus of $3,850 was paid in 2006 by issuance of 17,422 shares of Company’s Common Stock based on $0.22 per share.
41.	Based on the vesting of grants and its fair market value using the Black Sholes model. All vested options expired unused as of January 1, 2007.
42.	Health care insurance
43.	His 2004 bonus of $45,000 was paid in 2005 by issuance of 156,974 shares of common stock valued at $0.287 per share.

Director Compensation Table 2007

This table represents their compensation paid to our directors during the year end of October 31, 2007

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Thomas A. Moore	2007	-	-		-		-	-	-	-
	2006	-	-		-		-	-	-	-
	2005	-	-		-		-	-	-	-

Roni A. Appel	2007	-	-		-		-	-	-	-
	2006	-	-		-		-	-	-	-
	2005	-	-		-		-	-	-	-

Dr. James Patton	2007	-	-		-		-	-	-	-
	2006
	2005				479					479

Dr. Thomas McKearn	2007	-	-		11,424	(1)	-	-	-	11,424
	2006	-	-		9,143	(1)	-	-	-	9,143
	2005	-	-		4,242	(1)	-	-	-	4,242

Martin R. Wade III	2007	-	-		11,424	(1)	-	-	-	11,424
	2006				6,971	(1)				6,971
	2005	-	-		-		-	-	-	-

Richard Berman	2007	-	8,640	(2)	10,000	(3)	-	-	-	18,640
	2006		11,680	(2)	10,000	(3)				21,680
	2005	-	-		11,000	(3)	-	-	-	11,000

1.
Based on the vesting of 150,000 options of the Company’s common stock granted on 3/29/2006 at a market price of $0.261 share. Vests quarterly over a three year period at a fair value of $0.1434 share value Black Scholes Model at grant date. In 2005 and 2006 based on vesting of 150,000 options of the Company’s common stock granted on 10/1/2003 at a market price of $0.1952 share. Vests quarterly over a three year period at a fair value of $0.14 per share (Black Scholes Model).

2.	Receives $2,000 a month in shares of the Company’s stock valued at $0.50 share. The value of the stock based on 4,000 shares times the average monthly values.

3.
Based on the vesting of 400,000 options of the Company’s common stock granted on 2/1/2005 at a exercise price of $0.287 share and the fair value of $0.100/share. Vests quarterly over a four year period at a (value is Black Scholes model at grant date.)

Option Grants In Recent Fiscal Years

The following table sets forth each grant of stock options during the twelve month period ended October 31, 2005, 2006 and 2007 to our current and former executive officers under the 2004 and 2005 stock option plans as well as the non plan. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with rules of the SEC and do not represent our estimate or projection of our common stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of our common stock, overall market conditions and the option holders’ continued employment through the vesting period. Unless the market price of our common stock appreciates over the option term, no value will be realized from the option grants made to these executive officers. The potential realizable values shown in the table are calculated by assuming that the estimated fair market value of our common stock on the date of grant increases by 5% and 10%, respectively, during each year of the option term.

The outstanding stock options described above became options for our common stock upon the Share Exchange.

Individual Grants

Name	Year	Number Of Securities Underlying Options Granted		Percent Of Total Options Granted To Employees In Fiscal Period	Exercise Price	Expiration Date	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation For Option Term($)
							5%	10%
Thomas Moore	2007	2,400,000	(1)	82%	0.143	12/15/2016	$215,756	$545,919
CEO Chairman	2006	-		-	-	-	-	-
	2005	-		-	-	-	-	-

Dr. John Rothman	2007	300,000		10%	$0.165	2/15/2017	$31,119	$78,738
Vice President Clinical	2006	150,000		7%	$0.26	3/29/2016	$24,528	$62,167
	2005	360,000		11%	$0.29	3/1/2015	$64,988	$164,692

Fred Cobb	2007	150,000		5%	$0.165	2/15/2017	$15,559	$39,369
Vice President Finance	2006	150,000		7%	$0.26	2/20/2016	$19,811	$50,212
	2006	150,000		7%	$0.16	9/20/2006	$15,094	$38,257

Dr. Vafa Shahabi	2007	-		-	-	-	-	-
Director of Research &	2006	100,000		5%	$0.24	7/1/2016	$15,094	$38,257
Development	2006	150,000		7%	$0.16	9/20/2016	$15,094	$38,257
	2005	150,000		5%	$0.29	3/1/2015	$22,641	$57,385

Roni Appel *	2007	-		-	-	-	-	-
Secretary and Chief	2006	1,173,179	(2)	53%	$0.217	12/31/2015	$160,113	$405,809
Executive Officer	2005	1,114,344	(3)	34%	$0.29	3/31/2015	$201,165	$509,788

J. Todd Derbin (4)*	2007	-		-	-	-	-	-
President, Chief Executive Officer,	2006	-		-	-	-	-	-
and Director	2005	427,796		13%	$0.29	2/1/2015	$78,034	$197,753

(1)	As of December 15, 2006, 2,400,000 options were granted per his employment agreement.

(2)	As of January 1, 2007, 1,356,237 previously granted and vested but unexercised options were forfeited.

(3)	Reflects a grant in January 2006 post fiscal year end increasing the number of options to 5% of the outstanding shares and options of the Company as of December 31, 2005.

(4)	As of January 1, 2007 all options granted to Mr. Derbin expired unexercised.

*	Resigned

Aggregate Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

No options were exercised by a current or past executive officer in the 12 months ended October 31, 2005 and 2006 and 2007. The following table sets forth the value of unexercised options with respect to each of the named executive and former executive officers.

			Number Of Securities Underlying Unexercised Options At Fiscal Year-End (1)			Value Of Unexercised In-The-Money Options At Fiscal Year-End($) (2)
Name	Year	Shares Acquired On Exercise	Exercisable		Unexercisable	Exercisable	Unexercisable

Thomas Moore	2007	0	1,000,000	(3)	57,000	$1,400,000	$79,800
CEO and Chairman	2006
	2005	0	-		-	-	-

Dr. John Rothman	2007	0	281,250		528,750	$-	$10,500
VP Clinical Development	2006	0	135,000		375,000	$-	$-
	2005	0	-		360,000	$-	$-

Fred Cobb	2007	0	150,000		300,000	$1,500	$12,750
Vice President Finance	2006	0	-		300,000	$-	$6,000
	2005	0	-		-	-	-

Dr. Vafa Shahabi	2007	0	162,500		237,500	$1,500	$4,500
Director Research &	2006	0	56,250		343,750	$-	$6,000
Development	2005	0	-		150,000	$-	$-

Roni Appel (4)	2007	0	2,379,090		-	-	-
Secretary, Chief Financial	2006	0	997,045		1,382,045	$-	$-
Officer, and Director	2005	0	254,075		951,835	$-	$-

J. Todd Derbin	2007	0	-		-	$0	$0
President, Chief Executive	2006	0	1,356,236	(5)	-	$4,445	-
Officer, and Director	2005	0	1,273,135		83,101	$47,033	$4,017

(1)
Certain of the options are immediately exercisable of the date of grant but any shares purchased are subject to repurchase by us at the original exercise price paid per share if the optionee ceases service with us before vesting in such shares

(2)
The price at end of fiscal year ending October 31, 2007 and 2006 is based on the closing price of $0.20 per share for both dates. In 2005 the price is based on a price per share of $0.25, the highest-bid price on October 31, 2005 quoted on the OTC:BB.

(3)	As of December 15, 2006 he was granted 2,400,000 options at a strike price of $0.143 vesting monthly over a 24 month period per his hiring agreement.

(4)	As of December 15, 2006 all Mr. Appel’s options become fully vested and are exercisable until the end of the contract.

(5)	As of January 1, 2007 all these options were unexercised and forfeited.

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

Employment Agreements

Thomas A. Moore. On August 21, 2007, the Company and Mr. Moore executed an employment agreement memorializing their oral agreement on December 15, 2006. It provides for him to receive an annual salary of $250,000 which increased to $350,000 upon the sale by the Company in October 2007 of its securities for gross proceeds of at least $4,000,000 (the gross proceeds were $9,689,000) which pursuant to the terms of the agreement will entitle him to receive in event of termination of his employment by the Company severance equal to a year’s salary at the then compensation level. If the Company effects sales of securities during his term for 10,000,000 (including the foregoing sale) the agreement provides that he is to be granted an additional 750,000 shares of our common stock. On December 15, 2006 the commencement date of his employment he was granted a five year option to purchase 2,400,000 shares of our common stock a price of $0.143 per share (market close 12/15/2006) which vest in equal monthly installments over a 24 month period ending December 2008). The agreement also provides for an award to him of 2,400,000 shares of common stock if during his term the “market price” as defined of our common stock is at least $0.40 per share for 40 consecutive days. The agreement also provides for the grant of the options to be granted under the agreement and 100% vesting of all his options upon a sale or change of control of the Company while he is employed.

Vafa Shahabi, Ph.D. Dr. Shahabi has been Head of Director of Science effective March 1, 2005, terminable on 30 days. Her duties are to work on and/or manage research and development projects as specified by the Company. The compensation is $115,000 per annum with a potential bonus of $20,000. In addition, Dr. Shahabi was granted 150,000 options per her employment agreement, 100,000 in July 2006 and 150,000 in September. In July 1, 2006 his salary increased by $20,000 annually payable in stock to issued every July 1st and January 1st. As of November 1, 2007 her base compensation was increased to $135,000.

Dr. John Rothman. The Company entered into an employment agreement with Dr. Rothman, Ph.D to become Vice President of Clinical Development effective March 7, 2005 for a term of one year ending February 28, 2006 and terminable thereafter 30 days notice. His compensation is $170,000 per annum, to increase to $180,000 upon the closing of a $15 million equity financing. Upon meeting incentives to be set by the Company, he will receive a bonus of up to $45,000. In fiscal year 2006 he was paid a bonus of $10,000 in cash plus $14,800 in company stock. Effective January 1, 2006 his salary increased by $30,000 annually payable in stock to issued every July 1st and January 1st (limited to conversion at $0.20 share as minimum). In addition, Dr. Rothman was granted 360,000 stock options per his employment agreement and was granted 150,000 options in March 2006. As of November 1, 2007 his base compensation was increased to $250,000.

Fredrick D. Cobb. The Company entered into an employment agreement with Fred Cobb to become Vice President of Finance effective February 20, 2006 terminable on 30 days notice. His compensation of $140,000 per annum. Upon meeting incentives to be set by the Company, he will receive a bonus of up to $28,000. In July 1, 2006, his salary increased by $20,000 annually payable in stock to issued every July 1st and January 1 the number of shares are based on the lower of the average monthly market price or $0.20 per share. Mr. Cobb was granted 150,000 stock options per his employment agreement and was granted 150,000 options in March 2006. As of November 1, 2007 his base compensation was increased to $180,000.

Roni Appel. Mr. Appel served as our Chief Executive Officer and Chief Financial Officer (until September 7, 2006) pursuant to the terms of the Consulting Agreement between us and LVEP Management LLC described under “Certain Relationships and Related Party Transactions.”

J. Todd Derbin. Pursuant to his agreement dated December 31, 2005 to resign as our President and Chief Executive Officer, Mr. Derbin served following his resignation on December 31, 2005 as a consultant to the Company for a fee of $6,250 per month for 6 months ending June 30, 2006. Mr. Derbin continued to serve as Chairman and a member of the Board of directors of the Company until his resignation on September 7, 2006.

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information with respect to the beneficial ownership, as of October 31, 2007 of,

•	each person who is known by us to be the owner of record or beneficial owner of more than 5% of our outstanding Common Stock and each person who owns less than 5% but is significant nonetheless;

•	each of our directors;

•	our chief executive officer and each of our executive officers; and

•	all of our directors and executive officers as a group.

As used in the table below and elsewhere in this the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to or direct the vote and/or sole or shared investment power, including the power to dispose or direct the vote disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following October 31, 2007. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

This table is based upon information supplied by our directors, officers, and principal stockholders and Schedule 13Gs filed with the SEC. Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 107,957,977 shares of common stock outstanding as of October 31, 2007, adjusted as required by the rules promulgated by the SEC. Unless otherwise indicated, the address for each of the individuals and entities listed in this table is the technology Centre of NJ,  675 Route One, Suite B113, North Brunswick, NJ 08902.

Name and Address of Beneficial Owner	Number of Shares of Registrant Common Stock Beneficially Owned as of October 31, 2007		Percentage of Class Beneficially Owned*
Thomas A. Moore(1)	4,616,668	(3)	4.2

J. Todd Derbin(1)	974,090	(4)	0.9

Roni Appel(1)(2)	6,355,378	(5)	5.8

Richard Berman(1)	379,000	(6)	0.4

Dr. James Patton(1)	3,145,666	(7)	2.9

Dr. Thomas McKearn(1)	503,796	(8)	0.5

Martin R. Wade III(1)	87,500	(9)	0.1

Dr. John Rothman(2)	633,708	(10)	0.6

Fredrick Cobb(2)	232,708	(11)	0.2

Estate of Scott Flamm(1)	3,114,867	(12)	2.9

The Trustees of the University of Pennsylvania Center for Technology Transfer, University of Pennsylvania 3160 Chestnut Street, Suite 200 Philadelphia, PA 19104-6283	6,339,282	(13)	5.9

Centrecourt Asset Management 350 Madison Avenue New York, NY 10017	10,000,000	(14)	9.3

Platinum Long Term Growth VII. 152 West 57th Street, 54th Floor New York, NY 10019	6,666,667	(15)	6.2

Casterigg Master Investments, Ltd. Sandell Asset Management Corp. 40 W. 57 th Street 26 th Floor New York, NY 10019	6,633,333	(16)	9.99

All Directors and Officers as a Group (8 people)	15,954,424	(17)	14.7

* Based on 107,957,977 shares of common stock outstanding as of October 31, 2007.

(1)	Director, except for Mr. Derbin who served as a Director until his resignation on September 6, 2006 and Mr. Flamm served as a Director until his death in January 2006
(2)	Officer, Mr. Appel ceased to be an officer on December 15, 2006
(3)
Represents 2,666,667 shares, and 1,200,001 options exercisable within 60 days of October 31, 2007 and 750,000 shares authorized but not issued as of this date owned by Mr. Moore but does not reflect 2,100,000 warrants because such warrants are not exercisable within 60 days due to the ownership in 4.99% restriction under the current circumstances, exercisable within the 60 Day Period.

(4)	Reflects 469,982 shares, and 504,108 warrants to purchase shares. Mr. Derbin resigned from the board effective September 6, 2006.
(5)
Represents 3,976,288 shares, and 2,379,090 options owned by Mr. Appel (Includes 91,567 transferred from Carmel.) but does not reflect 675,897 warrants because such warrants are not exercisable within 60 days due to the ownership in 4.99% restriction under the current circumstances, exercisable within the 60 Day Period. (The 675,897 includes 576,071 warrants transferred from Carmel.) Per the Third Amended LVEP Consulting agreement dated December 15, 2006 Mr. Appel was issued 1,000,000 shares and all his previously granted options unvested became fully vested and exercisable for the remainder of their term.

(6)	Reflects 92,000 shares issued, 12,000 shares earned not issued and 275,000 options exercisable within 60 days of October 31, 2007.
(7)	Reflects 2,820,576 shares, and 73,253 options exercisable within 60 days of October 31, 2007 and 251,837 warrants.
(8)	Reflects 179,290 shares, 170,263 options exercisable within 60 days of October 31, 2007 and 154,243 warrants.

(9)	Reflects options exercisable within 60 days of October 31, 2007.
(10)	Reflects 275,775 shares issued, 44,808 shares earned but not issued and 313,125 options exercisable within 60 days of October 31, 2007.
(11)	Reflects 90,336 shares issued, 29,872 shares earned but not issued and 112,500 options exercisable within 60 days of October 31, 2007.
(12)
Reflects 125,772 shares, 91,567 options and 214,489 warrants owned by the estate and 2,621,325 shares beneficially owned by Flamm Family Partners LP, of which the estate is a partner and reflects 61,714 warrants. It excludes 98,664 shares and 143,796 warrants owned by an immediate family member.

(13)	Shares only
(14)
Reflects an aggregate of 10,000,000 shares owned by CAMOFI Master COC and CAMHZN Master LDC, but does not include 15,816,666 warrants. Centrecourt Asset Management, LLC is the investment manager of such purchaser. All warrants provide they may not be exercised if following the exercise, the holder will be deemed to be the beneficial owner of more than 9.99% of our outstanding shares of common stock. Based on information set forth in a Schedule 13G filed with the SEC on October 17, 2007 by Richard Smithline reporting sole power to vote or direct the vote over 25,839,769 shares and the sole power to dispose or to direct the disposition of 25,839,769 shares (comprised of 8,023,103 shares of Common Stock and 12,653,332 shares of Common Stock underlying Warrants held by CAMOFI, of which Mr. Smithline is a director and 2,000,000 shares of Common Stock and 3,163,334 shares of Common Stock underlying Warrants held by CAMHZN Master LDC, of which Mr. Smithline is a director). Centrecourt: 25,839,769 shares (comprised of 8,023,103 shares of Common Stock and 12,653,332 shares of Common Stock underlying Warrants held by CAMOFI, of which Centrecourt is the investment manager and 2,000,000 shares of Common Stock and 3,163,334 shares of Common Stock underlying Warrants held by CAMHZN Master LDC, of which Centrecourt is the investment manager). CAMOFI Master LDC has the sole power to vote of direct the vote over 20,676,435 shares (comprised of 8,023,103 shares of Common Stock and 12,653,332 shares of Common Stock underlying Warrants). Percent of Class: Mr. Smithline, Centrecourt and CAMOFI are 9.99%, 9.99% and 9.99%, respectively. Pursuant to the terms of the Warrant Agreements, Advaxis, Inc. has agreed that the number of shares of Common Stock that may be acquired by the holder of any Warrants upon any conversion thereof (or otherwise in respect thereof) shall be limited to the extent necessary to insure that, following such conversion (or other issuance), the total number of shares of Common Stock then beneficially owned by such a holder does not exceed 9.99% of the total number issued and outstanding shares of Common Stock. If not for the 9.99% restriction described above, the ownership percentages held by each Mr. Smithline, Centrecourt and CAMOFI would be 21.3%, 21.3% and 17.5%, respectively.

(15)
Reflects 6,666,667 shares and but excludes 5,000,000 warrants. All warrants provide they may not be exercised if following the exercise, the holder will be deemed to be the beneficial owner of more than 4.99% of our outstanding shares of common stock.

(16)
Reflects 6,633,333 shares but excludes 4,975,000 warrants. All warrants provide they may not be exercised if following the exercise, the holder will be deemed to be the beneficial owner of more than 4.99% of our outstanding shares of common stock. Based on information set forth in a Schedule 13G filed with the SEC on October 12, 2007 by Casterigg Master Investments Ltd. reporting sole power to vote or direct the vote over 6,666,667 shares and the sole power to dispose or to direct the disposition of 6,666,667 shares or 6.18% of class. As of the date of this filing, each of Castlerigg Master Investments Ltd., Sandell Asset Management Corp., Castlerigg International Limited, Castlerigg International holdings Limited and Thomas E. Sandell may be deemed the beneficial owner of the 6,666,667 shares of Common Stock held by Castlerigg Master Investments Ltd. In addition to the 6,666,667 shares of Common Stock beneficially owned by Castlerigg Master Investments Ltd., Casterigg Master Investments Ltd. Holds warrants to purchase 5,000,000 shares of Common Stock of the Company. However, pursuant to the terms of the warrants, Castlerigg Master Investments cannon exercise any of these warrants until such time as Castlerigg Master Investments Ltd. Would not beneficially own, after any exercise, more than 4.99% of the outstanding Common Stock (the “Blocker”).

(17)	Includes an aggregate of 4,610,732 options, 406,079 warrants and 836,681earned but not issued shares.

Item 12: Certain Relationships and Related Transactions, and Director Independence.

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

The Company entered into a consulting agreement with LVEP Management LLC (LVEP) dated as of January 19, 2005, and amended on April 15, 2005 and October 31, 2005, pursuant to which Mr. Roni Appel served as Chief Executive Officer, Chief Financial Officer and Secretary of the Company and was compensated by consulting fees paid to LVEP. LVEP is owned by the estate of Scott Flamm (deceased January 2006) previously, one of our directors and a principal shareholder. Pursuant to an amendment dated December 15, 2006 (“effective date”) Mr. Appel resigned as President and Chief Executive Officer and Secretary of the Company on the effective date, but remains as a board member and consultant to the company. The term of the agreement as amended is 24 months from effective date. Mr. Appel will devote 50% of his time over the first 12 months of the consulting period. Also as a consultant, he will be paid at a rate of $22,500 per month in addition to benefits as provided to other company officers. He will receive severance payments over an additional 12 months at a rate of $10,416.67 per month and shall be reimbursed for family health care. All his stock options became fully vested on the effective date and are exercisable over the option term. Also, Mr. Appel was issued 1,000,000 shares of our common stock. He received a $250,000 bonus $100,000 paid on January 3, 2007 and the remainder paid in October 2007.

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

On August 24, 2007, we issued and sold an aggregate of $600,000 principal amount promissory notes bearing interest at a rate of 12% per annum and warrants to purchase an aggregate of 150,000 shares of our common stock to three investors including Thomas Moore, our Chief Executive Officer. Mr. Moore invested $400,000 and received warrants for the purchase of 100,000 shares of Common Stock. The promissory note and accrued but unpaid interest thereon are convertible at the option of the holder into shares of our common stock upon the closing by the Company of a sale of its equity securities aggregating $3,000,000 or more in gross proceeds to the Company at a conversion rate which shall be the greater of a price at which such equity securities were sold or the price per share of the last reported trade of our common stock on the market on which the common stock is then listed, as quoted by Bloomberg LP. At any time prior to conversion, we have the right to prepay the promissory notes and accrued but unpaid interest thereon. Mr. Moore converted his $400,000 bridge investment into 2,665,667 shares of common stock and 2,000,000 $0.20 warrants based on the terms of the private placement. He was paid $7,101.37 interest in cash.

On October 17, 2007, we effected a private placement to accredited investors for approximately 49,228,334 shares of common stock and warrants to purchase 36,921,250 additional shares. Concurrent with the closing of the private placement, we sold for $1,996,667 to CAMOFI Master LDC and CAMHZN Master LDC an aggregate of (i) 10,000,000 shares of Common Stock, (ii) 10,000,000 $0.20 Warrants, and (iii) 5-year warrants to purchase an additional 3,333,333 shares of Common Stock at a purchase price of $0.001/share. Both warrants provide that they may not be exercised if, following the exercise, the holder will be deemed to be the beneficial owner of more than 9.99% of Registrant’s outstanding shares of Common Stock.

Pursuant to an advisory agreement dated August 1, 2007 with Centrecourt, Centrecourt provided various strategic advisory services to the Company in consideration thereof. The Company paid Centrecourt $328,000 in cash and issued 2,483,333 $0.20 Warrants to Centrecourt, which Centrecourt assigned to the two affiliates.

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

Director Independence

In accordance with the disclosure requirements of the Securities and Exchange Commission, and since the Over-The-Counter Bulletin Board (OTC:BB) does not have its own rules for director independence, the Company has adopted the director independence definitions as proposed by Section 121 B(2)(a) of the AMEX Company Guide. Although we are not presently listed on any national securities exchange, each of our directors, other than Mr. Thomas A. Moore and Roni Appel, is independent in accordance with the definition set forth in the AMEX Company Guide. Mr. Moore was an independent director of the Company during the fiscal year ended October 31, 2006 and continued to be an independent director until he became Chief Executive Officer on December 15, 2006. Mr. Apple was not independent until December 16, 2007 the end of his consulting agreement with the Company. Each current member of the Audit Committee and Compensation Committee was an independent director under the AMEX standards. The Board considered the information included in transactions with related parties as outlined above along with other information the Board of Directors considered relevant, when considering the independence of each director.

Item 13: Exhibits

List of Exhibits

See Index of Exhibits below. The Exhibits are filed with or incorporated by reference in this report.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
Exhibit 2.1
Agreement Plan and Merger of Advaxis, Inc. (a Colorado corporation) and Advaxis, Inc. (a Delaware corporation). Incorporated by reference to Annex B to DEF 14A Proxy Statement filed with the SEC on May 15, 2006.

Exhibit 3.1(i)	Amended and Restated Articles of Incorporation. Incorporated by reference to Annex C to DEF 14A Proxy Statement filed with the SEC on May 15, 2006.
Exhibit 3.1(ii)	Amended and Restated Bylaws. Incorporated by reference to Exhibit 10.4 to Quarterly Report Form 10-QSB filed with the SEC on December 15, 2006.
Exhibit 4.1	Form of common stock certificate. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on October 23, 2007.
Exhibit 4.2
Form of warrant to purchase shares of Registrant’s common stock at the price of $0.20 per share (the “$0.20 Warrant”). Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on October 23, 2007.

Exhibit 4.3
Form of warrant to purchase shares of Registrant’s common stock at the price of $0.001 per share (the “$.001 Warrant”). Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed with the SEC on October 23, 2007.

Exhibit 4.4	Form of warrant issued in the August 2007 financing. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K field with the SEC on August 27, 2007.
Exhibit 4.5	Form of note issued in the August 2007 financing. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K field with the SEC on August 27, 2007.
Exhibit 4.6	Form of warrant issued in the November 2004 Private Placement . Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on November 18, 2004.
Exhibit 10.1
Securities Purchase Agreement between Registrant and the purchasers in the private placement (the “SPA”), dated as of October 17, 2007, and Disclosure Schedules thereto. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on October 23, 2007.

Exhibit 10.2
Securities Purchase Agreement dated February 2, 2006 between Company and Cornell Capital Partners, LP. Incorporated by reference to Exhibit 10.09 to Report on Form 8K filed with the SEC on February 8, 2006.

Exhibit 10.3
Registration Rights Agreement between Registrant and the parties to the SPA, dated as of October 17, 2007. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on October 23, 2007.

Exhibit 10.4
Placement Agency Agreement between Registrant and Carter Securities, LLC, dated as of October 17, 2007. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on October 23, 2007.

Exhibit 10.5
Engagement Letter between Registrant and Carter Securities, LLC, dated August 15, 2007. Incorporated by reference to Exhibit 10.3(a) to Current Report on Form 8-K filed with the SEC on October 23, 2007.

Exhibit 10.6
Agreement between Registrant and YA Global Investments, L.P. f/k/a Cornell Capital Partners, L.P., dated August 23, 2007. Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the SEC on October 23, 2007.

Exhibit 10.7
Memorandum of Agreement between Registrant and CAMHZN Master LDC and CAMOFI Master LDC, purchasers of the Units consisting of Common Stock, $0.20 Warrants, and $0.001 Warrants, dated October 17, 2007. Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed with the SEC on October 23, 2007.

Exhibit 10.8
Advisory Agreement between Registrant and Centrecourt Asset Management LLC, dated August 1, 2007. Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed with the SEC on October 23, 2007.

Exhibit 10.9
Share and Exchange Agreement, dated as of August 25, 2004, by and among the Company, Advaxis and the shareholders of Advaxis. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8K filed with the SEC on November 18, 2004.

Exhibit 10.10
Security Agreement dated February 2, 2006 between Company and Cornell Capital Partners, L.P. Incorporated by reference to Exhibit 10.06 to Current Report on Form 8-K filed with the SEC on February 8, 2006.

Exhibit 10.11
Investor Registration Rights Agreement dated February 2, 2006 between Company and Cornell Capital Partners, LP. Incorporated by reference to Exhibit 10.05 to Current Report on Form 8-K filed with the SEC on February 8, 2006.

Exhibit 10.12
Form of Securities Purchase Agreement related to the November 2004 Private Placement, by and among the Company and the purchasers listed as signatories thereto. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on November 18, 2004.

Exhibit 10.13
Form of Registration Rights Agreement related to the November 2004 Private Placement, by and among the Company and the persons listed as signatories thereto. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on November 18, 2004.

Exhibit 10.14
Amended and Restated Employment Agreement, dated December 20, 2004, by and between the Company and J.Todd Derbin. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on December 23, 2004.

Exhibit 10.15	2004 Stock Option Plan of the Company. Incorporated by reference to Exhibit 4.1 to Report on Form S-8 filed with the SEC on December 1, 2005.
Exhibit 10.16	2005 Stock Option Plan of the Company. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on May 15, 2006.

Exhibit 10.17
License Agreement, between University of Pennsylvania and the Company dated as of June 17, 2002, as Amended and Restated on February 13, 2007. Incorporated by reference to Exhibit 10.11 to Report on From 10-QSB filed with the SEC on February 13, 2007.

Exhibit 10.18
Sponsored Research Agreement dated November 1, 2006 by and between University of Pennsylvania (Dr. Paterson Principal Investigator) and the Company. Incorporated by reference to Exhibit 10.44 to Quarterly Report on 10-QSB filed with the SEC on February 13, 2007.

Exhibit 10.19
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

Exhibit 10.21(a)
Amendment to Consultancy Agreement, dated as of April 4, 2005, between LVEP Management LLC and the Company. Incorporated by reference to Exhibit 10.27 to Post-Effective Amendment filed on January 5, 2006 to Registration Statement on Form SB-2 (File No. 333-122504).

Exhibit 10.21(b)
Second Amendment dated October, 31, 2005 to Consultancy Agreement between LVEP Management LLC and the Company. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on November 9, 2005.

Exhibit 10.21(c)
Third Amendment dated December 15, 2006 to Consultancy Agreement between LVEP Management LLC and the Company. Incorporated by reference to Exhibit 9.01 to Current Report on Form 8-K filed with the SEC on December 15, 2006.

Exhibit 10.22
Government Funding Agreement, dated as of April 5, 2004, by and between David Carpi and Advaxis, Inc. Incorporated by reference to Exhibit 10.10 to Post-Effective Amendment filed on January 5, 2006 to Registration Statement on Form SB-2 (File No. 333-122504).

Exhibit 10.23
Amended and Restated Consulting and Placement Agreement, dated as of May 28, 2003, by and between David Carpi and Advaxis, Inc., as amended. Incorporated by reference to Exhibit 10.11 to Post-Effective Amendment filed on January 5, 2006 to Registration Statement on Form SB-2 (File No. 333-122504).

Exhibit 10.23(i)
Consultancy Agreement, dated as of January 22, 2005, by and between Dr. Yvonne Paterson and Advaxis, Inc. Incorporated by reference to Exhibit 10.12 to Post-Effective Amendment filed on January 5, 2006 to Registration Statement on Form SB-2 (File No. 333-122504).

Exhibit 10.24
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

Exhibit 10.28
Securities Purchase Agreement, dated as of January 12, 2005, by and between the Company and Harvest Advaxis LLC. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on January 18, 2005.

Exhibit 10.28(i)
Registration Rights Agreement, dated as of January 12, 2005, by and between the Company and Harvest Advaxis LLC. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on January 18, 2005.

Exhibit 10.28(ii)
Letter Agreement, dated as of January 12, 2005 by and between the Company and Robert T. Harvey. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on January 18, 2005.

Exhibit 10.29
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

Exhibit 10.31
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

Exhibit 10.35
Clinical Research Services Agreement, dated April 6, 2005, between Pharm-Olam International Ltd. and the Company. Incorporated by reference to Exhibit 10.26 to the amendment filed on June 9, 2005 to Registration Statement on Form SB-2 (File No. 333-122504).

Exhibit 10.36
Royalty Agreement, dated as of May 11, 2003, by and between Cobra Bio-Manufacturing PLC and the Company. Incorporated by reference to Exhibit 10.28 to Post-Effective Amendment filed on January 5, 2006 to Registration Statement on Form SB-2 (File No. 333-122504).

Exhibit 10.37
Letter Agreement between the Company and Investors Relations Group Inc., dated September 27, 2005. Incorporated by reference to Exhibit 10.31 to Post-Effective Amendment filed on January 5, 2006 to Registration Statement on Form SB-2 (File No. 333-122504).

Exhibit 10.38
Consultancy Agreement between the Company and Freemind Group LLC, dated October 17, 2005. Incorporated by reference to Exhibit 10.32 to Post-Effective Amendment filed on January 5, 2006 to Registration Statement on Form SB-2 (File No. 333-122504).

Exhibit 10.39	Employment Agreement dated August 21, 2007 between the Company and Thomas A. Moore. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on August 27, 2007.

Exhibit 10.40	Employment Agreement dated February 9, 2006 between the Company and Frederick D. Cobb. Filed on March 9, 2006 with the initial filing of the Registration Statement on Form SB-2 (File No. 333-132298)
Exhibit 10.41	Resignation Agreement between J. Todd Derbin and the Company dated October 31, 2005. Incorporated by reference to Exhibit 10.1 report to Form 8-K filed with the SEC on November 9, 2005.
Exhibit 10.42
Consulting Agreement dated June 1, 2006 between the Company and Biologics Consulting Group Inc. Incorporated by reference to Exhibit 10.40 to Quarterly Report on Form 10-QSB field with the SEC on February 13, 2007.

Exhibit 10.42(i)**	Consulting Agreement dated June 1, 2006 between the Company and Biologics Consulting Group Inc. Amended on June 1, 2007.
Exhibit 10.43
Third Lease Amendment Agreement dated October 1, 2006 by and between the New Jersey Economic Development Authority and the Company. Incorporated by reference to Exhibit 10.43 to Quarterly Report on Form 10-QSB filed with the SEC on February 13, 2007.

Exhibit 10.43(i)**	Fourth Lease Amendment Agreement dated October 1, 2006 by and between the New Jersey Economic Development Authority and the Company on October 1, 2007.
Exhibit 10.44**	Master Contract Service Agreement between the Company and MediVector, Inc. dated May 20, 2007.
Exhibit 10.45**	Letter Agreement, dated November 28, 2007, between Crystal Research Associates, LLC and the Company.
Exhibit 10.46**	Service Schedule, dated September 21, 2007, to the Strategic Collaboration and Long Term Vaccine Supply Agreement, dated October 31, 2005, between the Company and Cobra Biomanufacturing Plc.
Exhibit 10.47**	Service Schedule, dated May 22, 2007, to the Strategic Collaboration and Long Term Vaccine Supply Agreement, dated October 31, 2005, between the Company and Cobra Biomanufacturing Plc.
Exhibit 10.48**	Consulting Agreement, dated May 1, 2007 between the Company and Bridge Ventures, Inc.
Exhibit 10.49**	Consulting Agreement, dated August 1, 2007 between the Company and Dr. Filer.
Exhibit 14.1	Code of Ethics. Incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K filed with the SEC on November 18, 2004.
Exhibit 23.1**	Consent of McGladrey & Pullen, LLP.
Exhibit 24.1	Power of Attorney (Included on the signature page)
Exhibit 31.1**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer (filed herewith).
Exhibit 31.2**	Rule 13a-14(a)/15d-14(a) Certification by the Principal Financial Officer (filed herewith).
Exhibit 32.1**	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*  Confidential  treatment granted

** Filed herewith

Item 14: Principal Accountant Fees and Services

McGladrey & Pullen, LLP (“M&P”) have billed and anticipate billing the Company as follows for the year ended October 31, 2007. As we have previously disclosed, a majority of the partners of Goldstein Golub Kessler LLP (“GGK”) became partners of M&P. As a result, GGK resigned as auditors of the Company effective November 28, 2007 and M&P were appointed as auditors for the Company’s annual financial statements for the year ended October 31, 2007. M&P and GGK billed the Company as follows for the years ended October 31, 2007 and 2006:

	Fiscal Year 2007	Fiscal year 2006
Audit Fees-McGladrey and Pullen LLP	$35,000	$0
Audit Fees-Goldstein Golub Kessler LLP	$22,653	$35,000
Audit-Related Fees- Goldstein Golub Kessler LLP	7,300	20,855
Total	$64,953	$55,855

Audit Fees: The Company recorded fees of $57,653 and $35,000, respectively, for M&P and GGK in connection with its audit of the Company’s financial statements for the fiscal years ended October 31, 2007 and 2006 and its review of the Company’s interim financial statements included in the Company’s Quarterly Reports on Form 10-Q for the periods ended January 31, April 30, and July 31.

Audit-Related Fees: The Company recorded fees of $7,300 and $20,855 respectively, to GGK to perform audit-related services for the fiscal years ended October 31, 2007 and 2006, primarily for review of comments to the Securities and Exchange Commission in its review of securities registration documents and the Company’s replies and for assistance with private placement memorandums and other document reviews.

Tax Fees: Preparation of the corporate tax returns were not performed by GGK.

All Other Fees: No fees were classified outside the recorded Audit and Audit Related fees.

The Audit Committee will pre-approve all auditing services and the terms thereof (which may include providing comfort letters in connection with securities underwriting) and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the "de minimus" provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied. This authority to pre-approve non-audit services may be delegated to one or more members of the Audit Committee, who shall present all decisions to pre-approve an activity to the full Audit Committee at its first meeting following such decision. The Audit Committee may review and approve the scope and staffing of the independent auditors' annual audit plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in North Brunswick, Middlesex County, State of New Jersey, on the 16 day of January, 2008.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ Thomas Moore	Chief Executive Officer and Chairman of the Board	January 16, 2008
Thomas Moore	(Principal Executive Officer)

/s/ Fredrick Cobb	Vice President, Finance	January 16, 2008
Fredrick Cobb	(Principal Financial and Accounting Officer)

/s/ Roni Appel	Director	January 16, 2008
Roni Appel

/s/ Thomas McKearn	Director	January 16, 2008
Thomas McKearn

/s/ James Patton	Director	January 16, 2008
James Patton

/s/ Richard Berman	Director	January 16, 2008
Richard Berman

/s/ Martin Wade III	Director	January 16, 2008
Martin Wade