Form 10QSB
period 2008-01-31
Advaxis, Inc.
filed 2008-03-17
CIK 1100397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 7, 2008

108,169,830 shares outstanding of the Company’s Common Stock, par value $.001 per share

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

ADVAXIS, INC.
(A Development Stage Company)
January 31, 2008

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet at January 31, 2008 (unaudited)	2

Statements of Operations for the three month periods ended January 31, 2008 and 2007 and the period March 1, 2002 (inception) to January 31, 2008 (unaudited)	3

Statements of Cash Flow for the three month periods ended January 31, 2008 and 2007 and the period March 1, 2002 (inception) to January 31, 2008 (unaudited)	4

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis	8

Item 3. Controls and Procedures	11

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 6. Exhibits	11

SIGNATURES	12

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements
ADVAXIS, INC.
(A Development Stage Company)
Balance Sheet
(Unaudited)

January 31, 2008
ASSETS
Current Assets:
Cash	$2,826,873
Prepaid expenses	147,873
Total Current Assets	2,974,746

Property and Equipment (net of accumulated depreciation of $64,747)	114,617
Intangible Assets (net of accumulated amortization of $164,990)	1,125,111
Other Assets	3,876
Total Assets	$4,218,350
LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$801,340
Accrued expenses	426,664
Deferred revenue	52,597
Interest payable	14,568
Notes payable - current portion	66,850
Total Current Liabilities	1,362,019

Notes payable - net of current portion	16,098
Total Liabilities	$1,378,117

Shareholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and oustanding	-
Common Stock - $0.001 par value; authorized 500,000,000 shares, issued and outstanding 107,957,977	107,957
Additional Paid-In Capital	16,250,525
Deficit accumulated during the development stage	(13,518,249)
Total Shareholders' Equity	$2,840,233
Total Liabilities & Shareholders’ Equity	$4,218,350

  The accompanying footnotes are an integral part of these financial statements.

ADVAXIS, INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

	3 Months Ended January 31,	3 Months Ended January 31,	Period from March 1, 2002 (Inception) to January 31,
	2008	2007	2008
Revenue	$22,403	$146,307	$1,281,839

Research & Development Expenses	682,163	494,107	6,058,307
General & Administrative Expenses	772,590	845,072	7,745,477
Total Operating expenses	1,454,752	1,339,179	13,803,784

Loss from Operations	(1,432,350)	(1,192,872)	(12,521,944)

Other Income (expense):
Interest expense	(1,987)	(153,355)	(1,075,207)
Other Income	32,714	26,326	232,542
Gain on note retirement	-	-	1,532,477
Net changes in fair value of common stock warrant liability and embedded derivative liability	-	1,282,871	(1,642,232)
Net loss	(1,401,623)	(37,030)	(13,474,365)

Dividends attributable to preferred shares	-	-	43,884

Net loss applicable to Common Stock	(1,401,623)	$(37,030)	$(13,518,249)

Net loss per share, basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding basic and diluted	107,957,977	41,168,537

The accompanying footnotes are an integral part of these financial statements.

ADVAXIS, INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	3 Months ended January 31,	3 Months ended January 31,	Period from March 1, 2002 (Inception) to January 31,
	2008	2007	2008
OPERATING ACTIVITIES
Net loss	$(1,401,623)	$(37,030)	$(13,474,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges to consultants and employees for options and stock	51,889	392,439	1,549,755
Amortization of deferred financing costs	-	29,606	260,000
Non-cash interest expense	1,007	82,399	511,285
Loss (Gain) on change in value of warrants and embedded derivative	-	(1,282,871)	1,642,232
Value of penalty shares issued	-	-	117,498
Depreciation expense	8,794	6,334	64,747
Amortization expense of intangibles	15,858	13,241	168,161
Gain on note retirement	-	-	(1,532,477)
Decrease (Increase) in prepaid expenses	52,044	21,382	(147,873)
Decrease (Increase) in other assets	-	724	(3,876)
Increase in accounts payable	14,043	3,447	1,238,546
Increase in accrued expenses	121,641	6,047	410,475
Increase in interest payable	-	40,518	18,291
Increase (Decrease) in deferred revenue	52,597	(12,456)	52,597
Net cash used in operating activities	(1,088,750)	(736,220)	(9,125,003)
INVESTING ACTIVITIES
Cash paid on acquisition of Great Expectations	-	-	(44,940)
Purchase of property and equipment	(6,969)	(29,400)	(133,784)
Cost of intangible assets	(42,834)	(16,674)	(1,368,223)
Net cash used in Investing Activities	(49,803)	(46,074)	(1,546,947)
FINANCING ACTIVITIES
Proceeds from convertible secured debenture			960,000
Cash paid for deferred financing costs		-	(260,000)
Principal Payments on notes payable	(3,546)	(1,063)	(95,633)
Proceeds from notes payable		-	1,271,224)
Net proceeds of issuance of Preferred Stock		-	235,000
Payment on cancellation of Warrants			(600,000)
Proceeds of issuance of Common Stock, net of issuance costs	(78,012)	-	11,988,232
Net cash (used in) provided by Financing Activities	(81,558)	(1,063)	13,498,823
Net (Decrease) increase in cash	(1,215,111)	(783,357)	2,826,873
Cash at beginning of period	4,041,984	2,761,166	-
Cash at end of period	$2,826,873	$1,977,809	$2,826,873

The accompanying footnotes are an integral part of these financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities

	3 Months ended January 31,	3 Months ended January 31,	Period from March 1, 2002 (Inception) to January 31,
	2008	2007	2008
Equipment acquired under capital lease	$—	$45,580	$45,580
Common Stock issued to Founders	—	—	$40
Notes payable and accrued interest converted to Preferred Stock	—	—	$15,969
Stock dividend on Preferred Stock	—	—	$43,884
Notes payable and accrued interest converted to Common Stock		$$150,000	$2,513,158
Intangible assets acquired with notes payable	—	—	$360,000
Debt discount in connection with recording the original value of the embedded derivative liability	—	—	512,865
Allocation of the original secured convertible debentures to warrants	—	—	$214,950
Warrants Issued in connection with issuance of common stock	—	—	1,505,550

 The accompanying footnotes are an integral part of these financial statements.

 ADVAXIS, INC.
NOTES TO THE FINANCIAL STATEMENTS

1.	Business description

We are a development stage biotechnology company utilizing multiple mechanisms of immunity with the intent to develop cancer vaccines that are more effective and safer than existing vaccines. To that end, we have licensed rights from the University of Pennsylvania (“Penn”) to use a patented system to engineer a live attenuated Listeria monocytogenes bacteria (the “Listeria System”) to secrete a protein sequence containing a tumor-specific antigen. Using the Listeria System, we believe we will force the body’s immune system to process and recognize the antigen as if it were foreign, creating the immune response needed to attack the cancer. Our licensed Listeria System, developed at Penn over the past 10 years, provides a scientific basis for believing that this therapeutic approach induces a significant immune response to a tumor. Accordingly, we believe that the Listeria System is a broadly enabling platform technology that can be applied to many types of cancers. In addition, we believe there may be useful applications in infectious diseases and auto-immune disorders. The therapeutic approach that comprises the Listeria System is based upon the innovative work of Yvonne Paterson, Ph.D., Professor of Microbiology at Penn, involving the creation of genetically engineered Listeria that stimulate the innate immune system and induce an antigen-specific immune response involving humoral and cellular components. On July 1, 2002 (effective date) we entered into an exclusive 20-year license from Penn to exploit the Listeria System, subject to meeting various royalty and other obligations (the “Penn License”) which was amended and restated on February 13, 2007. The First Amendment to the Amended and Restated Patent License Agreement was entered into on March 26, 2007 to exercise its option to license an additional Listeria-Based and LLO-Based Vaccine patent/docket and have agreed to license 12 other patents/dockets.

We have focused our initial development efforts on five lead compounds. In February 2006 we commenced a Phase I/II clinical study of Lovaxin C, a vaccine with a potential for treatment of cervical cancer. We completed this clinical study in the fourth fiscal quarter 2007 after dosing 15 patients with end-stage cervical cancer conducted in Mexico, Serbia and Israel and met our trial objective. The objective of this trial was to establish a range of safe doses up to a maximally tolerated dose, which was achieved.

Based upon the outcome of our phase I/II trial in advanced cervical cancer, we plan on undertaking a phase II trial in stage 2/3 Cervical Intraepithelial Neoplasia (CIN). Stage 3 CIN is carcinoma in situ, and is a non-invasive form of cervical cancer. Stages 1 and 2 CIN are commonly called cervical dysplasia. Thus CIN is the name of the disease that can increase in severity to become invasive cervical cancer. While CIN frequently regresses spontaneously, over 250,000 surgical procedures are performed in the US annually to prevent progression from CIN to invasive cancer. We intend to begin this trial in the fourth fiscal quarter of 2008.

The accompanying unaudited interim consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim period. These interim Financial Statements should be read in conjunction with the Company’s Financial Statements and Notes for the year ended October 31, 2007 filed on Form 10-KSB. We believe these financial statements reflect all adjustments (consisting only of normal, recurring adjustments) that are necessary for a fair presentation of our financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year.

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

Since our inception until January 31, 2008, the Company has reported accumulated net losses of $13,518,249 and recurring negative cash flows from operations. In order to maintain sufficient cash and investments to fund future operations, we are seeking to raise additional capital in fiscal year 2008 through various financing alternatives. If additional capital were raised through the sale of equity or convertible debt securities, the issuance of such securities would result in additional dilution to our existing stockholders. We believe that the offering proceeds for the October 17, 2007 raise will be sufficient to sustain our plan of operations for the next six months. However, the company cannot provide assurances that our plans will not change, or that changed circumstances will not result in the depletion of capital resources more rapidly than anticipated. If we are unable to obtain additional sources of financing or generate sufficient cash flows from sufficient capital, it could create a material adverse effect on future operating prospects of the Company.

Since inception through January 31, 2008, all of the Company’s revenue has been from grants. For the three month period ended January 31, 2008, all of the revenue was received from the New Jersey Commission on Science and Technology.

Intangible Assets:

Intangible assets primarily consist of legal and filing costs associated with obtaining trademarks, patents and licenses. The license and patent costs capitalized primarily represent the value assigned to the Company’s 20-year exclusive worldwide license agreement with Penn which are amortized on a straight-line basis over their remaining useful lives which are estimated to be twenty years from the effective date of Penn Agreement dated July 1, 2002. The value of the license and patents are based on management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future uses. This license includes the exclusive right to exploit 12 issued patents and the rights to exploit the majority of the 46 pending patents subject to finalization of the Second Amendment to the Amended and Restated Agreement. The Company exercised its option under the Second Amended and Restated Patent License Agreement to license a majority of these pending patents for a fee of $311,000 but has not finalized this Agreement. As of the date of this filing we are negotiating in a period of good faith on the form of payment. As of January 31, 2008, all gross capitalized costs associated with the licenses and patents filed and granted as well as and costs associated with patents pending are $1,199,387 (excluding the Second Amendment) as shown under license and patents on the table below. Out of the $1,199,387 capitalized cost the cost of the patents and licenses issued is estimated to be $458,983 and cost of the patents pending or in process of filing is estimated to be $740,404. The expirations of the existing patents range from 2014 to 2020. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. No patent applications without value were abandoned and charged to expense in the current or prior year. Amortization expense for licensed technology and capitalized patent cost is included in general and administrative expense.

Under the amended and restated agreement we are billed actual patent expenses as they are passed through from Penn. The following is a summary of the intangibles assets as of the following fiscal periods:

	October 31, 2007	January 31, 2008	Increase/Decrease
Trademark	$87,857	$90,714	$2,857
License	496,127	529,915	33,788
Patents	663,283	669,472	6,189
Total intangibles	1,247,267	1,292,101	42,834
Accumulated Amortization	(149,132)	(164,990)	(15,858)
Intangible Assets	$1,098,135	$1,125,111	$26,976

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

Loss Per Share:

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

	As of January 31, 2007	As of January 31, 2008
Warrants	25,009,220	87,713,770
Stock Options	8,126,123	8,512,841
Convertible Debt (1)	17,317,487
Total All	50,452,830	96,226,611

(1) Conversion of the outstanding principal of $2,550,000 converted at 95% of the January 31, 2007 closing price of $0.155 per share or $0.147 per share.

Uncertain Tax Provisions:

Effective November 1, 2007 the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The adoption of FIN 48 in the first quarter of fiscal 2008 did not have an impact on the Company’s financial condition or results of operations.

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

The Company measured the fair value of the warrants and embedded conversion features at each reporting date using the Black-Scholes-Merton valuation model based on the current assumptions at that point in time. This calculation has resulted in a fair market value significantly different than the previous reporting period. The increase or decrease in the fair market value of the warrants and embedded conversion feature at each period results in a non-cash income or expense which is recorded in other income (expense) in the Statement of Operations along with corresponding changes in fair value of the liability.

The Company measured the fair value of the warrants on the date of each reporting period until the debt was extinguished on October 17, 2007. Changes that occurred in the January 31, 2007 reporting period resulted in a decrease in the fair value of the warrants of and embedded derivative of $1,282,871 recorded in the Statement of Operations as income to Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability.

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

We have no customers. We are in the development stage and have focused our initial development efforts on five lead compounds. In February 2006 we received governmental approvals in Mexico, Israel and Serbia to commence in those countries a Phase I clinical study of Lovaxin C, a vaccine with a potential for treatment of cervical and neck cancer. We completed this clinical study in the fourth fiscal quarter 2007. The study included 15 patients with advanced cervical cancer and met our trial objectives.

Three months ended January 31, 2008 Compared to the three months ended January 31, 2007

Revenue. Our revenue decreased by $123,904, or 85%, to $22,403 for the three months ended January 31, 2008 (“Fiscal 2008 Quarter”) as compared with $146,307 for the three months ended January 31, 2007 (“Fiscal 2007 Quarter”) primarily due to the $133,850 of grant money received from the National Cancer Institute in the fiscal 2007 Quarter as compared to the grant from the State of New Jersey received in the Fiscal 2008 Quarter.

Research and Development Expenses. Research and development expenses increased by $188,055, or 38%, to $682,162 for the Fiscal 2008 Quarter as compared with $494,107 for the Fiscal 2007 Quarter, principally attributable to the following:

•
Clinical trial expenses decreased by $63,281, or 49%, to $66,621 from $129,902 due to our higher clinical trial activity in the Fiscal 2007 Quarter compared to the close out phase in the Fiscal 2008 Quarter.

•	Wages, options and lab costs increased by $28,720, or 11% to $283,858 from $255,138 principally due to our expanded research & development efforts and a wage increase on November 1, 2007.
•
Consulting expenses increased by $23,799, or 152%, to $39,411 from $15,612, primarily reflecting the higher effort required to prepare the Investigational New Drug filing for the FDA in the Fiscal 2008 Quarter compared to the same period last year.

•
Subcontracted research expenses decreased by $50,644, or 55%, to $41,225 from $91,869, primarily reflecting the reduced subcontract work performed by Dr. Paterson at Penn, pursuant to the NCI grants in the first quarter Fiscal 2008 Quarter compared to the same period last year.

•
Manufacturing expenses increased by $222,822, to $224,407 from $1,585; the result of the ongoing clinical supply program for our upcoming Phase II trial compared to no manufacturing program in the Fiscal 2007 Quarter.

•
Toxicology study expenses of $26,640, incurred in the Fiscal 2008 Quarter, are a result of an ongoing toxicology study by Pharm Olam in connection with our Lovaxin C product candidates in anticipation of clinical studies in 2008, no such expenses were incurred in the Fiscal 2007 Quarter.

We anticipate a continued increase in R&D expenses as a result of expanded development and commercialization efforts related to toxicology studies, clinical trials, and product development, and expenses to be incurred in the development of strategic and other relationships required ultimately if the licensing, manufacture and distribution of our product candidates are undertaken.

General and Administrative Expenses. General and administrative expenses decreased by $72,482, or 9%, to $772,590 for the Fiscal 2008 Quarter as compared with $845,072 for the Fiscal 2007 Quarter, primarily attributable to the following:

•
Wages, Options and benefit expenses increased by $138,158, or 84% to $301,814 from $163,656 due to the effect of hiring the Chief Executive Officer (“CEO”) midway through the Fiscal 2007 Quarter compared to his employment for the full Fiscal 2008 Quarter. He also received an annual pay increase of $100,000 due to a successful milestone on October 17, 2007. Additionally there were other wage increases on November 1, 2007. An increase of option expense of $32,876 to $52,650, or 166% from $19,774 is primarily due to the CEO’s options granted as part of his employment agreement. In Fiscal 2008 Quarter the expense included three months of vesting versus one month in the Fiscal 2007 Quarter.

•
Consulting fees and expenses decreased by $358,029, or 74%, to $125,646 from $483,675. This decrease was primarily attributed to: (i) a decrease of $159,909 in option expense recorded in the Fiscal 2007 Quarter primarily due to an amendment of Mr. Appel’s (LVEP) consulting agreement compared to no options recorded in the Fiscal Quarter 2008; (ii) a decrease of $204,852 primarily due to the issuance to Mr. Appel of 1,000,000 shares of common stock of the Company ($200,000) and (iii) a $41,667 decrease of Mr. Appel’s bonus recorded in the Fiscal 2007 Quarter and none recorded in the Fiscal 2008 Quarter. These decreases in expenses were partially offset by the increase in other consulting expenses due to financial advisor fees of $48,399 recorded in the Fiscal 2008 Quarter verses the fees for other consultants in the Fiscal 2007 Quarter.

•	Penalty expense increased by $31,778 to $31,778. This expense was recorded in the Fiscal 2008 Quarter due to the delay of effectiveness of the registration statement on Form SB-2, File No. 333-147752.
•
An increase in legal, accounting, professional and public relations expenses of $76,238, or 66%, to $191,205 from $114,967, primarily as a result of growth in the Company and additional cost of being a public company.

•
Amortization of intangibles and depreciation of fixed assets increased by $5,077, or 26%, to $24,652 from $19,575 primarily due to an increase in fixed assets and intangibles in the Fiscal 2008 Quarter compared to the Fiscal 2007 Quarter.

•
Overall occupancy and conference related expenses increased by $34,296 or 54% to $97,495 from $63,199. Overall conference expense has increased by $30,960 in the Fiscal 2008 Quarter due to the participation in several cancer conferences. Additional expenses for publication material were partially offset by lower director and officer’s insurance costs amounting to $8,728 for the Fiscal 2008 Quarter.

Other Income (expense). Other Income (expense) decreased by $1,125,115 to $30,728 for Fiscal 2008 Quarter from income of $1,155,842 for the Fiscal 2007 Quarter. During the Fiscal 2007 and the Fiscal 2008 Quarters, we recorded interest expense of ($153,355) and ($1,987) respectively, primarily related to interest accrued on our outstanding secured convertible debenture issued on February 2 and March 8, 2006. Interest earned on investments for the Fiscal 2007 and Fiscal 2008 Quarters amounted to $26,326 and $32,714, respectively. In the Fiscal 2007 Quarter there was a net change of $1,282,871 in the fair value of common stock warrants and embedded derivative liabilities recorded as income (non-cash item) compared to the fair values as of October 31, 2006 of the secured convertible debenture. There was no comparable charge in Fiscal 2008 Quarter as the warrant and embedded derivative liability was settled in October 2007.

No provision for income taxes was made for either Fiscal Quarter due to significant tax losses during and prior to such periods.

On January 31, 2008, our cash balance was $2,826,873, and our working capital was $1,612,727, primarily the result of net proceeds of approximately $8,452,342 from the issuance of common stock in a private placement in October 2007 less the cost of retiring outstanding debt and interest of approximately $2,889,999, purchase of warrants $600,000 and the higher overall cost of development and operations as a public company.

We intend to use our available cash and resources during the next 6 months following January 31, 2008 to prepare our Phase II clinical trial in CIN using Lovaxin C, one of our lead product candidates in development using our Listeria System, maintain our research and development team to assist in the further development of Lovaxin B (our Listeria vaccine directed toward treatment of breast cancer), and Lovaxin P (our Listeria vaccine directed toward treatment of prostate cancer) as well as in the development of several additional Listeria based vaccines for the treatment of cancer, and to enhance our manufacturing capabilities and strategic activities.

Contingent obligations

On July 1, 2002 (effective date) we entered into a 20-year exclusive worldwide license, with the University of Pennsylvania (“Penn”) with respect to the innovative work of Yvonne Paterson, Ph.D., Professor of Microbiology in the area of innate immunity, or the immune response attributable to immune cells, including dendritic cells, macrophages and natural killer cells, that respond to pathogens non-specifically. This agreement has been amended from time to time and was amended and restated on February 13, 2007. The First Amendment to the Amended and Restated Patent License Agreement was entered into on March 26, 2007 to exercise its option to license an additional Listeria-Based and LLO-Based Vaccine patent/docket and have agreed to license 12 other patents/dockets.

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

This license also grants us exclusive negotiation rights and exclusive options until June 17, 2009 to obtain exclusive licenses to new inventions on therapeutic vaccines developed by Drs. Paterson and Fred Frankel and their laboratory. Each option is granted to us at no cost and provides a six-month exercise period from the date of disclosure. Under this option we have finalized the First Amendment to the Amended and Restated Agreement for one docket and have negotiated licenses for more 12 dockets, with each docket having the potential of more than one patent. These dockets represent a majority of our pending patents and although we have agreed to a fee of $311,000 we are negotiating in good faith the term of the form of payment and have not finalized the Second Amendment.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 1, 2008 we issued 211,853 shares of common stock in connection with liquidated damages of $31,778 incurred due to the delay in effectiveness of the registration statement on Form SB-2.

The above sales were exempt from registration under the Act by virtue of the provisions of Section 4(2) thereof.

Item 6. Exhibits and Reports on Form 8-K

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

No Reports on Form 8-K were filed during the three months ended January 31, 2008 except as follows:

i.	Report on Form 8-K filed November 27, 2007 relating to items:4.01 and 9.01.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ADVAXIS, INC. Registrant

Date: March 17, 2008	By:	/s/ Thomas Moore
Thomas Moore Chief Executive Officer and Chairman of the Board

By:	/s/ Fredrick Cobb
Fredrick Cobb Vice President Finance, Principal Financial Officer