Form 10QSB
period 2008-04-30
Advaxis, Inc.
filed 2008-06-13
CIK 1100397

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2010 Estimated Average burden Hours per response 182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act).
Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 30, 2008:

109,073,676 shares outstanding of the Company’s Common Stock, par value $.001 per share

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

ADVAXIS, INC.
(A Development Stage Company)
April 30, 2008

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Balance Sheet at April 30, 2008 (unaudited)	3

Statements of Operations for the three and six month periods ended April 30, 2008 and 2007 (unaudited), and the period March 1, 2002 (inception) to April 30, 2008 (unaudited)	4

Statement of Cash Flows Statements for the six month periods ended April 30, 2008 and 2007 and the period March 1, 2002 (inception) to April 30, 2008 (unaudited)	5

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis	9

Item 3. Controls and Procedures	13

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 6. Exhibits and Reports on Form 8-K	13

SIGNATURES	14

CERTIFICATIONS

PART I

Item 1. Financial Statements

ADVAXIS, INC .
(A Development Stage Company)
Balance Sheet
(Unaudited)

April 30, 2008
ASSETS
Current Assets:
Cash	$1,295,708
Prepaid expenses	135,975
Total Current Assets	1,431,683

Property and Equipment (net of accumulated depreciation of $73,789)	108,527
Intangible Assets (net of accumulated amortization of $183,476)	1,182,938
Other Assets	3,876

Total Assets	$2,727,024
LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$802,045
Accrued expenses	324,028
Deferred revenue	34,641
Interest payable	14,568
Notes payable - current portion	67,835
Total Current Liabilities	1,243,117

Notes payable - net of current portion	12,446
Total Liabilities	1,255,563

Shareholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common Stock - $0.001 par value; authorized 500,000,000 shares, issued and outstanding 109,073,676 shares	109,073
Additional Paid-In Capital	16,489,917
Deficit accumulated during the development stage	(15,127,529)
Total Shareholders' Equity	1,471,461
Total Liabilities and Shareholders’ Equity	$2,727,024

The accompanying footnotes are an integral part of these financial statements.

ADVAXIS, INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

	3 Months Ended April 30, 2008	3 Months Ended April 30, 2007	6 Months Ended April 30, 2008	6 Months Ended April 30, 2007	Period from March 1, 2002 (Inception) to April 30, 2008
Revenue	$17,956	$7,894	$40,359	$154,201	$1,299,795

Research & Development Expenses	664,875	530,492	1,347,038	1,024,599	6,723,182
General & Administrative Expenses	971,530	1,002,829	1,744,120	1,847,901	8,717,007
Total Operating expenses	1,636,405	1,533,321	3,091,158	2,872,500	15,440,189

Loss from Operations	(1,618,449)	(1,525,427)	(3,050,799)	(2,718,299)	(14,140,394)

Other Income (expense):
Interest expense	(1,945)	(212,181)	(3,931)	(365,536)	(1,077,151)
Other Income	11,114	11,646	43,827	37,972	243,656
Gain on note retirement	-	319,967	-	319,967	1,532,477
Net changes in fair value of common stock warrant liability and embedded derivative liability	-	(1,729,549)		(446,678)	(1,642,232)
Net loss	(1,609,280)	(3,135,544)	(3,010,903)	(3,172,574)	(15,083,645)

Dividends attributable to preferred shares	-	-	-	-	43,884

Net loss applicable to Common Stock	$(1,609,280)	$(3,135,544)	$(3,010,903)	$(3,172,574)	$(15,127,529)

Net loss per share, basic and diluted	$(0.01)	$(0.07)	$(0.03)	$(0.07)

Weighted average number of shares outstanding, basic and diluted	108,428,587	43,714,807	108,190,696	42,385,001

The accompanying footnotes are in integral part of these financial statements.

ADVAXIS, INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	6 Months ended April 30,	6 Months ended April 30,	Period from March 1, 2002 (Inception) to April 30,
	2008	2007	2008
OPERATING ACTIVITIES
Net loss	$(3,010,903)	$(3,172,574)	$(15,083,645)
Adjustments to reconcile net loss
to net cash used in operating activities:
Non-cash charges to consultants and employees for options and stock	260,620	999,931	1,758,486
Amortization of deferred financing costs	-	79,972	260,000
Non-cash interest expense	1,994	206,681	512,272
Accrued interest on notes payable	-	76,457	-
Loss on change in value of warrants and embedded derivative	-	446,678	1,642,232
Value of penalty shares issued	31,778	-	149,276
Depreciation expense	17,836	14,629	73,789
Amortization expense of intangibles	34,344	28,878	186,647
Gain on note retirement	-	(319,967)	(1,532,477)
Decrease (Increase) in prepaid expenses	63,942	(11,780)	(135,975)
Decrease (Increase) in other assets	-	725	(3,876)
Increase (Decrease) in accounts payable	14,748	(83,403)	1,239,251
(Decrease) Increase in accrued expenses	19,005	(31,993)	307,841
Increase in interest payable	-	-	18,291
Increase (Decrease) in deferred revenue	34,641	(20,350)	34,641
Net cash used in operating activities	(2,531,995)	(1,786,116)	(10,573,247)
INVESTING ACTIVITIES
Cash paid on acquisition of Great Expectations	-	-	(44,940)
Purchase of property and equipment	(9,921)	(32,873)	(136,736)
Cost of intangible assets	(119,147)	(48,469)	(1,444,537)
Net cash used in investing Activities	(129,068)	(81,342)	(1,626,213)
FINANCING ACTIVITIES
Proceeds from convertible secured debenture	-	-	960,000
Cash paid for deferred financing costs	-	-	(260,000)
Principal payment on notes payable	(7,200)	-	(99,287)
Proceeds from notes payable	-	(4,311)	1,271,224
Net proceeds of issuance of Preferred Stock	-	-	235,000
Payment on cancellation of warrants	-	-	(600,000)
Proceeds of issuance of Common Stock; net of issuance costs	(78,013)	-	11,988,231
Net cash provided by (used in) financing Activities	(85,213)	(4,311)	13,495,168
Net (Decrease) increase in cash	(2,746,276)	(1,871,769)	1,295,708
Cash at beginning of period	4,041,984	2,761,166	-
Cash at end of period	$1,295,708	$889,397	$1,295,708

The accompanying footnotes are an integral part of these financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities

	6 Months ended April 30,	6 Months ended April 30,	Period from March 1, 2002 (Inception) to
	2008	2007	April 30, 2008

Equipment acquired under capital lease	-	$45,580	$45,580
Common Stock issued to Founders	-	-	$40
Notes payable and accrued interest
converted to Preferred Stock	-	-	$15,969
Stock dividend on Preferred Stock	-	-	$43,884
Notes payable and accrued interest
converted to Common Stock	-	$610,836	$2,513,158
Intangible assets acquired with notes payable	-	-	$360,000
Debt discount in connection with recording the original value of the embedded derivative liability	-	-	$512,865
Allocation of the original secured convertible debentures to warrants	-		$214,950
Warrants issued in connection with issuances of common stock	-	-	1,505,550

The accompanying footnotes are an integral part of these financial statements.

ADVAXIS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Business description

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

We have focused our initial development efforts on five lead compounds. In February 2006 we commenced a Phase I clinical study of Lovaxin C, a vaccine with a potential for treatment of cervical cancer. We completed this clinical study in the fourth fiscal quarter 2007 after 15 patients with end-stage cervical cancer were dosed with Lovaxin-C. This study was conducted in Mexico, Serbia and Israel. Our trial objective was achieved. The objective of this trial was to establish a range of safe doses up to a maximally tolerated dose, which was achieved.

Based upon the outcome of our Phase I trial in advanced cervical cancer, we plan on undertaking a Phase II trial in Stage 2/3 Cervical Intraepithelial Neoplasia (CIN). Stage 3 CIN is carcinoma in situ, and is a non-invasive form of cervical cancer. Stages 1 and 2 CIN are commonly called cervical dysplasia. Thus CIN is the name of the disease that can increase in severity to become invasive cervical cancer. While CIN frequently regresses spontaneously, over 250,000 surgical procedures are performed in the US annually to prevent progression from CIN to invasive cancer. We have filed an Investigational New Drug (“IND”) with the U.S. Food and Drug Administration on May 16, 2008. This application includes a Phase II protocol for Lovaxin C, Advaxis’ lead drug candidate, for the treatment of CIN to be conducted in the U.S. The filing requires a certificate of analysis for the Company’s second clinical batch, which is currently being release tested and the certificate of analysis is anticipated to be issued within the next few weeks. The CIN study is scheduled to begin this summer pending the completion of the IND review, attaining the certificate of analysis and approval by the FDA.

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

Since our inception until April 30, 2008, the Company has reported accumulated net losses of $15,127,529 and recurring negative cash flows from operations. In order to maintain sufficient cash and investments to fund future operations, we are seeking to raise additional capital in fiscal year 2008 through various financing alternatives. If additional capital were raised through the sale of equity or convertible debt securities, the issuance of such securities would result in additional dilution to our existing stockholders. We believe that the offering proceeds for the October 17, 2007 raise will be sufficient to sustain our plan of operations for the next three months. However, the company cannot provide assurances that our plans will not change, or that changed circumstances will not result in the depletion of capital resources more rapidly than anticipated. If we are unable to obtain additional sources of financing or generate sufficient cash flows from sufficient capital, it could create a material adverse effect on future operating prospects of the Company.

Since inception through April 30, 2008, all of the Company’s revenue has been from grants. For the three and six month period ended April 30, 2008, all of the revenue was received from the New Jersey Commission on Science and Technology.

Intangible Assets:

Intangible assets primarily consist of legal and filing costs associated with obtaining trademarks, patents and licenses. The license and patent costs capitalized primarily represent the value assigned to the Company’s 20-year exclusive worldwide license agreement with Penn which are amortized on a straight-line basis over their remaining useful lives which are estimated to be twenty years from the effective date of Penn Agreement dated July 1, 2002. The value of the license and patents are based on management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future uses. This license includes the exclusive right to exploit 12 issued patents and the rights to exploit the majority of the 55 pending patents subject to finalization of the Second Amendment to the Amended and Restated Agreement. The Company exercised its option under the Second Amended and Restated Patent License Agreement to license a majority of these pending patents for a fee of $311,000 but has not finalized this Agreement. As of the date of this filing we are negotiating in a period of good faith on the form of payment. As of April 30, 2008, all gross capitalized costs associated with the licenses and patents filed and granted as well as and costs associated with patents pending are $1,271,502 (excluding the Second Amendment) as shown under license and patents on the table below. The $1,271,502 capitalized cost the cost of the patents and licenses issued is estimated to be $613,743 and cost of the patents pending or in process of filing is estimated to be $657,759. The expirations of the existing patents range from 2014 to 2020. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. No patent applications without value were abandoned and charged to expense in the current or prior year. Amortization expense for licensed technology and capitalized patent cost is included in general and administrative expense.

Under the amended and restated agreement we are billed actual patent expenses as they are passed through from Penn. The following is a summary of the intangibles assets as of the following fiscal periods:

	October 31, 2007	April 30, 2008	Increase (Decrease)
Trademark	$87,857	$94,912	$7,055
License	496,127	529,915	33,788
Patents	663,283	741,587	78,304
Total intangibles	1,247,267	1,366,414	119,147
Accumulated Amortization	(149,132)	(183,476)	(34,344)
Intangible Assets	$1,098,135	$1,182,938	$84,803

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

	As of April 30, 2007	As of April 30, 2008
Warrants	25,009,220	87,883,769
Stock Options	8,512,841	8,812,841
Convertible Debt (1)	7,861,189	-
Total All	41,383,250	96,696,610

(1) Conversion of the outstanding principal of $2,539,164 converted at 95% of the April 30, 2007 closing price of $0.340 per share or $0.323 per share.

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

Secured Convertible Debenture:

Pursuant to a Securities Purchase Agreement dated February 2, 2006 ($1,500,000 principal amount) and March 8, 2006 ($1,500,000 principal amount) we issued to Cornell Capital Partners, LP (“Cornell”) $3,000,000 principal amount of the Company’s Secured Convertible Debentures due February 1, 2009 (the “Debentures”) at face amount, five year Warrants to purchase 4,200,000 shares of Common Stock at the price of $0.287 per share and five year Warrants to purchase 300,000 shares of Common Stock at a price of $0.3444 per share.

The Company measured the fair value of the warrants and embedded conversion features at each reporting date using the Black-Scholes-Merton valuation model based on the current assumptions at that point in time. This calculation has resulted in a fair market value significantly different than the previous reporting period. The increase or decrease in the “fair market value of the warrants and embedded conversion feature at each period results in a non-cash income or expense that is recorded in “other income (expense)” in the Statement of Operations along with corresponding changes in fair value of the liability.

The Company measured the fair value of the warrants on the date of each reporting period until the debt was extinguished on October 17, 2007. Changes that occurred in the three and six month period ending April 30, 2007 resulted in an increase in the fair value of the warrants and embedded derivative of $1,729,549 and $446,678, respectively recorded in the Statement of Operations as “expense to net change in fair value of common stock warrant and embedded derivative liability”.

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

Actual results could differ materially from those projected in the Company’s forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, unanticipated technological difficulties, the length, scope and outcome of our clinical trial, costs related to intellectual property, cost of manufacturing and higher consulting costs, product demand, changes in domestic and foreign economic, market and regulatory conditions, the inherent uncertainty of financial estimates and projections, the uncertainties involved in certain legal proceedings, instabilities arising from terrorist actions and responses thereto, and other considerations described as “Risk Factors” in other filings by the Company with the Securities and Exchange Commission. Such factors may also cause substantial volatility in the market price of the Company’s Common Stock. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

Three months ended April 30, 2008 Compared to the three months ended April 30, 2007

Revenue. Our revenue increased by $10,062, or 128%, to $17,956 for the three months ended April 30, 2008 (the “Fiscal 2008 Quarter”) as compared with $7,894 for the three months ended April 30, 2007 (the “Fiscal 2007 Quarter”) primarily due to the increased grant money received from the State of New Jersey in the Fiscal 2008 Quarter as compared to the Fiscal 2007 Quarter.

Research and Development Expenses. Research and development expenses increased by $134,383, or 25%, to $664,875 for the Fiscal 2008 Quarter as compared with $530,492 for the Fiscal 2007 Quarter, principally attributable to the following:

•
Clinical trial expenses decreased by $128,370, or 79%, to $34,123 from $162,493 due to our higher clinical trial activity in the Fiscal 2007 Quarter compared to the close out phase in the Fiscal 2008 Quarter.

•
Wages, options and lab costs increased by $96,054, or 50% to $288,152 from $192,098 principally due to our expanded research & development efforts, the hiring of an Executive Director of Product Development, a wage increase on November 1, 2007 and a small increase in bonus.

•
Consulting expenses decreased by $68,959, or 59%, to $47,112 from $116,071, primarily reflecting lower stock option expenses in Fiscal 2008 Quarter compared to higher stock prices and option expenses in the same period last year.

•
Subcontracted research expenses increased by $17,710, or 80%, to $39,900 from $22,190, primarily reflecting the increased subcontract work performed by Dr. Paterson at Penn, pursuant to the our sponsored research agreement in the second quarter Fiscal 2008 Quarter compared to the same period last year.

•
Manufacturing expenses increased by $255,588, to $255,588 from $0; the result of the ongoing clinical supply program for our upcoming Phase II trial in the Fiscal 2008 Quarter compared to no manufacturing program in the Fiscal 2007 Quarter.

•
Toxicology study expenses decreased by $37,640, to $0 due to expenses incurred in the Fiscal 2007 Quarter as a result of a toxicology study by Pharm Olam in connection with our Lovaxin C product candidates in anticipation of clinical studies in 2008. No such expenses were incurred in the Fiscal 2008 Quarter.

General and Administrative Expenses. General and administrative expenses decreased by $31,299, or 3%, to $971,530 for the Fiscal 2008 Quarter as compared with $1,002,829 for the Fiscal 2007 Quarter, primarily attributable to the following:

•
Wages, Options and benefit expenses increased by $102,566, or 41% to $355,407 from $252,841 primarily due to the increase of the Chief Executive Officer’s (“CEO”) base pay ($25,000) and stock compensation ($71,250) per his employment agreement and overall higher wages for employees due to a wage increase on November 1, 2007.

•
Consulting fees and expenses decreased by $284,901, or 58%, to $206,590 from $491,491. This decrease was primarily attributed to an amendment to Mr. Appel’s (LVEP Management, LLC (“LVEP”)) consulting agreement in the Fiscal 2007 Quarter partially offset by a settlement agreement in the Fiscal 2008 Quarter which resulted in: (i) a decrease of $406,657 in option expense recorded in the Fiscal 2007 Quarter primarily due to an amendment of Mr. Appel’s (LVEP) consulting agreement compared to no option expense recorded in the Fiscal Quarter 2008, (ii) a net decease of $78,125 in of Mr. Appel’s consulting expenses recorded in the Fiscal 2008 Quarter and compared to those recorded in the Fiscal 2007 Quarter, partially offset by (iii) his $130,000 settlement payment in the Fiscal 2008 Quarter in cash and $14,615 in shares of common stock of the Company as part of a settlement agreement in the Fiscal 2008 Quarter. Mr. Appel’s net decreases (i-iii) were also partially offset by increases in other consulting expenses due to higher financial advisor fees of $66,600 recorded in the Fiscal 2008 Quarter verses the fees for other consultants in the Fiscal 2007 Quarter.

•
Legal, accounting, professional and public relations expenses decreased by $49,097, or 30%, to $116,368 from $165,465, due to higher patent and accounting expenses offset by fewer security filings in the Fiscal 2008 Quarter versus the Fiscal 2007 Quarter.

•	Recruiting fees for the Executive Director of Product Development in the Fiscal 2008 Quarter increased by $62,295 to $63,395 versus $1,100 compared to the Fiscal 2007 Quarter.
•
Analysis research cost increased by $97,750 to $97,990 from $240. This increase consists of $55,240 in warrant expense recorded based on the Black-Scholes calculation with the balance being payments for fees and printing for the Crystal Research Report.

•
Overall occupancy, investor conference and related travel expenses in Fiscal 2008 Quarter increased by $36,493 or 54% from $67,759 to $104,252 primarily due to higher attendance at scientific and investor conferences compared to the Fiscal 2007 Quarter.

•
Amortization of intangibles and depreciation of fixed assets increased by $3,596, or 15%, to $27,528 from $23,932 primarily due to an increase in fixed assets and intangibles in the Fiscal 2008 Quarter compared to the Fiscal 2007 Quarter.

Other Income (expense). Other Income (expense) increased by $1,619,286 to $9,169 income for the Fiscal 2008 Quarter from expense of ($1,610,117) for the Fiscal 2007 Quarter. During the Fiscal 2007 and the Fiscal 2008 Quarters, we recorded interest expense of ($212,181) and ($1,945) respectively, primarily related to interest accrued on our outstanding secured convertible debenture issued on February 2 and March 8, 2006. Interest income earned on investments for the Fiscal 2007 and Fiscal 2008 Quarters amounted to $11,646 and $11,114, respectively. In the Fiscal 2007 Quarter there was a net change of ($1,729,549) in the fair value of common stock warrants and embedded derivative liabilities recorded as expense (non-cash item) compared to the fair values as of October 31, 2006 of the secured convertible debenture. There was a $319,967 gain on retirement due to the University of Pennsylvania Amended and Restated License Agreement recorded in the Fiscal 2007 Quarter. There were no comparable entries in the Fiscal 2008 Quarter as the warrant and embedded derivative liability was settled in October 2007 and the gain in retirement in the Fiscal 2007 Quarter was settled in the Fiscal 2007 Quarter.

Six months ended April 30, 2008 Compared to the six months ended April 30, 2007

Revenue. Our revenue decreased by $113,842, or 74%, to $40,359 during the Fiscal 2008 Period as compared with $154,201 during the Fiscal 2007 Period primarily due to the decreased grant money of $133,850 received from the National Cancer Institute in the Fiscal 2007 Period not repeated in the Fiscal 2008 Period partially offset by the increased grant money received from the State of New Jersey in the Fiscal 2008 Period as compared to the Fiscal 2007 Period.

Research and Development Expenses. Research and development expenses increased by $322,439, or 32%, to $1,347,038 for the Fiscal 2008 Period as compared with $1,024,599 for the Fiscal 2007 Period, principally attributable to the following:

•
Clinical trial expenses decreased by $191,651, or 66%, to $100,744 from $292,395 due to our higher clinical trial activity in the Fiscal 2007 Period compared to the close out phase in the Fiscal 2008 Period.

•
Wages, options and lab costs increased by $124,774, or 28% to $572,010 from $447,236 principally due to our expanded research & development efforts, the hiring of an Executive Director of Product Development, a wage increase on November 1, 2007 and an increase in bonuses.

•
Consulting expenses decreased by $45,160, or 34%, to $86,523 from $131,683, primarily reflecting lower stock option expenses in the Fiscal 2008 Period compared to higher stock prices and option expense in the same period last year partially offset by higher IND consulting expenses in the Fiscal 2008 Period as compared to the same period last year.

•
Subcontracted research expenses decreased by $32,935, or 29%, to $81,124 from $114,059, primarily reflecting the decreased subcontract work performed by Dr. Paterson at Penn, pursuant to our sponsored research agreement in the Fiscal 2008 Period compared to the same period last year.

•
Manufacturing expenses increased by $478,410 to $479,995 from $1,585 as a result of the ongoing clinical supply program for our upcoming Phase II trial compared to no manufacturing program in the Fiscal 2007 Period.

•
Toxicology study expenses decreased by $11,000, or 29% to $26,640 from $37,640 due to expenses incurred in the Fiscal 2007 Period as a result of a toxicology study by Pharm Olam in connection with our Lovaxin C product candidates in anticipation of clinical studies in 2008; no such expenses were incurred in the Fiscal 2008 Period.

We anticipate a continued increase in Research and Development expenses as a result of expanded development and commercialization efforts related to toxicology studies, clinical trials, and product development. Additionally we expect expenses to be incurred in the development of strategic and other relationships required if the licensing, manufacture and distribution of our product candidates are ultimately undertaken.

General and Administrative Expenses. General and administrative expenses decreased by $103,781, or 6%, to $1,744,120 for the Fiscal 2008 Period as compared with $1,847,901 for the Fiscal 2007 Period, primarily attributable to the following:
•
Wages, Options and benefit expenses increased by $240,724, or 58% to $657,221 from $416,497 primarily due to the increase of the CEO’s base pay ($50,000) and stock compensation ($71,250) per his employment agreement and overall higher wages for employees due to a wage increase on November 1, 2007.

•
Consulting fees and expenses decreased by $642,929, or 66%, to $332,237 from $975,166. This decrease was primarily attributed to an amendment to Mr. Appel’s (LVEP) consulting agreement in the Fiscal 2007 Period partially offset by a settlement agreement in the Fiscal 2008 Period which resulted in: (i) a decrease of $566,566 in option expense recorded primarily due to an amendment of Mr. Appel’s consulting agreement compared to no option expense recorded in the Fiscal 2008 Period; (ii) a decrease of $200,000 primarily due to the issuance to Mr. Appel of 2 million shares in the Fiscal 2007 Period also due to the amendment, (iii) a net decrease of $100,497 in Mr. Appel’s consulting expenses recorded in the Fiscal 2008 Period compared to the Fiscal 2007 Period and (iv) a decrease of $41,667 in Mr. Appel’s bonus accrual in the Fiscal 2007 Period partially offset by (v) his $130,000 settlement payment in cash in the Fiscal 2008 Period along with a $14,615 payment in shares of the Company. Mr. Appel’s net decreases (i-v) were partially offset by the increase in other consulting expenses due to higher financial advisor fees of $137,371 recorded in the Fiscal 2008 Periods verses the fees for other consultants in the Fiscal 2007 Period.

•
Legal, accounting, professional and public relations expenses increased by $7,142, or 3%, to $287,573 from $280,431, primarily as a result of higher patent and accounting expense partially offset by fewer security filings in the Fiscal 2008 Period versus the Fiscal 2007 Period.

•	Recruiting fees for the Executive Director of Product Development in the Fiscal 2008 Period increased by $62,295 to $63,395 versus $1,100 compared to the same period last year.
•
Analysis research cost increased during the Fiscal 2008 Period by $117,750 to $117,990 from $240. This increase consists of $55,240 in warrant expense recorded based on the Black-Scholes calculation with the balance in fees and printing expense.

•
Penalty expense increased during the Fiscal 2008 Period by $31,778 to $31,778. This expense was recorded due to the delay of effectiveness of the registration statement on Form SB-2, File No. 333-147752.

•
Overall occupancy costs, investor conference expenses and related travel expenses in the Fiscal 2008 Period increased by $70,789 or 54% to $201,747 to $130,958 primarily due to increased attendance at scientific and investor conferences compared to the Fiscal 2007 Period.

•
Amortization of intangibles and depreciation of fixed assets increased by $8,673, or 20%, to $52,180 from $43,507 primarily due to an increase in fixed assets and intangibles in the Fiscal 2008 Period compared to the Fiscal 2007 Period.

Other Income (expense). Other Income (expense) increased by $494,171 to $39,896 income for the Fiscal 2008 Period from expense of ($454,275) for the Fiscal 2007 Period. During the Fiscal 2007 and the Fiscal 2008 Periods, we recorded interest expense of ($365,536) and ($3,931) respectively, primarily related to interest accrued on our outstanding secured convertible debenture issued on February 2 and March 8, 2006. Interest income earned on investments for the Fiscal 2007 and Fiscal 2008 Periods amounted to $37,972 and $43,827, respectively. In the Fiscal 2007 Period there was a net change of ($446,678) in the fair value of common stock warrants and embedded derivative liabilities recorded as expense (non-cash item) compared to the fair values as of October 31, 2006 of the secured convertible debenture. In addition, there was a $319,967 gain in retirement due to the University of Pennsylvania Amended and Restated License Agreement recorded in the Fiscal 2007 Period. There were no comparable entries in the Fiscal 2008 Quarter as the warrant and embedded derivative liability was settled in October 2007 and the gain in retirement in the Fiscal 2007 Period was settled in the Fiscal 2007 Period.

No provision for income taxes was made for either fiscal quarter due to significant tax losses during and prior to such periods.

On April 30, 2008, our cash balance was $1,295,708, and our working capital was $188,566, primarily the result of net proceeds of approximately $8,452,342 from the issuance of common stock in a private placement in October 2007, less the cost of retiring outstanding debt and interest of approximately $2,889,999, the purchase of warrants in the amount of $600,000 and the higher overall cost of development and operations as a public company.

We intend to use our available cash and resources during the next 3 months following April 30, 2008 to prepare our Phase II clinical trial in CIN using Lovaxin C, one of our lead product candidates in development using our Listeria System, maintain our research and development team to assist in the further development of Lovaxin P (our Listeria vaccine directed toward treatment of prostate cancer) and Lovaxin B (our Listeria vaccine directed toward treatment of breast cancer), as well as in the development of several additional Listeria based vaccines for the treatment of cancer, and to enhance our manufacturing capabilities and strategic activities.

Contingent obligations

On July 1, 2002 (“effective date”) we entered into a 20-year exclusive worldwide license, with the Penn with respect to the innovative work of Yvonne Paterson, Ph.D., Professor of Microbiology in the area of innate immunity, or the immune response attributable to immune cells, including dendritic cells, macrophages and natural killer cells, that respond to pathogens non-specifically. This agreement has been amended from time to time and was amended and restated on February 13, 2007. The First Amendment to the Amended and Restated Patent License Agreement was entered into on March 26, 2007 Penn exercised its option to license an additional Listeria-Based and LLO-Based Vaccine patent/docket and the parties have agreed to license 12 other patents/dockets.

This license, unless sooner terminated in accordance with its terms, terminates upon the later of: whereby (i) expiration of the last to expire Penn patent right; or (ii) twenty years after the effective date. The license provides us with the exclusive commercial rights to the patent portfolio developed at Penn as of the effective date, in connection with Dr. Paterson and requires us to raise capital, pay various milestone, legal, filing and licensing payments to commercialize the technology. In exchange for the license, Penn received shares of our common stock, which currently represents approximately 5.9% of our common stock outstanding on a fully-diluted basis. In addition, Penn is entitled to receive a non-refundable initial license fee, license fees, royalty payments and milestone payments based on net sales and percentages of sublicense fees and certain commercial milestones, as follows: 1.5% royalties on net sales in all countries; notwithstanding this royalty rate, we have agreed to pay Penn a total of $525,000 over a three-year period as an advance minimum royalty after the first commercial sale of a product under each license (which payments we do not expect to begin within the next five years); an annual maintenance fee starting on December 31, 2008, until the first commercial sale of a Penn licensed product; a total of $157,134 in license payments in addition to the $215,700 previously paid, or a total of $372,834.

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

As a result of our payment obligations under the license, assuming and if we have net sales in the aggregate amount of $100 million from our cancer products, our total payments to Penn over the next ten years could reach an aggregate of $5,420,000. If over the next 10 years our net sales total an aggregate amount of only $10 million from our cancer products, total payments to Penn could aggregate $4,445,000.

This license also grants us exclusive negotiation rights and exclusive options until June 17, 2009 to obtain exclusive licenses to new inventions on therapeutic vaccines developed by Drs. Paterson and Fred Frankel and their laboratory. Each option is granted to us at no cost and provides a six-month exercise period from the date of disclosure. Under this option, we have finalized the First Amendment to the Amended and Restated Agreement for one docket and have negotiated licenses for more 12 dockets, with each docket having the potential of more than one patent. These dockets represent a majority of our pending patents and although we have agreed to a fee of $311,000 we are negotiating in good faith the term of the form of payment and have not finalized the Second Amendment.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 1, 2008 we issued 211,853 shares of common stock in connection with liquidated damages of $31,778 incurred due to the delay in effectiveness of the registration statement on Form SB-2. On April 4, 2008, we issued 153,846 shares of common stock in connection with a settlement of an agreement with Roni Appel and 750,000 shares were issued to Thomas Moore based on the achievement of a milestone in his employment agreement.

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

ADVAXIS, INC. Registrant

Date: June 13, 2008	By:	/s/ Thomas Moore
Thomas Moore Chief Executive Officer and Chairman of the Board

	By:	/s/ Fredrick Cobb
Fredrick Cobb Vice President Finance, Principal Financial Officer