Form 10QSB
period 2008-07-31
Advaxis, Inc.
filed 2008-09-22
CIK 1100397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to ________________

Commission file number 000 28489

Advaxis, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	02-0563870
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

The Technology Centre of New Jersey, 675 Route 1, Suite B113, North Brunswick, NJ 08902
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
Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 31, 2008:

109,319,520 shares outstanding of the Company’s Common Stock, par value $.001 per share

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

ADVAXIS, INC.
(A Development Stage Company)
July 31, 2008

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Balance Sheet at July 31, 2008 (unaudited)	3

Statements of Operations for the three and nine month periods ended July 31, 2008 and 2007 (unaudited), and the period March 1, 2002 (inception) to July 31, 2008 (unaudited)	4

Statement of Cash Flows Statements for the nine month periods ended July 31, 2008 and 2007 and the period March 1, 2002 (inception) to July 31, 2008 (unaudited)	5

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis	9

Item 3. Controls and Procedures	14

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 6. Exhibits and Reports on Form 8-K	14

SIGNATURES	15

CERTIFICATIONS

PART I

Item 1. Financial Statements

ADVAXIS, INC.
(A Development Stage Company)
Balance Sheet
(Unaudited)

July 31, 2008
ASSETS
Current Assets:
Cash	$260,596
Prepaid expenses	105,206
Total Current Assets	365,802

Property and Equipment (net of accumulated depreciation of $82,928)	100,309
Intangible Assets (net of accumulated amortization of $200,927)	1,224,882
Other Assets	3,876

Total Assets	$1,694,869
LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$900,459
Accrued expenses	406,804
Deferred revenue	6,596
Interest payable	18,579
Notes payable - current portion	64,832
Total Current Liabilities	1,397,270

Notes payable - net of current portion	8,685
Total Liabilities	1,405,955

Shareholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-
Common Stock - $0.001 par value; authorized 500,000,000 shares, issued and outstanding 109,319,520 shares	109,320
Additional Paid-In Capital	16,540,857
Deficit accumulated during the development stage	(16,361,263)
Total Shareholders' Equity	288,914
Total Liabilities and Shareholders’ Equity	$1,694,869

The accompanying footnotes are an integral part of these financial statements.

ADVAXIS, INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

	3 Months Ended July 31, 2008	3 Months Ended July 31, 2007	9 Months Ended July 31, 2008	9 Months Ended July 31, 2007	Period from March 1, 2002 (Inception) to July 31, 2008
Revenue	$28,045	$-	$68,404	$154,201	$1,327,840

Research & Development Expenses	657,286	372,434	2,004,324	1,397,033	7,380,468
General & Administrative Expenses	605,319	448,492	2,349,439	2,296,393	9,322,326
Total Operating expenses	1,262,605	820,926	4,353,763	3,693,426	16,702,794

Loss from Operations	(1,234,560)	(820,926)	(4,285,359)	(3,539,225)	(15,374,954)

Other Income (expense):
Interest expense	(1,773)	(108,952)	(5,705)	(474,488)	(1,078,924)
Other Income	2,599	3,168	46,427	41,140	246,255
Gain on note retirement	-	-	-	319,967	1,532,477
Net changes in fair value of common stock warrant liability and embedded derivative liability	-	2,044,825		1,598,147	(1,642,232)
Net (loss) Income	(1,233,734)	1,118,115	(4,244,637)	(2,054,459)	(16,317,379)

Dividends attributable to preferred shares	-	-	-	-	43,884

Net (loss) Income applicable to Common Stock	$(1,233,734)	$1,118,115	$(4,244,637)	$(2,054,459)	$(16,361,263)

Net (loss) Income per share, basic	$(0.01)	$0.02	$(0.04)	$(0.05)

Net (loss) Income per share, diluted	$(0.01)	$0.02	$(0.04)	$(0.05)

Weighted average number of shares outstanding, basic	109,157,170	45,825,888	108,513,191	43,568,150
Weighted average number of shares outstanding, diluted	109,157,170	54,773,193	108,513,191	43,568,150

The accompanying footnotes are in integral part of these financial statements.

ADVAXIS, INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	9 Months ended July 31,	9 Months ended July 31,	Period from March 1, 2002 (Inception) to July 31,
	2008	2007	2008
OPERATING ACTIVITIES
Net loss	$(4,244,637)	$(2,054,459)	$(16,317,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges to consultants and employees for options and stock	311,806	826,769	1,809,672
Amortization of deferred financing costs	-	97,122	260,000
Non-cash interest expense	3,002	264,886	513,280
Accrued interest on notes payable		107,868
Loss on change in value of warrants and embedded derivative	-	(1,598,147)	1,642,232
Value of penalty shares issued	31,778	-	149,276
Depreciation expense	26,975	23,011	82,928
Amortization expense of intangibles	51,795	40,077	204,098
Gain on note retirement	-	(319,967)	(1,532,477)
Decrease (Increase) in prepaid expenses	94,711	(5,815)	(105,206)
Decrease (Increase) in other assets	-	725	(3,876)
Increase in accounts payable	113,162	428,901	1,337,665
Increase (Decrease) in accrued expenses	101,781	(213,122)	390,617
Increase in interest payable	-	-	18,291
Increase (Decrease) in deferred revenue	6,596	(20,350)	6,596
Net cash used in Operating Activities	(3,503,031)	(2,422,503)	(11,544,283)
INVESTING ACTIVITIES
Cash paid on acquisition of Great Expectations	-	-	(44,940)
Purchase of property and equipment	(10,842)	(32,873)	(137,657)
Cost of intangible assets	(178,542)	(183,781)	(1,503,932)
Net cash used in Investing Activities	(189,384)	(216,654)	(1,686,529)
FINANCING ACTIVITIES
Proceeds from convertible secured debenture	-		960,000
Cash paid for deferred financing costs		-	(260,000)
Principal payment on notes payable	(10,960)	-	(103,047)
Proceeds from notes payable	-	(6,648)	1,271,224
Net proceeds of issuance of Preferred Stock	-	-	235,000
Payment on cancellation of warrants	-	-	(600,000)
Proceeds of issuance of Common Stock; net of issuance costs	(78,013)	-	11,988,231
Net cash (used in) provided by Financing Activities	(88,973)	(6,648)	13,491,408
Net (Decrease) Increase in cash	(3,781,388)	(2,645,805)	260,596
Cash at beginning of period	4,041,984	2,761,166	-
Cash at end of period	$260,596	$115,361	$260,596

The accompanying footnotes are an integral part of these financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities

	9 Months ended July 31, 2008	9 Months ended July 31, 2008	Period from March 1, 2002 (Inception) to July 31, 2008

Equipment acquired under capital lease	-	$45,580	$45,580
Common Stock issued to Founders	-	-	$40
Notes payable and accrued interest converted to Preferred Stock	-	-	$15,969
Stock dividend on Preferred Stock	-	-	$43,884
Notes payable and accrued interest converted to Common Stock	-	$700,000	$2,602,322
Intangible assets acquired with notes payable	-	-	$360,000
D Debt discount in connection with recording the original value of the embedded derivative liability	-	-	$512,865
Allocation of the original secured convertible debentures to warrants	-		$214,950
Warrants issued in connection with issuances of common stock	-	-	1,505,550

The accompanying footnotes are an integral part of these financial statements.

ADVAXIS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Business description

We are a development stage biotechnology company utilizing multiple mechanisms of immunity with the intent to develop cancer vaccines that are more effective and safe than existing vaccines. To that end, we have licensed rights from the University of Pennsylvania (“Penn”) to use a patented system to engineer a live-attenuated Listeria monocytogenes bacteria (the “Listeria System”) to secrete a protein sequence containing a tumor-specific antigen. Using the Listeria System, we believe we will force the body’s immune system to process and recognize the antigen as if it were foreign, creating the immune response needed to attack the cancer. Our licensed Listeria System, developed at Penn over the past 10 years, provides a scientific basis for believing that this therapeutic approach induces a significant immune response to a tumor. Accordingly, we believe that the Listeria System is a broadly enabling platform technology that can be applied to many types of cancers. In addition, we believe there may be useful applications in infectious diseases and auto-immune disorders. The therapeutic approach that comprises the Listeria System is based upon the innovative work of Yvonne Paterson, Ph.D., Professor of Microbiology at Penn, involving the creation of genetically engineered Listeria that stimulate the innate immune system and induce an antigen-specific immune response involving humoral and cellular components. On July 1, 2002 (effective date) we entered into an exclusive 20-year license 9 patents/dockets from Penn to exploit the Listeria System, subject to meeting various royalty and other obligations (the “Penn License”) which was amended and restated on February 13, 2007. The First Amendment to the Amended and Restated Patent License Agreement was entered into on March 26, 2007 to exercise its option to license an additional Listeria-Based and LLO-Based Vaccine patent/docket for $43,788. We have agreed in principle to license 12 other patents/dockets for $297,322 however as of September 12, 2008 this Second Amendment has not been finalized and this amount is not reflected on the financial statement enclosed herein.

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

Based upon the outcome of our Phase I trial in advanced cervical cancer, we plan on undertaking a Phase II trial in Stage 2/3 Cervical Intraepithelial Neoplasia (CIN). Stage 3 CIN is carcinoma in situ, and is a non-invasive form of cervical cancer. Grades 1 and 2 CIN are commonly called cervical dysplasia. Thus CIN is the name of the disease that can increase in severity to become invasive cervical cancer. While CIN frequently regresses spontaneously, over 250,000 surgical procedures are performed in the US annually to prevent progression from CIN to invasive cancer. We have filed an Investigational New Drug (“IND”) with the U.S. Food and Drug Administration on May 16, 2008. This application includes a Phase II protocol for Lovaxin C, Advaxis’ lead drug candidate, for the treatment of CIN to be conducted in the U.S. The CIN study is scheduled to begin as soon as the FDA releases the Trial from clinical hold following the completion of the IND review.

On July 23, 2008 we received the FDA’s first written response letter which addressed preclinical, manufacturing, microbiologic, immunologic and clinical questions concerning Lovaxin C and its therapeutic use in CIN caused by the sexually transmitted human papilloma virus (“HPV”). The FDA also requested additional justification for the proposed Phase II study in this indication and the potential risks and benefits of the proposed therapy relative to the current surgical standard therapy. The proposed Phase II study is on clinical hold as we work closely with the FDA to address their questions.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. There is a working capital deficiency and recurring losses that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should we be unable to continue operations.

Since our inception until July 31, 2008, the Company has reported accumulated net losses of $16,361,263 and recurring negative cash flows from operations. In order to maintain sufficient cash and investments to fund future operations, we are seeking to raise additional capital in the fourth quarter of fiscal year 2008 through various financing alternatives. If additional capital were raised through the sale of equity or convertible debt securities, the issuance of such securities would result in additional dilution to our existing stockholders. A special committee of our Board of Directors recommended and the majority of our Board approved a Senior Promissory Note for up to $800,000 from our CEO Thomas Moore with the following terms: (i) an interest rate accruing at 12% per annum, compounded quarterly, on the outstanding principal payable, (ii) one warrant for each dollar of the note drawn down to be issued at the price and the terms of the next raise with the warrants to be issued and registered with the warrants issued with the next raise and (iii) a late payment fee of 0.1% per day on any unpaid balance. The outstanding principal and the interest are payable at the earlier of the close of the next raise of a minimum of $5 Million or February 15, 2009. On September 22, 2008 our CEO Thomas Moore agreed to these terms. We believe that our current cash and the proceeds of the note should sustain our plan of operations until January, 2009. However, the company cannot provide assurances that our plans will not change, or that changed circumstances will not result in the depletion of capital resources more rapidly than anticipated. If we are unable to obtain additional sources of financing or generate sufficient cash flows from sufficient capital, on or before January 31, 2009 it could create a material adverse effect on future operating prospects of the Company or cease our operations.

Since inception through July 31, 2008, all of the Company’s revenue has been from grants. For the three and nine month period ended July 31, 2008, all of the revenue was received from the New Jersey Commission on Science and Technology.

Intangible Assets:

Intangible assets primarily consist of legal and filing costs associated with obtaining trademarks, patents and licenses. The license and patent costs capitalized primarily represent the value assigned to the Company’s 20-year exclusive worldwide license agreement with Penn which are amortized on a straight-line basis over their remaining useful lives which are estimated to be twenty years from the effective date of Penn Agreement dated July 1, 2002. The value of the license and patents are based on management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future uses. This license includes the exclusive right to exploit 12 issued patents and the rights to exploit the majority of the 56 pending patents subject to finalization of the Second Amendment to the Amended and Restated Agreement. The Company exercised its option under the Second Amended and Restated Patent License Agreement to license a majority of these pending patents for a fee of $297,000 but has not finalized this Agreement. As of the date of this filing we are negotiating in a period of good faith on the form of payment. As of July 31, 2008, all gross capitalized costs associated with the licenses and patents filed and granted as well as and costs associated with patents pending are $1,327,493 (excluding the Second Amendment) as shown under license and patents on the table below. The $1,327,493 capitalized cost the cost of the patents and licenses issued is estimated to be $620,486 and cost of the patents pending or in process of filing is estimated to be $707,007. The expirations dates of the existing patents range from 2014 to 2020. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. No patent applications without value were abandoned and charged to expense in the current or prior year. Amortization expense for licensed technology and capitalized patent cost is included in general and administrative expense.

Under the amended and restated agreement we are billed actual patent expenses as they are passed through from Penn. The following is a summary of the intangibles assets as of the following fiscal periods:

	October 31, 2007	July 31, 2008	Increase (Decrease)
Trademark	$87,857	$98,316	$10,459
License	496,127	529,915	33,788
Patents	663,283	797,578	134,295
Total intangibles	1,247,267	1,425,809	178,542
Accumulated Amortization	(149,132)	(200,927)	51,795
Intangible Assets	$1,098,135	$1,224,882	$126,747

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

The table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share.

	As of July 31, 2007	As of July 31, 2008
Warrants	25,009,220	94,149,587
Stock Options	8,512,841	8,812,841
Convertible Debt (1)	8,000,000	-
Total All	41,522,061	102,962,428

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

The Company measured the fair value of the warrants on the date of each reporting period until the debt was extinguished on October 17, 2007. Changes that occurred in the three and nine month period ending July 31, 2007 resulted in a decrease in the fair value of the warrants and embedded derivative of $2,044,825 and $1,598,147, respectively recorded in the Statement of Operations as “income to net change in fair value of common stock warrant and embedded derivative liability”.

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

Actual results could differ materially from those projected in the Company’s forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, unanticipated technological difficulties, the length, scope and outcome of our clinical trials, costs related to intellectual property, cost of manufacturing and higher consulting costs, product demand, changes in domestic and foreign economic, market and regulatory conditions, the inherent uncertainty of financial estimates and projections, the uncertainties involved in certain legal proceedings, instabilities arising from terrorist actions and responses thereto, and other considerations described as “Risk Factors” in other filings by the Company with the Securities and Exchange Commission. Such factors may also cause substantial volatility in the market price of the Company’s Common Stock. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

We are a biotechnology company utilizing multiple mechanisms of immunity with the intent to develop cancer vaccines that are more effective and safer than existing vaccines. We believe that by using our licensed Listeria System to engineer a live attenuated Listeria monocytogenes bacteria to secrete a protein sequence containing a tumor-specific antigen, we will force the body’s immune system to process and recognize the antigen as if it were foreign, creating the immune response needed to attack the cancer. The licensed Listeria System, developed at Penn over the past 10 years, provides scientific evidence demonstrating that this therapeutic approach induces a significant therapeutic immune response to the tumor. Accordingly, we believe that the Listeria System is a broadly enabling platform technology that can be applied in many cancers, infectious diseases and auto-immune disorders.

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

The FDA’s written response to our initial IND filing, received July 23, 2008 addressed preclinical, manufacturing, microbiologic, immunologic and clinical questions concerning Lovaxin C and its therapeutic use in CIN and cervical cancer caused by the sexually transmitted human papilloma virus (“HPV”). The FDA also requested additional justification for the first proposed Phase II study in this indication and the potential risks and benefits of the proposed therapy relative to the current surgical standard therapy. On August 27, 2008 a teleconference was conducted with FDA to better understand their questions and a complete written response is planned to be filed by the end of September 2008.

Based upon the outcome of our Phase I trial in advanced cervical cancer, we plan on undertaking a Phase II trial in Stage 2/3 Cervical Intraepithelial Neoplasia (CIN). Stage 3 CIN is carcinoma in situ, and is a non-invasive form of cervical cancer. Grades 1 and 2 CIN are commonly called cervical dysplasia. Thus CIN is the name of the disease that can increase in severity to become invasive cervical cancer. While CIN frequently regresses spontaneously, over 250,000 surgical procedures are performed in the US annually to prevent progression from CIN to invasive cancer. We have filed an Investigational New Drug (“IND”) with the U.S. Food and Drug Administration on May 16, 2008. This application includes a Phase II protocol for Lovaxin C, Advaxis’ lead drug candidate, for the treatment of CIN to be conducted in the U.S. The CIN study is scheduled to begin as soon as the FDA releases the Trial from clinical hold pending the completion of the IND review.

Three months ended July 31, 2008 Compared to the three months ended July 31, 2007

Revenue. Our revenue increased by $28,045, to $28,045 for the three months ended July 31, 2008 (the “Fiscal 2008 Quarter”) as compared with no revenue for the three months ended July 31, 2007 (the “Fiscal 2007 Quarter”) due to the grant money received from the State of New Jersey in the Fiscal 2008 Quarter as compared to the Fiscal 2007 Quarter.

Research and Development Expenses. Research and development expenses increased by $284,852, or 77%, to $657,286 for the Fiscal 2008 Quarter as compared with $372,434 for the Fiscal 2007 Quarter, principally attributable to the following:

•
Clinical trial expenses increased by $139,214, or 335%, to $180,781 from $41,567 due to our higher clinical trial activity to close out the trial in the Fiscal 2008 Quarter in preparation to file our IND.

•
Wages, options and lab costs increased by $125,008, or 65% to $318,411 from $193,403 principally due to our expanded research and development efforts, the hiring of an Executive Director of Product Development, a wage increase on November 1, 2007 and an increase in the bonus accrual.

•
Consulting expenses decreased by $10,024, or 52%, to $9,357 from $19,381, primarily reflecting reduced outside support in Fiscal 2008 as a result of hiring an Executive Director of Product Development.

•
Subcontracted research expenses increased by $25,605, or 179%, to $39,900 from $14,295, primarily reflecting the increased subcontract work performed by Dr. Paterson at Penn, pursuant to the our sponsored research agreement in the Fiscal 2008 Quarter compared to the same period last year.

•
Manufacturing expenses increased by $31,691, or 41% to $108,838 from $77,147; the result of the ongoing clinical supply program for our upcoming Phase II trial in the Fiscal 2008 Quarter compared to the start-up of a manufacturing program in the Fiscal 2007 Quarter.

•
Toxicology study expenses decreased by $26,640, to $0 due to expenses incurred in the Fiscal 2007 Quarter as a result of a toxicology study by Pharm Olam in connection with our Lovaxin C product candidates in anticipation of clinical studies in 2008. No such expenses were incurred in the Fiscal 2008 Quarter.

General and Administrative Expenses. General and administrative expenses increased by $156,826, or 35%, to $605,319 for the Fiscal 2008 Quarter as compared with $448,493 for the Fiscal 2007 Quarter, primarily attributable to the following:

•
Wages, Options and benefit expenses increased by $67,814, or 31% to $284,945 from $217,131 primarily due an increase in the Chief Executive Officer’s (“CEO”) base pay ($25,000) per his employment agreement and overall higher wages for employees due to a wage increase on November 1, 2007 with a corresponding increase in benefit costs.

•
Consulting fees and expenses increased by $176,966 to $39,682 from a credit of $137,284. This increase was primarily attributed to an adjustment to fair value of Mr. Appel’s (LVEP Management, LLC (“LVEP”)) stock options in the Fiscal 2007 Quarter amounting to a credit of $204,451 partially offset by increases in other consulting expenses due to lower fees recorded in the Fiscal 2008 Quarter verses the fees for other consultants in the Fiscal 2007 Quarter.

•
Legal, accounting, professional and public relations expenses increased by $3,149, or 2%, to $151,827 from $148,678, due to higher patent and tax/accounting expenses offset by fewer security filings and public relation expense in the Fiscal 2008 Quarter versus the Fiscal 2007 Quarter.

•
Overall occupancy, investor conference and related travel expenses in Fiscal 2008 Quarter decreased by $49,117 or 33% to $100,926 from $150,043 primarily due to lower attendance at scientific and investor conferences partially offset by an increase in travel and entertainment and insurance cost compared to the Fiscal 2007 Quarter.

•	Offering expenses decreased by $48,994 to $1,350 from $50,344 due to the preliminary services for the October 2007 raise in Fiscal 2007 Quarter not repeated in Fiscal 2008 Quarter.
•
Amortization of intangibles and depreciation of fixed assets increased by $7,009, or 36%, to $26,590 from $19,581 primarily due to an increase in intangibles in the Fiscal 2008 Quarter compared to the Fiscal 2007 Quarter.

Other Income (expense). Other Income (expense) decreased by $1,938,216 to $826 income for the Fiscal 2008 Quarter from income of $1,939,041 for the Fiscal 2007 Quarter. During the Fiscal 2007 and the Fiscal 2008 Quarters, we recorded interest expense of ($108,952) and ($1,773) respectively, primarily related to interest accrued on our outstanding secured convertible debenture issued on February 2 and March 8, 2006. Interest income earned on investments for the Fiscal 2007 and Fiscal 2008 Quarters amounted to $3,168 and $2,599, respectively. In the Fiscal 2007 Quarter there was a net change of $2,044,825 in the fair value of common stock warrants and embedded derivative liabilities recorded as income (non-cash item) compared to the fair values as of October 31, 2006 of the secured convertible debenture. There were no comparable entries in the Fiscal 2008 Quarter as the warrant and embedded derivative liability was settled in October 2007 and the gain in retirement in the Fiscal 2007 Quarter was settled in the Fiscal 2007 Quarter.

Nine months ended July 31, 2008 compared to the nine months ended July 31, 2007

Revenue. Our revenue decreased by $85,797, or 56%, to $68,404 during the Fiscal 2008 Period as compared with $154,201 during the Fiscal 2007 Period primarily due to the decreased grant money of $133,850 received from the National Cancer Institute in the Fiscal 2007 Period not repeated in the Fiscal 2008 Period partially offset by the increased grant money received from the State of New Jersey in the Fiscal 2008 Period as compared to the Fiscal 2007 Period.

Research and Development Expenses. Research and development expenses increased by $607,291, or 44%, to $2,004,324 for the Fiscal 2008 Period as compared with $1,397,033 for the Fiscal 2007 Period, principally attributable to the following:

•
Clinical trial expenses decreased by $52,437, or 16%, to $281,525 from $333,962 due to our higher clinical trial activity in the Fiscal 2007 Period compared to the close out phase in the Fiscal 2008 Period.

•
Wages, options and lab costs increased by $249,782, or 39% to $890,421 from $640,640 principally due to our expanded research & development efforts, the hiring of an Executive Director of Product Development, a wage increase on November 1, 2007 and an increase in bonuses.

•
Consulting expenses decreased by $55,184, or 37%, to $95,880 from $151,064, primarily reflecting lower stock option expenses in the Fiscal 2008 Period compared to higher stock prices and option expense in the same period last year partially offset by higher IND consulting expenses in the Fiscal 2008 Period as compared to the same period last year.

•
Subcontracted research expenses decreased by $7,330, or 6%, to $121,024 from $128,354, primarily reflecting the decreased subcontract work performed by Dr. Paterson at Penn, pursuant to our sponsored research agreement in the Fiscal 2008 Period compared to the same period last year.

•
Manufacturing expenses increased by $510,102 to $588,834 from $78,732 as a result of the ongoing clinical supply program for our upcoming Phase II trial compared to the manufacturing program in the Fiscal 2007 Period.

•
Toxicology study expenses decreased by $37,640, or 59% to $26,640 from $64,280 due to expenses incurred in the Fiscal 2007 Period as a result of a toxicology study by Pharm Olam in connection with our Lovaxin C product candidates in anticipation of clinical studies in 2008.

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

General and Administrative Expenses. General and administrative expenses decreased by $53,046, or 2%, to $2,349,439 for the Fiscal 2008 Period as compared with $2,296,393 for the Fiscal 2007 Period, primarily attributable to the following:

•
Wages, Options and benefit expenses increased by $308,537, or 49% to $942,166 from $633,629 primarily due to the increase of the CEO’s base pay by $75,000 and stock compensation of $71,250 per his employment agreement and overall higher wages and benefits for employees due to a wage increase on November 1, 2007.

•
Consulting fees and expenses decreased by $465,963, or 56%, to $371,919 from $837,882. This decrease was primarily attributed to an amendment to Mr. Appel’s (LVEP) consulting agreement in the Fiscal 2007 Period partially offset by a settlement agreement in the Fiscal 2008 Period which resulted in: (i) a decrease of $362,115 in option expense recorded primarily due to an amendment of Mr. Appel’s consulting agreement compared to no option expense recorded in the Fiscal 2008 Period; (ii) a decrease of $200,000 primarily due to the issuance to Mr. Appel of 2 million shares in the Fiscal 2007 Period also due to the amendment, (iii) a net decrease of $100,497 in Mr. Appel’s consulting expenses recorded in the Fiscal 2008 Period compared to the Fiscal 2007 Period and (iv) a decrease of $41,667 in Mr. Appel’s bonus accrual in the Fiscal 2007 Period partially offset by (v) his $130,000 settlement payment in cash in the Fiscal 2008 Period along with a $14,615 payment in shares of the Company. Mr. Appel’s net decreases (i-v) were partially offset by the increase in other consulting expenses due to higher financial advisor fees of $227,303 recorded in the Fiscal 2008 Periods verses the fees for other consultants in the Fiscal 2007 Period.

•
Legal, accounting, professional and public relations expenses increased by $10,291, or 2%, to $439,400 from $429,109, primarily as a result of higher patent and tax and accounting expense partially offset by fewer security and public relations filings in the Fiscal 2008 Period versus the Fiscal 2007 Period.

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

•
Offering expense decreased by $17,216 to $33,128 from $50,344 due primarily to penalty expense of $3,778 recorded during the Fiscal 2008 Period due to the delay of effectiveness of the registration statement on Form SB-2, File No. 333-147752 versus $50,344 recorded in the Fiscal 2007 Period.

•
Overall occupancy costs, investor conference expenses and related travel expenses in the Fiscal 2008 Period increased by $21,671 or 8% to $302,672 from $281,001 primarily due to increased travel and related expense at scientific and investor conferences compared to the Fiscal 2007 Period.

•
Amortization of intangibles and depreciation of fixed assets increased by $15,682, or 25%, to $78,770 from $63.088 primarily due to an increase in fixed assets and intangibles in the Fiscal 2008 Period compared to the Fiscal 2007 Period.

Other Income (expense). Other Income (expense) decreased by $1,444,044 to income of $40,722 income for the Fiscal 2008 Period from income of $1,484,766 for the Fiscal 2007 Period. During the Fiscal 2007 and the Fiscal 2008 Periods, we recorded interest expense of $474,488 and $5,705 respectively, primarily related to interest accrued on our outstanding secured convertible debenture issued on February 2 and March 8, 2006. Interest income earned on investments for the Fiscal 2007 and Fiscal 2008 Periods amounted to $41,140 and $46,427, respectively. In the Fiscal 2007 Period there was a net change of $1,598,147 in the fair value of common stock warrants and embedded derivative liabilities recorded as income (non-cash item) compared to the fair values as of October 31, 2006 of the secured convertible debenture. In addition, there was a $319,967 gain on retirement due to the University of Pennsylvania Amended and Restated License Agreement recorded in the Fiscal 2007 Period. There were no comparable entries in the Fiscal 2008 Quarter as the warrant and embedded derivative liability was settled in October 2007 and the gain on retirement in the Fiscal 2007 Period was settled in the Fiscal 2007 Period.

No provision for income taxes was made for either fiscal quarter due to significant tax losses during and prior to such periods.

On July 31, 2008, our cash balance was $260,596, and our working capital deficiency was $1,031,468. In October 2007 the net proceeds of approximately $8,452,342 from the issuance of common stock in a private placement was depleted by the cost of: retiring outstanding debt, interest of approximately $2,889,999, the purchase of warrants in the amount of $600,000 and the higher overall cost of development and operations as a public company. A special committee of our Board of Directors recommended and the majority of our Board approved a Senior Promissory Note a for up to $800,000 from our CEO Thomas Moore with the following terms: (i) an interest rate accruing at 12% per annum, compounded quarterly, on the outstanding principal payable, (ii) one warrant for each dollar of the note drawn down to be issued at the price and the terms of the next raise with the warrants to be issued and registered with the warrants issued with the next raise and (iii) a late payment fee of 0.1% per day on any unpaid balance. The outstanding principal and the interest are payable at the earlier of the close of the next raise of a minimum of $5 Million or February 15, 2009. On September 22, 2008 our CEO Thomas Moore agreed to these terms.

We intend to use our available cash and Senior Promissory Note of $800,000 during the next 6 months following July 31, 2008 to respond to the FDA’s questions regarding our IND (Clinical Hold) supporting our Phase II clinical trial in CIN using Lovaxin C, one of our lead product candidates in development using our Listeria System, maintain our research and development team to assist in the further development of Lovaxin P (our Listeria vaccine directed toward treatment of prostate cancer) and Lovaxin B (our Listeria vaccine directed toward treatment of breast cancer), as well as in the development of several additional Listeria based vaccines for the treatment of cancer, and to enhance our manufacturing capabilities and strategic activities. In order to maintain sufficient cash and investments to fund future operations, we are seeking to raise additional capital in the fourth quarter of fiscal year 2008 through various financing alternatives. If additional capital were raised through the sale of equity or convertible debt securities, the issuance of such securities would result in additional dilution to our existing stockholders. We believe that our current cash and Senior Promissory Note should sustain our plan of operations until January 2009. However, the company cannot provide assurances that our plans will not change, or that changed circumstances will not result in the depletion of capital resources more rapidly than anticipated. If we are unable to obtain additional sources of financing or generate sufficient cash flows from sufficient capital, on or before late January 2009 it could create a material adverse effect on future operating prospects of the Company or cease our operations.

Contingent obligations

On July 1, 2002 (“effective date”) we entered into a 20-year exclusive worldwide license, with the Penn with respect to the innovative work of Yvonne Paterson, Ph.D., Professor of Microbiology in the area of innate immunity, or the immune response attributable to immune cells, including dendritic cells, macrophages and natural killer cells, that respond to pathogens non-specifically. This agreement has been amended from time to time and was amended and restated on February 13, 2007. The First Amendment to the Amended and Restated Patent License Agreement was entered into on March 26, 2007, Penn has exercised its option to license an additional Listeria-Based and LLO-Based Vaccine patent/docket and the Second Amendment to the Amended and Restated Patent License Agreement has been agreed to in principal to license 12 other patents/dockets for $297,322, however, as of September 12, 2008 this Second Amendment has not been finalized and this amount is not reflected on the financial statement enclosed herein. This license, unless sooner terminated in accordance with its terms, terminates upon the later of: (i) the expiration of the last to expire Penn patent right; or (ii) twenty years after the effective date. The license provides us with the exclusive commercial rights to the patent portfolio developed at Penn as of the effective date, in connection with Dr. Paterson and requires us to raise capital, pay various milestone, legal, filing and licensing payments to commercialize the technology. In exchange for the license, Penn received shares of our common stock, which currently represents approximately 5.8% of our common stock outstanding on a fully-diluted basis.

In addition, Penn is entitled to receive a non-refundable initial license fee, license fees, royalty payments and milestone payments based on net sales and percentages of sublicense fees and certain commercial milestones, as follows: 1.5% royalties on net sales in all countries; notwithstanding this royalty rate, we have agreed to pay Penn a total of $525,000 over a three-year period as an advance minimum royalty after the first commercial sale of a product under each license (which payments we do not expect to begin within the next five years); an annual maintenance fee of $50,000 starting on December 31, 2008, until the first commercial sale of a Penn licensed product; a total of $157,134 in license payments in addition to the $215,700 previously paid, or a total of $372,834.

Furthermore, upon the achievement of the first sale of a product in certain fields, Penn shall be entitled to milestone payments, as follows: $2,500,000 shall be due for the first commercial sale of the first product in the cancer field; and $1,000,000 shall be due upon the date of first commercial sale of a product in each of the secondary strategic fields sold. Therefore, the total potential amount of milestone payments is $3,500,000 in the cancer field.

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

This license also grants us exclusive negotiation rights and exclusive options until June 17, 2009 to obtain exclusive licenses to new inventions on therapeutic vaccines developed by Drs. Paterson and Fred Frankel and their laboratory. Each option is granted to us at no cost and provides a six-month exercise period from the date of disclosure. Under this option, we have finalized the First Amendment to the Amended and Restated Agreement for one docket and have negotiated a license for 12 additional dockets, with each docket having the potential of more than one patent. These dockets represent a majority of our pending patents and although we have agreed to a fee of $297,000 we are negotiating in good faith the term of the form of payment and have not finalized the Second Amendment.

Item 3. Controls and Procedures.

As of the end of the period covered by this report, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934), each of the Chief Executive Officer and the Vice President of Finance, has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the rules and forms of the Securities and Exchange Commission.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 2, 2008 we issued 245,844 shares of common stock to a Director in connection with his board of director’s compensation agreement.

The above sale was exempt from registration under the Act by virtue of the provisions of Section 4(2) thereof.

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

ADVAXIS, INC. Registrant

Date: September 22, 2008	By:	/s/ Thomas Moore
Thomas Moore Chief Executive Officer and Chairman of the Board

	By:	/s/ Fredrick Cobb
Fredrick Cobb Vice President Finance, Principal Financial Officer