Form 10KSB
period 2008-10-31
Advaxis, Inc.
filed 2009-01-29
CIK 1100397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☐ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED - OCTOBER 31, 2008

OR

☐ TRANSITION REPORT Under SECTION 13 OR 15 d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 000-28489

ADVAXIS, INC.
(Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	02-0563870 (I.R.S. Employer Identification No.)

Technology Centre of New Jersey 675 US Highway One North Brunswick, New Jersey (Address of Principal Executive Offices)	08902 (Zip Code)

(732) 545-1590 (Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:	Common Stock - $.001 par value The Common Stock is listed on the Over-The-Counter Bulletin Board (OTC:BB)

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

State issuer’s revenues for its most recent fiscal year $65,737

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of December 31, 2008 was approximately $1,961,200 based upon the closing bid price of the registrant’s Common Stock on the Over the Counter Bulletin Board, at December 31, 2008. (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders and their respective affiliates have been deemed affiliates).

Registrant 111,915,464 shares of Common Stock, par value $0.001 per share, issued and outstanding as of 1/23/09.

Table of Contents
Form 10-KSB Index

2 | P a g e

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

Item 1: Description of Business

History of the Company

We were originally incorporated in the State of Colorado on June 5, 1987 under the name Great Expectations, Inc. We were administratively dissolved on January 1, 1997 and reinstated June 18, 1998 under the name Great Expectations and Associates, Inc. In 1999, we became a reporting company under the Securities Exchange of 1934 (the “Exchange Act’). We were a publicly-traded “shell” company without any business until November 12, 2004 when we acquired Advaxis, Inc., a Delaware corporation (“Advaxis”), through a Share Exchange and Reorganization Agreement, dated as of August 25, 2004 (the “Share Exchange”), by and among Advaxis, the stockholders of Advaxis and us. As a result of such acquisition, Advaxis become our wholly-owned subsidiary and our sole operating company. On December 23, 2004, we amended and restated our articles of incorporation and changed our name to Advaxis, Inc. On June 6, 2006 our shareholders approved the reincorporation of the company from the state of Colorado to the state of Delaware by merging the Company into its wholly-owned subsidiary. As used herein, the words “Company” and "Advaxis" refer to the current Delaware corporation only unless the context references such entity prior to the June 26, 2006 reincorporation into Delaware. Our principal executive offices are located at Technology Centre of NJ, 675 US Highway One, North Brunswick, NJ 08902 and our telephone number is (732) 545-1590.

On July 28, 2005 we began trading on the Over-The-Counter Bulletin Board (OTC:BB) under the ticker symbol ADXS.

Recent Developments

On January 13, 2009 the European Patent Office (“EPO”) Board of Appeals in Munich, Germany ruled in favor of The Trustees of the University of Pennsylvania and its exclusive licensee Advaxis and reversed a patent ruling that revoked a technology patent that had resulted from an opposition filed by Anza Therapeutics, Inc. (“Anza”), formerly Cerus Corp (NASDAQ: CERS). The ruling of the EPO Board of Appeal is final and can not be appealed. The granted claims, the subject matter of which was discovered by Dr. Yvonne Paterson, scientific founder of Advaxis, are directed to the use of recombinant bacteria expressing a tumor antigens for treatment of patients with cancer.

On January 5, 2009, in a letter received from the United States Food and Drug Administration (“FDA”), the Company was notified that it removed its clinical hold on our Investigational New Drug Application (“IND”). Under this IND the Company will now be able to commence its phase II cervical intraepithelial neoplasia (“CIN”) trial once we complete our equity raise that commenced in January 2009 and respond to two requests for additional manufacturing lot measurements from the FDA.

On January 7, 2009 the Company made the decision to discontinue its use of the Trademark Lovaxin and write-off of its intangible assets for trademarks resulting in an asset impairment of $91,453 as of October 31, 2008. The Company is currently developing a low cost and more classic coding system for our constructs. The rationale for this decision stemmed from several legal challenges to the Lovaxin name over the last two years and 21CFR rules not permitting companies to use names that are assigned to drugs in development after marketing approval. We will therefore focus company resources on product development and not the defense the Lovaxin name.

In a letter dated November 13, 2008 from the New Jersey Economic Development Authority we were notified that our application for the New Jersey Technology Tax Certificate Transfer Program was preliminarily approved.  Under the State of New Jersey Program for small business we received a net cash amount of $922,020 on December 12, 2008 from the sale of our State Net Operating Losses (“NOL”) through December 31, 2007 of $1,084,729. In the future we intend to apply for additional benefits under the program including the sale of research tax credits.

           On September 22, 2008, Advaxis entered into a Note Purchase Agreement (the “Agreement”) with the Company’s Chief Executive Officer, Thomas Moore, pursuant to which the Company agreed to sell to Mr. Moore, from time to time, one or more senior promissory notes (each a “Note” and collectively the “Notes”) with an aggregate principal amount of up to $800,000.

3 | P a g e

The Agreement was reviewed and recommended to the Company’s Board of Directors (the “Board”) by a special committee of the Board and was approved by a majority of the disinterested members of the Board. The Note or Notes, if and when issued, will bear interest at a rate of 12% per annum, compounded quarterly, and will be due and payable on the earlier of the close of the Company’s next equity financing resulting in gross proceeds to the Company of at least $5,000,000 (the “Subsequent Equity Raise”) or February 15, 2009 (the “Maturity Date”). The Note(s) may be prepaid in whole or in part at the option of the Company without penalty at any time prior to the Maturity Date.

In consideration of Mr. Moore’s agreement to purchase the Notes, the Company agreed that concurrently with the Subsequent Equity Raise, the Company will issue to Mr. Moore a warrant to purchase the Company’s common stock, which will entitle Mr. Moore to purchase a number of shares of the Company’s common stock equal to one share per $1.00 invested by Mr. Moore in the purchase of one or more Notes. Such warrant would contain the same terms and conditions as warrants issued to investors in the Subsequent Equity Raise.

As of October 31, 2008 and pursuant to the Agreement, Mr. Moore has loaned the Company $475,000. Mr. Moore informed the Company that based on the funds generated by the NOL received on December 12, 2008 that he doesn’t intend to lend the full amount of the loans.  On December 15, 2008 the Board approved an amendment of the Agreement’s repayment terms from February 15, 2009 to June 15, 2009. In consideration for revising the repayment term the Company repaid Mr. Moore $50,000 from the $475,000 outstanding Notes thus reducing the balance to $425,000.

Our Website

We maintain a website at www.advaxis.com which contains descriptions of our technology, our drugs and the trial status of each drug.

General

We are a development stage biotechnology company with the intent to develop safe and effective cancer vaccines that utilize multiple mechanisms of immunity. We are developing a live Listeria vaccine technology under license from the University of Pennsylvania (“Penn”) which secretes a protein sequence containing a tumor-specific antigen. We believe this vaccine technology is capable of stimulating the body’s immune system to process and recognize the antigen as if it were foreign, generating an immune response able to attack the cancer. We believe that this to be a broadly enabling platform technology that can be applied to the treatment of many types of cancers infectious diseases and auto-immune disorders.

The discoveries that underlie this innovative technology are based upon the work of Yvonne Paterson, Ph.D., Professor of Microbiology at Penn, involving the creation of genetically engineered Listeria that stimulate the innate immune system and induce an antigen-specific immune response involving both arms of the adaptive immune system, as well as supporting the immune response by stimulating systems like the vascular system and the development of specific blood cells that underlie a strong therapeutic immune response.

We have focused our initial development efforts upon therapeutic cancer vaccines targeting cervical, head and neck, breast, prostate, and other cancers. Our lead products in development are as follows:

Product	Indication	Stage
ADXS11-001 (Lovaxin C)	Cervical Cancer	Phase I Company sponsored & completed in 2007.
ADXS11-001	Cervical Cancer	Phase II The Gynecologic Oncology Group of the National Cancer Institute has agreed to conduct a study timing to be determined.
ADXS11-001	Cervical Cancer	Phase II The Gynecologic Oncology Group of the National Cancer Institute has agreed to conduct a study timing to be determined
ADXS11-001	Cervical intraepithelial neoplasia	Phase II Company sponsored study anticipated to commence in June ‘09.
ADXS11-001	Head and Neck	Phase II The Cancer Research United Kingdom sponsored study in the United Kingdom anticipated to start in October ‘10
ADXS31-142 (Lovaxin P)	Prostate cancer	Phase I study Company sponsored to commence timing to be determined.
ADXS31-164 (Lovaxin B)	Breast cancer	Phase I study Company sponsored timing to be determined.

See “Item 1. Description of Business - Research and Development Programs”.

Since our formation, we have had a history of losses that as of October 31, 2008 have aggregated to $17,489,160, and because of the long development period for new drugs, we expect to continue to incur losses for an extended period of time. Our business plan to date has been realized by substantial outsourcing of virtually all major functions of drug development including scaling up for manufacturing, research and development, grant applications, clinical studies and others. The expenses of these outsourced services account for most of our accumulated loss. We cannot predict when, if ever, any of our product candidates will become commercially viable or FDA approved. Even if one or more of our products receives FDA approval or becomes commercially viable we are not certain that we will ever become a profitable business.

4 | P a g e

Strategy

Based upon the results of our pre-clinical work and our Phase I clinical trial we have initiated the collaborations process with both the National Cancer Institute’s (“NCI”) Gynecologic Oncology Group (“GOG”) The Cancer Research United Kingdom  (“CRUK”) and to fund clinical development work using our ADX11-001 agent (formally called Lovaxin C).  These collaborations when finalized involve the treatment of recurrent metastatic cervical cancer patients with ADX11-001 in the US, and the treatment of Human Papilloma Virus (“HPV”) positive head and neck cancer patients with a combination of chemotherapy and radiotherapy and ADX11-001 in the UK.  Assuming that the results of this Phase II clinical research are favorable, we intend to conduct Phase III clinical studies to demonstrate safety, efficacy and the potency of the investigational immunotherapy. Such studies are expected to occur in the next five to ten years. Throughout this process, we will be meeting with the FDA prior to and at the conclusion of each phase to reach a consensus before initiating any studies, to minimize regulatory risks during this clinical development process.

During the next 12 to 24 months our strategic focus is to develop sufficient human clinical data on ADX11-001, our first Listeria construct, to demonstrate conclusively the effectiveness of this technology. A technology based on attenuated Listeria that secrete an antigen LLO fusion protein that can be an effective platform for multiple therapies against cancer and infectious disease.  Our anticipated success with ADX11-001 will demonstrate that the company has the potential to be one of the world’s leading immunotherapy companies.  We plan on initiating the ADXS11-001 Phase II trial single blind, placebo controlled with three arms in CIN by June 2009. At the conclusion of the first arm we expect to generate an interim assessment of efficacy by December 2010 and depending on the preliminary outcome, complete the final two arms of the trial by December 2011. In series with the CIN trial we also are targeting the development of ADXS11-001 as an Orphan Drug for the treatment of late stage cervical cancer both in the US and Worldwide.  In this program we intend to apply for an Orphan Drug designation by the FDA. The projected date for filling this application is the February or March 2009 time frame.  A trial in this indication underwritten by the GOG (NCI) is anticipated to begin in 2009, as well as anticipating starting international studies designed to confirm the safety and effectiveness of this therapy in late stage cervical cancer in huge markets outside North American and Europe. If we are not successful in achieving the orphan status we still plan on pursuing this indication as outlined although the timelines would take 3 to 5 years longer.

Once the above programs are underway then we will enter our prostate construct ADXS31-142 (formerly called Lovaxin P) into human clinical trials as funds or partnerships are secured.

Given our expertise to genetically modify a host of Listeria vaccines, our longer term strategy will be to license the commercial development of ADXS11-001 for the indications of CIN and cervical cancer. On a global basis, these indications are extremely large and will require significant partner or partners. Based in these partnerships or licenses, we anticipate the generation of funds will provide will providing the financial platform to develop the preclinical and clinical development of prostate construct, breast cancer construct, and combination constructs which combine specific tumor antigens and anti-angiogenesis antigens into a single Listeria vector. It is not our intent to engage in commercial development beyond Phase II without entering into partnerships or a license agreement.

The GOG has agreed to conduct the field work for an additional Phase II multi-center study in cervical cancer at its own expense (an estimated value of about $2,500,000 to $3,000,000). While we will contribute financially to this trial the majority of the cost is underwritten by the NCI.  Similarly, in the UK, we are planning to collaborate in a 2 center study at The Royal Marsden (London) and Aintree (Liverpool) hospitals that is underwritten in full by Cancer Research United Kingdom.

Following Phase III studies, in collaboration with out partner(s) we intend to file a Biologics License Application (“BLA”) with the FDA. Prior to submission of the BLA, depending upon the data, we intend to possibly seek a Special Protocol Assessment and/or a Fast Track designation from the FDA, which shortens the internal FDA review process. As we accrue clinical data demonstrating the safety, efficacy and potency of ADX11-001 in Phase I and II clinical studies, we will also explore other regulatory approval options with the FDA that could expedite the licensure of the final immunotherapy.

We intend to continue to devote a portion of our resources to the continued pre-clinical development and optimization of our technology so as to develop it to its full potential and to find appropriate new drug candidates.  Specifically, we intend to focus upon research relating to combining our Listeria technology with new and additional tumor antigens, and newly developed strains of Listeria, which, if successful, may lead to additional cancer and infectious disease vaccines therapeutic products, to improve the Listeria platform by developing new Listeria mutants that are more suitable as live vaccine vectors, and to continue to develop the use of the Listeria virulence factor LLO as a component of a fusion protein based vaccine. These activities may require significant financial resources, as well as areas of expertise beyond those readily available. In order to provide additional resources and capital, we may enter into research, collaborative, or commercial partnerships, joint ventures, or other arrangements with competitive or complementary companies, including major international pharmaceutical companies, or with universities, such as Penn and UCLA. See “Business - Partnerships and Agreements - University of Pennsylvania.”

5 | P a g e

Background

Cancer

Despite tremendous advances in science, cancer remains a major health problem, and for many it continues to be the most feared of diseases. Although age-adjusted mortality rates for all cancer fell during the 1990’s, particularly for the major cancer sites (lung, colorectal, breast, and prostate), mortality rates are still increasing in certain sites such as liver and non-Hodgkin’s lymphoma. In 2004, the last year for which we have reliable numbers, 1,437,180 cases of invasive cancer were diagnosed according to the American Cancer Society, and 565,650 patients are expected to die from cancer annually.

Cancer is the second largest cause of death in the United States, exceeded only by heart disease. The cost of treating cancer patients in 2007 is estimated to be $219.2 billion in healthcare costs and another $18.2 billion in indirect costs resulting from morbidity and lost productivity (source: Facts & Figures 2008, American Cancer Society). The NIH estimates the overall cost for cancer in the year 2005 at $209.9 billion: $74.06 billion for direct medical costs, $17.5 billion for indirect morbidity costs (loss of productivity due to illness) and, $118.4 billion for indirect mortality costs (cost of lost productivity due to premature death). (Source: cancer facts & figures 2006, American Cancer Society). The incidence of newly diagnosed cervical cancer in the US in 2007 was 11,070 (ibid) and numbers for newly diagnosed CIN are approximately about 250,000 patients per year based on 3.5 million abnormal Pap smears (source: Jones HW, Cancer 1995:76:1914-18; Jones BA and Davey, Arch Pathol Lab Med 2000; 124:672-81)

 US Cancer Rates (2004)

Immune System and Normal Antigen Processing

Living creatures, including humans, are continually confronted with potentially infectious agents. The immune system has evolved multiple mechanisms that allow the body to recognize these agents as foreign, and to target a variety of immunological responses, including innate, antibody, and cellular immunity that mobilize the body’s natural defenses against these foreign agents and will eliminate them.

Innate Immunity:

Innate immunity is the first step in the recognition of a foreign antigen, and underlies an adaptive (antigen specific) response by lymphocytes. This non-specific ingestion Phagocytosis by these cells results in their activation and the release of various soluble mediators of immune response such as cytokines, chemokines and co-stimulatory molecules.

Exogenous pathway of Adaptive Immunity (Class II pathway):

Proteins and foreign molecules ingested by Antigen Processing Cells (“APC”) are broken down inside digestive vacuoles into small pieces, called peptides, and the pieces are combined with proteins called Class 2 MHC (for Major Histocompatibility Complex) in a part of the cell called the endoplasmic reticulum. The MHC-peptide, termed and MHC-2 complex from the Class 2 (or exogenous) pathway, is then pushed out to the cell surface where it interacts with certain classes of lymphocytes (CD4+) such as helper T-cells that produce induce a proliferation of stimulate B-cells, which produce antibodies, or helper T cells that assist in the maturation of cytotoxic T-lymphocytes. This system is called the exogenous pathway, since it is the prototypical response to an exogenous antigen like bacteria. (Listeria generated MHC-2 responses are directed at the activation of helper T cell activation, as Listeria tends not to stimulate antibody formation.)

6 | P a g e

Endogenous pathway of Adaptive Immunity (Class I pathway):

There exists another adaptive immune pathway, called the endogenous pathway. In this system, when one of the body's cells begins to create unusual proteins within the cytoplasm (as opposed to within he digestive phagosome), the protein is broken up into peptides in the cytoplasm and directed into the endoplasmic reticulum, where it is incorporated into an MHC-1 protein and trafficked to the cell surface. This signal then calls effector cells of the cellular immune system, especially CD8+ cytotoxic T-lymphocytes, to come and kill the cell. The endogenous pathway is primarily for elimination of virus-infected or cancerous cells.

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

Mechanism of Action

Listeria is a bacterium well known to medical science because it can cause an infection in humans. Listeria is a pathogen that causes food poisoning, typically in the very old, the very young, people who are either immunocompromised or who eat a large quantity of the microbe as can occur in spoiled dairy products. It is not laterally transmitted from person to person, and is a common microbe in our environment. Most people ingest Listeria without being aware of it, but in high quantities or in immune suppressed people Listeria can cause various clinical conditions, including sepsis, meningitis and placental infections in pregnant women. Fortunately, many common antibiotics can kill and sterilize Listeria.

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

Antigen Presenting Cells (APC) are the scavengers’ in the body that circulate looking for foreign invaders.  When they find one they ingest it, break it down, and provide the fragments as molecular targets for the immune system to attack.  In this way they are the cells that direct a specific immune response, and Listeria has the ability to infect them.

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

7 | P a g e

Figs 1-7. When Listeria enters the body, it is seen as foreign by the antigen processing cells and ingested into cellular compartments called phagolysosomes, whose destructive enzymes kill most of the bacteria, fragments of which are then presented to the immune system via the exogenous pathway.

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

8 | P a g e

This mechanism is used by Listeria to its benefit because the actions of LLO enable the bacteria to avoid digestion in the lysosome and escape to the cytosol where they can multiply and spread and then be neutralized so that it does not kill the host cell. Advaxis isusing a technology that co-opts this mechanism by creating a protein that is comprised of the cancer antigen fused to a non-hemolytic portion of the LLO molecule that contains the PEST sequence. This serves to route the molecule for accelerated proteolytic degradation which accelerates both the rate of antigen breakdown and the amount of antigen fragments available for incorporation in to MHC-1 complexes; thus increasing the stimulus to activate cytotoxic T cells against a tumor specific antigen.

Other mechanisms that Advaxis vaccines employ include Listeria ’s ability to increase the synthesis of myeloid cells such as Antigen Presenting Cells (“APC”) and T cells, and to stimulate the maturation of immature myeloid cells to increase the number of available activated immune cells that underlie a cancer killing response. Immature myeloid cells actually inhibit the immune system and Listeria removes this inhibition within the actual tumor. Also, Listeria and LLO both stimulate the synthesis, release, and expression of various chemicals which stimulate a therapeutic immune response. These chemicals are called cytokines, chemokines and co-stimulatory molecules. By doing this, not only are immune cells activated to kill cancers and clear them from the body, but local environments within tumors is created that support and facilitate a therapeutic response. Finally, in a manner that appears to be unique to Advaxis vaccines, our proprietary antigen-LLO fusion proteins, when delivered by Listeria do not stimulate cells caused regulatory T cells (“Tregs”) which are known to inhibit a therapeutic anticancer response. This does not occur when Listeria is engineered to deliver only a tumor specific antigen. The ability to reduce the effect of Tregs is currently under clinical investigation by other companies and is believed to be a significant mechanism of achieving a therapeutic response.

Advaxis live Listeria vaccines have many diverse salutary effects, not the least of which is the ability to reduce regulatory Tregs within tumors.  Over the past few years it has become known that the reason many previous immunologic cancer treatments have failed is that although they were able to strongly activate the immune system, they were rendered ineffective by endogenous sources of immune inhibition within the tumors themselves.  Tregs have the ability to turn off activated immune cells so that they no longer function within the tumor.  We have published on 2 occasions that our live Listeria vaccines that secrete a proprietary fusion protein comprised of a non-hemolytic fragment of the Listeria virulence factor LLO fused to a tumor specific antigen will reduce these inhibitory cells within tumors.  In this way, our vaccines not only strongly stimulate the immune system, but also modify the tumor micro-environment in a manner that allows the immune system to kill and clear tumor cells.

Advaxis live Listeria vaccines also have the ability to modify the function of vascular endothelial cells in a way that facilitates the trafficking of activated immune cells out of the blood and into the tumor, where they are therapeutically effective.  One property of cancer is the modification of vascular cells to prevent activated immune cells from transiting into the tumor.  Our vaccines appear to overcome this source of anti-tumor inhibition.

9 | P a g e

Many of the immune effector cells, such as dendritic cells, macrophages, mast cells, Langerhans cells and others are myeloid cells.  Our vaccines have the ability to accelerate the synthesis and maturation of these cells, as well as their antigen specific activation, to increase the power and efficiency of the immune response.

It should also be noted that the live Listeria vaccines Advaxis creates are attenuated from 10,000 to 100,000 times in order that they will not cause disease themselves.

Thus, Listeria vaccines stimulate every immune pathway simultaneously, and in an integrated manner. It has long been recognized that cytotoxic T lymphocytes (“CTL”) are the elements of the immune system that kill and clear cancer cells. The amplified CTL response to Listeria vaccines are arguably the strongest stimulator of CTL yet developed, but just as important is the ability Advaxis vaccines have to create a local environment in which these cells can be effective.  This efficacy likely results in part from the fusion of LLO to the secreted tumor antigen since many investigators have shown that LLO is a very strong source of immune stimulation independent of Listeria.  By fusing a molecule with strong adjuvant properties to a tumor antigen, and then having it synthesized and secreted by live bacteria directly into the cytoplasm of Antigen Presenting Cells, vascular endothelium and other relevant tissues an unusually powerful and complete immune response is generated.

Thus, what makes Advaxis live Listeria vaccines so effective are a combination of effects that stimulate multiple arms of the immune system simultaneously in a manner that generates an integrated physiologic response conducive to the killing and clearing of tumor cells. These mechanisms include:
1.	Very strong innate immune response
2.	Stimulates inordinately strong killer Tregs response
3.	Stimulates helper Tregs
4.	Stimulates release of and/or up-regulates immuno-stimulatory cytokines, chemokines, co-stimulatory molecules
5.	Adjuvant activity creates a local tumor environment that supports anti-tumor efficacy
6.	Minimizes inhibitory Tregs and inhibitory cytokines and shifts to Th-17 pathway
7.	Stimulates the development and maturation of all Antigen Presenting Cells and effector Tregs & reduces immature myeloid cells
8.	Eliminates sources of endogenous inhibition present within tumors that suppress activated immune cells and prevent them from working within tumors
9.	Effecting non-immune systems that support the immune response, like the vascular system, the marrow, and the maturation of cells in the blood stream.

Research and Development Program

Overview

We use genetically engineered and highly attenuated Listeria monocytogenes as a therapeutic agent. We start with an attenuated strain of Listeria, and then add to this bacterium multiple copies of a plasmid that encodes a fusion protein sequence that includes a fragment of the LLO molecule joined to the tumor antigen of interest. This protein is secreted by the Listeria inside the antigen processing cells, and other cells that Listeria infects which then results in the immune response as discussed above.

We can use different tumor, infectious disease, or other antigens in this system. By varying the antigen, we create different therapeutic agents. Our lead agent, ADX11-001, uses a HPV derived antigen that is present in cervical cancers. Lovaxin B uses Her2/neu, an antigen found in many breast cancer and melanoma cells, to induce an immune response that should be useful in treating these conditions. See “Item 1. Description of Business -Research and Development Programs”.

Partnerships and Agreements

University of Pennsylvania

On July 1, 2002 (effective date) we entered into a 20-year exclusive worldwide license, with the Penn with respect to the innovative work of Yvonne Paterson, Ph.D., Professor of Microbiology in the area of innate immunity, or the immune response attributable to immune cells, including dentritic cells, macrophages and natural killer cells, that respond to pathogens non-specifically. This agreement has been amended from time to time and has been amended and restated as of February 13, 2007.

10 | P a g e

This license, unless sooner terminated in accordance with its terms, terminates upon the later (a) expiration of the last to expire Penn patent rights; or (b) twenty years after the effective date. The license provides us with the exclusive commercial rights to the patent portfolio developed at Penn as of the effective date, in connection with Dr. Paterson and requires us to raise capital, pay various milestone, legal, filing and licensing payments to commercialize the technology. In exchange for the license, Penn received shares of our common stock which currently represents approximately 5.8% of our common stock outstanding on a fully-diluted basis. In addition, Penn is entitled to receive a non-refundable initial license fee, license fees, royalty payments and milestone payments based on net sales and percentages of sublicense fees and certain commercial milestones, as follows: Under the licensing agreement, Penn is entitled to receive 1.5% royalties on net sales in all countries. Notwithstanding these royalty rates, we have agreed to pay Penn a total of $525,000 over a three-year period as an advance minimum royalty after the first commercial sale of a product under each license (which we are not expecting to begin paying within the next five years). In addition, under the license, we are obligated to pay an annual maintenance fee on December 31, in 2008, 2009, 2010, 2011 and 2012 and each December 31st thereafter for the remainder of the term of the agreement of $50,000, $70,000, $100,000, $100,000 and $100,000, respectively until the first commercial sale of a Penn licensed product. Overall the amended and restated agreement payment terms reflect lower near term requirements but the savings are offset by higher long term milestone payments for the initiation of a Phase III clinical trial and the regulatory approval for the first Penn Licensed Product. We are responsible for filing new patents and maintaining and defending the existing patents licensed to use and we are obligated to reimburse Penn for all attorneys fees, expenses, official fees and other charges incurred in the preparation, prosecution and maintenance of the patents licensed from Penn.

Furthermore, upon the achievement of the first sale of a product in certain fields, Penn shall be entitled to certain milestone payments, as follows: $2,500,000 shall be due for first commercial sale of the first product in the cancer field. In addition, $1,000,000 will be due upon the date of first commercial sale of a product in each of the secondary strategic fields sold.

As a result of our payment obligations under the license assuming we have net sales in the aggregate amount of $100 million from our cancer products, our total payments to Penn over the next ten years could reach an aggregate of $5,420,000. If over the next 10 years our net sales total an aggregate amount of only $10 million from our cancer products, total payments to Penn could be $4,445,000.

This license also grants us exclusive negotiation and exclusive options until June 17, 2009 to obtain exclusive licenses to new inventions on therapeutic vaccines developed by Drs’ Paterson and Fred Frankel and their lab. Each option is granted to us at no cost and provides a six month exercise period from the date of disclosure. Once exercised we have a 90 day period to negotiate in good faith a comprehensive license agreement at licensing fees up to $10,000. We exercised the option under this agreement resulting in approximately 50 patent applications. The license fees, legal expense, and other filing expenses for such applications cost approximately $376,000.

Strategically we continue to enter into sponsored research agreements with Dr. Paterson and Penn to generate new intellectual property and to exploit all existing intellectual property covered by the license.

Penn is not involved in management of our company or in our decisions with respect to exploitation of the patent portfolio.

Dr. Yvonne Paterson

Dr. Paterson is a Professor in the Department of Microbiology at Penn and the inventor of our licensed technology. She has been an invited speaker at national and international health field conferences and leading academic institutions. She has served on many federal advisory boards, such as the NIH expert panel to review primate centers, the Office of AIDS Research Planning Fiscal Workshop, and the Allergy and Immunology NIH Study Section. She has written over 140 publications in immunology (including a recently published book) with emphasis during the last several years on the areas of HIV, AIDS and cancer research. Her instruction and mentorship has trained over 40 post-doctoral and doctoral students in the fields of Biochemistry and Immunology, many of whom are research leaders in academia and industry. She was recently elected a fellow of the American Association for the Advancement of Science.

Dr. Paterson is currently the principal investigator on grants from the federal government and charitable trusts totaling approximately $560,000 per year and the program director of training grants totaling approximately $1.8 million per year. Her research interests are broad, but her laboratory has been focused for the past ten years on developing novel approaches for prophylactic vaccines against infectious disease and immunotherapeutic approaches to cancer. The approach of the laboratory is based on a long-standing interest in the properties of proteins that render them immunogenic and how such immunogenicity may be modulated within the body.

Consulting Agreement. We entered into a renewed consulting agreement with Dr. Paterson on January 28, 2005 with an initial term expiring on January 31, 2006 with automatic renewals for up to six additional periods of six months each pursuant to which we have had access to Dr. Paterson’s consulting services for one full day per week. We are currently in our fourth renewal period. Dr. Paterson has advised us on an exclusive basis on various issues related to our technology, manufacturing issues, establishing our lab, knowledge transfer, and our long-term research and development program. Pursuant to the agreement, as of October 17, 2007, Dr. Paterson receives $7,000 per month. Upon the closing of an additional of $9 million in equity capital, Dr. Paterson’s rates shall increase to $9,000 per month. In addition, on February 1, 2005, Dr. Paterson received options to purchase 400,000 shares of our common stock at an exercise price of $0.287 per share with 40,000 fully vested when granted and the remaining 360,000 options vesting equally over 48 months; provided that Dr. Paterson remains a consultant over the four year period. She holds a total of 704,365 shares of Common Stock and options to purchase 569,048 shares of Common Stock of which 546,548 are options exercisable within 60 days of October 31, 2008.

Sponsored Research Agreement.

We entered into a sponsored research agreement on December 6, 2006 with Penn and Dr. Paterson under which we were obligated to pay $159,598 per year for a total period of 2 years covering the development of potential vaccine candidate based on our Listeria technology as well as other basic research projects. This Agreement was concluded on October 31, 2008.

11 | P a g e

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

Dr. Paterson is also the chairman of our Scientific Advisory Board (“SAB”).

The Sage Group

On January 7, 2009 we signed an Agreement with The Sage Group (“Sage”) in a program to partner the Company’s vaccines. They do licensing deals and are based in New Jersey. Sage has worked with immunotherapies and believes in the Company’s promising vaccines. Their Agreement is for $5,000 per month starting in January through April 2009 and $10,000 per month from May 1 through February 2010 plus 5% of the deal, if completed in the first 24 months, 2 1/2% in the 12 months thereafter.

Dr. David Filer

On January 7 2005 we have entered a consulting agreement with Dr. David Filer, a biotech consultant. The Agreement provides that Dr, Filer   spend three days per month   assisting us with our development efforts, reviewing our scientific technical and business data and materials and introducing us to industry analysts, institutional investor collaborators and strategic partners. In consideration for the consulting services we pay Dr. Filer $2,000 per month. In addition, Dr. Filer received options to purchase 40,000 shares of common stock which are currently vested. As of October 1, 2007 we entered into a new two year agreement at a monthly fee of $5,000 including 1,500,000 $0.20 Warrants exercisable at $0.20 per warrant as consideration for his assistance in the raise on October 17, 2007 as well a his advisory services and assistance. This agreement is cancelable within 90 days notice.

Freemind Group LLC (“Freemind”)

We have entered into an agreement with Freemind to develop and manage our grant writing strategy and application program with Advaxis to pay Freemind according to a fee structure based on achievement of grants awarded to us at the rate of 6-7% of the grant amount. Advaxis will also pay Freemind fixed consulting fees based on the type of grants submitted, ranging from $5,000-7,000 depending on the type of application submitted. Freemind has extensive experience in accessing public financing opportunities, the national SBIR and related NIH/NCI programs. Freemind has assisted us in the past to file grant applications with NIH covering the use of ADX11-001 for cervical dysplasia. We have paid Freemind as of October 31, 2008, fees aggregating $29,500. We currently have no future plans to use this Group.

University of California

On March 14, 2004 we entered into a nonexclusive license and bailment agreement with the Regents of the University of California (“UCLA”) to commercially develop products using the XFL7 strain of Listeria monoctyogenes in humans and animals. The agreement is effective for a period of 15 years and is renewable by mutual consent of the parties. Advaxis paid UCLA an initial licensee fee and continues to pay annual maintenance fees for use of the Listeria. We may not sell products using the XFL7 strain Listeria other than agreed upon products or sublicense the rights granted under the license agreement without the prior written consent of UCLA.

Cobra Biomanufacturing PLC (“Cobra”)

In July 2003, we entered into an agreement with Cobra for the purpose of manufacturing our cervical cancer vaccine ADX11-001. Cobra has extensive experience in manufacturing gene therapy products for investigational studies. Cobra is a full service manufacturing organization that manufactures and supplies DNA-based therapeutics for the pharmaceutical and biotech industry. These services include the Good Manufacturing Practices (“GMP”) manufacturing of DNA, recombinant protein, viruses, mammalian cell products and cell banking. Cobra’s manufacturing plan for us involves several manufacturing stages, including process development, manufacturing of non-GMP material for toxicology studies and manufacturing of GMP material for the Phase I trial. The agreement to manufacture expired in December 2005 upon the delivery and completion of stability testing of the GMP material for the Phase I trial. Cobra has agreed to surrender the right to $300,000 of its existing fees for manufacturing in exchange for future royalties from the sales of ADX11-001 at the rate of 1.5% of net sales, with royalty payments not to exceed $1,950,000.

In November 2005, in order to secure production of ADXS11-001 on a long-term basis as well as other drug candidates which we are developing, we entered into a Strategic Collaboration and Long-Term Vaccine Supply Agreement for Listeria Cancer Vaccines, under which Cobra will manufacture experimental and commercial supplies of our Listeria cancer vaccines, beginning with ADXS11-001. This agreement leaves the existing agreement in place with respect to the studies contemplated therein, and supersedes a prior agreement and provides for mutual exclusivity, priority of supply, collaboration on regulatory issues, research and development of manufacturing processes that have already resulted in new intellectual property owned by Advaxis, and the long-term supply of live Listeria based vaccines on a discounted basis.

In October 20, 2007 we entered into a production agreement with Cobra to manufacture our Phase II clinical materials using a new methodology now required by the United Kingdom, and likely to be required by other regulatory bodies in the future. The contract is for £274,500 plus consumables and as of October 31, 2008 we have we have recorded $543,620 in full excluding consumables. In addition, we entered into a contract for £47,250 to fill the Listeria in vials and as of October 31, 2008, we have recorded $107,793 in full payment. We also have several other small contracts to cover, testing, stability and storage of our clinical supplies.

12 | P a g e

LVEP Management, LLC (“LVEP”)

The Company entered into a consulting agreement with LVEP dated as of January 19, 2005, and amended on April 15, 2005, and October 31, 2005, pursuant to which Mr. Roni Appel served as Chief Executive Officer, Chief Financial Officer and Secretary of the Company and was compensated by consulting fees paid to LVEP. LVEP is owned by the estate of Scott Flamm (deceased January 2006) previously, one of our directors and a principal shareholder. Pursuant to an amendment dated December 15, 2006 (“effective date”) Mr. Appel resigned as President and Chief Executive Officer and Secretary of the Company on the effective date, but remains as a board member and consultant to the company until December 15, 2007. The term of the agreement as amended is 24 months from effective date. Mr. Appel will devote 50% of his time over the first 12 months of the consulting period to support the company. Also as a consultant, he will be paid at a rate of $22,500 per month in addition to benefits as provided to other company officers. He will receive severance payments over an additional 12 months at a rate of $10,416.67 per month and shall be reimbursed for family health care. All his stock options became fully vested on the effective date and are exercisable over the term. Also, Mr. Appel was issued 1,000,000 shares of our common stock on January 2, 2007. He received a $250,000 bonus with $100,000 paid on January 3, 2007 and the remainder was paid in October 2007.

On February 11, 2008 the Company and LVEP agreed to satisfy the balances of the LVEP Agreement with cash payments of $130,000 and $20,000 in the Company’s common stock (153,846 shares). The cash payment was made on February 12, 2008 and the shares were issued on April 4, 2008 and recorded at the market value of $14,615.

Pharm-Olam International Ltd. (“POI”)

In April 2005, we entered into a consulting agreement with POI, whereby POI is to execute and manage our Phase I clinical trial in ADXS11-001 for a fee of $430,000 plus reimbursement of certain expenses of $181,060. On December 13, 2006 we approved a change order reflecting the changes to the protocol the cost of which is estimated at $92,000 for a total contractual obligation of $522,000 excluding certain pass through expenses. On February 20, 2008, we approved change order 2 reflecting changes in the study for $175,000 in additional service fees for a total contractual service fee of $697,000. As of October 31, 2008 we have paid $440,650 toward the $697,000 portion of the agreement. In total the pass-through expenses ($119,346), patient cost ($135,272) and service fees totaled $951,618.

The Investor Relations Group, Inc (“IRG”)

We entered into an agreement with IRG whereby IRG is to serve as an investor relations and public relations consultant.  In consideration for performing its services, IRG was paid $10,000 per month plus out of pocket expenses, and 200,000 common shares. On December 1, 2008, we terminated this agreement.

Biologics Consulting Group, Inc. (“BCG”)

On June 1, 2006 we entered into an agreement with BCG and on June 11, 2007, we entered into an amendment No. 1 to provide biologics regulatory consulting services to the Company in support of the IND submission to the FDA. The tasks to be performed under this Agreement will be agreed to in advance by the Company and BCG. The term of the amendment No. 1 was from June 1, 2007 to June 1, 2008. This was a time and material agreement.

MediVector, Inc. (“MI”)

In May 2007 we entered into a Master Service Agreement with MI covering three projects to serve in clinical study planning, management and execution for our upcoming Phase II clinical study.   We paid MI $71,000 for its services. In early 2008 we terminated all agreements.

PATENTS AND LICENSES

Dr. Paterson and Penn have invested significant resources and time in developing a broad base of intellectual property around the cancer vaccine platform technology to which on July 1, 2002 (effective date) we entered into a 20-year exclusive worldwide license and a right to grant sublicenses pursuant to our license agreement with Penn. Penn currently has 12 issued and 67 pending patents in the United States and other countries including Japan, Canada, Israel, Australia, and the European Union, through the Patent Cooperation Treaty (PCT) system pursuant to which we have an exclusive license to exploit the patents. We believe that these patents will allow us to take a lead in the United States in the field of Listeria -based therapy.

13 | P a g e

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

U.S. Patent Application No. 10/835,662, “Compositions and methods for enhancing the immunogenicity of antigens,” Filed April 30, 2004, Paterson et al

U.S. Patent Application No. 20060135457 Methods for constructing antibiotic resistance free bacterial vaccines.Filed June 22, 2006

U.S. Patent Application No. 10/949,667, “Methods and Compositions for Immunotherapy of Cancer,” Filed September 24, 2004, Paterson et al.

U.S. Patent Application No. 11/223,945, “Listeria-based and LLO-based Vaccines,” Filed September 13, 2005, Paterson et al.

U.S. Patent Application No. 11/727,889, “Compositions and Methods Comprising a MAGE-B Antigen” Filed March 28, 2007, Gravekamp, Paterson, Maciag.

U.S. Patent Application No. PCT/US08/06048. for “Compositions and Methods Comprising KLK3, PSCA, FOLH1 Antigen”. Filed May 12, 2008, Paterson et al

U.S. Patent Application No. 11/798,177 “Compositions and Methods Comprising KLK3 or FOLH1 Antigen” Filed May, 10, 2007. Paterson et al.

U.S. Patent Application No. 11/376,564, “Compositions and Methods for Enhancing the Immunogenicity of Antigens,” Filed March 16, 2006, Paterson et al.

U.S. Patent Application No. 11/376,572, “Compositions and Methods for Enhancing the Immunogenicity of Antigens,” Filed March 16, 2006, Paterson et al.

U.S. Patent Application No. 11/373,528, “Compositions and Methods for Enhancing Immunogenicity of Antigens, “Filed March 13, 2006, Paterson et al.

14 | P a g e

U.S. Patent Application No. 11/415,271, “Methods and Compositions for Treatment of Non-Hodgkin’s Lymphoma, “ Filed May 2, 2006, Paterson et al.

U.S. Patent Application No. 10/541,614 for “Enhancing the Immunogenicity of Bioengineered Listeria Monocytogenes by Passing through Live Animal Hosts.” Filed January 8, 2004.

U.S. Patent Application No. 12/213,696 for “Non-Hemolytic LLO Fusion Proteins and Methods of Utilizing same.” Filed June 23, 2008, Paterson et al.

U.S. Patent Application No. 11/715,497 for “Compositions and Methods for Treatment of Cervical Cancer.” Filed March 8, 2007, Paterson et al.

U.S. Patent Application No. 11/203,408 for “Methods for Constructing Anitbiotic Resistance Free Vaccines.” Filed August 15, 2005. Paterson et al.

U.S. Patent Application No. 11/203,415 for “Methods for Constructing Anitbiotic Resistance Free Vaccines.” Filed August 15, 2005. Paterson et al.

U.S. Patent Application No. 2005/0048081 for “Immunogenic Compositions Comprising DAL/DAT Double Mutant,Auxotrophoic Attenuated Strains of Listeria and their Methods of Use”, Filed September 11, 2003

U.S. Patent Application No. 12/216,806 for “Immunogenic Compositions Comprising DAL/DAT Double Mutant, Auxotrophoic Attenuated Strains of Listeria and their Methods of Use”, Filed July 10, 2008, Frankel et al.

U.S. Application No. 11/785,249 for “Antibiotic Resistance Free Vaccines and Methods for Constructing and Using Same”, Filed April 16, 2007, Paterson et al.

U.S. Application No. 11/818,965 for “Antibiotic Resistance Free Listeria Strains and Methods for Constructing and Using Same”, Filed April 27, 2007, Paterson et al.

U.S. Application No. 12/084,829 for “LLO-Encoding DNA/Nucleic Acid Vaccines and Methods Comprising Same”, Filed May 12, 2008, Paterson et al.

U.S. Application No. 12/084,969 for “Methods for Producing, Growing, and Preserving Listeria Vaccine Vectors”, Filed May 14, 2008, Paterson et al.

U.S. Application No. 11/882,782 for “Methods and Compositions for Treating IGE-Mediated Diseases”, Filed August 6, 2007, Paterson et al.

U.S. Application No. 11/822,870 for “Methods for Administering Tumor Vaccines”, Filed July 10, 2007, Paterson et al.

U.S. Application No. 11/889,715 for “Compositions Comprising HMW-MAA and Fragments Thereof, and Methods of Use Thereof”, Filed August 15, 2007, Paterson et al.

U.S. Application No. 61/071,792 for “Dual Delivery System for Heterologous Antigens”, Filed May 19, 2008, Maciag et al.

U.S. Application No. 12/244,828 for “Compositions Comprising HMW-MAA and Fragments Thereof, and Methods of Use Thereof, Filed October 3, 2008, Paterson et al.

International

Patents

Australian Patent No. 730296, Patent Application No. 14108/99 for “Bacterial Vaccines Comprising Auxotrophic, Attenuated Strains of Listeria Expressing Heterologous Antigens.” Issued November 13, 1998, Frankel, et al. Expires November 13, 2018.

Canadian Patent Application No. 2,309,790 for “Bacterial Vaccines Comprising Auxotrophic, Attenuated Strains of Listeria Expressing Heterologous Antigens.” Filed May 18, 2000, Frankel, et al. Issued January 9, 2007.

Japanese Patent Application No. 515534/96, filed November 3, 1995 for “Specific Immunotherapy of Cancer Using a Live Recombinant Bacterial Vaccine Vector”, Paterson, et al. Issued August 10, 2007

15 | P a g e

Patent Applications

Canadian Patent Application No. 2,404,164 for “Compositions and Methods for Enhancing Immunogenicity of Antigens.” Filed March 26, 2001, Paterson, et al.

European Patent Application No. 1928324.1 for “Compositions and Methods for Enhancing Immunogenicity of Antigens.” Filed March 26, 2001, Paterson, et al.

European Patent Application No. 98957980.0 for “Bacterial Vaccines Comprising Auxotrophic, Attenuated Strains of Listeria Expressing Heterologous Antigens.” Filed November 13, 1998, Frankel, et al.

Israel Patent Application No. 151942 for “Compositions and Methods for Enhancing Immunogenicity of Antigens.” Filed March 26, 2001, Paterson, et al.

Japanese Patent Application No. 2001-570290 for “Compositions and Methods for Enhancing Immunogenicity of Antigens.” Filed March 26, 2001, Paterson, et al.

Canadian Patent Application No. PCT 2,581,331 for Listeria-Based and LLO Based Vaccines.” Filed September 14, 2005, Paterson et al.

PCT International Patent Application No. PCT/US07/18091 for “Compositions Comprising HMW-MAA and Fragments Thereof, and Methods of Use Thereof.” Filed August 15, 2007, Paterson et al.

European Patent Application No. 5811815.9 for “Listeria-Based and LLO-Based Vaccines.” Filed September 14, 2005, Paterson et al.

Japanese Patent Application No. 2007-533537 for “Listeria-Based and LLO-Based Vaccines.” Filed September 14, 2005, Paterson et al.

Australian Patent Application No. 20044204751 for “Enhancing the Immunogenicity of Bioengineered Listeria Monocytogenes by Passing through Live Animal Hosts.” Filed January 8, 2004.

Canadian Patent Application No. 2,512,812 for “Enhancing the Immunogenicity of Bioengineered Listeria Monocytogenes by Passing through Live Animal Hosts.” Filed January 8, 2004

European Patent Application No. EP04700858.6 for “Compositions, Methods and Kits for Enhancing the Immunogenicity of a Bacterial Vaccine Vector.” Filed

Hong Kong Patent Application No. 06104227.1 for “Compositions, Methods and Kits for the Enhancing the Immunogenicity of a Bacterial Vaccine Vector.” Filed January 8, 2004

Israeli Patent Application No. 169553 for “Enhancing the Immunogenicity of Bioengineered Listeria Monocytogenes by Passing through Live Animal Hosts.” Filed January 8, 2004

Japanese Patent Application No. 2006-500840 for “Enhancing the Immunogenicity of Bioengineered Listeria Monocytogenes by Passing through Live Animal Hosts.” Filed January 8, 2004

Australian Patent No. 2005271247 for “Antibiotic Resistance Free DNA Vaccines.” Filed August 15, 2005, Paterson et al.

Canadian Patent Application No. 2577270 for “Antibiotic Resistance Free DNA Vaccines.” Filed August 15, 2005, Paterson et al.

European Patent Application No. 5810446.4 for “Antibiotic Resistance Free DNA Vaccines.” Filed August 15, 2005, Paterson et al.

Japanese Patent Application No. 2007-525862 for “Antibiotic Resistance Free DNA Vaccines.” Filed August 15, 2005, Paterson et al.

Australian Patent Application No. 2005271246 for “Methods for Constructing Antibiotic Resistance Free Vaccines.” Filed August 15, 2005. Paterson et al.

Canadian Patent Application No. 2,577,306 for “Methods for Constructing Antibiotic Resistance Free Vaccines.” Filed August 15, 2005. Paterson et al.

16 | P a g e

European Patent Application No. EP05808671.1 for “Methods for Constructing Antibiotic Resistance Free Vaccines.” Filed August 15, 2005. Paterson et al.

PCT International. Patent Application No. PCT/US07/10635 for “Compositions and Methods for Treatment of Non-Hodgkins Lymphoma.” Filed May 2, 2007, Paterson et al.

PCT International Patent Application No. PCT/US08/03067 for “Compositions and Methods for Treatment of Cervical Cancer.” Filed March 7, 2008, Paterson et al.

Canadian Patent Application No. 2204666 for “Specific Immunotherapy of Cancer using a live Recombinant Bacterial Vaccine Vector”, Filed November 3, 1995, Paterson

Japanese Patent Application No. 2007-125462 for “Specific Immunotherapy of Cancer using a Live Recombinant Bacterial Vaccine Vector”, Filed May 10, 2007, Paterson.

Australian Patent Application No. 2005289957 for “Listeria-based and LLO-based Vaccines”, Filed September 14, 2005, Paterson et al

Japanese Patent Application No. 2007-525861 for “Methods for Constructing Antibiotic Resistance Free Vaccines”, Filed August 15, 2005, Paterson et al.

PCT International Application No. PCT/US08/04861 for “Antibiotic Resistance Free Listeria Strains and Methods for Constructing and Using Same”, Filed April 15, 2008, Paterson et al.

PCT International Application No. PCT/US07/17479 for “Methods and Compositions for Treating IGE-Mediated Diseases”, Filed August 6, 2007, Paterson et al.

PCT International Application No. PCT/US07/15686 for “Methods for Administering Tumor Vaccines”, Filed July 10, 2007, Paterson et al.

European International Application No. 95939926.2 for “Specific Immunotherapy lf Cancer Using a Live Recombinant Bacterial Vaccine Vector, Filed November 3, 1995. Paterson

Belgium Application No. 95939926.2 for “Specific Immunotherapy lf Cancer Using a Live Recombinant Bacterial Vaccine Vector, Filed November 3, 1995. Paterson

Switzerland Application No. 95939926.2 for “Specific Immunotherapy lf Cancer Using a Live Recombinant Bacterial Vaccine Vector, Filed November 3, 1995. Paterson

Germany Application No. 95939926.2 for “Specific Immunotherapy lf Cancer Using a Live Recombinant Bacterial Vaccine Vector, Filed November 3, 1995. Paterson

France Application No. 95939926.2 for “Specific Immunotherapy lf Cancer Using a Live Recombinant Bacterial Vaccine Vector, Filed November 3, 1995. Paterson

United Kingdom Application No. 95939926.2 for “Specific Immunotherapy lf Cancer Using a Live Recombinant Bacterial Vaccine Vector, Filed November 3, 1995. Paterson

Ireland No. 95939926.2 for “Specific Immunotherapy lf Cancer Using a Live Recombinant Bacterial Vaccine Vector, Filed November 3, 1995. Paterson

Lithuania No. 95939926.2 for “Specific Immunotherapy lf Cancer Using a Live Recombinant Bacterial Vaccine Vector, Filed November 3, 1995. Paterson

Sweden No. 95939926.2 for “Specific Immunotherapy lf Cancer Using a Live Recombinant Bacterial Vaccine Vector, Filed November 3, 1995. Paterson

17 | P a g e

United States

In 2001, an issue arose regarding the inventorship of U.S. Patent 6,565,852 and U.S. Patent Application No. 09/537,642. These patent rights are included in the patent rights licensed by Advaxis from Penn. It is contemplated by GlaxoSmithKline plc (“GSK”), Penn and us that the issue will be resolved through:  (1) a correction of inventorship to add certain GSK inventors, (2) where necessary and appropriate, an assignment of GSK’s possible rights under these patent rights to Penn, and (3) a sublicense from us to GSK of certain subject matter, which is not central to our business plan. To date, this arrangement has not been finalized and we cannot assure that this issue will ultimately be resolved in the manner described above.

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

Our approach to the intellectual property portfolio is to create significant offensive and defensive patent protection for every product and technology platform that we develop. We work closely with our patent counsel to maintain a coherent and aggressive strategic approach to building our patent portfolio with an emphasis in the field of cancer vaccines.

We are aware of a private company, Anza Therapeutics Inc (“Anza”) (formerly Cerus Corporation), which has also been developing Listeria vaccines. We believe that through our exclusive license with Penn we have earliest known and dominant patent position in the U S for the use of recombinant Listeria monocytogenes expressing proteins or tumor antigens as a vaccine for the treatment of infectious diseases and tumors. We contested a challenge made by Anza to our patent position in Europe on a claim not available in the US that would limit Anza’s ability to conduct business in Europe but not materially affect Advaxis irrespective of the outcome. The EPO Board of Appeals in Munich, Germany has ruled in favor of The Trustees of the University of Pennsylvania and its exclusive licensee Advaxis Inc. and set aside a patent ruling that prevented the issuance of an approved technology patent as a result of an opposition filed by Anza. The ruling of the EPO Board of Appeal is final and can not be appealed. The granted claims, the subject matter of which was discovered by Dr. Yvonne Paterson, scientific founder of Advaxis, are directed to the use of recombinant bacteria expressing a tumor antigens for treatment of patients with cancer.

Based on searches of publicly available databases, we do not believe that Anza Therapeutics or any other third party owns any published Listeria patents or has any issued patent claims that might materially negatively affect our freedom to operate our business as currently contemplated in the field of recombinant Listeria monocytogenes.  Additionally, our proprietary position that is based on 12 issued patents and over 67 additional applications restricts anyone from using plasmid based Listeria constructs, or those that are bioengineered to deliver antigens fused to LLO or fragments of LLO.

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

On November 29, 2006, following oral proceedings, the Opposition Division of the EPO determined that the claims of the patent as granted should be revoked due to lack of inventive step under EPO rules based on certain prior art publications.  We reviewed the formal written decision and filed an appeal on May 29, 2007.  On January 13, 2009 the EPO Board of Appeals in Munich, Germany ruled in favor of The Trustees of Penn and its exclusive licensee Advaxis Inc. and reversed a patent revocation that had resulted from an opposition filed by Anza. While this patent does not affect the manner in which Advaxis makes or uses its cancer vaccine products however by Anza’s failure to prevail precludes them from using certain methodologies they require in their anti-infective vaccines under development.

As of November 20, 2007, Cerus spun its immunotherapy/Listeria development effort off into a separate, privately financed company Anza Therapeutics, Inc. For more information about Anza Therapeutics, Inc. and its claims with respect to Listeria-based technology, you should visit their web site at www.anzatheraputics.com or to view Cerus’ publicly filed documents prior to November 20, 2007.

On January 7, 2009 the Company made the decision to discontinue its use of the Trademark Lovaxin and write-off of its intangible assets for trademarks resulting in an asset impairment of $91,453 as of October 31, 2008. The Company is currently developing a low cost and more classic coding system for our constructs. The rationale for this decision stemmed from several legal challenges to the Lovaxin name over the last two years and 21CFR rules not permitting companies to use names that are assigned to drugs in development after marketing approval. We will therefore focus company resources on product development and not the defense the Lovaxin name.

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

18 | P a g e

The process of conducting clinical studies is highly regulated by the FDA, as well as by other governmental and professional bodies. Below, we describe the principal framework in which clinical studies are conducted, as well as describe a number of the parties involved in these studies.

Protocols. Before commencing human clinical studies, the sponsor of a new drug must typically receive governmental and institutional approval. In the US, Federal approval is obtained by submitting an investigational new drug application, or IND, to the FDA. The application contains what is known in the industry as a protocol. A protocol is the blueprint for each drug study. The protocol sets forth, among other things, the following:
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

New Drug Approval. The results of the clinical trials are submitted to the FDA as part of a new drug application (“NDA”) or BLA.   Following the completion of Phase III studies, assuming the sponsor of a potential product in the US believes it has sufficient information to support the safety and effectiveness of its product, it submits an NDA or BLA to the FDA requesting that the product be approved for marketing. The application is a comprehensive, multi-volume filing that includes the results of all preclinical and clinical studies, information about the drug’s composition, and the sponsor’s plans for producing, packaging, labeling and testing the product. The FDA’s review of an application can take a few months to many years, with the average review lasting 18 months. Once approved, drugs and other products may be marketed in the US, subject to any conditions imposed by the FDA.

The drug approval process is time-consuming, involves substantial expenditures of resources, and depends upon a number of factors, including the severity of the illness in question, the availability of alternative treatments, and the risks and benefits demonstrated in the clinical trials.

On November 21, 1997, former President Clinton signed into law the FDA Modernization Act. That act codified the FDA’s policy of granting “Fast Track” approval for cancer therapies and other therapies intended to treat serious or life threatening diseases and that demonstrate the potential to address unmet medical needs. The Fast Track program emphasizes close, early communications between FDA and the sponsor to improve the efficiency of preclinical and clinical development, and to reach agreement on the design of the major clinical efficacy studies that will be needed to support approval. Under the Fast Track program, a sponsor also has the option to submit and receive review of parts of the NDA or BLA on a rolling schedule approved by FDA, which expedites the review process.

19 | P a g e

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

Other Regulations

Various Federal and state laws, regulations, and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals, and the purchase, storage, movements, import, export, use, and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, are used in connection with our research or applicable to our activities. They include, among others, the US Atomic Energy Act, the Clean Air Act, the Clean Water Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, and Resources Conservation and Recovery Act, national restrictions on technology transfer, import, export, and customs regulations, and other present and possible future local, state, or federal regulation. The extent of governmental regulation which might result from future legislation or administrative action cannot be accurately predicted.

There is a series of international harmonization treaties, known as the ICH treaties that enable drug development to be conducted on an international basis.  These treaties specify the manner in which clinical trials are to be conducted, and if trials adhere to the specified requirements, then they are accepted by the regulatory bodies of in the signatory countries.  In this way the Advaxis phase I study conducted outside of the US was accepted by the FDA.

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

We have entered into a Long Term Vaccine Supply Agreement with Cobra for the purpose of manufacturing our vaccines. Cobra has extensive experience in manufacturing gene therapy products for investigational studies. Cobra is a full service manufacturing organization that manufactures and supplies DNA-based therapeutics for the pharmaceutical and biotech industry. These services include the GMP manufacturing of DNA, recombinant protein, viruses, mammalian cells products and cell banking. Cobra’s manufacturing plan for us calls for several manufacturing stages, including process development, manufacturing of non-GMP material for toxicology studies and manufacturing of GMP material for the Phase I and Phase II trials.

We have entered into a GMP compliant filing of ADXS11-001 agreement with Vibalogics GmbH, Zeppelinstr. 2, 27472 Cuxhaven, Germany to fill up to 5,000 vials of our clinical supplies. This agreement was for €84,800 and is near completion in preparation for our Phase II CIN trial.

Competition

The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and a high degree of competition. As a result, our actual or proposed products could become obsolete before we recoup any portion of our related research and development and commercialization expenses. The biotechnology and biopharmaceutical industries are highly competitive, and this competition comes from both from biotechnology firms and from major pharmaceutical and chemical companies, including Antigenics, Inc., Anza Theraputics, Inc., Avi BioPharma, Inc., Biomira, Inc., Cellgenesis Inc., Biovest International, Cell Genesys, Inc., Dendreon Corporation, Pharmexa-Epimmune, Inc., Genzyme Corp., Progenics Pharmaceuticals, Inc., and Vical Incorporated each of which is pursuing cancer vaccines. Many of these companies have substantially greater financial, marketing, and human resources than we do (including, in some cases, substantially greater experience in clinical testing, manufacturing, and marketing of pharmaceutical products). We also experience competition in the development of our products from universities and other research institutions and compete with others in acquiring technology from such universities and institutions. In addition, certain of our products may be subject to competition from products developed using other technologies, some of which have completed numerous clinical trials.

20 | P a g e

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

We are aware of a private company, Anza (formerly Cerus Corporation), which has also been developing Listeria vaccines. We believe that through our exclusive license with Penn we have earliest known and dominant patent position in the US for the use of recombinant Listeria monocytogenes expressing proteins or tumor antigens as a vaccine for the treatment of infectious diseases and tumors. We contested a challenge made by Anza to our patent position in Europe on a claim not available in the US that would limit Anza’s ability to conduct business in Europe but not materially affect Advaxis irrespective of the outcome. The EPO Board of Appeals in Munich, Germany has ruled in favor of The Trustees of the University of Pennsylvania and its exclusive licensee Advaxis Inc. and reversed a patent ruling that revoked a technology patent that had resulted from an opposition filed by Anza. The ruling of the EPO Board of Appeal is final and can not be appealed. The granted claims, the subject matter of which was discovered by Dr. Yvonne Paterson, scientific founder of Advaxis, are directed to the method of creation and composition of matter of recombinant bacteria expressing a tumor antigens for treatment of patients with cancer. Based on searches of publicly available databases, we do not believe that Anza Therapeutics or any other third party owns any published Listeria patents or has any issued patent claims that might materially negatively affect our freedom to operate our business as currently contemplated in the field of recombinant Listeria monocytogenes.  Additionally, our proprietary position that is based on 12 issued patents and over 67 additional applications restricts anyone from using plasmid based Listeria constructs, or those that are bioengineered to deliver antigens fused to LLO or fragments of LLO.

Merck has developed the drug Gardasil and GSK has developed the drug Cervarix which can prevent cervical cancer by vaccinating women against the virus HPV, the cause of the disease.  Gardasil is directed against four HPV species while Cervarix is directed against two.  Neither of these agents works in women who have a prior exposure to the HPV strains that they prophylax against, nor are women protected from other strains of HPV that the drugs do not treat.  It has been written that these are cancer vaccines, which is not true.  They are anti-virus vaccines intended to prophylax against strains of the HPV virus.

The presence of these agents in the market does not eliminate the market for a therapeutic vaccine directed against invasive cervical cancer and cervical intraepithelial neoplasia for a number of reasons:

•
HPV is the most common sexually treated disease in the US, and since prior exposure to the virus renders these anti-viral agents ineffective they tend to be limited to younger women and do not offer protection for women who are already infected.  This is estimated to be as much as (or more than) 25% of the female population of the US.

•
There are believed to be approximately 10 high risk species of HPV, but these agents only protect against the most common 2-4 strains.  If a woman contracts a high risk HPV species that is not one of those the drugs won’t work.

•
Women with HPV are typically infected for over 20 years or more before they manifest cervical cancer.  Thus, the true prophylactic effect of these agents can only be inferred at this time.  There currently exists a significant population of young woman who have not received these agents, or for whom they will not work, and who will manifest HPV related cervical disease for the next 40+ years.

•
With the exception of the campaign to eradicate polio in which vaccination was mandatory for all school age children, vaccination is a difficult model to accomplish because it is virtually impossible to treat everyone in any given country, much less the entire world.  This is especially true for cervical cancer as the incentive for men to be vaccinated is small, and infected men keep the pathogen circulating in the population.

Taken together, experts believe that there will be a cervical cancer and CIN market for the foreseeable future.

Scientific Advisory Board (“SAB”)

We maintain a SAB consisting of internationally recognized scientists who advise us on scientific and technical aspects of our business. The SAB meets on an as needed basis to review specific projects and to assess the value of new technologies and developments to us. In addition, individual members of the scientific advisory board meet with us periodically to provide advice in particular areas of expertise. The scientific advisory board consists of the following members, information with respect to whom is set forth below: Yvonne Paterson, Ph.D.; Carl June, M.D.; Pramod Srivastava, Ph.D.; Bennett Lorber, M.D. David Weiner, Ph.D. and Mark Einstein, MD

21 | P a g e

Dr. Yvonne Paterson. For a description of our relationship with Dr. Paterson, please see “Partnerships and Agreements-Dr. Yvonne Paterson

Carl June, M.D. Dr. June is currently Facility Director, Human Immunology Center and Professor, Pathology and Laboratory Medicine Translational Research at the Abramson Cancer Center at Penn, and previously a Director of Translational Research at the Center and Investigator of the Abramson Family Cancer Research Institute. He is a graduate of the Naval Academy in Annapolis, and Baylor College of Medicine in Houston. He had graduate training in immunology and malaria with Dr. Paul-Henri Lambert at the World Health Organization, Geneva, Switzerland from 1978 to 1979, and post-doctoral training in transplantation biology with Dr. E. Donnell Thomas at the Fred Hutchinson Cancer Research Center in Seattle from 1983 to 1986. He is board certified in Internal Medicine and Medical Oncology. Dr. June founded the Immune Cell Biology Program and was head of the Department of Immunology at the Naval Medical Research Institute from 1990 to 1995. Dr. June rose to Professor in the Departments of Medicine and Cell and Molecular Biology at the Uniformed Services University for the Health Sciences in Bethesda, Maryland before assuming his current positions as of February 1, 1999. Dr. June maintains a research laboratory that studies various mechanisms of lymphocyte activation that relate to immune tolerance and adoptive immunotherapy.

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

Bennett Lorber, M.D. Dr. Lorber attended Swarthmore College where he studied zoology and art history. He graduated from the University of Pennsylvania School of Medicine and did his residency in internal medicine and fellowship in infectious diseases at Temple University, following which he joined the Temple faculty. At Temple he rose through the ranks to become Professor of Medicine and, in 1988, was named the first recipient of the Thomas Durant Chair in Medicine. He is also a Professor of Microbiology and Immunology and served as the Chief of the Section of Infectious Diseases until 2006. He is a Fellow of the American College of Physicians, a Fellow of the Infectious Diseases Society of America, and a Fellow of the College of Physicians of Philadelphia where he serves as College Secretary and as a member of the Board of Trustees. Dr. Lorber’s major interest in infectious diseases is in human listeriosis, an area in which he is regarded as an international authority. He has also been interested in the impact of societal changes on infectious disease patterns as well the relationship between infectious agents and chronic illness, and he has authored papers exploring these associations. He has been repeatedly honored for his teaching; among his honors are 10 golden apples, the Temple University Great Teacher Award, the Clinical Practice Award from the Pennsylvania College of Internal Medicine, and the Bristol Award from the Infectious Diseases Society of America. On two occasions the graduating medical school class dedicated their yearbook to Dr. Lorber. In 1996 he was the recipient of an honorary Doctor of Science degree from Swarthmore College.

David B. Weiner, Ph.D.   Dr. David Weiner received his B.S in Biology from the State University of New York and performed undergraduate research in the Department of Microbiology, Chaired by Dr. Arnie Levine, at Stony Brook University. He completed his MS. and Ph.D. in Developmental Biology/Immunology from the Children’s Hospital Research Foundation at the University of Cincinnati in 1986. He completed his Post Doctoral Fellowship in the Department of Pathology at the Penn in 1989, under the direction of Dr. Mark Greene. At that time he joined the Faculty at the Wistar Institute in Philadelphia. He was recruited back to the University of Pennsylvania in 1994. He is currently an Associate Professor with Tenure in the Department of Pathology, and he is the Associate Chair of the Gene Therapy and Vaccines Graduate Program at the Penn. Of relevance during his career he has worked extensively in the areas of molecular immunology, the development of vaccines and vaccine technology for infectious diseases and in the area of molecular oncology and immune therapy. His laboratory is considered one of the founders of the field of DNA vaccines as his group not only was the first to report on the use of this technology for vaccines against HIV, but was also the first group to advance DNA vaccine technology to clinical evaluation. In addition he has worked on the identification of novel approaches to inhibit HIV infection by targeting the accessory gene functions of the virus. Dr. Weiner has authored over 260 articles in peer reviewed journals and is the author of 28+ awarded US patents as well as their international counterparts. He has served and still serves on many national and international review boards and panels including NIH Study section, WHO advisory panels, the NIBSC, Department of Veterans Affairs Scientific Review Panel, as well as the FDA Advisory panel - CEBR, and AACTG among others. He also serves or has served in an advisory capacity to several Biotechnology and Pharmaceutical Companies. Dr. Weiner has, through training of young people in his laboratory, advanced over 35 undergraduate scientists to Medical School or Doctoral Programs and has trained 28 Post Doctoral Fellows and 7 Doctoral Candidates as well as served on 14 Doctoral Student Committees.

22 | P a g e

Mark Einstein MD.  Dr. Einstein received his BS degree in Biology from the University of Miami, where he also received his MD with Research Distinction in Clinical Immunology.  He also has an MS in Clinical Research Methods, which he received with Distinction.  Dr. Einstein completed his residency in OB/GYN at Saint Barnabus Medical Center, and was a Galloway Fellow in Gynecologic Oncology at the Sloan-Kettering Cancer Center.  Dr. Einstein has been at the Albert Einstein Cancer Center and Montefiore Medical Center since 1999, where he has been an attending physician, Assistant Profession of Gynecologic Oncology, and currently the Director of Clinical Research of the Division of Gynecologic Oncology at the Albert Einstein College of Medicine and Cancer Center, and at the Montefiore Medical Center.  He is a Fellow of the American College of Obstetrics and Gynecology and the American College of Surgeons, as well as belonging to various research groups such as the American Association for Cancer Research and the American Society for Clinical Oncology.  Dr. Einstein’s honors and awards include; American Cancer Society Research Scholar, American Professors in Gynecology and Obstetrics McNeil Faculty Award, ACOG/3M Research Award, ACOG/Solvay Research Award, Berlex Oncology Foundation Scholar Award, and others.  Dr. Einstein is a member of the Gynecologic Oncology Group (NCI) Vaccine subcommittee, he chairs the Gynecologic Cancer Foundation National Cervical Cancer Education Campaign, he sits on the Translational Research Working Group Roundtable at NIH/NCI, the NHI AIDS malignancy Consortium, the Gynecologic Cancer Foundation Task Force for Cervical Cancer Screening and Prevention, as well as 3 separate committees for the Society of Gynecologic Oncologists.  Dr. Einstein is very active in the clinical assessment of new immunological technologies for the treatment of gynecologic cancers.

 Employees

As of October 31, 2008, we have full time nine employees. Of these nine employees eight employees hold the following degrees: 1 MD/JD, 1 MD/PhD, 3 PhD’s 1 MS & 2 BS, four serve in the research area two serve in the clinical/regulatory development area, and three serve in the general and administration area.

Our Chairman and Chief Executive Officer, Mr. Tom Moore joined our company on December 15, 2006. Mr. Roni Appel previously served as our President and Chief Executive Officer during the fiscal year 2006 resigned from this position on December 15, 2006. Mr. Appel still serves as a board of director member and remained as consultant to the company until December 15, 2007.

Dr. John Rothman our Executive Vice President of Science and Operations and Officer joined the company on March 7, 2005. Fred Cobb our Vice President, Finance and Principal Financial Officer joined the company on February 20, 2006. Doctor Vafa Shahabi our Director of Research and Development joined the company on March 1, 2005. Christine Chansky, MD, JD, FCLM, Executive Director, Product Development joined the company on March 24, 2008. Both of our Senior Scientists joined the company from Doctor Paterson’s lab at Penn.

We do not anticipate any significant increase in the number of employees in the clinical area and the research and development area to support clinical requirements, and in the general and administrative and business development areas over the next two years.

Compensation of Officers and Directors

Commencing in Fiscal 2008 the compensation plan for all non-employee Board is a combination of cash compensation per board meeting of $2,000 per meeting attended in person and $750 for each telephonic meeting and an annual issuance of company stock. For each non-employee director who attends a least 75% of the meetings on an annual basis will be issued 20,000 shares of the Company stock annually in Fiscal Year 2008 and, retrospectively for Fiscal Year 2007. All committee meetings are be compensated at $2,000 per meeting attended in person held on days other than Board meeting days and all telephonic meetings are also set at $750 per meeting. This plan is contingent upon Shareholder Approval at the company’s next Annual Meeting and the compensation allowed under this plan is accrued not paid until approval is granted. Mr. Berman is an exception to this plan because he receives $2,000 a month in company stock priced on the average monthly closing market price per share. Prior to Fiscal 2008 all of our non employee directors other than Mr. Berman didn’t received any compensation for their services as a director other than stock options and reimbursement of expenses.

The aggregate compensation paid to our directors and executive officers, including stock based compensation option value and other compensation for the twelve months ended October 31, 2006, 2007 and 2008 was approximately $970,669, $2,071,941 and $1,674,699, respectively. This amount has no amounts set aside or accrued to provide pension, severance, retirement, or similar benefits or expenses, and does benefits commonly reimbursed or paid by similarly situated companies.

 Compensation Committee Interlocks And Insider Participation

There were no interlocking relationships between us and other entities that might affect the determination of the compensation of its directors and executive officers.

23 | P a g e

RISK FACTORS

Risks Specific to Us

We are a development stage company.

We are an early stage development stage company with a history of losses and can provide no assurance as to future operating results. As a result of losses which will continue throughout our development stage, we may exhaust our financial resources and be unable to complete the development of our product. Our deficit will continue to grow during our drug development period.

We have sustained losses from operations in each fiscal year since our inception, and losses are expected to continue, due to the substantial investment in research and development, for the next five to ten or more years. As of October 31, 2008, we had an accumulated deficit of $17,533,044 and shareholders’ deficiency of $839,311. We expect to spend substantial additional sums on the continued administration and research and development of proprietary products and technologies with no certainty that our products will become commercially viable or profitable as a result of these expenditures.

We will require substantial additional financing in order to meet our business objectives.

As of October 31, 2008, $475,000 in Notes were provided by our CEO Thomas Moore to enable the Company to stay in operations. In addition, as a result of our application to the New Jersey Technology Business Tax Certificate Transfer Program we applied for and received $922,020 from the sale of our Net Operating Loss (“NOL”) on December 12, 2008. These proceeds along with reductions in all highly compensated employees salaries as of January 4, 2009 are estimated to provide funds to allow the company to operate through early March 2009 allowing us time to raise additional funds. If successful in our raise of $8,000,000 we expect these funds to meet the needs for our Phase II CIN trial and operating plans, in part, over the next twelve to fifteen months. On December 15, 2008 Mr. Moore informed the Company that based on the funds generated by the NOL and personal considerations that he may not provide the full amount of funds. On December 15, 2008 the Board approved the revision of the repayment terms of his Agreement from the earlier of February 15, 2009 or when a major financing is concluded to June 15, 2009 or when a major financing is concluded. In consideration for this repayment extension, the company repaid $50,000 from the $475,000 he previously loaned.

We will be required to sell additional equity or debt securities or enter into other financial arrangements, including relationships with corporate and other partners, to raise substantial additional capital during the immediate term as well as the next two-to ten-year period of product development and FDA testing through Phase III testing. Depending upon market conditions, we may not be successful in raising sufficient additional capital for our short or long-term requirements. If we fail to raise sufficient additional financing, we will not be able to develop our product candidates, we will be required to reduce staff, reduce or eliminate research and development, slow the development of our product candidates and outsource or eliminate several business functions or cease operations altogether. Even if we are successful in raising such additional financing, we may not be able to successfully complete planned clinical trials, development, and marketing of all, or of any, of our product candidates. In such event, our business, prospects, financial condition and results of operations could be materially adversely affected. We may be required to reduce our staff, discontinue certain research or development programs of our future products, or cease to operate. We may not be able to conduct our Phase II clinical trial for ADX11-001. See “Management’s Discussion and Analysis and Results of Operations.”

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

We cannot be certain that our strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition and results of operations could be materially and adversely affected. We may be required to reduce our staff, discontinue certain research or development programs of our future products, and cease to operate. We may not be able to conduct our Phase II clinical trial in CIN.

24 | P a g e

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

We must outsource our clinical trials and are in the process of negotiating with third parties to manage and execute our next trial. We are not certain that we will successfully conclude our recruitment for the completion of our next clinical trial. Delay in concluding recruitment and such agreements would delay the initiation of the Phase II CIN trial.

Agreements with clinical investigators and medical institutions for clinical testing and with other third parties for data management services place substantial responsibilities on these parties, which could result in delays in, or termination of, our clinical trials if these parties fail to perform as expected. For example, if any of our clinical trial sites fail to comply with FDA-approved good clinical practices, we may be unable to use the data gathered at those sites. If these clinical investigators, medical institutions or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for or successfully commercialize ADX11-001.

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

25 | P a g e

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

The research and development, manufacture and marketing of human therapeutic products are subject to regulation, primarily by the FDA in the U.S. and by comparable authorities in other countries. These national agencies and other federal, state, local and foreign entities regulate, among other things, research and development activities (including testing in animals and in humans) and the testing, manufacturing, handling, labeling, storage, record keeping, approval, advertising and promotion of the products that we are developing. Noncompliance with applicable requirements can result in various adverse consequences, including delay in approving or refusal to approve product licenses or other applications, suspension or termination of clinical investigations, revocation of approvals previously granted, fines, criminal prosecution, recall or seizure of products, injunctions against shipping products and total or partial suspension of production and/or refusal to allow a company to enter into governmental supply contracts.

The process of obtaining requisite FDA approval has historically been costly and time-consuming. Current FDA requirements for a new human drug or biological product to be marketed in the U.S. include: (1) the successful conclusion of preclinical laboratory and animal tests, if appropriate, to gain preliminary information on the product’s safety; (2) filing with the FDA of an Investigational New Drug Application, or INDA, to conduct human clinical trials for drugs or biologics; (3) the successful completion of adequate and well-controlled human clinical investigations to establish the safety and efficacy of the product for its recommended use; and (4) filing by a Company and acceptance and approval by the FDA of a  NDA, for a drug product or a BLA for a biological product to allow commercial distribution of the drug or biologic. A delay in one or more of the procedural steps outlined above could be harmful to us in terms of getting our product candidates through clinical testing and to market.

In 2007, we completed a phase I trial of ADXS11-001 that demonstrated both safely administered doses and a dosage ceiling in end-stage cervical cancer patients. Based in part upon this work, we opened a U.S. IND in 2008 for our Phase II CIN trial.

We can provide no assurance that our products will obtain regulatory approval or that the results of clinical studies will be favorable.

In February 2006 we received permission from the appropriate governmental agencies in Israel, Mexico and Serbia to conduct in those countries Phase I clinical testing of ADXS11-001, our Listeria-based cancer vaccine that targets cervical cancer in women. The study was completed in the fourth fiscal quarter of 2007. However, the testing, marketing and manufacturing of any product for sale or distribution in the U.S. will require filing of an IND. Based on information from this trial and other pre-clinical information we filed on our Phase II CIN Trial. On January 5, 2009 we received the FDA’s approval for our IND and that we are no longer on clinical hold. However, even though we are allowed to continue in the process of executing the trial we can always be placed on clinical hold by the FDA at any time as our product may have effects on humans are not fully understood or documented. There can be delays in obtaining FDA or any other necessary regulatory approvals of any proposed product and failure to receive such approvals would have an adverse effect on the product’s potential commercial success and on our business, prospects, financial condition and results of operations. In addition, it is possible that a product may be found to be ineffective or unsafe due to conditions or facts which arise after development has been completed and regulatory approvals have been obtained. In this event, we may be required to withdraw such product from the market. To the extent that our success will depend on any regulatory approvals from governmental authorities outside of the U.S. that perform roles similar to that of the FDA, uncertainties similar to those stated above will also exist. See “Item 1. Description of Business - Governmental Regulation.”

We rely upon patents to protect our technology. We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technologies, including the Listeria System, and the proprietary technology of others with which we have entered into licensing agreements. We have licensed twelve patents that have been issued and sixty-seven patents are pending from Penn. Further, we rely on a combination of trade secrets and nondisclosure, and other contractual agreements and technical measures to protect our rights in the technology. We depend upon confidentiality agreements with our officers, employees, consultants, and subcontractors to maintain the proprietary nature of the technology. These measures may not afford us sufficient or complete protection, and others may independently develop technology similar to ours, otherwise avoid the confidentiality agreements, or produce patents that would materially and adversely affect our business, prospects, financial condition, and results of operations. Such competitive events, technologies and patents may limit our ability to raise funds, prevent other companies from collaborating with us, and in certain cases prevent us from further developing our technology due to third party patent blocking rights. Given the high cost of obtaining, maintaining and defending these patents we are always at risk of losing our agreement with Penn because of periodically and currently not having sufficient funds to meet these expenses.

26 | P a g e

We are aware of a private company, Anza  (formerly Cerus Corporation), which has also been developing Listeria vaccines. We believe that through our exclusive license with Penn we have earliest known and dominant patent position in the US for the use of recombinant Listeria monocytogenes expressing proteins or tumor antigens as a vaccine for the treatment of infectious diseases and tumors. We  contested a challenge made by Anza to our patent position in Europe on a claim not available in the US that would limit Anza’s ability to conduct business in Europe but not materially affect Advaxis irrespective of the outcome. The EPO Board of Appeals in Munich, Germany has ruled in favor of The Trustees of the University of Penn and its exclusive licensee Advaxis and reversed a patent ruling that revoked a technology patent that had resulted from an opposition filed by Anza. The ruling of the EPO Board of Appeal is final and can not be appealed. The granted claims, the subject matter of which was discovered by Dr. Yvonne Paterson, scientific founder of Advaxis, are directed to the method of preparation and composition of matter of recombinant bacteria expressing a tumor antigens for treatment of patients with cancer. Based on searches of publicly available databases, we do not believe that Anza or any other third party owns any published Listeria patents or has any issued patent claims that might materially negatively affect our freedom to operate our business as currently contemplated in the field of recombinant Listeria monocytogenes.  Additionally, our proprietary position that is based on 12 issued patents and over 67 additional applications restricts anyone from using plasmid based Listeria constructs, or those that are bioengineered to deliver antigens fused toLLO or fragments of LLO.

Cerus has filed an opposition against European Patent Application Number 0790835 (EP 835 Patent)which was granted by the EPOand which is assigned to The Trustees of the University of Penn and exclusively licensed to us. Cerus’ allegations in the Opposition are that the EP 835 Patent, which claims a vaccine for inducing a tumor specific antigen with a recombinant live Listeria, is deficient because of (i) insufficient disclosure in the specifications of the granted claims, (ii) the inclusion of additional subject matter in the granted claims, and (iii) a lack of inventive steps of the granted claims of the EP 835 Patent.

On November 29, 2006, following oral proceedings, the Opposition Division of the EPO determined that the claims of the patent as granted should be revoked due to lack of inventive step under EPO rules based on certain prior art publications.

We reviewed the formal written decision and filed an appeal on May 29, 2007, On January 13, 2009 the EPO Board of Appeals in Munich, Germany has ruled in favor of The Trustees of Penn and its exclusive licensee Advaxis and reversed a patent revocation that had resulted from an opposition filed by Anza. The ruling of the EPO Board of Appeal is final and can not be appealed. While this patent does not affect the manner in which Advaxis makes or uses its cancer vaccine products however by Anza’s failure to prevail will preclude them from using certain methodologies they require in their anti-infective vaccines under development. See “Item 1. Description of Business—Patents and Licenses

As of November 20, 2007, Cerus spun its immunotherapy/Listeria development effort off into a separate, privately financed company Anza Therapeutics, Inc. For more information about Anza Therapeutics, Inc. and its claims with respect to Listeria-based technology, you should visit their web site at www.anzatheraputics.com or to view Cerus’ publicly filed documents prior to November 20, 2007.

We are dependent upon our license agreement with Penn, as well as proprietary technology of others.

The manufacture and sale of any products developed by us will involve the use of processes, products or information, the rights to certain of which are owned by others. Although we have obtained licenses with regard to the use of Penn’s patents as described herein and certain of such processes, products and information of others, we can provide no assurance that such licenses will not be terminated or expire during critical periods, that we will be able to obtain licenses for other rights which may be important to us, or, if obtained, that such licenses will be obtained on commercially reasonable terms. Also, given the high cost of obtaining, maintaining and defending these patents we are always at risk of losing our agreement with Penn because of periodically and currently not having sufficient funds to meet these expenses.

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

27 | P a g e

We have no manufacturing, sales, marketing or distribution capability and we must rely upon third parties for such.

We do not intend to create facilities to manufacture our products and therefore are dependent upon third parties to do so. We currently have an agreement with Cobra for production of our immunotherapies and vaccines for research and development and testing purposes. We also have an agreement with Vibalogics to provide ADXS11-001 in vials for clinical supplies. Our reliance on third parties for the manufacture of our products creates a dependency that could severely disrupt our research and development, our clinical testing, and ultimately our sales and marketing efforts if the source of such supply proves to be unreliable or unavailable. If the contracted manufacturing source is unreliable or unavailable, we may not be able to replace the development of our product candidates, including the clinical testing program, could not go forward and our entire business plan could fail.

If we are unable to establish or manage strategic collaborations in the future, our revenue and product development may be limited.

Our strategy includes eventual substantial reliance upon strategic collaborations for marketing and commercialization of , and we may rely even more on strategic collaborations for research, development, marketing and commercialization of our other product candidates. To date, we have not entered into any strategic collaborations with third parties capable of providing these services although we have been heavily reliant upon third party outsourcing for our research and development activities. In addition, we have not yet marketed or sold any of our product candidates or entered into successful collaborations for these services in order to ultimately commercialize our product candidates. Establishing strategic collaborations is difficult and time-consuming. Our discussion with potential collaborators may not lead to the establishment of collaborations on favorable terms, if at all. For example, potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position. If we successfully establish new collaborations, these relationships may never result in the successful development or commercialization of our product candidates or the generation of sales revenue. To the extent that we enter into co-promotion or other collaborative arrangements, our product revenues are likely to be lower than if we directly marketed and sold any products that we may develop.
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

We must bind insurance coverage before our Phase II CIN trial begins for each clinical trial site. We do not have product liability insurance because we do not have products on the market. We intend to obtain insurance coverage and to expand such coverage to include the sale of commercial products if marketing approval is obtained for any of our product candidates. However, insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.

28 | P a g e

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

At the date of this report, we have nine employees. We do not intend to significantly expand our operations and staff unless we get adequate financing. If funded then our new employees may include key managerial, technical, financial, research and development and operations personnel who will not have been fully integrated into our operations. We don’t expect the expansion of our business to place a significant strain on our limited managerial, operational and financial resources. We will be required to expand our operational and financial systems significantly and to expand, train and manage our work force in order to manage the expansion of our operations. Our failure to fully integrate any new employees into our operations could have a material adverse effect on our business, prospects, financial condition and results of operations.

Commencing January 1, 2009 we are operating under an agreement with AlphaStaff, a Professional Employment Organization (“PEO’). They provide a full-services of payroll and Human Resources company to focus on our human resource needs as a small organization but now with the effectiveness and benefits of larger company. Our ability to attract and retain highly skilled personnel is critical to our operations and expansion. We face competition for these types of personnel from other technology companies and more established organizations, many of which have significantly larger operations and greater financial, technical, human and other resources than we have. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. If we are not successful in attracting and retaining these personnel, our business, prospects, financial condition and results of operations will be materially adversely affected. In such circumstances we may be unable to conduct certain research and development programs, unable to adequately manage our clinical trials of ADXS11-001 and other products, and unable to adequately address our management needs. As of the pay period ending January 4, 2009 we reduced the salary of the highly compensated employees to meet the economic challenges and our cash flow needs.  See “Item 6. Management’s Discussion and Analysis or Plan of Operations,” “Item 1. Description of Business - Strategy,” and “Item 1. Description of Business—Employees.”

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

The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and a high degree of competition.  Competition in the biopharmaceutical industry is based significantly on scientific and technological factors. These factors include the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. We compete with specialized biopharmaceutical firms in the U.S., Europe and elsewhere, as well as a growing number of large pharmaceutical companies that are applying biotechnology to their operations. Many biopharmaceutical companies have focused their development efforts in the human therapeutics area, including cancer. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions and governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants. Our ability to compete successfully with other companies in the pharmaceutical field will also depend to a considerable degree on the continuing availability of capital to us.

29 | P a g e

We are aware of certain products under development or manufactured by competitors that are used for the prevention, diagnosis, or treatment of certain diseases we have targeted for product development. Various companies are developing biopharmaceutical products that potentially directly compete with our product candidates even though their approach to such treatment is different. Several companies, such as Anza Therapeutics, Inc in particular, as well as Cell Genesys Inc., Antigenics, Inc., Avi BioPharma, Inc., Biomira, Inc., Biovest International, Dendreon Corporation, Pharmexa-Epimmune, Inc., Genzyme Corp., Progenics Pharmaceuticals, Inc., Vical Incorporated,  and other firms with more resources than we have are currently developing or testing immune therapeutic agents in the same indications we are targeting.

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

The trading price of our common stock may fluctuate substantially. The price of the common stock that will prevail in the market after the sale of the shares of common stock by the selling stockholders may be higher or lower than the price you have paid, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in our common stock. Those factors that could cause fluctuations include, but are not limited to, the following:
•	Price and volume fluctuations in the overall stock market from time to time;
•	fluctuations in stock market prices and trading volumes of similar companies;
•	actual or anticipated changes in our net loss or fluctuations in our operating results or in the expectations of securities analysts;
•	general economic conditions and trends;
•	major catastrophic events;
•	sales of large blocks of our stock;
•	departures of key personnel;
•	changes in the regulatory status of our product candidates, including results of our clinical trials;
•	events affecting Penn or any future collaborators;
•	announcements of new products or technologies, commercial relationships or other events by us or our competitors;
•	regulatory developments in the United States and other countries;
•	failure of our common stock to be listed or quoted on the Nasdaq Stock Market, American Stock Exchange or other national market system;
•	changes in accounting principles; and
•	discussion of us or our stock price by the financial and scientific press and in online investor communities;
•	the dilution effect of options, warrants, or the ratchet of subsequent financings triggered by lower stock prices.

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

 Our common stock is considered   to be a “penny stock.”

Our common stock may be deemed to be a “penny stock” as that term is defined in Rule 3a51-1, promulgated under the Exchange Act. Penny stocks are stocks:
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

30 | P a g e

Section 15(g) of the Exchange Act and Rule 15g-2 promulgated there under require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a “penny stock” for the investor’s account. We urge potential investors to obtain and read this disclosure carefully before purchasing any shares that are deemed to be “penny stock.”

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

Our common stock began trading on the OTC:BB on July 28, 2005 and is quoted under the symbol ADXS.OB. The quotation of our common stock on the OTC: BB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experience extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to this volatility. Sales of substantial amounts of common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short time and our shareholders could suffer losses or be unable to liquidate their holdings. Also there are large blocks of restricted stock that have met the holding requirements under Rule 144 that can be unrestricted and sold. Our stock is thinly traded due to the limited number of shares available for trading on the market thus causing large swings in price.

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

31 | P a g e

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our year ending October 31, 2009, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting for fiscal years ending on or after December 15, 2008. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting for fiscal years ending on or after December 15, 2009. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

Our executive officers, directors and principal stockholders control our business and may make decisions that are not in our best interests.

Our officers, directors and principal stockholders, and their affiliates, in the aggregate, beneficially own, as of October 31, 2008, 16.9% of the outstanding shares of our common stock on a fully diluted basis. As a result, such persons, acting together, have the ability to substantially influence all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets, and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other stockholders.

 Sales of additional equity securities may adversely affect the market price of our common stock and your rights in us may be reduced.

We expect to continue to incur product development and selling, general and administrative costs, and to satisfy our funding requirements, we will need to sell additional equity securities, which may be subject to registration rights. The sale or the proposed sale of substantial amounts of our common stock in the public markets may adversely affect the market price of our common stock and our stock price may decline substantially. Our stockholders may experience substantial dilution and a reduction in the price that they are able to obtain upon sale of their shares. Also, new equity securities issued may have greater rights, preferences or privileges than our existing common stock. With the current market price at lower levels than the historical prices shareholders are exposed to significant dilution both from additional raises and the triggering of the ratchet clauses in the existing warrants.

Additional authorized shares of common stock available for issuance may adversely affect the market.

We are authorized to issue 500,000,000 shares of our common stock. As of October 31, 2008, we had 109,319,520 shares of our common stock issued and outstanding, excluding shares issuable upon exercise of our outstanding warrants and options. As of October 31, 2008, we had outstanding 8,812,841 options to purchase shares of our common stock at a weighted exercise price of $0.215 per share and outstanding warrants to purchase 97,187,400 shares of our common stock, with exercise prices ranging from $0.162 to $0.287 per share including 3,333,333 warrants purchased for $0.149 with an exercise price of $0.001 per share. Pursuant to our 2004 Stock Option Plan, 2,381,525 shares of common stock are reserved for issuance under the plan. Pursuant to our 2005 Stock Option Plan, 5,600,000 shares of common stock are reserved for issuance under the plan. In addition, we have granted 1,001,399 options as non-plan options. To the extent the shares of common stock are issued or options and warrants are exercised, holders of our common stock will experience dilution. In addition, in the event of any future financing of equity securities or securities convertible into or exchangeable for, common stock, holders of our common stock may experience dilution.

32 | P a g e

Shares eligible for future sale may adversely affect the market.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. The Company’s most recent prospectus covered 109,482,917 issued and outstanding shares of our common stock, which represented approximately 100.15% of our outstanding shares of our common stock as of October 31, 2008. As additional shares of our common stock become available for resale in the public market pursuant to this offering, and otherwise, the supply of our common stock will increase, which could decrease its price. Some or all of the shares of common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares of common stock. In general, a person who has held restricted shares for a period of at least six months from the date of purchase may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years.

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

Item 2: Description of Property.

Our corporate offices are currently located at a biotech industrial park located at 675 Route 1, North Brunswick, NJ 08902. We have entered into a lease effective June 1, 2005: and certain lease amendments as of November 15, 2005 and a Certain Lease Amendment as of March 15, 2006; and a Certain Lease Amendment as of October 1, 2006; and a Certain Lease Extension Agreement as of October 1, 2007; and a Lease Amendment Agreement as of March 1, 2008 with the New Jersey Economic Development Authority (“NJEDA”) which will continue on a monthly basis at for two research and development Laboratory units (total of 1,600 s.f.) and one office (total of 655 s.f.). Our facility will be sufficient for our near term purposes and the facility offers additional space for our foreseeable future. Our monthly payment on this facility is approximately $6,286 per month. The term of the lease expires on May 31, 2009 and upon mutual consent, this lease may be renewed for one year. NJEDA billed the company for a one time Milestone Rent based on raising greater than $1MM but less than $5MM equity raise. The company paid $2,500 for this milestone for the conversion of the debenture into the equity. In the event that our facility should, for any reason, become unavailable, we believe that alternative facilities are available at competitive rates.

 Item 3: Legal Proceedings.

We are aware of a private company, Anza (formerly Cerus Corporation), which has also been developing Listeria vaccines. We believe that through our exclusive license with Penn we have earliest known and dominant patent position in the US for the use of recombinant Listeria monocytogenes expressing proteins or tumor antigens as a vaccine for the treatment of infectious diseases and tumors. We are contesting a challenge made by Anza to our patent position in Europe on a claim not available in the US that would limit Anza’s ability to conduct business in Europe but not materially affect Advaxis irrespective of the outcome.  The EPO Board of Appeals in Munich, Germany has ruled in favor of The Trustees of the of Penn and its exclusive licensee Advaxis and reversed a patent ruling that revoked a technology patent that had resulted from an opposition filed by Anza. The ruling of the EPO Board of Appeal is final and can not be appealed. Based on searches of publicly available databases, we do not believe that Anza Therapeutics or any other third party owns any published Listeria patents or has any issued patent claims that might materially negatively affect our freedom to operate our business as currently contemplated in the field of recombinant Listeria monocytogenes.  Additionally, our proprietary position that is based on 12 issued patents and over 67 additional applications restricts anyone from using plasmid based Listeria constructs, or those that are bioengineered to deliver antigens fused to LLO) or fragments of LLO.

 On January 7, 2009 the Company made the decision to discontinue the use of the Trademark Lovaxin and write-off of its intangible assets for trademarks resulting in an asset impairment of $91,453 as of October 31, 2008. The Company is currently developing a low cost and more classic coding system for our constructs. The rationale for this decision stemmed from several legal challenges to the Lovaxin name over the last two years and 21CFR rules not permitting companies to use names that are assigned to drugs in development after marketing approval. We will therefore focus company resources on product development and not the defense the Lovaxin name.

As of the date hereof, there are no material legal proceedings threatened against us. In the ordinary course of our business we may become subject to litigation regarding our products or our compliance with applicable laws, rules, and regulations.

33 | P a g e

Item 4: Submission of Matters to a Vote of Security Holders.

NONE

PART II

Item 5: Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Since July 28, 2005, our Common Stock has quoted on the OTC:BB symbol ADXS. The following table shows, for the periods indicated, the high and low sales prices per share of our Common Stock as reported by the OTC:BB. As of January 23, 2009 there were approximately 129 stockholders of record and the closing sale price of Advaxis common stock $0.035 per share as reported by the OTC:BB.

Common Stock

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low
First Quarter November 1-January 31	$.20	$.13	$0.21	$0.14
Second Quarter February 1- April 30	$.15	$.09	$0.54	$0.15
Third Quarter May 1 -July 31	$.135	$.058	$0.36	$0.24
Fourth Quarter August 1 - October 31	$.07	$.03	$0.27	$0.10

Item 5(a)

Equity Compensation Plan (1)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,811,442	(2)	$0.22	170,083
Equity compensation plans not approved by security holders	1,001,399	(3)	$0.143	-
Total	8,812,841			170,083
(1) As of October 31, 2008
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

Overview

We are a biotechnology company utilizing multiple mechanisms of immunity with the intent to develop therapeutic cancer vaccines that are more effective and safer than existing vaccines. We believe that by using our licensed Listeria System to engineer a live attenuated Listeria monocytogenes bacteria to secrete a protein sequence containing a tumor-specific antigen, we will enable the body’s immune system to process and recognize the antigen as if it were foreign, creating the immune response needed to attack the cancer. The licensed Listeria System, developed at Penn over the past 10 years, provides a scientific basis for believing that this therapeutic approach induces a significant immune response to the tumor. Accordingly, we believe that the Listeria System is a broadly enabling platform technology that can be applied in many cancers, infectious diseases and auto-immune disorders.

34 | P a g e

Our therapeutic approach is based upon, and we have obtained an exclusive license with respect to, the innovative work of Yvonne Paterson, Ph.D., Professor of Microbiology at Penn involving the creation of genetically engineered Listeria that stimulate the innate immune system and induce an antigen-specific immune response involving humoral and cellular components.

We have focused our initial development efforts on four lead compounds and completed a Phase I clinical study of ADXS11-001, a potential cervical cancer vaccine, in the fourth fiscal quarter 2007.  To initiate our US based Phase II clinical study of ADXS11-001 in the therapeutic treatment of CIN by June 2009.

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

On October 17, 2007, we effected a private placement to accredited investors for approximately 49,228,334 shares of common stock and warrants to purchase 36,921,250 additional shares. Concurrent with the closing of the private placement, we sold for $1,996,667 to CAMOFI Master LDC and CAMHZN Master LDC an aggregate of (i) 10,000,000 shares of Common Stock, (ii) 10,000,000 exercisable at $0.20 Warrants, and (iii) 5-year warrants to purchase an additional 3,333,333 shares of Common Stock at a purchase price of $0.001 per share. Both warrants provide that they may not be exercised if, following the exercise, the holder will be deemed to be the beneficial owner of more than 9.99% of Registrant’s outstanding shares of Common Stock.

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

On September 22, 2008, Advaxis entered into a Note Purchase Agreement (the “Agreement”) with the Company’s CEO, Thomas Moore, pursuant to which the Company agreed to sell to Mr. Moore, from time to time, one or more senior promissory notes (each a “Note” and collectively the “Notes”) with an aggregate principal amount of up to $800,000.

The Agreement was reviewed and recommended to the Company’s Board by a special committee of the Board and was approved by a majority of the disinterested members of the Board. The Note or Notes, if and when issued, will bear interest at a rate of 12% per annum, compounded quarterly, and will be due and payable on the earlier of the close of the Company’s next equity financing resulting in gross proceeds to the Company of at least $5,000,000 (the “Subsequent Equity Raise”) or February 15, 2009 (the “Maturity Date”). The Note(s) may be prepaid in whole or in part at the option of the Company without penalty at any time prior to the Maturity Date.

In consideration of Mr. Moore’s agreement to purchase the Notes, the Company agreed that concurrently with the Subsequent Equity Raise, the Company will issue to Mr. Moore a warrant to purchase the Company’s common stock, which will entitle Mr. Moore to purchase a number of shares of the Company’s common stock equal to one share per $1.00 invested by Mr. Moore in the purchase of one or more Notes. Such warrant would contain the same terms and conditions as warrants issued to investors in the Subsequent Equity Raise.

As of October 31, 2008 and pursuant to the Agreement, Mr. Moore has loaned the Company $475,000.

In a letter dated November 13, 2008 from the NJEDA, we were notified that our application for the New Jersey Technology Tax Certificate Transfer Program was preliminarily approved.  Under the State of New Jersey Program for small business we received a net cash amount of $922,020 on December 12, 2008 from the sale of our State NOL through December 31, 2007 of $1,084,729. In the future we intend to apply for additional benefits under the program including the sale of research tax credits.

35 | P a g e

Mr. Moore informed the Company that based on the funds generated by the NOL received on December 12, 2008 and personal considerations, that he may not provide full funding.  On December 15, 2008 the Board approved an amendment of the Agreements repayment terms from February 15, 2009 to June 15, 2009. In consideration for revising the repayment term the Company repaid Mr. Moore $50,000 from the $475,000 outstanding Notes thus reducing the balance to $425,000.

In a letter received from the FDA, on January 5, 2009 the Company was notified that it removed its clinical hold. on our IND. While the FDA letter released our clinical hold it also stated that we must provide two additional responses to their questions prior to commencing our CIN trial. The company believes these requests will be filled in the near future. Under this IND, subject to the before mentioned FDA request, the Company will now be able to commence its Phase 2 CIN trial subject to its successful equity raise commencing in January 2009. Effectively as of pay period ending January 4, 2009 we reduced the salary all our highly compensated employees to meet the current economic climate and to meet our current cash flow needs.

Plan of Operations

We intend to use a significant portion of the proceeds of the raise currently under way to conduct our Phase II CIN trail using ADXS11-001, one of our lead product candidates in development using our Listeria System. We also anticipate using the funds to further our clinical, research and development efforts in developing product candidates and to maintain our preclinical capabilities and strategic activities. Our corporate staff will be responsible for the general and administrative activities.

During the next 12 to 24 months, we anticipate that our strategic focus will be to achieve the following objectives:
•	Publish our results in a peer review journal of our completed Phase I clinical study of ADXS11-001 in the therapeutic treatment of cervical cancer;
•	Raise funding to pursue our US based Phase II clinical study of ADXS11-001 in the therapeutic treatment of CIN;
•	Initiate our Phase II clinical study of ADXS11-001 in the therapeutic treatment of CIN;
•	Initiate government funded or subsidized research both in the US and the UK in the treatment of cervical cancer & head and neck cancer
•	Initiate strategic and development collaborations with biotechnology and pharmaceutical companies
•	Continue the development work necessary to bring ADXS31-142 in the therapeutic treatment of prostate cancer into clinical trials, and initiate that trial;
•	Continue the development work necessary to bring ADXS32-168 in the therapeutic treatment of breast cancer into clinical trials, and initiate that trial, and;
•	continue the pre-clinical development of other product candidates, as well as continue research to expand our technology platform; and

The annual cost to maintain our current staff, overhead and preclinical expense is estimated to be in the range of $2.4 to $2.6 million in fiscal year 2009. We estimate the cost of our current Phase II clinical study in therapeutic treatment of CIN to be in the range of $5.5 to $6.0 million over the next 27 month period. Therefore we anticipate our target cash raise of $8,500,000 will meet our needs through the February 2010 but not over the entire Phase II CIN trial. Our phase II ADXS11-001 clinical study is estimated to commence in June 2009. If we can raise additional funds we intend to commence the clinical work in prostate by late 2009 and breast cancer by 2010. The timing and estimated costs of these projects are difficult to predict and depends on factors such as our ability to raise funds and enter into a corporate partnership. In fiscal 2009 our anticipated needs for equipment, personnel and space should not be significant.

Overall given the development stage of our business our financial needs are driven, in large part, by the progress of our clinical trials and those of the GOG and CRUK as well as preclinical programs. The cost of these clinical trial projects is significant. As a result we will be required to raise additional debt or equity commencing in January 2009 and in the future. If the clinical progress continues to be successful and the value of the Company increases it is more than likely we will attempt to accelerate the timing of the required financing and, conversely if the trial or trials aren’t successful we may slow our spending and the timing of additional financing will be deferred. While we will attempt to attract a corporate partnership and grants we have not assumed the receipt of any additional financial resources in our cash planning.

For more information about Penn and commitments see “Item 1. Description of Business - Partnerships and agreements - Penn.”

Accounting Policies: Impact of Growth

Below is a brief description of basic accounting principles which we have adopted in determining our recognition of expenses, as well as a brief description of the effects that our management believes that our anticipated growth will have on our revenues and expenses in the 12 months ended October 31, 2009.

36 | P a g e

Revenue. We do not anticipate that we will record any material revenues during at least the twelve months ending October 31, 2009. When we recognize revenues, we anticipate that they will be principally grants and licensing fees.

Expenses. We recorded operating expenses for the years ended October 31, 2006, 2007 and 2008 of $3,481,226, $4,757,190 and $5,517,520, respectively.

The preparation of financial statements in accordance with Generally Accepted Accounting Principals (“GAAP”) involves the use of estimates and assumptions that affect the recorded amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ substantially from these estimates. Significant estimates include the fair value and recoverability of the carrying value of intangible assets ( patents and licenses) the fair value of options, the fair value of embedded conversion features, warrants, recognition of on-going clinical trial, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policy involves significant estimates and judgment. We amortize license and patent costs over their estimated useful lives. We may be required to adjust these lives based on advances in science and competitor actions. We review the recorded amounts of, licenses and patents at each period end to determine if their carrying amount is still recoverable based on expectations regarding potential licensing of the intangibles or sales of related products. Such an assessment, in the future, may result in a conclusion that the assets are impaired, with a corresponding charge against earnings.

In accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, revenue from license fees and grants is recognized when the following criteria are met; persuasive evidence an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectability is reasonably assured. In licensing arrangements, delivery does not occur for revenue recognition purposes until the license term begins. Nonrefundable upfront fees received in exchange for products delivered or services performed that do not represent the culmination of a separate earnings process will be deferred and recognized over the term of the agreement using the straight-line method or another method if it better represents the timing and pattern of performance.

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

Research and Development During the years ended October 31, 2006, 2007 and 2008, we recorded research and development expenses of $1,404,164, $2,128,096 and 2,481,840. Such expenses were principally comprised of manufacturing scale up and process development, license fees, sponsored research, clinical trial and consulting expenses. We recognize research and development expenses as incurred.

Commencing with the year ending October 31, 2009, we anticipate that our research and development expenses will increase significantly as a result of our expanded development and commercialization efforts related to clinical trials, product development, and development of strategic and other relationships required ultimately for the licensing, manufacture and distribution of our product candidates. We regard three of our product candidates as major research and development projects. The timing, costs and uncertainties of those projects are as follows:

ADXS11-001 - Phase II CIN Trial Summary Information
•	Cost incurred to date: approximately $1,117,000
•	Estimated future costs: Phase II $5,500,000 to $6,000,000
•	Anticipated completion date of Phase II: September 2011 or beyond
•	Uncertainties:
	•	The FDA (or relevant foreign regulatory authority) may place the project on clinical hold or stopped.
	•	One or more serious adverse events in patients enrolled in the trial.
	•	Difficulty in recruiting patients.
	•	Delays in the program.
•	Commencement of material cash flows:
	•	Unknown at this stage and dependent upon a success at fund raising, entering a licensing deal or pursuant to a marketing collaboration subject to regulatory approval to market and sell the product.

ADXS31-142 - Pre Clinical and Phase I Trial Summary Information (Prostate Cancer)
•	Cost incurred to date: approximately $200,000
•	Estimated future costs: $2,500,000
•	Anticipated completion dates: fourth quarter of fiscal 2010 or beyond

37 | P a g e

•	Risks and uncertainties:
	•	Obtaining favorable animal data
	•	Proving low toxicity in animals
	•	Manufacturing scale up to GMP level
	•	FDA (or foreign regulatory authority) may not approve the study
	•	The occurrence of a severe or life threatening adverse event in a patient
	•	Delays in the program

ADXS31-164 - Phase I trial Summary Information (Breast Cancer)
•	Cost incurred to date: $450,000
•	Estimated future costs: $3,000,000
•	Anticipate completion dates: Fiscal 2011 or beyond
•	Risks and uncertainties: See ADXS31-164 (above)
•	Commencement of material cash flows:
• Unknown at this stage, dependent upon a licensing deal or to a marketing collaboration subject to regulatory approval to market and sell the product.

General and Administrative Expenses. During the years ended October 31, 2006, 2007 and 2008, we recorded general and administrative expenses of $2,077,062, $2,629,094 and $3,035,680, respectively. General and administrative costs primarily include the salaries and expenses for executive, consultants, finance, facilities, insurance, accounting and legal assistance, as well as other corporate and administrative functions that serve to support Advaxis’ current and our future operations and provide an infrastructure to support this anticipated future growth. For the year ending October 31, 2009 and beyond, we anticipate that our general and administrative costs will increase due to the increased compliance requirements (SOX 404), including, without limitation, legal, accounting, and insurance expenses, to comply with periodic reporting and other regulations applicable to public companies.

Other Income (Expense). During the years ended October 31, 2006, 2007 and 2008 we recorded interest expense $437,299, $607,193 and $11,263, respectively. Interest expense, relates primarily to our outstanding secured convertible debenture commencing at the closing dates of our Two Tranche Private Placement on February 2 and March 8, 2006 extinguished on October 17, 2007. During the years ended October 31, 2006, 2007 and 2008 we recorded interest income of $90,899, $63,406 and $46,629, respectively, earned on investments. During the years ended October 31, 2006, 2007 and 2008 we recorded changes due to the fair market value of common stock warrants and embedded derivative as a ($2,802,078) loss, as a $1,159,846 gain and $0, respectively. As of October 17, 2007, the extinguishment date, the changes due to the fair market value of common stock warrants and embedded derivative was recorded as a $1,159,846 gain compared to a $(2,802,078) loss recorded as of October 31, 2006. There were no gains or losses recorded as of October 31, 2008 due to the extinguishments in the Fiscal 2007 Period. Due to the eliminations of the convertible debenture in the Fiscal 2007 Period, we also recorded a gain on extinguishment of the Debenture of $1,212,510 in addition to $319,967 gain on retirement of a note with Penn totaling $1,532,477. There were no gains on retirement in the Fiscal 2006 Period nor the Fiscal 2008 Period. We anticipate moderately higher interest expense and interest income due to the interest on the Notes and the additional cash investment.

Recently Issued Accounting Pronouncements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. This statement does not require any new fair value measurement, but it provides guidance on how to measure fair value under other accounting pronouncements. SFAS No. 157 also establishes a fair value hierarchy to classify the source of information used in fair value measurements. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad categories. This standard is effective for the Company beginning in fiscal 2009. The Company is currently evaluating the impact of this pronouncement on its financial statements.

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

In June, 2008, The FASB ratified Emerging Issues Task Force (EITF) Issue No 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature indexed to the entity’s own stock. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which is our first quarter of fiscal 2010. Many of the warrants issued by the Company contain a strike price adjustment feature, which upon adoption of EITF 07-5, will result in the instruments no longer being considered indexed to the Company’s own stock. Accordingly, adoption of EITF 07-5 will change the current classification (from equity to liability) and the related accounting for many warrants outstanding at that date. The Company is currently evaluating the impact the adoption of EITF 07-5 will have on its financial position, results of operation, or cash flows.

38 | P a g e

Results of Operations

Year ended October 31, 2008 compared to the year ended October 31, 2007

Revenue. Our revenue decreased by $88,465, or 57%, from $154,201 during the Fiscal 2007 Period to $65,736 as compared with the Fiscal 2008 Period primarily due to the decreased grant money of $133,850 received from the NCI in the Fiscal 2007 Period not repeated in the Fiscal 2008 Period partially offset by the increased grant money received from the State of New Jersey in the Fiscal 2008 Period as compared to the Fiscal 2007 Period.

Research and Development Expenses. Research and development expenses increased by $353,744, or 17%, from $2,128,096 for the Fiscal 2007 Period to $2,481,840 for the Fiscal 2008 Period, principally attributable to the following:

•
Clinical trial expenses decreased by $117,014, or 29%, from $401,783 to $284,769 due to our higher clinical trial activity in the Fiscal 2007 Period compared to the close out phase in the Fiscal 2008 Period.

•
Wages, options and lab costs increased by $309,756, or 37%, from $832,757 to $1,142,513 principally due to our expanded research & development efforts, the hiring of an Executive Director of Product Development, a wage increase on November 1, 2007 and an increase in bonuses.

•	IND development consulting expenses increased by $7,512 or 4%, from $174,960 to $182,472 primarily due to the submission cost of our IND in Fiscal 2008 period compared to Fiscal period 2007.

•
Subcontracted research expenses decreased by $128,062, or 43%, from $300,535 to $172,473 primarily reflecting the decreased subcontract work performed by Dr. Paterson at Penn, pursuant to our sponsored research agreement in the Fiscal 2008 Period compared to the same period last year.

•
Manufacturing expenses increased by $319,194 or 90%, from $353,780 to $672,974 as a result of the ongoing clinical supply program for our upcoming Phase II trial in Fiscal 2008 Period compared to the manufacturing program in the Fiscal 2007 Period.

•
Toxicology study expenses decreased by $37,640, or 59%, from $64,280 to $26,640 due to expenses incurred in the Fiscal 2007 Period as a result of a toxicology study by Pharm Olam in connection with our ADXS11-001 product candidates in anticipation of clinical studies in 2008.

We anticipate a continued increase in Research and Development expenses as a result of the start-up of our Phase II CIN trial and other costs. Additionally, we expect expenses to be incurred in the development of strategic and other relationships required if the licensing, manufacture and distribution of our product candidates are ultimately undertaken.

General and Administrative Expenses. General and administrative expenses increased by $406,586, or 15%, from $2,629,094 for the Fiscal 2007 Period to $3,035,680 for the Fiscal 2008 Period, primarily attributable to the following:

•
Wages, Options and benefit expenses increased by $369,991, or 44%, from $835,935 to $1,205,926 primarily due to the increase of the CEO’s base pay by $100,000 and stock compensation of $71,250 per his employment agreement, overall higher wages of $47,000 for employees, increased board compensation of $45,000 and benefits due to a wage increase on November 1, 2007.

•
Consulting fees and expenses decreased by $370,618, or 46%, from $798,536 to $427,918. This decrease was primarily attributed to an amendment to Mr. Appel’s (LVEP) consulting agreement in the Fiscal 2007 Period partially offset by a settlement agreement in the Fiscal 2008 Period which resulted in: (i) a decrease of $251,269 in option expense recorded primarily due to an amendment of Mr. Appel’s consulting agreement compared to no option expense recorded in the Fiscal 2008 Period; (ii) a decrease of $200,000 primarily due to the issuance to Mr. Appel of 2 million shares in the Fiscal 2007 Period also due to the amendment, (iii) a net decrease of $256,747 in Mr. Appel’s consulting expenses recorded in the Fiscal 2008 Period compared to the Fiscal 2007 Period and (iv) a decrease of $41,667 in Mr. Appel’s bonus accrual in the Fiscal 2007 Period partially offset by (v) his $130,000 settlement payment in cash in the Fiscal 2008 Period along with a $14,615 payment in shares of the Company. Mr. Appel’s net decreases (i-v) were partially offset by the increase in other consulting expenses due to higher financial advisor fees of $234,450 recorded in the Fiscal 2008 Periods verses the fees for other consultants in the Fiscal 2007 Period.

•
Legal, accounting, professional, tax preparation and public relations expenses increased by $46,555, or 9%, from $517,810 to $564,365, primarily as a result of higher patent, tax preparation and accounting expenses partially offset by lower legal and public relations costs due to fewer security filings in the Fiscal 2008 Period versus the Fiscal 2007 Period.

•	Recruiting fees for the Executive Director of Product Development increased by $62,295 from $1,100 in the Fiscal 2007 Period to $63,395 in the Fiscal 2008 Period.

39 | P a g e

•
Analyst research cost increased by $101,708 from $240 in Fiscal 2007 Period to $101,948 in Fiscal 2008 Period. This increase primarily consists of $55,240 in warrant expense recorded based on the Black-Scholes calculation with the balance in cost for fees, cash payment of $40,000 and printing expense.

•
Offering expense increased by $49,744 from $3,774 to $53,518 due primarily to penalty expense of $31,778 paid in company stock recorded during the Fiscal 2008 Period due to the delay of effectiveness of the registration statement on Form SB-2, File No. 333-147752.

•
Overall costs for occupancy, dues, subscriptions and travel in the Fiscal 2008 Period increased by $26,718 or 11%, from $247,304 to $274,022 primarily due to increased travel and related expense for scientific and investor conferences compared to the Fiscal 2007 Period.

•
Amortization of intangibles and depreciation of fixed assets increased by $111,256 or 129%, from $86,089 to $197,345 primarily due to the companies decision to discontinue its use of its Trademark and write-off if its intangible assets $91,453 and increase in fixed assets and intangibles in the Fiscal 2008 Period compared to the Fiscal 2007 Period.

•	Overall conference expenses and investor conferences in Fiscal 2008 Period increased by $8,938 or 6%, from $138,306 to $147,244.

Other Income (expense). Other Income (expense) decreased by $2,113,170 from income of $2,148,536 for the Fiscal 2007 Period to income of $35,366 income for the Fiscal 2008 Period.

During the years ended October 31, 2008 and 2007 we recorded interest expense $11,263 and $607,193, respectively. Interest expense, relates primarily to our then outstanding secured convertible debenture commencing at the closing dates of our Two Tranche Private Placement on February 2 and March 8, 2006 extinguished on October 17, 2007. During the years ended October 31, 2008 and 2007 we recorded interest income of $46,629 and $63,406, respectively, earned on investments. During the years ended October 31, 2008 and 2007 we recorded changes due to the fair market value of common stock warrants and embedded derivative as a $0 and 1,159,846 gain, respectively. As of October 17, 2007, the extinguishment date, the changes due to the fair market value of common stock warrants and embedded derivative was recorded as a $1,159,846 gain. There were no gains or losses recorded as of October 31, 2008 due to the extinguishments in the Fiscal 2007 Period. Due to the eliminations of the convertible debenture in the Fiscal 2007 Period, we also recorded a gain on extinguishment of the Debenture of $1,212,510 in addition to $319,967 gain on retirement of a note with Penn totaling $1,532,477. There were no gains on retirement in the Fiscal 2008 Period.

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

•
Manufacturing expenses increased $327,625, or 1253%, from $26,155 to $353,780; primarily the result of the fiscal 2007 manufacturing program in anticipation of the ADXS11-001 Phase II clinical trial planned in fiscal 2008.

•
Toxicology study expenses increased $30,722, or 92%, from $33,558 to $64,280; principally as a result of the initiation of additional toxicology studies by Pharm Olam in connection with our ADXS11-001 clinical trial in anticipation of our IND filing in fiscal 2008.

40 | P a g e

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

Liquidity and capital resources

At October 31, 2006, 2007 and 2008, our cash was $2,761,166, $4,041,984 and $59,738 and we had working capital of $1,254,651, $3,069,172 and ($2,066,918), respectively.

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

On November 12, 2004, we acquired Advaxis, Inc., a Delaware corporation through the Share Exchange. The transaction was accounted for as a recapitalization. Accordingly, the historical financial statements of Advaxis are our financial statements for reporting purposes. Advaxis, Inc has changed its fiscal year to the year ended October 31st and as a result is providing herein its audited financial statements for the years ended October 31, 2007 and 2008.

41 | P a g e

The net proceeds received by us from the: October 17, 2007 private placement, $425,000 in Notes, $922,020 NOL provided by the NJEDA on December 12, 2008 along with are reduction of salaries of our highly compensated employees effective as of January 4, 2009 is estimated to be sufficient to finance our currently planned operations to March 2009. We believe this is enough time to allow us to raise $8,500,000 capital as we are scheduled to start the raise in early January 2009.  If successful these funds should meet our financial needs over the next twelve to fifteen months thus allowing us time to perform one arm of our Phase II CIN trial and to access the potential outcome of the trial. However, in order to fund the second two arms of the CIN trial and our longer-term cash requirements or our cash requirements for the commercialization of any of our existing or future product candidates will require significant funds. Therefore, we will be required to sell equity or debt securities or to enter into other financial arrangements, including relationships with corporate and other partners, in order to raise additional capital. Depending upon market conditions, we may not be successful in raising sufficient additional capital for our long-term requirements. In such event, our business, prospects, financial condition and results of operations could be materially adversely affected. The accompanying financial statements have been prepared assuming the Company will continue as a going concern, The Company has suffered losses that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On September 22, 2008, Advaxis, entered into a Note Purchase Agreement (the “Agreement”) with the Company’s CEO, Thomas Moore, pursuant to which the Company agreed to sell to Mr. Moore, from time to time, one or more senior promissory notes (each a “Note” and collectively the “Notes”) with an aggregate principal amount of up to $800,000.

The Agreement was reviewed and recommended to the Company’s Board by a special committee of the Board and was approved by a majority of the disinterested members of the Board. The Note or Notes, if and when issued, will bear interest at a rate of 12% per annum, compounded quarterly, and will be due and payable on the earlier of the close of the Company’s next equity financing resulting in gross proceeds to the Company of at least $5,000,000 (the “Subsequent Equity Raise”) or February 15, 2009 (the “Maturity Date”). The Note(s) may be prepaid in whole or in part at the option of the Company without penalty at any time prior to the Maturity Date.

42 | P a g e

In consideration of Mr. Moore’s agreement to purchase the Notes, the Company agreed that concurrently with the Subsequent Equity Raise, the Company will issue to Mr. Moore a warrant to purchase the Company’s common stock, which will entitle Mr. Moore to purchase a number of shares of the Company’s common stock equal to one share per $1.00 invested by Mr. Moore in the purchase of one or more Notes. Such warrant would contain the same terms and conditions as warrants issued to investors in the Subsequent Equity Raise.

As of October 31, 2008 and pursuant to the Agreement, Mr. Moore has loaned the Company $475,000. Mr. Moore informed the Company that based on the funds generated by the NOL received on December 12, 2008 that he may not make full funding.  On December 15, 2008 the board of director’s approved a repayment of $50,000 and a repayment was made to Mr. Moore from the $475,000 loaned in consideration for revising the repayment terms from February 15, 2009 or financing is concluded to June 15, 2009 or when a major financing is concluded. The Note balance is now $425,000.

In a letter dated November 13, 2008 from the NJEDA we were notified that our application for the New Jersey Technology Tax Certificate Transfer Program was preliminarily approved.  Under the State of New Jersey Program for small business we received a net cash amount of $922,020 on December 12, 2008 from the sale of our State NOL through December 31, 2007 of $1,084,729. In the future we intend to apply for additional benefits under the program including the sale of research tax credits.

We are party to a license agreement, dated July 1, 2002 (effective date), as amended and restated, between Advaxis and Penn. For more information about Penn and commitments see “Item 1. Description of Business - Partnerships and agreements - Penn”

For a description of material employment agreements to which we are party, see “Item 12. Certain Relationships and Related Party Transactions”.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP involves the use of estimates and assumptions that affect the recorded amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ substantially from these estimates. Significant estimates include the fair value and recoverability of carrying value of intangible asset (patents and licenses) the fair value of options, the fair value of embedded conversions features, warrants, recognition of on-going clinical trial, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policy involves significant estimate and judgment. We amortize license and patent costs over their estimated useful lives. We may be required to adjust these lives based on advances in science and competitor actions. We review the recorded amounts of and patents at each period end to determine if their carrying amount is still recoverable based on expectations regarding potential licensing of the intangibles or sales of related products. Such an assessment, in the future, may result in a conclusion that the assets are impaired, with a corresponding charge against earnings. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition exceeds its carrying amount. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value.

            Intangible assets consist of patents, and licenses which are amortized on a straight-line basis over their remaining useful lives, which are estimated to be twenty years Capitalized license costs represent the value assigned to the Company’s 20 year exclusive worldwide license with the Penn. The value of the license is based on management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future uses. This license includes the exclusive right to exploit 12 issued and 67 pending patents. As of October 31, 2008, capitalized costs associated with patents filed and granted are estimated to be $624,324 and the estimated costs associated with patents pending are estimated to be $718,501. The expirations of the existing patents range from 2014 to 2020. Capitalized costs associated with patent applications that are abandoned are charged to expense when the determination is made not to pursue the application. Amortization expense for licensed technology and capitalized patent cost is included in general and administrative cost. There have been no patent applications abandoned and charged to expense in the current or prior year that were material in value.

On January 7, 2009 the Company made the decision to discontinue the use of the Trademark Lovaxin and write-off of its intangible assets for trademarks resulting in an asset impairment of $91,453 as of October 31, 2008. The Company is currently developing a low cost and more classic coding system for our constructs. The rational for this decision stemmed from several legal challenges to the Lovaxin name over the last two years and 21CFR rules not permitting companies to use names that are assigned to drugs in development after marketing approval. We will therefore focus company resources on product development and not the defense the Lovaxin name.

43 | P a g e

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

For convertible debt instruments, the Company determines whether the conversion feature must be bifurcated and accounted for as a derivative liability in accordance with the provisions of EITF 00-19. The first step of the analysis is to determine whether the debt instrument is a conventional convertible instrument, in which case the embedded conversion option would qualify for equity classification and would not be bifurcated from the debt instrument. If the debt does not meet the definition of a conventional convertible instrument, the Company will analyze whether the conversion feature should be accounted for as a liability or equity under the provisions of EITF 00-19. The most common reason a debt instrument would not be considered to be a conventional convertible instrument is where the conversion price is variable. If the conversion feature does qualify for equity classification, the Company will assess whether there is a beneficial conversion feature that must be accounted for under the provisions of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

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

Off-Balance Sheet Arrangement

The Company is obligated under a non-cancelable operating lease for laboratory and office space expiring in May 31, 2009 with aggregate future minimum payments due amounting to $44,005.

44 | P a g e

Item 7: Financial Statements

ADVAXIS, INC.

FINANCIAL STATEMENTS

INDEX

Page
Advaxis, Inc.

Report of Independent Registered Public Accounting Firm	46

Balance Sheet as of October 31, 2008	47

Statements of Operations for the years ended October 31, 2007 and 2008 and the period from
March 1, 2002 (Inception) to October 31, 2008	48

Statements of Stockholders’ Equity (Deficiency) for the Period from March 1, 2002 (Inception) to
October 31, 2008	49

Statements of Cash Flows for the years ended October 31, 2007 and 2008 and the period from
March 1, 2002 (Inception) to October 31, 2008	50

Notes to the Financial Statements	52

45 | P a g e

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Advaxis, Inc.

We have audited the balance sheet of Advaxis, Inc. (a development stage company) as of October 31, 2008, and the related statements of operations, shareholders’ equity (deficiency) and cash flows for each of the two years in the period ended October 31, 2008 and the for the cumulative period from March 1, 2002 to October 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements for the period from March 1, 2002 (inception) to October 31, 2006 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such prior periods, is based solely on the reports of such other auditors.

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

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Advaxis, Inc. as of October 31, 2008 and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2008 and the amounts included in the cumulative period from March 1, 2002 to October 31, 2008 in conformity with accounting principles generally accepted in the United States.

We were not engaged to examine management’s assertion about the effectiveness of Advaxis Inc.’s internal control over financial reporting as of October 31, 2008 included in the accompanying “Management’s Report on Internal Control over Financial Reporting” and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s products are being developed and have not generated significant revenues. As a result, the Company has suffered recurring losses and its liabilities exceed its assets. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MCGLADREY & PULLEN LLP
New York, NY

January 29, 2009

46 | P a g e

ADVAXIS, INC.
(A Development Stage Company)
Balance Sheet

October 31, 2008
ASSETS
Current Assets:
Cash	$59,738
Prepaid expenses	38,862
Total Current Assets	98,600

Property and Equipment (net of accumulated depreciation of $92,090)	91,147
Intangible Assets (net of accumulated amortization of $205,428)	1,137,397
Other Assets	3,876

TOTAL ASSETS	$1,331,020

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$998,856
Accrued expenses	603,345
Notes payable - current portion, including interest payable	563,317
Total Current Liabilities	2,165,518

Notes payable - net of current portion	4,813
Total Liabilities	$2,170,331

Shareholders’ Deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-
Common Stock - $0.001 par value; authorized 500,000,000 shares, issued and outstanding 109,319,520	109,319
Additional Paid-In Capital	16,584,414
Deficit accumulated during the development stage	(17,533,044)
Total Shareholders' Deficiency	(839,311)
TOTAL LIABILITIES & SHAREHOLDERS’ DEFICIENCY	$1,331,020

The accompanying notes and the report of independent registered public accounting firm should be read in conjunction with the financial statements.

47 | P a g e

ADVAXIS, INC.
(A Development Stage Company)
Statement of Operations

	Year Ended October 31,	Year Ended October 31,	Period from March 1, 2002 (Inception) to October 31,
	2007	2008	2008

Revenue	$154,201	$65,736	$1,325,172
Research & Development Expenses	2,128,096	2,481,840	7,857,984
General & Administrative Expenses	2,629,094	3,035,680	10,008,567
Total Operating expenses	4,757,190	5,517,520	17,866,551
Loss from Operations	(4,602,989)	(5,451,784)	(16,541,379)
Other Income (expense):
Interest expense	(607,193)	(11,263)	(1,084,483)
Other Income	63,406	46,629	246,457
Gain on note retirement	1,532,477	-	1,532,477
Net changes in fair value of common stock warrant liability and embedded derivative liability	1,159,846	-	(1,642,232)
Net loss	(2,454,453)	(5,416,418)	(17,489,160)
Dividends attributable to preferred shares			43,884
Net loss applicable to Common Stock	$(2,454,453)	$(5,416,418)	$(17,533,044)
Net loss per share, basic and diluted	$(0.05)	$(0.05)
Weighted average number of shares outstanding basic and diluted	46,682,291	108,715,875

The accompanying notes and the report of independent registered public accounting firm should be read in conjunction with the financial statements.

48 | P a g e

ADVAXIS, INC.
(a development stage company)
STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
Period from March 1, 2002 (inception) to October 31, 2008

	Preferred Stock		Common Stock			Deficit
	Number of Shares of Outstanding	Amount	Number of shares of outstanding	Amount	Additional Paid-in Capital	Accumulated During the Development Stage	Shareholders’ Equity (Deficiency)
Preferred stock issued	3,418	$235,000					$235,000
Common Stock Issued			40,000	$40	$(40)
Options granted to consultants & professionals					10,493		10,493
Net Loss						(166,936)	(166,936)
Retroactive restatement to reflect re-capitalization on Nov. 12, 2004	(3,481)	(235,000)	15,557,723	15,558	219,442
Balance at December 31, 2002			15,597,723	$15,598	$229,895	$(166,936)	$78,557

Note payable converted into preferred stock	232	15,969					15,969
Options granted to consultants and professionals					8,484		8,484
Net loss						(909,745)	(909,745)
Retroactive restatement to reflect re-capitalization on Nov. 12, 2004	(232)	(15,969)			15,969
Balance at December 31, 2003			15,597,723	$15,598	$254,348	$(1,076,681)	$(806,735)

Stock dividend on preferred stock	638	43,884				(43,884)
Net loss						(538,076)	(538,076)
Options granted to consultants and professionals					5,315		5,315
Retroactive restatement to reflect re-capitalization on Nov. 12, 2004	(638)	(43,884)			43,884
Balance at October 31, 2004			15,597,723	$15,598	$303,547	$(1,658,641)	$(1,339,496)

Common Stock issued to Placement Agent on re-capitalization			752,600	753	(753)
Effect of re-capitalization			752,600	753	(753)
Options granted to consultants and professionals					64,924		64,924
Conversion of Note payable to Common Stock			2,136,441	2,136	611,022		613,158
Issuance of Common Stock for cash, net of shares to Placement Agent			17,450,693	17,451	4,335,549		4,353,000
Issuance of common stock to consultants			586,970	587	166,190		166,777
Issuance of common stock in connection with the registration statement			409,401	408	117,090		117,498
Issuance costs					(329,673)		(329,673)
Net loss						(1,805,789)	(1,805,789)
Restatement to reflect re- capitalization on Nov. 12, 2004 including cash paid of $44,940					(88,824)		(88,824)
Balance at October 31, 2005			37,686,428	$37,686	$5,178,319	$(3,464,430)	$1,751,575

Options granted to consultants and professionals					172,831		172,831
Options granted to employees and directors					71,667		71,667
Conversion of debenture to Common Stock			1,766,902	1,767	298,233		300,000
Issuance of Common Stock to employees and directors			229,422	229	54,629		54,858
Issuance of common stock to consultants			556,240	557	139,114		139,674
Net loss						(6,197,744)	(6,197,744)
Balance at October 31, 2006			40,238,992	40,239	5,914,793	(9,662,173)	(3,707,141)

Common Stock issued			55,226,334	55,228	8,725,674		8,780,902
Offering Expenses					(2,243,535)		(2,243,535)
Options granted to consultants and professionals					268,577		268,577
Options granted to employees and directors					222,501		222,501
Conversion of debenture to Common Stock			10,974,202	10,974	1,593,026		1,600,000
Issuance of Common Stock to employees and directors			446,417	416	73,384		73,800
Issuance of common stock to consultants			1,100,001	1,100	220,678		221,778
Warrants issued on conjunction with issuance of common stock					1,505,550		1,505,550
Net loss						(2,454,453)	(2,454,453)
Balance at October 31, 2007			107,957,977	$107,957	$16,276,648	$(12,116,626)	$4,267,979
Common Stock Penalty Shares			211,853	212	31,566	-	31,778
Offering Expenses					(78,013)		(78,013)
Options granted to consultants and professionals					(42,306)		(42,306)
Options granted to employees and directors					257,854		257,854
Issuance of Common Stock to employees and directors			995,844	996	85,005		86,001
Issuance of common stock to consultants			153,846	154	14,462		14,616
Warrants issued to consultant					39,198		39,198
Net loss						(5,416,418)	(5,416,418)
Balance at October 31, 2008			109,319,520	$109,319	$16,584,414	$(17,533,044)	$(839,311)

The accompanying notes and the report of independent registered public accounting firm should be read in conjunction with the financial statements.

49 | P a g e

ADVAXIS, INC.
(A Development Stage Company)
Statement of Cash Flows

			Period from
			March 1
			2002
	Year ended	Year ended	(Inception) to
	October 31,	October 31,	October 31,
	2007	2008	2008
OPERATING ACTIVITIES
Net loss	$(2,454,453)	$(5,416,418)	$(17,489,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges to consultants and employees for options and stock	786,656	355,364	1,853,230
Amortization of deferred financing costs	177,687	-	260,000
Non-cash interest expense	280,060	7,907	518,185
(Gain) Loss on change in value of warrants and embedded derivative	(1,159,846)	-	1,642,232
Value of penalty shares issued	-	31,778	149,276
Depreciation expense	31,512	36,137	92,090
Amortization expense of intangibles	54,577	161,208	313,511
Gain on note retirement	(1,532,477)	-	(1,532,477)
(Increase) decrease in prepaid expenses	(161,817)	161,055	(38,862)
Decrease (increase) in other assets	724	-	(3,876)
Increase in accounts payable	99,076	211,559	1,436,062
(Decrease) increase in accrued expenses	(217,444)	298,322	587,158
(Decrease) increase in interest payable	(117,951)	-	18,291
(Decrease) in Deferred Revenue	(20,350)	-	-
Net cash used in operating activities	(4,234,046)	(4,153,088)	(12,194,340)
INVESTING ACTIVITIES
Cash paid on acquisition of Great Expectations	-	-	(44,940)
Purchase of property and equipment	(37,632)	(10,842)	(137,657)
Cost of intangible assets	(358,336)	(200,470)	(1,525,860)
Net cash used in Investing Activities	(395,968)	(211,312)	(1,708,457)
FINANCING ACTIVITIES
Proceeds from (repayment of) convertible secured debenture	(2,040,000)	-	960,000
Cash paid for deferred financing costs	-	-	(260,000)
Proceeds from notes payable	600,000	475,000	1,746,224
Payment on notes payable	(92,087)	(14,832)	(106,919)
Net proceeds of issuance of Preferred Stock	-	-	235,000
Payment on cancellation of Warrants	(600,000)	-	(600,000)
Net proceeds of issuance of Common Stock	8,042,917	(78,014)	11,988,230
Net cash provided by Financing Activities	5,910,830	382,154	13,962,535
Net increase in cash	1,280,818	(3,982,246)	59,738
Cash at beginning of period	2,761,166	4,041,984	-
Cash at end of period	$4,041,984	$59,738	$59,738

The accompanying notes and the report of independent registered public accounting firm should be read in conjunction with the financial statements.

50 | P a g e

Supplemental Schedule of Noncash Investing and Financing Activities

			Period from
			March 1, 2002
	Year ended	Year ended	(Inception) to
	October 31,	October 31,	October 31,
	2007	2008	2008
Equipment acquired under notes payable	$45,580	$-	$45,580
Common Stock issued to Founders	$-	$-	$40
Notes payable and accrued interest converted to Preferred Stock	$-	$-	$15,969
Stock dividend on Preferred Stock	$-	$-	$43,884
Notes payable and accrued interest converted to Common Stock	$1,600,000	$-	$2,513,158
Intangible assets acquired with notes payable	$-	$-	$360,000
Debt discount in connection with recording the original value of the embedded derivative liability	$-	$-	$512,865
Allocation of the original secured convertible debentures to warrants	$-	$-	$214,950
Warrants issued in connection with issuance of Common Stock	$1,505,550	$-	$1,505,550

The accompanying notes and the report of independent registered public accounting firm should be read in conjunction with the financial statements.

51 | P a g e

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

The preparation of financial statements in accordance with GAAP involves the use of estimates and assumptions that affect the recorded amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ substantially from these estimates. Significant estimates include the fair value and recoverability of the carrying value of intangible assets (patents and licenses) the fair value of options, the fair value of embedded conversion features, warrants, recognition of on-going clinical trial, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s products are being developed and not generated significant revenues. As a result, the Company has suffered recurring losses and it liabilities exceed its assets. These losses are expected to continue for an extended period of time. The Company is in default on two notes listed in notes payable. The Company plans to obtain sufficient financing so it can develop and market its products. On January 5, 2009, in a letter received from the United States Food and Drug Administration (“FDA”), the Company was notified that it removed its clinical hold on its Investigational New Drug Application (“IND”). The Company will now be able to commence its phase II cervical intraepithelial neoplasia (“CIN”) trial. The net proceeds received by us from the: $425,000 in Notes, $922,020 NOL provided by the New Jersey Economic Development Administration on December 12, 2008 (see Note 11) along with are reduction of salaries of our highly compensated employees effective as of January 4, 2009 is estimated to be sufficient to finance operations to March 2009. We believe we can raise $8,500,000 capital in 2009.  If successful, these funds should meet our financial needs over the next twelve to fifteen months allowing time to perform one arm of our Phase II CIN trial and to access the potential outcome of the trial. These events raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB’) No. 104, revenue from license fees and grants is recognized when the following criteria are met; persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. In licensing arrangements, delivery does not occur for revenue recognition purposes until the license term begins. Nonrefundable upfront fees received in exchange for products delivered or services performed that do not represent the culmination of a separate earnings process will be deferred and recognized over the term of the agreement using the straight line method or another method if it better represents the timing and pattern of performance. Since its inception and through October 31, 2008 all of the Company’s revenues have been from grants. For the year ended October 31, 2008 and 2007 all of the Company’s revenues were received from one grant and two grants, respectively.

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

Property and Equipment: Equipment is stated at cost. Depreciation and amortization are provided for on a straight-line basis over the estimated useful life of the asset ranging from 3 to 5 years. Expenditures for maintenance and repairs that do not materially extend the useful lives of the respective assets are charged to expense as incurred. The cost and accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

Intangible assets, which consist primarily of legal and filing costs in obtaining patents and licenses and are being amortized on a straight-line basis over 20 years.

52 | P a g e

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review our long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable and its carrying amount exceeds its fair value, which is based upon estimated undiscounted future cash flows. For all periods presented, there have been no impairment losses incurred.Net assets recorded on the balance sheet for patents and licenses related to ADXS11-001, ADXS31-142, ADXS31-164 and other products are in development. However, if a competitor were to gain FDA approval for a treatment before us or if future clinical trials fail to meet the targeted endpoints, we would likely record an impairment related to these assets. In addition, if an application is rejected or fails to be issued we would record an impairment of its estimated book value. In January 2009 the company decided to discontinue its use of the Trademark Lovaxin and write-off of its intangible assets for trademarks resulting in an asset impairment of $91,453 as of October 31, 2008.

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

	October 31, 2008	October 31, 2007
Warrants	97,187,400	87,713,770
Stock Options	8,812,841	8,512,841
Total	106,000,241	96,226,611

No deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. Future ownership changes may limit the future utilization of these net operating loss and research and development tax credit carry-forwards as defined by the Internal Revenue Code. The amount of any potential limitation is unknown. The net deferred tax asset has been fully offset by a valuation allowance due to our history of taxable losses and uncertainty regarding our ability to generate sufficient taxable income in the future to utilize these deferred tax assets.

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

In June, 2008, The FASB ratified Emerging Issues Task Force (EITF) Issue No 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature indexed to the entity’s own stock. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which is our first quarter of fiscal 2010. Many of the warrants issued by the Company contain a strike price adjustment feature, which upon adoption of EITF 07-5, will result in the instruments no longer being considered indexed to the Company’s own stock. Accordingly, adoption of EITF 07-5 will change the current classification (from equity to liability) and the related accounting for many warrants outstanding at that date. The Company is currently evaluating the impact the adoption of EITF 07-5 will have on its financial position, results of operation, or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

53 | P a g e

 2.   SHARE-BASED COMPENSATION EXPENSE

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of November 1, 2005, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s Financial Statements for prior periods were not restated to reflect, and do not include the impact of SFAS 123(R). The Company began recognizing expense in an amount equal to the fair value of share-based payments (stock option awards) on their date of grant, over the requisite service period of the awards (usually the vesting period). Under the modified prospective method, compensation expense for the Company is recognized for all share based payments granted and vested on or after November 1, 2005 and all awards granted to employees prior to November 1, 2005 that were unvested on that date but vested in the period over the requisite service periods in the Company’s Statement of Operations. Prior to the adoption of the fair value method, the Company accounted for stock-based compensation to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Therefore, compensation expense related to employee stock options was not reflected in operating expenses in any period prior to the fiscal year of 2006 and prior period results have not been restated. Since the date of inception to October 31, 2005 had the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of SFAS No. 123, Stock Option Expense would have totaled $328,176 for the period March 1, 2002 (date of inception) to October 31, 2008, and the effect on the Company’s net loss would have been as follows:

March 1, 2002 (date of inception) to October 31, 2008
Net Loss as reported	$(17,489,160)
Add: Stock based option expense included in recorded net loss	89,217
Deduct stock option compensation expense determined under fair value based method	(328,176)
Adjusted Net Loss	$(17,728,119)

The fair value of each option granted from the Company’s stock option plans during the years ended October 31, 2007 and 2008 was estimated on the date of grant using the Black-Scholes option-pricing model. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s Common Stock price, (ii) the periods of time over which employees and Board Directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on the Company’s Common Stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives. Expected volatility for a development stage biotechnology company is very difficult to estimate as such; the company considered several factors in computing volatility. The company used their own historical volatility in determining the volatility to be used. Expected lives are based on contractual terms given the early stage of the business, lack of intrinsic value and significant future dilution along typical of early stage biotech. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.

	Year Ended	Year Ended
	October 31, 2007	October 31, 2008
Expected volatility	119.0%	110.1%
Expected Life	7.0 years	5.9 years
Dividend yield	0	0
Risk-free interest rate	4.3%	3.6%

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that vested during the period. Stock-based compensation expense for the twelve months ended October 31, 2008 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to October 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment awards to be recognized using the straight line method over the requisite service period. As stock-based compensation expense for the twelve months of 2007 and 2008 is based on awards granted and vested, it has been reduced for estimated forfeitures (4.4%). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Warrant Expense

Pursuant to the November 21, 2007 Letter of Agreement between Crystal Research Associates and Advaxis, Inc. we issued 400,000 warrants expiring in four years to purchase Advaxis stock at $0.20 per share and $40,000 for providing a fee-based research document. The company recorded a fair value of $39,198 in Fiscal 2008. In addition, the company accrued for the 475,000 warrants earned but not be issued from Mr. Moore’s Note of $475,000 per the terms and conditions of the Note he earned one warrant for each $1.00 loaned. The fair market value recorded in Fiscal 2008 Period of $16,340 was based on the Advaxis common stock closing price as of October 31, 2008 or $0.04.

On or about the October 17, 2007 (the closing date of the private placement) the following transactions took place:

54 | P a g e

Pursuant to the related Placement Agency Agreement with Carter Securities, LLC, the Company paid the placement agent $354,439 in cash commissions and reimbursement of expenses and issued to it 2,949,333 warrants exercisable at $0.20 per share. The fair value of the warrants is estimated to be $574,235. The fair value of the warrants was calculated using the black-scholes valuation model with the following assumptions: 2,949,333 warrants, market price of common stock on the date of sale of $0.23 per share October 17, 2007, exercise price of $0.20, risk-free interest rate of 4.16%, expected volatility of 119% and expected life of 5 years. The value of the warrants and cash are included in APIC as a reduction to net proceeds from the October 2007 private placement.

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

3. INTANGIBLE ASSETS:

Intangible assets consist of legal and filing costs associated with obtaining patents, and licenses which are amortized on a straight-line basis over their remaining useful lives, which are estimated to be twenty years. Capitalized license costs represent the value assigned to the Company’s 20 year exclusive worldwide license with the Penn. The value of the license is based on management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future uses. This license includes the exclusive right to exploit 12 issued and 67 pending patents according to the signing of Second Amendment and Restated Agreement payment. The Company exercised its option under the Second Amended and Restated Patent License Agreement to license a majority of these pending patents for a fee of $297,000.  As of October 31, 2008, all gross capitalized costs associated with licenses, patents filed and granted as well as costs associated with patents pending are $1,342,825 as shown under license and patents on the table below. The $1,342,825 includes the capitalized cost of the patents and licenses issued of $624,324 and the costs associated with patents pending of $718,501. The expirations of the existing patents issued range from 2014 to 2020. Capitalized costs associated with patent applications that are abandoned are charged to expense when the determination is made not to pursue the application. Amortization expense for licensed technology and capitalized patent cost is included in general and administrative costs. There have been no patent applications abandoned and charged to expense in the current or prior year that were material in value. In January 2009 the company made the decision to discontinue its use of Trademark Lovaxin and write-off of its intangible assets for trademarks resulting in an asset impairment loss of $91,453 as of October 31, 2008.

Under the Amended and Restated Agreement we are billed actual legal and filing costs as they are passed through from Penn. Intangible assets consist of the following at October 31, 2008.

Patents	$812,910
License	529,915
Less: Accumulated Amortization	(205,428)
$1,137,397

55 | P a g e

Estimated amortization expense is as follows:

Year ending October 31,
2009	$70,000
2010	70,000
2011	70,000
2012	70,000
2013	70,000

Amortization expense of intangibles amounted to $69,755 and $54,577 for the year ended October 31, 2008 and 2007, respectively

4. ACCRUED EXPENSES:

The following table represents the major components of accrued expenses:

Salaries and other compensation	$430,256
Sponsored Research Agreement	119,698
Consultants	24,000
Warrants	16.340
Clinical Research Organization	11,166
Other	1,885
$603,345

5. NOTES PAYABLE:

Notes payable consist of the following at October 31, 2008:

Two notes payable with interest at 8% per annum, due on December 17, 2008. The lender has served notice demanding repayment on the due date pursuant to the November 2004 recapitalization and financing agreement The notes have not been paid as of January 29, 2009.	$69,588
Notes payable (Mr. Moore) with interest at 12% per annum compounded quarterly	478,897
Installment purchase agreement on equipment with interest at 11.75% per annum	19,645
Total	568,130
Less current portion	(563,317)
$4,813

As of October 31, 2008 and pursuant to the Agreement, Mr. Moore has loaned the Company $475,000. Mr. Moore informed the Company that based on the funds generated by the NOL received on December 12, 2008 (see Note 11) and personal considerations that he may not  make full funding.  On December 15, 2008 the Board approved an amendment of the Agreements repayment terms from February 15, 2009 to June 15, 2009. In consideration for revising the repayment term the Company repaid Mr. Moore $50,000 from the $475,000 outstanding Notes thus reducing the balance to $425,000.

6. SECURED CONVERTIBLE DEBENTURE:

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

The Debentures were convertible at a price equal to the lesser of (i) $0.287 per share (“Fixed Conversion Price”), or (ii) 95% of the lowest volume weighted average price of the Common Stock on the market on which the shares were listed or traded during the 30 trading days immediately preceding the date of conversion (“Market Conversion Price”). Interest was payable at maturity at the rate of 6% per annum in cash or shares of Common Stock valued at the conversion price then in effect.

Cornell agreed that (i) it would not convert the Debenture or exercise the Warrants if the effect of such conversion or exercise would result in its and its affiliates’ holdings of more than 4.9% of the outstanding shares of Common Stock, (ii) neither it nor its affiliates would maintain a short position or effect short sales of the Common Stock while the Debentures are outstanding, and (iii) no more than $300,000 principal amount of the Debenture could be converted at the Market Conversion Price during a calendar month.

The Company could call the Debentures for redemption at the Redemption Price at any time or from time to time but not more than $500,000 principal amount could be called during any 30 consecutive day period. The Redemption Price would be 120% of the principal redeemed plus accrued interest. The Company also granted the holder an 18-month right of first refusal assuming the Debentures were still outstanding with respect to the Company’s issuance or sale of shares of capital stock, options, warrants or other convertible securities. Pursuant to Registration Rights Agreement, the Company registered at its expense under the Securities Act of 1933, as amended (the “Act”) for reoffering by the holders of the Debentures and of the Warrants and B Warrants shares of Common Stock received upon conversion or exercise.

56 | P a g e

The Company granted the holders a first security interest on its assets as security for payment of the Company’s obligations.

The Company also agreed that as long as there was outstanding at least $500,000 principal amount of Debentures it would not, without the consent of the Debenture holder, issue or sell any securities at a price or warrants, options or convertible securities with an exercise or conversion price less than the bid price, as defined, immediately prior to the issuance; grant a further security interest in its assets or file a registration statement on Form S-8.

In the event of a Debenture default the Debenture would, at the holder’s election, become immediately due and payable in cash or, at the holder’s option, could be converted into shares of Common Stock. Events of default included failure to pay principal when due or interest within five days following due date; failure to cure breaches or defaults of covenants, agreements or warrants within 10 days following written notice of such breach or default; the entry into a change of control transaction meaning (A) the acquisition of effective control of more than 50% of the outstanding voting securities by an individual or group (not including the holder or its affiliates), or (B) the replacement of more than one-half of the Directors not approved by a majority of the Company’s directors as of February 2, 2006 or by directors appointed by such directors or (C) the Company entering into an agreement to effect any of the foregoing; bankruptcy or insolvency acts; breach or default which results in acceleration of the maturity of other debentures, mortgages or credit facilities, indebtedness or factor agreements involving outstanding principal of at least $100,000; breach of the Registration Rights Agreement as to the maintaining effectiveness of the registration statement which results in an inability to sell shares by holder for a designated period; failure to maintain the eligibility of the Common Stock to trade on at least the Over-the-Counter Bulletin Board, and failure to make delivery within five trading days of certificates for shares to be issued upon conversion or the date the Company publicly announced its intention not to comply with requests for conversion in accordance with the Debenture terms.

Debenture Accounting

The Debentures were settled in October, 2007. In accounting for the Debentures and the warrants described above the Company considered the guidance contained in EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock," and SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.” In accordance with the guidance provided in EITF 00-19, the Company determined that the conversion feature of the convertible debentures represented an embedded derivative since the debenture was convertible into a variable number of shares based upon the conversion formula which could require the Company to issue shares in excess of its authorized amount. The convertible debentures were not considered to be “conventional” convertible debt under EITF 00-19 and thus the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability.

The Company continued to measure the fair value of the warrants and embedded conversion features at each reporting date using the Black-Scholes valuation model based on the current assumptions at that point in time. This calculation resulted in a fair market value significantly different than previous reporting periods. The increase or decrease in the fair market value of the warrants and embedded conversion feature at each period resulted in a non-cash income or loss to the other income or loss line item in the Statement of Operations along with a corresponding change in liability.

The Company was required to measure the fair value of the warrants calculated using the Black-Scholes valuation model on the date of each reporting period until the debt was extinguished. On October 31, 2006 the fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 4,200,000 warrants at market price of common stock on the date of sale of $0.20 per share, exercise price of $0.287 and (ii) 300,000 warrants at the market price of common stock of $0.20 per share, exercise price of $0.3444 both at risk-free interest rate of 4.56%, expected volatility of 122% and expected life of 4.33 years. The fair value of the warrants was $714,600 or an increase of $499,650 over the $214,950 recorded at inception. This increase of the fair value of the warrants was charged to the Statements of Operations as expenses to Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and credited to Balance Sheet: Common Stock Warrants Liabilities. On October 17, 2007 the value of the warrants increased by $15,240 over the $714,600 fair value as of October 31, 2006 to a fair value of $729,840. The Company purchased the warrants on October 17 2007 for $600,000 and recorded a gain on extinguishment of $129,840.

Likewise the Company was also required to measure the fair value of the embedded conversion feature allocated to the Debentures liability based upon the Black-Scholes valuation model on the date of each reporting period. On October 31, 2006 the fair value of this feature was based on the following assumptions: (i) the market price convertible at the price equal to 95% of the lowest volume weighted average price of the Common Stock on the market on which the shares are listed or traded during the 30 trading days immediately preceding the date of conversion or $0.141 on October 31, 2006, (ii) the conversion price of $0.20, (iii) the risk free interest rate of 4.62%, (iv) expected volatility of 127.37% and (v) expected life of 2.333 years. The fair value of the embedded conversion feature was $2,815,293 or an increase of $2,302,428 over the $512,865 recorded at inception. This increase of the fair value of the embedded conversion feature was charged to the Statements of Operations expensed as Net Change in Fair Value of Common Stock Warrant and Embedded Derivative Liability and credited to Balance Sheet was credited to the Embedded Derivative Liability. On October 17, 2007 the value of the embedded derivative decreased by $1,175,086 from the $2,815,293 fair value as of October 31, 2006 to a fair value of $1,640,207. The Company purchased the Debenture on October 17 2007 for $340,000 Premium over the principal but still recorded a gain on extinguishment of $1,300,207.

57 | P a g e

The Company was required to measure the fair value of the warrants and the embedded conversion feature to be calculated using the Black-Scholes valuation model on the date of each reporting period until the debt was extinguished. The Company allocated the proceeds from the sale of the Debentures between the relative fair values at the date of origination of the sale for the warrants, embedded derivative and the debenture. The fair value of the warrants was calculated by using the Black-Scholes valuation model with the following assumptions: (i) 4,200,000 warrants at market price of common stock on the date of sale of $0.21 per share, exercise price of $0.287 and (ii) 300,000 warrants at the market price of common stock of $0.21 per share, exercise price of $0.3444 both at risk-free interest rate of 4.5%, expected volatility of 25% and expected life of five years. The initial fair value of the warrants of $214,950 was recorded as a reduction to the Debenture liability and will be amortized over the loan period and charged to interest expense. The portion of the fair value of the warrants charged to interest expense since inception to October 17, 2007 (extinguishment) was $122,803 the $92,147 balance partially offset gain on extinguishment.

The fair value of the embedded conversion feature allocated to the Debentures liability was based on the Black-Scholes valuation model with the following assumptions: (i) the market price convertible at the price equal to 95% of the lowest volume weighted average price of the Common Stock on the market on which the shares are listed or traded during the 30 trading days immediately preceding the date of conversion or $0.2293 on the date of origination (most beneficial conversion rate), (ii) the conversion price of $0.287, (iii) the risk free interest rate of 4.5%, (iv) expected volatility of 30% and (v) expected life of three years. The initial fair value of the embedded conversion feature of $512,865 was recorded as a reduction to the Debenture liability and will be amortized over the loan period and charged to interest expense. The portion of the fair value of the embedded conversion feature charged to interest expense since inception to October 17, 2007 (extinguishment) was $387,477. The $125,388 balance partially offsets the gain on extinguishments.

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

Debenture Extinguishments

At the closing of this private placement, we exercised our right under an agreement dated August 23, 2007 with YA Global Investments, L.P. f/k/a Cornell Capital Partners, L.P. (“Yorkville”), to redeem the outstanding $1,700,000 principal amount of our Secured Convertible Debentures due February 1, 2009 owned by Yorkville, and to acquire from Yorkville warrants expiring February 1, 2011 to purchase an aggregate of 4,500,000 shares of our common stock. We paid an aggregate of (i) $2,289,999 to redeem the debentures at the principal amount plus a 20% premium of accrued and unpaid interest, and (ii) $600,000 to repurchase the warrants.

	Principal $		Discount $		Interest $	Warrant Liability $		Embedded Derivative Liability $
Original (Fiscal Year 2006)	3,000,000		(727,815	)(1)	-	-		-
Fiscal year 2006	(300,000	)(2)	230,218	(3)	119,934	714,600	(4)	2,815,293	(4)
Book Value at October 31,2006	2,700,000		(497,597)		119,934	714,600		2,815,293
Fiscal year 2007	(1,000,000	)(2)	280,062	(3)	130,065	15,240	(5)	(1,175,086	)(5)
Cash paid at October 17, 2007	(1,700,000)		-		(249,999)	(600,000)		(340,000)
Gain (Loss)	-		(217,535)		-	129,840		1,300,207

1.	Embedded derivative’s warrant value at origination of debenture
2.	Principal converted into common stock
3.	Amortized discount to interest expense
4.	Change in Fair value of the Company’s common stock warrants from inception expensed to the statement of operations.
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

58 | P a g e

Penn and the Company entered into the amended and restated license agreement on February 13, 2007 that eliminated the $482,000 obligation under the prior agreement. This obligation was recorded in fiscal year 2005 as an intangible asset and as of January 31, 2007 it remained as an intangible asset with the liabilities recorded as: a notes payable-current portion $130,000, notes payable-net of current portion $230,000 and the balance as accounts payable. As a result of this transaction, $319,967 was recorded as a gain on note retirement and was reflected in other income in fiscal 2007.

7. STOCK OPTIONS:

2004 Stock Option Plan

In November 2004, our board of directors adopted and stockholders approved the 2004 Stock Option Plan (“2004 Plan”). The 2004 Plan provides for the grant of options to purchase up to 2,381,525 shares of our common stock to employees, officers, directors and consultants. Options may be either “incentive stock options” or non-qualified options under the Federal tax laws. Incentive stock options may be granted only to our employees, while non-qualified options may be issued, in addition to employees, to non-employee directors, and consultants. Except as determined by the Administrator at the time of the grant of the Options, a participant Options vest over four years, twenty-five percent of the granted amount on or after the first year anniversary of the date of the granting of an Options and the balance to vest an additional one twelfth of the Options granted for each additional three-month period following the first anniversary over a next three years.

The 2004 Plan is administered by “disinterested members” of the board of directors or the Compensation Committee, who determine, among other things, the individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of common stock issuable upon the exercise of each option and the option exercise price.

Subject to a number of exceptions, the exercise price per share of common stock subject to an incentive option may not be less than the fair market price value per share of common stock on the date the option is granted. The per share exercise price of the common stock subject to a non-qualified option may be established by the board of directors, but shall not, however, be less than 85% of the fair market value per share of common stock on the date the option is granted. The aggregate fair market value of common stock for which any person may be granted incentive stock options which first become exercisable in any calendar year may not exceed $100,000 on the date of grant.

We must grant options under the 2004 Plan within ten years from the effective date of the 2004 Plan. The effective date of the Plan was November 12, 2004. Subject to a number of exceptions, holders of incentive stock options granted under the Plan cannot exercise these options more than ten years from the date of grant. Options granted under the 2004 Plan generally provide for the payment of the exercise price in cash and may provide for the payment of the exercise price by delivery to us of shares of common stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of these methods. Therefore, if it is provided in an optionee’s options, the optionee may be able to tender shares of common stock to purchase additional shares of common stock and may theoretically exercise all of his stock options with no additional investment other than the purchase of his original shares. As of October 31, 2008 all options were granted.

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

We must grant options under the 2005 Plan within ten years from the effective date of the 2005 Plan. The effective date of the Plan was January 1, 2005. Subject to a number of exceptions, holders of incentive stock options granted under the 2005 Plan cannot exercise these options more than ten years from the date of grant. Options granted under the 2005 Plan generally provide for the payment of the exercise price in cash and may provide for the payment of the exercise price by delivery to us of shares of common stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of these methods. Therefore, if it is provided in an optionee’s options, the optionee may be able to tender shares of common stock to purchase additional shares of common stock and may theoretically exercise all of his stock options with no additional investment other than the purchase of his original shares. As of October 31, 2008 there were 170,083 options that were not granted.

59 | P a g e

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

A summary of the grants, cancellations and expirations (none were exercised) of the Company’s outstanding options for the periods starting with October 31, 2006 through October 31, 2008 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value
Outstanding as of October 31, 2006	6,959,077	$0.25	8.1	18,867
Granted	2,910,001	$0.15		-
Cancelled or Expired	(1,356,237)	$0.22
Outstanding as of October 31, 2007	8,512,841	$0.22	7.8	167,572
Granted	300,000	$0.09
Exercised	-	-		-
Cancelled or Expired	-	-		-
Outstanding as of October 31, 2008	8,812,841	$0.22	6.3	$-
Vested & Exercisable at October 31, 2008	7,399,563	$0.22	6.2	$-

The fair value of options granted for the year ended October 31, 2008 amounted to $25,650

The following table summarizes significant ranges of outstanding and exercisable options as of October 31, 2008 (number outstanding and exercisable in thousands):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding (000’s)	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable (000’s)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$0.09-0.10	300	9.4	0.09	$0	-	$-	$0
0.14-0.17	3,150	8.1	$0.15	0	2,519	0.15	0
0.18-0.21	1,739	5.0	0.21	0	1,705	0.21	0
0.22-0.25	310	7.5	0.25	0	173	0.24	0
0.26-0.29	2,992	6.6	0.28	0	2,681	0.28	0
0.30-0.43	322	4.3	0.37		322	0.37	0
Total	8,813	6.3	$0.22	$0	7,400	$0.22	$0

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $0.04 as of October 31, 2008 which would have been received by the option holders had those option holders exercised their options as of that date.

A summary of the status of the Company’s nonvested shares as of October 31, 2008, and changes during the year ended October 31, 2008 are presented below:

60 | P a g e

	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Contractual Term (in years)
Non-vested shares at October 31, 2006	3,203,167	$0.25	9.0
Options granted	2,910,001	$0.15	8.9
Options vested	(3,032,863)	$0.19	8.5
Non-vested shares at October 31, 2007	3,080,305	$0.19	8.5
Options granted	300,000	$0.09	9.4
Options vested	(1,967,027)	$0.18	7.5
Non-vested shares at October 31, 2008	1,413,278	$0.18	7.5

As of October 31, 2008, there was approximately $183,009 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining average vesting period of 1.3 years.

8. COMMITMENTS AND CONTINGENCIES:

Pursuant to multiple consulting agreements and a licensing agreement, the Company is contingently liable for the following:

Under an amended and restated 20-year exclusive worldwide (July 1, 2002 effective date) license agreement, the Company is obligated to pay (a) $525,000 in aggregate, divided over a three-year period as a minimum royalty after the first commercial sale of a product. Such payments are not anticipated within the next five years. (b) On December 31, 2008 the Company is also obligated to pay annual license maintenance fees of $50,000 increasing to a maximum of $100,000 per year until the first commercial sale of a licensed product. As of the date of this filing the Company didn’t pay this fee. (c) Upon the initiation of a phase III clinical trial and the regulatory approval for the first Licensor product the Company is obligated to pay milestone payments of $400,000 and $600,000, respectively. (d) Upon the achievement of the first sale of a product in certain fields, the Company shall be obligated to pay certain milestone payments, as follows: $2,500,000 shall be due for first commercial sale of the first product in the cancer field (of which $1,000,000 shall be paid within forty-five (45) days of the date of the first commercial sale, $1,000,000 shall be paid on the first anniversary of the first commercial sale; and $500,000 shall be paid on the second anniversary of the date of the first commercial sale). In addition, $1,000,000 shall be due and payable within forty-five (45) days following the date of the first commercial sale of a product in each of the following fields (a) infectious disease, (b) allergy, (c) autoimmune disease, and (d) any other therapeutic indications for which licensed products are developed. Therefore, the maximum total potential amount of milestone payments is $3,500,000 in a cancer field. The milestone payments related to first sales are not expected prior to obtaining a regulatory approval to market and sell the Company’s vaccines, and such regulatory approval is not expected within the next 5 years. In addition, the Licensor is entitled to receive a non-refundable $157,134 payment of historical license costs. Under a licensing agreement, the Licensor is also entitled to receive royalties of 1.5% on net sales in all countries. In addition, we are obligated to reimburse the Licensor for all attorneys fees, expenses, official fees and other charges incurred in the preparation, prosecution and maintenance of the patents licensed from the Licensor.

Also pursuant to our restated and amended license agreement our option terms to license from the Licensor any new future invention conceived by either Dr. Paterson or Dr. Fred Frankel in the vaccine area were extended until June 17, 2009. We intend to expand our intellectual property base by exercising this option and gaining access to such future inventions. Further, our consulting agreement with Dr. Paterson provides, among other things, that, to the extent that Dr. Paterson’s consulting work results in new inventions, such inventions will be assigned to Licensor, and we will have access to those inventions under license agreements to be negotiated. With each license (or docket and, there can be several patents per docket) an initiation fee up to $10,000 each can be negotiated. We exercised the option under this agreement twice resulting in approximately 50 patent applications. The license fees, legal expense, and other filing expenses for such applications cost approximately $376,000.

Under a consulting agreement with the Company’s scientific inventor, the Company is obligated to pay $3,000 per month until the Company closes a $3,000,000 equity financing, $5,000 per month pursuant to a $3,000,000 equity financing, $7,000 per month pursuant to a $6,000,000 equity financing, and $9,000 per month pursuant to a $9,000,000 equity financing. Currently the scientific inventor is earning $7,000 per month based on the agreement and milestones achieved.

Pursuant to a Clinical Research Service Agreement, the Company is obligated to pay service fees totaling of $697,000. As of October 31, 2008 we’ve paid $440,650 toward the $697,000 portion of the agreement. In total the pass-through expenses was $119,346 and patient cost ran $135,272 in addition to the $697,000 service fees for a total of $951,618.

The Company is obligated under a non-cancelable operating lease for laboratory and office space expiring in May 31, 2009 with aggregate future minimum payments due amounting to $44,348.

61 | P a g e

We have entered a consulting agreement with a biotech consultant. The Agreement commenced on January 7, 2005 and has a six month term, which was extended upon the agreement of both parties. The consultant provides three days per month service during the term of the agreement with assistance on its development efforts, reviewing our scientific technical and business data and materials and introducing us to industry analysts, institutional investor collaborators and strategic partners. As of October 1, 2007 we entered into a new two year agreement at a monthly fee of $5,000 including 1,500,000 warrants exercisable at $0.20 per share as consideration for his assistance in the equity raise on October 17, 2007 as well his advisory services and assistance. This agreement is cancelable within 90 days notice.

We have entered into a nonexclusive license and bailment agreement with the Regents of the University of California (“UCLA”) to commercially develop products using the XFL7 strain of Listeria monoctyogenes in humans and animals. The agreement is effective for a period of 15 years and is renewable by mutual consent of the parties. Advaxis is to pay UCLA an initial license fee and annual maintenance fees for use of the Listeria. We may not sell products using the XFL7 strain Listeria other than agreed upon products or sublicense the rights granted under the license agreement without the prior written consent of UCLA.

On January 7, 2009 the Company entered into an Agreement with a business development firm in a program to partner the Company’s vaccines. They do licensing deals and are based in New Jersey. They have experience in immunotherapies and similar to the Company’s vaccines. Their Agreement is for $5,000 per month starting in January through April 2009 and $10,000 per month from May 1 through February 2010 plus 5% of the deal, if completed in the first 24 months, 2 1/2% in the 12 months thereafter.

We have entered into a GMP compliant filing of ADXS11-001 agreement with German manufacturer to fill up to 5,000 vials of our clinical supplies. This agreement was for €84,800 and is near completion in preparation for our Phase II CIN trial.

We have entered into a master service agreement with a firm in India on September 20, 2006, a contract research organization (“CRO’) for the purpose of providing us with clinical trial management services in the country of India in connection with our Phase I clinical trial in ADXS11-001. Under the agreement we will pay Apothecaries amounts based on certain criteria detailed in the agreement such as clinical sites qualified ($1,500 per site), submitting and obtaining regulatory approval ($17,000), and numbers of patients enrolled to the clinical trial ($7,500 for each treated patient). If regulatory approval shall be obtained and 10 patients shall be recruited and treated in 6 clinical sites, we shall pay Apothecaries a total of $101,000. This project was placed on hold until our next clinical trial.

The CEO of the Company agreed to terms with the Company whereby he was named CEO and Chairman effective December 15, 2006. He may also nominate one additional Board Member of his choice subject to the By-Laws. Mr. Moore according to the terms is to receive a salary annual salary of $250,000 to increase to $350,000, subject to a successful sale by the Company of its securities for at lease $4,000,000. He is also to receive 750,000 shares of the Company stock upon the completion of sales or a sale of securities for gross proceeds of an additional $4,000,000 to be issued based on the terms of his employment agreement and the amount of the financial raise. He is eligible to receive an additional grant of 750,000 shares upon the raise of an additional $6,000,000. He will contribute up to $500,000 personally to the raise. He received a grant of 2,400,000 options at the price of $0.143 per share as of December 15, 2006 to vest monthly over 2 years. Mr. Moore is eligible to receive an additional grant of 1,500,000 shares if the company stock is $0.40 per share or higher over 40 consecutive days. He will receive a health care plan at no cost to him. In the event of a change of control and his termination by the company, he will receive one-year severance of $350,000.

The Company entered into an employment agreement with Dr. Vafa Shahabi PhD to become Head of Director of Science effective March 1, 2005, terminable on 30 days notice. Her compensation is to be $115,000 per annum with a potential bonus of $20,000.

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

9.   INCOME TAXES:

The Company has a net operating loss carry forward of approximately $16,528,502 at October 31, 2008 available to offset taxable income through 2028.  Due to change in control provisions, the Company’s utilization of these losses may be limited. The tax effects of loss carry forwards give rise to a deferred tax asset and a related valuation allowance at October 31, 2008 as follows:

Net operating losses	$6,611,401
Stock based compensation	103,142
Less valuation allowance	(6,714,543)
Deferred tax asset	$-0-

62 | P a g e

The difference between income taxes computed at the statutory federal rate of 34% and the provision for income taxes relates to the following:

	Year ended October 31, 2006	Year ended October 31, 2007	Period from March 1, 2002 (inception) to October 31, 2008

Provision at federal statutory rate	34%	34%	34%
Valuation allowance	(34)	(34)	(34)
	-0-%	-0-%	-0-%

We adopted Financial Interpretation Number 48, “Accounting for Uncertain Tax Positions” (“FIN 48”) on November 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109,” Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. We did not establish any additional reserves for uncertain tax liabilities upon adoption of FIN 48. There were no adjustments for uncertain tax positions in the current year.

We have not recognized any interest and penalties in the statement of operations because our net operating losses and tax credits are available to be carried forward.

 We will account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes.

 We do not expect that the amounts of unrecognized benefits will change significantly within the next 12 months.

 We are currently open to audit under the statute of limitations by the Internal Revenue Service and state jurisdictions for various years from our inception through 2007.

10.   RECAPITALIZATION:

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

63 | P a g e

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

The Debentures were convertible at a price equal to the lesser of (i) $0.287 per share (“Fixed Conversion Price”), or (ii) 95% of the lowest volume weighted average price of the Common Stock on the market on which the shares are listed or traded during the 30 trading days immediately preceding the date of conversion (“Market Conversion Price”). Interest was payable at maturity at the rate of 6% per annum in cash or shares of Common Stock valued at the conversion price then in effect.

 Cornell agreed that (i) it would not convert the Debenture or exercise the Warrants if the effect of such conversion or exercise would result in its and its affiliates’ holdings of more than 4.9% of the outstanding shares of Common Stock, (ii) neither it nor its affiliates will maintain a short position or effect short sales of the Common Stock while the Debentures are outstanding, and (iii) no more than $300,000 principal amount of the Debenture could be converted at the Market Conversion Price during a calendar month.

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

64 | P a g e

In connection with the private placement, we entered into a registration rights agreement with the purchasers of the securities pursuant to which we agreed to file a registration statement with the Securities and Exchange Commission with an effectiveness date within 90 days after the final closing of the offering. The resale of 49,228,334 shares of common stock and 36,921,250 shares underlying the warrants is being registered in its prospectus. The registration statement was declared effective on January 22, 2008. See Item 1:“Description of Business - Recent Developments.”

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

On September 22, 2008, Advaxis, Inc. (the “Company”) entered into a Note Purchase Agreement (the “Agreement”) with the Company’s Chief Executive Officer, Thomas Moore, pursuant to which the Company agreed to sell to Mr. Moore, from time to time, one or more senior promissory notes (each a “Note” and collectively the “Notes”) with an aggregate principal amount of up to $800,000.

The Agreement was reviewed and recommended to the Company’s Board of Directors (the “Board”) by a special committee of the Board and was approved by a majority of the disinterested members of the Board. The Note or Notes, if and when issued, will bear interest at a rate of 12% per annum, compounded quarterly, and will be due and payable on the earlier of the close of the Company’s next equity financing resulting in gross proceeds to the Company of at least $5,000,000 (the “Subsequent Equity Raise”) or February 15, 2009 (the “Maturity Date”). The Note(s) may be prepaid in whole or in part at the option of the Company without penalty or any time prior to the Maturity Date.

In consideration of Mr. Moore’s agreement to purchase the Notes, the Company agreed that concurrently with the Subsequent Equity Raise, the Company will issue to Mr. Moore a warrant to purchase the Company’s common stock, which will entitle Mr. Moore to purchase a number of shares of the Company’s common stock equal to one share per $1.00 invested by Mr. Moore in the purchase of one or more Notes. Such warrant would contain the same terms and conditions as warrants issued to investors in the Subsequent Equity Raise.

As of October 31, 2008 and pursuant to the Agreement, Mr. Moore has loaned the Company $475,000. Mr. Moore informed the Company that based on the funds generated by the NOL received on December 12, 2008 (see Note 11) and personal considerations that he may not  make full funding.  On December 15, 2008 the Board approved an amendment of the Agreements repayment terms from February 15, 2009 to June 15, 2009. In consideration for revising the repayment term the Company repaid Mr. Moore $50,000 from the $475,000 outstanding Notes thus reducing the balance to $425,000.

11. SUBSEQUENT EVENT:

In a letter dated November 13, 2008 from the New Jersey Economic Development Authority we were notified that our application for the New Jersey Technology Tax Certificate Transfer Program was preliminarily approved.  Under the State of New Jersey Program for small business we received a net cash amount of $922,020 on December 12, 2008 from the sale of our State Net Operating Losses (“NOL”) through December 31, 2007 of $1,084,729.

Item 8: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

NONE

 Item 8A: Controls And Procedures

Management’s Report on Internal Control Over Financial Reporting.

Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

65 | P a g e

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of October 31, 2008. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting —Guidance for Smaller Public Companies. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the company’s internal control over financial reporting as of October 31, 2008 and concluded that it is effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended October 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8 B: Other Information.

NONE

PART III

Item 9: Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Executive Officers, Directors, and Key Employees

The following are our executive officers and directors and their respective ages and positions as of October 31, 2008:

Name	Age	Position

Thomas Moore (1)	57	Chief Executive Officer and Chairman of the Board of Directors

Dr. James Patton (2)	51	Director

Roni A. Appel (4)	41	Director

Dr. Thomas McKearn (3)	57	Director

Richard Berman (1) (2) (3) (4)	64	Director

Dr. John Rothman	60	Executive Vice President of Clinical and Scientific Operations

Fred Cobb	61	Vice President, Finance and Principal Financial Officer

(1) Member of the Nominating and Corporate Governance Committee
(2) Member of the Audit Committee
(3) Member of the Compensation Committee
(4) Member of the Finance Committee

66 | P a g e

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

Dr. James Patton.     Dr. Patton, a Director since February 2002 served as Chairman of our Board of Directors from November 2004 until December 31, 2005 and as Advaxis’ Chief Executive Officer from February 2002 to November 2002. Since February 1999, Dr. Patton has been the Vice President of Millennium Oncology Management, Inc., which provides management services for radiation oncology care to four sites.  In addition, he has been President of Comprehensive Oncology Care, LLC since 1999, a company which owned and operated a cancer treatment facility in Exton, Pennsylvania until its sale in 2008. From February 1999 to September 2003, Dr. Patton also served as a consultant to LibertyView Equity Partners SBIC, LP, a venture capital fund based in Jersey City, New Jersey (“LibertyView”). From July 2000 to December 2002, Dr. Patton served as a director of Pinpoint Data Corp. From February 2000 to November 2000, Dr. Patton served as a director of Healthware Solutions. From June 2000 to June 2003, Dr. Patton served as a director of LifeStar Response. He earned his B.S. from the University of Michigan, his Medical Doctorate from Medical College of Pennsylvania, and his M.B.A. from the University of Pennsylvania’s Wharton School. Dr. Patton was also a Robert Wood Johnson Foundation Clinical Scholar. He has published papers regarding scientific research in human genetics, diagnostic test performance and medical economic analysis.

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

Dr. Thomas McKearn.   Dr. McKearn has served as a member of our Board of Directors since July 2002.. He brings to us a 25 plus year experience in the translation of biotechnology science into oncology products. First as one of the founders of Cytogen Corporation, then as an Executive Director of Strategic Science and Medicine at Bristol-Myers Squibb and now as the VP of Strategic Medical Affairs at GPC-Biotech, he has worked at bringing the most innovative laboratory findings into the clinic and through the FDA regulatory process for the benefit of cancer patients who need better ways to cope with their afflictions. Prior to entering the then-nascent biotechnology industry in 1981, Dr. McKearn did his medical, graduate and post-graduate training at the University of Chicago and served on the faculty of the Medical School at the University of Pennsylvania.

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

John Rothman, Ph.D. Dr. Rothman joined us in March 2005 as Vice President of Clinical Development and as of December 12, 2008 he was appointed to Executive Vice President of Clinical and Scientific Operations. From 2002 to 2005, Dr. Rothman was Vice President and Chief Technology Officer of Princeton Technology Partners. Prior to that he was involved in the development of the first interferon at Schering Inc, was director of a variety of clinical development sections at Hoffman LaRoche, and the Senior Director of Clinical Data Management at Roche. While at Roche his work in Kaposi’s Sarcoma became the clinical basis for the first filed BLA which involved the treatment of AIDS patients with interferon.

67 | P a g e

Fredrick D. Cobb. Mr. Cobb joined us in February 2006 as the Vice President of Finance and on September 7, 2006 was appointed Principal Financial Officer (PFO) and Assistant Secretary. He was the PFO and Corporate Controller for Metaphore Pharmaceuticals Inc., a private company, from June 2004 to December 2005 and PFO and Corporate Controller at the public company Emisphere Technologies, Inc. from 2001 until 2004. Prior thereto he served as Vice President and Chief Financial Officer at MetaMorphix, Inc from 1997 to 2000. Formerly Mr. Cobb served as Group Director of Bristol Myers-Squibb Science and Technology Group, where he had a 12-year career in senior financial roles. Mr. Cobb holds an M.S. in Accounting from Seton Hall University in 1997 and a B.S. degree in Management from Cornell University.

Board of Directors and Officers

Each director is elected for a period of one year at our annual meeting of stockholders and serves until the next such meeting and until his or her successor is duly elected and qualified. Officers are elected by, and serve at the discretion of, our board of directors. The compensation plan for all other non-employee Board of Directors is a combination of cash compensation per board meeting of $2,000 per meeting attended in person and $750 for each telephonic meeting and stock. Each non-employee director who attends a least 75% of the meetings on an annual basis will be issued 20,000 shares of the Company stock annually in Fiscal Year 2008 and retrospectively for Fiscal Year 2007. All committee meetings are be compensated at $2,000 per meeting attended in person held on days other than Board meeting days and all telephonic meetings are also set at $750 per meeting. This plan is contingent upon Shareholder Approval at the company’s next Annual Meeting. The board of directors may also appoint additional directors up to the maximum number permitted under our by-laws, currently nine. A director appointed will hold office until the next annual meeting of stockholders. Each of our executive officers serves at the discretion of its board of directors subject to the terms of his employment agreement and holds office until his or her successor is elected or until his or her earlier resignation or removal in accordance with our articles of incorporation and by-laws.

Meetings and Committees of the Board of Directors

During the year ended October 31, 2008 our board of directors held seven meetings and during the year ended October 31, 2007, our board of directors held seven meetings.

Audit Committee

Audit Committee

The Audit Committee of the board of directors consists of Mr. Berman and Dr. Patton with Mr. Berman serving as the Audit Committee’s financial expert as defined under Item 401(e) of Regulation S-B of the Securities Act of 1933. The Board of Directors has determined that the audit committee financial expert is independent as defined in (i) Rule 10A-3(b)(i)(ii) under the Securities Exchange Act of 1934 (the "Exchange Act") and (ii) under Section 121 B(2)(a) of the AMEX Company Guide (although our securities are not listed on the American Stock Exchange but are listed on the Over-The-Counter Bulletin Board (OTC:BB). The Audit Committee held four meetings during the year ended October 31, 2008.

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

 Compensation Committee

The Compensation Committee of the board of directors consists of Mr. Berman and Dr. McKearn. The Compensation Committee held two meetings during the years ended October 31, 2007 and 2008. The Compensation Committee determines the salaries, incentive compensation of our officers subject to applicable employment agreements, and provides recommendations for the salaries and incentive compensation of our other employees and consultants.

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

68 | P a g e

Stock options have been granted to our senior executive officers by the board of directors or the Compensation Committee both under the Stock Option Plans and outside the plans. The Committee believes that stock options provide an incentive that focuses the executive’s attention on managing us from the perspective of an owner with an equity stake in the business. Options are awarded with an exercise price equal to the market value of common stock on the date of grant, have a maximum term of ten years and generally become exercisable, in whole or in part, starting one year from the date of grant. Among our executive officers, the number of shares subject to options granted to each individual generally depends upon the level of that officer’s responsibility. The largest grants are awarded to the most senior officers who, in our view, have the greatest potential impact on our profitability and growth. Previous grants of stock options are reviewed but are not considered the most important factor in determining the size of any executive’s stock option award in a particular year. The Compensation Committee reserves the right to engage services of independent consultants to perform analyses and to make recommendations to the committee relative to executive compensation matters. None have been retained to date.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the board of directors consists of Mr. Berman and Mr. Moore. The functions of the nominating and corporate governance include the following:
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

69 | P a g e

Item 10: Executive Compensation

The following table sets forth the information as to compensation paid to or earned by a Chief Executive Officer during the twelve months ended October 31, 2006, 2007 and 2008 by our former and current executive management: It also provides similar information for the other executive officers and employees, each of whom received total compensation in excess of $100,000 for the year ended October 31, 2008:

Name and Principal Position	Year Ended October 31,	Salary ($)		Bonus ($)		Stock Award(s) ($)			Option Award(s) ($)		Non-Equity Incentive Plan Compensation (#)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation		Total ($)
Thomas Moore*	2008	$352,692	(1)	-	(2)		-		$156,364	(3)			27,626	(4)	$536.682
CEO and Chairman	2007	$220,769	(1)	$-	(2)		$172,500	(5)	$129,813	(3)		$-	$23,976	(4)	$547,058
	2006	-		-			-		-		-	-	-		-

Dr. John Rothman	2008	$255,000		$55,000			$23,378	(6)	25,092	(8)			27,862	(9)	$386,332
Executive VP of Science & Operations	2007	$173,923		$45,000			$35,508	(7)	$23,128	(8)	-	-	$27,497	(9)	$305,056
	2006	$176,538		$10,000	(10)		$14,800	(11)	$19,894	(12)	-	-	$23,328	(9)	$244,560

Fred Cobb	2008	$182,923		$40,000			$15,585	(13)	$19,977	(14)			$7,136	(16)	$265,621
VP Finance	2007	$144,731		$28,000			$16,360	(15)	$13,863	(17)	-	-	$9,358	(16)	$212,312
	2006	$97,298		-		$			$4,592	(17)	-	-	$1,292	(16)	$103,182

Dr. Vafa Shahabi	2008	$136,808		$25,000			$15,585	(13)	14,529	(19)	-	-	$7,129	(16)	$199,051
Director Research &	2007	$119,154		$20,000	(18)		$16,360	(15)	$14,529	(19)	-	-	$4,396	(16)	$174,439
Development	2006	$104,702		-			$14,800	(20)	$7,999	(19)	-	-	$3,288	(16)	$130,789

Dr. Christine Chansky	2008	$129,229		-			-		$3,576	(21)	$-	-	$9,563	(22)	$142,368
Executive Director, Product Development

Roni Appel	2008	$130,000	(23)	$-			14,615	(23)	-		-	-	-		$144,615
Former President, CEO,	2007	$229,167	(24)	$250,000	(25)		$200,000	(26)	$251,269	(27)	-	-	$35,590	(28)	$966,026
Secretary, CFO and	2006	$243,042		$20,000	(29)		$44,048	(30)	$131,229	(31)	-	-	$53,774	(32)	$492,093

J. Todd Derbin	2008	-		-			-		-		-	-	-		-
Former President and	2007	$-		$-			$-				$-	-	$-		$-
CEO	2006	$73,197	(33)	-			$3,833	(34)	$11,975	(35)	-	-	$4,043	(36)	$93,048

*Thomas Moore joined the Company on December 15, 2006 as CEO and Chairman therefore no compensation was earned in fiscal year 2006.
1.
In fiscal year 2007 his base annual compensation was $250,000 and as of November 1, 2007 it was increased to $350,000 based on the closing of the raise milestone per his employment agreement (the “agreement”).

2.	There was no bonus provided in his agreement.
3.	Per his agreement he was also granted 2,400,000 options of the Company’s common stock at a market price $0.143/share (December 15, 2006) vesting monthly over a 24month period.
4.	Based on the Company’s cost of his coverage for health care and the payment of interest earned on his loans to the Company.
5.
Per his employment agreement he also earned 750,000 shares of the Company’s common stock valued at $0.23 per share (closing market price on October 17, 2007) based on the closing of the raise milestone. The stock issued at $0.095/share.

6.
Compensation earned in stock in lieu of cash. The calculation prorates the annual $30,000 compensation on a monthly basis divided by the average monthly stock price with the minimum set at $0.20/share. As of October 31, 2008 he earned 196,339 shares which unissued.

7.
Compensation paid in stock in lieu of cash. The calculation prorates $30,000 on a monthly basis divided by the average monthly stock price with the minimum set at $0.20/share. The value is based on the market price when the shares are issued.

70 | P a g e

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

13.
Compensation paid in stock in lieu of cash. The calculation prorates $20,000 on a monthly basis divided by the average monthly stock price with the minimum set at $0.20/share. As of October 31, 2008 the employee earned 130,893shares. These shares have not been issued the value is based on the market price when the shares were earned.

14.
Based on the vesting of options for three grants (450,000 granted) of the Company’s common stock at a market price ranging from $0.26/share to $0.16/share vesting monthly over a 4 year period based on the grant date fair value price ranging from $0.25 to $0.154 (valued using Black Sholes model).

15.
Compensation paid in stock in lieu of cash. The calculation prorates the annual $20,000 compensation on a monthly basis divided by the average monthly stock price with the minimum set at $0.20/share. The value is based on the market price when the shares are issued.

16.	Based on the Company’s cost of the 401K Company match.
17.
Based on the vesting of options for two grants (300,000 granted) of the Company’s common stock at a market price ranging from $0.26/share to $0.16/share vesting monthly over a 4 year period based on the grant date fair value price ranging from $0.25 to $0.154 (valued using Black Sholes model).

18.	Cash bonus earned in fiscal year 2006 paid in fiscal year 2007.
19.
Based on the vesting of options for three grants (400,000 granted) of the Company’s common stock at a market price ranging from $0.287/share to $0.16/share vesting monthly over a 4 year period based on the grant date fair value price ranging from $0.23 to $0.10 (valued using Black Sholes model).

20.	Includes compensation in stock in lieu of cash. Earned 80,000 shares of common stock in fiscal 2005 issued in fiscal 2006.
21.
Based on the vesting of options for one grant (300,000 granting the Company’s common stock at a market price of $0.09 share vesting monthly over a 4 year period at a fair value price of $0.086 per share.

22.	Healthcare expense
23.	Settlement of LVEP Agreement cash and 153,846 shares of stock valued at $14,615
24.
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

25.	Represents a 2006 cash bonus of $250,000 paid in calendar and fiscal year 2007 per his amended consulting agreement dated December 15, 2006.
26.	Include the 1,000,000 shares of common stock awarded on December 15, 2006 and issued on January 3, 2007 per his amended consulting agreement dated December 15, 2006.
27.
Based on the vesting, accelerated vesting (as per his amended agreement of December 15, 2006) and changes in the fair value of options for two grants: (i) 1,114,344 granted at $0.287/share and (ii) 1,173,179 granted at $0.217/share of the Company’s common stock at the fair market value of $0.1785/share and $0.1834/share, respectively using Black Sholes model.

28.	Other: reimbursements for payroll taxes, healthcare cost, workers compensation, 401K match and employment related cost.
29.	Represents 2005 bonus of $20,000 cash paid in 2006
30.	Represents 2005 bonus in stock 238,528 shares paid in 2006 at $.185/share.
31.
Based on the vesting for two grants: (i) 1,114,344 granted at $0.287/share and (ii) 1,173,179 granted at $0.217/share of the Company’s common stock at the fair market value of $0.1790/share and $0.1806/share, respectively using Black Sholes model.

32.	Based on the Company’s cost of his coverage for health care, payroll taxes and 401K Company match.
33.	Mr. Derbin resigned as President and CEO on December 31, 2005 and as a Director September 7, 2006.
34.	His 2005 bonus of $3,850 was paid in 2006 by issuance of 17,422 shares of Company’s Common Stock based on $0.22 per share.
35.	Based on the vesting of grants and its fair market value using the Black Sholes model. All vested options expired unused in 2007.
36.	Health care insurance

71 | P a g e

Director Compensation Table 2006-2008

This table represents their compensation earned or paid to our directors during the twelve month period ended October 31, 2006, 2007 and 2008 to our current and former directors.

Name	Year	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Thomas A. Moore	2008	-		-		-		-	-	-	-
	2007	-		-		-		-	-	-	-
	2006	-		-		-		-	-	-	-

Roni A. Appel	2008	1,500	(1)	240		-		-	-	-	1,740
	2007	-		-		-		-	-	-	-
	2006	-		-		-		-	-	-	-

Dr. James Patton	2008	8,250	(1)	6,000	(2)	-		-	-	-	14,250
	2007	-		-		-		-	-	-	-
	2006

Dr. Thomas McKearn	2008	7,500	(1)	6,000	(2)	11,424	(3)				24,924
	2007	-		-		11,424	(3)	-	-	-	11,424
	2006	-		-		9,143	(3)	-	-	-	9,143

Martin R. Wade III*	2008	-		3,600	(2)	11,424	(3)				15,024
	2007	-		-		11,424	(3)	-	-	-	11,424
	2006					6,971	(3)				6,971

Richard Berman	2008	2,250	(1)	27,247	(4)	10,000	(6)				39,497
	2007	-		8,640	(5)	10,000	(6)	-	-	-	18,640
	2006			11,680	(5)	10,000	(6)				21,680
 *Resigned from the board in the second Fiscal quarter 2008.
1.	Based on the board compensation plan subject to approval for shareholders paying $2,000 per meeting in person and $750 per telephonic meetings, each committee meeting is compensated at $750.
2.	Based on the board compensation plan subject to approval by shareholders paying 6,000 shares a quarter if the member attends at least 75% of the meetings annually.
3.
Based on the vesting of 150,000 options of the Company’s common stock granted on 3/29/2006 at a market price of $0.261 share. Vests quarterly over a three year period at a fair value of $0.1434 share value Black Scholes Model at grant date. In 2006 based on vesting of 150,000 options of the Company’s common stock granted on 10/1/2003 at a market price of $0.1952 share. Vests quarterly over a three year period at a fair value of $0.14 per share (Black Scholes Model).

4.
Includes a retroactive adjustment of shares based on the average monthly closing prices of the company stock for the $2,000 monthly compensation verses the $0.50 per share or 4,000 shares per month. The total shares issued to date in fiscal year 2008 was 245,844 and the total shares earned but not issued was 192,899.

5.	Receives $2,000 a month in shares of the Company’s stock valued at $0.50 share. The value of the stock based on 4,000 shares times the average monthly values.
6.	Based on the vesting of 400,000 options of the Company’s common stock granted at $0.287 per share on 2/1/2005. The option vests quarterly over four years.

Option Grants In Recent Fiscal Years

The following table sets forth each grant of stock options during the twelve month period ended October 31, 2006, 2007 and 2008 to our current and former executive officers under the 2004 and 2005 stock option plans as well as the non plan. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with rules of the SEC and do not represent our estimate or projection of our common stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of our common stock, overall market conditions and the option holders’ continued employment through the vesting period. Unless the market price of our common stock appreciates over the option term, no value will be realized from the option grants made to these executive officers. The potential realizable values shown in the table are calculated by assuming that the estimated fair market value of our common stock on the date of grant increases by 5% and 10%, respectively, during each year of the option term.

72 | P a g e

The outstanding stock options described above became options for our common stock upon the Share Exchange.

Individual Grants

Name	Year	Number Of Securities Underlying Options Granted		Percent Of Total Options Granted To Employees In Fiscal Period	Exercise Price	Expiration Date	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation For Option Term($)
							5%	10%
Thomas Moore	2008	-		-	-	-	-	-
CEO Chairman	2007	2,400,000	(1)	82%	0.143	12/15/2016	$215,756	$545,919
	2006	-		-	-	-	-	-

Dr. John Rothman	2008	-		-	-	-	-	-
Executive VP of Science	2007	300,000		10%	$0.165	2/15/2017	$31,119	$78,738
and Operations	2006	150,000		7%	$0.26	3/29/2016	$24,528	$62,167

Fred Cobb	2008	-		-	-	-	-	-
Vice President Finance	2007	150,000		5%	$0.165	2/15/2017	$15,559	$39,369
	2006	150,000		7%	$0.26	2/20/2016	$19,811	$50,212
	2006	150,000		7%	$0.16	9/20/2016	$15,094	$38,257

Dr. Vafa Shahabi	2008	-		-	-	-	-	-
Director of Research &	2007	-		-	-	-	-	-
Development	2006	100,000		5%	$0.24	7/1/2016	$15,094	$38,257
	2006	150,000		7%	$0.16	9/20/2016	$15,094	$38,257

Dr. Christine Chansky	2008	300,000		100%	$0.09	3/24/2008	$16,983	$43,038
Executive Director,	2007	-		-	-	-	-	-
Product Development	2006	-		-	-	-	-	-

Roni Appel *	2008	-		-	-	-	-	-
Secretary and Chief	2007	-		-	-	-	-	-
Executive Officer	2006	1,173,179	(2)	53%	$0.217	12/31/2015	$160,113	$405,809

(1)	As of December 15, 2006, 2,400,000 options were granted per his employment agreement.

(2)	As part of Mr. Appel’s agreement all invested options vested immediately and are exercisable until the 10 year term expires.

(3)	As of January 1, 2007, 1,356,237 options previously granted and vested expired unexercised.

*	Resigned as CEO ON December 15, 2006

73 | P a g e

Aggregate Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

No options were exercised by a current or past executive officer in the 12 months ended October 31, 2006 and 2007 and 2008. The following table sets forth the value of unexercised options with respect to each of the named executive and former executive officers.

			Number Of Securities Underlying Unexercised Options At Fiscal Year-End (1)			Value Of Unexercised In-The-Money Options At Fiscal Year-End($) (2)
Name	Year	Shares Acquired On Exercise	Exercisable		Unexercisable	Exercisable	Unexercisable

Thomas Moore	2008	0	2,200,000	(3)	200,000	-	-
CEO and Chairman	2007	0	1,000,000	(3)	57,000	$1,400,000	$79,800
	2006	0	-		-	-	-

Dr. John Rothman	2008		521,250		288,750	-	-
Executive VP of	2007	0	281,250		528,750	$-	$10,500
Science and Operations	2006	0	135,000		375,000	$-	$-

Fred Cobb	2008	0	225,000		225,000	-	$-
Vice President Finance	2007	0	150,000		300,000	$1,500	$12,750
	2006	0	-		300,000	$-	$6,000
	2005	0	-		-	-	-

Dr. Vafa Shahabi	2008	0	262,500		137,500	-	$-
Director Research &	2007	0	162,500		237,500	$1,500	$4,500
Development	2006	0	56,250		343,750	$-	$6,000

Dr. Christine Chansky	2008	0	-		300,000	-	-
Executive Director,	2007	0	-		-	-	-
Product Development	2006	0	-		-	-	-

Roni Appel (4)	2008	0	2,379,090		-	-	-
Secretary, Chief Financial	2007	0	2,379,090		-	-	-
Officer, and Director	2006	0	997,045		1,382,045	$-	$-

J. Todd Derbin	2008	0	-		-	$0	$0
President, Chief Executive	2007	0	-		-	$0	$0
Officer, and Director	2006	0	1,356,236	(5)	-	$4,445	-

(1)
Certain of the options are immediately exercisable as of the date of grant but any shares purchased are subject to repurchase by us at the original exercise price paid per share if the optionee ceases service with us before vesting in such shares.

(2)
The price at end of fiscal year ending October 31, 2008 is based on the closing price of $0.04 per share. The price at fiscal year ending. October 31, 2007 and 2006 is based on the closing price of $0.20 per share for both dates.

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

The compensation plan for all other non-employee directors is a combination of cash compensation per board meeting of $2,000 per meeting attended in person and $750 for each telephonic meeting and stock. Each non-employee director who attends a least 75% of the meetings on an annual basis will be issued 20,000 shares of the Company stock annually in Fiscal Year 2008 and retrospectively for Fiscal Year 2007. All committee meetings are to be compensated at $2,000 per meeting attended in person held on days other than Board meeting days and all telephonic meetings are also set at $750 per meeting. This plan is contingent upon Shareholder Approval at the company’s next Annual Meeting.

74 | P a g e

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

Except when agreed to by the board or the administrator of the 2005 Plan, no stock option may be transferred by an optionee other than by will or the laws of descent and distribution, and, during the lifetime of an optionee, the option will be exercisable only by the optionee. In the event of termination of employment or engagement other than by death or disability, the optionee will have no more than three months after such termination during which the optionee shall be entitled to exercise the option, unless otherwise determined by the board of directors. Upon termination of employment or engagement of an optionee by reason of death or permanent and total disability, the optionee’s options remain exercisable for one year to the extent the options were exercisable on the date of such termination. No similar limitation applies to non-qualified options.

75 | P a g e

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

Employment Agreements

Thomas A. Moore. On August 21, 2007, the Company and Mr. Moore executed an employment agreement memorializing their oral agreement on December 15, 2006. It provides for him to receive an annual salary of $250,000 which increased to $350,000 upon the sale by the Company in October 2007 of its securities for gross proceeds of at least $4,000,000 (the gross proceeds were $9,689,000) which pursuant to the terms of the agreement will entitle him to receive in event of termination of his employment by the Company severance equal to a year’s salary at the then compensation level. If the Company effects sales of securities during his term for 10,000,000 (including the foregoing sale) the agreement provides that he is to be granted an additional 750,000 shares of our common stock. On December 15, 2006, the commencement date of his employment, he was granted a five-year option to purchase 2,400,000 shares of our common stock at a price of $0.143 per share (market close 12/15/2006) which vest in equal monthly installments over a 24 month period ending December 2008. The agreement also provides for an award to him of 2,400,000 shares of common stock if during his term the “market price” as defined of our common stock is at least $0.40 per share for 40 consecutive days. The agreement also provides for the grant of the options in the agreement and 100% vesting of all his options upon a sale or change of control of the Company while he is employed.

Vafa Shahabi, Ph.D. Dr. Shahabi has been Head of Director of Science effective March 1, 2005, terminable on 30 days. Her duties are to work on and/or manage research and development projects as specified by the Company. The compensation is $115,000 per annum with a potential bonus of $20,000.

Dr. John Rothman. The Company entered into an employment agreement with Dr. Rothman, Ph.D. to become Vice President of Clinical Development effective March 7, 2005 for an initial term of one year and terminable thereafter upon 30 days notice. His compensation is $170,000 per annum, to increase to $180,000 upon the closing of a $15 million equity financing. Upon meeting incentives to be set by the Company, he will receive a bonus of up to $45,000.

Fredrick D. Cobb. The Company entered into an employment agreement with Fred Cobb to become Vice President of Finance effective February 20, 2006 terminable on 30 days notice. His compensation is $140,000 per annum. Upon meeting incentives to be set by the Company, he will receive a bonus of up to $28,000.

Christine Chansky, MD, JD. The Company entered into an employment agreement with Christine Chansky to become Executive Director, Product Development effective March 24, 2008. Her compensation of $210,000 per annum, with a bonus of up to 30%, awarded on or about March 1 of the following calendar year with 300,000 options granted of Advaxis stock priced at $.09 per share. These options vest over four years, 75,000 on the first anniversary of her employment, and quarterly over the next three years, consistent with the Company 2005 Stock Option Plan.

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

76 | P a g e

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL STOCKHOLDERS

The following table sets forth   certain information with respect to the beneficial ownership, as of October 31, 2008 of,
•	each person who is known by us to be the owner of record or beneficial owner of more than 5% of our outstanding Common Stock and each person who owns less than 5% but is significant nonetheless;

•	each of our directors;

•	our chief executive officer and each of our executive officers; and

•	all of our directors and executive officers as a group.

As used in the table below and elsewhere in this the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to or direct the vote and/or sole or shared investment power, including the power to dispose or direct the vote disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following October 31, 2008. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

This table is based upon information supplied by our directors, officers, and principal stockholders and Schedule 13Gs filed with the SEC. Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 109,319,520 shares of common stock outstanding as of October 31, 2008, adjusted as required by the rules promulgated by the SEC. Unless otherwise indicated, the address for each of the individuals and entities listed in this table is the technology Centre of NJ, 675 Route One, Suite B113, North Brunswick, NJ 08902.

Name and Address of Beneficial Owner	Number of Shares of Registrant Common Stock Beneficially Owned as of October 31, 2008		Percentage of Class Beneficially Owned*
Thomas A. Moore(1)	5,825,700	(3)	5.2

J. Todd Derbin(1)	1,134,563	(4)	1.0

Roni Appel(1)(2)	6,515,224	(5)	5.8

Richard Berman(1)	905,743	(6)	0.8

Dr. James Patton(1)	3,273,812	(7)	3.0

Dr. Thomas McKearn(1)	650,925	(8)	0.6

Martin R. Wade III(1)	115,500	(9)	0.1

Dr. John Rothman(2)	1,043,989	(10)	1.0

Fredrick Cobb(2)	474,354	(11)	0.4

Estate of Scott Flamm(1)	3,202,765	(12)	2.9

The Trustees of the University of Pennsylvania Center for Technology Transfer, University of Pennsylvania 3160 Chestnut Street, Suite 200 Philadelphia, PA 19104-6283	6,339,282	(13)	5.8

Centrecourt Asset Management 350 Madison Avenue New York, NY 10017	10,045,082	(14)	9.2

Platinum Long Term Growth VII. 152 West 57th Street, 54th Floor New York, NY 10019	6,689,248	(15)	5.91

Casterigg Master Investments, Ltd. Sandell Asset Management Corp. 40 W. 57 th Street 26 th Floor New York, NY 10019	6,655,801	(16)	9.99

All Directors and Officers as a Group (8 people)	18,801,246	(17)	16.9

77 | P a g e

 * Based on 109,319,520 shares of common stock outstanding as of October 31, 2008.
(1)	Director, except for Mr. Derbin who served as a Director until his resignation on September 6, 2006 and Mr. Flamm served as a Director until his death in January 2006
(2)	Mr. Appel ceased to be an officer on December 15, 2006
(3)
Represents 3,425,700 shares, and 2,400,000 options exercisable within 60 days of October 31, 2008. Mr. Moore but does not reflect 2,100,000 warrants issue and 475,000 earned but not issued because such warrants are not exercisable within 60 days due to the ownership in 4.99% restriction under the current circumstances, exercisable within the 60 Day Period.

(4)	Reflects 469,982 shares, and 664,581 warrants to purchase shares. Mr. Derbin resigned from the board effective September 6, 2006.
(5)
Represents 4,130,134 shares, and 2,379,090 options owned by Mr. Appel and 6,000 shares earned but not issued (Includes 91,567 transferred from Carmel.) but does not reflect 900,579 warrants because such warrants are not exercisable within 60 days due to the ownership in 4.99% restriction under the current circumstances, exercisable within the 60 Day Period. (The 900,579 warrants includes 768,970 warrants transferred from Carmel.) Per the Third Amended LVEP Consulting agreement dated December 15, 2006 Mr. Appel was issued 1,000,000 shares and all his previously granted options unvested became fully vested and exercisable for the remainder of their term.

(6)	Reflects 337,844 shares issued, 192,899 shares earned not issued and 375,000 options exercisable within 60 days of October 31, 2008.
(7)	Reflects 2,820,576 shares, and 73,253 options exercisable within 60 days of October 31, 2008, and 331,983 warrants and 48,000 shares earned but not issued.
(8)	Reflects 179,290 shares, 220,263 options exercisable within 60 days of October 31, 2008 and 203,372 warrants and 48,000 shares earned but not issued.
(9)	Reflects options exercisable within 60 days of October 31, 2008 and 24,000 shares earned but not issued. He resigned in February 2008.
(10)	Reflects 275,775 shares issued, 196,339 shares earned but not issued and 571,875 options exercisable within 60 days of October 31, 2008.
(11)	Reflects 90,336 shares issued, 130,893 shares earned but not issued and 253,125 options exercisable within 60 days of October 31, 2008.
(12)
Reflects 125,772 shares, 91,567 options and 282,729 warrants owned by the estate and 2,621,325 shares beneficially owned by Flamm Family Partners LP, of which the estate is a partner and reflects 81,372 warrants. It excludes 98,664 shares and 197,329 warrants owned by an immediate family member.

(13)	Shares only
(14)
Reflects an aggregate of 10,045,082 shares owned by CAMOFI Master COC and CAMHZN Master LDC, but does not include 15,816,666 warrants. Centrecourt Asset Management, LLC is the investment manager of such purchaser. All warrants provide they may not be exercised if following the exercise, the holder will be deemed to be the beneficial owner of more than 9.99% of our outstanding shares of common stock. Based on information set forth in a Schedule 13G filed with the SEC on October 17, 2007 by Richard Smithline reporting sole power to vote or direct the vote over 25,839,769 shares and the sole power to dispose or to direct the disposition of 25,839,769 shares (comprised of 8,023,103 shares of Common Stock and 12,653,332 shares of Common Stock underlying Warrants held by CAMOFI, of which Mr. Smithline is a director and 2,000,000 shares of Common Stock and 3,163,334 shares of Common Stock underlying Warrants held by CAMHZN Master LDC, of which Mr. Smithline is a director). Centrecourt: 25,839,769 shares (comprised of 8,023,103 shares of Common Stock and 12,653,332 shares of Common Stock underlying Warrants held by CAMOFI, of which Centrecourt is the investment manager and 2,000,000 shares of Common Stock and 3,163,334 shares of Common Stock underlying Warrants held by CAMHZN Master LDC, of which Centrecourt is the investment manager). CAMOFI Master LDC has the sole power to vote of direct the vote over 20,676,435 shares (comprised of 8,023,103 shares of Common Stock and 12,653,332 shares of Common Stock underlying Warrants). Percent of Class: Mr. Smithline, Centrecourt and CAMOFI are 9.99%, 9.99% and 9.99%, respectively. Pursuant to the terms of the Warrant Agreements, Advaxis, Inc. has agreed that the number of shares of Common Stock that may be acquired by the holder of any Warrants upon any conversion thereof (or otherwise in respect thereof) shall be limited to the extent necessary to insure that, following such conversion (or other issuance), the total number of shares of Common Stock then beneficially owned by such a holder does not exceed 9.99% of the total number issued and outstanding shares of Common Stock. If not for the 9.99% restriction described above, the ownership percentages held by each Mr. Smithline, Centrecourt and CAMOFI would be 21.3%, 21.3% and 17.5%, respectively.

(15)
Reflects 6,689,248 shares and but excludes 5,000,000 warrants. All warrants provide they may not be exercised if following the exercise, the holder will be deemed to be the beneficial owner of more than 4.99% of our outstanding shares of common stock.

78 | P a g e

(16)
Reflects 6,655,801 shares but excludes 4,975,000 warrants. All warrants provide they may not be exercised if following the exercise, the holder will be deemed to be the beneficial owner of more than 4.99% of our outstanding shares of common stock. Based on information set forth in a Schedule 13G filed with the SEC on October 12, 2007 by Casterigg Master Investments Ltd. reporting sole power to vote or direct the vote over 6,666,667 shares and the sole power to dispose or to direct the disposition of 6,666,667 shares or 6.18% of class. As of the date of this filing, each of Castlerigg Master Investments Ltd., Sandell Asset Management Corp., Castlerigg International Limited, Castlerigg International holdings Limited and Thomas E. Sandell may be deemed the beneficial owner of the 6,666,667 shares of Common Stock held by Castlerigg Master Investments Ltd. In addition to the 6,666,667 shares of Common Stock beneficially owned by Castlerigg Master Investments Ltd., Casterigg Master Investments Ltd. Holds warrants to purchase 5,000,000 shares of Common Stock of the Company. However, pursuant to the terms of the warrants, Castlerigg Master Investments cannon exercise any of these warrants until such time as Castlerigg Master Investments Ltd. Would not beneficially own, after any exercise, more than 4.99% of the outstanding Common Stock (the “Blocker”).

(17)	Includes an aggregate of 6,360,106 options, 535,354 warrants and 646,136 shares.

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

The Company entered into a consulting agreement with LVEP Management LLC (LVEP) dated as of January 19, 2005, and amended on April 15, 2005 and October 31, 2005, pursuant to which Mr. Roni Appel served as Chief Executive Officer, Chief Financial Officer and Secretary of the Company and was compensated by consulting fees paid to LVEP. LVEP is owned by the estate of Scott Flamm (deceased January 2006) previously, one of our directors and a principal shareholder. Pursuant to an amendment dated December 15, 2006 (“effective date”) Mr. Appel resigned as President and Chief Executive Officer and Secretary of the Company on the effective date, but remains as a board member and consultant to the company. The term of the agreement as amended is 24 months from effective date. Mr. Appel will devote 50% of his time over the first 12 months of the consulting period. Also as a consultant, he will be paid at a rate of $22,500 per month in addition to benefits as provided to other company officers. He will receive severance payments over an additional 12 months at a rate of $10,416.67 per month and shall be reimbursed for family health care. All his stock options became fully vested on the effective date and are exercisable over the option term. Also, Mr. Appel was issued 1,000,000 shares of our common stock. He received a $250,000 bonus $100,000 paid on January 3, 2007 and the remainder paid in October 2007. The Company and LVEP agreed to a one time payment of $130,000 and $14,615.37 in company stock (153,846 shares) in settlement of the final two months compensation and the 12 months severance.

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

On August 24, 2007, we issued and sold an aggregate of $600,000 principal amount promissory notes bearing interest at a rate of 12% per annum and warrants to purchase an aggregate of 150,000 shares of our common stock to three investors including Thomas Moore, our Chief Executive Officer. Mr. Moore invested $400,000 and received warrants for the purchase of 100,000 shares of Common Stock. The promissory note and accrued but unpaid interest thereon were convertible at the option of the holder into shares of our common stock upon the closing by the Company of a sale of its equity securities aggregating $3,000,000 or more in gross proceeds to the Company at a conversion rate which shall be the greater of a price at which such equity securities were sold or the price per share of the last reported trade of our common stock on the market on which the common stock is then listed, as quoted by Bloomberg LP. At any time prior to conversion, we had the right to prepay the promissory notes and accrued but unpaid interest thereon. Mr. Moore converted his $400,000 bridge investment into 2,665,667 shares of common stock and 2,000,000 $0.20 warrants based on the terms of the private placement. He was paid $7,101.37 interest in cash.

On September 22, 2008 Mr. Moore entered into a senior promissory note agreement and as of October 31, 2008 the outstanding balance was $475,000. He earned $3,873 in interest and 475,000 warrants to be priced at the amount of the next financing. As of December 12, 2008 the Board approved an amendment to the repayment terms of his Agreement and as compensation for moving the repayment term from February 15, 2009 to June 15, 2009 the company repaid $50,000 on December 15, 2008.

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

79 | P a g e

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

Director Independence

In accordance with the disclosure requirements of the Securities and Exchange Commission, and since the Over-The-Counter Bulletin Board (OTC:BB) does not have its own rules for director independence, the Company has adopted the director independence definitions as proposed by Section 121 B(2)(a) of the AMEX Company Guide. Although we are not presently listed on any national securities exchange, each of our directors, other than Mr. Thomas A. Moore and Roni Appel, is independent in accordance with the definition set forth in the AMEX Company Guide. Mr. Moore was an independent director of the Company during the fiscal year ended October 31, 2006 and continued to be an independent director until he became Chief Executive Officer on December 15, 2006. Mr. Appel was not independent until December 16, 2007 the end of his consulting agreement with the Company. Each current member of the Audit Committee and Compensation Committee was an independent director under the AMEX standards. The Board considered the information included in transactions with related parties as outlined above along with other information the Board of Directors considered relevant, when considering the independence of each director.

80 | P a g e

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

81 | P a g e

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

82 | P a g e

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

Exhibit 10.42(i)
Consulting Agreement dated June 1, 2006 between the Company and Biologics Consulting Group Inc. Amended on June 1, 2007. Incorporated by reference to Exhibit 10.42(i) to Annual Report on Form 10-KSB filed with the SEC on January 16, 2008.

Exhibit 10.44
Master Contract Service Agreement between the Company and MediVector, Inc. dated May 20, 2007. Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-KSB filed with the SEC on January 16, 2008.

Exhibit 10.45
Letter Agreement, dated November 28, 2007, between Crystal Research Associates, LLC and the Company. Incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-KSB filed with the SEC on January 16, 2008.

Exhibit 10.46
Service Schedule, dated September 21, 2007, to the Strategic Collaboration and Long Term Vaccine Supply Agreement, dated October 31, 2005, between the Company and Cobra Biomanufacturing Plc. Incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-KSB filed with the SEC on January 16, 2008.

Exhibit 10.47
Service Schedule, dated May 22, 2007, to the Strategic Collaboration and Long Term Vaccine Supply Agreement, dated October 31, 2005, between the Company and Cobra Biomanufacturing Plc. Incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-KSB filed with the SEC on January 16, 2008.

Exhibit 10.48	Consulting Agreement, dated May 1, 2007 between the Company and Bridge Ventures, Inc. Incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-KSB filed with the SEC on January 16, 2008.
Exhibit 10.49	Consulting Agreement, dated August 1, 2007 between the Company and Dr. Filer. Incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-KSB filed with the SEC on January 16, 2008.
Exhibit 10.50**	Employment Agreement dated February 29, 2008 between the Company and Christine Chansky.
Exhibit 10.51	Note Purchase Agreement, dated September 22, 2008 by and between Thomas A. Moore and Advaxis, Inc. Incorporated by reference to Form 8K filed on September 30, 2008.
Exhibit 10.52	Note Purchase Agreement, dated September 22, 2008 by and between Thomas A. Moore and Advaxis, Inc. amended on December 15, 2008. Incorporated by reference to Form 8K filed on December 19, 2008.
Exhibit 10.53**	Note Purchase Agreement dated November 10, 2003 by and between Biotechnology Greenhouse Corporation and Advaxis, Inc.
Exhibit 10.54**	Note Purchase Agreement dated December 17, 2003 by and between Biotechnology Greenhouse Corporation and Advaxis, Inc.
Exhibit 10.55**	Lease Extension Agreement dated June 1, 2008 by and between New Jersey Economic Development Company and Advaxis, Inc. on June 1, 2008
Exhibit 10.56**	Agreement dated October 31, 2007 by and between Cobra Biomanufacturing Plc and Advaxis, Inc.
Exhibit 10.57**	Technical/Quality Agreement Agreement dated April 17, 2008 and the Project Agreement 1 dated May 6, 2008 by and between Vibalogics GmbH and Advaxis, Inc.
Exhibit 10.58**	Master Service Agreement dated April 7, 2008 by and between Vibalogics GmbH and Advaxis, Inc.
Exhibit 10.59**	Consultancy Agreement, dated as of December 8, 2008, by and between The Sage Group and Advaxis, Inc.
Exhibit 10.60**	Service Agreement dated January 1, 2009 by and between AlphaStaff and Advaxis, Inc.
Exhibit 10.61**	Letter of Intent dated November 20, 2008 by and between Numoda and Advaxis, Inc.
Exhibit 10.62**	Consulting Agreement dated December 1, 2008 by and between Conrad Mir and Advaxis, Inc.
Exhibit 14.1	Code of Ethics. Incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K filed with the SEC on November 18, 2004.
Exhibit 23.1**	Consent of McGladrey & Pullen, LLP.
Exhibit 24.1	Power of Attorney (Included on the signature page)
Exhibit 31.1**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer (filed herewith).
Exhibit 31.2**	Rule 13a-14(a)/15d-14(a) Certification by the Principal Financial Officer (filed herewith).
Exhibit 32.1**	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

** Filed herewith

83 | P a g e

Item 14: Principal Accountant Fees and Services

McGladrey & Pullen, LLP (“M&P”) have billed and anticipate billing the Company as follows for the year ended October 31, 2008. As we have previously disclosed, a majority of the partners of Goldstein Golub Kessler LLP (“GGK”) became partners of M&P. As a result, GGK resigned as auditors of the Company effective November 28, 2007 and M&P were appointed as auditors for the Company’s annual financial statements for the year ended October 31, 2007.

M&P has a continuing relationship with RSM McGladrey Inc. (“RSM”), from which it leased auditing staff who were full time, permanent employees of RSM and through which its partners provided non-audit services. M&P manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

The following table sets forth the fees billed by our independent accountants for each of our last two fiscal years for the categories of services indicated.

	Fiscal Year 2008	Fiscal Year 2007
Audit Fees-McGladrey and Pullen LLP	$87,704	$35,000
Audit Fees-Goldstein Golub Kessler LLP	$-	$22,653
Audit Related Fees-McGladrey and Pullen LLP	$10,000
Audit-Related Fees- Goldstein Golub Kessler LLP	-	$7,300
Tax Fees-RSM McGladrey, Inc. (1)	$16,622	-
Total	$114,326	$64,953
 (1 Consists of professional services rendered by a Company aligned with out principal accountant for tax compliance and tax advice.

Audit Fees: The Company recorded fees of $87,704 and $57,653, respectively, for M&P and GGK in connection with its audit of the Company’s financial statements for the fiscal years ended October 31, 2008 and 2007 and its review of the Company’s interim financial statements included in the Company’s Quarterly Reports on Form 10-Q for the periods ended January 31, April 30, and July 31.

Audit-Related Fees: The Company recorded fees of $10,000 and $7,300 respectively, to M&P and GGK to perform audit-related services for the fiscal years ended October 31, 2008 and 2007, primarily for review of comments to the Securities and Exchange Commission in its review of securities registration documents and the Company’s replies and for assistance with private placement memorandums and other document reviews.

Tax Fees: Starting in fiscal year ended October 31, 2008 the company engaged RSM McGladrey, Inc. to amend and prepare the Company’s 2007 tax returns and amend years 2004, 2005, 2006 and 2007. The total fees for the service rendered were $16,622. Preparation of the corporate tax returns were not performed by M&P in fiscal year ended October 31, 2007.

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

84 | P a g e

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in North Brunswick, Middlesex County, State of New Jersey, on the 29 day of January, 2009.

ADVAXIS, INC.

By:	/s/ Thomas Moore
Thomas Moore, Chief Executive Officer and Chairman of the Board

85 | P a g e

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Thomas Moore	Chief Executive Officer and Chairman of the Board	January 29, 2009
Thomas Moore	(Principal Executive Officer)

/s/ Fredrick Cobb	Vice President, Finance	January 29, 2009
Fredrick Cobb	(Principal Financial and Accounting Officer)

/s/ John M. Rothman	Executive Vice President of Science and Operations	January 29, 2009
John M. Rothman	(Chief Operating Officer)

/s/ Roni Appel	Director	January 29, 2009
Roni Appel

/s/ Thomas McKearn	Director	January 29, 2009
Thomas McKearn

/s/ James Patton	Director	January 29, 2009
James Patton

/s/ Richard Berman	Director	January 29, 2009
Richard Berman

86 | P a g e