Form 10-Q
period 2009-01-31
Advaxis, Inc.
filed 2009-03-13
CIK 1100397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended January 31, 2009

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

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The number of shares of the Registrant's common stock, $0.001 par value, outstanding as of March 11, 2009 was 112,338,244.

ADVAXIS, INC.
(A Development Stage Company)
January 31, 2009

INDEX

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet at January 31, 2009 (unaudited) and October 31, 2008	3

	Statements of Operations for the three month periods ended January 31, 2009 and 2008 and the period March 1, 2002 (inception) to January 31, 2009 (unaudited)	4

	Statements of Cash Flow for the three month periods ended January 31, 2009 and 2008 and the period March 1, 2002 (inception) to January 31, 2009 (unaudited)	5

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6.	Exhibits	18

SIGNATURES		19

     All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

2 | Page

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADVAXIS, INC.
(A Development Stage Company)
BALANCE SHEETS

	January 31, 2009	October 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash	$199,783	$59,738
Prepaid expenses	27,364	38,862
Total Current Assets	227,147	98,600

Property and Equipment, net	81,985	91,147
Intangible Assets, net	1,210,183	1,137,397
Other Assets	3,876	3,876
Total Assets	$1,523,191	$1,331,020

LIABILITIES & SHAREHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$1,008,652	$998,856
Accrued expenses	538,331	603,345
Notes payable - current portion including interest payable	528,042	563,317
Total Current Liabilities	2,075,025	2,165,518

Notes payable - net of current portion	826	4,813
Total Liabilities	2,075,851	$2,170,331

Shareholders’ Deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock - $0.001 par value; authorized 500,000,000 shares, issued and outstanding 111,915,464 as of January 31, 2009; and 109,319,520 as of October 31, 2008	111,914	109,319
Additional Paid-In Capital	16,686,472	16,584,414
Deficit accumulated during the development stage	(17,351,046)	(17,533,044)
Total Shareholders' Deficiency	$(552,660)	$(839,311)
Total Liabilities & Shareholders’ Deficiency	$1,523,191	$1,331,020

  The accompanying notes are an integral part of these financial statements.

3 | Page

ADVAXIS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)
	3 Months Ended January 31,	3 Months Ended January 31,	Period from March 1, 2002 (Inception) to January 31,
	2009	2008	2009
Revenue	$-	$22,403	$1,325,172

Research & Development Expenses	179,174	682,163	8,037,158
General & Administrative Expenses	545,454	772,590	10,554,021
Total Operating expenses	724,628	1,454,752	18,591,179

Loss from Operations	(724,628)	(1,432,350)	(17,266,007)

Other Income:
Interest expense	(15,396)	(1,987)	(1,099,879)
Other Income	2	32,714	246,459
Gain on note retirement	-	-	1,532,477
Net changes in fair value of common stock warrant liability and embedded derivative liability	-	-	(1,642,232)
Net (loss) before benefit for income taxes	(740,022)	(1,401,623)	(18,229,182)

Income tax benefit	922,020	-	922,020

Net income (loss) after tax	181,998	(1,401,623)	(17,307,162)

Dividends attributable to preferred shares	-	-	43,884

Net income loss applicable to Common Stock	$181,998	$(1,401,623)	$(17,351,046)

Net income (loss) per share, basic	$0.00	$(0.01)

Net income (loss) per share, diluted	$0.00	$(0.01)

Weighted average number of shares outstanding, basic	110,222,457	107,957,977

Weighted average number of shares outstanding, diluted	110,222,457	107,957,977

The accompanying notes are an integral part of these financial statements.

4 | Page

ADVAXIS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	3 Months ended January 31,	3 Months ended January 31,	Period from March 1, 2002 (Inception) to January 31,
	2009	2008	2009
OPERATING ACTIVITIES
Net income (loss)	$181,998	$(1,401,623)	$(17,307,162)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash charges to consultants and employees for options and stock	52,676	51,889	1,905,906
Amortization of deferred financing costs	-	-	260,000
Impairment of intangible assets	26,087	-	26,087
Non-cash interest expense	14,722	1,007	532,907
Loss (Gain) on change in value of warrants and embedded derivative	-	-	1,642,232
Value of penalty shares issued	-	-	149,276
Depreciation expense	9,162	8,794	101,252
Amortization expense of intangibles	17,349	15,858	330,860
Gain on note retirement		-	(1,532,477)
Decrease (Increase) in prepaid expenses	11,498	52,044	(27,364)
Increase in other assets	-	-	(3,876)
Increase in accounts payable	61,774	14,043	1,497,836
(Decrease) Increase in accrued expenses	(65,014)	121,641	522,144
Increase in interest payable	-	-	18,291
Increase (Decrease) in deferred revenue	-	52,597	-
Net cash provided by (used in) operating activities	310,252	(1,083,750)	(11,884,088)
INVESTING ACTIVITIES
Cash paid on acquisition of Great Expectations	-	-	(44,940)
Purchase of property and equipment	-	(6,969)	(137,657)
Cost of intangible assets	(116,222)	(42,834)	(1,642,082)
Net cash used in Investing Activities	(116,222)	(49,803)	(1,824,679)
FINANCING ACTIVITIES
Proceeds from convertible secured debenture			960,000
Cash paid for deferred financing costs			(260,000)
Principal Payments on notes payable	(53,985)	(3,546)	(160,904)
Proceeds from notes payable			1,746,224
Net proceeds of issuance of Preferred Stock			235,000
Payment on cancellation of Warrants			(600,000)
Proceeds of issuance of Common Stock, net of issuance costs		(78,012)	11,988,230
Net cash (used in) provided by Financing Activities	(53,985)	(81,558)	13,908,550
Net increase (decrease) in cash	140,045	(1,215,111)	199,783
Cash at beginning of period	59,738	4,041,984	-
Cash at end of period	$199,783	$2,826,873	$199,783

 The accompanying notes are an integral part of these financial statements.

5 | Page

Supplemental Schedule of Noncash Investing and Financing Activities

	3 Months ended January 31,	3 Months ended January 31,	Period from March 1, 2002 (Inception) to January 31,
	2009	2008	2009
Equipment acquired under notes payable	-	-	$45,580
Common Stock issued to Founders	-	-	$40
Notes payable and accrued interest converted to Preferred Stock	-	-	$15,969
Stock dividend on Preferred Stock	-	-	$43,884
Accounts Payable converted to Common Stock	$51,978	-	$51,978
Notes payable and accrued interest converted to Common Stock	-	-	$2,513,158
Intangible assets acquired with notes payable	-	-	$360,000
Debt discount in connection with recording the original value of the embedded derivative liability	-	-	$512,865
Allocation of the original secured convertible debentures to warrants	-	-	$214,950
Warrants Issued in connection with issuance of common stock	-	-	$1,505,550

 The accompanying notes are an integral part of these financial statements.

6 | Page

  ADVAXIS, INC.
NOTES TO THE FINANCIAL STATEMENTS (unaudited)

1.	Nature of Operations and Liquidity

Advaxis, Inc. is a development stage biotechnology company with the intent to develop safe and effective cancer vaccines that utilize multiple mechanisms of immunity. We are developing a live Listeria vaccine technology under license from the University of Pennsylvania (“Penn”) which secretes a protein sequence containing a tumor-specific antigen. We believe this vaccine technology is capable of stimulating the body’s immune system to process and recognize the antigen as if it were foreign, generating an immune response able to attack the cancer. We believe that this to be a broadly enabling platform technology that can be applied to the treatment of many types of cancers, infectious diseases and auto-immune disorders.

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

Since our inception in 2002 we have focused our research and development efforts upon understanding our technology and establishing a product development pipeline that incorporates this technology in the therapeutic cancer vaccines area targeting cervical, head and neck, prostate, breast, and a pre cancerous indication of Cervical Intraepithelial Neoplasia (CIN). Although no products have been commercialized to date, research and development and investment continues to be placed behind the pipeline and the advancement of this technology. Pipeline development and the further exploration of the technology for advancement entail risk and expense. It is anticipated that ongoing operational costs for the development stage company will increase significantly as we expect to begin several clinical trials starting this fiscal year.

As of January 31, 2009, we had $199,783 in cash, a deficit of $1,847,878 in working capital, $528,868 in notes and interest payable, stockholders deficiency of $552,660 and an accumulated deficiency of $17,351,046.

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

Our net income after tax for the three months ended January 31, 2009 was $181,998 due to the $922,020 income received in this period from the New Jersey Technology Tax Certificate Transfer Program.

Since our inception until January 31, 2009, the Company has reported accumulated net losses of $17,351,046 and recurring negative cash flows from operations. In order to maintain sufficient cash and investments to fund future operations, we are seeking to raise additional capital and reduce expenses over the March through May 2009 time period through various financing alternatives. During the fiscal year ended October 31, 2008 the Company received $475,000 from Notes provided by our CEO, Thomas Moore.  Although the Company repaid him $50,000 in the three months ended January 31, 2009, he has agreed to offer up to $475,000 in additional notes or $100,000 in excess of his $800,000 Note Purchase Agreement. In addition, the Company sold its New Jersey Net operating Losses to the New Jersey Economic Development Administration (”NJEDA”) on December 12, 2008 for $922,020 and has reduced the salaries of all our highly compensated employees effective as of January 4, 2009.  We estimate that these measures are sufficient to finance our currently planned operations to May 2009.

Since inception through January 31, 2009, all of the Company’s revenue has been from grants.

2.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim period. These interim Financial Statements should be read in conjunction with the Company’s Financial Statements and Notes for the year ended October 31, 2008 filed on Form 10-KSB. We believe these financial statements reflect all adjustments (consisting only of normal, recurring adjustments) that are necessary for a fair presentation of our financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year.

7 | Page

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

Our short term financing plans consist of our CEO, Thomas Moore offering to provide up to $475,000 in additional notes, continued use of the $922,020 proceeds of the sale of New Jersey Net operating Losses provided by the New Jersey Economic Development Administration (”NJEDA”) on December 12, 2008 and the reduction the salaries of all our highly compensated employees effective as of January 4, 2009.  We estimate that these measures and Mr. Moore’s offer to loan an additional $100,000 to the Company in excess of his $800,000 Note Purchase Agreement are sufficient to finance our currently planned operations to May 2009. In February 2009, the Company borrowed in additional $150,000 from Mr. Moore under this promissory note commitment.

We believe this is time enough to allow us to raise a minimum of $6,500,000 up to a maximum of $17,500,000 in funds by May 2009.  Whether we are successful in raising the minimum or maximum, these funds should meet our financial needs over the next twenty-two months. If the minimum amount is raised then we anticipate starting a phase II trial in invasive cervical cancer in India this July and two trials in the US with unspecified start dates to be sponsored by the National Institute of Health (“NIH”) all using our ADXS111-001 investigational drug.  As part of our strategy to enhance our development efforts on March 10, 2009 we filed a request for Orphan Drug Designation in cervical cancer with the FDA, which, if approved, offers faster regulatory review and market exclusivity to the company for a period of seven years. Under this minimum funding plan we will need to reduce staff, maintain salary reductions on those employees remaining and cut research efforts. As the funds exceed the minimum level our first priority will be to avoid any staff reduction.

Use of Estimates- The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material. The most significant estimates impact the following transactions or account balances: stock compensation, liabilities, warrant valuation, impairment of intangibles and fixed assets and projected operating results.

In June 2008, The FASB ratified Emerging Issues Task Force (EITF) Issue No 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature indexed to the entities own stock. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which is our first quarter of fiscal 2010. Many of the warrants issued by the Company contain a strike price adjustment feature, which upon adoption of EITF 07-5, will result in the instruments no longer being considered indexed to the Company’s own stock. Accordingly, adoption of EITF 07-5 may change the current classification (from equity to liability) and the related accounting for many warrants outstanding at that date. The Company is currently evaluating the impact the adoption of EITF 07-5 will have on its financial position, results of operation, or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3.	Intangible Assets:

Intangible assets primarily consist of legal and filing costs associated with obtaining patents and licenses. The license and patent costs capitalized primarily represent the value assigned to the Company’s 20-year exclusive worldwide license agreement with Penn which are amortized on a straight-line basis over their remaining useful lives which are estimated to be twenty years from the effective date of Penn Agreement dated July 1, 2002. The value of the license and patents are based on management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future uses. This license now includes the exclusive right to exploit 15 patents issued and 15 patents pending and applied for in most of the largest markets in the world excluding the patents issued and applied for that we are no longer pursing. After careful review and analysis we decided not to pursue 5 patents issued and 6 patent applications filed in small countries. Under the Second Amendment to the Amended and Restated Agreement, there are an additional 23 patent applications. However according to this Second Agreement, we have the option to acquire licenses relative to these patents for an estimated $407,278, as of January 31, 2009, which includes the reimbursement of certain legal and filing costs.  We are still in negations with Penn over the form of payment and expect to reach a conclusion at the close of our next financial raise. These fees are currently unpaid and not in our financial statements as of the January 31, 2009.

As of January 31, 2009, all gross capitalized costs associated with the licenses and patents filed and granted as well as and costs associated with patents pending are $1,432,960 (excluding the Second Amendment costs) as shown under license and patents on the table below. Out of the $1,432,960 capitalized cost the cost of the patents and licenses issued is estimated to be $680,091 and cost of the patents pending or in process of filing is estimated to be $752,869. The expirations of the existing patents range from 2014 to 2020 but the expirations can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. Based on a review and analysis of its patents we determined that it was no longer cost effective to pursue patents in smaller countries such as Canada, Israel or Ireland.  A review of the capitalized costs for these countries resulted in the write-off of $26,087 as of January 31, 2009 of capitalized cost since inception of the company and the elimination of eleven patent applications in total. No other patent applications with future value were abandoned and charged to expense in the current or prior year. Amortization expense for licensed technology and capitalized patent cost is included in general and administrative expenses.

8 | Page

Under the amended and restated agreement we are billed actual patent expenses as they are passed through from Penn and or billed directly from our patent attorney. The following is a summary of the intangibles assets as of the following fiscal periods:

	October 31, 2008	January 31, 2009	Increase/(Decrease)
License	$529,915	$570,275	$40,360
Patents	812,910	862,685	49,775
Total intangibles	1,342,825	1,432,960	90,135
Accumulated Amortization	(205,428)	(222,777)	17,349
Intangible Assets	$1,137,397	$1,210,183	$72,786

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

4.	Net Loss Per Share:

 In accordance with the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earning per Share,” basic net income or basic net loss per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the periods. Diluted earnings per share gives effect to dilutive options, warrants, convertible debt and other potential common stock outstanding during the period. Therefore, in the case of a net loss the impact of the potential common stock resulting from warrants, outstanding stock options and convertible debt are not included in the computation of diluted loss per share, as the effect would be anti-dilutive. In the case of net income the impact of the potential common stock resulting from these instruments that have intrinsic value are included in the diluted earnings per share. The table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share. The warrants include anti-dilutive provisions to adjust the number and price of the warrants based on certain types of equity transactions.

	As of January 31, 2008	As of January 31, 2009
Warrants	87,713,770	97,187,400
Stock Options	8,512,841	8,812,841
Total All	96,226,611	106,000,241

5.	Notes Payable:

On September 22, 2008, Advaxis entered into a Note Purchase Agreement (the “Agreement”) with the Company’s Chief Executive Officer, Thomas Moore, pursuant to which the Company agreed to sell to Mr. Moore, from time to time, one or more senior promissory notes (each a “Note” and collectively the “Notes”) with an aggregate principal amount of up to $800,000. The Note or Notes, when issued, will bear interest at a rate of 12% per annum, compounded quarterly, and will be due and payable on the earlier of the close of the Company’s next equity financing resulting in gross proceeds to the Company of at least $5,000,000 (the “Subsequent Equity Raise”) or February 15, 2009 (the “Maturity Date”). The Note(s) may be prepaid in whole or in part at the option of the Company without penalty at any time prior to the Maturity Date. In consideration of Mr. Moore’s agreement to purchase the Notes, the Company agreed that concurrently with the Subsequent Equity Raise, the Company will issue to Mr. Moore a warrant to purchase the Company’s common stock, which will entitle Mr. Moore to purchase a number of shares of the Company’s common stock equal to one share per $1.00 invested by Mr. Moore in the purchase of one or more Notes. Such warrant would contain the same terms and conditions as warrants issued to investors in the Subsequent Equity Raise. As of October 31, 2008 and pursuant to the Agreement, Mr. Moore has loaned the Company $475,000.  On December 15, 2008 the Board approved an amendment to the Agreement’s repayment terms from February 15, 2009 to June 15, 2009. In consideration for revising the repayment term the Company repaid Mr. Moore $50,000 from the $475,000 outstanding Notes thus reducing the balance to $425,000 as of January 31, 2009. Mr. Moore offered to loan an additional $100,000 to the Company in excess of his 800,000 Note Purchase Agreement. In February 2009, the Company borrowed an additional $150,000 from Mr. Moore under this promissory note commitment.

9 | Page

BioAdvance Biotechnology Greenhouse of Southeastern Pennsylvania Notes (“BioAdvance”) issued us notes for $10,000 dated November 13, 2003 and  $40,000 dated December 17, 2003 and were each due on their fifth anniversary date hereof. On February 5, 2009 they issued us a letter demanding the payment of the loans and interest payable of $70,604.93. We have agreed to make payment in June 2009. The terms of both Notes call for accrual of 8% interest per annum on the unpaid principal.

6.	Derivative Instruments

Warrants:

As of January 31, 2009, we had outstanding warrants to purchase 93,854,067 shares of our common stock, with exercise prices ranging from $0.162 to $0.287 per share excluding 3,333,333 warrants purchased for $0.149 with an exercise price of $0.001 per share. Most of these warrants include anti-dilutive provisions triggering the adjustment to the number and price of the warrants outstanding resulting from certain equity transactions.

An offering will trigger certain anti-dilution provisions in the Company's outstanding securities.  The warrants to purchase shares of common stock (the “2007 Warrants”) issued by the Company in connection with our private placements consummated in 2007 contain “full-ratchet” anti-dilution provisions with a term of five years.  As a result of any future offering, the issuance of the Shares will trigger the full-ratchet anti-dilution provisions in approximately 57,987,250 of the outstanding 2007 Warrants lowering the exercise price of such 2007 Warrants from $0.20 and $0.001 to an offering price (or a proportional adjustment for those priced at $0.001) and proportionately increasing the number of shares that could be obtained upon the exercise of such 2007 Warrants.  Additionally, the Company has 38,105,712 warrants outstanding (the “Prior Warrants”) which contain weighted average anti-dilution provisions.  As a result an offering will trigger the weighted average anti-dilution provisions in such outstanding Prior Warrants substantially lowering the exercise price of such Prior Warrants (in accordance with the terms of the Prior Warrants) and proportionately increasing the number of shares that could be obtained upon the exercise of such Prior Warrants.  The anti-dilution provisions in the 2007 Warrants and the Prior Warrants will remain in effect with respect to any future issuances below their respective then effective exercise prices. A majority of these Prior Warrants expire on or before December 31, 2009.

7.	Accounting for Stock-Based Compensation Plans

The Company records compensation expense associated with stock options in accordance with SFAS No. 123R, “Share Based Payment,” which is a revision of SFAS No. 123. The Company adopted the modified prospective transition method provided under SFAS No. 123R. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal year 2007, and in subsequent quarters, includes expense related to the remaining unvested portion of all stock option awards granted prior to April 1, 2006, the estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

The table below summarizes compensation expenses from share-based payment awards:

	As of January 31, 2008	As of January 31, 2009
Research and development	(761)	16,382
General and Administrative	52,650	36,293
Total stock compensation expense recognized	$51,889	$52,675

Total unrecognizd estimated compensation expense related to non-vested stock options granted and outstanding as of January 31, 2009 was $131,234, which is expected to be recognized over a weighted-average period of one year and two months.

No options were exercised over the three months ended January 31, 2008 and 2009. For the three months ended January 31, 2008 and 2009, the Company did not grant any options.

8.	Commitments and Contingencies

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. In these agreements, we generally agree to indemnify, hold harmless and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material cost to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of January 31, 2009.

10 | Page

In the normal course of business, we may be confronted with issues or events that may result in a contingent liability. These are generally related to lawsuits, claims, environmental actions or the action of various regulatory agencies, if necessary, management consults with counsel and other appropriate experts to assess any matters that arise. If, in management’s opinion, we have incurred a probable loss as set forth by accounting principles generally accepted in the US, an estimate is made of the loss and the appropriate accounting entries are reflected in our financial statements. There are no currently pending, threatened law suits or claims against the Company that could have a material adverse effect on our financial position, results of operations or cash flows.

9.	Shareholders Equity

The Company issued our vendor CME Acuity 2,595,944 shares of common stock on December 30, 2008 in full payment for its outstanding balance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR CAUTIONARY STATEMENT

            The Company has included in this Quarterly Report certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company’s business, operations and financial condition. “Forward-looking statements” consist of all non-historical information, and the analysis of historical information, including the references in this Quarterly Report to future revenues, collaborative agreements, future expense growth, future credit exposure, earnings before interest, taxes, depreciation and amortization, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements, and the Company’s plans for future periods. In addition, the words “could”, “expects”, “anticipates”, “objective”, “plan”, “may affect”, “may depend”, “believes”, “estimates”, “projects” and similar words and phrases are also intended to identify such forward-looking statements. Such factors include the factors described under Part II, Item 1A. “Risk Factors” and other factors discussed in connection with any forward-looking statement.

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

General

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

On July 28, 2005 we began trading on the Over-The-Counter Bulletin Board (OTC: BB) under the ticker symbol ADXS.

Advaxis is a development stage biotechnology company with the intent to develop safe and effective cancer vaccines that utilize multiple mechanisms of immunity. We are developing a live Listeria vaccine technology under license from the University of Pennsylvania (“Penn”) which secretes a protein sequence containing a tumor-specific antigen. We believe this vaccine technology is capable of stimulating the body’s immune system to process and recognize the antigen as if it were foreign, generating an immune response able to attack the cancer. We believe that this to be a broadly enabling platform technology that can be applied to the treatment of many types of cancers, infectious diseases and auto-immune disorders.

11 | Page

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

We have no customers. Since our inception in 2002 we have focused our development efforts upon understanding our technology and establishing a product development pipeline that incorporates this technology in the therapeutic cancer vaccines area targeting cervical, head and neck, prostate, breast, and a pre cancerous indication of CIN. Although no products have been commercialized to date, research and development and investment continues to be placed behind the pipeline and the advancement of this technology. Pipeline development and the further exploration of the technology for advancement entail risk and expense. It is anticipated that ongoing operational costs for the development stage company will increase significantly as we expect to begin several clinical trails starting this fiscal year.

Recent Developments

On January 13, 2009 the European Patent Office (“EPO”) Board of Appeals in Munich, Germany ruled in favor of The Trustees of the University of Pennsylvania and its exclusive licensee Advaxis and reversed a patent ruling that revoked a technology patent that had resulted from an opposition filed by Anza Therapeutics, Inc. (“Anza”), formerly Cerus Corp (NASDAQ: CERS). The ruling of the EPO Board of Appeal is final and cannot be appealed. The granted claims, the subject matter of which was discovered by Dr. Yvonne Paterson, scientific founder of Advaxis, are directed to the use of recombinant bacteria expressing a tumor antigens for treatment of patients with cancer.

On January 5, 2009, in a letter received from the United States Food and Drug Administration (“FDA”), the Company was notified that it removed its clinical hold on our Investigational New Drug Application (“IND”). Under this IND the Company will now be able to commence its phase II cervical intraepithelial neoplasia (“CIN”) trial subject to financing needs and our responses to two requests for additional manufacturing lot measurements from the FDA.

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

On February 10, 2009 the United States Patent and Trademark office granted to the Company its 13th approved patent.  This intellectual property protects a unique strain of Listeria monocytogenes for use as a vaccine vector.  This new strain of Listeria is an improvement over the strain currently in clinical testing as it is more attenuated, more immunogenic, and does not have an antibiotic resistance gene inserted.  This technology promises to make the company’s product more effective and easier to obtain FDA regulatory approval.

In a letter dated November 13, 2008 from the New Jersey Economic Development Authority we were notified that our application for the New Jersey Technology Tax Certificate Transfer Program was preliminarily approved.  Under the State of New Jersey Program for small business we received a net cash amount of $922,020 on December 12, 2008 from the sale of our State Net Operating Losses (“NOL”) through December 31, 2007 with a carrying value of $1,084,729. In the future we intend to apply for additional benefits under the program including the sale of research tax credits.

 On September 22, 2008, Advaxis entered into a Note Purchase Agreement (the “Agreement”) with the Company’s Chief Executive Officer, Thomas Moore, pursuant to which the Company agreed to sell to Mr. Moore, from time to time, one or more senior promissory notes (each a “Note” and collectively the “Notes”) with an aggregate principal amount of up to $800,000.

We believe this is time enough to allow us to raise a minimum of $6,500,000 and up to a maximum of $17,500,000 in funds.  Whether we are successful in raising the minimum or maximum, these funds should meet our financial needs over the next twenty-two months. If the minimum amount is raised then we anticipate starting a phase II trial in invasive cervical cancer in India this July and two trials in the US with unspecified start dates to be sponsored by the National Institute of Health (“NIH”) all using our ADXS111-001 investigational drug.  As part of our strategy to enhance our development efforts on March 10, 2009 we filed a request for Orphan Drug Designation in cervical cancer with the FDA, which, if approved, offers faster regulatory review and market exclusivity to the company for a period of seven years. Under this minimum funding plan we will need to reduce staff, maintain salary reductions on those employees remaining and cut research efforts. As the funds exceed the minimum level our first priority will be to avoid any staff reduction.  Our objective in the trial in India will be to demonstrate a significant advantage in patient survival compared to the current standard of care and patient survival time of six months.

If we raise the maximum funds we will be able start our phase II CIN trial in the US this June using our ADXS111-001 and a phase I trial in prostate cancer using our ADXS31-142 in January 2010 in addition to the trials in the minimum scenario.  We plan on performing one arm of the CIN trial and to access the potential outcome of the trial within the twenty-two month period. However, in order to fund the second two arms of the CIN trial and our longer-term cash requirements or our cash requirements for the commercialization of any of our existing or future product candidates will require significant funds. Therefore, we will be required to sell equity or debt securities or to enter into other financial arrangements, including relationships with corporate and other partners, in order to raise additional capital. Depending upon market conditions, we may not be successful in raising sufficient additional capital for our long-term requirements. In such event, our business prospects, financial condition and results of operations could be materially adversely affected.

12 | Page

In both fund raising scenarios the Company also intends to pay approximately $1.9 million primarily to Mr. Moore for repayment of his Notes and interest, payment of two notes and interest that we are currently in default on, payments to our contract research organization and payment to the University of Pennsylvania for past due patent, license and license milestone expenses. The Company’s estimate of its allocation of the proceeds of any offering is based on the current state of its business development and management estimates of future prospects.

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

If additional capital were raised through the sale of equity or convertible debt securities, the issuance of such securities would result in additional dilution to our existing stockholders. We believe that we will need to raise additional funds to sustain our plan of operations for the next twenty-two months.  If we are unable to obtain additional sources of financing or generate sufficient cash flows from sufficient capital, it could create a material adverse effect on future operating prospects of the Company.

Results of Operations

Three months ended January 31, 2009 Compared to the three months ended January 31, 2008

Revenue. Our revenue decreased by $22,403, or 100%, to $0 for the three months ended January 31, 2009 (“Fiscal 2009 Quarter”) as compared with $22,403 for the three months ended January 31, 2008 (“Fiscal 2008 Quarter”) due to the grant from the State of New Jersey received in the Fiscal 2008 Quarter not being repeated.

Research and Development Expenses. Research and development expenses decreased by $502,989, or 74%, to $179,174 for the Fiscal 2009 Quarter as compared with $682,163 for the Fiscal 2008 Quarter, principally attributable to the following:

•	Clinical trial expenses decreased by $65,584, or 98%, to $1,038 from $66,622 due to our close out of our phase I trial in the Fiscal 2008 Quarter.
•
Wages, options and lab costs decreased by $160,317, or 56% to $123,541 from $283,858 principally due to the recording of the full years bonus reversed in Fiscal 2009 Quarter accrued for over the entire Fiscal 2008 Year. No bonus accrual was recorded in Fiscal 2009 Quarter.

•
Consulting expenses decreased by $7,841, or 20%, to $31,570 from $39,411, primarily reflecting the lower effort required to prepare the Investigational New Drug filing for the FDA in the Fiscal 2009 Quarter compared to the same period last year, partially offset by higher option expense in Fiscal 2009 Quarter.

•
Subcontracted research expenses decreased by $41,225, or 100%, to $0 from $41,225 reflecting the completion prior to Fiscal 2009 Quarter of subcontract work performed by Dr. Paterson at Penn, pursuant to a sponsored research agreement ongoing in the first quarter Fiscal 2008 Quarter.

•
Manufacturing expenses decreased by $201,381, to $23,026 from $224,407, or 90% resulting the completion of our clinical supply program for the upcoming CIN trial prior to Fiscal 2009 Quarter compared to the manufacturing program in the Fiscal 2008.

•
Toxicology study expenses decreased by $26,640, to $0 or 100% due the completion in Fiscal 2008 Quarter of our toxicology study by Pharm Olam in connection with our ADXS111-001 product candidates in anticipation of clinical studies in 2008.

We anticipate an increase in R&D expenses as a result of expanded development and commercialization efforts related to clinical trials, and product development, and expenses to be incurred in the development of strategic and other relationships required ultimately if the licensing, manufacture and distribution of our product candidates are undertaken.

13 | Page

General and Administrative Expenses. General and administrative expenses decreased by $227,136, or 29%, to $545,454 for the Fiscal 2009 Quarter as compared with $772,590 for the Fiscal 2008 Quarter, primarily attributable to the following:

•
Wages, Options and benefit expenses decreased by $68,552, or 23% to $233,262 from $301,814 principally due to the recording of the full years bonus reversed in Fiscal 2009 Quarter accrued for over the entire Fiscal 2008 Year. No bonus accrual was recorded in Fiscal 2009 Quarter. Option expense in Fiscal 2009 Quarter was also lower then the prior period due to fewer options vesting.

•
Consulting fees decreased by $98,646, or 79%, to $27,000 from $125,646. This decrease was primarily attributed to: (i)  $46,875 decrease in Mr. Appel’s (our previous President & CEO) consulting fees recorded in the Fiscal 2008 Quarter and none recorded in the Fiscal 2009 Quarter. These decreases in expenses also included lower consulting expenses due to financial advisor fees of $51,771 recorded in the Fiscal 2008 Quarter verses the fees for other consultants in the Fiscal 2009 Quarter.

•
Offering expenses decreased by $9,697 or 31% to $22,081 from $31,778. A penalty expense of $31,778 was recorded in the Fiscal 2008 Quarter due to the delay of effectiveness of the registration statement on Form SB-2, File No. 333-147752.

•
A decrease in legal, accounting, professional and public relations expenses of $22,320, or 12%, to $168,885 from $191,205, primarily as a result of a $20,000 expense for the Crystal Investor Research article in Fiscal 2008 Quarter not repeated in Fiscal 2009. Overall the higher accounting and legal expense in Fiscal 2008 Quarter due to the cost of filing a registration statement not required in Fiscal 2009 Quarter was essentially offset by the cost of writing off patent expenses that the company decided to abandon in Fiscal 2009 Quarter.

•
Amortization of intangibles and depreciation of fixed assets increased by $1,859, or 8%, to $26,511 from $24,652 primarily due to an increase in fixed assets and intangibles in the Fiscal 2009 Quarter compared to the Fiscal 2008 Quarter.

•
Overall occupancy and conference related expenses decreased by $29,778 or 31% to $67,717 from $97,495. Overall conference expense has decreased by $24,940 in the Fiscal 2009 Quarter due to lower participation in cancer conferences. Additional expenses for travel to Europe for the patent hearing in Fiscal 2009 Quarter were partially offset by lower data monitoring costs and Radford Compensation Survey director and officer’s insurance costs amounting to $8,728 for the Fiscal 2008 Quarter.

Other Income (expense). Other Income (expense) decreased by $46,121 to $15,394 in expense for Fiscal 2009 Quarter from income of $30,727 for the Fiscal 2008 Quarter. During the Fiscal 2008 and the Fiscal 2009 Quarters, we recorded interest expense of $1,987 and $15,396 respectively, primarily related to interest accrued on our outstanding notes. Interest earned on investments for the Fiscal 2008 and Fiscal 2009 Quarters amounted to $32,714 and $2, respectively.

 In the Fiscal 2009 Quarter there was a net change of $922,020 recorded due to a gain recorded from the receipt of a NOL tax credit received the State of New Jersey tax program. There was no comparable gain in Fiscal 2008 Quarter as this was the first year we were awarded this NOL credit.

Liquidity and Capital Resources

Since our inception until January 31, 2009, the Company has reported accumulated net losses of $17,351,046 and recurring negative cash flows from operations. We anticipate that we will continue to generate significant losses from operations for the foreseeable future.

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

Our net income after taxes was $181,998 for the three months ended January 31, 2009 which includes a $922,020 gain from the sale of our State of New Jersey Net Operating Losses from inception through December 31, 2007.

We have limited capital resources and operations to date have been funded primarily with the proceeds from public and private equity and debt financings and income earned on investments and grants. We anticipate that our existing capital resources, without implementing further cost reductions, raising additional capital, or obtaining substantial cash inflows from potential partners or our products, will enable us to continue operations through approximately May 2009 or sooner if unforeseen events arise that negatively impact our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent public accounting firm relating to our financial statements for the year ended October 31, 2008 included a going concern explanatory paragraph.

We are pursuing additional investments, grants, partnerships as well as collaborations and exploring other financing options, with the objective of minimizing dilution and disruption.

14 | Page

Our business will require substantial additional investment that we have not yet secured, and our plan is to raise capital and/or pursue partnering opportunities. We expect to continue to spend substantial amounts on research and development, including conducting clinical trials for our product candidates. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new partners. We cannot be assured that financing will be available at all. Our failure to raise capital before mid May 2009 will materially adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations at some time in the near future. Any additional investments or resources required would be approached, to the extent appropriate in the circumstances, in an incremental fashion to attempt to cause minimal disruption or dilution.  Any additional capital raised through the sale of equity or convertible debt securities will result in dilution to our existing stockholders.

On July 1, 2002 (effective date) we entered into a 20-year exclusive worldwide license, with Penn with respect to the innovative work of Yvonne Paterson, Ph.D., Professor of Microbiology in the area of innate immunity, or the immune response attributable to immune cells, including dendritic cells, macrophages and natural killer cells, that respond to pathogens non-specifically. This agreement has been amended from time to time and was amended and restated on February 13, 2007. The First Amendment to the Amended and Restated Patent License Agreement was entered into on March 26, 2007 to exercise our option to license an additional Listeria-Based and LLO-Based Vaccine patent/docket and have agreed to license 12 other patents/dockets.

This license also grants us exclusive negotiation rights and exclusive options until June 17, 2009 to obtain exclusive licenses to new inventions on therapeutic vaccines developed by Drs. Paterson and Fred Frankel and their laboratory. Each option is granted to us at no cost and provides a six-month exercise period from the date of disclosure. Under this option we have finalized the First Amendment to the Amended and Restated Agreement for one docket and have negotiated licenses for more 12 dockets, with each docket having the potential of more than one patent. Under this Second Amendment to the Amended and Restated Agreement, there are an additional 23 patent applications. However according to this Second Agreement, we have the option to acquire licenses relative to these patents for an estimated $407,278, as of January 31, 2009, which includes the reimbursement of certain legal and filing costs.   We are still in negations with Penn over the form of payment and expect to reach a conclusion at the close of our next financial raise.  These fees are currently unpaid and not in our financial statements as of the January 31, 2009.

Off-Balance Sheet Arrangements

As of January 31, 2009, we had no off-balance sheet arrangements, other than our lease for space. There were no changes in significance contractual obligation during the three months ended January 31, 2009.

Critical Accounting and New Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in accordance with generally accepted accounting principles accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:
•	It requires assumption to be made that were uncertain at the time the estimate was made, and
•	Changes in the estimate of difference estimates that could have been selected could have material impact in our results of operations or financial condition.

Actual results could differ from those estimates and the differences could be material. The most significant estimates impact the following transactions or account balances: stock compensation, liabilities, warrant valuation, impairment of intangibles and fixed assets and projected operating results.

Share-Based Payments-The Company records compensation expense associated with stock options in accordance with SFAS No. 123R, “Share Based Payment,” which is a revision of SFAS No. 123. The Company adopted the modified prospective transition method provided under SFAS No. 123R. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal year 2007, and in subsequent quarters, includes expense related to the remaining unvested portion of all stock option awards granted prior to April 1, 2006, the estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

We estimate the value of stock options awards on the date of grant using the Black-Scholes-Merton option-pricing model. The determination of the fair value of the share-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, expected term, risk-free interest rate, expected dividends and expected forfeiture rates. The forfeiture rate is estimated using historical option cancellation information, adjusted for anticipated changes in expected exercise and employment termination behavior. Our outstanding awards do not contain market or performance conditions; therefore we have elected to recognize share based employee compensation expense on a straight-line basis over the requisite service period.

15 | Page

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) relative to new grants may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option-pricing models to estimate share-based compensation under SFAS 123(R). Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements.

 Warrants – Warrants issued in connection with the equity financings completed in October 2007. At the balance sheet date we estimated the fair value of these instruments using the Black-Scholes model, which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining term and the closing price of our common stock. Changes in assumptions used to estimate the fair value of these derivative instruments could result in a material change in the fair value of the instruments. We believe the assumptions used to estimate the fair values of the warrants are reasonable.

New Accounting Pronouncements

In June 2008, The FASB ratified Emerging Issues Task Force (EITF) Issue No 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature indexed to the entities own stock. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which is our first quarter of fiscal 2010. Many of the warrants issued by the Company contain a strike price adjustment feature, which upon adoption of EITF 07-5, may result in the instruments no longer being considered indexed to the Company’s own stock. Accordingly, adoption of EITF 07-5 may change the current classification (from equity to liability) and the related accounting for many warrants outstanding at that date. The Company is currently evaluating the impact the adoption of EITF 07-5 may have on its financial position, results of operation, or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NONE

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

               There has been no change in our internal control over financial reporting that occurred during quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

16 | Page

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 13, 2009 the European Patent Office (“EPO”) Board of Appeals in Munich, Germany ruled in favor of The Trustees of the University of Pennsylvania and its exclusive licensee Advaxis and reversed a patent ruling that revoked a technology patent that had resulted from an opposition filed by Anza Therapeutics, Inc. (“Anza”), formerly Cerus Corp (NASDAQ: CERS). The ruling of the EPO Board of Appeals is final and can not be appealed. The granted claims, the subject matter of which was discovered by Dr. Yvonne Paterson, scientific founder of Advaxis, are directed to the use of recombinant bacteria expressing a tumor antigens for treatment of patients with cancer.

ITEM 1A. RISK FACTORS

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements that we make in this Report and elsewhere (including oral statements) from time to time. Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Report. Our business is subject to many risks, which are detailed further in our Annual Report on Form 10-KSB, including:

Financial Risks

•
We have a history of operating losses and we may never achieve profitability. If we continue to incur losses or we fail to raise additional capital or receive substantial cash inflows from our partners by May 2009, we may be forced to cease operations.

•	We may not be able to make the payments we owe to University of Pennsylvania for our Licenses or patent costs.

•	We may not be able to make the payments we owe to our patent law firm Pearl Cohen Zedek Latzer LLP

Risks Related to our Business

•	We are highly dependent on the clinical success of our product candidates.

•	We are highly dependent upon collaborative partners to develop and commercialize compounds using our technology.

•	Our collaborative partners control the clinical development of certain of our drug candidates and may terminate their efforts at will.

•	Our product candidates are in various stages of development, and we cannot be certain that any will be suitable for commercial purposes.

•	Our business will suffer if we cannot adequately protect our patent and proprietary rights.

•	We may be at risk of having to obtain a license from third parties making proprietary improvements to our technology.

•	We are dependent on third parties to manufacture and make clinical supplies.

•	We are dependent on our key personnel and if we cannot recruit and retain leaders in our research, development, manufacturing, and commercial organizations, our business will be harmed.

Risks Related to our Industry

•	Our future business success depends heavily upon regulatory approvals, which can be difficult to obtain for a variety of reasons, including cost.

•	We may face product liability claims related to participation in clinical trials for future products.

•	We are subject to environmental, health and safety laws and regulations for which we incur costs to comply.

•	We face rapid technological change and intense competition.

Other Risks

•
Provisions of our corporate charter documents, Delaware law, our financing documents and our stockholder rights plan may dissuade potential acquirers, prevent the replacement or removal of our current management and members of our Board of Directors and may thereby affect the price of our common stock.

•	Our stock price has been and may continue to be volatile.

•	Future sales of common stock or warrants, or the prospect of future sales, may depress our stock price.

17 | Page

•
For a more complete listing and description of these and other risks that the Company faces, please see our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on January 30, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

            On December 30, 2008 we issued 2,595,944 restricted shares of the Company’s common stock to the two principals of a vendor in payment of their outstanding invoices.

Item 6. Exhibits and Reports on Form 8-K

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

No Reports on Form 8-K were filed during the three months ended January 31, 2009 except as follows:

i.	Report on Form 8-K filed December 19, 2008 relating to items: 1.01, 2.03, 8.01 and 9.01.
ii.	Report on Form 8-K filed January 6, 2009 relating to items: 8.01 and 9.01.
iii	Report on Form 8-K filed January 16, 2009 relating to items: 8.01.
iv	Report on Form 8-K filed February 13, 2009 relating to items: 7.01

18 | Page

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ADVAXIS, INC. Registrant

Date: March 13, 2009	By:	/s/ Thomas Moore
Thomas Moore Chief Executive Officer and Chairman of the Board

	By:	/s/ Fredrick Cobb
Fredrick Cobb Vice President Finance, Principal Financial Officer

19 | Page