Form 10-Q
period 2009-04-30
Advaxis, Inc.
filed 2009-06-22
CIK 1100397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended April 30, 2009

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

The number of shares of the Registrant's common stock, $0.001 par value, outstanding as of June 4, 2009 was 115,638,243.

ADVAXIS, INC.
(A Development Stage Company)
April 30, 2009

INDEX

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheets at April 30, 2009 (unaudited) and October 31, 2008	3

	Statements of Operations for the three and six month periods ended April 30, 2009 and 2008 and the period March 1, 2002 (inception) to April 30, 2009 (unaudited)	4

	Statements of Cash Flow for the six month periods ended April 30, 2009 and 2008 and the period March 1, 2002 (inception) to April 30, 2009 (unaudited)	5

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 6.	Exhibits	21

SIGNATURES		22

     All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

2 | Page

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADVAXIS, INC.
(A Development Stage Company)
BALANCE SHEETS

	April 30, 2009	October 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash	$31,488	$59,738
Prepaid expenses	52,382	38,862
Total Current Assets	83,870	98,600

Property and Equipment, net	72,823	91,147
Intangible Assets, net	1,219,727	1,137,397
Other Assets	3,876	3,876
Total Assets	$1,380,296	$1,331,020

LIABILITIES & SHAREHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$1,054,128	$998,856
Accrued expenses	584,520	603,345
Notes payable - current portion including interest payable	1,044,978	563,317
Total Current Liabilities	2,683,626	2,165,518

Notes payable - net of current portion	-	4,813
Total Liabilities	$2,683,626	$2,170,331

Shareholders’ Deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock - $0.001 par value; authorized 500,000,000 shares, issued and outstanding 112,338,244 as of April 30, 2009; and 109,319,520 as of October 31, 2008	112,338	109,319
Additional Paid-In Capital	16,728,316	16,584,414
Deficit accumulated during the development stage	(18,143,984)	(17,533,044)
Total Shareholders' Deficiency	$(1,303,330)	$(839,311)
Total Liabilities & Shareholders’ Deficiency	$1,380,296	$1,331,020

  The accompanying notes are an integral part of these financial statements.

3 | Page

ADVAXIS, INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

	3 Months Ended April 30, 2009	3 Months Ended April 30, 2008	6 Months Ended April 30, 2009	6 Months Ended April 30, 2008	Period from March 1, 2002 (Inception) to April 30, 2009
Revenue	$-	$17,956	$-	$40,359	$1,325,172

Research & Development Expenses	283,812	664,875	462,986	1,347,038	8,320,970
General & Administrative Expenses	488,468	971,530	1,033,922	1,744,120	11,042,489
Total Operating expenses	772,280	1,636,405	1,496,908	3,091,158	19,363,459

Loss from Operations	(772,280)	(1,618,449)	(1,496,908)	(3,050,799)	(18,038,287)

Other Income (expense):
Interest expense	(20,658)	(1,945)	(36,052)	(3,931)	(1,120,535)
Other Income	-	11,114	-	43,827	246,457
Gain on note retirement	-	-	-	-	1,532,477
Net changes in fair value of common stock warrant liability and embedded derivative liability	-	-	-	-	(1,642,232)
Net loss before benefit for income taxes	(792,938)	(1,609,280)	(1,532,960)	(3,010,903)	(19,022,120)

Income tax benefit	-	-	922,020	-	922,020

Net loss income after tax	(792,938)	(1,609,280)	(610,940)	(3,010,903)	(18,100,100)

Dividends attributable to preferred shares	-	-	-	-	43,884

Net loss income applicable to Common Stock	$(792,938)	$(1,609,280)	$(610,940)	$(3,010,903)	$(18,143,984)

Net loss income per share, basic	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Net loss income per share, diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of shares outstanding, basic	112,319,454	108,428,587	111,255,809	108,190,696

Weighted average number of shares, diluted	112,319,454	108,428,587	111,255,809	108,190,696

The accompanying footnotes are in integral part of these financial statements.

4 | Page

ADVAXIS, INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	6 Months ended April 30,	6 Months ended April 30,	Period from March 1, 2002 (Inception) to April 30,
	2009	2008	2009
OPERATING ACTIVITIES
Net loss	$(610,940)	$(3,010,903)	$(18,100,100)
Adjustments to reconcile net loss
to net cash used in operating activities:
Non-cash charges to consultants and employees for options and stock	94,943	260,620	1,948,174
Amortization of deferred financing costs	-	-	260,000
Non-cash interest expense	31,676	1,994	549,860
Loss on change in value of warrants and embedded derivative	-	-	1,642,232
Value of penalty shares issued	-	31,778	149,276
Depreciation expense	18,324	17,836	110,414
Amortization expense of intangibles	35,434	34,344	348,945
Gain on note retirement		-	(1,532,477)
Increase in prepaid expenses	(13,520)	(63,942)	(52,382)
Increase in other assets	-	-	(3,876)
Increase in accounts payable	107,250	14,748	1,543,312
(Decrease) Increase in accrued expenses	(18,825)	19,005	568,333
Increase in interest payable	-	-	18,291
Increase in deferred revenue	-	34,641	-
Net cash used in operating activities	(355,658)	(2,531,995)	(12,549,998)
INVESTING ACTIVITIES
Cash paid on acquisition of Great Expectations	-	-	(44,940)
Purchase of property and equipment	-	(9,921)	(137,657)
Cost of intangible assets	(117,764)	(119,147)	(1,643,624)
Net cash used in investing Activities	(117,764)	(129,068)	(1,826,221)
FINANCING ACTIVITIES
Proceeds from convertible secured debenture	-	-	960,000
Cash paid for deferred financing costs	-	-	(260,000)
Principal payment on notes payable	(4,813)	(7,200)	(111,732)
Proceeds from notes payable	-	-	1,271,224
Proceeds from T. Moore’s notes payable	449,985		924,985
Net proceeds of issuance of Preferred Stock	-	-	235,000
Payment on cancellation of warrants	-	-	(600,000)
Proceeds of issuance of Common Stock; net of issuance costs	-	(78,013)	11,988,230
Net cash provided by (used in) financing Activities	445,172	(85,213)	14,407,707
Net (Decrease) increase in cash	(28,250)	(2,746,276)	31,488
Cash at beginning of period	59,738	4,041,984	-
Cash at end of period	$31,488	$1,295,708	$31,488
The accompanying footnotes are an integral part of these financial statements.

5 | Page

Supplemental Schedule of Noncash Investing and Financing Activities

	6 Months ended April 30,	6 Months ended April 30,	Period from March 1, 2002 (Inception) to
	2009	2008	April 30, 2009

Equipment acquired under capital lease	-	-	$45,580
Common Stock issued to Founders	-	-	$40
Notes payable and accrued interest	-	-	-
converted to Preferred Stock	-	-	$15,969
Stock dividend on Preferred Stock		-	$43,884
Accounts payable from consultants settled with common stock	$51,978	-	$51,978
Notes payable and accrued interest	-	-	-
converted to Common Stock	-	-	$2,513,158
Intangible assets acquired with notes payable	-	-	$360,000
Debt discount in connection with recording the original value of the embedded derivative liability	-	-	$512,865
Allocation of the original secured convertible debentures to warrants	-	-	$214,950
Warrants issued in connection with issuances of common stock	-	-	$1,505,550

6 | Page

ADVAXIS, INC.
NOTES TO THE FINANCIAL STATEMENTS (unaudited)

1.	Nature of Operations and Liquidity

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

As of April 30, 2009, we had $31,488 in cash, a deficit of $2,599,756 in working capital, $1,044,978 in notes and interest payable, stockholders deficiency of $1,303,330 and an accumulated deficiency of $18,143,984.

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

Our net loss for the three months ended April 30, 2009 was $792,938.  Our net loss for the six months ended April 30, 2009 was $610,940 which includes $922,020 income received in this period from the New Jersey Technology Tax Certificate Transfer Program.

Since our inception until April 30, 2009, the Company has reported accumulated net losses of $18,143,984 and recurring negative cash flows from operations. In order to maintain sufficient cash and investments to fund future operations, we are seeking to raise additional capital and reduce expenses over the June through September 2009 time period through various financing alternatives. During the fiscal year ended October 31, 2008 the Company received $475,000 from Notes provided by our CEO, Thomas Moore.  Although the Company repaid him $50,000 in the three months ended January 31, 2009, as of April 30, 2009 he has loaned $499,985 in additional Notes or $124,985 in excess of his $800,000 Note Purchase Agreement. In addition, the Company sold its New Jersey Net operating Losses to the New Jersey Economic Development Administration (”NJEDA”) on December 12, 2008 for $922,020 and has reduced the salaries of all our highly compensated employees effective as of January 4, 2009.

Since inception through April 30, 2009, all of the Company’s revenue has been from grants.

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

7 | Page

Since January 31, 2009 our short term financing plans through early June 2009 consisted of our CEO, Thomas Moore providing $499,985 in additional notes, continued use of the $922,020 proceeds of the sale of New Jersey Net operating Losses provided by the New Jersey Economic Development Administration (”NJEDA”) on December 12, 2008 and the reduction the salaries of all our highly compensated employees effective as of January 4, 2009.  We estimate that these measures, our entering into a note purchase agreement on June 18, 2009 for $961,650 in senior secured convertible promissory notes (the “2009 Bridge Notes”) and the potential to raise an additional $1,000,000 through additional debt financing will be sufficient to finance our currently planned operations to September 2009.

We believe this plan will provide us with enough time to allow us to raise $18,000,000 in funds by September 2009.  These funds combined with the conversion of the $1,961,650 2009 Bridge Notes investments should meet our financial needs until December 2011. With these funds we anticipate starting two phase II trials this September; one in India in invasive cervical cancer and one in the United States in CIN. We also plan on a phase II trial in the United States with an unspecified start date to be sponsored by the National Institute of Health (“NIH”).  All three phase II trials will use our ADXS111-001 investigational drug.  As part of our strategy to enhance our development efforts we plan on filing, in the near future, a request for Fast Track Drug Designation in cervical cancer with the FDA, which, if approved, offers expedited regulatory review.

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material. The most significant estimates impact the following transactions or account balances: stock compensation, liabilities, warrant & options valuations, impairment of intangibles and fixed assets and projected operating results.

Recently Issued Accounting Pronouncements

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

Intangible assets primarily consist of legal and filing costs associated with obtaining patents and licenses. The license and patent costs capitalized primarily represent the value assigned to the Company’s 20-year exclusive worldwide license agreement with Penn which are amortized on a straight-line basis over their remaining useful lives which are estimated to be twenty years from the effective date of Penn Agreement dated July 1, 2002. The value of the license and patents are based on management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future uses. This license now includes the exclusive right to strategically exploit 16 patents issued and 17 pending filed in some of the largest markets in the world (excluding the patents issued and applied for that we are no longer pursing in smaller markets). After careful review and analysis we decided not to pursue 11 patents issued and 4 patent applications filed in small countries.

This agreement has been amended from time to time and was amended and restated on February 13, 2007. We have acquired and paid for The First Amended and Restated Patent License Agreement.  However, the Second Amendment that we mutually agreed to enter into on March 26, 2007 to exercise our option to license an additional 12 other dockets or approximately 39 or more additional patent applications for Listeria-Based and LLO-Based Vaccine dockets was not finalized. In order to purchase this Second Amendment as of April 30, 2009 we are contingently liable for $423,725 including the reimbursement of certain legal and filing costs.  We are still in negotiations with Penn over the form of payment (some combination of stock or cash) and expect to reach a conclusion at the close of our next financial raise. These fees are currently unpaid and are not recorded in our financial statements as of the April 30, 2009. While we consider our relationship with Penn good we are in frequent communications over payment of past due invoices and other payables due to our lack of cash. If we fail to reach a mutual understanding Penn may issue a default notice and we will have 60 days to cure the breach or be subject to the termination of the agreement.

8 | Page

As of April 30, 2009, all gross capitalized costs associated with the licenses and patents filed and granted as well as and costs associated with patents pending are $1,460,589 (excluding the Second Amendment costs) as shown under license and patents on the table below. Out of the $1,460,589 capitalized cost the cost of the patents and licenses issued is estimated to be $745,216 and cost of the patents pending or in process of filing is estimated to be $715,373. The expirations of the existing patents range from 2014 to 2020 but the expirations may be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value or patents applications that are not issued are charged to expense when the determination is made not to pursue the application. Based on a review and analysis of its patents we determined that it was no longer cost effective to pursue patents in smaller countries such as Canada, Israel or Ireland.  A review of the capitalized costs for these countries resulted in the write-off of $26,087 as of April 30, 2009 of capitalized cost since inception of the company and the elimination of eleven patent applications in total. No other additional patent applications with future value were abandoned and charged to expense in the current or prior year. Amortization expense for licensed technology and capitalized patent cost is included in general and administrative expenses.

Under the amended and restated agreement we are billed actual patent expenses as they are passed through from Penn and or billed directly from our patent attorney. The following is a summary of the intangibles assets as of the following fiscal periods:

	October 31, 2008	April 30, 2009	Increase/(Decrease)
License	$529,915	$571,275	$41,360
Patents	812,910	889,314	76,404
Total intangibles	1,342,825	1,460,589	117,764
Accumulated Amortization	(205,428)	(240,862)	(35,434)
Intangible Assets	$1,137,397	$1,219,727	$82,330

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

	As of April 30, 2008	As of April 30, 2009
Warrants	87,883,769	89,417,733
Stock Options	8,812,841	8,812,841
Total All	96,696,610	98,230,574

5.	Notes Payable:

On September 22, 2008, Advaxis entered into a Note Purchase Agreement (the “Moore Agreement”) with the Company’s Chief Executive Officer, Thomas Moore, pursuant to which the Company agreed to sell to Mr. Moore, from time to time, one or more senior promissory notes (the “Moore Notes”). On June 15, 2009, Mr. Moore and the Company amended the Moore Notes to increase the amounts available pursuant to the Moore Agreement from $800,000 to $950,000 and change the maturity date of the Notes from June 15, 2009 to the earlier of January 1, 2010 (the “Maturity Date”) or the Company’s next equity financing resulting in gross proceeds to the Company of at least $6 million (a “Subsequent Equity Raise”).

9 | Page

 On June 18, 2009 the Company entered into a Note Purchase Agreement (the “Bridge Note Purchase Agreement) in a private offering whereby certain accredited investors (the “Investors”) acquired the 2009 Bridge Notes for $961,650. For every dollar invested the Investors received warrants to purchase 2 ½ shares of Common Stock at an exercise price of $0.20 per share, subject to adjustment upon the occurrence of certain events. The 2009 Bridge Notes mature on December 31, 2009 if not retired sooner. The 2009 Bridge Notes may be prepaid in whole or in part at the option of the Company without penalty at any time prior to the Maturity Date. The warrants may be exercised on a cashless basis under certain circumstances. In the event the Company consummates an equity financing from and after August 1, 2009 and prior to the second business day immediately preceding the Maturity Date, in which it sells shares of its stock with aggregate gross proceeds of not less than $2,000,000 (a “Qualified Equity Financing”), then prior to the Maturity Date, the Investors shall have the option to convert all or a portion of the 2009 Bridge Notes into the same securities sold in the Qualified Equity Financing, at an effective per share conversion price equal to 90% of the per share purchase price of the securities issued  in the Qualified Equity Financing.

In the event the Company does not consummate a Qualified Equity Financing from and after August 1, 2009 and prior to the second business day immediately preceding the Maturity Date, then the Investors shall have the option to convert all or a portion of the 2009 Bridge Notes into shares of Common Stock, at an effective per share conversion price equal to 50% of the volume-weighted average price per share of the Common Stock over the five (5) consecutive trading days immediately preceding the third business day prior to the Maturity Date

To the extent an Investor does not elect to convert its 2009 Bridge Note as described above, the principal amount of the 2009 Bridge Note not so converted shall be payable in cash on the Maturity Date.

BioAdvance Biotechnology Greenhouse of Southeastern Pennsylvania Notes (“BioAdvance”) issued us notes for $10,000 dated November 13, 2003 and  $40,000 dated December 17, 2003 and were each due on their fifth anniversary date hereof. On February 5, 2009 they issued us a letter demanding the payment of the loans and interest payable of $70,605. We have agreed to make payment in June 2009. The terms of both Notes call for accrual of 8% interest per annum on the unpaid principal.

6.	Derivative Instruments

Warrants:

As of April 30, 2009, we had outstanding warrants to purchase 89,417,733 shares of our common stock.  The exercise prices ranges from $0.187 to $0.287 per share excluding 3,333,333 warrants purchased for $0.149 per warrant with an exercise price of $0.001 per share. Most of these warrants include anti-dilutive provisions that can trigger an adjustment to the number and price of the warrants outstanding resulting from certain equity transactions issued below their exercise price.

An offering of common stock or warrants below $0.26 per share will trigger certain weighted average anti-dilution provisions in the Company's outstanding securities. The warrants to purchase shares of common stock (the “2007 Warrants”) issued by the Company in connection with our private placements consummated on October 17, 2007 contain “full-ratchet” anti-dilution provisions set at $0.20 with a term of five years.  Therefore any future offering below $0.20 per share of the company’s common stock or warrants will trigger the full-ratchet anti-dilution provisions in approximately 57,987,250 of the outstanding 2007 Warrants lowering the exercise price of such 2007 Warrants from $0.20 and $0.001 to an offering price (or a proportional adjustment for those priced at $0.001) and proportionately increasing the number of shares that could be obtained upon the exercise of such 2007 Warrants.  Additionally, the Company has 30,822,220 warrants outstanding (the “Prior Warrants”) which a vast majority contain weighted average anti-dilution provisions.  As a result an offering will trigger the weighted average anti-dilution provisions in such outstanding Prior Warrants substantially lowering the exercise price of such Prior Warrants (in accordance with the terms of the Prior Warrants) and proportionately increasing the number of shares that could be obtained upon the exercise of such Prior Warrants.  These Prior Warrants expire on or before December 31, 2009. Management is currently evaluating the dilution impact of the June 18, 2009 Bridge Notes warrants on our current warrant holders ratchets as well as the potential effect of the next financial raise resulting from the ratchets in the warrants.

In May 2009 all of the 3,333,333 warrants that were purchased for $0.149 per warrant with an exercise price of $0.001were exercised on a cashless basis and 3,299,999 common shares were issued.

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

10 | Page

The table below summarizes compensation expenses from share-based payment awards:

	For the six month period ended April 30, 2008	For the six month period ended April 30, 2009
Research and development	14,174	31,074
General and Administrative	104,829	45,692
Total stock compensation expense recognized	$119,003	$76,766

Total unrecognized estimated compensation expense related to non-vested stock options granted and outstanding as of April 30, 2009 was $107,867, which is expected to be recognized over a weighted-average period of one year and four months.

 No options were exercised nor granted over the three months and six months ended April 30, 2008 and 2009 periods.

8.	Commitments and Contingencies

 In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. In these agreements, we generally agree to indemnify, hold harmless and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material cost to defend lawsuits or settle claims related to these indemnification provisions. As a result, we have no liabilities recorded for these provisions. Accordingly, we have no liabilities recorded for these provisions as of April 30, 2009.

In the normal course of business, we may be confronted with issues or events that may result in a contingent liability. These are generally related to lawsuits, claims, environmental actions or the action of various regulatory agencies, if necessary, management consults with counsel and other appropriate experts to assess any matters that arise. If, in management’s opinion, we have incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in our financial statements. There are no currently pending, threatened law suits or claims against the Company that could have a material adverse effect on our financial position, results of operations or cash flows.

9.	Shareholders Equity

The Company issued a vendor CME Acuity 2,595,944 shares of common stock on December 30, 2008 in full payment for its outstanding balance. In May 2009 all or 3,333,333 of the warrants purchased for $0.149 per warrant in the October 17, 2007 raise with an exercise price of $0.001were exercised on a cashless basis and 3,299,999 shares of common stock were issued.

10.	Subsequent Events

On June 15, 2009, Mr. Moore and the Company amended the Moore Notes to increase the amounts available pursuant to the Moore Agreement from $800,000 to $950,000 and change the maturity date of the Moore Notes from June 15, 2009 to the earlier of January 1, 2010 or the Company’s next equity financing resulting in gross proceeds to the Company of at least $6 million.

Effective June 18, 2009, Advaxis, Inc. (the “Company”) entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with each of accredited and/or sophisticated investors as specified on Schedule A (collectively, the “Investors”), pursuant to which it completed a private placement (the “Offering”) whereby the Investors acquired senior convertible promissory notes of the Company (the “Notes”) in the aggregate principal face amount of $1,131,352.94, for an aggregate net purchase price of $961,650.  The Notes were issued with an original issue discount of 15%.  Each Investor paid $0.85 for each $1.00 of principal amount of Notes purchased at the Closing.  The Notes are convertible into shares of the Company’s common stock, $0.001 par value (the “Common Stock”), all as more particularly described below and in the form of Note attached hereto as Exhibit 4.1.  For every dollar invested, each Investor received warrants to purchase 2 ½ shares of Common Stock (the “Warrants”) at an exercise price of $0.20 per share, subject to adjustments upon the occurrence of certain events as more particularly described below and in the form of Warrant attached hereto as Exhibit 4.2. The 2009 Bridge Notes are to mature on December 31, 2009 if not retired sooner. The 2009 Bridge Notes may be prepaid in whole or in part at the option of the Company without penalty at any time prior to the Maturity Date. The warrants may be exercised on a cashless basis under certain circumstances.

In the event the Company consummates an equity financing from and after August 1, 2009 and prior to the second business day immediately preceding the Maturity Date, in which it sells shares of its stock with aggregate gross proceeds of not less than $2,000,000, then prior to the Maturity Date, the Investors shall have the option to convert all or a portion of the 2009 Bridge Notes into the same securities sold in the Qualified Equity Financing, at an effective per share conversion price equal to 90% of the per share purchase price of the securities issued  in the Qualified Equity Financing. In the event the Company does not consummate a Qualified Equity Financing from and after August 1, 2009 and prior to the second business day immediately preceding the Maturity Date, then the Investors shall have the option to convert all or a portion of the 2009 Bridge Notes into shares of Common Stock, at an effective per share conversion price equal to 50% of the volume-weighted average price per share of the Common Stock over the five (5) consecutive trading days immediately preceding the third business day prior to the Maturity Date. To the extent an Investor does not elect to convert its 2009 Bridge Note as described above, the principal amount of the 2009 Bridge Note not so converted shall be payable in cash on the Maturity Date.

11 | Page

In connection with the bridge transaction, the Company entered into a Security Agreement, dated as of June 18, 2009 with the Investors.  The Security Agreement grants the Investors a security interest in all of the Company’s tangible and intangible assets, as further described on Exhibit A to the Security Agreement. The Company also entered into a Subordination Agreement, dated as of June 18, 2009 (the “Subordination Agreement”) with the Investors and Mr. Moore.  Pursuant to the Subordination Agreement, Mr. Moore subordinated certain rights to payments under the Moore Note to the right of payment in full in cash of all amounts owed to the Investors pursuant to the Notes; provided, however, that principal and interest of the Moore Note may be repaid prior to the full payment of the Investors under certain circumstances.

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

12 | Page

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

 Recent Developments

On June 15, 2009, Mr. Moore and the Company amended the Moore Notes to increase the amounts available pursuant to the Moore Agreement from $800,000 to $950,000 and change the maturity date of the Notes from June 15, 2009 to the earlier of January 1, 2010 or the Company’s next equity financing resulting in gross proceeds to the Company of at least $6 million.

 On June 18, 2009 the Company entered into the 2009 Bridge Note Purchase Agreement whereby the Investors acquired the 2009 Bridge Notes for $961,650. For every dollar invested they received warrants to purchase 2 ½ shares of Common Stock at an exercise price of $0.20 per share, subject to adjustment upon the occurrence of certain events. The 2009 Bridge Notes are to mature on December 31, 2009 if not retired sooner. The 2009 Bridge Notes may be prepaid in whole or in part at the option of the Company without penalty at any time prior to the Maturity Date. The warrants may be exercised on a cashless basis under certain circumstances. In the event the Company consummates an equity financing from and after August 1, 2009 and prior to the second business say immediately preceding the Maturity Date, in which it sells shares of its stock with aggregate gross proceeds of not less than $2,000,000, then prior to the Maturity Date, the Investors shall have the option to convert all or a portion of the New Notes into the same securities sold in the Qualified Equity Financing, at an effective per share conversion price equal to 90% of the per share purchase price of the securities issued  in the Qualified Equity Financing. In the event the Company does not consummate a Qualified Equity Financing from and after August 1, 2009 and prior to the second business day immediately preceding the Maturity Date, then the Investors shall have the option to convert all or a portion of the 2009 Bridge Notes into shares of Common Stock, at an effective per share conversion price equal to 50% of the volume-weighted average price per share of the Common Stock over the five (5) consecutive trading days immediately preceding the third business day prior to the Maturity Date

To the extent an Investor does not elect to convert its 2009 Bridge Note as described above, the principal amount of the 2009 Bridge Note not so converted shall be payable in cash on the Maturity Date.

In connection with the bridge transaction, the Company entered into a Security Agreement, dated as of June 18, 2009 with the Investors.  The Security Agreement grants the Investors a security interest in all of the Company’s tangible and intangible assets, as further described on Exhibit A to the Security Agreement the Company also entered into a Subordination Agreement, dated as of June 18, 2009 (the “Subordination Agreement”) with the Investors and Mr. Moore.  Pursuant to the Subordination Agreement, Mr. Moore subordinated certain rights to payments under the Moore Note to the right of payment in full in cash of all amounts owed to the Investors pursuant to the Notes; provided, however, that principal and interest of the Moore Note may be repaid prior to the full payment of the Investors in certain circumstances.

On June 1, 2009 we received the FDA letter denying our request for Orphan Drug Designation (ODD) for the use of ADXS11-001 in invasive cervical cancer. The FDA stated their market definition for invasive cervical cancer prevalence (including all those who had been cured) is over the 200,000 person cut-off. While the FDA’s response was disappointing we plan on seeking their approval for a Fast Track designation which, if approved, will allow us an expedited regulatory timeline.

On May 26, 2009 the United States Patent and Trademark office approved the Company’s its patent-application Compositions and Methods for Enhancing the Immunogenicity of Antigencs. This patent application covers the use of Listeria monocytogenes (Lm) protein ActA and fragments of this protein for use in the creation of antigen fusion proteins.  This intellectual property protects a unique strain of Listeria monocytogenes for use as a vaccine vector.

On May 20, 2009 we announced that we applied for a $2.0 Million U.S. Bio-Defense Grant, in collaboration with a healthcare company (Collaborator), to develop an oral formulation of its live Listeria technology for the prevention of influenza. Also on May 4, 2009 we also announced that we applied for nearly $5.0 Million in Grants in Response to U.S. Department of Defense Solicitation in three separate grant proposals. On April 27, 2009 we announced that we applied for approximately $1.0 Million worth of grants from the National Institute of Health.

13 | Page

On April 17, 2009 we announced that we are in licensing discussions for our flagship vaccine construct, ADXS11-001, in certain non-US markets.

On March 23, 2009 we announced our updated survival data for our Phase I trial of live Listeria vaccine ADXS11-001 in patients with recurrent, metastatic, carcinoma of the cervix. While the Phase I safety trial was not designed to evaluate efficacy or survival as its primary endpoints, we continue to follow the survival of the study participants. As of March 17, 2009 three of the thirteen, or twenty-three percent, evaluable patients in the Phase I clinical trial continue to survive beyond the historical median survival of six months or less, based on the NCI’s GOG statistics for the treatment of recurrent, metastatic cervical cancer. These three patients have survived, respectively, 763 days, 864 days and 894 days after having received their first dose off ADXS11-001.

On February 10, 2009 the United States Patent and Trademark office granted to the Company its 13 th approved patent being actively developed.  This intellectual property protects a unique strain of Listeria monocytogenes for use as a vaccine vector.  This new strain of Listeria is an improvement over the strain currently in clinical testing as it is more attenuated, more immunogenic, and does not have an antibiotic resistance gene inserted.  This technology promises to make the company’s product more effective and easier to obtain FDA regulatory approval.

We believe our financial plan will provide us with enough time to allow us to raise $18,000,000 in funds by September 2009. These funds combined with the conversion of the $1,961,650 in New Notes investments (amounts invested and the potential to raise an additional $1,000,000) should meet our financial needs until December 2011. With these funds we anticipate starting two phase II trials this September; one in India in invasive cervical cancer and one in the United States in CIN. We also plan on a phase II trial in the United States with an unspecified start date to be sponsored by the National Institute of Health (“NIH”). All three phase II trials will use our ADXS111-001 investigational drug.  As part of our strategy to enhance our development efforts we plan on filing, in the near future, a request for Fast Track Drug Designation in cervical cancer with the FDA, which, if approved, offers expedited regulatory review.

Our funding plans assumes the Company will be required to repay approximately $1,848,000 primarily to Mr. Moore for repayment of all but $200,000 of his Notes and interest, payments, in addition to two notes and interest that we are currently in default on, payments to our contract research organization and payment to the University of Pennsylvania including amounts we are contingently liable for and patent, license and license milestone expenses. The Company’s estimate of its allocation of the proceeds of any offering is based on the current state of its business development and management estimates of future prospects.

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

We expect our future sources of liquidity to be primarily debt and equity capital raised from investors, as well as licensing fees and milestone payments in the event we enter into licensing agreements with third parties, and research collaboration fees in the event we enter into research collaborations with third parties. We have also applied for government grants totaling $7,641,531which could net the company up to $5,670,111 in funding strategic research and clinical programs. In addition, we plan on applying for the New Jersey NOL program for our tax losses in fiscal year 2008 again this year that we were awarded last year for our recorded losses through December 31, 2007 as well as the Research Tax Credit Program for the first time this year.

If additional capital were raised through the sale of equity or convertible debt securities, the issuance of such securities would result in additional dilution to our existing stockholders. We believe that we will need to raise additional funds to sustain our plan of operations for the through December 2011.  If we are unable to obtain additional sources of financing or generate sufficient cash flows from sufficient capital, it could create a material adverse effect on future operating prospects of the Company.

Results of Operations

Three months ended April 30, 2009 period compared to the three months ended April 30, 2008

Revenue. Our revenue decreased by $17,956, or 100%, to $0 for the three months ended April 30, 2009 (“Fiscal 2009 Quarter”) as compared with $17,956 for the three months ended April 30, 2008 (“Fiscal 2008 Quarter”) due to the grant from the State of New Jersey received in the Fiscal 2008 Quarter not being repeated.

14 | Page

Research and Development Expenses. Research and development expenses decreased by $381,063, or 57%, to $283,812 for the Fiscal 2009 Quarter as compared with $664,875 for the Fiscal 2008 Quarter, principally attributable to the following:

●	Clinical trial expenses decreased by $33,392, or 98%, to $731 from $34,123 due to the fact that our close out of our phase I trial in the first Fiscal 2008 Quarter.
●
Wages, options and lab costs decreased by $46,489, or 16% to $241,663 from $288,152 principally due to no bonus accrual was recorded in Fiscal 2009 Quarter compared to a $27,152 accrual recorded in Fiscal 2008 Quarter and lower overall lab costs due to the priority given to grant and publication writing.

●
Consulting expenses decreased by $14,491, or 31%, to $32,621 from $47,112, primarily reflecting the lower effort required to prepare the Investigational New Drug filing for the FDA or $17,213 and lower option expense or $1,778 in Fiscal 2009 Quarter compared to the same period last year, partially offset by slightly higher consulting expense of $4,500.

●
Subcontracted research expenses decreased by $39,900, or 100%, to $0 from $39,900 reflecting the completion prior to Fiscal 2009 Quarter of subcontract work performed by Dr. Paterson at Penn, pursuant to a sponsored research agreement ongoing in the  same period last Fiscal 2008 Quarter.

●
Manufacturing expenses decreased by $246,791, to $8,797 from $255,588, or 97% resulting from the completion of our clinical supply program for the upcoming CIN trial prior to Fiscal 2009 Quarter compared to the manufacturing program in the Fiscal 2008.

General and Administrative Expenses. General and administrative expenses decreased by $483,062 or 50%, to $488,468 for the Fiscal 2009 Quarter as compared with $971,530 for the Fiscal 2008 Quarter, primarily attributable to the following:

●
Wages, Options and benefit expenses decreased by $130,752, or 37% to $224,655 from $355,407 principally due to (i) no bonus accrual recorded in Fiscal 2009 Quarter compared to a $15,648 accrual recorded in Fiscal 2008 Quarter, (ii) no stock issuance in Fiscal 2009 Quarter compared to $71,250 issued to the CEO per his employment agreement in Fiscal 2008 Quarter and (iii) lower  option expense of $42,780 due to vesting of the CEO’s options in Fiscal 2008 Quarter compared to no vesting of his options in Fiscal 2009 Quarter as they were fully vested prior to the current quarter.

●
Consulting fees decreased by $185,808, or 90%, to $20,782 from $206,590. This decrease was primarily attributed to: $114,375 decrease in Mr. Appel’s (our previous President & CEO) agreement settlement and consulting fees recorded in the Fiscal 2008 Quarter and none recorded in the Fiscal 2009 Quarter. This decrease in expenses also included lower consulting expenses due to financial advisor fees of $56,818 recorded in the Fiscal 2008 Quarter verses the fees for other consultants in the Fiscal 2009 Quarter and $14,615 lower option expenses paid to consultants in Fiscal 2009 Quarter versus Fiscal 2008 Quarter.

●
Offering expenses increased by $43,991 to $43,991 from $0. This expense includes warrant expense of $22,694 recorded in the Fiscal 2009 Quarter due to the Note Agreement with the CEO along with $21,297 in offering expense incurred with the preparation of the documents for the next financial raise.

●
A decrease in legal, accounting, professional and public relations expenses of $474, or .4%, to $116,368 from $116,842, primarily as a result of a lower overall expenses legal and filing fees off set by higher accounting and patent expenses in Fiscal 2009 Quarter than in Fiscal 2008 Quarter.

●
Amortization of intangibles and depreciation of fixed assets decreased by $281, or 1%, to $27,247 from $27,528 primarily due to no increase in fixed assets and a small in intangibles in the Fiscal 2009 Quarter compared to the Fiscal 2008 Quarter.

●	Analysis Research cost decreased by $97,990 or 100%, to $0 from $97,990 due to a one time report and business analysis report in the Fiscal 2008 Quarter not repeated in Fiscal 2009 Quarter.
●	Recruiting fees for the Executive Director of Product Development in Fiscal 2008 Quarter was $63,395 and there was no such expense in Fiscal 2009 Quarter.
●
Overall occupancy and conference related expenses decreased by $49,301 or 47% to $54,951 from $104,252. Overall conference expense decreased by $32,315 in the Fiscal 2009 Quarter due to lower participation in cancer conferences as well as lower travel expenses to the conferences of $16,440 than compared to Fiscal 2008 Quarter.

Other Income (expense). Other Income (expense) decreased by $29,826 to $20,658 in expense for Fiscal 2009 Quarter from income of $9,168 for the Fiscal 2008 Quarter. During the Fiscal 2008 and the Fiscal 2009 Quarters, we recorded interest expense of $1,945 and $20,658 respectively, primarily related to interest accrued on our outstanding notes. Interest earned on investments for the Fiscal 2008 and Fiscal 2009 Quarters amounted to $11,114 and $0, respectively.

Six months ended April 30, 2009 period compared to the six months ended April 30, 2008

Revenue. Our revenue decreased by $40,359, or 100%, to $0 for the six months ended April 30, 2009 (“Fiscal 2009 Period”) as compared with $17,956 for the three months ended April 30, 2008 (“Fiscal 2008 Period”) due to the grant from the State of New Jersey received in the Fiscal 2008 Quarter not being repeated.

15 | Page

Research and Development Expenses. Research and development expenses decreased by $884,052, or 66%, to $462,986 for the Fiscal 2009 Period as compared with $1,347,038 for the Fiscal 2008 Period, principally attributable to the following:

●
Clinical trial expenses decreased by $98,975, or 98%, to $1,769 from $100,744 primarily due to our close out of our phase I trial in the first Fiscal 2008 Quarter and the delay in starting up our phase II trial.

●
Wages, options and lab costs decreased by $206,806, or 36% to $365,204 from $572,010 principally due to the recording of the full years bonus accrual in Fiscal 2008 that was reversed in Fiscal 2009 Period or $198,527. No bonus accrual was recorded nor paid in Fiscal 2009 Period. Wages were $51,458 higher in Fiscal 2009 Period due to the new hire of the Executive Director, Product Development  in March 2008 that were primarily offset by lower overall lab cost and other compensation.

●
Consulting expenses decreased by $22,333, or 26%, to $64,190 from $86,523, $45,165 of the decrease was primarily due to the higher effort required to prepare and submit the Investigational New Drug filing to the FDA in the Fiscal 2008 Period compared to the lower effort in Fiscal 2009 Period. This decrease was partially offset by higher option expense of $13,832 and consulting expense of $9,000 in the Fiscal 2009 Period compared to the same period last year.

●
Subcontracted research expenses decreased by $81,124, or 100%, to $0 from $81,124 reflecting the completion of the project prior to Fiscal 2009 Period performed by Dr. Paterson at Penn, pursuant to a sponsored research agreement ongoing in the same period last Fiscal 2008 Period.

●
Manufacturing expenses decreased by $448,172, to $31,823 from $479,995, or 93% resulting from the completion of our clinical supply program for the upcoming CIN trial prior to Fiscal 2009 Period compared to the manufacturing program in the Fiscal 2008.

●
Toxicology study expenses decreased by $26,640, to $0 or 100% due the completion in Fiscal 2008 Period of our toxicology study by Pharm Olam in connection with our ADXS111-001 product candidates in anticipation of clinical studies in 2008.

General and Administrative Expenses. General and administrative expenses decreased by $710,198, or 41%, to $1,033,922 for the Fiscal 2009 Period as compared with $1,744,120 for the Fiscal 2008 Period primarily attributable to the following:

●
Wages, Options and benefit expenses decreased by $199,304, or 30% to $457,917 from $657,221 principally due to the recording of the full years bonus accrual in Fiscal 2008 that was reversed in Fiscal 2009 Period or $68,201. No bonus accrual was recorded nor paid in Fiscal 2009 Period nor was there a stock issuance in Fiscal 2009 Period compared to $71,250 issued to the CEO per his employment agreement in Fiscal 2008 Period and lower  option expense of $59,137 due to vesting of the CEO’s options in Fiscal 2008 Period compared to two months of vesting of his options in Fiscal 2009 Period as they became fully vested.

●
Consulting fees decreased by $284,455, or 86%, to $47,782 from $332,237. This decrease was primarily attributed to: decrease of $161,250 in Mr. Appel’s (our previous President & CEO) consulting fees made up of $31,250 and a payment in settlement of his employment agreement of $130,000 in recorded in the Fiscal 2008 Period and none were recorded in the Fiscal 2009 Period. Also  consulting expenses were lower due to financial advisor fees of $120,000 recorded in the Fiscal 2008 Period versus the fees for other consultants in the Fiscal 2009 Period due to the close of the offering on October 17,2007.

●
Offering expenses increased by $34,293 to $66,071 from $31,778. This expense includes warrant expense of $22,694 recorded in the Fiscal 2009 Period due to the Note Agreement with the CEO that started in September 2008 along with $11,599 in additional offering expense incurred with the preparation of the documents for the next financial raise.

●
A decrease in legal, accounting, professional and public relations expenses of $1,846, or .6%, to $285,727 from $287,573, primarily as a result of a lower overall legal, accounting, Public relations and filing fees off set by higher patent expenses in the Fiscal 2009 Period than in the Fiscal 2008 Period.

●
Amortization of intangibles and depreciation of fixed assets increased by $1,578, or 3%, to $53,758 from $52,180 primarily due to an increase in fixed assets and intangibles in the Fiscal 2009 Period compared to the Fiscal 2008 Period.

●	Analysis Research cost decreased by $117,990 or 100%, to $0 from $117,990 due to a one time report and business analysis report in the Fiscal 2008 Period not repeated in Fiscal 2009 Period.
●	Recruiting fees for the Executive Director of Product Development in Fiscal 2008 Period was $63,395 and there was no such expense in Fiscal 2009 Period.
●
Overall occupancy and conference related expenses decreased by $79,079 or 39% to $122,668 from $201,747. Overall conference expense has decreased by $57,255 in the Fiscal 2009 Period due to lower participation in cancer conferences. In addition lower travel related to the reduced conferences attendance amounted to a decrease of $7,557 in the Fiscal 2009 Period than incurred in  the Fiscal 2008 Period.

Other Income (expense). Other Income (expense) decreased by $75,948 to $36,052 in expense for Fiscal 2009 Period from income of $39,896 for the Fiscal 2008 Period. During the Fiscal 2008 and the Fiscal 2009 Periods, we recorded interest expense of $3,931 and $36,052 respectively, primarily related to interest accrued on our outstanding notes. Interest earned on investments for the Fiscal 2008 and Fiscal 2009 Periods amounted to $43,827 and $0, respectively.

16 | Page

In the Fiscal 2009 Period there was a net change of $922,020 recorded due to a gain recorded from the receipt of a NOL tax credit received from the State of New Jersey tax program. There was no comparable gain in Fiscal 2008 Period as this was the first year we were awarded this NOL credit.

We anticipate an increase in Research and Development expenses as a result of expanded development and commercialization efforts related to clinical trials, and product development, and expenses to be incurred in the development of strategic and other relationships required ultimately if the licensing, manufacture and distribution of our product candidates are undertaken.

Liquidity and Capital Resources

Since our inception until April 30, 2009, the Company has reported accumulated net losses of $18,143,984 and recurring negative cash flows from operations.   We anticipate that we will continue to generate significant losses from operations for the foreseeable future.

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

Our net loss was $610,940 for the six months ended April 30, 2009 which included a $922,020 gain from the sale of our State of New Jersey Net Operating Losses (recorded as a Income Tax Benefit) from inception through December 31, 2007.

Our limited capital resources and operations to date have been funded primarily with the proceeds from public and private equity and debt financings, NOL tax credit and income earned on investments and grants. We anticipate that our existing capital resources, without implementing further cost reductions, raising additional capital, or obtaining substantial cash inflows from potential partners or our products, will enable us to continue operations through approximately September 2009 or sooner if unforeseen events arise that negatively impact our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent public accounting firm relating to our financial statements for the year ended October 31, 2008 included a going concern explanatory paragraph.

We are pursuing additional investments, grants, partnerships as well as collaborations and exploring other financing options, with the objective of minimizing dilution and disruption.

Our business will require substantial additional investment that we have not yet secured, and our plan is to raise capital and/or pursue partnering opportunities. We expect to continue to spend substantial amounts on research and development, including conducting clinical trials for our product candidates. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new partners. We cannot be assured that financing will be available at all. Our failure to raise capital by September 2009 will materially adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations at some time in the near future. Any additional investments or resources required would be approached, to the extent appropriate in the circumstances, in an incremental fashion to attempt to cause minimal disruption or dilution.  Any additional capital raised through the sale of equity or convertible debt securities will result in dilution to our existing stockholders.

On July 1, 2002 (effective date) we entered into a 20-year exclusive worldwide license, with Penn with respect to the innovative work of Yvonne Paterson, Ph.D., Professor of Microbiology in the area of innate immunity, or the immune response attributable to immune cells, including dendritic cells, macrophages and natural killer cells, that respond to pathogens non-specifically. This agreement has been amended from time to time and was amended and restated on February 13, 2007. We have acquired and paid for The First Amended and Restated Patent License Agreement.  However, The Second Amendment that was mutually agreed to and entered into on March 26, 2007 to exercise our option to license an additional 12 dockets or approximately 39 or more patent applications in Listeria-Based and LLO-Based Vaccine patent/dockets to license was not finalized. According to this Second Amendment, we are contingently liable for $423,725 as of April 30, 2009 including the reimbursement of certain legal and filing costs.  We are still in negotiations with Penn over the form and amount of payment (stock or cash or some combination) and expect to reach a conclusion at the close of our next financial raise. These fees are currently unpaid and are not recorded in our financial statements as of the April 30, 2009. While we consider our relationship with Penn good we are in frequent communications over payment of past due invoices and other payables due to our lack of cash. If we fail to reach a mutual understanding Penn may issue a default notice and we will have 60 days to cure the breach or be subject to the termination of the agreement.

17 | Page

This license also grants us exclusive negotiation rights and exclusive options until June 17, 2009 to obtain exclusive licenses to new inventions on therapeutic vaccines developed by Drs. Paterson and Fred Frankel and their laboratory. Each option is granted to us at no cost and provides a six-month exercise period from the date of disclosure. Under this option we have finalized the First Amendment to the Amended and Restated Agreement for one docket and have negotiated licenses for 12 more dockets, with each docket having the potential of more than one patent. Under this Second Amendment to the Amended and Restated Agreement, there are an additional 39 patent applications. However we are contingently liable for this Second Agreement an estimated amount of $423,725 as of April 30, 2009.  We are still in negations with Penn over the form of payment and expect to reach a conclusion at the close of our next financial raise.  These fees are currently unpaid and not in our financial statements as of the April 30, 2009.

On June 15, 2009, Mr. Moore and the Company amended the Moore Notes to increase the amounts available pursuant to the Moore Agreement from $800,000 to $950,000 and change the maturity date of the Notes from June 15, 2009 to the earlier of January 1, 2010 (the “Maturity Date”) or the Company’s next equity financing resulting in gross proceeds to the Company of at least $6 million (a “Subsequent Equity Raise”).

 On June 18, 2009 the Company entered into a Note Purchase Agreement (the “Bridge Note Purchase Agreement) in a private offering whereby certain accredited investors (the “Investors”) acquired the 2009 Bridge Notes for $961,650. For every dollar invested the Investors received warrants to purchase 2 ½ shares of Common Stock at an exercise price of $0.20 per share, subject to adjustment upon the occurrence of certain events. The 2009 Bridge Notes mature on December 31, 2009 if not retired sooner. The 2009 Bridge Notes may be prepaid in whole or in part at the option of the Company without penalty at any time prior to the Maturity Date. The warrants may be exercised on a cashless basis under certain circumstances. In the event the Company consummates an equity financing from and after August 1, 2009 and prior to the second business say immediately preceding the Maturity Date, in which it sells shares of its stock with aggregate gross proceeds of not less than $2,000,000 (a “Qualified Equity Financing”), then prior to the Maturity Date, the Investors shall have the option to convert all or a portion of the 2009 Bridge Notes into the same securities sold in the Qualified Equity Financing, at an effective per share conversion price equal to 90% of the per share purchase price of the securities issued  in the Qualified Equity Financing.

Off-Balance Sheet Arrangements

As of April 30, 2009, we had no off-balance sheet arrangements, other than our lease for space. There were no changes in significant contractual obligations during the three months ended April 30, 2009.

Critical Accounting and New Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in accordance with generally accepted accounting principles accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:
●	It requires assumption to be made that were uncertain at the time the estimate was made, and
●	Changes in the estimate of difference estimates that could have been selected could have material impact in our results of operations or financial condition.

Actual results could differ from those estimates and the differences could be material. The most significant estimates impact the following transactions or account balances: stock compensation, liabilities, warrant valuation, impairment of intangibles and fixed assets and projected operating results.

Share-Based Payments -The Company records compensation expense associated with stock options in accordance with SFAS No. 123R, “Share Based Payment,” which is a revision of SFAS No. 123. The Company adopted the modified prospective transition method provided under SFAS No. 123R. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal year 2007, and in subsequent quarters, includes expense related to the remaining unvested portion of all stock option awards granted prior to April 1, 2006, the estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

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

Warrants – Warrants were issued in connection with the equity financings completed in October 2007. At the balance sheet date we estimated the fair value of these instruments using the Black-Scholes model, which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining term and the closing price of our common stock. Changes in assumptions used to estimate the fair value of these derivative instruments could result in a material change in the fair value of the instruments. We believe the assumptions used to estimate the fair values of the warrants are reasonable.

18 | Page

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

Changes in Internal Control over Financial Reporting

                 There has been no change in our internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

19 | Page

Financial Risks

●
We have a history of operating losses and we may never achieve profitability. If we continue to incur losses or we fail to raise additional capital or receive substantial cash inflows from our investor’s  by June 2009, we may be forced to cease operations.

●	We may be forced into bankruptcy.

●	Our next raise may be at a stock price that will trigger a significant dilution due to price and trigger ratchets in the shares and warrants.

●	We may not be able to make the payments we owe to University of Pennsylvania for our Licenses or patent costs.

●	We may not be able to make the payments we owe to our patent law firm Pearl Cohen Zedek Latzer LLP

Risks Related to our Business

●	We are highly dependent on the clinical success of our product candidates.

●	We are highly dependent upon collaborative partners to develop and commercialize compounds using our technology.

●	Our collaborative partners control the clinical development of certain of our drug candidates and may terminate their efforts at will.

●	Our product candidates are in various stages of development, and we cannot be certain that any will be suitable for commercial purposes.

●	Our business will suffer if we cannot adequately protect our patent and proprietary rights.

●	We may be at risk of having to obtain a license from third parties making proprietary improvements to our technology.

●	We are dependent on third parties to manufacture and make clinical supplies.

●	We are dependent on our key personnel and if we cannot recruit and retain leaders in our research, development, manufacturing, and commercial organizations, our business will be harmed.

Risks Related to our Industry

●	Our future business success depends heavily upon regulatory approvals, which can be difficult to obtain for a variety of reasons, including cost.

●	We may face product liability claims related to participation in clinical trials for future products.

●	We are subject to environmental, health and safety laws and regulations for which we incur costs to comply.

●	We face rapid technological change and intense competition.

Other Risks

●
Provisions of our corporate charter documents, Delaware law, our financing documents and our stockholder rights plan may dissuade potential acquirers, prevent the replacement or removal of our current management and members of our Board of Directors and may thereby affect the price of our common stock.

●	Our stock price has been and may continue to be volatile.

●	Future sales of common stock or warrants, or the prospect of future sales, may depress our stock price.

●
For a more complete listing and description of these and other risks that the Company faces, please see our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on January 29, 2009.

20 | Page

Item 6. Exhibits and Reports on Form 8-K
[Need to include exhibits that you talk abou tin the 10-Q, which includes all of the Bridge Documents. You can incorporate by reference to the 8-K/A and don’t have to file them with the 10-Q]

4.1	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed with the SEC on June 19, 2009)
4.2	Form of Convertible Promissory Note (Incorporated by reference to Exhibit 4.2 to current report on Form 8-K filed with the SEC on June 19, 2009)
4.3	Form of Amended Promissory Note Advaxis, Inc. and Thomas Moore (Incorporated by reference to Exhibit 4.3 to current report on Form 8-K filed with the SEC on June 19, 2009)
10.1	Form of Note Purchase Agreement (Incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed with the SEC on June 19, 2009)
10.2	Form of Security Agreement (Incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed with the SEC on June 19, 2009)
10.3	Form of Subordination Agreement (Incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed with the SEC on June 19, 2009)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

No Reports on Form 8-K were filed during the three months ended April 30, 2009 except as follows:

i.	Report on Form 8-K filed February 13, 2009 relating to items: 7.01.
ii.	Report on Form 8-K filed April 20, 2009 relating to items: 8.01 and 9.01.

21 | Page

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ADVAXIS, INC. Registrant

Date: June 22, 2009	By:	/s/ Thomas Moore
Thomas Moore Chief Executive Officer and Chairman of the Board

	By:	/s/ Fredrick Cobb
Fredrick Cobb Vice President Finance, Principal Financial Officer

22 | Page