Form 10-Q
period 2009-07-31
Advaxis, Inc.
filed 2009-09-24
CIK 1100397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended July 31, 2009

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

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐(not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The number of shares of the Registrant's common stock, $0.001 par value, outstanding as of August 31, 2009 was 115,638,243.

ADVAXIS, INC.
(A Development Stage Company)
July 31, 2009

INDEX

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheets at July 31, 2009 (unaudited) and October 31, 2008	3

	Statements of Operations for the three and nine month periods ended July 31, 2009 and 2008 and the period March 1, 2002 (inception) to July 31, 2009 (unaudited)	4

	Statements of Cash Flow for the nine month periods ended July 31, 2009 and 2008 and the period March 1, 2002 (inception) to July 31, 2009 (unaudited)	5

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 6.	Exhibits	25

SIGNATURES		26

     All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADVAXIS, INC.
(A Development Stage Company)
BALANCE SHEETS

	July 31, 2009	October 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash	$49,126	$59,738
Prepaid expenses	40,105	38,862
Total Current Assets	89,231	98,600

Deferred expenses	366,938	-
Property and Equipment, net	63,661	91,147
Intangible Assets, net	1,310,078	1,137,397
Other Assets	3,876	3,876
Total Assets	$1,833,784	$1,331,020

LIABILITIES & SHAREHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$1,362,832	$998,856
Accrued expenses	965,886	603,345
Convertible Bridge Notes and fair value of embedded derivative	796,154	-
Notes payable - current portion including interest payable	1,094,450	563,317
Total Current Liabilities	4,219,322	2,165,518

Common Stock Warrants	11,253,594	-
Notes payable - net of current portion	-	4,813
Total Liabilities	$15,472,916	$2,170,331
Commitments and Contingencies
Shareholders’ Deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock - $0.001 par value; authorized 500,000,000 shares, issued and outstanding 115,638,243 as of July 31, 2009; and 109,319,520 as of October 31, 2008	115,637	109,319
Additional Paid-In Capital	4,217,074	16,584,414
Deficit accumulated during the development stage	(17,971,843)	(17,533,044)
Total Shareholders' Deficiency	$(13,639,132)	$(839,311)
Total Liabilities & Shareholders’ Deficiency	$1,833,784	$1,331,020

 The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

	3 Months Ended July 31, 2009	3 Months Ended July 31, 2008	9 Months Ended July 31, 2009	9 Months Ended July 31, 2008	Period from March 1, 2002 (Inception) to July 31, 2009
Revenue	$(5,369)	$28,045	$(5,369)	$68,404	$1,319,803

Research & Development Expenses	476,421	657,286	939,407	2,004,324	8,797,391
General & Administrative Expenses	985,726	605,319	2,019,648	2,349,439	12,028,215
Total Operating expenses	1,462,147	1,262,605	2,959,055	4,353,763	20,825,606

Loss from Operations	(1,467,516)	(1,234,560)	(2,964,424)	(4,285,359)	(19,505,803)

Other Income (expense):
Interest expense	(374,563)	(1,773)	(410,615)	(5,705)	(1,495,098)
Other Income	-	2,599		46,427	246,457
Gain on note retirement	-	-	-	-	1,532,477
Net changes in fair value of common stock warrant liability and embedded derivative liability	2,014,220	-	2,014,220	-	371,988
Net income (loss) before benefit for income tax benefit	172,141	(1,233,734)	(1,360,819)	(4,244,637)	(18,849,979)

Income tax benefit	-	-	922,020	-	922,020
Net income (loss)	172,141	(1,233,734)	(438,799)	-	(17,927,959)
Dividends attributable to preferred shares	-	-	-	-	43,884

Net income (loss) applicable to common Stock	$172,141	$(1,233,734)	$(438,799)	$(4,244,637)	$(17,971,843)

Net income (loss) per share, basic	$0.00	$(0.01)	$0.00	$(0.04)

Net income (loss) per share, diluted	$0.00	$(0.01)	$0.00	$(0.04)

Weighted average number of shares outstanding, basic	115,243,678	109,157,170	112,599,706	108,513,191
Weighted average number of shares outstanding, diluted	115,243,678	109,157,170	112,599,706	108,513,191

 The accompanying notes are in integral part of these financial statements.

ADVAXIS, INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	9 Months ended July 31,	9 Months ended July 31,	Period from March 1, 2002 (Inception) to July 31,
	2009	2008	2009
OPERATING ACTIVITIES
Net loss	$(438,799)	$(4,244,637)	$(17,927,959)
Adjustments to reconcile net loss
to net cash used in operating activities:
Non-cash charges to consultants and employees for options and stock	372,695	311,806	2,225,925
Amortization of deferred financing costs	-	-	260,000
Amortization of Discount on bridge Loan	37,231	-	37,321
Amortization of Warrants on Bridge Notes		-	53,851
Non-cash interest expense	345,044	3,002	863,229
Change in value of warrants and embedded derivative	(2,014,220)	-	(371,988)
Value of penalty shares issued	-	31,778	149,276
Depreciation expense	27,486	26,975	119,576
Amortization expense of intangibles	54,374	51,795	367,885
Gain on note retirement	-	-	(1,532,477)
(Increase) Decrease in prepaid expenses	(1,243)	94,711	(40,105)
Increase in other assets	-	-	(3,876)
Increase in Deferred expenses	(116,938)	-	(116,938)
Increase in accounts payable	415,954	113,162	1,852,016
Increase in accrued expenses	112,541	101,781	699,699
Accrued interest on notes payable	-	-	18,291
Increase in deferred revenue	-	6,596	-
Net cash used in Operating Activities	(1,205,873)	(3,503,031)	(13,400,213)
INVESTING ACTIVITIES
Cash paid on acquisition of Great Expectations	-	-	(44,940)
Purchase of property and equipment	-	(10,842)	(137,657)
Cost of intangible assets	(227,054)	(178,542)	(1,752,914)
Net cash used in Investing Activities	(227,054)	(189,384)	(1,935,511)
FINANCING ACTIVITIES
Proceeds from convertible secured debenture	-	-	960,000
Cash paid for deferred financing costs			(260,000)
Principal payment on notes payable	(12,320)	(10,960)	(119,239)
Proceeds from notes payable	-	-	1,271,224
Proceeds from notes payable	1,434,635	-	1,909,635
Net proceeds of issuance of Preferred Stock	-	-	235,000
Payment on cancellation of warrants	-	-	(600,000)
Proceeds of issuance of Common Stock; net of issuance costs	-	(78,013)	11,988,230
Net cash provided by (used in) Financing Activities	$1,422,315	$(88,973)	$15,384,850
Net (Decrease) Increase in cash	(10,612)	(3,781,388)	49,126
Cash at beginning of period	59,738	4,041,984	-
Cash at end of period	$49,126	$260,596	$49,126

The accompanying notes are an integral part of these financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities

	9 Months ended July 31,	9 Months ended July 31,	Period from March 1, 2002 (Inception) to
	2009	2008	July 31, 2009

Equipment acquired under capital lease	-	-	$45,580
Common Stock issued to Founders	-	-	$40
Notes payable and accrued interest
converted to Preferred Stock	-	-	$15,969
Stock dividend on Preferred Stock	-	-	$43,884
Accounts payable from consultants settled with common stock	$51,978		$51,978
Notes payable and accrued interest
converted to Common Stock	-	-	$2,513,158
Intangible assets acquired with notes payable	-	-	$360,000
D Debt discount in connection with recording the original value of the embedded derivative liability	$1,023,116	-	$1,535,912
Allocation of the original secured convertible debentures to warrants	-	-	$214,950
Allocation of the Warrant on Bridge Loan as debt discount	$250,392		$250,392
Warrants issued in connection with issuances of common stock	-	-	$1,505,550
Warrants recorded as a liability	$12,785,695		$12,785,695

 The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.
NOTES TO THE FINANCIAL STATEMENTS (unaudited)

1.	Nature of Operations and Liquidity

Advaxis, Inc., (the “company”) is a development stage biotechnology company with the intent to develop safe and effective cancer vaccines that utilize multiple mechanisms of immunity. We are developing a live Listeria vaccine technology under license from the University of Pennsylvania (“Penn”) which secretes a protein sequence containing a tumor-specific antigen. We believe this vaccine technology is capable of stimulating the body’s immune system to process and recognize the antigen as if it were foreign, generating an immune response able to attack the cancer. We believe that this to be a broadly enabling platform technology that can be applied to the treatment of many types of cancers, infectious diseases and auto-immune disorders.

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

Since our inception in 2002 we have focused our research and development efforts upon understanding our technology and establishing a product development pipeline that incorporates this technology in the therapeutic cancer vaccines area targeting cervical, prostate, breast and Cervical Intraepithelial Neoplasia (CIN), a pre cancerous indication. Although no products have been commercialized to date, research and development and investment continues to be placed behind the pipeline and the advancement of this technology. Pipeline development and the further exploration of the technology for advancement entail risk and expense. It is anticipated that ongoing operational costs for the development stage company will increase significantly as we expect to begin several clinical trials starting this fiscal year.

As of July 31, 2009, we had $49,126 in cash, a deficit of $4,130,091 in working capital, $ 2,252,803 of principal and interest payable on our notes payable, stockholders deficiency of $ 13,639,132 and an accumulated deficiency of $17,971,843.

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

Our net income for the three months ended July 31, 2009 was $172,141 including $2,014,220 for the net change in fair value of common stock warrant and embedded derivative liabilities.  Our net loss for the nine months ended July 31, 2009 was $438,799 which includes $922,020 of tax benefit received in this period from the New Jersey Technology Tax Certificate Transfer Program and $2,014,220 for the net change in fair value of common stock warrant and embedded derivative liabilities

Since our inception until July 31, 2009, the Company has reported accumulated net losses of $17,927,959 and recurring negative cash flows from operations. In order to maintain sufficient cash and investments to fund future operations, we are seeking to raise additional capital and reduce expenses over the August through September 2009 time period through various financing alternatives. During the fiscal year ended October 31, 2008 the Company received $475,000 from Notes provided by our CEO, Thomas Moore (the “Moore Notes”).  Although the Company repaid Mr. Moore $50,000 in the three months ended January 31, 2009, as of July 31, 2009 he has loaned an additional $522,985 for a total of $947,985.  In addition, the Company sold its Net operating loss (“NOL”) to the New Jersey Economic Development Administration (”NJEDA”) for $922,020 and has reduced the salaries of all its highly compensated employees effective as of January 4, 2009.  On June 18, 2009 we also entered into a Note Purchase Agreement for $1,131,353 in senior secured bridge notes issued at a 15% discount and received proceeds of $961,650 (the “Bridge Notes”).

Since inception through July 31, 2009, principally all of the Company’s revenue has been from grants.

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

            Management’s intends to seek additional funding to assure the Company’s viability, through private or public equity offering, and/or debt financing.  There can be no assurance that management will be successful in any of those efforts.

Since October 31, 2008 our short term financing plans through July 2009 consisted of the Moore Notes the sale of the NOL provided by the NJEDA, the reduction in salaries of all our highly compensated employees effective as of January 4, 2009 and the 2009 Bridge Notes. We plan on raising an additional $1,000,000 through additional debt financing. We anticipate that this will be sufficient to finance our currently planned operations to October 2009.

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material. The most significant estimates impact the following transactions or account balances: stock compensation, liabilities, warrant & options valuations, impairment of intangibles and fixed assets.

Recently Issued Accounting Pronouncements

In June 2008, The FASB ratified Emerging Issues Task Force (EITF) Issue No 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature indexed to the entities own stock. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which is our first quarter of fiscal 2010. Many of the warrants issued by the Company contain a strike price adjustment feature, which upon adoption of EITF 07-5, may result in the instruments no longer being considered indexed to the Company’s own stock. Accordingly, adoption of EITF 07-5 may change the current classification (from equity to liability) and the related accounting for many warrants outstanding at that date.  Even though the Company now records warrants and the embedded derivative as a liability under the guidance contained in EITF 00-19 “ Accounting for Derivative Financial Instrument Indexed to and Potentially Settled In, a Company’s Own Common Stock,” and SFAS 133 “Accounting for Derivative Instruments and Hedging Activities. In accordance with the guidance provided in EITF 05-2 in order to clarify provisions of EITF 00-19, the Company determined that the conversion feature in the Bridge Notes represented an embedded derivative since the debenture is convertible into a variable number of shares based upon a conversion formula which could require the Company to issue shares in excess of its authorized amount. The convertible debentures are not considered “conventional” convertible debt under EITF 00-19 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. The Company is currently evaluating the impact the adoption of EITF 07-5 may have on its financial position, results of operation, or cash flows.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rational as to why the date was selected. SFAS 165 is effective for interim and annual periods ended after June 15, 2009. The Company has adopted the provisions of SFAS 165. The Company has evaluated subsequent events through the date of issuance of these financial statements, September 23, 2009.

In July 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). With the issuance of SFAS 168, the FASB Standards Codification (“Codification”) becomes the single source of authoritative U.S. accounting and reporting standards applicable for all non-governmental entities, with the exception of guidance issued by the Securities and Exchange Commission. The Codification does not change current U.S. GAAP, but changes the referencing of financial standards and is intended to simplify user access to authoritative U.S. GAAP, by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ended after September 15, 2009. At that time, all references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB. The adoption of SFAS No. 168 will result in the change of disclosures to reflect the new codification references, but otherwise the Company does not expect it to have any effect on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3.	Intangible Assets

Intangible assets primarily consist of legal and filing costs associated with obtaining patents and licenses. The license and patent costs capitalized primarily represent the value assigned to the Company’s 20-year exclusive worldwide license agreement with Penn which are amortized on a straight-line basis over their remaining useful lives which are estimated to be twenty years from the effective date of the Penn Agreement dated July 1, 2002. The value of the license and patents is based on management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future uses. This license now includes the exclusive right to strategically exploit 17 patents issued and 18 pending filed in some of the largest markets in the world (excluding the patents issued and applied for that we are no longer pursing in smaller markets).  After careful review and analysis we decided not to pursue 4 patents issued and 6 patent applications filed in smaller countries.

This license agreement has been amended, from time to time, and was amended and restated on February 13, 2007. We have acquired and paid for the First Amended and Restated Patent License Agreement.  However, the Second Amendment that we mutually agreed to enter into on March 26, 2007 to exercise our option to license an additional 12 other dockets or approximately 39 or more additional patent applications for Listeria and LLO-based vaccine dockets was not finalized. In order to purchase this Second Amendment as of July 31, 2009 we are contingently liable for $447,108 including the reimbursement of certain legal and filing costs.  We are still in negotiations with Penn over the form of payment, some combination of stock or cash, and expect to reach a conclusion at the close of our next financial raise. These fees are currently unpaid and are not recorded in our financial statements as of the July 31, 2009. While we consider our relationship with Penn good we are in frequent communications over payment of past due invoices and other payables due to our lack of cash. If we fail to reach a mutual understanding Penn may issue a default notice and we will have 60 days to cure the breach or be subject to the termination of the agreement.

            As of July 31, 2009, all gross capitalized costs associated with the licenses and patents filed and granted as well as costs associated with patents pending are $1,569,880 as shown under license and patents on the table below, excluding the Second Amendment costs.  Out of the $1,569,880 capitalized cost the cost of the patents and licenses issued is estimated to be $797,942 and cost of the patents pending or in the process of filing is estimated to be $771,938. The expirations of the existing patents range from 2014 to 2020 but the expirations may be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value or patents applications that are not issued are charged to expense when the determination is made not to pursue the application. Based on a review and analysis of its patents we determined that it was no longer cost effective to pursue patents in other countries such as Canada, Israel or Ireland.  A review of the capitalized costs for these countries resulted in the write-off of $26,087 as of July 31, 2009 of capitalized cost since inception of the company and the elimination of a total of eleven patent and patent applications. No other additional patent applications with future value were abandoned and charged to expense in the current or prior year. Amortization expense for licensed technology and capitalized patent cost is included in general and administrative expenses.

Under the amended and restated agreement we are billed actual patent expenses as they are passed through from Penn and or billed directly from our patent attorney. The following is a summary of the intangibles assets as of the following fiscal periods:

	October 31, 2008	July 31, 2009	Increase/(Decrease)
License	$529,915	$571,275	$41,360
Patents	812,910	998,605	185,695
Total intangibles	1,342,825	1,569,880	227,055
Accumulated Amortization	(205,428)	(259,802)	(54,374)
Intangible Assets	$1,137,397	$1,310,078	$172,681

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

4.	Net Income (Loss) Per Share

 In accordance with the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earning per Share,” basic net income or basic net loss per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the periods. Diluted earnings per share give effect to dilutive options, warrants, convertible debt and other potential common stock outstanding during the period. Therefore, in the case of a net loss, the impact of the potential common stock resulting anti-dilutive provisions in the investment agreements that effect common stock, warrants, outstanding stock options and convertible debt are not included in the computation of diluted loss per share, as the effect would be anti-dilutive. In the case of net income the impact of the potential common stock change resulting from these instruments that have intrinsic value are included in the diluted earnings per share. The table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share. The warrants and certain common stock include anti-dilutive provisions to adjust the number common stock and warrants as well as the price of the warrants based on certain types of equity transactions.

	As of July 31, 2008	As of July 31, 2009
Warrants	94,149,587	89,143,801
Stock Options	8,812,841	17,962,841
Total All	102,962,428	107,106,642

5.	Notes Payable

On September 22, 2008, Advaxis entered into an agreement (the “Moore Agreement”) with the Company’s Chief Executive Officer, Thomas Moore, pursuant to which the Company agreed to sell to Mr. Moore, from time to time, the Moore Notes. On June 15, 2009, Mr. Moore and the Company amended the Moore Notes to increase the amounts available pursuant to the Moore Agreement from $800,000 to $950,000 and change the maturity date of the Moore Notes from June 15, 2009 to the earlier of January 1, 2010 (the “Maturity Date”) or the Company’s next equity financing resulting in gross proceeds to the Company of at least $6 million (“Subsequent Equity Raise”). The balance of the Moore Agreement is $947,985 as of July 31, 2009. The Moore Agreement was amended per the terms of the June 18, 2009 Note Purchase Agreement (described below) retroactively to include the same warrant provision provided to Investors in the Note Purchase Agreement.

Effective June 18, 2009 we entered into a Note Purchase Agreement with each of accredited and/or sophisticated investors, pursuant to which it completed a private placement whereby the Investors acquired senior convertible promissory notes of the Company in the aggregate principal face amount of $1,131,353, for an aggregate net purchase price of $961,650.  The Bridge Notes were issued with an original issue discount of 15%.  Each Investor paid $0.85 for each $1.00 of principal amount of notes purchased at the closing.  The Bridge Notes are convertible into shares of the Company’s common stock at an exercise price contingent on the completion of equity financing as described below. For every dollar invested, each Investor received warrants to purchase 2 ½ shares of common stock (the “Bridge Warrants”) at an exercise price of $0.20 per share, subject to adjustments upon the occurrence of certain events as more particularly described below and in the form of Warrant. The Bridge Notes are to mature on December 31, 2009 if not retired sooner. They may be prepaid in whole or in part at the option of the Company without penalty at any time prior to the Maturity Date. The warrants may be exercised on a cashless basis under certain circumstances.

In the event the Company consummates an equity financing after August 1, 2009 and prior to the second business day immediately preceding the Maturity Date, in which it sells shares of its stock with aggregate gross proceeds of not less than $2,000,000, then prior to the Maturity Date, the Investors shall have the option to convert all or a portion of the Bridge Notes into the same securities sold in the Qualified Equity Financing (“QEF”), at an effective per share conversion price equal to 90% of the per share purchase price of the securities issued  in the QEF. In the event the Company does not consummate a QEF from and after August 1, 2009 and prior to the second business day immediately preceding the Maturity Date, then the Investors shall have the option to convert all or a portion of the Bridge Notes into shares of common stock, at an effective per share conversion price equal to 50% of the volume-weighted average price (“VWAP”) per share of the common stock over the five (5) consecutive trading days immediately preceding the third business day prior to the Maturity Date. To the extent an Investor does not elect to convert its Bridge Note as described above, the principal amount of the Bridge Note not so converted shall be payable in cash on the Maturity Date.

In connection with the bridge transaction, the Company entered into a Security Agreement, dated as of June 18, 2009 with the Investors.  The Security Agreement grants the Investors a security interest in all of the Company’s tangible and intangible assets, as further described in the Security Agreement. The Company also entered into a Subordination Agreement, dated as of June 18, 2009 (the “Subordination Agreement”) with the Investors and Mr. Moore.  Pursuant to the Subordination Agreement, Mr. Moore subordinated certain rights to payments under the Moore Notes to the right of payment in full in cash of all amounts owed to the Investors pursuant to the Notes; provided, however, that principal and interest of the Moore Notes may be repaid prior to the full payment of the Investors under certain circumstances.

BioAdvance Biotechnology Greenhouse of Southeastern Pennsylvania Notes (“BioAdvance”) issued us notes for $10,000 dated November 13, 2003 and  $40,000 dated December 17, 2003 that were each due on their fifth anniversary date hereof. On February 5, 2009 they issued us a letter demanding the payment of the loans and interest payable of $70,605. The outstanding balance of these notes as of July 31, 2009 is $72,612. We have agreed to make full payment on October 31, 2009.  The terms of both Notes call for accrual of 8% interest per annum on the unpaid principal.

6.	Derivative Instruments

As of July 31, 2009, there were outstanding warrants to purchase 89,143,801 shares of our common stock (adjusted for anti-dilution provision to-date) with exercise prices ranges from $0.183 to $0.287 per share (adjusted for anti-dilution provisions to-date).  These warrants include 2,404,125 warrants issued to Bridge Notes holders at an exercise price of $0.20 per warrant. Most of the warrants include anti-dilutive provisions that can trigger an adjustment to the number and price of the warrants outstanding resulting from certain future equity transactions issued below their exercise price.

The warrants to purchase shares of common stock issued by the Company in connection with our private placements consummated on October 17, 2007 (the “2007 Warrants”) contain “full-ratchet” anti-dilution provisions set at $0.20 with a term of five years.  Therefore, any future financial offering or instrument issuance below $0.20 per share of the company’s common stock or warrants will trigger the full-ratchet anti-dilution provisions in approximately 54,653,917 of the outstanding 2007 Warrants lowering the exercise price of such 2007 Warrants from $0.20 to an offering price and proportionately increasing the number of shares that could be obtained upon the exercise of such warrants.  Additionally, the Company has 30,928,581 warrants outstanding (the “Prior Warrants”) which a vast majority contain weighted average anti-dilution provisions.  As a result, an offering or instrument issuance below $0.26 per share will trigger the weighted average anti-dilution provisions in such outstanding Prior Warrants, substantially lowering the exercise price of such Prior Warrants (in accordance with the terms of the Prior Warrants) and proportionately increasing the number of shares that could be obtained upon the exercise of such Prior Warrants.  A majority of these Prior Warrants expire on November 12, 2009 and most of the balance will expire on or about December 31, 2009. There are also 3,561,303 warrants not included in the warrants above that are outstanding; 944,438 that don’t include any anti-dilution provision and 2,616,865 that have some form of anti-dilution provision.

In May 2009 all of the 3,333,333 warrants that were purchased for $0.149 per warrant with an exercise price of $0.001were exercised on a cashless basis and 3,299,999 common shares were issued.

The Bridge Note entered into June 18, 2009 whereby the Investors acquired senior convertible promissory notes of the Company in the aggregate principal face amount of $1,131,353, for an aggregate net purchase price of $961,650. The Bridge Notes were issued with an OID of 15%. Each Investor paid $0.85 for each $1.00 of principal amount of notes purchased at the Bridge closing. The Bridge Notes are convertible into shares of the Company’s common stock, as previously described in the note 5 Notes Payable.  For every dollar invested they received warrants to purchase 2 ½ shares of common stock warrants at an exercise price of $0.20 per share, subject to adjustment upon the occurrence of certain events detailed below. The Bridge Notes are to mature on December 31, 2009 if not retired sooner.  The warrants may be exercised on a cashless basis under certain circumstances.

In the event the Company consummates an equity financing after August 1, 2009 and prior to the second business say immediately preceding the Maturity Date, in which it sells shares of its stock with aggregate gross proceeds of not less than $2,000,000, then prior to the Maturity Date, the Investors shall have the option to convert all or a portion of the New Notes into the same securities sold in the QEF, at an effective per share conversion price equal to 90% of the per share purchase price of the securities issued  in the QEF.  In the event the Company does not consummate a QEF from and after August 1, 2009 and prior to the second business day immediately preceding the Maturity Date, then the Investors shall have the option to convert all or a portion of the Bridge Notes into shares of common stock, at an effective per share conversion price equal to 50% of the volume-weighted average price per share of the Common Stock over the five (5) consecutive trading days immediately preceding the third business day prior to the Maturity Date.

In accounting for the Bridge Note OID the Company is amortizing the discount of $169,703 over the life of the note by increasing the note amount each reporting period and charging the offset to interest expense.

In accounting for the Bridge Note’s embedded conversion feature and warrants described above the Company considered the guidance contained in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Common Stock,” and SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.” In accordance with the guidance provided in EITF 05-2 in order to clarify provisions of EITF 00-19, the Company determined that the conversion feature in the Bridge Notes represented an embedded derivative since the debenture is convertible into a variable number of shares based upon a conversion formula which could require the Company to issue shares in excess of its authorized amount. The convertible debentures are not considered “conventional” convertible debt under EITF 00-19 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. The Company measured the fair value of the embedded derivatives at the commitment date using the Black-Scholes valuation model based on the following assumptions:

First we estimated the probability of outcomes that the company would be able to meet the QEF and trigger a 10% discount on the QEF share price (“QEF Pricing”) or alternatively not meet the QEF (“Non-QEF Pricing”) and trigger an effective per share conversion price equal to 50% of the VWAP per share of the Common Stock over the five (5) consecutive trading days immediately preceding the third business day prior to the Maturity Date. The Company estimated a 70% probability that they would be able to meet the QEF Pricing at a price of $0.15 per share of its common stock and 30% that they would meet the Non-QEF Pricing based on its knowledge of the Company’s current business strategy and position.  The fair value of the embedded derivative under both outcomes was determined and then factored for the 70% and 30% outcomes to estimate the embedded derivative value of $1,023,116 as recorded upon issuance.

The Company is required to record the fair market value of the embedded derivatives at the issuance of the Bridge Notes as an embedded derivative liability partially offsetting the Bridge Note liability (Convertible Bridge Notes and fair value of embedded derivative) and then to amortize the value of the embedded liability over the life of the Note by charging interest expense in the Statement of Operations and while increasing the value of the Convertible Bridge Notes.  The amount charged to interest expenses for the quarter ended July 31, 2009 was $54,933.  The Company shall also adjust each reporting period for any changes in fair value of the embedded derivative liability by recording the change to the Net changes in fair value of common stock warrant liability and embedded derivative liability in the Statement of Operations.

The Black-Scholes valuation method was used based on the following factors. QEF Pricing factors used at origin (June 18, 2009) was based on a stock closing price $0.11 per share, exercise price $0.135 per share (10% discount to QEF Pricing) risk free interest rate 0.34%, volatility 310.97% and life of 196 days. On July 31, 2009 stock closing price $0.09 per share, exercise price $0.135 per share, risk free interest rate .26%, volatility 271.13% and life of 153 days.   This initial embedded derivative liability of $1,023,116, will be adjusted to fair value at each reporting period based on the current assumptions at that time. The increase or decrease in the fair market value of the embedded conversion feature at each reporting period will result in a non-cash income or expense which is recorded in other income (expense) in the Statement of Operations along with corresponding changes in the fair value of the liability.  As of July 31, 2009, the fair value of the embedded derivative was adjusted by $231,727 resulting in a reduction of the embedded derivative liability and a corresponding amount to other income.  The balance for the embedded derivative liability was $791,389 at July 31, 2009.

Accounting for all outstanding warrants related to the Company’s determination that all of the outstanding warrants should be reclassified as liabilities due the fact that the conversion feature on the Bridge Notes could require the Company to issue shares in excess of its authorized amount.  All outstanding warrants have been recorded as a liability effective June 18, 2009, based on their fair value calculated using the Black-Scholes-Merton valuation model and the following assumptions: First  the Company estimated the probability of three different outcomes (i) that the Company would be able to meet the QEF at the current warrant price of $0.20 per share, (ii) the QEF price would be $0.15 per share and trigger a 10% discount and (iii) not meet the QEF (“Non-QEF Pricing”) and trigger an effective per share conversion price equal to 50% of the VWAP per share of the Common Stock over the five (5) consecutive trading days immediately preceding the third business day prior to the Maturity Date. The Company’s estimated that there was and equal probability for each scenario.  The fair value of the warrant liability under each outcome was determined and then averaged the outcomes to estimate the warrant value of $13,036,087 at June 18, 2009.

This initial warrant liability triggered by the Bridge Notes of $13,036,087 as an reduction to the Bridge Notes liability of $250,392 for warrants issued in connection with the bridge notes and a reduction to additional paid in capital in the amount of $12,785,695 for all previously issued and outstanding warrants. The Company will continue to measure the fair value of the warrants at each reporting date using the Black-Scholes-Merton valuation model based on the current assumptions at that point in time. The increase or decrease in the fair market value of the warrants at each reporting period will result in a non-cash income or expense which is recorded the Net changes in fair value of common stock warrant liability and embedded derivative liability in the Statement of Operations along with corresponding changes in fair value of the common stock warrant liability. As of July 31, 2009, the fair value of the warrants was calculated using the following assumptions:

The Black-Scholes valuation method was used based on the following factors based on the date of origin June 18, 2009:
(i)	$0.20 exercise price, market price $0.11, risk free interest 0.28% to 2.86%, volatility 170.16% to 312.32%, Life 145 to 1825 days, warrants outstanding 89,143,801.
(ii)	$0.135 exercise price, market price $0.11, risk free interest 0.28% to 2.86%, volatility 170.16% to 312.32%, Life 145 to 1825 days warrants outstanding 123,269,393
(iii)	$0.055 exercise price, market price $0.11, risk free interest 1.00% to 2.86%, volatility 170.16% to 312.32%, Life 620 to 1825 days, warrants outstanding 202,416,414

The Black-Scholes valuation method was used based on the following factors used as of July 31,2009:
(i)	$0.20 exercise price, market price $0.09, risk free interest 0.18% to 2.53%, volatility 170.16% to 294.68%, Life 102 to 1782 days warrants outstanding 89,143,801.
(ii)	$0.135 exercise price, market price $0.09, risk free interest 0.18% to 2.53%, volatility 170.16% to 294.68%, Life 102 to 1782 days, warrants outstanding 123,269,393
(iii)	$0.055 exercise price, market price $0.09, risk free interest 0.8% to 2.53%, volatility 170.16% to 294.68%, Life 579 to 1782 days warrants outstanding 244,073,417

 The convertible notes payable can not be converted under outcome number (iii) above until three days prior to the due date of the notes of December 31, 2009.  In this scenario, 31,375,845 warrants with expiration dates expire prior to this date would expire worthless.  These warrants do not have a value in the valuation under outcome number (iii) above.

The change in fair value of the warrants resulted in a reduction to the common stock warrant liability and other income of $1,782,493 for the three-month period ending July 31, 2009.

The Company will continue to measure the fair value of the warrants and embedded conversion features at each reporting date using the Black-Scholes-Merton valuation model based on the current assumptions at that point in time. The increase or decrease in the fair market value of the warrants and embedded conversion feature at each reporting period will result in a non-cash income or expense which is recorded in other income (expense) in the Statement of Operations along with corresponding changes n fair value of the liability.

We believe the assumptions used to estimate the fair values of the warrants are reasonable.

FAS 129 Disclosures about Segments of Enterprise and Related Information applies to contingently convertible securities.

If in the event the Company does not consummate a QEF from and after August 1, 2009 and prior to the second business day immediately preceding the Maturity Date, then the Investors shall have the option to convert all or a portion of the Bridge Notes into shares of common stock, at an effective per share conversion price equal to 50% of the VWAP per share of the Common Stock over the five (5) consecutive trading days immediately preceding the third business day prior to the Maturity Date then the following table provides a range of the dilution:

If the five-day VWAP per share the Common Stock at a 50% conversion feature is:
•	$0.20/share at a 50% conversion divided into $1,131,353 equals 11,313,530 shares plus warrant & share dilution (1).
•	$0.10/share at a 50% conversion divided into $1,131,353 equals 22,627,060 shares plus warrant & share dilution (1).
•	$0.05/share at a 50% conversion divided into $1,131,353 or 45,254,120 shares plus warrant and share dilution (1).
•	$0.01/share at a 50% conversion divided into $1,131,353 or 226,270,600 shares plus warrant and share dilution (1).
(1) Based on the dilution effect of the ratchets in the Stock Purchase Agreement and Warrants from the October 17, 2007 raise.

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

The table below summarizes compensation expenses from share-based payment awards:

	For the nine month period ended July 31, 2008	For the nine month period ended July 31, 2009
Research and development	474	143,486
General and Administrative	157,009	202,984
Total stock compensation expense recognized	$157,483	$346.470

Total unrecognized estimated compensation expense related to non-vested stock options granted and outstanding as of July 31, 2009 was $730,175, which is expected to be recognized over a weighted-average period of twenty months.

 No options were exercised over the three months and nine months ended July 31, 2008 and 2009 periods, respectively. In July 2009 our Board of Directors (the “Board”) approved a grant of 10,700,000 non-plan options at an exercise price of $0.10 per share, with one-third vesting on July 21, 2009 and the balance to vest equally over the anniversary of the next two years. The fair value of the grants is approximately $637,720.

8.	Commitments and Contingencies

 In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. In these agreements, we generally agree to indemnify, hold harmless and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material cost to defend lawsuits or settle claims related to these indemnification provisions. As a result, we have no liabilities recorded for these provisions. Accordingly, we have no liabilities recorded for these provisions as of July 31, 2009.

In the normal course of business, we may be confronted with issues or events that may result in a contingent liability. These are generally related to lawsuits, claims, environmental actions or the action of various regulatory agencies, if necessary, management consults with counsel and other appropriate experts to assess any matters that arise. If, in Management’s opinion, we have incurred a probable loss as set forth by accounting principles generally accepted in the US, an estimate is made of the loss and the appropriate accounting entries are reflected in our financial statements. There are no currently pending or threatened law suits or claims against the Company that could have a material adverse effect on our financial position, results of operations or cash flows.

9.	Shareholders Equity

The Company issued to a vendor CME Acuity 2,595,944 share of common stock on December 30, 2008 in full payment for its outstanding balance.. On February 3, 2009 we issued 422,780 shares of common stock to a board of directors member, Richard Berman, per his compensation agreement.  In May 2009 all or 3,333,333 of the warrants purchased for $0.149 per warrant in the October 17, 2007 raise with an exercise price of $0.001were exercised on a cashless basis and 3,299,999 shares of common stock were issued.  In the third quarter ending July 31, 2009 we entered into agreements with Numoda Corporation, Stonegate Inc. and others that allows the Company to make $805,800 payments in the form of Company stock. This stock has not been issued as of July 31, 2009

In accounting for the Bridge Note’s warrants described above the Company considered the guidance contained in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Common Stock,” and SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.” In accordance with the guidance provided in EITF 05-2 in order to clarify provisions of EITF 00-19, the Company determined that the conversion feature in the Bridge Notes represented an embedded derivative since the debenture is convertible into a variable number of shares based upon a conversion formula which could require the Company to issue shares in excess of its authorized amount. The convertible debentures are not considered “conventional” convertible debt under EITF 00-19 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the Company is also required to record the fair value of all of its warrants outstanding as a liability. (See Note 6) The Company measured the fair value of the warrants at the commitment date using the Black-Scholes valuation resulting in a $12,785,695 reduction in Additional Paid-In Capital as July 31, 2009.

Additional Paid-In Capital:
Balance as of October 31, 2008:	$16,584,414
Warrants converted into common stock	(3,300)
Common stock issued to consultants	67,140
Stock options granted to employees and consultants	354,515
Warrant Liability recorded at inception	(12,785,695)
Balance as of July 31, 2009	$4,217,074

10.	Subsequent Events

On August 19, 2009 the NIH awarded us a grant for $210,000 for the development of a Dual Antigen Vaccine to develop a single bioengineered Lm vaccine to deliver two different antigen-adjuvant proteins. This technology enables a single vaccine to simultaneously attack two separate and distinct tumor targets with a higher level of potency. Further investigational work is focusing on the use of this dual delivery approach directed against a tumor cell surface marker to kill tumor cells directly plus an anti-angiogenic target that would impair a tumor's ability to grow by simultaneously reducing its blood supply.

On August 19, 2009 we announced collaboration with investigators with the City of Hope. The City of Hope is a leading biomedical research and treatment center in the development of a vaccine for the treatment of certain forms of leukemia and lymphoma. This collaboration will involve the investigation in the use of our Live Listeria vaccine proprietary Lm vaccine technology platform for Leukemia and Lymphoma. The City of Hope investigators are studying our vaccine directed against the tumor associated antigen WT-1. This molecule is observed to be over-expressed in certain cancers of the blood as well as some solid tumors such as breast, pancreas and brain cancers, which makes it a potential target for a selective immune attack delivered via an Lm vector designed by the Company.

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

On July 28, 2005 we began trading on the Over-The-Counter Bulletin Board (“OTC:BB”) under the ticker symbol “ADXS”.

Advaxis is a development stage biotechnology company with the intent to develop safe and effective cancer vaccines that utilize multiple mechanisms of immunity. We are developing a live Listeria vaccine technology under license from the Penn which secretes a protein sequence containing a tumor-specific antigen. We believe this vaccine technology is capable of stimulating the body’s immune system to process and recognize the antigen as if it were foreign thus, generating an immune response able to attack the cancer. We believe that this to be a broadly enabling platform technology that can be applied to the treatment of many types of cancers, infectious diseases and auto-immune disorders.

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

 We have no customers. Since our inception in 2002 we have focused our development efforts upon understanding our technology and establishing a product development pipeline that incorporates this technology in the therapeutic cancer vaccines area targeting cervical, prostate, breast, and a pre cancerous indication of CIN. Although no products have been commercialized to date, research and development and investment continues to be placed behind the pipeline and the advancement of this technology. Pipeline development and the further exploration of the technology for advancement entail risk and expense. It is anticipated that ongoing operational costs for the development stage company will increase significantly as we expect to begin several clinical trails starting this late this fiscal year.

  Recent Developments

On August 19, 2009 the NIH awarded us a grant for $210,000 for the grant titled development of a Dual Antigen Vaccine to develop a single bioengineered Lm vaccine to deliver two different antigen-adjuvant proteins. This technology enables a single vaccine to simultaneously attack two separate and distinct tumor targets with a higher level of potency. Further investigational work is focusing on the use of this dual delivery approach directed against a tumor cell surface marker to kill tumor cells directly plus an anti-angiogenic target that would impair a tumor's ability to grow by simultaneously reducing its blood supply.

On August 19, 2009 we announced our collaboration with investigators with the City of Hope (“CoH”). CoH is a leading biomedical research and treatment center in the development of a vaccine for the treatment of certain forms of leukemia and lymphoma. This collaboration will involve the investigation in the use of our proprietary, live Listeria vaccine technology platform for Leukemia and Lymphoma. The CoH investigators are studying our vaccine directed against the tumor associated antigen WT-1. This molecule is observed to be over-expressed in certain cancers of the blood as well as some solid tumors such as breast, pancreas and brain cancers, which makes it a potential target for a selective immune attack delivered via an Listeria vector designed by the Company.

In July 2009 we were notified that our grant application filed with Cancer Research-UK (“CRUK”), a national philanthropy, for the use of ADXS11-001 in the treatment of head and neck cancer in collaboration with investigators from Aintree Hospital (Liverpool), The Royal Marsden Hospital (London), and at Cardiff University.  Although it was well received by the New Agents Committee, it was not prioritized for funding at the present time. Given the level of interest in the proposal, the New Agents Committee will contact us should this situation change.

Effective June 18, 2009 we entered into a Bridge Note Agreement with each of accredited and/or sophisticated investors (the Investors”), pursuant to which it completed a private placement (the “Offering”) whereby the Investors acquired senior convertible promissory notes of the Company (the “Bridge Notes”) in the aggregate principal face amount of $1,131,353, for an aggregate net purchase price of $961,650. The Bridge Notes were issued with an OID of 15%. Each Investor paid $0.85 for each $1.00 of principal amount of notes purchased at the Bridge closing. The Bridge Notes are convertible into shares of the Company’s common stock, as previously described in the note #5. Notes Payable.  For every dollar invested they received warrants to purchase 2 ½ shares (the “Warrants”) of common stock warrants at an exercise price of $0.20 per share, subject to adjustment upon the occurrence of certain events. The Bridge Notes are to mature on December 31, 2009 if not retired sooner. The 2009 Bridge Notes may be prepaid in whole or in part at the option of the Company without penalty at any time prior to the Maturity Date. The warrants may be exercised on a cashless basis under certain circumstances.

In the event the Company consummates an equity financing after August 1, 2009 and prior to the second business say immediately preceding the Maturity Date, in which it sells shares of its stock with aggregate gross proceeds of not less than $2,000,000, then prior to the Maturity Date, the Investors shall have the option to convert all or a portion of the New Notes into the same securities sold in the QEF, at an effective per share conversion price equal to 90% of the per share purchase price of the securities issued  in the QEF. In the event the Company does not consummate a QEF from and after August 1, 2009 and prior to the second business day immediately preceding the Maturity Date, then the Investors shall have the option to convert all or a portion of the Bridge Notes into shares of common stock, at an effective per share conversion price equal to 50% of the volume-weighted average price per share of the Common Stock over the five (5) consecutive trading days immediately preceding the third business day prior to the Maturity Date.

To the extent an Investor does not elect to convert its Bridge Note as described above, the principal amount of the Bridge Note not so converted shall be payable in cash on the Maturity Date.

In connection with the bridge transaction, the Company entered into a Security Agreement, dated as of June 18, 2009 with the Investors.  The Security Agreement grants the Investors a security interest in all of the Company’s tangible and intangible assets, as further described on Exhibit A to the Security Agreement the Company also entered into a Subordination Agreement, dated as of June 18, 2009 (the “Subordination Agreement”) with the Investors and Mr. Moore.  Pursuant to the Subordination Agreement, Mr. Moore subordinated certain rights to payments under the Moore Note to the right of payment in full in and in cash of all amounts owed to the Investors pursuant to the Notes; provided, however, that principal and interest of the Moore Note may be repaid prior to the full payment of the Investors in certain circumstances.

On June 15, 2009, Mr. Moore and the Company amended the Moore Notes to increase the amounts available pursuant to the Moore Agreement from $800,000 to $950,000 and change the maturity date of the Notes from June 15, 2009 to the earlier of January 1, 2010 or the Company’s next equity financing resulting in gross proceeds to the Company of at least $6 million. Also the Moore Notes were amended as per the agreement to include the same warrant provision per dollar invested as the subsequent Bridge Note Agreement or 2 and one-half warrant per one dollar invested instead of one warrant.

As of June 12, 2009 we updated survival data for our Phase I clinical trial of ADXS11-001in the treatment of advanced, metastatic cervix patients who have failed first line cytotoxic therapy and three (3) of the thirteen (13) evaluable patients in the Trial, approximately twenty-three percent (23%), are still alive at 981 days, 949 days and 850 days, respectively. The Trial's median patient survival was 347 days. Of the 15 patients treated in the trial, eight patients (53%) survived at least one year. These figures significantly exceed the median survival rate established by the National Cancer Institute's Gynecologic Oncology Group (GOG). The GOG's median survival rate varies between 3.8 and 6.2 months in studies of patients who have failed prior chemotherapy (GOG #127 protocol series). Although this trial was not designed to provide efficacy nor survival outcomes the data is interesting.

On June 1, 2009 we received the FDA letter denying our request for Orphan Drug Designation (“ODD”) for the use of ADXS11-001 in invasive cervical cancer. The FDA stated their market definition for invasive cervical cancer prevalence (including all those who had been cured) is over the 200,000 person cut-off. While the FDA’s response was disappointing on July 31, 2009 we submitted our application for approval for a Fast Track designation which, if approved, will allow us an expedited regulatory timeline.

In June 2009 we engaged the Numoda Corporation, (“Numoda”) a clinical trial and logistics management company, to oversee Phase II clinical activity with ADXS11-001 for the treatment of invasive cervix cancer in India and serve as the clinical research organization (“CRO”) in our CIN trial in the US. Numoda will integrate oversight and logistical functions with the contract laboratories, academic laboratories and statistical groups involved both in the US as well as with the CRO to be selected in India. The estimated cost of this agreement for both clinical trials is approximately $8,000,000 covering a 27-month period.

On May 26, 2009 the United States Patent and Trademark office approved the Company’s patent application “Compositions and Methods for Enhancing the Immunogenicity of Antigencs”. This patent application covers the use of Listeria monocytogenes (Lm) protein ActA and fragments of this protein for use in the creation of antigen fusion proteins.  This intellectual property protects a unique strain of Listeria monocytogenes for use as a vaccine vector.

On May 20, 2009 we announced that we applied for a $2.0 Million U.S. Bio-Defense Grant, in collaboration with a healthcare company (“Collaborator”), to develop an oral formulation of its live Listeria technology for the prevention of influenza. Also on May 4, 2009 we announced that we applied for nearly $5.0 Million in Grants in Response to U.S. Department of Defense Solicitation in three separate grant proposals. On April 27, 2009 we announced that we applied for approximately $1.0 Million worth of grants from the National Institute of Health.

On April 17, 2009 we announced that we are in licensing discussions for our flagship vaccine constructs, ADXS11-001, in certain non-US markets. Given the status of this licensing proposal we believe that the potential of a licensing deal is not very likely.

On February 10, 2009 the United States Patent and Trademark office issued patent 7,488,487 “Methods of Inducing Immune response Through the Administration of Auxotrophic Attenuated DAT/DAL Double Mutant Listeria Strains”, assigned to Penn and licensed to the Company.  This intellectual property protects a unique strain of Listeria monocytogenes for use as a vaccine vector.  This new strain of Listeria is an improvement over the strain currently in clinical testing as it is more attenuated, more immunogenic, and does not have an antibiotic resistance gene inserted.  This technology promises to make the company’s product more effective and easier to obtain FDA regulatory approval.

We believe our financial plan will provide us with enough time to allow us to raise a total of $19,000,000 in funds (“Funds”) by November 2009. With these Funds we anticipate starting two (2) phase II trials this October or November ; one in India in invasive cervical cancer and one in the United States in CIN. We also plan on an additional phase II clinical trial in the United States, with an unspecified start date, to be sponsored by the National Institute of Health (“NIH”). All three phase II trials will use our ADXS111-001 investigational drug.  As part of our strategy to enhance our development efforts on July 31, 2009 we filed a request for Fast Track Drug Designation in cervical cancer with the FDA, which, if approved, offers expedited regulatory review.

Our funding plans assumes the Company will be required to repay approximately $1,845,000 primarily to Mr. Moore for repayment of all but $200,000 of the Moore Notes and interest due, payments for the two notes and interest that we are currently in default on, payments to our contract research organization (“CRO”) and payment to the Penn including amounts we are contingently liable for and patent, license and license milestone expenses. The Company’s estimate of its allocation of the proceeds of any offering is based on the current state of its business development and management estimates of future prospects.

The following factors, among others, could cause actual results to differ from those indicated in the above forward-looking statements: increased length and scope of our clinical trials, failure to recruit patients, increased costs related to intellectual property related expenses, increased cost of manufacturing and higher consulting costs. These factors or additional risks and uncertainties not known to us or that we currently deem immaterial may impair business operations and may cause our actual results to differ materially from any forward-looking statement.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

We expect our future sources of liquidity to be primarily debt and equity capital raised from investors, as well as licensing fees and milestone payments in the event we enter into licensing agreements with third parties, and research collaboration fees in the event we enter into research collaborations with third parties. Of the grants applied for, there is $5,809,571 still outstanding, which could net the company up to $4,662,860 in funding strategic research (the award of one grant will exclude us from receiving a similar one that we’ve applied for) and clinical programs, excluding the NIH grant that we were awarded in August 2009. In addition, we have applied for the New Jersey NOL program for our tax losses in fiscal year 2008 as well as the Research Tax Credit Program for the first time this year.

If additional capital were raised through the sale of equity or convertible debt securities, the issuance of such securities would result in additional dilution to our existing stockholders. We believe that we will need to raise additional funds to sustain our plan of operations for the current year through December 2011.  If we are unable to obtain additional sources of financing or generate sufficient cash flows from sufficient capital, it could create a material adverse effect on future operating prospects of the Company. Any sale of the Company’s common stock at its current price will trigger a significant dilution due to the ratchets in the warrant agreements, debt agreements and the security purchase agreement for the October 17, 2007 raise.

Results of Operations

Three months ended July 31, 2009 period compared to the three months ended July 31, 2008

Revenue. Our revenue decreased by $33,415, over 100% to a negative $5,369 for the three months ended July 31, 2009 (“Fiscal 2009 Quarter”) as compared with $28,045 for the three months ended July 31, 2008 (“Fiscal 2008 Quarter”) due to a grant from the State of New Jersey received in the Fiscal 2008 Quarter not being repeated in Fiscal 2009 Quarter combined with the State request to refund certain grant money received on a prior grant.

Research and Development Expenses. Research and development expenses decreased by $158,074 or 24%, to $499,212 for the Fiscal 2009 Quarter as compared with $657,286 for the Fiscal 2008 Quarter, principally attributable to the following:

●
Clinical trial expenses decreased by $88,536, or 49%, to $92,245 from $180,781 due to the close out billing of our phase I trial in the first Fiscal 2008 Quarter which more than off set the one-half month of start-up cost of our phase II cervical cancer study in India in the Fiscal 2009 Quarter.

●
Wages, options and lab costs increased by $35,236, or 11% to $353,647 from $318,411 principally due to higher option expense of $105,069 relating to new grants partially offset by lower compensation cost of $54,386 primarily due to no bonus accrual recorded in Fiscal 2009 Quarter compared to a $43,858 accrual recorded in Fiscal 2008 Quarter as well as lower overall lab costs due to the priority given to grant and publication writing.

●
Consulting expenses increased by $34,162, or 365%, to $43,519 from $9,357, principally due to higher option expense of $25,375 recorded in Fiscal 2009 Quarter relating to new grants partially offset by lower stock prices in the Fiscal 2008 Quarter that resulted in a credit to option expense of $28,550 due to the true up of unvested option expense recorded in Fiscal 2008. This $53,925 increase, overall, of option expense was offset in part by lower effort required to prepare the Investigational New Drug filing for the FDA or $11,763 and lower other consulting expense of $8,000 in Fiscal 2009 Quarter compared to the same period last year.

●
Subcontracted research expenses decreased by $39,900, or 100%, to $0 from $39,900 reflecting its completion prior to Fiscal 2009 Quarter of subcontract work performed by Dr. Paterson at Penn, pursuant to a sponsored research agreement ongoing in the same period last Fiscal 2008 Quarter.

●
Manufacturing expenses decreased by $99,036, to $9,802 from $108,838, or 91% resulting from the completion of our clinical supply program for the upcoming cervical cancer and CIN trial prior to Fiscal 2009 Quarter compared to the manufacturing program in the Fiscal 2008 Quarter.

General and Administrative Expenses. General and administrative expenses increased by $401,774 or 66%, to $1,007,093 for the Fiscal 2009 Quarter as compared with $605,319 for the Fiscal 2008 Quarter, primarily attributable to the following:

●
Wages, Options and benefit expenses increased by $85,429, or 30% to $370,374 from $284,945 principally due to higher option expense of $105,112 primarily due to new stock option grants partially offset by lower compensation and benefit cost of $19,683 in Fiscal 2009 Quarter compared to those expenses recorded in Fiscal 2008 Quarter.

●
Consulting fees increased by $11,685, or 29%, to $51,367 from $39,682. This increase was primarily attributed to new stock options grants to consultants of $21,367 recorded partially offset by lower consulting fees of $9,682 in Fiscal 2009 Quarter compared to the Fiscal 2008 Quarter.

●
Offering expenses increased by $268,212 to $269,562 from $1,350. The offering expenses of $308,596 consist of legal cost in preparation for financial raises and SEC filings, partially offset by a reversal of a non-cash warrant expenses in Fiscal 2009 Quarter.

●
An increase in legal, accounting, professional and public relations expenses of $78,968, or 52%, to $230,795 from $151,827, is primarily the result of higher legal ($105,447) and filing fees ($4,215) off set in part by lower tax prep ($7,622), patent expenses ($9,293) and public relations fees ($17,388) in Fiscal 2009 Quarter than in Fiscal 2008 Quarter

●
Amortization of intangibles and depreciation of fixed assets increased by $1,512, or 6%, to $28,102 from $26,590 primarily due to no increase in fixed assets and an increase in intangibles in the Fiscal 2009 Quarter compared to the Fiscal 2008 Quarter.

●
Overall occupancy and conference related expenses decreased by $44,032 or 44% to $56,894 from $100,926. Overall conference expense decreased by $18,093 in the Fiscal 2009 Quarter due to lower participation in cancer conferences as well as lower travel expenses to the conferences of $13,504 than compared to Fiscal 2008 Quarter. The remaining decrease of $12,435 was primarily due lower patent expense.

Other Income (expense). Other income increased by $1,638,831 to $1,639,657 in income for Fiscal 2009 Quarter from income of $826 for the Fiscal 2008 Quarter. In Fiscal Quarter 2009 the Net change in fair value of common stock warrant liability and embedded liability resulted in a $1,639,657 income that resulted from a lower fair market value on July 31, 2009 compared to June 18, 2009, this transaction didn’t incur in Fiscal Quarter 2008.  During the Fiscal 2009 and the Fiscal 2008 Quarters, we recorded interest expense of $374,563 and $1,773 respectively, primarily related to interest expense on our outstanding notes. Interest earned on investments for the Fiscal 2009 and Fiscal 2008 Quarters amounted to $0 and $2,599, respectively.
Revenue. Our revenue decreased by $73,773, or over 100%, to a negative $5,369 for the nine months ended July 31, 2009 (“Fiscal 2009 Period”) as compared with $68,404 for the nine months ended July 31, 2008 (“Fiscal 2008 Period”) due to a grant from the State of New Jersey received in the Fiscal 2008 Quarter not being repeated in Fiscal 2009 Quarter combined with the State request to refund certain grant money received on a prior grant.

Research and Development Expenses. Research and development expenses decreased by $1,042,126 or 52%, to $962,198 for the Fiscal 2009 Period as compared with $2,004,324 for the Fiscal 2008 Period, principally attributable to the following:

●
Clinical trial expenses decreased by $187,512, or 67%, to $94,013 from $281,525 primarily due to the close out of our phase I trial in the Fiscal 2008 Period which more than off set the one-half month of start-up cost of our phase II cervical cancer study in India in the Fiscal 2009 Period.

●
Wages, options and lab costs decreased by $171,571or 19% to $718,850 from $888,212 principally due to the recording of the full years bonus accrual in Fiscal 2008 that was reversed in Fiscal 2009 Period or $242,385. No bonus accrual was recorded nor paid in Fiscal 2009 Period. Overall the lab costs were lower due to the priority given to the lower cost of grant and publication writing. These lower costs were partially offset by $107,624 higher option expense relating to new grants in Fiscal 2009 Period and $40,930 in wages primarily due to the new hire of the Executive Director, Product Development in March 2008.

●
Consulting expenses increased by $11,829, or 12%, to $107,709 from $95,880, principally due to higher option expense of $30,835 recorded in Fiscal 2009 Period relating to new grants as compared to a credit to option expense of $36,922 due to the true up of unvested option expense recorded in prior Fiscal periods. This resulted in a $67,757 increase, overall, of option expense which was offset in part by the lower effort required to prepare the Investigational New Drug filing for the FDA or $56,928 in the Fiscal 2009 Period compared to the same period last year.

●
Subcontracted research expenses decreased by $121,023, or 100%, to $0 from $121,023 reflecting the completion of the project prior to Fiscal 2009 Period performed by Dr. Paterson at Penn, pursuant to a sponsored research agreement ongoing in the Fiscal 2008 Period.

●
Manufacturing expenses decreased by $547,208, to $41,626 from $588,834, or 93% resulting from the completion of our clinical supply program for the upcoming CIN trial prior to Fiscal 2009 Period compared to the manufacturing program in the Fiscal 2008.

●
Toxicology study expenses decreased by $26,640, to $0 or 100% due the completion in Fiscal 2008 Period of our toxicology study by Pharm Olam in connection with our ADXS111-001 product candidates in anticipation of clinical studies in 2008.

General and Administrative Expenses. General and administrative expenses decreased by $308,424, or 13%, to $2,041,016 for the Fiscal 2009 Period as compared with $2,349,439 for the Fiscal 2008 Period primarily attributable to the following:

●
Wages, Options and benefit expenses decreased by $113,876, or 12% to $828,290 from $942,166 principally due to the reversal of a nine month bonus accrual in Fiscal 2009 Period or $79,039 that was recorded as expense in Fiscal 2008 Period (no bonus accrual was recorded nor paid in Fiscal 2009 Period) and no stock was issued in Fiscal 2009 Period compared to $71,250 worth of stock was issued to the CEO per his employment agreement in Fiscal 2008 Period.  These lower expenses were partially offset by higher option expense of $45,975 primarily due to new stock options granted in Fiscal 2009 Period resulting in a $105,112 expense partially offset by lower option expenses recorded in Fiscal 2009 Period due to the nine months vesting of the CEO’s options in Fiscal 2008 Period compared to two months of vesting of his options in the Fiscal 2009 Period.

●
Consulting fees decreased by $272,769, or 73%, to $99,150 from $371,919. This decrease was primarily attributed to a one-time payment in settlement of Mr. Appel’s (our previous President & CEO) employment agreement of $130,000 recorded in the Fiscal 2008 Period. The consulting expenses were also $180,571 lower due to reduced financial advisor fees in Fiscal 2009 Period compared to $200,571 recorded in the Fiscal 2008 Period primarily due to the close of the offering on October 17, 2007. These lower fees were partially offset by $50,000 fees recorded for the Sage Group in Fiscal 2009 Period for seeking corporate partnerships that didn’t occur in Fiscal 2008 Period.

●
Offering expenses increased by $302,505 to $335,633 from $33,128. The offering expenses of $351,973 recorded included in Fiscal 2009 Period or an increase of $318,845 consists of legal costs in preparation for financial raises and SEC filings that didn’t occur in Fiscal 2008 Period, partially offset by non-cash warrants expense.

●
An increase in legal, accounting, professional and public relations expenses of $77,121, or 18%, to $516,521 from $439,400, primarily as a result of a higher overall legal, patent expenses of $114,049 partially offset by lower accounting, Public relations and tax preparation fees in Fiscal 2009 Period than in the Fiscal 2008 Period.

●
Amortization of intangibles and depreciation of fixed assets increased by $3,090, or 4%, to $81,860 from $78,770 primarily due to an increase in fixed assets and intangibles in the Fiscal 2009 Period compared to the Fiscal 2008 Period.

●	Analysis Research cost decreased by $117,990 or 100%, to $0 from $117,990 due to a one time report and business analysis report in the Fiscal 2008 Period not repeated in Fiscal 2009 Period.
●	Recruiting fees for the Executive Director of Product Development in Fiscal 2008 Period was $63,395 and there was no such expense in Fiscal 2009 Period.
●
Overall occupancy and conference related expenses decreased by $123,110 or 41% to $179,561 from $302,672. Conference and dues and subscription expenses have decreased by $89,044 in the Fiscal 2009 Period due to lower participation in cancer conferences. In addition lower travel related to the reduced conferences attendance amounted to a decrease of $21,061 in the Fiscal 2009 Period than incurred in Fiscal 2008 Period.

Other Income (expense). Other income increased by $1,562,883 to $1,603,605 in income for Fiscal 2009 Period from income of $40,722 for the Fiscal 2008 Period. . In Fiscal Period 2009 the Net change in fair value of common stock warrant liability and embedded liability resulted in income of $2,014,220 due to a lower fair market value on July 31, 2009 compared to June 18, 2009, while this transaction didn’t incur in Fiscal Period 2008.  During the Fiscal 2009 and the Fiscal 2008 Periods, we recorded interest expense of $410,615 and $5,705, respectively, primarily related to interest accrued on our outstanding notes including accreted interest on the of $316,623 on the value of the warrant and embedded derivative liabilities. Interest earned on investments for the Fiscal 2009 and Fiscal 2008 Periods amounted to $0 and $46,427, respectively

Income Tax. In the Fiscal 2009 Period there was a net change of $922,020 recorded due to a gain recorded from the receipt of a NOL tax credit received from the State of New Jersey tax program. There was no comparable gain in Fiscal 2008 Period as this was the first year we were awarded this NOL credit.

We anticipate an increase in Research and Development expenses as a result of expanded development and commercialization efforts related to clinical trials, and product development, and expenses to be incurred in the development of strategic and other relationships required ultimately if the licensing, manufacture and distribution of our product candidates are undertaken.

Liquidity and Capital Resources

Since our inception until July 31, 2009, the Company has reported accumulated net losses of $17,971,843 and recurring negative cash flows from operations.  We anticipate that we will continue to generate significant losses from operations for the foreseeable future.

In a letter dated November 13, 2008 from the NJEDA we were notified that our application for the New Jersey Technology Tax Certificate Transfer Program was preliminarily approved. Under the State of New Jersey Program for small business we received a net cash amount of $922,020 on December 12, 2008 from the sale of our NOL through December 31, 2007 of $1,084,729.

Our net loss was $438,799 for the nine months ended July 31, 2009, which included a $922,020 gain from the sale of our State of New Jersey NOL (recorded in Income Tax Benefit) from inception through December 31, 2007 and $2,014,220 for the net change in fair value of common stock warrant and embedded derivative liabilities

Our limited capital resources and operations to date have been funded primarily with the proceeds from public and private equity and debt financings, NOL tax credit and income earned on investments and grants. We anticipate that our existing capital resources, without implementing further cost reductions, raising additional capital, or obtaining substantial cash inflows from potential partners or our products, will enable us to continue operations through approximately September 2009 or sooner if unforeseen events arise that negatively impact our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent public accounting firm relating to our financial statements for the year ended October 31, 2008 included a going concern explanatory paragraph.

In May 2009 we responded to a solicitation from Northeast Biodefense Center to Develop Oral Formulation of our proprietary Live Listeria Technology with the target set on oral vaccine immunizing large population in case of a pandemic by applying for a $2 million biodefense grant, in collaboration with a Collaborator, to develop an oral formulation of its live Listeria technology for the prevention of influenza. We were notified that we didn’t receive this grant.

Our business will require substantial additional investment that we have not yet secured, and our plan is to raise capital and/or pursue partnering opportunities. We expect to continue to spend substantial amounts on research and development, including conducting clinical trials for our product candidates. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to rise substantial additional financing on acceptable terms or secure funds from new partners. We cannot be assured that financing will be available at all. Our failure to raise capital by the end of September 2009 will materially adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations at some time in the near future. Any additional investments or resources required would be approached, to the extent appropriate in the circumstances, in an incremental fashion to attempt to cause minimal disruption or dilution.  Any additional capital raised through the sale of equity or convertible debt securities will result in dilution to our existing stockholders.

On July 1, 2002 (effective date) we entered into a 20-year exclusive worldwide license, with Penn with respect to the innovative work of Yvonne Paterson, Ph.D., Professor of Microbiology in the area of innate immunity, or the immune response attributable to immune cells, including dendritic cells, macrophages and natural killer cells that respond to pathogens non-specifically. This agreement has been amended from time to time and was amended and restated on February 13, 2007. We have acquired and paid for The First Amended and Restated Patent License Agreement.  However, The Second Amendment that was mutually agreed to and entered into on March 26, 2007 to exercise our option to license an additional 12 dockets or approximately 39 or more patent applications in Listeria-Based and LLO-Based Vaccine patent/dockets to license was not finalized. According to this Second Amendment, we are contingently liable for $447,108 as of July 31, 2009 including the reimbursement of certain legal and filing costs.  We are still in negotiations with Penn over the form and amount of payment (stock or cash or some combination) and expect to reach a conclusion at the close of our next financial raise. These fees are currently unpaid and are not recorded in our financial statements as of the July 31, 2009. While we consider our relationship with Penn good we are in frequent communications over payment of past due invoices and other payables due to our lack of cash. If we fail to reach a mutual understanding Penn may issue a default notice and we will have 60 days to cure the breach or be subject to the termination of the agreement.

            This license also grants us exclusive negotiation rights and exclusive options until June 17, 2009 to obtain exclusive licenses to new inventions on therapeutic vaccines developed by Drs. Paterson and Fred Frankel and their laboratory. Each option is granted to us at no cost and provides a six-month exercise period from the date of disclosure. Under this option we have finalized the First Amendment to the Amended and Restated Agreement for one docket and have negotiated licenses for 12 more dockets, with each docket having the potential of more than one patent. Under this Second Amendment to the Amended and Restated Agreement, there are an additional 39 patent applications. However we are contingently liable for this Second Agreement an estimated amount of $447,108 as of July 31, 2009.  We are still in negotiations with Penn over the form of payment and expect to reach a conclusion at the close of our next financial raise.  These fees are currently unpaid and not in our financial statements as of the July 31, 2009.

Off-Balance Sheet Arrangements

As of July 31, 2009, we had no off-balance sheet arrangements, other than our lease for space. There were no changes in significant contractual obligations during the three months ended July 31, 2009.

Critical Accounting and New Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP accepted in the US requires Management to make estimates and assumptions that affect the reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

●	It requires assumption to be made that were uncertain at the time the estimate was made, and
●	Changes in the estimate of difference estimates that could have been selected could have material impact in our results of operations or financial condition.

Actual results could differ from those estimates and the differences could be material. The most significant estimates impact the following transactions or account balances: stock compensation, CRO liabilities, warrant valuation, impairment of intangibles, dilution caused by ratchets in the warrants and other agreements.

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

Warrants – Warrants were issued in connection with various financings through out the history of the Company. As of July 31, 2009 the balance sheet date began estimating the fair value of these instruments using the Black-Scholes model, which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining term and the closing price of our common stock. Changes in assumptions used to estimate the fair value of these derivative instruments could result in a material change in the fair value of the instruments. We believe the assumptions outlined below used to estimate the fair values of the warrants are reasonable. Accounting for all outstanding warrants related to the Company’s determination that all of the outstanding warrants were reclassified as liabilities due the fact that the conversion feature on the Bridge Notes could require the Company to issue shares in excess of its authorized amount.  All outstanding warrants have been recorded as a liability effective June 18, 2009, based on their fair value calculated using the Black-Scholes-Merton valuation model and the following assumptions: First the Company estimated the probability of three different outcomes (i) that the Company would be able to meet the QEF at the current warrant price of $0.20 per share, (ii) the QEF price would be $0.15 per share and trigger a 10% discount and (iii) not meet the QEF (“Non-QEF Pricing”) and trigger an effective per share conversion price equal to 50% of the VWAP per share of the Common Stock over the five (5) consecutive trading days immediately preceding the third business day prior to the Maturity Date. The Company’s estimated that there was and equal probability for each scenario.  The fair value of the warrant liability under each outcome was determined and then averaged the outcomes to estimate the warrant value of $13,036,087 at June 18, 2009.

In accounting for the Bridge Note’s embedded conversion feature and warrants described above the Company considered the guidance contained in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Common Stock,” and SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.” In accordance with the guidance provided in EITF 05-2 in order to clarify provisions of EITF 00-19, the Company determined that the conversion feature in the Bridge Notes represented an embedded derivative since the debenture is convertible into a variable number of shares based upon a conversion formula which could require the Company to issue shares in excess of its authorized amount. The convertible debentures are not considered “conventional” convertible debt under EITF 00-19 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability.

As of July 31, 2009, we had outstanding warrants to purchase 89,143,801 shares of our common stock (adjusted for anti-dilution provision to-date) with exercise prices ranges from $0.187 to $0.287 per share (adjusted for anti-dilution provision to-date).  These warrants include 2,404,125 warrants issued to Bridge Notes at an exercise price of $0.20 per warrant. Most of the warrants include anti-dilutive provisions that can trigger an adjustment to the number and price of the warrants outstanding resulting from certain future equity transactions issued below their exercise price. The Moore Notes also include warrants not issued but could be issued base on contingent conditions. See Note 6 Derivative Instruments for a discussion on warrants.

New Accounting Pronouncements

In June 2008, The FASB ratified Emerging Issues Task Force (EITF) Issue No 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature indexed to the entities own stock. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which is our first quarter of fiscal 2010. Many of the warrants issued by the Company contain a strike price adjustment feature, which upon adoption of EITF 07-5, may result in the instruments no longer being considered indexed to the Company’s own stock. Accordingly, adoption of EITF 07-5 may change the current classification (from equity to liability) and the related accounting for many warrants outstanding at that date. Even though the Company now records warrants and the embedded derivative as a liability under the guidance contained in EITF 00-19 “ Accounting for Derivative Financial Instrument Indexed to and Potentially Settled In, a Company’s Own Common Stock,” and SFAS 133 “Accounting for Derivative Instruments and Hedging Activities. In accordance with the guidance provided in EITF 05-2 in order to clarify provisions of EITF 00-19, the Company determined that the conversion feature in the Bridge Notes represented an embedded derivative since the debenture is convertible into a variable number of shares based upon a conversion formula which could require the Company to issue shares in excess of its authorized amount. The convertible debentures are not considered “conventional” convertible debt under EITF 00-19 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. The Company is currently evaluating the impact the adoption of EITF 07-5 may have on its financial position, results of operation, or cash flows.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rational as to why the date was selected. SFAS 165 is effective for interim and annual periods ended after June 15, 2009. The Company has adopted the provisions of SFAS 165. The Company has evaluated subsequent events through the date of issuance of these financial statements, September 23, 2009.

In July 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). With the issuance of SFAS 168, the FASB Standards Codification (“Codification”) becomes the single source of authoritative U.S. accounting and reporting standards applicable for all non-governmental entities, with the exception of guidance issued by the Securities and Exchange Commission. The Codification does not change current U.S. GAAP, but changes the referencing of financial standards and is intended to simplify user access to authoritative U.S. GAAP, by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ended after September 15, 2009. At that time, all references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB. The adoption of SFAS No. 168 will result in the change of disclosures to reflect the new codification references, but otherwise the Company does not expect it to have any effect on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 NONE

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The chief executive officer and the chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e); collectively, “Disclosure Controls”) as of the end of the period covered by this quarterly report (the “Evaluation Date”) have concluded that as of the Evaluation Date, our Disclosure Controls were not effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has determined that as of the Evaluation Date, there were material weaknesses in our internal control over financial reporting.

During the review of the financial statements included in this quarterly report, it was determined that the Company’s initial presentation and accounting of certain of its convertible debt and warrants in its financial statements was not correct. In light of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting at the Evaluation Date.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We are a non-accelerated filer and are required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending December 31, 2009. Although we are working to comply with these requirements, we have limited financial personnel, making compliance with Section 404~~–~~ very difficult and cost ineffective, if not impossible.

 Changes in Internal Control over Financial Reporting

                 There has been no change in our internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 13, 2009 the European Patent Office (“EPO”) Board of Appeals in Munich, Germany ruled in favor of The Trustees of the University of Pennsylvania and its exclusive licensee Advaxis and reversed a patent ruling that revoked a technology patent that had resulted from an opposition filed by Anza Therapeutics, Inc., formerly Cerus Corp (NASDAQ: CERS). The ruling of the EPO Board of Appeals is final and can not be appealed. The granted claims, the subject matter of which was discovered by Dr. Yvonne Paterson, scientific founder of Advaxis, are directed to the use of recombinant bacteria expressing a tumor antigens for treatment of patients with cancer.

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

Financial Risks
●
We have a history of operating losses and we may never achieve profitability. If we continue to incur losses or we fail to raise additional capital or receive substantial cash inflows from our investors by September 2009, we may be forced to cease operations.

●	We may be forced into bankruptcy.

●	Our next raise may be at a stock price that will trigger a significant dilution due to price and trigger ratchets in the shares and warrants.

●	We may not be able to make back payments we owe to Penn for our Licenses or patent costs.

●	We may not be able to make the payments we owe to our patent law firm Pearl Cohen Zedek Latzer LLP

Risks Related to our Business
●	We are highly dependent on the clinical success of our product candidates.

●	We are highly dependent upon collaborative partners to develop and commercialize compounds using our technology.

●	Our collaborative partners control the clinical development of certain of our drug candidates and may terminate their efforts at will.

●	Our product candidates are in various stages of development, and we cannot be certain that any will be suitable for commercial purposes.

●	Our business will suffer if we cannot adequately protect our patent and proprietary rights.

●	We may be at risk of having to obtain a license from third parties making proprietary improvements to our technology.

●	We are dependent on third parties to manufacture and make clinical supplies.

●	We are dependent on our key personnel and if we cannot recruit and retain leaders in our research, development, manufacturing, and commercial organizations, our business will be harmed.

Risks Related to our Industry
●	Our future business success depends heavily upon regulatory approvals, which can be difficult to obtain for a variety of reasons, including cost.

●	We may face product liability claims related to participation in clinical trials for future products.

●	We are subject to environmental, health and safety laws and regulations for which we incur costs to comply.

●	We face rapid technological change and intense competition.

Other Risks
●
Provisions of our corporate charter documents, Delaware law, our financing documents and our stockholder rights plan may dissuade potential acquirers, prevent the replacement or removal of our current management and members of our Board of Directors and may thereby affect the price of our common stock.

●	Our stock price has been and may continue to be volatile.

●
Future sales of common stock or warrants, or the prospect of future sales, may depress our stock price by trigger substantial dilution of our stock due the share price and or ratchets in the warrants and the stock purchase agreements.

 For a more complete listing and description of these and other risks that the Company faces, please see our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on January 29, 2009.

Item 6. Exhibits and Reports on Form 8-K

3.1(i)	Amended and Restated Articles of Incorporation. (Incorporated by reference to Annex C to DEF 14A Proxy Statement filed with the SEC on May 15, 2006)
3.1(ii)	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-QSB filed with the SEC on December 15, 2006)
4.1	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed with the SEC on June 19, 2009)
4.2	Form of Senior Secured Convertible Note (Incorporated by reference to Exhibit 4.2 to current report on Form 8-K filed with the SEC on June 19, 2009)
4.3	Form of Senior Promissory Note as Amended, between Advaxis, Inc. and Thomas Moore (Incorporated by reference to Exhibit 4.3 to current report on Form 8-K filed with the SEC on June 19, 2009)
10.1	Form of Note Purchase Agreement (Incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed with the SEC on June 19, 2009)
10.2	Form of Security Agreement (Incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed with the SEC on June 19, 2009)
10.3	Form of Subordination Agreement (Incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed with the SEC on June 19, 2009)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ADVAXIS, INC. Registrant

Date: September 23, 2009	By:	/s/ Thomas Moore
Thomas Moore Chief Executive Officer and Chairman of the Board

	By:	/s/ Fredrick Cobb
Fredrick Cobb Vice President Finance, Principal Financial Officer