Form 10-Q
period 2010-01-31
Advaxis, Inc.
filed 2010-03-19
CIK 1100397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended January 31, 2010

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
(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of March 12, 2010 was 127,201,243.

INDEX

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet at January 31, 2010 (unaudited) and October 31, 2009	2

	Statements of Operations for the three month periods ended January 31, 2010 and 2009 and the period March 1, 2002 (inception) to January 31, 2010 (unaudited)	3

	Statements of Cash Flow for the three month periods ended January 31, 2010 and 2009 and the period March 1, 2002 (inception) to January 31, 2010 (unaudited)	4

	Supplemental Schedule of Noncash Investing and Financing Schedules	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T.	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6.	Exhibits	19

SIGNATURES		20

     All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements
ADVAXIS, INC.
(A Development Stage Company)
BALANCE SHEETS

	January 31, 2010	October 31, 2009
	(unaudited)
ASSETS
Current Assets:
Cash	$1,113,956	$659,822
Prepaid expenses	42,910	36,445
Total Current Assets	1,156,866	696,267

Deferred expenses	247,536	288,544
Property and Equipment (net of accumulated depreciation)	55,101	54,499
Intangible Assets (net of accumulated amortization)	1,449,870	1,371,638
Deferred Financing Cost	-	299,493
Other Assets	6,138	3,876

TOTAL ASSETS	$2,919,511	$2,714,317

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$2,659,522	$2,368,716
Accrued expenses	673,017	917,250
Convertible Bridge Notes and fair value of embedded derivative	2,645,990	2,078,851
Notes payable – including interest payable	1,155,757	1,121,094
Total Current Liabilities	7,134,286	6,485,911

Common Stock Warrant	12,665,150	11,961,734
Total Liabilities	$19,799,436	$18,447,645

Shareholders’ Deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 145 shares issued and outstanding	-
Common Stock - $0.001 par value; authorized 500,000,000 shares, issued and outstanding 127,201,243 at January 31, 2010 and 115,638,243 at October 31, 2009	127,200	115,638
Additional Paid-In Capital	5,619,739	754,834
Stock subscription receivable	(1,965,710)	-
Deficit accumulated during the development stage	(20,665,154)	(16,603,800)
Total Shareholders' Deficiency	(16,883,925)	(15,733,328)
TOTAL LIABILITIES & SHAREHOLDERS’ DEFICIENCY	$2,915,511	$2,714,317

The accompanying notes and the report of independent registered public accounting firm should be read in conjunction with the financial statements.

ADVAXIS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended January 31,	Three Months Ended January 31,	Period from March 1, 2002 (Inception) to January 31,
	2010	2009	2010
Revenue	$-	$	$1,354,862

Research & Development Expenses	997,335	179,174	11,170,876
General & Administrative Expenses	589,015	545,454	13,298,715
Total Operating expenses	1,586,350	724,628	24,469,591

Loss from Operations	(1,586,350)	(724,628)	(23,114,729)

Other Income (expense):
Interest expense	(1,666,139)	(15,396)	(3,601,630)
Other Income	2,271	2	248,728
Gain on note retirement	-	-	1,532,477
Net changes in fair value of common stock warrant liability and embedded derivative liability	(1,090,114)	-	3,112,883
Net (Loss) before income tax benefit	(4,340,332)	(740,022)	(21,822,271)

Income tax benefit	278,978	922,020	1,201,001

Net (Loss) Income	(4,061,354)	181,998	(20,621,270)

Dividends attributable to preferred shares	-	-	(43,884)

Net Income (Loss) applicable to Common Stock	$(4,061,354)	$181,998	$(20,665,154)

Net income (Loss) per share, basic	$(.03)	$0.00

Net income (Loss) per share, diluted	$(.03)	$0.00

Weighted average number of shares outstanding, basic	118,277,623	110,222,457

Weighted average number of shares outstanding, diluted	118,277,623	110,222,457

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended January 31,	Three Months Ended January 31,	Period from March 1, 2002 (Inception) to January 31,
	2010	2009	2010
OPERATING ACTIVITIES
Net income/(Loss)	$(4,061,354)	$181,998	$(20,621,270)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash charges to consultants and employees for options and stock	188,177	52,676	2,612,932
Amortization of deferred financing costs		-	260,000
Amortization of deferred expenses	41,008		102,464
Amortization of discount on Bridge Loans	225,320		349,166
Impairment of intangible assets		26,087	26,087
Non-cash interest expense	1,433,436	14,722	2,650,272
Loss (Gain) on change in value of warrants and embedded derivative	1,090,114	-	(3,112,883)
Value of penalty shares issued		-	149,276
Depreciation expense	9,412	9,162	138,150
Amortization expense of intangibles	21,267	17,349	383,199
Gain on note retirement			(1,532,477)
Decrease (Increase) in prepaid expenses	(6,464)	11,498	(42,909)
Increase in other assets	-	-	(3,876)
Increase in accounts payable	441,848	61,774	3,299,748
(Decrease) Increase in accrued expenses	(244,234)	(65,014)	233,384
		-
(Decrease) Increase in interest payable	-	-	18,291
Net cash provided by (used in) operating activities	(861,470)	310,252	(15,090,447)
INVESTING ACTIVITIES
Cash paid on acquisition of Great Expectations	-	-	(44,940)
Purchase of property and equipment	(10,014)	-	(147,671)
Cost of intangible assets	(99,500)	(116,222)	(1,934,109)
Net cash provided by (used in) Investing Activities	(109,514)	(116,222)	(2,126,720)
FINANCING ACTIVITIES
Proceeds from (repayment of) convertible secured debenture	-	-	960,000
Cash paid for deferred financing costs	-	-	(559,493)
Principal Payments on notes payable	(213,382)	(53,985)	(336,973)
Proceeds from notes payable	472,500		5,478,359
Payment on notes payable	-		-
Net proceeds of issuance of Preferred Stock	1,166,000		1,401,000
Cancellation of Warrants	-		(600,000)
Net proceeds of issuance of Common Stock	-		11,988,230
Net cash provided by Financing Activities	1,425,118	(53,985)	18,331,124
Net increase (decrease) in cash	454,134	140,045	1,113,956
Cash at beginning of period	659,822	59,738
Cash at end of period	$1,113,956	$199,783	$1,113,956

 The accompanying notes are an integral part of these financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities

	Three Months Ended January 31,	Three Months Ended January 31,	Period from March 1, 2002 (Inception) to January 31,
	2010	2009	2010
Equipment acquired under notes payable	-	-	$45,580
Common stock issued to Founders	-	-	$40
Notes payable and accrued interest converted to Preferred Stock	-	-	$15,969
Stock dividend on Preferred Stock	-	-	$43,884
Accounts Payable from consultants settled with Common Stock	-	$51,978	$51,978
Notes payable and accrued interest converted to Common Stock	-	-	$2,513,158
Intangible assets acquired with notes payable	-	-	$360,000
Debt discount in connection with recording the original value of the embedded derivative liability	$267,800	-	$2,350,242
Allocation of the original secured convertible debentures to warrants	-	-	$214,950
Allocation of the warrants on Bridge Notes as debt discount	$410,116	-	$1,350,627
Note receivable in connection with exercise of warrants	$1,965,710	-	$1,965,710
Warrants Issued in connection with issuance of Common Stock	-	-	$1,505,550
Warrants Issued in connection with issuance of Preferred Stock	-	-	$3,587,625

 The accompanying notes are an integral part of these financial statements.

  ADVAXIS, INC.
NOTES TO THE FINANCIAL STATEMENTS (unaudited)

1.	Nature of Operations and Liquidity

Advaxis, Inc. (the “Company”) is a development stage biotechnology company with the intent to develop safe and effective cancer vaccines that utilize multiple mechanisms of immunity. The Company is developing a live Listeria vaccine technology under license from the University of Pennsylvania (“Penn”) which secretes a protein sequence containing a tumor-specific antigen. The Company believes this vaccine technology is capable of stimulating the body’s immune system to process and recognize the antigen as if it were foreign, generating an immune response able to attack the cancer. The Company believes this to be a broadly enabling platform technology that can be applied to the treatment of many types of cancers, infectious diseases and auto-immune disorders.

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

Since the Company’s inception in 2002, it has focused its initial development efforts upon therapeutic cancer vaccines targeting cervical cancer, its predecessor condition, cervical intraepithelial neoplasia, head and neck cancer, breast cancer, prostate cancer, and other cancers.  Although no products have been commercialized to date, research and development and investment continues to be placed behind the pipeline and the advancement of this technology. Pipeline development and the further exploration of the technology for advancement entail risk and expense. It is anticipated that ongoing operational costs for the Company will increase significantly as it expects to begin several clinical trials starting this fiscal year.

At January 31, 2010, the Company had $1,113,956 in cash, a deficit of $5,977,420 in working capital, $3,801,747 in notes and interest payable, and stockholders’ deficiency of $16,883,925. The Company’s net loss before income tax benefit for the three months ended January 31, 2010 was $4,340,332. This loss was partially offset by $278,978 income the Company received in this period from the New Jersey Technology Tax Certificate Transfer Program.

Since the Company’s inception until January 31, 2010, it has reported accumulated net losses of $20,621,270 and recurring negative cash flows from operations. Based on the Company’s available cash of approximately $1,114,000 on January 31, 2010, the $3,550,000 balance of its preferred stock equity line (as described below) and its ongoing financing plans, the Company does not have adequate cash on hand to cover its anticipated expenses for the next 12 months. In order to maintain sufficient cash and investments to fund future operations, the Company is seeking to raise additional investment over the next few months.

From February 1, 2010 through March 12, 2010, the Company issued to certain accredited investors (i) junior unsecured convertible promissory notes in the aggregate principal face amount of $479,197, for an aggregate net purchase price of $400,000 and (ii) warrants to purchase approximately 1,176,500 shares of common stock at an exercise price of $0.17 per share. On March 15, 2010, the Company delivered a tranche notice to Opitmus Life Sciences Capital Partners LLC (“Optimus”) to sell 216 shares of its non-convertible, redeemable Series A preferred stock at $10,000 per share ($2.16 million in the aggregate) pursuant to the terms of the Purchase Agreement.  The closing of the transaction is expected to occur on or about March 29, 2010 subject to satisfaction of the closing conditions as set forth in the Purchase Agreement.  (See also Note 9-Subsequent Events).

The gross proceeds for the Series A preferred stock was $1,450,000.  In addition, the Company sold its New Jersey Net Operating Losses (“NOL”) and research tax credits through October 30, 2008 to the New Jersey Economic Development Administration (“NJEDA”) on January 4, 2010 for $278,978.

2.	Basis of Presentation

The accompanying unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim period. These interim financial statements should be read in conjunction with the Company’s Financial Statements and Notes for the fiscal year ended October 31, 2009 filed on Form 10-K. The Company believes these financial statements reflect all adjustments (consisting only of normal, recurring adjustments) that are necessary for a fair presentation of its financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. There is a working capital deficiency and recurring losses that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

The Company’s short term financing plans consists of issuing convertible promissory notes with maturity dates ranging between April 30, 2010 and July 31, 2010.  In addition, the Company intends to draw down the remaining $3,550,000 remaining under its $5,000,000 preferred stock equity line with Optimus. The Company also intends to raise additional capital over the next few months to cover the expense of its clinical trials.

If the Company is successful in raising these funds it anticipates continuing its four clinical trials to investigate the safety and efficacy of ADXS11-001: Two clinical trials will be conducted in invasive cervical cancer, one Company funded Phase II in India and one Phase I in the US with an unspecified start date to be sponsored by and in collaboration with the National Institute of Health Gynecologic Oncology Group (“NIH”& “GOG”).  The Company will collaborate with the GOG, a collaborative research group of the National Cancer Institute (NCI), in a multi-center study. Both these clinical trials are in the treatment of advanced cervix cancer in women who have failed prior cytotoxic therapy, consistent with the Company’s completed Phase I Trial. This Phase II trial will be conducted by GOG investigators and largely underwritten by the NCI. Of the remaining two clinical trials, one will be a Company funded Phase II trial in CIN (a pre cancerous indication) to be conducted in the U.S. with three dosage arms. The patient population will treat CIN in woman who are otherwise healthy patients. The other clinical trial is for the treatment of head and neck cancer to be funded by the Cancer Research UK (CRUK), the UK philanthropy dedicated to cancer research.  This head and neck clinical trial will also investigate the safety and efficacy of ADXS11-001 in oropharyngeal  (upper) head and neck cancer patients who have previously failed treatment with surgery, radiotherapy and chemotherapy – alone or in combination. The Company will provide the vaccines with all other associated costs to be funded by CRUK.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material. The most significant estimates impact the following transactions or account balances: stock compensation, liabilities (including the embedded derivative liability), warrant valuation, impairment of intangibles and fixed assets and projected operating results.

3.	Intangible Assets:

Intangible assets primarily consist of legal and filing costs associated with obtaining patents and licenses. The license and patent costs capitalized primarily represent the value assigned to the Company’s 20-year exclusive worldwide license agreement with Penn which are amortized on a straight-line basis over their remaining useful lives which are estimated to be twenty years from the effective date of Penn Agreement dated July 1, 2002. The value of the license and patents are based on management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future uses. This license now includes the exclusive right to exploit 25 patents issued and 19 patents pending and applied for in most of the largest markets in the world excluding the patents issued and applied for that we are no longer pursuing. After careful review and analysis we decided not to pursue 4 patents issued and 6 patent applications filed in small countries. Under the Second Amendment to the Amended and Restated Agreement, there are an additional 27 patent applications. However according to this Second Agreement, we have the option to acquire licenses relative to these patents for an estimated $580,764, as of January 31, 2010, which includes the reimbursement of certain legal and filing costs.  We are still in negotiations with Penn over the form of payment and expect to reach a conclusion at the close of our next financial raise. These fees are currently unpaid and not in our financial statements as of the January 31, 2010.

As of January 31, 2010, all gross capitalized costs associated with the licenses and patents filed and granted as well as and costs associated with patents pending are $1,751,073 (excluding the Second Amendment costs) as shown under license and patents on the table below. The expirations of the existing patents range from 2014 to 2023 but the expirations can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. No other patent applications with future value were abandoned and charged to expense in the current or prior year. Amortization expense for licensed technology and capitalized patent cost is included in general and administrative expenses.

Under the amended and restated agreement we are billed actual patent expenses as they are passed through from Penn and or billed directly from our patent attorney. The following is a summary of the intangibles assets as of the following fiscal periods:

	January 31, 2010	October 31, 2009
License	$641,274	$571,275
Patents	1,109,798	1,080,299
Total intangibles	1,751,073	1,651,574
Accumulated Amortization	(301,203)	(279,936)
Intangible Assets	$1,449,870	$1,371,638

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

	As of January 31, 2010	As of January 31, 2009
Warrants	98,267,159	97,187,400
Stock Options	19,129,507	8,812,841
Total	117,396,666	106,000,241

5.	Notes Payable and Derivative Instruments:

On September 22, 2008, Advaxis entered into an agreement (the “Moore Agreement”) with the Company’s Chief Executive Officer, Thomas Moore, pursuant to which the Company agreed to sell to Mr. Moore, from time to time, the Moore Notes. On June 15, 2009, Mr. Moore and the Company amended the Moore Notes to increase the amounts available pursuant to the Moore Agreement from $800,000 to $950,000 and change the maturity date of the Moore Notes from June 15, 2009 to the earlier of January 1, 2010 (the “Maturity Date”) or the Company’s next equity financing resulting in gross proceeds to the Company of at least $6 million (“Subsequent Equity Raise”). The balance of the Moore Agreement, including accrued interest, approximates $ 1,075,000 as of January 31, 2010. The Moore Agreement was amended per the terms of the June 18, 2009 Note Purchase Agreement (described below) retroactively to include the same warrant provision provided to Investors in the Note Purchase Agreement.

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

Additionally, on October 26, and October 30, 2009 the Company entered into Bridge Note agreements whereby Investors acquired junior subordinated convertible promissory notes of the Company in the aggregate face amounts of $1,617,647 and $529,412 for aggregate net purchase prices of $1,375,000 and $450,000 respectively. Most of these junior subordinated convertible promissory notes mature on April 30, 2010 subject to certain provisions in the note agreement. We refer to all Senior and Junior Promissory Notes as “Bridge Notes”.

During the first quarter, 2010 the Company entered into Bridge Note agreements whereby Investors acquired junior subordinated convertible promissory notes of the Company in the aggregate face amounts of $555,882 for aggregate net purchase prices of $472,500. These junior subordinated convertible promissory notes mature on dates ranging from March 16, 2010 through July 30, 2010 subject to certain provisions in the note agreement.

During the first quarter 2010 certain Bridge Note holders extended the term of approximately $928,000 into February and March 2010. In exchange for the agreement to extend the maturity date, the Company issued 1,228,441 additional warrants and agreed to pay 5% of the amount extended by the holder. As a result of this transaction the Company recorded $352,300 as the original fair value of the extension broken down as follows: $46,400 interest, $202,492 warrant liability and $103,400 embedded derivative liability. This fair value was amortized over the life of the extension by changing interest expense in the statement of operations a total of $185,061 in the January 31, 2010 period with the balance to be recorded in the Fiscal Quarter ending April 30, 2010. In the period ending January 31, 2010 the Company recorded $68,742 as income in its statement of operation in the Net changes in fair value of common stock warrant liability and embedded derivative liability line item as a result of the lower fair value of the extension. Additionally, during the first quarter the Company made payments of principal and interest totaling $203,382 to the above mentioned June 18, 2009 Bridge Note holders.

As of January 31, 2010, all Bridge Notes were originally issued with an original issue discount of 15%. Each Investor paid $0.85 for each $1.00 of principal amount of notes purchased at the closing. The bridge notes are convertible into shares of the Company’s common stock at an exercise price contingent on the completion of equity financing as described below. For every dollar invested, each Investor received warrants to purchase 2 ½ shares of common stock (the “Bridge Warrants”) at an original exercise price of $0.20 per share, subject to adjustments upon the occurrence of certain events as more particularly described below and in the form of Warrant. As of December 28, 2009 all Bridge Note warrants were ratcheted from $0.20 per share to $0.17. They may be prepaid in whole or in part at the option of the Company without penalty at any time prior to the Maturity Date. The warrants may be exercised on a cashless basis under certain circumstances.

In the event the Company consummates an equity financing after August 1, 2009 and prior to the second business day immediately preceding the Maturity Date, in which it sells shares of its stock with aggregate gross proceeds of not less than $2,000,000, then prior to the Maturity Date, the Investors shall have the option to convert all or a portion of the Bridge Notes into the same securities sold in the Qualified Equity Financing (“QEF”), at an effective per share conversion price equal to 90% of the per share purchase price of the securities issued  in the QEF. In the event the Company does not consummate a QEF from and after August 1, 2009 and prior to the second business day immediately preceding the Maturity Date, then the Investors shall have the option to convert all or a portion of the Bridge Notes into shares of common stock, at an effective per share conversion price equal to 50% of the volume-weighted average price (“VWAP”) per share of the common stock over the five (5) consecutive trading days immediately preceding the third business day prior to the Maturity Date. To the extent an Investor does not elect to convert its Bridge Note as described above, the principal amount of the Bridge Note not so converted shall be payable in cash on the Maturity Date. (See also Note 10, Subsequent Events.)

Activity related to the Bridge Notes from issuance is as follows:

Bridge Note – Principal Value - Issued	3,834,294
Principal payments on Bridge Notes	(203,382)
Original Issue Discount, net of accreted interest	(225, 977)
Fair Value of Attached Warrants at issuance	(1,350,629)
Fair Value of Embedded Derivatives at issuance	(2,159,304)
Accreted interest on embedded derivative and warrant liabilities	2,301,933

Convertible Bridge Notes- as of January 31, 2010	$2,196,935
Embedded Derivatives Liability at January 31, 2010	449,055
Convertible Bridge Notes and fair value of embedded derivative	$2,645,990

BioAdvance Biotechnology Greenhouse of Southeastern Pennsylvania Notes (“BioAdvance”) received notes from the Company for $10,000 dated November 13, 2003 and $40,000 dated December 17, 2003 that were each due on the fifth anniversary date thereof. During November 2009 the Company paid $14,788 in full payment of the November, 13, 2003 note and BioAdvance agreed to extend the remaining note until the Company drew down from its equity line of credit with Optimus. The terms of the outstanding note calls for accrual of 8% interest per annum on the unpaid principal.

As of January 31, 2010, there were outstanding warrants to purchase 98,267,159 shares of our common stock (adjusted for anti-dilution provision to-date) with exercise prices ranges from $0.17 to $0.287 per share. The table below lists the Company’s derivative instruments as of January 31, 2010:

Description	Principal	Original Issue Discount	Warrant Liability	Embedded Derivative Liability
Bridge Note I-June 18, 2009	$1,131,353	$169,703	$250,392	$711,258
Bridge Note II & III-October 26 & 30, 2009	2,147,059	322,059	690,119	868,388
Optimus September 24, 2009	-	-	3,587,625	-
Other outstanding warrants	-	-	12,785,695	-
Total Valuation at Origination	$3,278,412	$491,762	$17,313,831	$1,579,646
Change in fair value	-	-	(5,352,097)	(493,132)
Accreted interest	-	(123,846)	-	-
Total Valuation as of October 31, 2009	$3,278,412	$367,916	$11,961,734	$1,086,514
Bridge Notes IV – December 1, 2009 through January 31, 2010	555,882	83,382	207,617	164,400
Bridge Note I- Extension of Maturity Date			202,500	103,400
Change in fair value			1,995,372	(905,259)
Accreted interest		(225,321)
Exercise of Common Stock Warrants			(1,702,073)
Total Valuation as of January 31, 2010	$3,834,294	$225,977	$12,665,150	$449,055

These warrants include 11,030,960 warrants issued to Bridge Notes holders at an exercise price of $0.17 (subject to adjustment) per warrant and 22,187,000 issued to Optimus at an exercise price of $0.20 (subject to adjustment) per warrant.

During January 2010 Optimus exercised 11,563,000 (of the previously issued 33,750,000) warrants at a price of $.17 in exchange for a note with a principal amount of $1,965,710.  The note bears interest at 2% and is due in four years. Accordingly, the Company issued 11,563,000 shares of its Common Stock.  While the remaining 22,187,000 warrants contain a repricing provision they do not contain a ratchet provisions that would increase the number of warrants.

At January 31, 2010 there were warrants outstanding to purchase approximately 75.6 million shares of common stock issued by the Company in connection with our private placements consummated on October 17, 2007 (the “2007 Warrants”) and the warrants issued in connection with our Bridge Notes contain “full-ratchet” anti-dilution provisions originally set at $0.20 with a term of five years.  The Optimus exercise of warrants on January 11, 2010 triggered the anti dilution provisions of the warrant agreements requiring a reset of both the price of these warrants (from $.20 to $.17) and an increase in amount of warrants (approximately 11.3 million).  Therefore, any future financial offering or instrument issuance below $0.17 per share of the Company’s common stock or warrants (subject to certain exceptions) will trigger further anti-dilution provisions in   the above mentioned 75.6 million outstanding warrants. Additionally, the Company had approximately 31.4 million warrants expire during November and December 2009.

6.	Accounting for Stock-Based Compensation Plans

The Company records compensation expense associated with stock options based on the estimated fair value of each option award that was granted using the Black-Scholes option valuation model.

The table below summarizes compensation expenses from share-based payment awards:

	As of January 31, 2010	As of January 31, 2009
Research and development	$22,790	$16,382
General and Administrative	165,387	36,293
Total stock compensation expense recognized	$188,177	$52,675

Total unrecognized estimated compensation expense related to non-vested stock options granted and outstanding as of January 31, 2010 was $564,500 which are expected to be recognized over a weighted-average period of one year and two months.

No options were exercised over the three months ended January 31, 2010 and 2009. For the three months ended January 31, 2010, the Company granted 1,750,000 options. No options were granted for the three months ended January 31, 2009.

7.	Commitments and Contingencies

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

This license agreement has been amended, from time to time, and was amended and restated on February 13, 2007. We have acquired and paid for the First Amended and Restated Patent License Agreement.  However, the Second Amendment that we mutually agreed to enter into on March 26, 2007 to exercise our option to license an additional 12 other dockets or approximately 40 or more additional patent applications for Listeria and LLO-based vaccine dockets was not finalized. In order to purchase this Second Amendment as of January 31, 2010 we are contingently liable for $580,764 including the reimbursement of certain legal and filing costs.  We are still in negotiations with Penn over the form of payment, some combination of stock or cash, and expect to reach a conclusion at the close of our next financial raise. These fees are currently unpaid and are not recorded in our financial statements as of the January 31, 2010. While we consider our relationship with Penn good we are in frequent communications over payment of past due invoices and other payables due to our lack of cash. If we fail to reach a mutual understanding Penn may issue a default notice and we will have 60 days to cure the breach or be subject to the termination of the agreement.

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

Pursuant to a Clinical Research Service Agreement, the Company is obligated to pay service fees related to our Phase I clinical trial totaling of $697,000. As of January 31, 2010 the Company has an outstanding balance of $219,131 on this agreement.

We are party to a consulting agreement with The Sage Group, a health-care strategy consultant assisting us with a program to commercialize our vaccines.  The initial agreement was entered into in January 2009 and subsequently amended on July 22, 2009.  Pursuant to the terms of agreement, as amended, we have agreed to pay Sage (i) $5,000 per month (which we began paying in January 2009) until an aggregate of $120,000 has been paid to Sage under the consulting agreement and (ii) a 5% commission for certain transaction if completed in the first 24 months of the term of the agreement, reduced to 2% if completed in the 12 months thereafter. The Sage Group has been paid approximately $20,600 through January 31, 2010.

On June 19, 2009 we entered into a Master Agreement and on July 8, 2009 we entered into a Project Agreement with Numoda, a leading clinical trial and logistics management company, to oversee Phase II clinical activity with ADXS11-001 for the treatment of invasive cervical cancer and CIN.  Numoda will be responsible for integrating oversight and logistical functions with the clinical research organizations, contract laboratories, academic laboratories and statistical groups involved.  The scope of this agreement covers over three years and is estimated to cost $8.0 million for both trials The Company owes Numoda approximately $1,186,000 at January 31, 2010.

The Company operates under a month to month lease for its laboratory and office space. There are no aggregate future minimum payments due as of January 31, 2010.

8.	Shareholders’ Equity

Preferred Equity Financing

On January 11, 2010, the Company issued and sold 145 shares of non-convertible, redeemable Series A preferred stock to Optimus Life Sciences Capital Partners, LLC (“Optimus”) pursuant to the terms of a Preferred Stock Purchase Agreement between the Company and Optimus dated September 24, 2009 (the “ Purchase Agreement ”). The Company received net proceeds of $1,166,000 from this transaction. The aggregate purchase price for the Series A preferred stock was $1.45 million (less $285,000 representing an administrative fee and the balance of a commitment fee due and owing to Optimus under the Purchase Agreement and legal fees).  Under the terms of the Purchase Agreement, Optimus remains obligated, from time to time until September 24, 2012, to purchase up to an additional 355 shares of Series A preferred stock at a purchase price of $10,000 per share upon notice from the Company to Optimus, and subject to the satisfaction of certain conditions, as set forth in the Purchase Agreement.

In connection with the foregoing transaction, an affiliate of Optimus was granted 33,750,000 warrants on September 24, 2009 at an exercise price of $0.20 to be exercised and priced upon the draw down date of each tranche. On January 11, 2010, the draw down date of the first tranche, Optimus exercised warrants to purchase 11,563,000 shares of common stock at an adjusted exercise price of $0.17 per share.  The Company and Optimus agreed to waive certain terms and conditions in the Purchase Agreement and the warrant in order to permit the affiliate of Optimus to exercise the warrants at such adjusted exercise price prior to the closing of the purchase of the Preferred Stock and acquire beneficial ownership of more than 4.99% of the Company’s common stock on the date of exercise.  As permitted by the terms of such warrants, the aggregate exercise price of $1,965,710 received by the Company is payable pursuant to a four year full recourse promissory note bearing interest at the rate of 2% per year and has been recorded as a stock subscription receivable on the balance sheet as of January 31, 2010.

Warrants

As a result of anti-dilution protection provisions contained in certain of the Company’s outstanding warrants, the Company has (i) reduced the exercise price from $0.20 per share to $0.17 per share with respect to an aggregate of approximately 62.0 million warrant shares to purchase the Company’s Common Stock and (ii) correspondingly adjusted the amount of warrant shares issuable pursuant to certain warrants such that approximately 11.6 million additional warrant shares are issuable at $0.17 per share.

9.	Subsequent Events
On March 15, 2010, the Company delivered a tranche notice (a “Tranche Notice”) to Optimus to sell 216 shares of its non-convertible, redeemable Series A preferred stock at $10,000 per share ($2.16 million in the aggregate) pursuant to the terms of the Purchase Agreement.  The closing of the transaction is expected to occur on or about March 29, 2010 and is subject to the satisfaction of the closing conditions contained in the purchase agreement, including that Optimus will not be obligated to purchase the Series A preferred stock if the closing price of the Company’s common stock during the nine trading days following delivery of the Tranche Notice falls below 75% of the closing bid price of the Company’s common stock on the trading day prior to the date of the Tranche Notice.  Under the terms of the Purchase Agreement, Optimus will remain obligated, from time to time until September 24, 2012, to purchase 139 shares of Series A preferred stock at a purchase price of $10,000 per share upon notice from the Company to Optimus, and subject to the satisfaction of certain conditions, as set forth in the Purchase Agreement.

In connection with the foregoing transaction, an affiliate of Optimus exercised warrants to purchase 12,678,261, shares of common stock at an adjusted exercise price of $0.23 per share.  The Company and Optimus agreed to waive certain terms and conditions in the Purchase Agreement and the warrant in order to permit the affiliate of Optimus to exercise the warrants at such adjusted exercise price prior to the closing of the purchase of the Series A preferred stock and acquire beneficial ownership of more than 4.99% of the Company’s common stock on the date of exercise.  As permitted by the terms of such warrants, the aggregate exercise price of $2,916,000 received by the Company is payable pursuant to a four-year full recourse promissory note bearing interest at the rate of 2% per year.

From February 1, 2010 through March 12, 2010, the Company issued to certain accredited investors (i) junior unsecured convertible promissory notes in the aggregate principal face amount of $479,197, for an aggregate net purchase price of $400,000 and (ii) warrants to purchase approximately 1,176,500 shares of common stock at an exercise price of $0.17 per share, subject to adjustments upon the occurrence of certain events.  These junior bridge notes were issued with original issue discounts ranging from 15% to 18% (OID) and are convertible into shares of common stock on the same terms as the Company’s outstanding junior bridge notes.  The maturity dates of these notes range between April 16 and November 30, 2010.  The indebtedness represented by these junior bridge notes is expressly subordinate to the Company’s currently outstanding senior secured indebtedness (including the June 2009 senior bridge notes), as well as any future senior indebtedness of any kind.  The Company will not make any payments to the holders of these junior bridge notes until the earlier of the repayment in full or conversion of the senior indebtedness.

During February and March 2010, the Company repaid $821,870 related to the outstanding Bridge Notes.  In addition, holders of the remaining $150,000 of the Company’s June 2009 senior bridge notes agreed to extend the maturity date to March 31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Statements

The Company has included in this Quarterly Report certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company’s business, operations and financial condition. “Forward-looking statements” consist of all non-historical information, and the analysis of historical information, including the references in this Quarterly Report to future revenues, collaborative agreements, future expense growth, future credit exposure, earnings before interest, taxes, depreciation and amortization, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements, and the Company’s plans for future periods. In addition, the words “could”, “expects”, “anticipates”, “objective”, “plan”, “may affect”, “may depend”, “believes”, “estimates”, “projects” and similar words and phrases are also intended to identify such forward-looking statements. Such factors include the risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009 and other factors discussed in connection with any forward-looking statement.

Actual results could differ materially from those projected in the Company’s forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, the Company’s ability to raise capital unanticipated technological difficulties, the length, scope and outcome of our clinical trial, costs related to intellectual property, cost of manufacturing and higher consulting costs, product demand, changes in domestic and foreign economic, market and regulatory conditions, the inherent uncertainty of financial estimates and projections, the uncertainties involved in certain legal proceedings, instabilities arising from terrorist actions and responses thereto, and other considerations described as “Risk Factors” in other filings by the Company with the SEC. Such factors may also cause substantial volatility in the market price of the Company’s Common Stock. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

General

We were originally incorporated in the state of Colorado on June 5, 1987 under the name Great Expectations, Inc. We were administratively dissolved on January 1, 1997 and reinstated June 18, 1998 under the name Great Expectations and Associates, Inc. In 1999, we became a reporting company under the Securities Exchange Act of 1934, as amended. We were a publicly-traded “shell” company without any business until November 12, 2004 when we acquired Advaxis, Inc., a Delaware corporation (“Advaxis”), through a Share Exchange and Reorganization Agreement, dated as of August 25, 2004 (the “Share Exchange”), by and among Advaxis, the stockholders of Advaxis and us. As a result of such acquisition, Advaxis became our wholly owned subsidiary and our sole operating Company. On December 23, 2004, we amended and restated our articles of incorporation and changed our name to Advaxis, Inc. On June 6, 2006 our shareholders approved the reincorporation of our Company from the state of Colorado to the state of Delaware by merging us into our wholly owned subsidiary, which was effected on June 20, 2006. As used herein, the words “Company” and Advaxis refer to the current Delaware corporation only unless the context references such entity prior to the June 20, 2006 reincorporation into Delaware. Our principal executive offices are located at Technology Centre of NJ, 675 US Highway One, North Brunswick, NJ 08902 and our telephone number is (732) 545-1590.

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

The discoveries that underlie this innovative technology are based upon the work of Yvonne Paterson, Ph.D., Professor of Microbiology at Penn. This technology involves the creation of genetically engineered Listeria that stimulate the innate immune system and induce an antigen-specific immune response involving both arms of the adaptive immune system. In addition, this technology supports among other things the immune response by altering tumors to make them more susceptible to immune attack stimulating  the development of specific blood cells that underlie a strong therapeutic immune response.

We have no customers. Since our inception in 2002, we have focused our development efforts upon understanding our technology and establishing a product development pipeline that incorporates this technology in the therapeutic cancer vaccines area targeting cervical, head and neck, prostate, breast, and a pre cancerous indication of cervical intraepithelial neoplasia, which we refer to as CIN. Although no products have been commercialized to date, research and development and investment continues to be placed behind the pipeline and the advancement of this technology. Pipeline development and the further exploration of the technology for advancement entail risk and expense. We anticipate that our ongoing operational costs will increase significantly as we expect to begin several clinical trials starting this fiscal year.

Recent Financings

 On March 15, 2010, the Company delivered a tranche notice (a “Tranche Notice”) to Optimus Life Sciences Capital Partners, LLC (“Optimus”) to sell 216 shares of its non-convertible, redeemable Series A preferred stock at $10,000 per share ($2.16 million in the aggregate) pursuant to the terms of a Preferred Stock Purchase Agreement between the Company and Optimus dated September 24, 2009 (the “Purchase Agreement”).  The closing of the transaction is expected to occur on or about March 29, 2010 and is subject to the satisfaction of the closing conditions contained in the purchase agreement, including that Optimus will not be obligated to purchase the Series A preferred stock if the closing price of the Company’s common stock during the nine trading days following delivery of the Tranche Notice falls below 75% of the closing bid price of the Company’s common stock on the trading day prior to the date of the Tranche Notice.  Under the terms of the Purchase Agreement, Optimus will remain obligated, from time to time until September 24, 2012, to purchase 139 shares of Series A preferred stock at a purchase price of $10,000 per share upon notice from the Company to Optimus, and subject to the satisfaction of certain conditions, as set forth in the Purchase Agreement.

In connection with the foregoing transaction, an affiliate of Optimus exercised warrants to purchase 12,678,261, shares of common stock at an adjusted exercise price of $0.23 per share.  The Company and Optimus agreed to waive certain terms and conditions in the Purchase Agreement and the warrant in order to permit the affiliate of Optimus to exercise the warrants at such adjusted exercise price prior to the closing of the purchase of the Series A preferred stock and acquire beneficial ownership of more than 4.99% of the Company’s common stock on the date of exercise.  As permitted by the terms of such warrants, the aggregate exercise price of $2,916,000 received by the Company is payable pursuant to a four-year full recourse promissory note bearing interest at the rate of 2% per year.

From February 1, 2010 through March 12, 2010, we issued to certain accredited investors (i) junior unsecured convertible promissory notes in the aggregate principal face amount of $479,197, for an aggregate net purchase price of $400,000 and (ii) warrants to purchase approximately 1,176,500 shares of our common stock at an exercise price of $0.17 per share, subject to adjustments upon the occurrence of certain events. These bridge notes were issued with original issue discounts ranging from 15% to 18% (OID) and are convertible into shares of our common stock.   The maturity dates of these notes range between April 16 and November 30, 2010.  The indebtedness represented by the bridge notes is expressly subordinate to our currently outstanding senior secured indebtedness (including our senior bridge notes issued in June 2009), as well as any future senior indebtedness of any kind.  We will not make any payments to the holders of these bridge notes until the earlier of the repayment in full or conversion of the senior indebtedness.

During February and March 2010, we repaid $821,870 related to our outstanding senior bridge notes.  In addition, holders of the remaining $150,000 of our senior bridge notes agreed to extend the maturity date to March 31, 2010.

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

Other Developments

On February 9, 2010 we announced that Cancer Research UK (CRUK), the UK philanthropy dedicated to cancer research, has agreed to fund the cost of a clinical trial to investigate the use of ADXS11-001, our lead human papilloma virus (HPV)-directed vaccine candidate, for the treatment of head and neck cancer.  This sponsored-clinical trial will investigate the safety and efficacy of ADXS11-001 in head and neck cancer patients who have previously failed treatment with surgery, radiotherapy and chemotherapy – alone or in combination. We will provide the vaccines with all other associated costs to be funded by CRUK.  The study is to be conducted at Aintree Hospital at the University of Liverpool, Royal Marsden Hospital in London, and Cardiff Hospital at the University of Wales. Patient enrollment is slated for the latter part 2010. At such time, enrollment officials anticipate recruiting a maximum of forty-five (45) patients.

 Results of Operations

Three Months Ended January 31, 2010 Compared to the Three Months Ended January 31, 2009

Revenue. We did not record any revenue for the three months ended January 31, 2010 (“Fiscal 2010 Quarter”) nor any for the three months ended January 31, 2009 (“Fiscal 2009 Quarter”)

Research and Development Expenses. Research and development expenses increased by $818,161, or over 456%, to $997,335 for the Fiscal 2010 Quarter as compared with $179,174 for the Fiscal 2009 Quarter, principally attributable to the following:

•	Clinical trial expenses increased by $732,397, to $733,434 from $1,037, primarily due to our close out of our phase I trial in the Fiscal 2008 Quarter.
•
Wages, options and lab costs increased by $119,419, or 97% to $242,960 from $123,541, primarily as a result of the recording of $122,747 reversal of a salary bonus accrued but not paid in Fiscal 2009 Quarter. No bonus accrual was recorded nor paid in Fiscal 2010 Quarter.

•
Consulting expenses decreased by $24,557, or 78%, to $7,013 from $31,570, primarily resulting from the fact that no fees were paid in the Fiscal 2010 Quarter compared to the same period last year, for a consultant’s agreement expired and lower option expense.

•
Manufacturing expenses decreased by $9,098, or 40% to $13,928 from $23,026, primarily as a result of the completion of our clinical supply program for the upcoming clinical trials prior to Fiscal 2010 Quarter compared to the manufacturing program which was ongoing in the Fiscal 2009 Quarter.

We anticipate a significant increase in R&D expenses as a result of expanded development and commercialization efforts primarily related to clinical trials, and product development, and expenses to be incurred in the development of strategic and other relationships required to license manufacture and distribute of our product candidates.

General and Administrative Expenses. General and administrative expenses increased by $43,561, or 8%, to $589,015 for the Fiscal 2010 Quarter as compared with $545,454 for the Fiscal 2009 Quarter, primarily attributable to the following:

•
Wages, Options and benefit expenses increased by $46,991, or 20% to $280,252 from $233,262 principally due to the recording higher option expense of $71,552 due to issuance of new options in Fiscal 2009 third Quarter and an adjustment of $35,932 to bonus expenses caused by reversal of accrued for but not paid in Fiscal 2009 Quarter. No bonus was accrued for in Fiscal 2010 Year.  These higher expenses were partially offset by lower compensation expenses: $55,000 due to an adjustment in the prior Fiscal 2009 Quarter and lower 401K expenses of $8,360.

•	Consulting fees decreased by $27,000 or 100%, to $0from $27,000. This decrease was due to the expiration of our financial advisor agreement in Fiscal 2009 Quarter.
•	Offering expenses increased by $4,016 or 18% to $26,097 from $22,081 primarily due to higher activity in Fiscal 2010 Quarter compared to the same period in the prior year.
•
An increase in legal, accounting, professional and public relations expenses of $8,515, or 5%, to $177,399 from $168,884, primarily as a result of higher legal fees of $63,833 due to the ongoing financial raises partially offset by lower patent expenses of $42,487 and public relations of $10,757 in Fiscal 2010 Quarter compared to Fiscal 2009 Quarter Overall the higher legal expense in Fiscal 2010 Quarter due to the cost of filing a registration statement not required in Fiscal 2009 Quarter was essentially offset by the cost of writing off patent expenses that we decided to abandon in Fiscal 2009 Quarter.

•
Amortization of intangibles and depreciation of fixed assets increased by $4,168, or 16%, to $30,679 from $26,511 primarily due to an increase in fixed assets and intangibles in the Fiscal 2010 Quarter compared to the Fiscal 2009 Quarter.

•
Overall occupancy and conference related expenses increased by $6,860 or 10% to $74,577 from $67,717. Overall conference expense has increased by $6,415 in the Fiscal 2010 Quarter due to higher participation in cancer conferences. Additional expenses required in connection with the patent hearing in Fiscal 2009 Quarter were more than offset by lower dues and office expenses in the Fiscal 2010 Quarter.

Other Income (expense). Other Income (expense) increased by $2,738,588 to $2,753,928 in expense for Fiscal 2010 Quarter from income of $15,394 for the Fiscal 2009 Quarter.

In Fiscal 2010 Quarter interest expense increased by $1,650,743, to $1,666,139 from $15,396 primarily due to a the recording of expenses related to the Bridge Notes, Notes and the amortization of the warrant liabilities and embedded derivatives related to the notes as well as the Optimus warrants issued in its preferred stock issuance. The change in fair value of the common stock warrants and embedded derivatives increase in expense by $1,090,114 to $1,090,114 in Fiscal 2010 Quarter compared to $0 in Fiscal 2009 Quarter because the accounting required for certain financial instruments were not required in the prior period.  This change in fair value measures the value of the warrant liabilities and embedded derivatives at each reporting period and any change in value from the prior period is recorded in the statement of operation as income if the value decreases and expense if the value increase. The fair value measures the additional cost of the financial instrument attributed to the warrants attached and the embedded derivative contained in the Bridge Notes as well as the existing warrants that include anti-dilutive clauses. In Fiscal 2010 Quarter other income increased by $2,269 to $2,271 from $2 due to interest earned due to higher cash balances in Fiscal 2010 Quarter compared to Fiscal 2009 Quarter.

Income Tax Benefit

In the Fiscal 2010 Quarter other income decreased by $643,044, to $278,978 income from $922,022 primarily due to a gain recorded from the receipt of a NOL tax credit and research tax credit received from the State of New Jersey tax program in Fiscal 2010 Quarter of $278,978 compared to the $922,020 received in Fiscal 2009 Quarter.  The decrease in the income from the program received in Fiscal 2010 Quarter compared to Fiscal 2009 Quarter was attributed to Fiscal 2009 Quarters NOL was the first time we received money from the program and it covered all prior years NOL’s from our inception whereas Fiscal 2010 Quarter covered only the current year’s NOL and prior two years of the research tax credit.

Liquidity and Capital Resources

Since our inception until January 31, 2010, the Company has reported accumulated net losses of $20,621,270 and recurring negative cash flows from operations.   We anticipate that we will continue to generate significant losses from operations for the foreseeable future.

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

Warrants

As a result of anti-dilution protection provisions contained in certain of the Company’s outstanding warrants, the Company has (i) reduced the exercise price from $0.20 per share to $0.17 per share with respect to an aggregate of approximately 62.0 million warrant shares to purchase the Company’s Common Stock and (ii) correspondingly adjusted the amount of warrant shares issuable pursuant to certain warrants such that approximately 11.6 million additional warrant shares are issuable at $0.17 per share.

The Company received $278,978 from the New Jersey Economic Development Authority.  Under the State of New Jersey Program for small business we received this cash amount on January 15, 2010 from the sale of our State Net Operating Losses (“NOL”) through December 31, 2008 and our research tax credit for fiscal years 2007 and 2008.

Our net income after taxes was $4,061,354 for the three months ended January 31, 2010 which includes a $278,978 gain from the sale of our State of New Jersey NOL and research tax credit.

Our limited capital resources and operations to date have been funded primarily with the proceeds from public and private equity and debt financings, NOL tax sale and income earned on investments and grants.  We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future, due to the substantial investment in research and development.  As of January 31, 2010 and 2009, we had an accumulated deficit of $20,665,154 and shareholders’ deficiency of $16,883,925. Based on our available cash of approximately $1,114,000 on January 31, 2010, we do not have adequate cash on hand to cover our anticipated expenses for the next 12 months. If we fail to raise a significant amount of capital, we may need to significantly curtail operations in the near future.  These conditions raised substantial doubt about our ability to continue as a going concern.  Consequently, the audit report prepared by our independent public accounting firm relating to our financial statements for the year ended October 31, 2009 included a going concern explanatory paragraph.

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

            On July 1, 2002 (effective date) we entered into a 20-year exclusive worldwide license, with Penn with respect to the innovative work of Yvonne Paterson, Ph.D., Professor of Microbiology in the area of innate immunity, or the immune response attributable to immune cells, including dendritic cells, macrophages and natural killer cells, that respond to pathogens non-specifically. This agreement has been amended from time to time and was amended and restated on February 13, 2007. We have acquired and paid for the First Amended and Restated Patent License Agreement.  However, the Second Amendment that we mutually agreed to enter into on March 26, 2007 to exercise our option to license an additional 12 other dockets or approximately 40 or more additional patent applications for Listeria and LLO-based vaccine dockets was not finalized. In order to purchase this Second Amendment as of January 31, 2010 we are contingently liable for $580,764 including the reimbursement of certain legal and filing costs.  We are still in negotiations with Penn over the form of payment, some combination of stock or cash, and expect to reach a conclusion at the close of our next financial raise. These fees are currently unpaid and are not recorded in our financial statements as of the January 31, 2010. While we consider our relationship with Penn good we are in frequent communications over payment of past due invoices and other payables due to our lack of cash. If we fail to reach a mutual understanding Penn may issue a default notice and we will have 60 days to cure the breach or be subject to the termination of the agreement. Excluding the Second Amendment our license now includes the exclusive right to strategically exploit 25 patents issued and 19 pending filed in some of the largest markets in the world (including the patents issued and applied for that we are no longer pursing in smaller markets).  After careful review and analysis we decided not to pursue several patents issued and patent applications filed in smaller countries.

Off-Balance Sheet Arrangements

As of January 31, 2010, we had no off-balance sheet arrangements, other than our lease for space. There were no changes in significance contractual obligation during the three months ended January 31, 2010.

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

Share-Based Payments -The Company records compensation expense associated with stock options in accordance with ASC 718-10-25 (SFAS No. 123R, “Share Based Payment,” which is a revision of SFAS No. 123). The Company adopted the modified prospective transition method provided under SFAS No. 123R. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal year 2007, and in subsequent quarters, includes expense related to the remaining unvested portion of all stock option awards granted prior to April 1, 2006, the estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

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

New Accounting Pronouncements

In June 2008, the FASB ratified ASC 815-40-15 (formerly Emerging Issues Task Force (EITF) Issue No 07-5), “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature indexed to the entities own stock. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which is our first quarter of fiscal year 2010. EITF 07-5 did not have an effect on the financial statements as the Company is already accounting for all convertible instruments as liabilities.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

 Not Applicable

Item 4T. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the quarter ended January 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date hereof, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.  In the ordinary course of our business we may become subject to litigation regarding our products or our compliance with applicable laws, rules, and regulations.

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended October 31, 2009.

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first fiscal quarter of  2010, we issued to certain accredited investors (i) junior bridge notes in the aggregate principal face amount of $555,882 , for an aggregate net purchase price of $472,500 and (ii) warrants to purchase approximately 1,389,706 shares of our common stock at an exercise price of $0.17 per share, subject to adjustments upon the occurrence of certain events.  The notes are convertible into shares of our common stock as described elsewhere in this report.  The junior bridge notes mature on dates ranging from March 16, 2010 through July 30, 2010.  The junior bridge notes were issued in transactions exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

Item 5. Other Information.

On March 15, 2010, the Company delivered a tranche notice (a “Tranche Notice”) to Optimus to sell 216 shares of its non-convertible, redeemable Series A preferred stock at $10,000 per share ($2.16 million in the aggregate) pursuant to the terms of the Purchase Agreement.  The closing of the transaction is expected to occur on or about March 29, 2010 and is subject to the satisfaction of the closing conditions contained in the purchase agreement, including that Optimus will not be obligated to purchase the Series A preferred stock if the closing price of the Company’s common stock during the nine trading days following delivery of the Tranche Notice falls below 75% of the closing bid price of the Company’s common stock on the trading day prior to the date of the Tranche Notice.  Under the terms of the Purchase Agreement, Optimus will remain obligated, from time to time until September 24, 2012, to purchase 139 shares of Series A preferred stock at a purchase price of $10,000 per share upon notice from the Company to Optimus, and subject to the satisfaction of certain conditions, as set forth in the Purchase Agreement.

In connection with the foregoing transaction, an affiliate of Optimus exercised warrants to purchase 12,678,261, shares of common stock at an adjusted exercise price of $0.23 per share.  The Company and Optimus agreed to waive certain terms and conditions in the Purchase Agreement and the warrant in order to permit the affiliate of Optimus to exercise the warrants at such adjusted exercise price prior to the closing of the purchase of the Series A preferred stock and acquire beneficial ownership of more than 4.99% of the Company’s common stock on the date of exercise.  As permitted by the terms of such warrants, the aggregate exercise price of $2,916,000 received by the Company is payable pursuant to a four-year full recourse promissory note bearing interest at the rate of 2% per year.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVAXIS, INC. Registrant

Date: March 19, 2010	By:	/s/ Thomas Moore
Thomas Moore Chief Executive Officer and Chairman of the Board

	By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum Chief Financial Officer, Senior Vice President and Secretary