Form 10-Q
period 2010-04-30
Advaxis, Inc.
filed 2010-06-03
CIK 1100397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended April 30, 2010

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of May 20, 2010 was 169,302,203.

INDEX

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet at April 30, 2010 (unaudited) and October 31, 2009	2

	Statements of Operations for the three and six month periods ended April 30, 2010 and 2009 and the period March 1, 2002 (inception) to April 30, 2010 (unaudited)	3

	Statements of Cash Flow for the six month periods ended April 30, 2010 and 2009 and the period March 1, 2002 (inception) to April 30, 2010 (unaudited)	4

	Supplemental Schedule of Noncash Investing and Financing Schedules	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T.	Controls and Procedures	21

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6.	Exhibits	22

SIGNATURES		23

     All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

  PART I-FINANCIAL INFORMATION
Item 1. Financial Statements
ADVAXIS, INC.
(A Development Stage Company)
BALANCE SHEETS

	April 30, 2010	October 31, 2009
	(unaudited)
ASSETS
Current Assets:
Cash	$227,245	$659,822
Prepaid expenses	65,003	36,445
Total Current Assets	292,248	696,267

Deferred expenses	206,528	288,544
Property and Equipment (net of accumulated depreciation)	45,439	54,499
Intangible Assets (net of accumulated amortization)	1,486,336	1,371,638
Deferred Financing Cost	-	299,493
Other Assets	20,685	3,876

Total Assets	$2,051,236	$2,714,317

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$1,782,895	$2,368,716
Accrued expenses	748,492	917,250
Convertible Bridge Notes and fair value of embedded derivative	4,073,716	2,078,851
Notes payable – including interest payable	940,653	1,121,094
Total Current Liabilities	7,545,756	6,485,911

Common Stock Warrant	16,467,800	11,961,734
Total Liabilities	$24,013,556	$18,447,645

Shareholders’ Deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; issued and outstanding 361 at April 30, 2010 and 0 at October 31, 2009
Common Stock - $0.001 par value; authorized 500,000,000 shares, issued and outstanding 142,781,243 at April 30, 2010 and 115,638,243 at October 31, 2009	142,780	115,638
Additional Paid-In Capital	12,572,129	754,834
Stock subscription receivable	(4,881,710)	-
Deficit accumulated during the development stage	(29,795,519)	(16,603,800)
Total Shareholders' Deficiency	$(21,962,320)	$(15,733,328)
Total Liabilities and stockholders’ deficiency	$2,051,236	$2,714,317

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended April 30,			Six Months Ended April 30,			Period from March 1, 2002 (Inception) to April 30,
	2010	2009		2010	2009		2010
Revenue	$87,234	$		$87,234	$		$1,442,096

Research & Development Expenses	1,084,703		283,812	2,082,038		462,986	12,255,579
General & Administrative Expenses	779,463		488,468	1,368,478		1,033,922	14,078,178
Total Operating expenses	1,864,166		772,280	3,450,516		1,496,908	26,333,757

Loss from Operations	(1,776,932)		(772,280)	(3,363,282)		(1,496,908)	(24,891,661)

Other Income (expense):
Interest expense	(1,647,069)		(20,658)	(3,313,208)		(36,052)	(5,248,699)
Other Income	14,539		-	16,810		-	263,267
Gain on note retirement	64,354		-	64,354		-	1,596,831
Net changes in fair value of common stock warrant liability and embedded derivative liability	(5,785,257)		-	(6,875,371)		-	(2,672,374)
Net (Loss) before benefit for income taxes	(9,130,365)		(792,938)	(13,470,697)		(1,532,960)	(30,952,636)

Income tax benefit	-		-	278,978		922,020	1,201,001

Net (Loss)	(9,130,365)		(792,938)	(13,191,719)		(610,940)	(29,751,635)

Dividends attributable to preferred shares	-		-	-		-	(43,884)

Net (Loss) applicable to Common Stock	$(9,130,365)		$(792,938)	$(13,191,719)		$(610,940)	$(29,795,519)

Net (Loss) per share, basic	$(.07)		$(0.01)	$(.11)		$(0.01)

Net (Loss) per share, diluted	$(.07)		$(0.01)	$(.11)		$(0.01)

Weighted average number of shares outstanding, basic	133,124,164		112,319,454	125,577,856		111,255,809

Weighted average number of shares, diluted	133,124,164		112,319,454	125,577,856		111,255,809

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended April 30,		Period from March 1, 2002 (Inception) to April 30,
	2010	2009	2010
OPERATING ACTIVITIES
Net loss	$(13,191,719)	$(610,940)	$(29,751,635)
Adjustments to reconcile net loss to net cash used in
operating activities:
Non-cash charges to consultants and employees for options and stock	268,696	94,943	2,693,451
Amortization of deferred financing costs	-	-	260,000
Amortization of deferred expenses	82,016	-	143,472
Amortization of discount on Bridge Loans	480,730		604,576
Impairment of intangible assets	-		26,087
Non-cash interest expense	2,818,711	31,676	4,035,547
Loss (Gain) on change in value of warrants and embedded derivative	6,875,371	-	2,672,374
Value of penalty shares issued	-	-	149,276
Depreciation expense	19,075	18,324	147,813
Amortization expense of intangibles	43,522	35,434	405,454
Gain on note retirement	(64,354)		(1,596,831)
Decrease (Increase) in prepaid expenses	(28,558)	(13,520)	(65,002)
Increase in other assets	(14,538)	-	(18,415)
(Decrease) increase in accounts payable	(460,987)	107,250	2,396,912
(Decrease) Increase in accrued expenses	(168,758)	(18,825	308,860
(Decrease) in interest payable	(161,200)	-	(142,909)
Net cash used in operating activities	(3,501,993)	(355,658)	(17,730,970)
INVESTING ACTIVITIES
Cash paid on acquisition of Great Expectations		-	(44,940)
Purchase of property and equipment	(10,014)	-	(147,671)
Cost of intangible assets	(158,220)	(117,764)	(1,992,829)
Net cash used in Investing Activities	(168,234)	(117,764)	(2,185,440)
FINANCING ACTIVITIES
Proceeds from convertible secured debenture		-	960,000
Cash paid for deferred financing costs	-	-	(559,493)
Principal payment on notes payable	(1,150,177)	(4,813)	(1,273,768)
Proceeds from notes payable	1,015,000	-	6,020,859
Payment on notes payable	-	449,985
Net proceeds of issuance of Preferred Stock	3,202,827	-	3,437,827
Cancellation of warrants	-	-	(600,000)
Proceeds from exercise of warrants	170,000		170,000
Proceeds from issuance of common stock	-	-	11,988,230
Net cash provided by financing Activities	3,237,650	445,172	20,143,655
Net (Decrease) increase in cash	(432,577)	(28,250)	227,245
Cash at beginning of period	659,822	59,738	-
Cash at end of period	$227,245	$31,488	$227,245

 The accompanying notes are an integral part of these financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities

	Six Months Ended April 30,		Period from March 1, 2002 (Inception) to April 30,
	2010	2009	2010

Equipment acquired under capital lease	-	-	$45,580
Common Stock issued to Founders	-	-	$40
Notes payable and accrued interest converted to Preferred Stock	-	-	$15,969
Stock dividend on Preferred Stock	-	-	$43,884
Accounts payable from consultants settled with Common Stock	-	$51,978	$51,978
Notes payable and accrued interest converted to Common Stock	-	-	$2,513,158
Intangible assets acquired with notes payable	-	-	$360,000
Debt discount in connection with recording the original value of the embedded derivative liability	$539,354	-	$2,621,796
Allocation of the original secured convertible debentures to warrants	-	-	$214,950
Allocation of the warrants on Bridge Notes as debt discount	$639,735	-	$1,580,246
Note receivable in connection with exercise of warrants	$4,881,710	-	$4,881,710
Warrants Issued in connection with issuance of Common Stock	-	-	$1,505,550
Warrants issued in connection with issuances of Preferred stock	-	-	$3,587,625

 The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

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

Basis of Presentation

The accompanying unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim period. The October 31, 2009 balance sheet is derived from the audited balance sheet included on Form 10-K. These interim financial statements should be read in conjunction with the Company’s Financial Statements and Notes for the fiscal year ended October 31, 2009 filed on Form 10-K. The Company believes these financial statements reflect all adjustments (consisting only of normal, recurring adjustments) that are necessary for a fair presentation of its financial position and results of operations for the periods presented. Management’s plans are to continue to raise additional funds through the sales of debt or equity securities. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. There is a working capital deficiency, a shareholders’ deficiency and recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

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

Net Loss Per Share

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

	As of April 30,
	2010	2009
Warrants	85,043,407	89,417,733
Stock Options	18,119,090	8,812,841
Total	103,162,497	98,230,574

Research and Development Expenses

Research and development expenses include, but are not limited to, payroll and personnel expenses, lab expenses, clinical trial and related clinical manufacturing costs, facilities and related overhead costs.

Accounting for Stock-Based Compensation

Stock-based compensation is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton option-pricing model (hereinafter referred to as the “BSM model”) and is recognized as expense over the requisite service period. The BSM model requires various assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. See Note 5 for information on stock-based compensation expense incurred in the three months ending April 30, 2010.

Warrant Liability/Embedded Derivative Liability

The Company has outstanding Warrants and convertible features (Embedded Derivatives) in its outstanding Senior and Junior Subordinated Promissory Notes. The Warrants and Embedded Derivatives are recorded at their relative fair values at issuance and will continue to be recorded at fair value each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense) at each reporting date. The Warrants will continue to be reported as liabilities until such time as they are exercised or are otherwise modified to remove the provisions that require this treatment, at which time the Warrants will be adjusted to fair value and reclassified from liabilities to stockholders’ equity.

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

In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-17, Revenue Recognition—Milestone Method (Topic 605) - Milestone Method of Revenue Recognition - a consensus of the FASB Emerging Issues Task Force. This ASU provides guidance to vendors on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3. INTANGIBLE ASSETS

Intangible assets primarily consist of legal and filing costs associated with obtaining patents and licenses. The license and patent costs capitalized primarily represent the value assigned to the Company’s 20-year exclusive worldwide license agreement with Penn which are amortized on a straight-line basis over their remaining useful lives which are estimated to be twenty years from the effective date of Penn Agreement dated July 1, 2002. The value of the license and patents are based on management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future uses. This license now includes the exclusive right to exploit 25 patents issued and 44 patents pending and applied for in most of the largest markets in the world.

As of April 30, 2010, all gross capitalized costs associated with the licenses and patents filed and granted as well as costs associated with patents pending are $1,809,794 (excluding the Second Amendment costs) as shown under license and patents on the table below. The expirations of the existing patents range from 2014 to 2023 but the expirations can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. No other patent applications with future value were abandoned and charged to expense in the current or prior year. Amortization expense for licensed technology and capitalized patent cost is included in general and administrative expenses.

Under the amended and restated agreement we are billed actual patent expenses as they are passed through from Penn and or billed directly from our patent attorney. The following is a summary of intangible assets as of the end of the following fiscal periods:

	April 30, 2010	October 31, 2009
License	$651,992	$571,275
Patents	1,157,802	1,080,299
Total intangibles	1,809,794	1,651,574
Accumulated Amortization	(323,458)	(279,936)
Intangible Assets	$1,486,336	$1,371,638

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

4. NOTES PAYABLE AND DERIVATIVE INSTRUMENTS

Moore Notes

On September 22, 2008, Advaxis entered into an agreement (the “Moore Agreement”) with the Company’s Chief Executive Officer, Thomas Moore, pursuant to which the Company agreed to sell senior promissory notes to Mr. Moore, from time to time,(“the Moore Notes”). On June 15, 2009, Mr. Moore and the Company amended the Moore Notes to increase the amounts available pursuant to the Moore Agreement from $800,000 to $950,000 and change the maturity date of the Moore Notes from June 15, 2009 to the earlier of January 1, 2010 or the Company’s next equity financing resulting in gross proceeds to the Company of at least $6 million. The Moore Agreement was amended per the terms of the June 18, 2009 Note Purchase Agreement (described below) retroactively to include the same warrant provision provided to Investors in the Note Purchase Agreement.

On February 15, 2010, we agreed to amend the terms of the Moore Notes such that (i) Mr. Moore may elect, at his option, to receive accumulated interest thereon on or after March 17, 2010 (which we paid during the period in the amount of $130,000), (ii) we will begin to make monthly installment payments of $100,000 on the outstanding principal amount beginning on April 15, 2010 ( which we paid $100,000 on April 19, 2010); provided, however, that the balance of the principal will be repaid in full on consummation of our next equity financing resulting in gross proceeds to us of at least $6.0 million and (iii) we will retain $200,000 of the repayment amount for investment in our next equity financing. The balance on outstanding Moore Notes , including accrued interest, approximates $875,000 as of April 30, 2010. See also Note 8 - Subsequent Events.

Senior Convertible Promissory Notes

Effective June 18, 2009, the Company entered into a Note Purchase Agreement with certain accredited and/or sophisticated investors, pursuant to which the Investors acquired senior convertible promissory notes of the Company in the aggregate principal face amount of $1,131,353, for an aggregate net purchase price of $961,650. At April 30, 2010, the Company had repaid $981,353 of these notes and $150,000 principal value remained outstanding. See Note 8 – Subsequent Events.

Junior Subordinated Convertible Promissory Notes

Additionally, on October 26, and October 30, 2009 the Company entered into Bridge Note agreements whereby Investors acquired junior subordinated convertible promissory notes of the Company in the aggregate face amounts of $1,617,647 and $529,412 for aggregate net purchase prices of $1,375,000 and $450,000 respectively. At April 30, 2010 of the $1,617,647 the company had repaid $58,824, leaving $1,558,824 outstanding. All $529,412 of the October 30, 2009 notes remains outstanding.

During the three months ended January 31, 2010 the Company entered into Bridge Note agreements whereby Investors acquired junior subordinated convertible promissory notes of the Company in the aggregate face amounts of $555,882 for aggregate net purchase prices of $472,500. These junior subordinated convertible promissory notes mature on dates ranging from March 16, 2010 through July 30, 2010 subject to certain provisions in the note agreement. At April 30, 2010, all $555,882 remains outstanding.

During the three months ended April 30, 2010 the company entered into Junior Subordinated Convertible Promissory Notes in the aggregate principal value of $640,307 for an aggregate net purchase price of $542,500. These notes mature on dates ranging from July 30, 2010 to November 30, 2010. At April 30, 2010, the entire $640,307, remain outstanding.

As of April 30, 2010, all Bridge Notes were originally issued with an original issue discounts ranging from 10% to 18%. Each Investor paid between $0.82 and $.90 for each $1.00 of principal amount of notes purchased at the closing. The bridge notes are convertible into shares of the Company’s common stock at an exercise price contingent on the completion of an equity financing as described below. For every dollar invested, each Investor received warrants to purchase 2 ½ shares of common stock (the “Bridge Warrants”) subject to adjustments upon the occurrence of certain events as more particularly described below and in the form of Warrant. As of April 30, 2010 all Bridge Note warrants have an exercise price of $.17 per share. The Bridge Notes may be prepaid in whole or in part at the option of the Company without penalty at any time prior to the Maturity Date. The warrants may be exercised on a cashless basis under certain circumstances.

 We refer to all Senior Convertible Promissory Notes and Junior Subordinated Convertible Promissory Notes as “Bridge Notes”.

Activity related to the Bridge Notes from issuance is as follows:

Bridge Note – Principal Value - Issued	$4,474,601
Principal payments on Bridge Notes	(1,040,177)
Original Issue Discount, net of accreted interest	(68,375)
Fair Value of Attached Warrants at issuance	(1,580,248)
Fair Value of Embedded Derivatives at issuance	(2,430,858)
Accreted interest on embedded derivative and warrant liabilities	3,641,114

Convertible Bridge Notes- as of April 30, 2010	$2,996,057
Embedded Derivatives Liability at April 30, 2010	1,077,659
Convertible Bridge Notes and fair value of embedded derivative	$4,073,716

BioAdvance Note

BioAdvance Biotechnology Greenhouse of Southeastern Pennsylvania Notes (“BioAdvance”) received notes from the Company for $10,000 dated November 13, 2003 and $40,000 dated December 17, 2003 that were each due on the fifth anniversary date thereof. During November 2009 , the Company paid $14,788 in full payment of the November, 13, 2003 note and BioAdvance agreed to extend the remaining note until the Company drew down its equity line of credit with Optimus. The terms of the outstanding note calls for accrual of 8% interest per annum on the unpaid principal.

Derivative Instruments

The table below lists the Company’s derivative instruments as of April 30, 2010:

Description	Principal	Original Issue Discount	Warrant Liability	Embedded Derivative Liability
Bridge Note I-June 18, 2009	$1,131,353	$169,703	$250,392	$711,258
Bridge Note II & III-October 26 & 30, 2009	2,147,059	322,059	690,119	868,388
Optimus September 24, 2009	-	-	3,587,625	-
Other outstanding warrants	-	-	12,785,695	-
Total Valuation at Origination	$3,278,412	$491,762	$17,313,831	$1,579,646
Change in fair value	-	-	(5,352,097)	(493,132)
Accreted interest	-	(123,846)	-	-
Total Valuation as of October 31, 2009	$3,278,412	$367,916	$11,961,734	$1,086,514
Bridge Notes IV – December 1, 2009 through January 31, 2010	555,882	83,382	207,617	164,400
Bridge Note I- Extension of Maturity Date			202,500	103,400
Change in fair value			1,995,372	(905,259)
Accreted interest		(225,321)
Exercise of Common Stock Warrants			(1,702,073)
Total Valuation as of January 31, 2010	$3,834,294	$225,977	$12,665,150	$449,055
Bridge Note V	640,307	97,807	229,619	271,554
Change in fair value			5,363,854	421,404
Accreted interest		(251,188)
Exercise of common stock warrants			(1,790,823)
Note Payoffs	(1,040,177)	(4,222)		(64,354)
Total Valuation as of April 30, 2010	$3,434,424	$68,374	$16,467,800	$1,077,659

Warrants

As of April 30, 2010, there were outstanding warrants to purchase 85,043,407 shares of our common stock with exercise prices ranging from $0.17 to $0.287 per share.

These warrants include 12,387,210 warrants issued to Bridge Notes holders at an exercise price of $0.17 (subject to adjustment) per warrant and 7,607,000 issued to Optimus at an exercise price of $0.20 per warrant and approximately 65,049,137 warrants issued by the Company in connection with our private placements consummated on October 17, 2007 (the “2007 Warrants”) at an exercise price of $.17 (subject to adjustment) and expire in October 2012.

During January 2010 Optimus exercised 11,563,000 (of the previously issued 33,750,000) warrants at a price of $.17 in exchange for a note with a principal amount of $1,965,710.

During March 2010 Optimus exercised 14,580,000 warrants at a price of $.20 in exchange for a note with the principal amount of $2,916,000. The notes bear interest at 2% and are due in four years. The notes have been recorded as subscriptions receivable.

Accordingly, the Company issued 11,563,000 shares and 14,580,000 shares, respectively, of its Common Stock.  While the 7,607,000 warrants remaining at April 30, 2010 contain a repricing provision they do not contain a ratchet provisions that would increase the number of warrants. See Note 8 - Subsequent Events.

During March 2010, 1,000,000 of our 2007 Warrants were exercised at a price of $.17. The company received $170,000 in cash and issued 1,000,000 shares of its common stock.

Warrant Liability/Embedded Derivative Liability

The fair value of the Warrants and Embedded Derivatives are estimated using the BSM model. As of April 30, 2010, the fair value of the Warrants and Embedded Derivatives were determined to be $16.5 million and $1.1 million, respectively. We recorded approximately $6.9 million in other loss for the six months ended April 30, 2010.

5. ACCOUNTING FOR STOCK BASED COMPENSATION PLANS

The Company records compensation expense associated with stock options based on the estimated fair value of each option award that was granted using the Black-Scholes option valuation model.

The table below summarizes compensation expenses from share-based payment awards:

	As of April 30,
	2010	2009
Research and development	$29,042	$31,074
General and Administrative	61,225	45,692
Total stock compensation expense recognized	$90,267	$76,766

Total unrecognized estimated compensation expense related to non-vested stock options granted and outstanding as of April 30, 2010 was $488,000 which are expected to be recognized over a weighted-average period of one year and three months.

No options were exercised over the six months ended April 30, 2010 and 2009. For the six months ended April 30, 2010, the Company granted 1,750,000 options at a weighted average Black Scholes value and exercise price of approximately $0.12. No options were granted for the three months ended April 30, 2009.

6. COMMITMENTS AND CONTINGENCIES

University of Pennsylvania

Pursuant to multiple consulting agreements and a licensing agreement, the Company is contingently liable for the following:

Under an amended and restated 20-year exclusive worldwide (July 1, 2002 effective date) license agreement, the Company is obligated to pay (a) $525,000 in aggregate, divided over a three-year period as a minimum royalty after the first commercial sale of a product. Such payments are not anticipated within the next five years. (b) On December 31, 2008 the Company was also obligated to pay annual license maintenance fees of $50,000 increasing to a maximum of $100,000 per year until the first commercial sale of a licensed product. As of the date of this filing the Company has not paid this fee. (c) Upon the initiation of a phase III clinical trial and the regulatory approval for the first Licensor product the Company is obligated to pay milestone payments of $400,000 and $600,000, respectively. (d) Upon the achievement of the first sale of a product in certain fields, the Company shall be obligated to pay certain milestone payments, as follows: $2,500,000 shall be due for first commercial sale of the first product in the cancer field (of which $1,000,000 shall be paid within forty-five (45) days of the date of the first commercial sale, $1,000,000 shall be paid on the first anniversary of the first commercial sale; and $500,000 shall be paid on the second anniversary of the date of the first commercial sale). In addition, $1,000,000 shall be due and payable within forty-five (45) days following the date of the first commercial sale of a product in each of the following fields (a) infectious disease, (b) allergy, (c) autoimmune disease, and (d) any other therapeutic indications for which licensed products are developed. Therefore, the maximum total potential amount of milestone payments is $3,500,000 in a cancer field. The milestone payments related to first sales are not expected prior to obtaining a regulatory approval to market and sell the Company’s vaccines, and such regulatory approval is not expected within the next 5 years. In addition, the Licensor is entitled to receive a non-refundable $157,134 payment of historical license costs. Under a licensing agreement, the Licensor is also entitled to receive royalties of 1.5% on net sales in all countries. In addition, we are obligated to reimburse the Licensor for all attorneys fees, expenses, official fees and other charges incurred in the preparation, prosecution and maintenance of the patents licensed from the Licensor.

This license agreement has been amended, from time to time, and was amended and restated on February 13, 2007. We have acquired and paid for the First Amended and Restated Patent License Agreement.  However, the Second Amendment that we mutually agreed to enter into on March 26, 2007 to exercise our option to license an additional 12 other dockets or approximately 27 or more additional patent applications for Listeria and LLO-based vaccine dockets was not finalized until May 20, 2010.. See Note 8 - Subsequent Events.

During the first and second quarters of 2010, the Company paid $50,000 and $203,615 respectively for Sponsored Research Agreement and Technology Transfer services.

Dr. Yvonne Patterson

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

Other

Pursuant to a Clinical Research Service Agreement, the Company is obligated to pay Pharm–Olam International for service fees related to our Phase I clinical trial. As of April 30, 2010, the Company has an outstanding balance of $219,131 on this agreement.

We are party to a consulting agreement with The Sage Group, a health-care strategy consultant assisting us with a program to commercialize our vaccines.  The initial agreement was entered into in January 2009 and subsequently amended on July 22, 2009.  Pursuant to the terms of agreement, as amended, we have agreed to pay Sage (i) $5,000 per month until an aggregate of $120,000 has been paid to Sage under the consulting agreement and (ii) a 5% commission for certain transaction if completed in the first 24 months of the term of the agreement, reduced to 2% if completed in the 12 months thereafter. The Sage Group has been paid approximately $40,600 through April 30, 2010.

On June 19, 2009 we entered into a Master Agreement and on July 8, 2009 we entered into a Project Agreement with Numoda, a leading clinical trial and logistics management company, to oversee Phase II clinical activity with ADXS11-001 for the treatment of invasive cervical cancer and CIN.  Numoda will be responsible globally for integrating oversight and logistical functions with the clinical research organizations, contract laboratories, academic laboratories and statistical groups involved.  The scope of this agreement covers over three years and is estimated to cost approximately $8.3 million for both trials. The Company is permitted to pay a portion of outstanding charges to Numoda in the form of the Company’s common stock for which the company has recorded deferred expenses on the balance sheet of approximately $200,000. At April 30, 2010 the Company owed Numoda approximately $566,000. See Note 8 - Subsequent Events.

The Company operates under a month to month lease for its laboratory and office space. There are no aggregate future minimum payments due as of April 30, 2010.

7. SHAREHOLDERS’ EQUITY

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

On March 29 and April 1, 2010, the Company issued and sold a total of 216 shares of non-convertible, redeemable Series A preferred stock to Optimus Life Sciences Capital Partners, LLC (“Optimus”) pursuant to the terms of a Preferred Stock Purchase Agreement between the Company and Optimus dated September 24, 2009 (the “ Purchase Agreement ”). The Company received net proceeds of $2,036,827 from this transaction. The aggregate purchase price for the Series A preferred stock was $2.16 million (less $123,173 representing administrative and legal fees).

Under the terms of the Purchase Agreement, Optimus remains obligated, from time to time until September 24, 2012, to purchase up to an additional 139 shares of Series A preferred stock at a purchase price of $10,000 per share upon notice from the Company to Optimus, and subject to the satisfaction of certain conditions, as set forth in the Purchase Agreement. See Note 8 - Subsequent Events.

In connection with the foregoing transactions, an affiliate of Optimus was granted 33,750,000 warrants on September 24, 2009 at an exercise price of $0.20 to be exercised and priced upon the draw down date of each tranche, if lower than $0.20.

On January 11, 2010, the draw down date of the first tranche, Optimus exercised warrants to purchase 11,563,000 shares of common stock at an adjusted exercise price of $0.17 per share.   As permitted by the terms of such warrants, the aggregate exercise price of $1,965,710 received by the Company is payable pursuant to a four year full recourse promissory note bearing interest at the rate of 2% per year and has been recorded as a stock subscription receivable on the balance sheet as of April 30, 2010.

On March 29, 2010, the draw down date of the second tranche, Optimus exercised warrants to purchase 14,580,000 shares of common stock at an adjusted exercise price of $0.20 per share.   As permitted by the terms of such warrants, the aggregate exercise price of $2,916,000 received by the Company is payable pursuant to a four year full recourse promissory note bearing interest at the rate of 2% per year and has been recorded as a stock subscription receivable on the balance sheet as of April 30, 2010.

The Company and Optimus agreed to waive certain terms and conditions in the Purchase Agreement and the warrant in order to permit the affiliate of Optimus to exercise the warrants at such adjusted exercise price prior to the closing of the purchase of the Preferred Stock and acquire beneficial ownership of more than 4.99% of the Company’s common stock on the date of exercise.

Warrants

Almost all of our warrants (except the Optimus warrants) contain “full-ratchet” anti-dilution provisions originally set at $0.20 with a term of five years.  The Optimus exercise of warrants on January 11, 2010 triggered the anti dilution provisions of the warrant agreements requiring a reset of both the price of these warrants (from $.20 to $.17) and an increase in amount of warrants.  Therefore, any future financial offering or instrument issuance below $0.17 per share of the Company’s common stock or warrants (subject to certain exceptions) will cause further anti-dilution and/or repricing provisions in   the above mentioned 85.0 million outstanding warrants. Additionally, the Company had approximately 31.4 million warrants expire during November and December 2009.

8. SUBSEQUENT EVENTS

Issuance of Capital Stock

Numoda

On May 10, 2010, Advaxis, Inc. (the “ Company ”) entered into a Stock Purchase Agreement (the “ Numoda Purchase Agreement ”) with Numoda Capital Innovations, LLC (“ NCI ”) pursuant to which the Company agreed to issue 3,500,000 shares of its common stock to NCI, at a price per share of $0.17, in satisfaction of $595,000 of services rendered to the Company by Numoda Corporation.  The Company has agreed to register such shares of common stock within 120 days of May 10, 2010.

Optimus Transaction

On May 13, 2010, the Company issued and sold 139 shares of non-convertible, redeemable Series A preferred stock (“Series A Preferred Stock ”) to Optimus Life Sciences Capital Partners LLC (the “ Investor ”) pursuant to the terms of a Preferred Stock Purchase Agreement between the Company and the Investor dated September 24, 2009 (the “ Optimus Purchase Agreement ”).  The aggregate purchase price for the shares of Series A Preferred Stock was $1.39 million (of which the Company received $1.285 million, net of $.1 million in legal costs). No more shares of Series A Preferred Stock remain available for sale under the Optimus Purchase Agreement
In connection with the issuance by the Company of the Series A Preferred Stock described above, an affiliate of the Investor exercised a warrant to purchase 7,607,000 shares of the Company’s common stock at an exercise price of $0.18 per share.  The Company and the Investor also agreed to waive certain terms and conditions in the Optimus Purchase Agreement and such warrant in order to permit the affiliate of the Investor to exercise such warrant and acquire beneficial ownership of more than 4.99% of the Company’s common stock on the date of exercise.  As permitted by the terms of such warrant, the aggregate exercise price of $1,369,260 received by the Company is payable pursuant to a 4 year full recourse promissory note bearing interest at the rate of 2% per year.  In addition, in connection with the foregoing issuance by the Company of the Series A Preferred Stock, the Company issued an additional warrant to an affiliate of the Investor (the “ Additional Warrant ”) to purchase up to 2,818,000 shares of the Company’s common stock at an exercise price of $0.18 per share, subject to customary anti-dilution adjustments as provided in the Additional Warrant.  The exercise price of the Additional Warrant may be paid (at the option of the Investor) in cash or by the Investor’s issuance of a four-year, full-recourse promissory note, bearing interest at 2% per annum, and secured by specified portfolio of assets owned by the Investor.  The Company has agreed to file a registration statement with the Securities and Exchange Commission covering the public resale of shares issuable upon exercise of the Additional Warrant no later than June 24, 2010 and use commercially reasonable efforts to cause such registration statement to become effective as soon as possible thereafter.  The Additional Warrant is exercisable through the third anniversary of the effective date of such registration statement.

Moore Note

During late April 2010, the Company agreed with its Chief Executive Officer, Thomas A. Moore, to make a payment of $200,000 due to Mr. Moore under certain of the Company’s senior promissory notes held by Mr. Moore (the “Moore Notes”) in the form of 1,176,471 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) based on a price of $0.17 per share issued in mid May, 2010.  Approximately $650,000 remains outstanding under the Moore Notes.

Bridge Note conversions

During late April 2010, the Company agreed with certain of the holders of the Company’s junior unsecured convertible promissory notes (the “Junior Bridge Notes”) to make payments of approximately $2.42 million aggregate principal amount due to such holders under certain of the Junior Bridge Notes in the form of 14,237,489 shares of Common Stock based on a price of $0.17 per share issued in mid May, 2010. Additionally, in late May 2010, the Company repaid two Junior Bridge Notes totaling approximately $88,000.

The principal value of Bridge Notes outstanding at May 28, 2010 approximates $926,000.

University of Pennsylvania

On May10, 2010, the Company and Penn entered into a second amendment (the “Second Amendment Agreement”) to the 20-year exclusive worldwide license agreement. Pursuant to the Second Amendment Agreement, the Company acquired exclusive licenses for an additional 27 patents related to the Company’s proprietary Listeria vaccine technology, some of which expire as late as 2023. As per the terms of the Second Amendment Agreement, the Company acknowledges that it owes Penn approximately $249,000 in patent expenses and $130,000 in sponsored research agreement fees. The Company has agreed to satisfy these obligations in five monthly payments of $65,000 beginning in May, 2010 plus a payment of approximately $54,000 before September 30, 2010.

In addition, the Company has exercised an option for the rights to seven additional patent dockets at an option exercise fee of $10,000 per patent docket ($70,000 in the aggregate). Pursuant to the terms of the Second Amendment Agreement, Penn has the option to receive the option exercise fee in the form of a cash payment in the amount of $70,000, shares of the Company common stock valued at $140,000 (based on a price per share of the Company’s most recently completed financing round) or a combination of cash and Company common stock (provided that the stock component is not less than 25% of the total payment). Penn has elected to receive payment of the option exercise fee in the form of $35,000 in cash and $70,000 in company common stock (approximately 388,889 shares of common stock based on a price of $0.18 per share).

After giving effect to the foregoing payments and stock issuances, the Company will have completed its acquisition of available patents previously reported as an unrecorded contingent liability of approximately $589,000.

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

We have no customers. Since our inception in 2002, we have focused our development efforts upon understanding our technology and establishing a product development pipeline that incorporates this technology in the therapeutic cancer vaccines area targeting cervical, head and neck, prostate, breast, and a pre cancerous indication of cervical intraepithelial neoplasia, which we refer to as CIN. Although no products have been commercialized to date, research and development and investment continues to be placed behind the pipeline and the advancement of this technology. Pipeline development and the further exploration of the technology for advancement entail risk and expense. We anticipate that our ongoing operational costs will increase significantly as we continue our four Phase II clinical trials that started his fiscal year.

Recent Financings

Optimus Transaction

On May 13, 2010, the Company issued and sold 139 shares of non-convertible, redeemable Series A preferred stock (“ Series A Preferred Stock”) to Optimus Life Sciences Capital Partners LLC (the “ Investor”) pursuant to the terms of a Preferred Stock Purchase Agreement between the Company and the Investor dated September 24, 2009 (the “ Optimus Purchase Agreement ”).  The aggregate purchase price for the shares of Series A Preferred Stock was $1.39 million ( of which the Company received $1.285 million).  No more shares of Series A Preferred Stock remain available for sale under the Optimus Purchase Agreement.  .

In connection with the issuance by the Company of the Series A Preferred Stock described above, an affiliate of the Investor exercised a warrant to purchase 7,607,000 shares of the Company’s common stock at an exercise price of $0.18 per share.  The Company and the Investor also agreed to waive certain terms and conditions in the Optimus Purchase Agreement and such warrant in order to permit the affiliate of the Investor to exercise such warrant and acquire beneficial ownership of more than 4.99% of the Company’s common stock on the date of exercise.  As permitted by the terms of such warrant, the aggregate exercise price of $1,369,260 received by the Company is payable pursuant to a 4 year full recourse promissory note bearing interest at the rate of 2% per year.  In addition, in connection with the foregoing issuance by the Company of the Series A Preferred Stock, the Company issued an additional warrant to an affiliate of the Investor (the “ Additional Warrant ”) to purchase up to 2,818,000 shares of the Company’s common stock at an exercise price of $0.18 per share, subject to customary anti-dilution adjustments as provided in the Additional Warrant.  The exercise price of the Additional Warrant may be paid (at the option of the Investor) in cash or by the Investor’s issuance of a four-year, full-recourse promissory note, bearing interest at 2% per annum, and secured by specified portfolio of assets owned by the Investor.  The Company has agreed to file a registration statement with the Securities and Exchange Commission covering the public resale of shares issuable upon exercise of the Additional Warrant no later than June 24, 2010 and use commercially reasonable efforts to cause such registration statement to become effective as soon as possible thereafter.  The Additional Warrant is exercisable through the third anniversary of the effective date of such registration statement.

Moore Notes

During late April, 2010, the Company agreed with its Chief Executive Officer, Thomas A. Moore, to make a payment of $200,000 due to Mr. Moore under certain of the Company’s senior promissory notes held by Mr. Moore (the “Moore Notes”) in the form of 1,176,471 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) based on a price of $0.17 per share issued in mid May, 2010.  Approximately $650,000 remains outstanding under the Moore Notes.

Bridge Note conversions

During late April , 2010, the Company agreed with certain of the holders of the Company’s junior unsecured convertible promissory notes (the “Junior Bridge Notes”) to make payments of approximately $2.42 million aggregate principal amount due to such holders under certain of the Junior Bridge Notes with the issuance of 14,237,489 in mid May, 2010 shares of Common Stock based on a price of $0.17 per share. Additionally, in late May 2010, the Company repaid two Junior Bridge Notes totaling approximately $88,000.

The principal value of Bridge Notes outstanding at May 28, 2010 approximates $926,000.

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

On May 10, 2010, the Company and Penn entered into a Second Amendment Agreement to the 20-year exclusive worldwide license agreement. Pursuant to the Second Amendment Agreement, the Company acquired exclusive licenses for an additional 27 patents related to the Company’s proprietary Listeria vaccine technology, some of which expire as late as 2023. As per the terms of the Second Amendment Agreement, the Company acknowledges that it owes Penn approximately $249,000 in patent expenses and $130,000 in sponsored research agreement fees. The Company has agreed to satisfy these obligations in five monthly payments of $65,000 beginning in May, 2010 plus a payment of approximately $54,000 before September 30, 2010.

In addition, the Company has exercised an option for the rights to seven additional patent dockets at an option exercise fee of $10,000 per patent docket ($70,000 in the aggregate). Pursuant to the terms of the Second Amendment Agreement, Penn has the option to receive the option exercise fee in the form of a cash payment in the amount of $70,000, shares of the Company common stock valued at $140,000 (based on a price per share of the Company’s most recently completed financing round) or a combination of cash and Company common stock (provided that the stock component is not less than 25% of the total payment). Penn has elected to receive payment of the option exercise fee in the form of $35,000 in cash and $70,000 in company common stock (approximately 388,889 shares of common stock based on a price of $0.18 per share).

After giving effect to the foregoing payments and stock issuances, the Company will have completed its acquisition of available patents previously reported as an unrecorded contingent liability of approximately $589,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2010 AND 2009

Revenue

Revenue increased for the current period by approximately $87,000 representing grant revenue received compared to zero in the same period a year ago.

Research and Development Expenses

Research and development expenses increased by $800,891 to $1,084,703 for the current 2010 Quarter as compared with $283,812 for the same period a year ago, principally attributable to the following:

•	Clinical trial expenses increased by $750,511, to $751,242 from $731, due to our clinical trial activity initiated during the first fiscal quarter of 2010.
•
Wages, including stock-based compensation approximately $64,000, or 28% to $291,649 from $227,456, primarily as a result of increased salaries (including an executive bonus) and increased stock-based compensation resulting from the 2009 stock option plan.

•	Legal expenses increased approximately $16,000, which was more than offset by consulting costs which decreased by about $27,000.

We anticipate a significant increase in R&D expenses as a result of expanded development and commercialization efforts primarily related to clinical trials, and product development, and expenses to be incurred in the development of strategic and other relationships required to license, manufacture and distribute of our product candidates.

General and Administrative Expenses

General and administrative expenses increased by $290,995 or 60%, to $779,463 for the current 2010 Quarter as compared with $488,468 for the Fiscal 2009 Quarter, resulting from the following:

•	Salaries and employee benefits increased by approximately $170,000, or 90% to $357,785 from $188,094 a year ago, due to higher salaries and health insurance premiums.
•	Stock-based compensation increased by $40,629, to $50,028 from $9,399 a year ago, due to the issuance of new options under the 2009 stock option plan.
•
Legal and accounting fees increased by $125,226, to $180,675 from $55,449, primarily as a result of increased legal fees of $83,634 and increased accounting fees of $41,492, which were more than offset by a decrease in offering expenses of $47,393 due to the application of financing costs to additional paid-in capital.

Other Income (Expense)

Other Income (expense) increased by $7,332,775 to $7,353,433 in expense for Fiscal 2010 Quarter from expense of $20,658 for the Fiscal 2009 Quarter resulting from the following:

Interest Expense

For the three months ended April 30, 2010, interest expense increased by $1,626,411, to $1,647,069 from $20,658 primarily due to the sale of Bridge Notes during the third and fourth fiscal quarters of 2009 and the six months ended April 30, 2010. Additionally warrant liabilities and embedded derivatives related to the Bridge Notes are recorded as a liability on the balance sheet and are amortized to interest expense over the life of the Bridge Note.

Changes in Fair Values

 The change in fair value of the common stock warrant liability and embedded derivative liability increased  expense by approximately $5.8 million, in the three months ending April 30, 2010, compared to $0 a year ago.   Of the $5.8 million in expense, $5.4 million related to the change in fair value of the warrant liability and $0.4 million related to the change in fair value of the embedded derivative liability. This change in fair value, using the BSM model, measures the value of the warrant liability and embedded derivative liability at each reporting period. Any change in fair value of the liability from the prior period is recorded in the statement of operations as income if the value of the liability decreases and expense if the value of the liability increases.

  For the three months ending April 30, 2010, the BSM warrant value associated with the approximately 65 million warrants issued in 2007 (“2007 warrants”) increased by $0.06 per warrant due to the increase in the price of Advaxis common stock, from $0.135 at January 31, 2010 to over $0.21 at April 30, 2010, resulting in approximately $4.0 million of the $5.4 million change in fair value of warrant liability on the statement of operations. Approximately all of $0.4 million related to the change in fair value of the embedded derivative liability was the result of the increase in the price of the Advaxis common stock over the three months ending April 30, 2010.

Potential future increases in our stock price will result in increased warrant and embedded derivative liabilities on our balance sheet and therefore increased expenses being recognized in our statement of operations in future periods.

 In the current Quarter other income increased by $78,893 from $0 a year ago, due to the non-cash gain on retirement earned on the payoff of Bridge Notes and interest earned on notes receivable from Optimus.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED APRIL 30, 2010 AND 2009

Revenue

Revenue increased for the current period by approximately $87,000 representing grant revenue received compared to zero in the same period a year ago.

Research and Development Expenses

Research and development expenses increased by $1,619,052 to $2,082,038 for six months ended April 30, 2010 as compared with $462,986 for same period a year ago, principally attributable to the following:

•	Clinical trial expenses increased by $1,482,907, to $1,484,676 from $1,769, primarily due to our clinical trial activity initiated during the first fiscal quarter of 2010.
•
Salaries, including stock-based compensation, increased by approximately $70,000, primarily as a result of increased stock-based compensation expense and salaries. Additionally, in the six months ended April 30, 2009, a bonus accrual was reversed, lowering expenses by approximately $122,000 in that period.

•	Consulting expenses decreased by $49,960, or 92%, to $4,500 from $54,460, due to a decline in the number of consultants utilized by Advaxis and no stock-based compensation compared to a year ago.

We anticipate a significant increase in R&D expenses as a result of expanded development and commercialization efforts primarily related to clinical trials, and product development, and expenses to be incurred in the development of strategic and other relationships required to license manufacture and distribute of our product candidates.

General and Administrative Expenses

General and administrative expenses increased by $334,556, or 32%, to $1,368,478 for the six months ended April 30, 2010 as compared to $1,033,922 for the same period last year, primarily attributable to the following:

•
Salaries and related expenses increased by approximately $144,000, or 35% to $556,123 from $411,653 due to wages and benefits increasing by approximately $119,000 from higher salaries and increased health insurance premiums partially offset by lower 401K expenses of approximately $9,000. Additionally, in the six months ended April 30, 2009, a bonus accrual was reversed, lowering expenses by approximately $36,000 in that period.

•	Stock-based compensation increased $112,181, to $157,873 from $45,692 a year ago, due to the issuance of new options under the 2009 stock option plan.

•
Legal and accounting fees increased by approximately $190,000, primarily as a result of higher legal fees of approximately $148,000 and higher accounting fees of approximately $43,000 due to increased utilization of temporary professionals and outside auditor fees in the Fiscal 2010, which were more than offset by a decrease in offering expenses of approximately $142,000 due to the application of financing costs to additional paid-in capital.

•	Patent expenses decreased approximately $77,000 due to lower amounts paid to University of Pennsylvania under our licensing agreement, offset by higher regulatory costs of approximately $10,000.

Other Income (Expense)

Other Income (expense) increased by $10,071,363 to $10,107,415 in expense for the six months ended April 30, 2010 compared to $36,052 a year ago, resulting from the following:

Interest Expense

In Fiscal 2010 Quarter interest expense increased by $3,277,156 to $3,313,208 from $36,052 primarily due to the sale of Bridge Notes during the third and fourth fiscal quarters of 2009 and the six months ended April 30, 2010. Additionally, the debt discount on warrant liabilities and embedded derivatives related to the Bridge Notes are recorded as a liability on the balance sheet and are amortized to interest expense over the life of the Bridge Note.

Changes in Fair Values

 The change in fair value of the common stock warrant liability and embedded derivative liability increased  expense by $6,875,371, in the six months ending April 30, 2010, compared to $0 a year ago.   Of the $6.9 million in expense, $7.3 million related to the change in fair value of the warrant liability and ($0.4) million related to the change in fair value of the embedded derivative liability. This change in fair value, using the BSM model, measures the value of the warrant liability and embedded derivative liability at each reporting period. Any change in fair value of the liability from the prior period is recorded in the statement of operations as income if the value of the liability decreases and expense if the value of the liability increases.

  For the six months ending April 30, 2010, the BSM warrant value associated with the approximately 65 million warrants issued in 2007 (“2007 warrants”) increased by about $0.07 per warrant due to the increase in the price of Advaxis common stock, from $0.13 at October 31, 2010 to over $0.21 at April 30, 2010, resulting in approximately $4.7 million of the $7.3 million change in fair value of warrant liability on the statement of operations. Approximately all of ($0.4) million related to The reduction in the embedded derivative liability  ($0.4 million) was the result of the increase in the price of the Advaxis common stock over the six months ending April 30, 2010 more than off set by changed BSM assumptions in the price in which our Bridge notes would be converted into equity.

Potential future increases in our stock price will result in increased warrant and embedded derivative liabilities on our balance sheet and therefore increased expenses being recognized in our statement of operations in future periods.

 In Fiscal 2010 Quarter other income increased by $78,893 from $0 a year ago, due to the non-cash gain on retirement earned on the payoff of Bridge Notes and interest earned on notes receivable from Optimus.

Income Tax Benefit

In the Fiscal 2010 Quarter other income decreased by $643,044, to $278,978 income from $922,022 primarily due to a gain recorded from the receipt of a NOL tax credit and research tax credit received from the State of New Jersey tax program in Fiscal 2010 Quarter of $278,978 compared to the $922,020 received in Fiscal 2009 Quarter.  The decrease in the income from the program received in Fiscal 2010 Quarter compared to Fiscal 2009 Quarter was attributed to Fiscal 2009 Quarters NOL which was the first time we received money from the program and it covered all prior years NOL’s from our inception whereas Fiscal 2010 Quarter covered only the current year’s NOL and prior two years of the research tax credit.

Liquidity and Capital Resources

Since our inception throughl April 30, 2010, the Company has reported accumulated net losses of $29,751,635 and recurring negative cash flows from operations.   We anticipate that we will continue to generate significant losses from operations for the foreseeable future.

Cash used in operating activities, for the six months ending April 30, 2010, was approximately $3.4 million, primarily because of the following: increased R&D spending on clinical trials, increased wages and employee benefits of about $2.0 million and increased general and administrative spending on wages, employee benefits and professional services (primarily legal and accounting) of about $1.2 million.

Cash used in investing activities, for the six months ending April 30,2010, was approximately $168,000 resulting from legal cost spending in support of our intangible assets (patents) and costs paid to the University of Pennsylvania for patent research.

Cash provided by financing activities, for the six months ending April 30, 2010, was approximately $3,140,000, resulting from the issuance of preferred stock to Optimus.

Preferred Equity Financing

From January 11, 2010, through May 13, 2010 the Company issued and sold 500 shares of non-convertible, redeemable Series A preferred stock to Optimus pursuant to the terms of the Optimus Preferred Stock Purchase Agreement . The Company received gross proceeds of $5,000,000 ( net proceeds of $3,104,000 in the six months ended April 30, 2010 and $1,285,000 received in May 2010.) from this transaction.

In connection with the transaction, an affiliate of Optimus was granted 33,750,000 warrants on September 24, 2009 and 2,818,000 warrants on May 13, 2010. Optimus exercised all 33,750,000 warrants at exercise prices ranging from $.17 to $.20 and the May 2010 warrants remain outstanding to date..

Notes Payable

The Company issued Junior Promissory Notes in the aggregate amount of $1,015,000 during the six months ended April 30, 2010. As of April 30, 2010, the Company agreed with certain of the holders of the Company’s junior unsecured convertible promissory notes (the “Junior Bridge Notes”) to make payments of approximately $2.42 million aggregate principal amount due to such holders under certain of the Junior Bridge Notes in the form of 14,237,489 shares of Common Stock based on a price of $0.17 per share. The Company’s common stock was issued in May 2010. During the six months ended April 30, 2010 the Company paid approximately $450,000 in principal value on its Bridge Notes

During late April 2010, the Company agreed with our Chief Executive Officer, Thomas A. Moore, to make a payment of $200,000 due to Mr. Moore under certain of the Company’s senior promissory notes held by Mr. Moore (the “Moore Notes”) in the form of 1,176,471 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) based on a price of $0.17 per share issue in May 2010. Approximately $650,000 remains outstanding under the Moore Notes.

Warrants and Other

During the three months ended April 30, 2010 one million warrants were exercised at an exercise price of $.17 resulting in $170,000 of cash proceeds. The company believes that its business activities, including its four clinical trials will create significant value as to encourage additional warrant conversions. The Company currently has approximately 85.0 million warrants outstanding, almost all with an exercise price of $.17.

The Company received $278,978 from the New Jersey Economic Development Authority.  Under the State of New Jersey Program for small business we received this cash amount on January 15, 2010 from the sale of our State Net Operating Losses (“NOL”) through December 31, 2008 and our research tax credit for fiscal years 2007 and 2008.

The Company received approximately $87,000 in grant revenue related to its National Institutes of Health grant. Approximately $118,000 remains available under this grant and the Company expects to receive these funds during the current fiscal year.

Our limited capital resources and operations to date have been funded primarily with the proceeds from public and private equity and debt financings, NOL tax sale and income earned on investments and grants.  We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future, due to the substantial investment in research and development. As of April 30, 2010 and 2009, we had an accumulated deficit of $29,795,519 and $16,603,800, respectively and shareholders’ deficiency of $21,962,320 and $15,733,328, respectively. Based on our available cash of approximately $1,038,000 on May 21, 2010, we do not have adequate cash on hand to cover our anticipated expenses for the next 12 months. If we fail to raise a significant amount of capital, we may need to significantly curtail operations in the near future. These conditions raised substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent public accounting firm relating to our financial statements for the year ended October 31, 2009 included a going concern explanatory paragraph.

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

On July 1, 2002 (effective date) we entered into a 20-year exclusive worldwide license, with Penn with respect to the innovative work of Yvonne Paterson, Ph.D., Professor of Microbiology in the area of innate immunity, or the immune response attributable to immune cells, including dendritic cells, macrophages and natural killer cells that respond to pathogens non-specifically. This agreement has been amended from time to time and was amended and restated on February 13, 2007. We have acquired and paid for the First Amended and Restated Patent License Agreement.  During May 2010, the Company entered into the Second Amendment with Penn whereby the Company agreed to pay certain outstanding amounts due for patent expenses and costs related to its Sponsored Research Agreement. The contingent liability related to the licensing of additional patent dockets of $580,764 was settled for $70,000 for which the Company will pay a portion in common stock.

Off-Balance Sheet Arrangements

As of April 30, 2010, we had no off-balance sheet arrangements, other than our lease for space. There were no changes in significance contractual obligation during the six months ended April 30, 2010.

Critical Accounting and New Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in accordance with generally accepted accounting principles accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

•	It requires assumptions to be made that were uncertain at the time the estimate was made, and
•	Changes in the estimate of difference estimates that could have been selected could have an material impact on our results of operations or financial condition.

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

Warrants

Warrants were issued in connection with the equity financings completed in October 2007, the preferred equity financing with Optimus and our Bridge Notes issued from June 2009 through early February, 2010. At the balance sheet date we estimated the fair value of these instruments using the Black-Scholes model, which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining term and the closing price of our common stock. Changes in assumptions used to estimate the fair value of these derivative instruments could result in a material change in the fair value of the instruments. We believe the assumptions used to estimate the fair values of the warrants are reasonable.

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

In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-17, Revenue Recognition—Milestone Method (Topic 605) - Milestone Method of Revenue Recognition - a consensus of the FASB Emerging Issues Task Force. This ASU provides guidance to vendors on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Not Applicable

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2010, the Company engaged the services of additional professional accounting personnel and added procedures for the purpose of improving internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date hereof, there are no pending legal proceedings to which we are a party or of which any of our property is the subject.  In the ordinary course of our business we may become subject to litigation regarding our products or our compliance with applicable laws, rules, and regulations.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended October 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period covered by this report, we have issued unregistered securities to the persons as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder. All recipients had adequate access to information about us. We have not furnished information under this item to the extent that such information previously has been included under Item 3.02 in a Current Report on Form 8-K.

During the second quarter of 2010, we issued to certain accredited investors (i) junior bridge notes in the aggregate principal face amount of $640,308, for an aggregate net purchase price of $542,500 and (ii) warrants to purchase approximately 1,356,250 shares of our common stock at an exercise price of $0.17 per share, subject to adjustments upon the occurrence of certain events. The notes are convertible into shares of our common stock at an effective per share conversion price equal to 90% of the per share purchase price of the securities sold in our recent qualified equity financing. The junior bridge notes mature on dates ranging from April 1, 2010 through November 30, 2010.

As of April 30, 2010, the Company agreed with certain of the holders of the Company’s junior unsecured convertible promissory notes (the “Junior Bridge Notes”) to make payments of approximately $2.42 million aggregate principal amount due to such holders under certain of the Junior Bridge Notes in the form of 14,237,489 shares of Common Stock based on a price of $0.17 per share, to be issued in mid May.

During late April 2010, the Company agreed with its Chief Executive Officer to make a payment of $200,000 due to Mr. Moore under certain of the Company’s senior promissory notes held by Mr. Moore (the “Moore Notes”) in the form of 1,176,471 shares of common stock (based on a price of $0.17 per share) to be issued in mid May 2010.

Item 6. Exhibits.

10.1	Second Amendment to the Amended and Restated Patent License Agreement between the registrant and the University of Pennsylvania dated as of May 10, 2010
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVAXIS, INC. Registrant

Date: June 1, 2010	By:	/s/ Thomas Moore
Thomas Moore Chief Executive Officer and Chairman of the Board

	By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum Chief Financial Officer, Senior Vice President and Secretary