Form 10-Q
period 2010-07-31
Advaxis, Inc.
filed 2010-09-14
CIK 1100397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of September 8, 2010 was 180,432,817.

INDEX

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets at July 31, 2010 (unaudited) and October 31, 2009	2

	Statements of Operations for the three and nine month periods ended July 31, 2010 and 2009 and the period March 1, 2002 (inception) to July 31, 2010 (unaudited)	3

	Statements of Cash Flow for the nine month periods ended July 31, 2010 and 2009 and the period March 1, 2002 (inception) to July 31, 2010 (unaudited)	4

	Supplemental Schedule of Noncash Investing and Financing Schedules	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6.	Exhibits	20

SIGNATURES		22

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements
ADVAXIS, INC.
(A Development Stage Company)
BALANCE SHEETS

	July 31, 2010	October 31, 2009
	(unaudited)
ASSETS
Current Assets:
Cash	$26,274	$659,822
Prepaid expenses	55,985	36,445
Total Current Assets	82,259	696,267

Deferred expenses	364,200	288,544
Property and Equipment (net of accumulated depreciation)	37,096	54,499
Intangible Assets (net of accumulated amortization)	2,044,065	1,371,638
Deferred Financing Cost		299,493
Other Assets	51,963	3,876

Total Assets	$2,579,583	$2,714,317

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$2,323,383	2,368,716
Accrued expenses	565,507	917,250
Convertible Bridge Notes and fair value of embedded derivative	891,806	2,078,851
Notes payable – including interest payable	597,509	1,121,094
Total Current Liabilities	4,378,205	6,485,911

Common Stock Warrant	17,982,187	11,961,734
Total Liabilities	$22,360,392	$18,447,645

Shareholders’ Deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; Series B Preferred Stock; issued and outstanding 500 at July 31, 2010 and 0 at October 31, 2009.  Series A Preferred Stock; issued and outstanding 0 at July 31, 2010 and 0 at October 31, 2009

Common Stock - $0.001 par value; authorized 500,000,000 shares, issued and outstanding 170,585,758 at July 31, 2010 and 115,638,243 at October 31, 2009	170,585	115,638
Additional Paid-In Capital	14,039,517	754,834
Stock subscription receivable	(6,250,970)
Deficit accumulated during the development stage	(27,739,941)	(16,603,800)
Total Shareholders' Deficiency	$(19,780,809)	$(15,733,328)
Total Liabilities and Shareholders’ Deficiency	$2,579,583	$2,714,317

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,		Period from March 1, 2002 (Inception) to July 31,
	2010	2009	2010	2009	2010
Revenue	$176,768	$(5,369)	$264,002	$(5,369)	$1,618,864

Research & Development Expenses	847,995	476,421	2,930,033	939,407	13,103,574
General & Administrative Expenses	1,128,952	985,726	2,496,873	2,019,648	15,206,582
Total Operating expenses	1,976,947	1,462,147	5,426,906	2,959,055	28,310,156

Loss from Operations	(1,800,179)	(1,467,516)	(5,162,904)	(2,964,424)	(26,691,292)
		-
		-
Interest expense	(316,385)	(374,563)	(3,629,592)	(410,615)	(5,565,084)
Interest Income	31,287	-	48,088		294,554
Gain on note retirement	12,664	-	77,018	-	1,609,495
Net changes in fair value of common stock warrant liability and embedded derivative liability	4,127,643	2,014,220	(2,747,729)	2,014,220	1,455,269
Net Income (Loss) before benefit for income taxes	2,055,030	172,141	(11,415,119)	(1,360,819)	(28,897,058)

Income tax benefit	-	-	278,978	922,020	1,201,001

Net Income (Loss)	2,055,030	172,141	(11,136,141)	(438,799)	(27,696,057)

Dividends attributable to preferred shares	-	-	-	-	(43,884)

Net Income (Loss) applicable to Common Stock	$2,055,030	$172,141	$(11,136,141)	$(438,799)	$(27,739,941)

Net (Loss) per share, basic	$0.01	$0.00	$(0.08)	$0.00

Net (Loss) per share, diluted	$0.01	$0.00	$(0.08)	$0.00

Weighted average number of shares outstanding, basic	166,101,987	115,243,678	139,132,168	112,599,706

Weighted average number of shares, diluted	185,016,037	115,243,678	139,132,168	112,599,706

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended July 31,		Period from March 1, 2002 (Inception) to July 31,
	2010	2009	2010
OPERATING ACTIVITIES
Net loss	(11,136,141)	(438,799)	(27,696,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges to consultants and employees for options and stock	472,215	372,695	2,896,970
Amortization of deferred financing costs	-	-	260,000
Amortization of deferred expenses	169,344	-	230,800
Amortization of discount on Bridge Loans	528,989	37,231	652,835
Impairment of intangible assets	-	-	26,087
Non-cash interest expense	3,084,821	345,044	4,301,657
Loss (Gain) on change in value of warrants and embedded derivative	2,747,728	(2,014,220)	(1,455,269)
Value of penalty shares issued	-	-	149,276
Depreciation expense	28,771	27,486	157,509
Amortization expense of intangibles	69,794	54,374	431,726
Gain on note retirement	(77,018)	-	(1,609,495)
Decrease (Increase) in prepaid expenses	(19,540)	(1,243)	(55,984)
Increase in other assets	(45,824)	-	(49,701)
Increase in Deferred Expenses	-	(116,938)	-
(Decrease) increase in accounts payable	121,021	415,954	2,978,920
(Decrease) Increase in accrued expenses	(11,745)	112,541	465,873
(Decrease) in interest payable	(171,200)	-	(152,909)
Net cash used in operating activities	(4,238,785)	(1,205,873)	(18,467,762)
INVESTING ACTIVITIES
Cash paid on acquisition of Great Expectations		-	(44,940)
Purchase of property and equipment	(11,369)	-	(149,026)
Cost of intangible assets	(672,220)	(227,054)	(2,506,829)
Net cash used in Investing Activities	(683,589)	(227,054)	(2,700,795)
FINANCING ACTIVITIES
Proceeds from convertible secured debenture		-	960,000
Cash paid for deferred financing costs			(559,493)
Principal payment on notes payable	(1,384,001)	(12,320)	(1,507,592)
Proceeds from notes payable	1,015,000	1,434,635	6,020,859
Net proceeds of issuance of Preferred Stock	4,487,827	-	4,722,827
Cancellation of warrants		-	(600,000)
Proceeds from exercise of warrants	170,000	-	170,000
Proceeds from issuance of common stock		-	11,988,230
Net cash provided by financing Activities	$4,288,826	$1,422,315	$21,194,831
Net (Decrease) increase in cash	(633,548)	(10,612)	26,274
Cash at beginning of period	659,822	59,738	-
Cash at end of period	$26,274	$49,126	$26,274
The accompanying notes are an integral part of these financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities

	Nine Months Ended July 31,		Period from March 1, 2002 (Inception) to July 31
	2010	2009	2010

Equipment acquired under capital lease	-	-	$45,580
Common Stock issued to Founders	-	-	$40
Notes payable and accrued interest converted to Preferred Stock	-	-	$15,969
Stock dividend on Preferred Stock	-	-	$43,884
Accounts payable from consultants settled with Common Stock	-		$
Notes payable and embedded derivative liabilities converted to Common Stock	$3,322,092	-	$5,835,250
Intangible assets acquired with notes payable	-	-	$360,000
Intangible assets acquired with Common Stock	$70,000	-	70,000
Debt discount in connection with recording the original value of the embedded derivative liability	$539,354	-	$2,621,796
Allocation of the original secured convertible debentures to warrants		-	$214,950
Allocation of the warrants on Bridge Notes as debt discount	$639,735	-	$1,580,246
Note receivable in connection with exercise of warrants	$6,250,970	-	$6,250,970
Warrants Issued in connection with issuance of Common Stock		-	$1,505,550
Warrants issued in connection with issuances of Preferred stock		-	$3,587,625

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

Since the Company’s inception in 2002, it has focused its initial development efforts upon therapeutic cancer vaccines targeting cervical cancer, its predecessor condition, cervical intraepithelial neoplasia, head and neck cancer, breast cancer, prostate cancer, and other cancers.  Although no products have been commercialized to date, research and development and investment continues to be placed behind the pipeline and the advancement of this technology. Pipeline development and the further exploration of the technology for advancement entail risk and expense. It is anticipated that ongoing operational costs for the Company will continue to increase significantly due to several ongoing clinical trials that began this fiscal year.

Basis of Presentation

The accompanying unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim period. The October 31, 2009 balance sheet is derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009 (the “Form 10-K’). These interim financial statements should be read in conjunction with the Company’s financial statements and notes for the fiscal year ended October 31, 2009 included in the Form 10-K. The Company believes these financial statements reflect all adjustments (consisting only of normal, recurring adjustments) that are necessary for a fair presentation of its financial position and results of operations for the periods presented. Management’s plans are to continue to raise additional funds through the sales of debt or equity securities. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year.

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

Net Loss Per Share

Basic net income or basic net loss per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the periods. Diluted earnings per share gives effect to dilutive options, warrants, convertible debt and other potential common stock outstanding during the period. Therefore, in the case of a net loss the impact of the potential common stock resulting from warrants, outstanding stock options and convertible debt are not included in the computation of diluted loss per share, as the effect would be anti-dilutive. In the case of net income the impact of the potential common stock resulting from these instruments that have intrinsic value are included in the diluted earnings per share. The table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share. In the calculation of diluted weighted average number of shares (for the three months ending July 31, 2010) approximately 1.2 million shares were included from stock options, 6.2 million shares from convertible debt and 11.5 million shares from in-the-money warrants.  The warrants (excluding approximately 43.3 million warrants held by an affiliate of Optimus (as defined below) include anti-dilutive provisions to adjust the number and price of the warrants based on certain types of equity transactions.

	As of July 31,
	2010	2009
Warrants	40,550,218	89,143,801
Stock Options	-	17,962,841
Total	40,550,218	107,106,642

Research and Development Expenses

Research and development expenses include, but are not limited to, payroll and personnel expenses, lab expenses, clinical trial and related clinical manufacturing costs, facilities and related overhead costs.

Accounting for Stock-Based Compensation

Stock-based compensation is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton option-pricing model (hereinafter referred to as the “BSM model”) and is recognized as expense over the requisite service period. The BSM model requires various assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. See Note 5 for information on stock-based compensation expense incurred in the three months ending July 31, 2010.

Warrant Liability/Embedded Derivative Liability

The Company has outstanding Warrants and convertible features (Embedded Derivatives) in its outstanding Senior and Junior Subordinated Promissory Notes. The Warrants and Embedded Derivatives are recorded at their relative fair values at issuance and will continue to be recorded at fair value each subsequent balance sheet date. Any change in value between reporting periods will be recorded at each reporting date. Both derivatives will continue to be reported until such time as they are exercised, expire, or mature at which time these derivatives will be adjusted to fair value and reclassified from liabilities to equity.

In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-17, Revenue Recognition—Milestone Method (Topic 605) - Milestone Method of Revenue Recognition - a consensus of the FASB Emerging Issues Task Force . This ASU provides guidance to vendors on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3. INTANGIBLE ASSETS

Intangible assets primarily consist of legal and filing costs associated with obtaining patents and licenses. The license and patent costs capitalized primarily represent the value assigned to the Company’s 20-year exclusive worldwide license agreement with Penn which are amortized on a straight-line basis over their remaining useful lives which are estimated to be twenty years from the effective date of Penn Agreement dated July 1, 2002. The value of the license and patents are based on management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future uses. This license now includes the exclusive right to exploit 28 patents issued and 44 patents pending and applied for in most of the largest markets in the world.

As of July 31, 2010, all gross capitalized costs associated with the licenses and patents filed and granted as well as costs associated with patents pending are $2,393,795 as shown under license and patents on the table below. The expirations of the existing patents range from 2014 to 2023 but the expirations can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. No other patent applications with future value were abandoned and charged to expense in the current or prior year. Amortization expense for licensed technology and capitalized patent cost is included in general and administrative expenses.

Under the amended and restated agreement we are billed actual patent expenses as they are passed through from Penn and or billed directly from our patent attorney. The following is a summary of intangible assets as of the end of the following fiscal periods:

	July 31, 2010	October 31, 2009
License	$651,992	$571,275
Patents	1,741,803	1,080,299
Total intangibles	2,393,795	1,651,574
Accumulated Amortization	(349,730)	(279,936)
Intangible Assets	$2,044,065	$1,371,638

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

4. NOTES PAYABLE AND DERIVATIVE INSTRUMENTS

Moore Notes

On September 22, 2008, Advaxis entered into an agreement (the “Moore Agreement”) with the Company’s Chief Executive Officer, Thomas Moore, pursuant to which the Company agreed to sell senior promissory notes to Mr. Moore, from time to time (“the Moore Notes”). On June 15, 2009, Mr. Moore and the Company amended the Moore Notes to increase the amounts available pursuant to the Moore Agreement from $800,000 to $950,000 and change the maturity date of the Moore Notes from June 15, 2009 to the earlier of January 1, 2010 or the Company’s next equity financing resulting in gross proceeds to the Company of at least $6 million. The Moore Agreement was amended per the terms of the June 18, 2009 Note Purchase Agreement (described below) retroactively to include the same warrant provision provided to investors purchasing notes under the Note Purchase Agreement.

On February 15, 2010, we agreed to amend the terms of the Moore Notes such that (i) Mr. Moore may elect, at his option, to receive accumulated interest thereon on or after March 17, 2010, (ii) we would begin to make monthly installment payments of $100,000 on the outstanding principal amount beginning on April 15, 2010; provided, however, that the balance of the principal will be repaid in full on consummation of our next equity financing resulting in gross proceeds to us of at least $6.0 million and (iii) we would retain $200,000 of the repayment amount for investment in our next equity financing.

In the three months ending July 31, 2010, the Company issued 1,176,471 shares in satisfaction of $200,000 of the aggregate principal amount outstanding under the Moore Notes. For the nine months ending July 31,2010, the Company paid Mr. Moore $250,000 in principal and $130,000 in interest.

Senior Convertible Promissory Notes

Effective June 18, 2009, the Company entered into a Note Purchase Agreement with certain accredited investors, pursuant to which such investors acquired senior convertible promissory notes of the Company in the aggregate principal face amount of $1,131,353, for an aggregate net purchase price of $961,650. At July 31, 2010, the Company had repaid $981,353 of these notes and $150,000 principal value remained outstanding.

Junior Subordinated Convertible Promissory Notes

Additionally, on October 26, and October 30, 2009 the Company entered into Bridge Note agreements whereby certain accredited investors acquired junior subordinated convertible promissory notes of the Company in the aggregate face amounts of $1,617,647 and $529,412 for aggregate net purchase prices of $1,375,000 and $450,000 respectively. As of July 31, 2010, of the $1,617,647 the Company had repaid $117,647 and issued common stock in satisfaction of the remaining $1,500,000. All $529,412 of the October 30, 2009 notes were satisfied by the issuance of 3,114,188 shares of the Company’s common stock during the quarter ending July 31, 2010.

During the three months ended January 31, 2010 the Company entered into Bridge Note agreements whereby certain accredited investors acquired junior subordinated convertible promissory notes of the Company in the aggregate face amounts of $555,882 for aggregate net purchase prices of $472,500. These junior subordinated convertible promissory notes matured on dates ranging from March 16, 2010 through August 11, 2010 subject to certain provisions in the note agreement. As of July 31, 2010, of the $555,882, the Company had issued common stock in satisfaction of $147,058 of these promissory notes, leaving $408,824 outstanding.

During the three months ended April 30, 2010 the Company entered into Junior Subordinated Convertible Promissory Notes in the aggregate principal value of $640,307 for an aggregate net purchase price of $542,500. These notes mature on dates ranging from July 30, 2010 to November 30, 2010. As of July 31, 2010, the Company had repaid $29,412, issued common stock in satisfaction of $243,902 of these notes, leaving $366,993 outstanding at July 31, 2010.

As of July 31, 2010, all Bridge Notes were originally issued with an original issue discounts ranging from 10% to 18%. Each Investor paid between $0.82 and $.90 for each $1.00 of principal amount of notes purchased at the closing. The bridge notes are convertible into shares of the Company’s common stock at an exercise price contingent on the completion of an equity financing. For every dollar invested, each Investor received warrants to purchase 2 ½ shares of common stock (the “Bridge Warrants”) subject to adjustments upon the occurrence of certain events as more particularly described below and in the form of Warrant. As of July 31, 2010 all Bridge Note warrants have an exercise price of $.17 per share. The Bridge Notes may be prepaid in whole or in part at the option of the Company without penalty at any time prior to the Maturity Date. The warrants may be exercised on a cashless basis under certain circumstances.

 We refer to all Senior Convertible Promissory Notes and Junior Subordinated Convertible Promissory Notes as “Bridge Notes”.

Activity related to the Bridge Notes from issuance is as follows:

Bridge Note – Principal Value - Issued	$4,474,601
Principal payments on Bridge Notes	(1,128,413)
Bridge Note Conversions	(2,420,373)
Original Issue Discount, net of accreted interest	(17,532)
Fair Value of Attached Warrants at issuance	(1,580,247)
Fair Value of Embedded Derivatives at issuance	(2,430,858)
Accreted interest on embedded derivative and warrant liabilities	3,892,195

Convertible Bridge Notes- as of July 31, 2010	$789,373
Embedded Derivatives Liability at July 31, 2010	102,433
Convertible Bridge Notes and fair value of embedded derivative	$891,806

BioAdvance Note

BioAdvance Biotechnology Greenhouse of Southeastern Pennsylvania Notes (“BioAdvance”) received notes from the Company for $10,000 dated November 13, 2003 and $40,000 dated December 17, 2003 that were each due on the fifth anniversary date thereof. During November 2009 , the Company paid $14,788 in full payment of the November 13, 2003 note and BioAdvance agreed to extend the remaining note. During the three months ending July 31, 2010, the Company paid $10,000 in accrued interest on the remaining note. As of July 31, 2010, the Company owes approximately $40,000 in principal and $11,000 in interest to BioAdvance. The terms of the outstanding note calls for accrual of 8% interest per annum on the unpaid principal.

Derivative Instruments

The table below lists the Company’s derivative instruments as of July 31, 2010:

Description	Principal	Original Issue Discount	Warrant Liability	Embedded Derivative Liability
Bridge Note I-June 18, 2009	$1,131,353	$169,703	$250,392	$711,258
Bridge Note II & III-October 26 & 30, 2009	2,147,059	322,059	690,119	868,388
Optimus September 24, 2009	-	-	3,587,625	-
Other outstanding warrants	-	-	12,785,695	-
Total Valuation at Origination	$3,278,412	$491,762	$17,313,831	$1,579,646
Change in fair value	-	-	(5,352,097)	(493,132)
Accreted interest	-	(123,846)	-	-
Total Valuation as of October 31, 2009	$3,278,412	$367,916	$11,961,734	$1,086,514
Bridge Notes IV – December 1, 2009 through January 31, 2010	555,882	83,382	207,617	164,400
Bridge Note I- Extension of Maturity Date			202,500	103,400
Change in fair value			1,995,372	(905,259)
Accreted interest		(225,321)
Exercise of Common Stock Warrants			(1,702,073)
Total Valuation as of January 31, 2010	$3,834,294	$225,977	$12,665,150	$449,055
Bridge Note V	640,307	97,807	229,619	271,554
Change in fair value			5,363,854	421,404
Accreted interest		(251,188)
Exercise of common stock warrants			(1,790,823)
Note Payoffs	(1,040,177)	(4,222)		(64,354)
Total Valuation as of April 30, 2010	$3,434,424	$68,374	$16,467,800	$1,077,659
Issuance of Optimus Warrants			6,856,946
Bridge Note Conversions	(2,420,373)			(701,718)
Change in fair value			(3,866,801)	(260,843)
Accreted interest		(50,842)
Exercise of common stock warrants			(1,475,758)
Note Payoffs	(88,236)			(12,665)

Total Valuation as of July 31, 2010	$925,815	$17,532	$17,982,187	$102,433

Warrants

As of July 31, 2010, there were outstanding warrants to purchase 120,754,407 shares of our common stock with exercise prices ranging from $0.17 to $0.287 per share. Information on the outstanding warrants is as follows:

Type	Exercise Price	Amount	Expiration Date	Type of Financing
Common Stock Purchase Warrant	$0.17 – 0.287	65,049,197	February 2011 – October 2012	2007 Securities Purchase Agreement
Common Stock Purchase Warrant	$0.17	12,387,210	June 2014 – April 2015	Bridge Notes

	Subtotal	77,436,407

Common Stock Purchase Warrant	$0.18	2,818,000	September 2012	Optimus Preferred Stock Agreement (9/24/2009)
Common Stock Purchase Warrant	TBD (1)	40,500,000	July 2013	Optimus Preferred Stock Agreement (7/19/2010)
	Grand Total	120,754,407

(1)    For purposes of this warrant, exercise price means an amount per warrant share equal to the closing sale price of a share of common stock on the applicable tranche notice date.

Warrant Liability/Embedded Derivative Liability

The fair value of the Warrants and Embedded Derivatives are estimated using the BSM model. As of July 31, 2010, the fair value of the Warrants and Embedded Derivatives were determined to be approximately $18.0 million and $0.1 million, respectively. We charged to income approximately $2.8 million in net changes in fair value of common stock warrant liability and embedded derivative liability for the nine months ended July 31, 2010.

5. ACCOUNTING FOR STOCK BASED COMPENSATION PLANS

The Company records compensation expense associated with stock options based on the estimated fair value of each option award that was granted using the Black-Scholes option valuation model.

The table below summarizes compensation expenses from share-based payment awards:

	For the nine months ending July 31
	2010	2009
Research and development	$115,285	$143,486
General and Administrative	318,091	202,984
Total stock compensation expense recognized	$433,376	$346,470

Total unrecognized estimated compensation expense related to non-vested stock options granted and outstanding as of July 31, 2010 was $425,000 which is expected to be recognized over a weighted-average period of one year.

Approximately 300,000 options were exercised over the three and nine months ended July 31, 2010. For the three and  nine months ended July 31, 2010, the Company granted 150,000 and 1,900,000 options at a weighted average Black Scholes value and exercise price of approximately $0.18 and $0.13, respectively.

6. COMMITMENTS AND CONTINGENCIES

University of Pennsylvania

On May 10, 2010, the Company and Penn entered into a second amendment (the “ Second Amendment Agreement ”) to the 20-year exclusive worldwide license agreement. Pursuant to the Second Amendment Agreement, the Company acquired exclusive licenses for an additional 27 patents related to the Company’s proprietary Listeria vaccine technology, some of which expire as late as 2023. As per the terms of the Second Amendment Agreement, the Company acknowledges that it owes Penn approximately $249,000 in patent expenses and $130,000 in sponsored research agreement fees. The Company has agreed to satisfy these obligations in five monthly payments of $65,000 beginning in May, 2010 plus a payment of approximately $54,000 before September 30, 2010.

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

During the first nine months of 2010, the Company paid $368,615 to Penn under these agreements.

Other

Pursuant to a Clinical Research Service Agreement, the Company is obligated to pay Pharm–Olam International for service fees related to our Phase I clinical trial. As of July 31, 2010, the Company has an outstanding balance of $219,131 on this agreement.

We are party to a consulting agreement with The Sage Group, a health-care strategy consultant assisting us with a program to commercialize our vaccines.  The initial agreement was entered into in January 2009 and subsequently amended on July 22, 2009.  Pursuant to the terms of agreement, as amended, we have agreed to pay Sage (i) $5,000 per month until an aggregate of $120,000 has been paid to Sage under the consulting agreement and (ii) a 5% commission for certain transactions if completed in the first 24 months of the term of the agreement, reduced to 2% if completed in the 12 months thereafter. The Sage Group has been paid approximately $40,600 through July 31, 2010.
On June 19, 2009 we entered into a Master Agreement and on July 8, 2009 we entered into a Project Agreement with Numoda, a leading clinical trial and logistics management company, to oversee Phase II clinical activity with ADXS11-001 for the treatment of invasive cervical cancer and CIN.  Numoda will be responsible globally for integrating oversight and logistical functions with the clinical research organizations, contract laboratories, academic laboratories and statistical groups involved.  The scope of this agreement covers over three years and is estimated to cost approximately $8 million for both trials. Per the agreement, the Company is permitted to pay a portion of outstanding charges to Numoda in the form of the Company’s common stock and during May 2010, the Company issued 3,500,000 shares of its common stock to an affiliate of Numoda in satisfaction of $595,000 in services rendered by Numoda to the Company under the Master Agreement. The Company has recorded deferred expenses on the balance sheet for this amount and amortizes this amount to expense over the life of the agreement. At July 31, 2010, the balance in deferred expenses was approximately $361,000.

The Company operates under a month to month lease for its laboratory and office space. There are no aggregate future minimum payments due as of July 31, 2010.

7. SHAREHOLDERS’ EQUITY

Series A Preferred Stock Equity Financing

On May 13, 2010, the Company issued and sold 139 shares of non-convertible, redeemable Series A preferred stock to Optimus Life Sciences Capital Partners, LLC (“Optimus”) pursuant to the terms of a Preferred Stock Purchase Agreement between the Company and Optimus dated September 24, 2009 (the “Series A Purchase Agreement ”). The Company received net proceeds of $1,285,000 from this transaction. The aggregate purchase price for the Series A preferred stock was $1.39 million (less $105,000 representing an administrative fee and legal fees).

Series B Preferred Stock Financing

On July 19, 2010, the Company entered into a Series B Preferred Stock Purchase Agreement with Optimus (the “Series B Purchase Agreement”), pursuant to which Optimus agreed to purchase, upon the terms and subject to the conditions set forth therein and described below, up to $7.5 million of the Company’s newly authorized, non-convertible, redeemable Series B preferred stock (“Series B Preferred Stock”) at a price of $10,000 per share.  Under the terms of the Series B Purchase Agreement, subject to the Company’s ability to maintain an effective registration statement for the Warrant Shares (as defined below), the Company may from time to time until July 19, 2013, present Optimus with a notice to purchase a specified amount of Series B Preferred Stock. Subject to satisfaction of certain closing conditions, Optimus is obligated to purchase such shares of Series B Preferred Stock on the 10th trading day after the date of the notice. The Company will determine, in its sole discretion, the timing and amount of Series B Preferred Stock to be purchased by Optimus, and may sell such shares in multiple tranches. Optimus will not be obligated to purchase the Series B Preferred Stock upon the Company’s notice (i) in the event the average closing sale price of the Company’s common stock during the nine trading days following delivery of such notice falls below 75% of the closing sale price of the Company’s common stock on the trading day prior to the date such notice is delivered to Optimus, or (ii) to the extent such purchase would result in the Company and its affiliates beneficially owning more than 9.99% of the Company’s outstanding common stock.  The Series B Preferred Stock is only redeemable at the option of the Company as set forth in the Company’s Certificate of Designations of Preferences, Rights and Limitations of Series B Preferred Stock and not otherwise subject to redemption or repurchase by the Company in any circumstances.

On July 19, 2010, the Company issued 500 shares of Series B Preferred Stock to Optimus in exchange for the 500 shares of Series A Preferred Stock issued under the Series A Purchase Agreement so that all shares of the Company’s preferred stock held or subsequently purchased by Optimus under the Series B Purchase Agreement would be redeemable upon substantially identical terms.  Any accrued and unpaid dividends on the Series A Preferred Stock were deemed cancelled and such amount of accrued and unpaid dividends were reflected as accrued and unpaid dividends of the Series B Preferred Stock issued to Optimus.

Pursuant to the Series B Purchase Agreement, on July 19, 2010, the Company issued to an affiliate of Optimus a three-year warrant to purchase up to 40,500,000 shares of the Company’s common stock (the “Warrant Shares”), at an initial exercise price of $0.25 per share, subject to adjustment as described below.  The warrant consists of and is exercisable in tranches, with a separate tranche being created upon each delivery of a tranche notice under the Series B Purchase Agreement. On each tranche notice date, that portion of the warrant equal to 135% of the tranche amount will vest and become exercisable, and such vested portion may be exercised at any time during the exercise period on or after such tranche notice date. On and after the first tranche notice date and each subsequent tranche notice date, the exercise price of the warrant will be adjusted to the closing sale price of a share of the Company’s common stock on the applicable tranche notice date. The exercise price of the warrant may be paid (at the option of the affiliate of Optimus) in cash or by its issuance of a four-year, full-recourse promissory note, bearing interest at 2% per annum, and secured by a specified portfolio of assets. However, such promissory note is not due or payable at any time that (a) the Company is in default of any preferred stock purchase agreement for Series B Preferred Stock or any warrant issued pursuant thereto, any loan agreement or other material agreement or (b) there are any shares of the Series B Preferred Stock issued or outstanding.

Warrants

Almost all of our warrants (except the warrants issued to an affiliate of Optimus) contain “full-ratchet” anti-dilution provisions originally set at $0.20 with a term of five years.  The Optimus exercise of warrants on January 11, 2010 triggered the anti dilution provisions of the warrant agreements requiring a reset of both the price of these warrants (from $.20 to $.17) and an increase in amount of warrants.  Therefore, any future financial offering or instrument issuance below $0.17 per share of the Company’s common stock or warrants (subject to certain exceptions) will cause further anti-dilution and/or repricing provisions in   the above mentioned 77.4 million outstanding warrants. Additionally, the Company had approximately 31.4 million warrants expire during November and December 2009.

8. SUBSEQUENT EVENTS

Series B Preferred Equity Financing

On August 13, 2010, the Company issued and sold 124 shares of Series B preferred stock to Optimus pursuant to the terms of the Series B Purchase Agreement.  The aggregate purchase price for the shares of Series B Preferred Stock was $1.24 million (of which the Company received $1.040 million, net of the $.2 million commitment fee) . As of July 31, 2010, 626 shares of Series B Preferred Stock remained available for sale under the Series B Purchase Agreement.

In connection with the issuance by the Company of the Series B Preferred Stock described above, an affiliate of Optimus exercised a warrant to purchase 9,847,059 shares of the Company’s common stock at an exercise price of $0.17 per share.  As permitted by the terms of such warrant, the aggregate exercise price of $1,674,000 received by the Company is payable pursuant to a 4 year full recourse promissory note bearing interest at the rate of 2% per year.

Junior Subordinated Convertible Promissory Notes

In August 2010, the Company entered into Bridge Note agreements whereby certain accredited investors acquired junior subordinated convertible promissory notes of the Company in the aggregate face amounts of approximately $254,000 for aggregate net purchase prices of $230,000. These junior subordinated convertible promissory notes mature on dates ranging from December 31, 2010 through April 30, 2011 subject to certain provisions in the note agreement.  In addition, in August 2010, the Company repaid two junior bridge notes in the principal amounts of $64,706.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2010 AND 2009

Revenue

Revenue increased for the current period by approximately $176, 800 representing grant revenue received compared to $(5,369) in the same period a year ago.

Research and Development Expenses

Research and development expenses increased by approximately $371, 600, or 78% to approximately $848,000 for the three months ended July 31, 2010 as compared with approximately $476,400 for the same period a year ago.  This is principally attributable to clinical trial expenses increasing significantly resulting from our clinical trials in the United States and India which were initiated during the first fiscal quarter of 2010. This increase was somewhat offset by overall lower compensation expense resulting from fewer employees compared with the prior year and lower stock-based compensation compared with the prior year.

We anticipate a significant increase in R&D expenses as a result of expanded development efforts primarily related to clinical trials and product development. In addition, expenses will be incurred in the development of strategic and other relationships required to license, manufacture and distribute our product candidates.

General and Administrative Expenses

General and administrative expenses increased by $143,300 or 15%, to approximately $1,129,000 for the three months ended July 31, 2010 as compared with $985,700 for the same period a year ago. This was the result of overall compensation expense being higher in the current period resulting from additional employees, costs related to a former employee and stock based compensation as a result of the issuance of 750,000 shares of the Company’s common stock pursuant to an executive’s employment agreement with the Company. Overall professional and consulting fees decreased as a result of higher legal fees in 2009 which did not repeat in the current period more than offset by higher current period consulting and travel costs associated with increased efforts by the Company to present its scientific and business plans.

Interest Expense/ Income

For the three months ended July 31, 2010, interest expense decreased to approximately $316,400 from approximately $374,600 primarily resulting from the conversion and payoff of Bridge Notes during the second and third fiscal quarters of 2010. Interest income of approximately $31,000 was the result of interest earned from the Optimus transaction note receivable.

Changes in Fair Values

 The change in fair value of the common stock warrant liability and embedded derivative liability increased income by approximately $2.1 million for the three months ending July 31, 2010 compared to the same period a year ago. Both periods recorded income as a result of a decline in share price during each period. The Company’s common stock declined, from $0.21 at April 30, 2010 to $0.17 at July 31, 2010, resulting in substantially all of the $4.1 million reflected on the statement of operations for the three months ended July 31, 2010.

Potential future increases or decreases in our stock price will result in increased or decreased warrant and embedded derivative liabilities, respectively, on our balance sheet and therefore increased expenses being recognized in our statement of operations in future periods.

For the three months ended July 31, 2010, the Company recorded income of approximately $12,700 on the non-cash gain on the early retirement of certain Bridge Notes.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JULY 31, 2010 AND 2009

Revenue

Revenue increased for the current period by approximately $264,000 representing grant revenue received compared to essentially zero for the same period a year ago.

Research and Development Expenses

Research and development expenses increased by approximately $1,991,000 to approximately $2,930,000 for the nine months ended July 31, 2010 as compared with approximately $939,000 for same period a year ago.  This is principally attributable to clinical trial expenses increasing significantly, due to our clinical trial activity in the United States and India  initiated during the first fiscal quarter of 2010 somewhat offset by lower overall compensation expense in the current period, reflecting fewer employees than the same period a year ago as well as lower stock based compensation. Additionally, the reversal of a bonus accrual in the 2009 period did not repeat in the current year.

We anticipate a significant increase in R&D expenses as a result of expanded development and commercialization efforts primarily related to clinical trials and product development. In addition, expenses will be incurred in the development of strategic and other relationships required to license manufacture and distribute our product candidates.

General and Administrative Expenses

General and administrative expenses increased by approximately $477,200 or 24%, to approximately $2,496,900 for the nine months ended July 31, 2010 as compared to $2,019,600 for the same period last year.  This is primarily attributable to overall compensation expense being higher in the current period resulting from additional employees and costs related to a former employee. Stock-based non cash compensation increased during the current period as a result of the issuance of 750,000 shares of the company’s common stock pursuant to an executive’s employment agreement with the company and was largely offset by lower expense associated with the Company’s stock options.  Overall professional and consulting fees decreased as a result of higher legal fees in 2009 which did not repeat in the current period more than offset by higher current period consulting and travel costs associated with increased efforts by the Company to present its scientific and business plans.

Interest Expense/Income

In the nine months ended July 31, 2010, net interest expense increased by approximately $3.2 million primarily due to the sale of Bridge Notes during the third and fourth fiscal quarters of 2009 and the nine months ended July 31, 2010. Additionally, the debt discount, warrant liabilities and embedded derivatives related to the Bridge Notes are recorded as a liability on the balance sheet and are amortized to interest expense over the life of the Bridge Note.  Interest income of approximately $48,000 was the result of interest earned from the Optimus transaction note receivable.

Changes in Fair Values

The change in fair value of the common stock warrant liability and embedded derivative liability increased expense by approximately $4.8 million for the nine months ending July 31, 2010 compared to the same period a year ago. During the 2009 period the Company recorded income as the fair value of its derivative liability was lower resulting from a lower per share price of its common stock.    For the nine months ending July 31, 2010, the BSM values associated with these derivatives increased resulting from the increase in the price of Advaxis common stock, from $0.135 at October 31, 2009 to $0.17 at July 31, 2010.,

Potential future increases or decreases in our stock price will result in increased or decreased warrant and embedded derivative liabilities, respectively, on our balance sheet and therefore increased expenses being recognized in our statement of operations in future periods.

In the nine months ended July 31, 2010, the Company recorded income of approximately $77,000 on the non-cash gain on the early retirement of certain Bridge Notes.

Income Tax Benefit

For the nine months ended July 31, 2010, other income decreased by approximately $643,000, to approximately $279,000 in income from approximately $922,000 a year ago, primarily due to the 2009 period NOL being the first time we received funds from the program and  covered all prior years NOLs from our inception whereas Fiscal 2010 covered only the current year’s NOL and prior two years of the research tax credit.

Liquidity and Capital Resources

Since our inception through July 31, 2010, the Company has reported accumulated net losses of approximately$27.8 million and recurring negative cash flows from operations. We anticipate that we will continue to generate significant losses from operations for the foreseeable future.

Cash used in operating activities, for the nine months ending July 31, 2010, was approximately $4.2 million, primarily as a result of the following: increased R&D spending on clinical trials,  and somewhat higher general and administrative  spending compared to the corresponding period in the prior year.

Cash used in investing activities, for the nine months ending July 31, 2010, was approximately $.8 million resulting from legal cost spending in support of our intangible assets (patents) and costs paid to the University of Pennsylvania for patent research.

Cash provided by financing activities, for the nine months ending July 31, 2010, was approximately $4.3 million, resulting from the sale of preferred stock to Optimus and proceeds received from exercise of warrants. Principal payments on notes payable were slightly higher than proceeds from the sale of promissory notes.

Preferred Equity Financing

From January 11, 2010, through July 31, 2010 the Company issued and sold 500 shares of non-convertible, redeemable Series A Preferred Stock to Optimus pursuant to the terms of a Preferred Stock Purchase Agreement (the “Series A Preferred Stock Purchase Agreement”). The Company received gross proceeds of $5.0 million (net proceeds of $4.5 million) from this transaction.

In connection with the transaction, an affiliate of Optimus was granted 33,750,000 warrants on September 24, 2009 and 2,818,000 warrants on May 13, 2010. Optimus exercised all 33,750,000 warrants at exercise prices ranging from $.17 to $.20 and the May 2010 warrants remained outstanding as of July 31, 2010.

We have entered into the Series B Preferred Stock Purchase Agreement with Optimus dated July 19, 2010 (the “Series B Purchase Agreement”), pursuant to which Optimus has agreed to purchase up to $7.5 million of our Series B Preferred Stock from time to time, subject to our ability to maintain an effective registration statement for the shares underlying warrants issued to an affiliate of Optimus in connection with the transaction.  A registration statement for 40,500,000 shares of common stock related to this transaction was effective on July 30, 2010. On July 19, 2010, as part of the Series B purchased agreement, the Company issued 500 shares of Series B Preferred Stock to Optimus in exchange for the 500 shares of Series A Preferred Stock issued under the Series A Purchase Agreement so that all shares of the Company’s preferred stock held or subsequently purchased by Optimus under the Series B Purchase Agreement would be redeemable upon substantially identical terms.

Pursuant to the Series B Purchase Agreement, on July 19, 2010, the Company issued to Optimus a three-year warrant to purchase up to 40,500,000 shares of the Company’s common stock (the “Warrant Shares”), at an initial exercise price of $0.25 per share, subject to adjustment as described below.  The warrant consists of and is exercisable in tranches, with a separate tranche being created upon each delivery of a tranche notice under the Series B Purchase Agreement. On each tranche notice date, that portion of the warrant equal to 135% of the tranche amount will vest and become exercisable, and such vested portion may be exercised at any time during the exercise period on or after such tranche notice date. On and after the first tranche notice date and each subsequent tranche notice date, the exercise price of the warrant will be adjusted to the closing sale price of a share of the Company’s common stock on the applicable tranche notice date. The exercise price of the warrant may be paid (at the option of Optimus) in cash or by Optimus’s issuance of a four-year, full-recourse promissory note, bearing interest at 2% per annum, and secured by a specified portfolio of assets. However, such promissory note is not due or payable at any time that (a) the Company is in default of any preferred stock purchase agreement for Series B Preferred Stock or any warrant issued pursuant thereto, any loan agreement or other material agreement or (b) there are any shares of the Series B Preferred Stock issued or outstanding.

Notes Payable

The Company issued Junior Promissory Notes in the aggregate amount of approximately $1.0 million  during the nine months ended July 31, 2010. As of July 31, 2010, the Company agreed with certain of the holders of the Company’s junior unsecured convertible promissory notes (the “Junior Bridge Notes”) to make payments of approximately $2.42 million aggregate principal amount due to such holders under certain of the Junior Bridge Notes in the form of 14,237,489 shares of Common Stock based on a price of $0.17 per share. The Company’s common stock was issued in May 2010. During the nine months ended July 31, 2010 the Company paid approximately $1.4 million in principal value on its Bridge Notes

During late April 2010, the Company agreed with our Chief Executive Officer, Thomas A. Moore, to make a payment of $200,000 due to Mr. Moore under certain of the Company’s senior promissory notes held by Mr. Moore (the “Moore Notes”) in the form of 1,176,471 shares of the Company’s common stock based on a price of $0.17 per share issued in May 2010.

Our limited capital resources and operations to date have been funded primarily with the proceeds from public and private equity and debt financings, NOL tax sale and income earned on investments and grants.  We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future, due to the substantial investment in research and development. As of July 31, 2010 and October 31, 2009, we had an accumulated deficit of $27,759,941 and $16,603,800, respectively and shareholders’ deficiency of $19,800,809 and $15,733,328, respectively. Based on our available cash of approximately $1,038,000 on August 21, 2010, we do not have adequate cash on hand to cover our anticipated expenses for the next 12 months. If we fail to raise a significant amount of capital, we may need to significantly curtail operations in the near future. These conditions raised substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent public accounting firm relating to our financial statements for the year ended October 31, 2009 included a going concern explanatory paragraph.

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

Off-Balance Sheet Arrangements

As of July 31, 2010, we had no off-balance sheet arrangements, other than our lease for space. There were no changes in significance contractual obligation during the nine months ended July 31, 2010.

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

Warrants

Warrants were issued in connection with the equity financings completed in October 2007, the preferred equity financing with Optimus and our Bridge Notes issued from June 2009 through early April 2010. At the balance sheet date we estimated the fair value of these instruments using the Black-Scholes model, which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining term and the closing price of our common stock. Changes in assumptions used to estimate the fair value of these derivative instruments could result in a material change in the fair value of the instruments. We believe the assumptions used to estimate the fair values of the warrants are reasonable.

New Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-17, Revenue Recognition—Milestone Method (Topic 605) - Milestone Method of Revenue Recognition - a consensus of the FASB Emerging Issues Task Force . This ASU provides guidance to vendors on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date hereof, there are no pending legal proceedings to which we are a party or of which any of our property is the subject.  In the ordinary course of our business we may become subject to litigation regarding our products or our compliance with applicable laws, rules, and regulations.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended October 31, 2009 except for the following:

There can be no assurance that we will receive full  funding from Optimus in connection with the Series B preferred equity financing.

            We have entered into the Series B Purchase Agreement, pursuant to which Optimus has agreed to purchase up to $7.5 million of our Series B Preferred Stock from time to time, subject to our ability to effect and maintain an effective registration statement for the shares underlying the warrant issued to an affiliate of Optimus to purchase up to 40,500,000 shares of common stock, issued in connection with the transaction.  Additionally, the Series B Purchase Agreement provides that in order to require Optimus to purchase our Series B Preferred Stock at any time: (i) we must be in compliance with our SEC reporting obligations, (ii) our common stock must be quoted on the OTC Bulletin Board or another eligible trading market, (iii) a material adverse effect relating to, among other things, our results of operations, assets, business or financial condition must not have occurred since July 19, 2010, other than losses incurred in the ordinary course of business, (iv) we must not be in default under any material agreement, (v) Optimus and its affiliates must not own more than 9.99% of our outstanding common stock, and (vi) we must comply with certain other requirements set forth in the Series B Purchase Agreement.  If we fail to comply with any of these requirements, Optimus will not be obligated to purchase our Series B Preferred Stock and we will not receive any funding from Optimus. Moreover, if we exercise our option to require Optimus to purchase our Series B Preferred Stock, and our common stock has a closing price of less than $0.17 per share on the trading day immediately preceding our delivery of the exercise notice, we will trigger at closing certain anti-dilution protection provisions in certain outstanding warrants that would result in an adjustment to the number and price of certain outstanding warrants.

If the average closing sale price of our common stock on each tranche notice date is less than $0.25 per share, we will be required to register additional shares of our common stock in order to require Optimus to purchase the entire $7.5 million of Series B Preferred Stock issuable under the Series B Purchase Agreement.

            In connection with our Series B preferred equity financing, we issued to an affiliate of Optimus a three-year warrant to purchase up to 40,500,000 shares of our common stock, at an initial exercise price of $0.25 per share.  The warrant provides that on each tranche notice date under the Series B purchase agreement, (i) that portion of the warrant equal to 135% of the tranche amount will vest and become exercisable (and such vested portion may be exercised at any time during the exercise period on or after such tranche notice date) and (ii) the exercise price will be adjusted to the closing sale price of a share of our common stock on such tranche notice date.  We are not permitted to deliver a tranche notice under the Series B purchase agreement if the number of registered shares underlying the warrant is insufficient to cover the portion of the warrant that will vest and become exercisable in connection with such tranche notice.  If the average closing sale price on each tranche notice date is less than $0.25 per share, we will not have a sufficient number of registered shares available under this prospectus to require Optimus to purchase the entire $7.5 million without issuing an additional warrant, and effecting an additional registration statement relating to the shares of our common stock issuable upon exercise of such additional warrant.  In such an event, we cannot assure you that we will be able to timely effect and maintain a registration statement so as to permit us to require Optimus to purchase the entire $7.5 million of Series B preferred stock under the Series B purchase agreement.

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

On August 4, 2010, the Company issued a convertible promissory note to an accredited investor in the aggregate principal face amount of approximately $35,000 (the “ Series B Note ”), for an aggregate net purchase price of $30,000.  The Series B Note was issued with an original issue discount of approximately 15% and is convertible into shares of Common Stock at $0.19 per share.  In connection with the purchase of the Series B Note, the Company issued to the purchaser of the Series B Note a warrant to purchase 75,000 shares of Common Stock at an exercise price of $0.25 per share, subject to adjustments upon the occurrence of certain events. The Series B Note matures on May 31, 2011, if not retired sooner and may be prepaid at anytime by the Company without penalty.

On August 9, 2010, the Company issued a convertible promissory note to an accredited investor in the aggregate principal face amount of $159,000 (the “ Series C Note ”), for an aggregate net purchase price of $150,000.  The Series C Note was issued with an original issue discount of approximately 6% and is convertible into shares of Common Stock at $0.17 per share.  In connection with the purchase of the Series C Note, the Company issued to the purchaser of the Series C Note a warrant to purchase 300,000 shares of Common Stock at an exercise price of $0.20 per share, subject to adjustments upon the occurrence of certain events. The Series C Note matures on December 31, 2010, if not retired sooner and may be prepaid at anytime by the Company without penalty.

On August 12, 2010, the Company issued a convertible promissory note to an accredited investor in the aggregate principal face amount of approximately $58,000 (the “additional Series B Note ”), for an aggregate net purchase price of $50,000.  The additional Series B Note was issued with an original issue discount of approximately 15% and is convertible into shares of Common Stock at $0.19 per share.  In connection with the purchase of the additional Series B Note, the Company issued to the purchaser of the additional Series B Note a warrant to purchase 125,000 shares of Common Stock at an exercise price of $0.25 per share, subject to adjustments upon the occurrence of certain events. The additional Series B Note matures on April 30, 2011, if not retired sooner and may be prepaid at anytime by the Company without penalty.

Item 6. Exhibits.

3.1(i)	Amended and Restated Certificate of Incorporation. Incorporated by reference to Annex C to DEF 14A Proxy Statement filed with the SEC on May 15, 2006.
3.1(ii)	Amended and Restated Bylaws. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-QSB filed with the SEC on September 13, 2006.
10.1*	Separation Agreement and General Release dated January 6, 2010 between the Company and Fred Cobb.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVAXIS, INC. Registrant

Date: September 14, 2010	By:	/s/ Thomas Moore
Thomas Moore Chief Executive Officer and Chairman of the Board

	By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum Chief Financial Officer, Senior Vice President and Secretary