Form 10-K
period 2010-10-31
Advaxis, Inc.
filed 2011-01-31
CIK 1100397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED - OCTOBER 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

As of April 30, 2010, the aggregate market value of the voting common equity held by non-affiliates was approximately $22,116,980 based on the closing bid price of the registrant’s common stock on the Over the Counter Bulletin Board. (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders and their respective affiliates have been deemed affiliates).

The registrant had 210,645,862 shares of Common Stock, par value $0.001 per share, issued and outstanding as of January 27, 2011.

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

The discoveries that underlie this innovative technology are based upon the work of Yvonne Paterson, Ph.D., Professor of Microbiology at Penn.  This technology involves the creation of genetically engineered Listeria that stimulate the immune system to induce antigen-specific anti-tumor immune response involving both innate and adaptive arms of the immune system.  In addition, this technology facilitates the immune response by altering tumors to make them more susceptible to immune attack, and increasing the number and maturation of development of specific cells that underlie a strong therapeutic immune response.

We have focused our initial development efforts upon therapeutic cancer vaccines targeting cervical cancer, its predecessor condition, CIN, Head and Neck cancer, breast cancer, prostate cancer, and other cancers. Our lead products in development are as follows:

Product	Indication	Stage
ADXS11-001	Cervical Cancer	Phase I Company sponsored & completed in 2007.

	Cervical Intraepithelial Neoplasia (CIN)	Phase II Company sponsored study, commenced in March 2010 (with patient dosing commencing in June 2010).

	Cervical Cancer	Phase II Company sponsored study initiated in November 2010 in India. 110 Patients with advanced cervical cancer.

	Cervical Cancer	Phase II The Gynecologic Oncology Group of the National Cancer Institute has agreed to conduct a study which we expect will commence in early 2011.

	Head & Neck Cancer	Phase I The Cancer Research UK (CRUK) is funding a study of up to 45 patients at 3 UK facilities that we expect will commence in early 2011.

ADXS31-142	Prostate Cancer	Phase I Company sponsored (timing to be determined).

ADXS31-164	Breast Cancer	Phase I Company sponsored (timing to be determined).

ADXS31-164	Canine Osteosarcoma	Phase 1 Company sponsored (timing to be determined).

 We have sustained losses from operations in each fiscal year since our inception, and we expect these losses to continue for the indefinite future, due to the substantial investment in research and development. As of October 31, 2010, we had an accumulated deficit of $27,416,000 and shareholders’ deficiency of $14,802,631.

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

Recent Developments

Series B Preferred Equity Financing

Pursuant to the terms of the preferred stock purchase agreement dated July 19, 2010, which we refer to as the Series B purchase agreement, with Optimus Life Sciences Capital Partners LLC, which we refer to as Optimus, as of January 27, 2011, we had issued and sold 422 shares of non-convertible, redeemable Series B preferred stock, which we refer to as our Series B preferred stock, to Optimus.  The aggregate purchase price for the Series B preferred stock was $4.22 million.  Under the terms of the Series B purchase agreement, Optimus remains obligated, from time to time until July 19, 2013, to purchase up to an additional 328 shares of Series B preferred stock at a purchase price of $10,000 per share upon notice from us to Optimus, and subject to the satisfaction of certain conditions, as set forth in the Series B purchase agreement.  Among these conditions, we must have a sufficient number of registered shares underlying a warrant issued to an affiliate of Optimus.  We currently have 4,010,038 registered shares available under our prospectus and will likely need to register additional warrant shares in order to require Optimus to purchase the remaining shares of Series B preferred stock.

In connection with the foregoing transaction, an affiliate of Optimus was granted warrants to purchase 40,500,000 shares of our common stock on July 19, 2010 at an exercise price of $0.25 to be adjusted in connection with the draw down of each tranche. As of January 27, 2011, Optimus has exercised warrants to purchase 36,489,962 shares of common stock at adjusted exercise prices ranging from $0.15 to $0.17 per share. As permitted by the terms of such warrants, the aggregate exercise price of $5,697,000 received by us is payable pursuant to four year full recourse promissory notes bearing interest at the rate of 2% per year.

On December 30, 2010, immediately following the issuance by us of 72 shares of Series B preferred stock pursuant to the Series B purchase agreement, we redeemed 226 shares of Series B preferred stock held by Optimus for an aggregate redemption price of $3,141,004 consisting of (i) cash in an amount of $76,622 and (ii) the cancellation of certain promissory notes issued by an affiliate of Optimus to us in the aggregate amount of $3,064,382.

Recent Bridge Financings

From November 1, 2010 through November 10, 2010 we issued to certain accredited investors (i) junior unsecured convertible promissory notes in the aggregate principal face amount of $431,579, for an aggregate net purchase price of $410,000 and (ii) warrants to purchase 1,025,000 shares of our common stock at an exercise price of $0.17 per share, subject to adjustments upon the occurrence of certain events. The bridge notes were issued with an original issue discount of 5% (OID) and are convertible into shares of our common stock. These notes mature in 60 days from their origination. From November 1, 2010 through November 5, 2010 we also issued to certain accredited investors (i) junior unsecured convertible promissory notes in the aggregate principal face amount of $500,000, for an aggregate net purchase price of $425,000 and (ii) warrants to purchase 2,062,500 shares of our common stock at an exercise price of $0.17 per share, subject to adjustments upon the occurrence of certain events. The bridge notes were issued with an original issue discount of 15% (OID) and are convertible into shares of our common stock. These notes mature on or before August 31, 2011. The indebtedness represented by the bridge notes is expressly subordinate to our currently outstanding senior secured indebtedness (including the June 2009 bridge notes), as well as any future senior indebtedness of any kind. We will not make any payments to the holders of these bridge notes until the earlier of the repayment in full or conversion of the senior indebtedness.

During November 2010 the Company repaid four bridge notes issued during fiscal 2010 in the principal amounts of $187,582. With respect to all bridge notes issued from June, 2009 through January 27, 2011, an aggregate principal amount of $1,874,100 remain outstanding.

    On January 3, 2011, we issued to a certain accredited investor, one junior unsecured convertible promissory note in the aggregate principal face amount of $352,941, for an aggregate net purchase price of $300,000 and (ii) warrants to purchase 1,500,000 shares of our common stock at an exercise price of $0.15 per share, subject to adjustments upon the occurrence of certain events. The bridge notes were issued with an original issue discount of 15% (OID) and are convertible into shares of our common stock. These notes mature in 9 months from their origination.

We maintain a website at www.advaxis.com which contains descriptions of our technology, our drugs and the trial status of each drug.

Strategy

During the next 24 months, we will focus on developing sufficient human clinical data on ADXS11-001, our first  Listeria construct, to demonstrate clinical effectiveness in cervical cancer and it's medical predecessor condition, CIN. Beyond effectiveness specifically against HPV oncogenes, we also want to demonstrate more broadly that attenuated Listeria that secretes an antigen adjuvant fusion protein  is an effective platform for multiple therapies against cancer and infectious disease. In the U.S., we have initiated a single blind, placebo controlled Phase II clinical trial of ADXS11-001 with three dosage arms in  Cervical Intraepithelial Neoplasia (cervical dysplasia, CIN), a pre cancerous condition. In India, we have launched a 110 patient Phase II trial in advanced cervical cancer in women who have progressed after receiving cytotoxic therapy.

Within the next 3 months we will initiate in the U.S. another NCI-supported study in late stage cervical cancer , and a head and neck cancer study with CRUK in the UK. We have signed an agreement to collaborate in a clinical trial with the Gynecologic Oncology Group (GOG), one of NIH’s clinical research groups, which will underwrite the cost and whose members will execute the trial. It is expected that this US Phase II multi-center study will result in a cost avoidance benefit to Advaxis valued at between $7 million to $8 million in trial expenses. The CRUK initial study should be worth between $2.5 and 3.5 million.

The Company has entered into a clinical trials agreement with the School of Veterinary Medicine at Penn to investigate the use of its compound ADXS31-164 for the treatment of osteosarcoma in dogs.  This disease is the leading cancer killer of large dogs and is a model for the treatment of human osteosarcoma, the leading fatal bone cancer in adolescents.

We have also initiated the production of human grade production of two new vaccines for which we expect to begin clinical development in 2011.  Planning has begun for Phase I trials for ADXS31-142 for the treatment of prostate cancer, and ADXS 31-164 for the treatment of breast, brain and other cancers.

Although the company has been successful in obtaining clinical funding from the U.S. and UK, in order to implement our strategy, we will require substantial additional investment in the near future. Our failure to raise capital or pursue partnering opportunities will materially and adversely affect both our ability to commence or continue the clinical trials described above and our business, financial condition and results of operations, and could force us to significantly curtail or cease operations. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing over and above the preferred stock financing on acceptable terms or secure funds from new partners.

Given our expertise to genetically modify Listeria to create vaccines for many different diseases, our longer term strategy will be to license the commercial development of ADXS11-001 for the indications of CIN, cervical and head and neck cancers, and other HPV related diseases. On a global basis, these indications are extremely large and will require one or more significant partners. We do not intend to engage in commercial development beyond Phase II without entering into one or more partnerships or a license agreement.

We intend to continue to devote a substantial portion of our resources to basic science and the continued pre-clinical development and optimization of our technology so as to develop it to its full potential and to find additional new drug candidates. These activities may require significant financial resources, as well as areas of expertise beyond those readily available. In order to provide additional resources and capital, we may enter into research, collaborative or commercial partnerships, joint ventures, or other arrangements with competitive or complementary companies, including major international pharmaceutical companies or universities.

Background

Cancer

Cancer is the second largest cause of death in the U.S., exceeded only by heart disease. The cost of treating cancer patients in 2008 was estimated to be $228.1 billion in healthcare costs and another $188 billion in indirect costs resulting from morbidity and lost productivity (source: Facts & Figures 2009, American Cancer Society). The American Cancer Society’s most recent estimates for newly diagnosed cervical cancer in the U.S. in 2010 was 12,200 and numbers for newly diagnosed CIN are approximately about 250,000 patients per year based on 3.5 million abnormal Pap smears (source: Jones HW, Cancer 1995:76:1914-18; Jones BA and Davey, Arch Pathol Lab Med 2000; 124:672-81). Overall predicted incidence and mortality rates for 2009 are set forth below

Percent of U.S. deaths due to cancer in 2006

Immune System and Normal Antigen Processing

People, are continually confronted with potentially infectious agents. The immune system has evolved multiple mechanisms to fight disease, including including innate immunity, two forms of adaptive immunity humoral (antibody), and cellular immunity that mobilize the body’s natural defenses against these foreign agents to eliminate them.

Innate Immunity:

Innate immunity is the first step in the recognition of a foreign antigen.  It is a non-specific protective response that also underlies the generation of an adaptive (antigen- specific) immune responses. It is characterized by the release of various soluble mediators of immune response such as cytokines, chemokines and other molecules.

Exogenous pathway of Adaptive Immunity (Class II pathway):

Proteins and foreign molecules ingested by Antigen Presenting Cells, or APCs, are broken down inside digestive vacuoles into small pieces, and the pieces are combined with proteins called Class 2 MHC (for Major Histocompatibility Complex) in a part of the cell called the endoplasmic reticulum.  The MHC-peptide, termed and MHC-2 complex from the Class 2 (or exogenous) pathway, migrates to the cell surface where it interacts with certain classes of lymphocytes (CD4+) called helper T-cells that support the function of cytotoxic T-lymphocytes (killer T cells).  This interaction renders CD4+ cells antigen specific, and they express their function whenever they encounter the antigen to which they’ve been activated.  This system is called the exogenous pathway, since it is the prototypical response to an antigen from outside of the cell, like bacteria.

Endogenous pathway of Adaptive Immunity (Class I pathway):

The endogenous pathway provides immune protection against antigens created within the cytoplasm of the APC (as opposed exogenous molecules contained within he digestive phagosome).  These intracellular antigens are typically broken down by within the cell and directed to the endoplasmic reticulum, where they are incorporated into an MHC-1 protein and trafficked to the cell surface.  MHC-1 complexes activate CD8+ cytotoxic T-lymphocytes, which then kill cells that express the specific antigen to which these cells are now activated.  The endogenous pathway is needed for elimination of virus-infected or cancerous cells.

Listeria generated adaptive immune responses are directed at the activation of T cells.   Listeria tends not to stimulate antibody formation.

Listeria based vaccines are unique for many reasons, one of which is that unlike viral vectors, DNA or peptide antigens or other vaccines, Listeria stimulates all of the above mechanisms of immune action. We use a bioengineered form of Listeria to activate the immune system to treat cancer, infectious diseases, or allergic syndromes.  Our technology allows the body to recognize tumor-associated or tumor-specific antigens as foreign, thus creating the immune response needed to attack the cancer.  It does this by utilizing a number of biological characteristics of the Listeria bacteria and Advaxis proprietary antigen-fusion protein technology to stimulate multiple therapeutic immune mechanisms simultaneously in an integrated and coordinated manner.

Mechanism of Action

Listeria monocytogenes (Lm) is a bacterium well known to medical science because it can cause an infection in humans.    Listeria is a rare, but serious, cause food poisoning, typically in the very old, the very young, people who are either immunocompromised or who eat a large quantity of the microbe as can occur in spoiled food.  It is not laterally transmitted from person to person.  As Lm is in the soil and thus found on leafy vegetables, in meat and dairy products, and is a common microbe in our environment , we are exposed to it constantly.  Most people ingest Listeria without being aware of it, but in high quantities or in immune suppressed people Listeria can cause various clinical conditions, including sepsis, meningitis and placental infections in pregnant women.  This is rare, and fortunately, many common antibiotics can kill and sterilize Listeria.  Advaxis has a number of strains of Listeira that are bioengineered for use as a human vaccine vector.  These vaccines are highly attenuated, which means they are much less pathogenic.  Advaxis vaccines are between 10,000 and 100,000 times weaker (and less able to cause disease) than wild type Listeria.

Live Listeria is one of the strongest known stimulators of the innate immune system, thereby priming the adaptive immune system to better respond to the specific antigens that the Listeria carries, which viruses and other vectors do not do.  This is a non-specific stimulation of the overall immune system that results when certain classes of pathogens such as bacteria are detected.  It provides some level of immune protection and also serves to prime the elements of adaptive immunity to respond in a stronger way to the specific antigenic stimulus.  Listeria stimulates a strong innate response which engenders a strong adaptive response.
APCs are scavenging cells in the body that circulate looking for foreign invaders.  When they find one, they ingest it, break it down, and provide the fragments as molecular targets for the immune system to attack.  In this way,  they are the cells that direct a specific immune response, and Listeria has the ability to infect them.  Because Listeria infects APC, and our vaccines secrete biologically active molecules from within APC, our live attenuated Lm vaccines have the ability to direct an immune attack in a way no other therapy can.

When Listeria enters the body, it is seen as foreign by the antigen presenting cells and ingested into cellular compartments called phagolysosomes, whose destructive enzymes kill most of the bacteria. A certain percentage of these bacteria, however, are able to break out of the phagolysosomes and enter into the cytoplasm of the cell, where they are relatively safe from the immune system.  The bacteria multiply in the cell, and the Listeria is able to move to its cell surface so it can push into neighboring cells and spread.

Figs 1-7. When Listeria enters the body, it is seen as foreign by the antigen presenting cells and ingested into cellular compartments called phagolysosomes, whose destructive enzymes kill most of the bacteria, fragments of which are then presented to the immune system via the exogenous pathway.

Figs 8-10 A certain percentage of bacteria is able to break out of the lysosomes and enter into the cytoplasm of the cell, where they are safe from lysosomal destruction. The bacteria multiply in the cell, and the Listeria is able to migrate into neighboring cells and spread without entering the extracellular space. Antigens produced by these bacteria enter the Class I pathway and directly stimulate a cytotoxic T cell response.

It is the details of Listeria intracellular activity that are important for understanding Advaxis technology. Inside the lysosome, Listeria produces listeriolysin-O (“LLO”), a protein that creates a hole in the membrane of the lysosome that allows the bacteria to escape into the cytoplasm. Once in the cytoplasm, however, LLO is also capable of creating a hole in the outer cell membrane. This would destroy the host cell. To prevent this, the body has evolved a mechanism for recognizing enzymes with this capability based upon their amino acid sequence. The sequence of approximately 30 amino acids in LLO and similar molecules is called the PEST sequence (for the predominant amino acids it contains).  When a PEST sequence is detected it is used by normal cells to force the termination of proteins that need only have a short life in the cytoplasm. This PEST sequence serves as a routing tag that tells the cells to route the LLO in the cytoplasm to the proteosome for digestion, which terminates its action and provides fragments that then go to the endoplasmic reticulum, where it is processed just like a protein antigen in the endogenous pathway to generate MHC-1 complexes.

This mechanism is used by Listeria, to its benefit, because the actions of LLO enable the bacteria to avoid digestion in the lysosome and escape to the cytosol where they can multiply and spread and then be neutralized so that it does not kill the host cell. Advaxis is using a technology that co-opts this mechanism by creating a protein that is comprised of the cancer antigen fused to a non-hemolytic portion of the LLO molecule that contains the PEST sequence. This serves to route the molecule for accelerated proteolytic degradation which accelerates both the rate of antigen breakdown and the amount of antigen fragments available for incorporation in to MHC-1 complexes; thus increasing the stimulus to activate cytotoxic T cells against a tumor-specific antigen.  Moreover, LLO is a very strong adjuvant, which means it is a strong stimulator of innate immunity.

Other mechanisms that Advaxis vaccines employ include Listeria’s ability to increase the synthesis of myeloid cells such as Antigen Presenting Cells (“APC”) and macrophages, and to stimulate the maturation of immature myeloid cells to increase the number of available activated immune cells that underlie a cancer- killing response. Immature myeloid cells actually inhibit the immune system and Listeria removes this inhibition within the actual tumor. Also, Listeria and LLO both stimulate the synthesis, release, and expression of various chemicals which stimulate a therapeutic immune response. These chemicals are called cytokines, chemokines and co-stimulatory molecules. By doing this, not only are immune cells activated to kill cancers and clear them from the body, but local environments within tumors are created that support and facilitate a therapeutic response.

Finally, in a manner that appears to be unique to Advaxis live attenuated Listeria vaccines: they can reduce the number and function of immunosuppressive cells that tumors recruit to protect them from therapeutic immune attack.  Over the past few years it has become known that the reason many previous immunologic cancer treatments have failed is that although they were able to strongly activate the immune system, they were rendered ineffective by endogenous sources of immune inhibition within the tumors themselves.  Advaxis has either published scientific papers or presented data at scientific meetings about the ability of our vaccines to reduce the number of regulatory T cells (Tregs) and Myeloid Derived Suppressor Cells (MDSC); and that MDSC which remain are less immunosuppressive.  This renders tumors susceptible to immune attack. The ability to reduce the effect of immunosuppressive cells within tumors is currently under clinical investigation by other companies and is believed to be a significant mechanism of achieving a therapeutic response.

Advaxis live attenuated Listeria vaccines also have the ability to modify the function of vascular endothelial cells in a way that facilitates the trafficking of activated immune cells out of the blood and into the tumor, where they are therapeutically effective.  One property of cancer is the modification of vascular cells to prevent activated immune cells from transiting into the tumor.  Our vaccines appear to overcome this source of anti-tumor inhibition.

Many of the immune effector cells, such as dendritic cells, macrophages, mast cells, Langerhans cells and others are myeloid cells.  Our vaccines have the ability to accelerate the synthesis and maturation of these cells, as well as their antigen specific activation, to increase the power and efficiency of the immune response.

It should also be noted that the live Listeria vaccines Advaxis creates are attenuated from 10,000 to 100,000 times in order that they will not cause disease themselves.  The strains of Listeria that we use are cleared by animals such as SCID mice or IFN-gamma knockout mice that lack adaptive immune responses and are thus profoundly immuno-compromised.

Thus, Listeria vaccines stimulate every immune pathway simultaneously, and in an integrated manner.  It has long been recognized that cytotoxic T lymphocytes, or CTL, are the elements of the immune system that kill and clear cancer cells.  The amplified CTL response to Listeria vaccines are one of the strongest stimulators of CTL yet developed, but just as important is the ability Advaxis vaccines have to create a local tumor environment in which these cells can be effective.  This efficacy likely results in part from the fusion of LLO to the secreted tumor antigen since many investigators have shown that LLO is a very strong source of immune stimulation independent of Listeria. By fusing a molecule with strong adjuvant properties to a tumor antigen, and then having it synthesized and secreted by live bacteria directly into the cytoplasm of Antigen Presenting Cells, vascular endothelium and other relevant tissues an unusually powerful and complete immune response is generated.

Recently we have shown that Lm -LLO vaccines can cause epitope spreading.  This means that these vaccines can stimulate the immune system to respond to more antigens than the one they are designed to attack.  This happens when tumor cells are killed by the immune system in response to the administered vaccine and portions of those killed cells are then recognized by the immune system and they too become targets of an immune attack.  This broadens the immune attack and results in a more therapeutic response.

Thus, what makes Advaxis live Listeria vaccines so effective are a combination of effects that stimulate multiple arms of the immune system simultaneously in a manner that generates an integrated physiologic response conducive to the killing and clearing of tumor cells.  These mechanisms include:

1.	One of the strongest known stimulators of innate immunity
a.	Lm-LLO vaccines are cleared in SCID mice by innate immunity alone
2.	Stimulate a very strong adaptive immune response
a.	High titers of activated CD4+, CD8+, APC, and TIL
3.	Alters Tumor Microenvironment
a.	Reduces both Tregs, MDSC & TAM in tumors but not in surrounding tissue
4.	Stimulate synthesis of new immune cells and maturation of existing cells
a.	Marrow, tissue and blood born effects
5.	Stimulates chemotaxis and extravasation of activated immune cells
a.	Chemokine mediated effects and effects directly on vascular endothelium increase TIL
6.	Lm infects tumors with Intra-tumoral effects
a.	Tumor killing, chemotaxic focus, & local innate immune effects
7.	Initiates epitope spreading
a.	Vaccines directed against one antigen result in immune activation against other antigens

Importantly, Advaxis live attenuated Listeria vaccines do not stimulate antibody formation, which is important because other types of cancer vaccines such as those that use viruses develop antibody responses which inactivate them and prevent them being used repetitively in a vaccine regimen.  These types of vaccines are inactivated by antibody responses before they can effectively deliver their immune payload which revents them from stimulating a therapeutic response.  Advaxis vaccines can be used effectively in a multidose vaccine regimen as they are not inactivated by antibody responses.

Research and Development Program

Overview

We use genetically engineered and highly attenuated Listeria monocytogenes as a therapeutic agent. We start with an attenuated strain of Listeria, and then add to this bacterium multiple copies of a plasmid that encodes a fusion protein sequence that includes a fragment of the LLO molecule joined to the tumor antigen of interest. This protein is secreted by the Listeria inside the antigen presenting cells, and other cells that Listeria infects which then results in the immune response as discussed above.

We can use different tumor, infectious disease, or other antigens in this system. By varying the antigen, we create different therapeutic agents. Our lead agent, ADX11-001uses a HPV derived antigen that is present in cervical cancers. ADXS31-162 uses Her2/neu, an antigen found in many breast cancer and melanoma cells, to induce an immune response that should be useful in treating these conditions.  ADXS31-142 is directed against PSA, and antigen of importance in prostate cancer.

Partnerships and Agreements

 University of Pennsylvania

On July 1, 2002 we entered into a 20-year exclusive worldwide license with Penn, with respect to the innovative work of Yvonne Paterson, Ph.D., Professor of Microbiology in the area of innate immunity, or the immune response attributed to immune cells, including dendritic cells, macrophages and natural killer cells that respond to pathogens non-specifically.  This agreement has been amended from time to time and has been amended and restated as of February 13, 2007.

This license, unless sooner terminated in accordance with its terms, terminates upon the later (a) expiration of the last to expire Penn patent rights; or (b) twenty years after the effective date of the license.  The license provides us with the exclusive commercial rights to the patent portfolio developed at Penn as of the effective date of the license, in connection with Dr. Paterson and requires us to raise capital and pay various milestone, legal, filing and licensing payments to commercialize the technology.  In exchange for the license, Penn received shares of our common stock which currently represents approximately 0.2% of our common stock outstanding on a fully-diluted basis.  In addition, Penn is entitled to receive a non-refundable initial license fee, license fees, royalty payments and milestone payments based on net sales and percentages of sublicense fees and certain commercial milestones.  Under the licensing agreement, Penn is entitled to receive 1.5% royalties on net sales in all countries.  Notwithstanding these royalty rates, we have agreed to pay Penn a total of $525,000 over a three-year period as an advance minimum royalty after the first commercial sale of a product under each license (which we are not expecting to begin paying within the next five years).  In addition, under the license, we are obligated to pay an annual maintenance fee of $100,000 on December 31, 2010, 2011 and 2012 and each December 31st thereafter for the remainder of the term of the agreement until the first commercial sale of a Penn licensed product.  Overall the amended and restated agreement payment terms reflect lower near term requirements but the savings are offset by higher long term milestone payments for the initiation of a Phase III clinical trial and the regulatory approval for the first Penn licensed product.  We are responsible for filing new patents and maintaining and defending the existing patents licensed to use and we are obligated to reimburse Penn for all attorneys fees, expenses, official fees and other charges incurred in the preparation, prosecution and maintenance of the patents licensed from Penn.

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

On May 10, 2010, we entered into a second amendment to the Penn license agreement pursuant to which we acquired exclusive licenses for an additional 27 patent applications related to our proprietary Listeria vaccine technology.  As per the terms of the second amendment, we acknowledged that we owed Penn approximately $249,000 in patent expenses and $130,000 in sponsored research agreement fees; such fees being paid prior to October 31, 2010.  As part of this amendment we exercised our option for the rights to seven additional patent dockets, including 23 additional patent applications, at an option exercise fee payable in the form of $35,000 in cash and $70,000 in our common stock (approximately 388,889 shares of our common stock based on a price of $0.18 per share) and at a cost of approximately $462,000. As of January 27, 2011, the Company had paid $250,000 and $212,000 remained outstanding.

Strategically we intend to maintain our relationship with Dr. Paterson and Penn to generate new intellectual property and to exploit all existing intellectual property covered by the license.

Penn is not involved in the management of our company or in our decisions with respect to exploitation of the patent portfolio, except that Dr. Paterson is the Chairperson of our Scientific Advisory Board.

Dr. Yvonne Paterson

Dr. Paterson is a Professor in the Department of Microbiology at Penn and the inventor of our licensed technology.  She is a fellow of the American Academy for the Advancement of Science, and has been an invited speaker at national and international health field conferences and leading academic institutions.  She has served on many federal advisory boards, such as the NIH expert panel to review primate centers, the Office of AIDS Research Planning Fiscal Workshop, and the Allergy and Immunology NIH Study Section.  She has written over one hundred publications in immunology with emphasis during the last several years on the areas of HIV, AIDS and cancer research.  She has trained over forty post-doctoral and doctoral students in the fields of Biochemistry and Immunology.  Dr. Paterson is also the Chairman of our Scientific Advisory Board.

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

We believe that Dr. Paterson’s continuing research will serve as a source of ongoing findings and data that both supports and strengthens the existing patents.  We further believe that her work will expand the claims of the patent portfolio (potentially including adding claims for new tumor specific antigens, the utilization of new vectors to deliver antigens, and applying the technology to new disease conditions) and create the infrastructure for the future filing of new patents.

Cancer Research UK

            On February 9, 2010, we announced that Cancer Research UK (CRUK), the UK organization dedicated to cancer research, has agreed to fund the cost of a clinical trial to investigate the use of ADXS11-001, our lead vaccine candidate, for the treatment of head and neck cancer. This sponsored clinical trial will investigate the safety and efficacy of ADXS11-001 in head and neck cancer patients who have previously failed treatment with surgery, radiotherapy and chemotherapy – alone or in combination. We will provide the vaccines, with all other associated costs to be funded by CRUK. The study is to be conducted at Aintree Hospital at the University of Liverpool, The Royal Marsden Hospital in London, and Cardiff Hospital at the University of Wales. At such time, enrollment officials anticipate recruiting a maximum of 45 patients.

 National Cancer Institute Gynecologic Oncology Group

            On December 15, 2009, we announced our Phase II Trial Collaboration with the National Cancer Institute Gynecologic Oncology Group to study ADXS11-001 in a study of up to 63 patients. We will collaborate in a multicenter, Phase II clinical trial of our lead drug candidate, ADXS11-001, in the treatment of advanced cervix cancer in women who have failed prior cytotoxic therapy. This Phase II trial is underwritten by GOG and will be conducted by GOG investigators. The study’s patients are very sick and rapidly progressing similar to the population that was treated in our Phase I trial of ADXS11-001. Under this agreement we are responsible for covering the costs of translational research and have agreed to pay a total of $8,003 per patient, with the bulk of the costs of this study underwritten by NCI.

On November 1, 2010 the Vaccine Section of National Cancer Institute and Advaxis have entered into a Collaborative Research and Development Agreement (CRADA) for the development of live attenuated Listeria vaccines for the treatment of cancer. Advaxis will provide all live Listeria vaccines. NCI will use different in vitro and in vivo models to elucidate the effect of Advaxis live attenuated Listeria vaccines on many different types of immune cells, and will investigate the mechanisms by which live Listeria vaccines reduce cancer induced immune inhibition that protects tumors from immune attack. Advaxis and NCI will use the results of this work to enhance the anti-tumor effects of live Listeria vaccines as therapeutic agents for the treatment of cancer and as therapeutic immune adjuvants that alter the tumor milieu which will enable them to be used with other modalities of cancer treatment. The cost of the CRADA is $150,000 annually and the length of the agreement is three years.

University of British Columbia (UBC)

    Advaxis entered into a structured collaboration with the laboratory of Dr. Tobias Kollmann at the University of British Columbia (UBC) to develop live attenuated Listeria vaccines for the treatment of infectious disease and to develop new dosage forms of Listeria vaccines.  The same immune-stimulating properties that are under development at Advaxis to develop live Listeria vaccines as safe and effective therapies for the treatment of cancer, also may have application for the treatment of infectious disease. Dr. Kollmann is an immunologist and neonatal vaccinologist who has published extensively on the use of Listeria vaccines as potential therapeutic agents for the treatment of childhood diseases.  Under the terms of this collaboration, Dr. Kollmann will use Advaxis’ proprietary Listeria vaccine vectors for the development of novel infectious disease applications.

The Sage Group

We are party to a consulting agreement with The Sage Group, a health-care strategy consultant assisting us with a program to commercialize our vaccines.  The initial agreement was entered into in January 2009 and subsequently amended on July 22, 2009.  Pursuant to the terms of agreement, as amended, we have agreed to pay Sage (i) $5,000 per month (which we began paying in January 2009) until an aggregate of $120,000 has been paid to Sage under the consulting agreement and (ii) a 5% commission for certain transactions if completed in the first 24 months of the term of the agreement, reduced to 2% if completed in the 12 months thereafter. The Sage Group has been paid $35,000 through October 31, 2010.

Recipharm AB (formerly Cobra Biomanufacturing PLC)

In July 2003, we entered into an agreement with Cobra Biomanufacturing PLC, which has recently been purchased by Recipharm AB,  for the purpose of manufacturing our cervical cancer vaccine ADXS11-001.  Recipharm has extensive experience in manufacturing gene therapy products for investigational studies.  Recipharm is a manufacturing organization that manufactures and supplies biologic therapeutics for the pharmaceutical and biotech industry.  These services include the Good Manufacturing Practices, or GMP, manufacturing of DNA, recombinant protein, viruses, mammalian cell products and cell banking.  Recipharm’s manufacturing plan for us involves several manufacturing stages, including process development, manufacturing of non-GMP material for toxicology studies and manufacturing of GMP material for the Phase I trial.  The agreement to manufacture expired in December 2005 upon the delivery and completion of stability testing of the GMP material for the Phase I trial.  Recipharm has agreed to surrender the right to $300,000 of its outstanding fees for manufacturing in exchange for future royalties from the sales of ADXS11-001 at the rate of 1.5% of net sales, with royalty payments not to exceed $2.0 million.

On October 20, 2007, we entered into a production agreement with Cobra to manufacture our Phase II clinical materials using a new methodology now required by the UK, and likely to be required by other regulatory bodies in the future.  Currently the company has two agreements with Recipharm-Cobra; one to conduct ongoing stability testing of the ADXS11-001 vaccine which they have manufactured, and another to provide analytic services and certification necessary to import ADXS11-001 for use in the UK head and neck study mentioned above.  For the year ending October 31, 2010, the company paid Cobra approximately $33k under the agreement.

Vibalogics GmbH

In April of 2008, we entered into a series of agreements with Vibalogics GmbH in Cuxhaven Germany to provide fill and finish services for our final clinical materials that were made for the scheduled clinical trials described above.  These agreements cover the fill and finish operations as well as specific tests that have to be performed in order to release the clinical materials for human use.  Advaxis has recently entered into agreements with Vibalogics to produce two new vaccines, ADXS31-142 and ADXS31-164 for human use and clinical development.

Numoda Corporation

On June 19, 2009, we entered into a Master Agreement and on July 8, 2009 we entered into a Project Agreement with Numoda, a leading clinical trial and logistics management company, to oversee Phase II clinical activity with ADXS11-001 for the multicenter Phase II U.S. trial of ADXS11-001 in CIN and to act as our U.S. CRO for the multicenter phase 2 study of ADXS11-001 in progressive cervix cancer being co inducted in India.    The scope of this agreement covers over three years and is estimated to cost $11.2 million for both trials.  In May 2010, we issued 3,500,000 shares of common stock to Numoda Capital at a price per share of $0.17 in satisfaction of $595,000 of services rendered to us by the Numoda Corporation.  During the year ending October 31, 2010, the company paid Numoda approximately $3.2 million for clinical trial activities.

Pharm-Olam International Ltd. (“POI”)

In April 2005, we entered into a consulting agreement with POI, whereby POI is to execute and manage our Phase I clinical trial in ADXS11-001 for a fee of $430,000 plus reimbursement of certain expenses. As of October 31, 2010 the Company has an outstanding balance due to POI of $223,619.

Patents and Licenses

Dr. Paterson and Penn have invested significant resources and time in developing a broad base of intellectual property around the cancer vaccine platform technology to which on July 1, 2002 we entered into a 20-year exclusive worldwide license and a right to grant sublicenses pursuant to our license agreement with Penn.  As of October 31, 2010 Penn has 32 issued and 33 pending patents in the U.S. and other large countries including Japan, and the European Union, through the Patent Cooperation Treaty system pursuant to which we have an exclusive license to exploit the patents.  This follows and agreement dated May 10, 2010, in which we entered into a second amendment to the 20-year exclusive worldwide license agreement with Penn, which we refer to as the Second Amendment Agreement. Pursuant to the Second Amendment Agreement, we acquired exclusive licenses for  additional  patent applications related to our proprietary Listeria vaccine technology that were not included in the initial agreement.  As of January 27, 2011, we acknowledged that we owe Penn approximately $212,000 in patent expenses pursuant to the Second Amendment Agreement.

Our approach to the intellectual property portfolio is to create significant offensive and defensive patent protection for every product and technology platform that we develop.  We work closely with our patent counsel to maintain a coherent and aggressive strategic approach to building our patent portfolio with an emphasis in the field of cancer vaccines.

We are aware of a private company, Anza Therapeutics, Inc (formerly Cerus Corporation), which, is no longer in existence, but had been developing Listeria vaccines.  We are also aware of Aduro Biotech, a company comprised in part of former Cerus and Anza employees that has recently formed to investigate Listeria vaccines based upon Anza’s technology.  We believe that through our exclusive license with Penn, we have the  earliest known and dominant patent position in the U.S. for the use of recombinant Listeria monocytogenes expressing proteins or tumor antigens as a vaccine for the treatment of infectious diseases and tumors.  We successfully defended our intellectual property by contesting a challenge made by Anza to our patent position in Europe on a claim not available in the U.S.  The European Patent Office ( EPO) Board of Appeals in Munich, Germany has ruled in favor of The Trustees of Penn and its exclusive licensee Advaxis and reversed a patent ruling that revoked a technology patent that had resulted from an opposition filed by Anza.  The ruling of the EPO Board of Appeals is final and cannot be appealed.  The granted claims, the subject matter of which was discovered by Dr. Yvonne Paterson, scientific founder of Advaxis, are directed to the method of preparation and composition of matter of recombinant bacteria expressing tumor antigens for treatment of patients with cancer.

Based on searches of publicly available databases, we do not believe that Anza, Aduro or any other third party owns any published Listeria patents or has any issued patent claims that might materially and adversely affect our ability to operate our business as currently contemplated in the field of recombinant Listeria monocytogenes. Additionally, our proprietary position that is the issued patents and licenses for pending applications restricts anyone from using plasmid based Listeria constructs, or those that are bioengineered to deliver antigens fused to LLO, ActA, or fragments of LLO or ActA.

On January 7, 2009, we made the decision to discontinue our use of the Trademark Lovaxin and write-off of our intangible assets for trademarks resulting in an asset impairment of $91,453 as of October 31, 2008.  We developed a classic coding system for our constructs.  The rationale for this decision stemmed from several legal challenges to the Lovaxin name over the last two years and certain rules in Title 21 of the Code of Federal Regulations, which we refer to as the CFR, which do not allow companies to use names that are assigned to drugs in development after marketing approval.  We will therefore focus company resources on product development and not the defense of the Lovaxin name.

On May 26, 2009, the United States Patent and Trademark Office, which we refer to as the PTO, approved our patent application “ Compositions and Methods for Enhancing the Immunogenicity of Antigencs ”. This patent application covers the use of Listeria monocytogenes protein ActA and fragments of this protein for use in the creation of antigen fusion proteins.  This intellectual property protects a unique strain of Listeria monocytogenes for use as a vaccine vector.

On February 10, 2009 the PTO issued patent 7,488,487 “ Methods of Inducing Immune response Through the Administration of Auxotrophic Attenuated DAT/DAL Double Mutant Listeria Strains ”, assigned to Penn and licensed to us.  This intellectual property protects a unique strain of Listeria monocytogenes for use as a vaccine vector.  This new strain of Listeria is an improvement over the strain currently in clinical testing as it is more attenuated, more immunogenic, and does not have an antibiotic resistance gene inserted.  We believe that this technology will make our product more effective and easier to obtain FDA regulatory approval.

Between February and December of 2009 the U.S., Japanese, and European patent offices have approved patents for a newly developed strain of Listeria that uses a novel method of attenuation.  This strain is attenuated by deleting genes that are responsible for making a protein that is essential for the bacterial cell wall, and by engineering back the ability to make this protein at a reduced level.  In developing this strain, the objective was to improve upon the useful properties of Listeria while reducing potential disease causing properties of the bacterium, and in preliminary testing this strain of Listeria monocytogenes, which we refer to as Lm , appears to be more immunogenic and less virulent that prior vaccine strains.

Between January and March of 2010, the USPTO issued two patents to Penn (each of which are covered by the Penn license agreement) that cover the composition of matter, uses and methods using the Lm protein Act A in antigen fusion proteins.  We are currently holding patents relating to two families of antigen-adjuvant fusion proteins; one based on LLO and one based on ActA.

Governmental Regulation

The Drug Development Process

The FDA requires that pharmaceutical and certain other therapeutic products undergo significant clinical experimentation and clinical testing prior to their marketing or introduction to the general public.  Clinical testing, known as clinical trials or clinical studies, is either conducted internally by pharmaceutical or biotechnology companies or is conducted on behalf of these companies by Clinical Research Organizations (CRO).

            The process of conducting clinical studies is highly regulated by the FDA, as well as by other governmental and professional bodies.  Below, we describe the principal framework in which clinical studies are conducted, as well as describe a number of the parties involved in these studies.  Protocols .  Before commencing human clinical studies, the sponsor of a new drug must typically receive governmental and institutional approval.  In the U.S., Federal approval is obtained by submitting an IND to the FDA and amending it for each new proposed study. The clinical research plan is known in the industry as a protocol .  A protocol is the blueprint for each drug study.  The protocol sets forth, among other things, the following:

•	Criteria for participant inclusion/ exclusion;
•	Dosing requirements and timing;
•	Tests to be performed; and
•	Evaluations and data assessment.

Institutional Review Board (Ethics Committee).  An institutional review board is an independent committee of professionals and lay persons which reviews clinical research studies involving human beings and is required to adhere to guidelines issued by the FDA. The institutional review board does not report to the FDA and its members are not appointed by the FDA, but its records are audited by the FDA.  All clinical studies must be approved by an institutional review board.  The institutional review board is convened by the institution where the protocol will be conducted and its role is to protect the rights of the participants in the clinical studies.  It must approve the protocols to be used, and then oversees the conduct of the study, including oversight of the communications which we or the CRO conducting the study at that specific site proposes to use to recruit participants, and the form of consent which the participants will be required to sign prior to their participation in the clinical studies.

Clinical Trials.  Human clinical studies or testing of a potential product prior to Federal approval are generally done in three stages known as Phase I, Phase II, and Phase III testing.  The names of the phases are derived from the CFR 21 that regulates the FDA. Generally, there are multiple studies conducted in each phase.

            Phase I.  Phase I studies involve testing a drug or product on a limited number of participants.  Phase I studies determine a drug’s basic safety and how the drug is absorbed by, and eliminated from, the body.  This phase lasts an average of six months to a year.  Typically, cancer therapies are initially tested on  late stage cancer patients.

Phase II.  Phase II trials involve larger numbers of participants at a time who suffer from the targeted disease or condition.  Phase II testing typically lasts an average of one to three years.  In Phase II, the drug is tested to determine its safety and effectiveness for treating a specific illness or condition.  Phase II testing also involves determining acceptable dosage levels of the drug.  If Phase II studies show that a new drug has an acceptable range of safety risks and probable effectiveness, a company will continue to review the drug in Phase III studies.

Phase III.  Phase III studies involve testing even larger numbers of participants, typically several hundred to several thousand persons.  The purpose is to verify effectiveness and long-term safety on a large scale.  These studies generally last two to six years.  Phase III studies are conducted at multiple locations or sites.  Like the other phases, Phase III requires the site to keep detailed records of data collected and procedures performed.

Biologic License Application (BLA).  The results of the clinical trials using biologics are submitted to the FDA as part of BLA.  Following the completion of Phase III studies, if the sponsor of a potential product in the U.S. believes it has sufficient information to support the safety and effectiveness of their product, the sponsor submits a BLA to the FDA requesting that the product be approved for sale.  The application is a comprehensive, multi-volume filing that includes the results of all preclinical and clinical studies, information about the drug’s composition, and the sponsor’s plans for producing, packaging, labeling and testing the product.  The FDA’s review of an application can take a few months to many years, with the average review lasting 18 months.  Once approved, drugs and other products may be marketed in the U.S., subject to any conditions imposed by the FDA.

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

The FDA’s Guidelines for Industry Fast Track Development Programs require that a clinical development program must continue to meet the criteria for Fast Track designation for an application to be reviewed under the Fast Track Program.  Previously, the FDA approved cancer therapies primarily based on patient survival rates or data on improved quality of life.  While the FDA could consider evidence of partial tumor shrinkage, which is often part of the data relied on for approval, such information alone was usually insufficient to warrant approval of a cancer therapy, except in limited situations.  Under the FDA’s new policy, which became effective on February 19, 1998, Fast Track designation ordinarily allows a product to be considered for accelerated approval through the use of surrogate endpoints to demonstrate effectiveness.  As a result of these provisions, the FDA has broadened authority to consider evidence of partial tumor shrinkage or other surrogate endpoints of clinical benefit for approval.  This new policy is intended to facilitate the study of cancer therapies and shorten the total time for marketing approvals.  Under accelerated approval, the manufacturer must continue with the clinical testing of the product after marketing approval to validate that the surrogate endpoint did predict meaningful clinical benefit.  To the extent applicable, we intend to take advantage of the Fast Track Program to obtain accelerated approval on our future products, however, it is too early to tell what effect, if any, these provisions may have on the approval of our product candidates.

Other Regulations

Various Federal and state laws, regulations, and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals, and the purchase, storage, movement, import, export, use, and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, are used in connection with our research or applicable to our activities.  They include, among others, the U.S. Atomic Energy Act, the Clean Air Act, the Clean Water Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, and Resources Conservation and Recovery Act, national restrictions on technology transfer, import, export, and customs regulations, and other present and possible future local, state, or federal regulation.  The extent of governmental regulation which might result from future legislation or administrative action cannot be accurately predicted.

There is a series of international harmonization treaties, known as the ICH treaties that enable drug development to be conducted on an international basis.  These treaties specify the manner in which clinical trials are to be conducted, and if trials adhere to the specified requirements, then  they are accepted by the regulatory bodies  in the signatory countries.  In this way, the Advaxis Phase I study conducted outside of the U.S. is accepted by the FDA.

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

We have entered into an agreement with Cobra Biomanufacturing (now Recipharm) for the purpose of manufacturing our vaccines.  Recipharm has extensive experience in manufacturing gene therapy products for investigational studies.  Recipharm is a full service manufacturing organization that manufactures and supplies biologic based therapeutics for the pharmaceutical and biotech industry.  These services include the GMP manufacturing of stability testing, and cell banking.  Recipharm’s manufacturing plan for us calls for several manufacturing stages, including process development, manufacturing of non-GMP material for toxicology studies and manufacturing of GMP material for the Phase I and Phase II trials.

We have entered into a GMP compliant filing of ADXS11-001 agreement with Vibalogics GmbH, Zeppelinstr.  2,27472 Cuxhaven, Germany to fill up to 5,000 vials of our clinical supplies.

Beginning in April 2008, we entered into a number of Agreements with Vibalogics to manufacture clinical grade material for two new vaccines to develop in the clinic as new drugs; ADXS31-142, a vaccine for the treatment of prostate cancer, and ADXS31-164, a vaccine for the treatment of breast, brain and other cancers. Cobra’s manufacturing plan for us calls for GMP manufacturing in several stages, including process development, manufacturing of non-GMP material for toxicology studies and manufacturing of GMP material for the Phase I and Phase II trials, filling, finishing, and the development of a storage stable, room temperature, dried form of our vaccines.

Competition

The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and a high degree of competition.  As a result, our actual or proposed products could become obsolete before we recoup any portion of our related research and development and commercialization expenses.  The biotechnology and biopharmaceutical industries are highly competitive, and this competition comes from both biotechnology firms and from major pharmaceutical and chemical companies, including Aduro Biotech, Antigenics Inc., Avi BioPharma, Inc., Biomura Inc., Biovest International, Biosante Pharmaceuticals Inc., Dendreon Corporation, Pharmexa-Epimmune Inc. , Genzyme Corp., Progenics Pharmaceuticals Inc. and Vical Incorporated each of which is pursuing cancer vaccines. Many of these companies have substantially greater financial, marketing, and human resources than we do (including, in some cases, substantially greater experience in clinical testing, manufacturing, and marketing of pharmaceutical products).  We also experience competition in the development of our products from universities and other research institutions and compete with others in acquiring technology from such universities and institutions.  In addition, certain of our products may be subject to competition from products developed using other technologies, some of which have completed numerous clinical trials.

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

Merck has developed the drug Gardasil and GlaxoSmithKline, which we refer to as GSK, has developed the drug Cervarix which can prevent cervical cancer by vaccinating women against the virus HPV, the cause of the disease.  Gardasil is directed against four HPV strains while Cervarix is directed against two.  Neither of these agents has an approved indication for women who have a prior exposure to the HPV strains that they protect against, nor are women protected from other strains of HPV that the drugs do not treat.  It has been written that these are cancer vaccines, which is not true.  They are anti-virus vaccines intended to protect against strains of the HPV virus.

The presence of these agents in the market does not eliminate the market for a therapeutic vaccine directed against invasive cervical cancer and CIN for a number of reasons:

HPV is the most common sexually treated disease in the U.S., and since prior exposure to the virus renders these anti-viral agents ineffective they tend to be limited to younger women and do not offer protection for women who are already infected.  The number of women who are already infected with HPV is estimated to be as much as (or more than) 25% of the female population of the U.S.

There are approximately 10 high risk strains of HPV, but these agents only protect against the most common 2-4 strains.  If a woman contracts a high risk HPV species that is not one of those, the drugs will not work.

Women with HPV are typically infected for over twenty years or more before they manifest cervical cancer.  Thus, the true prophylactic effect of these drugs can only be inferred at this time.  We believe that there currently exists a significant population of young woman who have not received these agents, or for whom they will not work, and who will manifest HPV related cervical disease for the next 40+ years. We believe this population will continue to grow until such time as a significant percentage of women who have not been exposed to HPV are vaccinated; which we believe is not likely to occur within the next decade or longer.  We do not know at this time whether a significant number of women will be vaccinated to have an effect on the epidemiology of this disease.

With the exception of the campaign to eradicate polio in which vaccination was mandatory for all school age children, vaccination is a difficult model to accomplish because it is virtually impossible to treat everyone in any given country, much less the entire world.  This is especially true for cervical cancer, as the incentive for men to be vaccinated is small, and infected men keep the pathogen circulating in the population.

Taken together, experts believe that there will be a cervical cancer and CIN market for the foreseeable future.

Scientific Advisory Board

We maintain a Scientific Advisory Board consisting of internationally recognized scientists who advise us on scientific and technical aspects of our business.  The Scientific Advisory Board (SAB) meets on an as needed basis to review specific projects and to assess the value of new technologies and developments to us.  In addition, individual members of the SAB meet with us periodically to provide advice in particular areas of expertise.  The scientific advisory board consists of the following members, information with respect to whom is set forth below: Yvonne Paterson, Ph.D.; Pramod Srivastava, Ph.D.; Bennett Lorber, M.D.; David Weiner, Ph.D.; and Mark Einstein, M.D.

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

            Mark Einstein, M.D.  Dr. Einstein received his BS degree in Biology from the University of Miami, where he also received his MD with Research Distinction in Clinical Immunology.  He also has an MS in Clinical Research Methods, which he received with Distinction.  Dr. Einstein completed his residency in OB/GYN at Saint Barnabas Medical Center, and was a Galloway Fellow in Gynecologic Oncology at the Sloan-Kettering Cancer Center.  Dr. Einstein has been at the Albert Einstein Cancer Center and Montefiore Medical Center since 1999, where he has been an attending physician, Assistant Professor of Gynecologic Oncology, and currently the Director of Clinical Research of the Division of Gynecologic Oncology at the Albert Einstein College of Medicine and Cancer Center, and at the Montefiore Medical Center.  He is a Fellow of the American College of Obstetrics and Gynecology and the American College of Surgeons, as well as belonging to various research groups such as the American Association for Cancer Research and the American Society for Clinical Oncology.  Dr. Einstein’s honors and awards include; American Cancer Society Research Scholar, American Professors in Gynecology and Obstetrics McNeil Faculty Award, ACOG/3M Research Award, ACOG/Solvay Research Award, Berlex Oncology Foundation Scholar Award, and others.  Dr. Einstein is a member of the GOG Vaccine subcommittee, chairs the Gynecologic Cancer Foundation National Cervical Cancer Education Campaign, sits on the Translational Research Working Group Roundtable at NIH/NCI, the NIH AIDS Malignancy Consortium, the Gynecologic Cancer Foundation Task Force for Cervical Cancer Screening and Prevention, as well as three separate committees for the Society of Gynecologic Oncologists.  Dr. Einstein is very active in the clinical assessment of new immunological technologies for the treatment of gynecologic cancers.

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

We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future, due to the substantial investment in research and development.  As of October 31, 2010, we had an accumulated deficit $27,416,000 and shareholders’ deficiency of $14,802,631.  We expect to spend substantial additional sums on the continued administration and research and development of proprietary products and technologies with no certainty that our products will become commercially viable or profitable as a result of these expenditures.

As a result of our current lack of financial liquidity and negative stockholders equity, our auditors have expressed substantial concern about our ability to continue as a “going concern”.

Our limited capital resources and operations to date have been funded primarily with the proceeds from public and private equity and debt financings, NOL and Research tax credits and income earned on investments and grants. Based on our currently available cash, we do not have adequate cash on hand to cover our anticipated expenses for the next 12 months. If we fail to raise a significant amount of capital, we may need to significantly curtail operations, cease operations or seek federal bankruptcy protection in the near future. These conditions have caused our auditors to raise substantial doubt about our ability to continue as a going concern.  Consequently, the audit report prepared by our independent public accounting firm relating to our financial statements for the year ended October 31, 2010 included a going concern explanatory paragraph.

There can be no assurance that we will receive funding from Optimus in connection with the Series B preferred equity financing.

We have entered into the Series B purchase agreement, pursuant to which Optimus has agreed to purchase up to $7.5 million of our Series B preferred stock from time to time, subject to our ability to effect and maintain an effective registration statement for the shares underlying the warrant issued to an affiliate of Optimus to purchase up to 40,500,000 shares of common stock, issued in connection with the transaction.  As of January 27, 2011, Optimus had purchased an aggregate of 422 shares of Series B preferred stock and remains obligated, from time to time until July 19, 2013, to purchase up to an additional 328 shares of Series B preferred stock upon notice from us to Optimus, if certain conditions set forth in the Series B purchase agreement are satisfied, including among things that: (i) we must be in compliance with our SEC reporting obligations, (ii) our common stock must be quoted on the OTC Bulletin Board or another eligible trading market, (iii) a material adverse effect relating to, among other things, our results of operations, assets, business or financial condition must not have occurred since July 19, 2010, other than losses incurred in the ordinary course of business, (iv) we must not be in default under any material agreement, (v) Optimus and its affiliates must not own more than 9.99% of our outstanding common stock, and (vi) we must comply with certain other requirements set forth in the Series B purchase agreement.  If we fail to comply with any of these requirements, Optimus will not be obligated to purchase our Series B preferred stock and we will not receive any funding from Optimus. Moreover, if we exercise our option to require Optimus to purchase our Series B preferred stock, and our common stock has a closing price of less than $0.15 per share on the trading day immediately preceding our delivery of the exercise notice, we may trigger at closing certain anti-dilution protection provisions in certain outstanding warrants that would result in an adjustment to the number and price of certain outstanding warrants.

We may not be able to require Optimus to purchase the entire $7.5 million of Series B preferred stock issuable under the Series B purchase agreement.

In connection with our Series B preferred equity financing, we issued to an affiliate of Optimus a three-year warrant to purchase up to 40,500,000 shares of our common stock, at an initial exercise price of $0.25 per share.  As of January 27, 2011, 4,010,038 warrants remain outstanding.  The warrant provides that on each tranche notice date under the Series B purchase agreement, (i) that portion of the warrant equal to 135% of the tranche amount will vest and become exercisable (and such vested portion may be exercised at any time during the exercise period on or after such tranche notice date) and (ii) the exercise price will be adjusted to the closing sale price of a share of our common stock on such tranche notice date.  We are not permitted to deliver a tranche notice under the Series B purchase agreement if the number of registered shares underlying the warrant is insufficient to cover the portion of the warrant that will vest and become exercisable in connection with such tranche notice.  We currently have 4,010,038 registered shares underlying the warrant available under our prospectus and will likely need to register additional warrants shares in order to require Optimus to purchase the remaining shares of Series B preferred stock.  We cannot assure you that we will be able to timely effect and maintain a registration statement for any such additional warrant shares so as to permit us to require Optimus to purchase the entire $7.5 million of Series B preferred stock under the Series B purchase agreement.

Our business will require substantial additional investment that we have not yet secured, and our failure to raise capital and/or pursue partnering opportunities will materially adversely affect our business, financial condition and results of operations.

We expect to continue to spend substantial amounts on research and development, including conducting clinical trials for our product candidates. However, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms, secure funds from new partners or consummate a preferred equity financing under the Series B purchase agreement. We cannot be assured that financing will be available at all.  Our failure to raise a significant amount of capital in the near future, will materially adversely affect our business, financial condition and results of operations, and we may need to significantly curtail operations, cease operations or seek federal bankruptcy protection in the near future.  Any additional investments or resources required would be approached, to the extent appropriate in the circumstances, in an incremental fashion to attempt to cause minimal disruption or dilution.  Any additional capital raised through the sale of equity or convertible debt securities will result in dilution to our existing stockholders.  No assurances can be given, however, that we will be able to achieve these goals or that we will be able to continue as a going concern.

We have significant indebtedness which may restrict our business and operations, adversely affect our cash flow and restrict our future access to sufficient funding to finance desired growth.

As of December 31, 2010, our total outstanding indebtedness was approximately $2.14 million, which included the face value of our outstanding bridge notes in the amount of approximately $1.5 million, a note outstanding to BioAdvance in the amount of $40,000 and the note outstanding to our chief executive officer in the amount of approximately $0.6 million. The total face value of the notes outstanding as of November 30, 2010 is due on or before August 31, 2011.  We dedicate a substantial portion of our cash to pay interest and principal on our debt. If we are not able to service our debt, we would need to refinance all or part of that debt, sell assets, borrow more money or sell securities, which we may not be able to do on commercially reasonable terms, or at all.  In addition, our failure to timely repay (or extend) amounts due and owing under our outstanding senior and junior bridge notes, may trigger the anti-dilution protection provisions in substantially all of our warrants (other than the warrants issued to the affiliate of Optimus), in which case holders of our common stock will experience significant additional dilution.  As of December 31, 2010, approximately 73 million warrants would be subject to these anti-dilution protection provisions.

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

We outsource the management of our clinical trials to third parties.  Agreements with clinical investigators and medical institutions for clinical testing and with other third parties for data management services, place substantial responsibilities on these parties which, if unmet, could result in delays in, or termination of, our clinical trials.  For example, if any of our clinical trial sites fail to comply with FDA-approved good clinical practices, we may be unable to use the data gathered at those sites.  If these clinical investigators, medical institutions or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for or successfully commercialize our agent ADXS11-001. We are not certain that we will successfully recruit enough patients to complete our clinical trials.  Delays in recruitment and such agreements would delay the initiation of the Phase II trials of ADXS11-001.

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

In February 2006, we received permission from the appropriate governmental agencies in Israel, Mexico and Serbia to conduct Phase I clinical testing in those countries of ADXS11-001, our Listeria -based cancer vaccine that targets cervical cancer in women.  The study was completed in the fiscal quarter ended January 31, 2008.  The next step was to manufacture and test our product for future sale or distribution in the U.S. which required a filing of an IND with the FDA for our Phase II CIN trial. The filing was based on information from the Phase I trial and other pre-clinical information. On January 6, 2009 we received permission to conduct our clinical trial under this IND from the FDA.  However, even though we are allowed to conduct this trial, as with any experimental agent, we are always at risk to be placed on clinical hold by the FDA at any time as our product may have effects on humans are not fully understood or documented.  There can be delays in obtaining FDA or any other necessary regulatory approvals of any proposed product and failure to receive such approvals would have an adverse effect on the product’s potential commercial success and on our business, prospects, financial condition and results of operations.  In addition, it is possible that a product may be found to be ineffective or unsafe due to conditions or facts which arise after development has been completed and regulatory approvals have been obtained.  In this event, we may be required to withdraw such product from the market.  To the extent that our success will depend on any regulatory approvals from governmental authorities outside of the U.S. that perform roles similar to that of the FDA, uncertainties similar to those stated above will also exist.

We rely upon patents to protect our technology.  We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technologies, including the Listeria System, and the proprietary technology of others with whom we have entered into licensing agreements.

As of December 31, 2010 we have 32 patents that have been issued and licenses for 33 patent applications that are pending (including the 23 patent applications obtained in May 2010).  We have licensed most of these patents and applications from Penn and we have obtained the rights to all future patent applications originating in the laboratories of Dr. Yvonne Paterson and Dr. Fred Frankel.  Further, we rely on a combination of trade secrets and nondisclosure, and other contractual agreements and technical measures to protect our rights in the technology.  We depend upon confidentiality agreements with our officers, employees, consultants, and subcontractors to maintain the proprietary nature of the technology. These measures may not afford us sufficient or complete protection, and others may independently develop technology similar to ours, otherwise avoid the confidentiality agreements, or produce patents that would materially and adversely affect our business, prospects, financial condition, and results of operations.  Such competitive events, technologies and patents may limit our ability to raise funds, prevent other companies from collaborating with us, and in certain cases prevent us from further developing our technology due to third party patent blocking rights.

We are aware of a private company, Anza Therapeutics, Inc (formerly Cerus Corporation), which is no longer in existence, but had been developing Listeria vaccines.  We are also aware of Aduro Biotech, a company comprised in part of former Cerus and Anza employees that has recently formed to investigate Listeria vaccines.  We believe that through our exclusive license with Penn we have earliest known and dominant patent position in the U.S. for the use of recombinant Listeria monocytogenes expressing proteins or tumor antigens as a vaccine for the treatment of infectious diseases and tumors.  We successfully defended our intellectual property by contesting a challenge made by Anza to our patent position in Europe on a claim not available in the U.S.  The European Patent Office, which we refer to as the EPO, Board of Appeals in Munich, Germany has ruled in favor of The Trustees of Penn and its exclusive licensee Advaxis and reversed a patent ruling that revoked a technology patent that had resulted from an opposition filed by Anza.  The ruling of the EPO Board of Appeals is final and cannot be appealed.  The granted claims, the subject matter of which was discovered by Dr. Yvonne Paterson, scientific founder of Advaxis, are directed to the method of preparation and composition of matter of recombinant bacteria expressing tumor antigens for treatment of patients with cancer.  Based on searches of publicly available databases, we do not believe that Anza, Aduro or any other third party owns any published Listeria patents or has any issued patent claims that might materially and adversely affect our ability to operate our business as currently contemplated in the field of recombinant Listeria monocytogenes.  Additionally, our proprietary position that is the issued patents and licenses for pending applications restricts anyone from using plasmid based Listeria constructs, or those that are bioengineered to deliver antigens fused to LLO, ActA, or fragments of LLO or ActA.

We are dependent upon our license agreement with Penn; if we fail to make payments due and owing to Penn under our license agreement, our business will be materially and adversely affected.

Pursuant to the terms of our Second Amendment Agreement with Penn, as amended, we have acquired exclusive licenses for an additional 23 patent applications related to our proprietary Listeria vaccine technology.  However, as of January 27, 2011, we still owed Penn approximately $212,000 in patent expenses and $0 in sponsored research agreement fees.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials, and will face an even greater risk if the product candidates are sold commercially.  An individual may bring a liability claim against us if one of the product candidates causes, or merely appears to have caused, an injury.  If we cannot successfully defend ourselves against the product liability claim, we will incur substantial liabilities.  Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates;
•	damage to our reputation;
•	withdrawal of clinical trial participants;
•	costs of related litigation;
•	substantial monetary awards to patients or other claimants;
•	loss of revenues;
•	the inability of commercialize product candidates;
•	increased difficulty in raising required additional funds in the private and public capital markets;
•	substantial monetary awards to patients or other claimants;
•	loss of revenues;
•	the inability to commercialize product candidates; and
•	increased difficulty in raising required additional funds in the private and public capital markets.

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

As of October 31, 2010, we had eleven employees.    We do not intend to significantly expand our operations and staff unless we get adequate financing.  If we receive such funding then our new employees may include key managerial, technical, financial, research and development and operations personnel who will not have been fully integrated into our operations.  We will be required to expand our operational and financial systems significantly and to expand, train and manage our work force in order to manage the expansion of our operations.  Our failure to fully integrate any new employees into our operations could have a material adverse effect on our business, prospects, financial condition and results of operations.

We operate under an agreement with AlphaStaff, a professional employment organization that provides us with payroll and human resources services.  Our ability to attract and retain highly skilled personnel is critical to our operations and expansion.  We face competition for these types of personnel from other technology companies and more established organizations, many of which have significantly larger operations and greater financial, technical, human and other resources than we have.  We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all.  If we are not successful in attracting and retaining these personnel, our business, prospects, financial condition and results of operations will be materially adversely affected.  In such circumstances we may be unable to conduct certain research and development programs, unable to adequately manage our clinical trials  and other products, and unable to adequately address our management needs.  In addition, from time to time, we are unable to make payroll due to our lack of cash.

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

We are aware of certain products under development or manufactured by competitors that are used for the prevention, diagnosis, or treatment of certain diseases we have targeted for product development.  Various companies are developing biopharmaceutical products that potentially directly compete with our product candidates even though their approach to such treatment is different.  The biotechnology and biopharmaceutical industries are highly competitive, and this competition comes from both biotechnology firms and from major pharmaceutical and chemical companies, including Aduro Biotech, Antigenics Inc., Avi BioPharma, Inc., Biomura Inc., Biovest International, Biosante Pharmaceuticals Inc., Dendreon Corporation, Pharmexa-Epimmune Inc. , Genzyme Corp., Progenics Pharmaceuticals Inc. and Vical Incorporated each of which is pursuing cancer vaccines.

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

The trading price of our common stock may fluctuate substantially.  The price of our common stock that will prevail in the market after the sale of the shares of common stock by certain selling stockholders may be higher or lower than the price you have paid, depending on many factors, some of which are beyond our control and may not be related to our operating performance.  These fluctuations could cause you to lose part or all of your investment in our common stock.  Those factors that could cause fluctuations include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;
•	fluctuations in stock market prices and trading volumes of similar companies;
•	actual or anticipated changes in our net loss or fluctuations in our operating results or in the expectations of securities analysts;
•	the issuance of new equity securities pursuant to a future offering, including issuances of preferred stock pursuant to the Series B purchase agreement;
•	general economic conditions and trends;
•	major catastrophic events;
•	sales of large blocks of our stock;
•	significant dilution caused by the anti-dilutive clauses in our financial agreements;
•	departures of key personnel;
•	changes in the regulatory status of our product candidates, including results of our clinical trials;
•	events affecting Penn or any future collaborators;
•	announcements of new products or technologies, commercial relationships or other events by us or our competitors;
•	regulatory developments in the U.S. and other countries;
•	failure of our common stock to be listed or quoted on the Nasdaq Stock Market, NYSE Amex Equities or other national market system;
•	changes in accounting principles; and
•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

A regular trading market for our common stock may not be sustained in the future.  The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time.  The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the Nasdaq Stock Market.  Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers. As such, investors and potential investors may find it difficult to obtain accurate stock price quotations, and holders of our common stock may be unable to resell their securities at or near their original offering price or at any price.  Market prices for our common stock will be influenced by a number of factors, including:

•	the issuance of new equity securities pursuant to a future offering, including issuances of preferred stock pursuant to the Series B purchase agreement;
•	changes in interest rates;
•	significant dilution caused by the anti-dilutive clauses in our financial agreements;
•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	variations in quarterly operating results;
•	change in financial estimates by securities analysts;
•	the depth and liquidity of the market for our common stock;
•	investor perceptions of our company and the technologies industries generally; and
•	general economic and other national conditions.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Exchange Act, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  For our third quarter 2009 we were unable to file our quarterly report on Form 10-Q in a timely manner, but we were able to make the filing and cure our compliance deficiency with the OTC Bulletin Board within the grace period allowed by the OTC Bulletin Board.  In addition, for the year ending October 31, 2009 we were unable to file our annual report on Form 10-K in a timely manner, but we were able to make the filing and cure our compliance deficiency with the OTC Bulletin Board within the grace period allowed by the OTC Bulletin Board.  If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our internal control over financial reporting and our disclosure controls and procedures have been ineffective in the past, and may be ineffective again in the future, and failure to improve them at such time could lead to errors in our financial statements that could require a restatement or untimely filings, which could cause investors to lose confidence in our reported financial information, and a decline in our stock price.

    Our internal control over financial reporting and our disclosure controls and procedures have been ineffective in the past. We have taken steps to improve our disclosure controls and procedures and our internal control over financial reporting, and as of October 31, 2010, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures and internal control over financial reporting were effective.  However, there is no assurance that our disclosure controls and procedures will remain effective or that there will be no material weaknesses in our internal control over financial reporting in the future.  Additionally, as a result of the historical material weaknesses in our internal control over financial reporting and the historical ineffectiveness of our disclosure controls and procedures, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Our executive officers and directors can exert significant influence over us and may make decisions that do not always coincide with the interests of other stockholders.

As of January 27, 2011, our officers and directors and their affiliates, in the aggregate, beneficially own approximately 13.8% of the outstanding shares of our common stock. As a result, such persons, acting together, have the ability to substantially influence all matters submitted to our stockholders for approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of our assets, an increase in the number of shares authorized for issuance under our stock option plans, and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other stockholders.

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

We are authorized to issue 500,000,000 shares of our common stock. As of January 27, 2011, we had 210,645,862 shares of our common stock issued and outstanding, excluding shares issuable upon exercise of our outstanding warrants and options. As of October 31, 2010, we had outstanding options to purchase 26,467,424 shares of our common stock at a weighted average exercise price of approximately $0.16 per share and outstanding warrants to purchase 87,336,687 shares of our common stock (excluding Optimus warrants in the amount of 15,802,941), with exercise prices ranging from $0.15 to $0.29 per share. Pursuant to our 2004, 2005 and 2009 Stock Option Plans, we have 2,381,525, 5,600,000 and 20,000,000 shares of common stock reserved respectively, for issuance under the plans. In addition, as of January 27, 2011, we have 62,500, 505,333 and 640,268 of these options available for issuance under the 2004, 2005 and 2009 Stock Option Plans, respectively. To the extent the shares of common stock are issued or options and warrants are exercised, holders of our common stock will experience dilution. In addition, in the event of any future financing of equity securities or securities convertible into or exchangeable for, common stock, holders of our common stock may experience dilution. Moreover, the above-mentioned warrants to purchase our common stock are subject to “full ratchet” anti-dilution protection upon certain equity issuances below $0.15 per share (as may be further adjusted).

We are able to issue shares of preferred stock with rights superior to those of holders of our common stock. Such issuances can dilute the tangible net book value of shares of our common stock.

Our Amended and Restated Certification of Incorporation provides for the authorization of 5,000,000 shares of “blank check” preferred stock. Pursuant to our Amended and Restated Certificate of Incorporation, our board of directors is authorized to issue such “blank check” preferred stock with rights that are superior to the rights of stockholders of our common stock, at a purchase price then approved by our board of directors, which purchase price may be substantially lower than the market price of shares of our common stock, without stockholder approval. Such issuances can dilute the tangible net book value of shares of our common stock.

We do not intend to pay cash dividends.

We have not declared or paid any cash dividends on our common stock, and we do not anticipate declaring or paying cash dividends for the foreseeable future. Any future determination as to the payment of cash dividends on our common stock will be at our board of directors’ discretion and will depend on our financial condition, operating results, capital requirements and other factors that our board of directors considers to be relevant.

Item 2. Properties .

Our corporate offices are currently located at a biotech industrial park located at 675 U.S. Highway One, North Brunswick, NJ 08902.  Our current Lease Amendment Agreement dated as of March 1, 2008 with the New Jersey Economic Development Authority will continue on a monthly basis for two research and development laboratory units (total of 1,600 s.f.) and one office (total of 655 s.f.).  We believe our facility will be sufficient for our near term purposes and the facility offers additional space for the foreseeable future.  Our monthly payment on this facility is approximately $6,300 per month.  In the event that our facility should, for any reason, become unavailable, we believe that alternative facilities are available at competitive prices.

Item 3. Legal Proceedings.

As of the date hereof, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.  In the ordinary course of our business we may become subject to litigation regarding our products or our compliance with applicable laws, rules, and regulations.

Item 4. Removed and Reserved.

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

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low

First Quarter (November 1-January 31)	$0.19	$0.02	$0.06	$0.01
Second Quarter (February 1- April 30)	$0.26	$0.12	$0.05	$0.02
Third Quarter (May 1 - July 31)	$0.25	$0.17	$0.21	$0.04
Fourth Quarter (August 1 - October 31)	$0.19	$0.10	$0.19	$0.06

As of January 27, 2011, there were approximately 87 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record. Based on information available to us, we believe there are approximately 3,500 beneficial owners of our shares of our common stock in addition to the stockholders of record. On January 27, 2011, the last reported sale price per share for our common stock as reported by the OTC Bulletin Board was $0.15.

We have not declared or paid any cash dividends on our common stock, and we do not anticipate declaring or paying cash dividends for the foreseeable future. We are not subject to any legal restrictions respecting the payment of dividends, except that we may not pay dividends if the payment would render us insolvent. Any future determination as to the payment of cash dividends on our common stock will be at our board of directors’ discretion and will depend on our financial condition, operating results, capital requirements and other factors that our board of directors considers to be relevant.

Holders of Series B preferred stock will be entitled to receive dividends, which will accrue in shares of Series B preferred stock on an annual basis at a rate equal to 10% per annum from the issuance date. Accrued dividends will be payable upon redemption of the Series B preferred stock or upon the liquidation, dissolution or winding up of our company. The Series B preferred stock ranks, with respect to dividend rights and rights upon liquidation:

•
senior to our common stock and any other class or series of preferred stock (other than Series A preferred stock or any class or series of preferred stock that we intend to cause to be listed for trading or quoted on Nasdaq, NYSE Amex or the New York Stock Exchange);

•	pari passu with any outstanding shares of our Series A preferred stock (none of which are issued and outstanding as of the date hereof); and
•
junior to all of our existing and future indebtedness and any class or series of preferred stock that we intend to cause to be listed for trading or quoted on Nasdaq, NYSE Amex or the New York Stock Exchange.

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans at October 31, 2010:

Plan category	Number of shares of common stock to be issued on exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the previous columns)
Equity compensation plans approved by security holders	26,467,424	$0.16	1,208,101

Equity compensation plans not approved by security holders	-	$-	-

Total	26,467,424	$0.16	1,208,101

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

We expect our future sources of liquidity to be primarily debt and equity capital raised from investors, as well as licensing fees and milestone payments in the event we enter into licensing agreements with third parties, and research collaboration fees in the event we enter into research collaborations with third parties. In August 2009, we received an NIH grant for $210,739 for the development of a dual vector capable of attacking two immunologic targets simultaneously.  In October 2010, we received notice that the company was awarded an IRS grant under the Qualified Therapeutic Discovery Program for approximately $245,000. This amount was included in grant revenue for the year ending October 31, 2010. The company received the funds in November 2010.

On January 15, 2010 we received $278,978 from the New Jersey Economic Development Authority. Under the State of New Jersey NOL Transfer Program for small business we received this cash amount from the sale of our State Net Operating Losses through December 31, 2008 and our research tax credit for fiscal years 2007 and 2008.  The company plans to sell is Net Operating Losses and research tax credits for the 2009 fiscal year under the same State of New Jersey Program for small business.

If additional capital were raised through the sale of equity or convertible debt securities, the issuance of such securities would result in additional dilution to our existing stockholders. If we fail to raise a significant amount of capital, we may need to significantly curtail operations or cease operations in the near future. Any sale of our common stock or issuance of rights to acquire our common stock below $0.15 per share (as may be further adjusted) will trigger a significant dilution due to the anti-dilution protection provisions in certain of our outstanding warrants and debt instruments.

Plan of Operations

If we are successful in our financing plans we intend to use the majority of the proceeds to complete our two Phase II trials of ADXS11-001, our initial Listeria construct targeting diseases caused by the Human Papilloma Virus (HPV). One is a 120 patient U.S. study in CIN, the other, a 110 patient Indian study in highly advanced cervical cancer. We also anticipate using the funds to further our preclinical and clinical, research and development efforts in developing product candidates in prostate cancer, breast and brain cancer and for general and administrative activities.

During the next 24 months, our strategic focus will be to achieve the following goals and objectives:

•	Complete our two Phase II clinical studies of ADXS11-001 in the therapeutic treatment of CIN and late-stage cervical cancer;
•
Begin an additional Phase II clinical trial of our ADXS11-001 candidate in the treatment of advanced cervical cancer with the Gynecologic Oncology Group( GOG), largely underwritten by the National Cancer Institute(NCI);

•	Continue to focus on our collaboration with the CRUK to carry out our Phase I/II clinical trial of our ADXS11-001 candidate in the treatment of head and neck cancer entirely underwritten by the CRUK;
•	Continue to support our Collaborative Research and Development Agreement (CRADA) with the US Department of Homeland Security to develop vaccines for the protection of our food supply;
•	Continue to execute our Canine Osteosarcoma Study with the University of Pennsylvania with relevance to human adolescents;
•	To support our new CRADA with the National Cancer Institute to understand the mechanisms of action of attenuated Listeria vaccines, to develop new vaccines, and to advance them to clinical testing.
•	Continue to further our structured collaboration with the University of British Columbia on innovative uses of Listeria constructs in infectious disease, parasitical disease and neonatal immunity;
•	Continue to develop strategic and development collaborations with academic laboratories and potential commercial partners;
•	Continue the development work necessary to bring ADXS31-142 in the therapeutic treatment of prostate cancer into clinical trials, and initiate that trial provided that funding is available;
•
Continue the development work necessary to bring ADXS31-164 in the therapeutic treatment of breast, brain, and other cancers into clinical trials, and initiate that trial when and if funding is available; and

•	Continue the preclinical development of other product candidates, as well as continue research to expand our technology platform.

Our projected annual staff, overhead, laboratory and nonclinical expenses are estimated to be approximately $4.1 million starting in fiscal year beginning November 1, 2010. The cost of our Phase II clinical studies in therapeutic treatment of CIN and late stage cervical cancer  is estimated to be approximately $11.2 million over the estimated 30 month period of the trial. While approximately $4 million has already been paid towards these costs, we must raise additional funds in order to complete the Phase II trials. If we can raise additional funds we intend to commence the clinical work in prostate cancer by late 2011 and breast and brain cancer by late 2011. The timing and estimated costs of these projects are difficult to predict.

If the clinical progress continues to be successful and the value of our company increases, we may attempt to accelerate the timing of the required financing and, conversely, if the trial or trials are not successful we may slow our spending and defer the timing of additional financing. While we will attempt to attract a corporate partnership and grants, we have not assumed the receipt of any additional financial resources in our cash planning.

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

ADXS11-001 - Phase II CIN Trial Summary Information (U.S.: target enrollment: 120 Patients)

•	Cost incurred through October 31, 2010: approximately $2.8 million;
•	Estimated future clinical costs approximates $4.7 million:
•	Anticipated Timing: commenced in March 2010 (with patient dosing commencing in June 2010); reporting of low dose portion in late 2011, completion August 2012 or beyond

Uncertainties:

•	The FDA (or relevant foreign regulatory authority) may place the project on clinical hold or stop the project;
•	One or more serious adverse events in otherwise healthy patients enrolled in the trial;
•	Difficulty in recruiting patients;
•	Delays in the program;
•	Material cash flows; and
•
Anticipated Timing: Unknown at this stage and dependent upon successful trials, adequate fund raising, entering a licensing deal or pursuant to a marketing collaboration subject to regulatory approval to market and sell the product.

ADXS11-001 - Phase II Cervical Cancer  Trial Summary Information (India: target enrollment: 110 Patients)

•	Cost incurred through October 31, 2010: approximately $1.4 million;
•	Estimated future clinical costs: approximates $2.3;
•	Anticipated Timing: start July-August; reporting of survival beginning in late summer 2011, completion August 2012 or beyond.

Additional Uncertainties:

•	One or more serious adverse events in these late stage cancer patients enrolled in the trial; and

 ADXS11-001 - Phase II Cancer of the Cervix Trial Summary Information (U.S. GOG/NCI: target enrollment:  up to 63 Patients)

•	Cost incurred through October 31, 2010: Minimal;
•	Estimated future clinical costs: $500,000 (NCI underwriting costs of $4.0 million to $5.0 million);
•	Anticipated Timing: The GOG of the NCI has agreed to conduct a study which we expect will commence in 2011.

 Additional Uncertainties:

•	Unknown timing in recruiting patients and conducting the study based on GOG/NCI controlled study;
•	Delays in the program; and

ADXS11-001 - Phase II Cancer of the Head and Neck Trial Summary Information (U.K. CRUK: target enrollment: up to 45 Patients)

•	Cost incurred through October 31, 2010: Minimal;
•	Estimated future clinical costs: Approximates $50,000 (CRUK to underwrite costs of $3.0 million to $4.0 million);
•	Anticipated Timing: The CRUK is funding a study of up to 45 patients at 3 UK facilities that we expect will commence in 2011.

Additional Uncertainties:

•	Unknown timing in recruiting patients and conducting the study based on CRUK controlling the study;
•	Delays in the program; and

ADXS31-142 - GMP Production and Phase I Trial Summary Information ( Prostate Cancer: target enrollment: 30 Patients)

•	Cost incurred to date: Minimal
•	Estimated future costs: $3.5 million;
•	Anticipated Timing: to be determined.

Additional Uncertainties:

•	FDA (or foreign regulatory authority) may not approve the study.

ADXS31-164 - Phase I trial Summary Information (Breast or Brain Cancer: target enrollment: 24 Patients)

•	Cost incurred to date: Minimal;
•	Estimated future costs: To be determined;
•	Anticipated Timing: To be determined.

Additional Uncertainties: See ADXS31-164 (see prior Uncertainties)

Results of Operations

Fiscal Year 2010 Compared to Fiscal Year 2009

Revenue

Revenue increased by approximately $478,791to $508,481for the year ended October 31, 2010 as compared with $29,690 for the same period a year ago, representing grant revenue received by the company.

Research and Development Expenses

Research and development expenses increased by approximately $2,589,000 to $4,904,298 for the year ended October 31, 2010 as compared with $2,315,557 for the same period a year ago.  This is almost all attributable to clinical trial expenses, which increased significantly in the current year due to our clinical trial activity in the United States and India, initiated during the first fiscal quarter of 2010.

We anticipate a significant increase in R&D expenses as a result of expanded development and commercialization efforts primarily related to clinical trials and product development. In addition, expenses will be incurred in the development of strategic and other relationships required to license manufacture and distribute our product candidates.

General and Administrative Expenses

General and administrative expenses increased by approximately $829,000 or 22%, to $3,530,198 for the year ended October 31, 2010 as compared with $2,701,133 for the same period a year ago.  This is primarily attributable to overall compensation expense being higher in the current year resulting from additional employees, costs related to a former employee and stock-based non cash compensation resulting from the issuance of 750,000 shares of the company’s common stock pursuant to an executive’s employment agreement with the company.  Overall professional fees also increased in the current year as a result of higher recruiting, legal and accounting fees in 2010 compared with a year ago.  In addition, consulting and travel fees increased in the current year primarily due to increased efforts by the Company to present its scientific and business plans. The company also recognized approximately $206,000 in non-cash warrant expense, vs. $0 in the prior year, as a result of additional warrants that were issued to bridge note holders in September 2010. All of the above increases were somewhat offset by higher offering expenses in 2009 that did not repeat in the current year.

Interest Expense/Income

In the year ending October 31, 2010, net interest expense increased by approximately $3 million to $3,814,863 compared to $851,008 for the same period a year ago, primarily due to the sale of Bridge Notes during the third and fourth fiscal quarters of 2009 and in the year ending October 31, 2010. Additionally, the debt discount, warrant liabilities and embedded derivatives related to the Bridge Notes are recorded as a liability on the balance sheet and are amortized to interest expense over the life of the Bridge Notes.  Interest income of approximately $80,000 was the result of interest earned from the Optimus notes receivable. These notes are classified in the equity section of the balance sheet as a stock subscription receivable.

Changes in Fair Values

The change in fair value of the common stock warrant liability and embedded derivative liability increased income by approximately $446,000 for the year ending October 31, 2010 compared to approximately $5.8 million the same period a year ago. During the 2009 period the Company recorded income as the fair value of its warrant and embedded derivative liability decreased primarily due to a change in management’s assumptions used to calculate the fair value of its warrants and embedded derivatives at October 31, 2009. This change in assumption substantially decreased both the number of warrants and related BSM values used in calculating the warrant liability, therefore decreasing the overall warrant and embedded derivative liability at October 31, 2009. For the first nine months of the year ending October 31, 2010, the BSM values associated with these warrants and embedded derivatives increased resulting from the increase in the price of Advaxis common stock, from $0.135 at October 31, 2009 to $0.17 at July 31, 2010. However, from July 31 to October 31, 2010, the number of outstanding warrants increased due to a decrease in their exercise price and the BSM values decreased due to a decline in the price of Advaxis common stock, resulting in the Company recording income for the full year.

Potential future increases or decreases in our stock price will result in increased or decreased warrant and embedded derivative liabilities, respectively, on our balance sheet and therefore increased expenses being recognized in our statement of operations in future periods.

For the year ending October 31, 2010, the Company recorded income of approximately $124,000 on the non-cash gain on the early retirement of certain Bridge Notes.

Income Tax Benefit

For the year ending October 31, 2010, other income decreased by approximately $643,000, to approximately $279,000 in income from approximately $922,000 a year ago, primarily due to the 2009 period NOL being the first time we received funds from the program and covered all prior years NOLs from our inception whereas Fiscal 2010 covered only the current year’s NOL and prior two years of the research tax credit.

Liquidity and Capital Resources

Our limited capital resources and operations to date have been funded primarily with the proceeds from public, private equity and debt financings, NOL tax sales and income earned on investments and grants.  We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future, due to the substantial investment in research and development.  As of October 31, 2010 and 2009, we had an accumulated deficit of $27,416,000 and $16,603,800, respectively, and shareholders’ deficiency of $14,802,631 and $15,733,328 respectively. Based on our available cash of approximately $108,000 on October 31, 2010, we do not have adequate cash on hand to cover our anticipated expenses for the next 12 months. If we fail to raise a significant amount of capital, we may need to significantly curtail or cease operations in the near future.  These conditions have caused our auditors to raise substantial doubt about our ability to continue as a going concern.  Consequently, the audit report prepared by our independent public accounting firm relating to our financial statements for the year ended October 31, 2010 included a going concern explanatory paragraph.

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

Pursuant to the Series B purchase agreement, Optimus has agreed to purchase, upon the terms and subject to the conditions set forth therein and described below, up to $7.5 million of our newly authorized, non-convertible, redeemable Series B preferred stock at a price of $10,000 per share.  Under the terms of the Series B purchase agreement we may from time to time until July 19, 2013, present Optimus with a notice to purchase a specified amount of Series B preferred stock.  Subject to satisfaction of certain closing conditions, Optimus is obligated to purchase such shares of Series B preferred stock on the 10th trading day after the date of the notice.  We will determine, in our sole discretion, the timing and amount of Series B preferred stock to be purchased by Optimus, and may sell such shares in multiple tranches. Optimus will not be obligated to purchase the Series B preferred stock upon our notice (i) in the event the closing price of our common stock during the nine trading days following delivery of our notice falls below 75% of the closing price on the trading day prior to the date such notice is delivered to Optimus or (ii) to the extent such purchase would result in Optimus and its affiliates beneficially owning more than 9.99% of our outstanding common stock.

As of October 31, 2010, we had issued and sold 289 shares of Series B preferred stock to Optimus pursuant to the terms of the Series B purchase agreement. We received net proceeds of $2,545,000 from this transaction. The aggregate purchase price for the Series B preferred stock was $2.89 million.  As of October 31, 2010, under the terms of the Series B purchase Agreement, Optimus remained obligated, from time to time until July 19, 2013, to purchase up to an additional 461 shares of Series B preferred stock at a purchase price of $10,000 per share upon notice from us to Optimus, if certain conditions set forth in the Series B purchase agreement are satisfied.  Among these conditions, we must have a sufficient number of registered shares underlying a warrant issued to an affiliate of Optimus.  We will likely need to register additional warrant shares in order to require Optimus to purchase the remaining shares of Series B preferred stock.

In connection with the Series B preferred equity financing, an affiliate of Optimus was granted on July 19, 2010 a warrant to purchase up to 40,500,000 shares of our common stock at an exercise price of $0.25 to be adjusted in connection with the draw down of each tranche.  On August 13, 2010, the draw down date of the first tranche of Series B preferred stock, the affiliate of Optimus exercised a portion of the warrant to purchase 9,847,059 shares of common stock at an adjusted exercise price of $0.17 per share.  On September 28, 2010, the draw down date of the second tranche of Series B preferred stock, the affiliate of Optimus exercised a portion of the warrant to purchase 14,850,000 shares of common stock at an exercise price of $0.15 per share.  As permitted by the terms of such warrant, the aggregate exercise price of $3,901,500 for the first tranche and second tranche, received by us is payable pursuant to four year full recourse promissory notes each bearing interest at the rate of 2% per year.  As of October 31, 2010, 15,802,941 warrants remained outstanding.

On September 24, 2009, we entered into a preferred stock purchase agreement with Optimus, which we refer to as the Series A purchase agreement, pursuant to which Optimus agreed to purchase, upon the terms and subject to the conditions set forth therein, up to $5.0 million of Series A preferred stock at a price of $10,000 per share.  As of May 13, 2010, all 500 shares of Series A preferred stock were issued and sold to Optimus.  On July 19, 2010, we issued 500 shares of Series B preferred stock to Optimus, which we refer to as the Series B exchange shares, in exchange for the 500 shares of Series A preferred stock so that all shares of our preferred stock held or subsequently purchased by Optimus under the Series B purchase agreement would be redeemable upon substantially identical terms.  In connection with the Series A preferred equity financing, an affiliate of Optimus was granted on September 24, 2009 a warrant to purchase up to 33,750,000 shares of our common stock at an exercise price of $0.20 to be adjusted in connection with the draw down of each tranche.  On January 11, 2010, the draw down date of the first tranche, the affiliate of Optimus exercised a portion of the warrant to purchase 11,563,000 shares of common stock at an adjusted exercise price of $0.17 per share.  On March 29, 2010, the draw down date of the second tranche, the affiliate of Optimus exercised a portion of the warrant to purchase 14,580,000 shares of common stock at an exercise price of $0.20 per share.  On May 13, 2010, the draw down date of the final tranche, the affiliate of Optimus exercised the remainder of the warrant to purchase 7,607,000 shares of common stock at an adjusted exercise price of $0.18 per share.  In each case, we agreed with Optimus and its affiliate to waive certain terms and conditions in the Series A purchase agreement and the warrant in order to permit the affiliate of Optimus to exercise the warrant at such adjusted exercise prices prior to the closing of the purchase of the Series A preferred stock and acquire beneficial ownership of more than 4.99% of our common stock on the date of each exercise.  As permitted by the terms of such warrant, the aggregate exercise prices of $1,965,710, $2,916,000 and $1,369,260 for the first tranche, second tranche and final tranche, respectively, received by us is payable pursuant to three separate four year full recourse promissory notes each bearing interest at the rate of 2% per year.  In addition, in connection with the draw down of the final tranche, we issued an additional warrant to an affiliate of Optimus to purchase up to 2,818,000 shares of common stock at an exercise price of $0.18 per share, subject to customary anti-dilution adjustments (the exercise price of which may also be paid at the option of the affiliate of Optimus in cash or by its issuance of a promissory note on the same terms as the foregoing promissory notes).  The foregoing promissory notes are not due or payable at any time that (a) we are in default of under the Series A preferred stock purchase agreement, any loan agreement or other material agreement or (b) there are any Series B exchange shares issued or outstanding.

    On June 18, 2009, we completed the senior bridge financing.  The senior bridge financing was a private placement with certain accredited investors pursuant to which we issued (i) senior bridge notes in the aggregate principal face amount of $1,131,353, for an aggregate net purchase price of $961,650 and (ii) senior bridge warrants to purchase 2,404,125 shares of our common stock at an exercise price of $0.20 per share (prior to giving effect to anti-dilution adjustments which have subsequently reduced the exercise price to $0.15 per share), subject to adjustments upon the occurrence of certain events.  Each of the senior bridge notes were issued with an original issue discount of 15% and were convertible into shares of our common stock in certain circumstances.  The senior bridge notes had an initial maturity date of December 31, 2009.  During January and February 2010, we repaid $834,852 of the $1,131,353 in face value of our senior bridge notes.  In addition, holders of the remaining $296,501 of our senior bridge notes agreed to extend the maturity dates from December 31, 2009 to periods into February and March 2010. We have agreed to issue additional consideration, including warrants to senior bridge note holders, all of whom agreed to extend the maturity period beyond December 31, 2009.  As of October 31, 2010, approximately $89,000 remained outstanding under the senior bridge notes.

During the twelve months ended October 31, 2010, we issued to certain accredited investors (i) junior unsecured convertible promissory notes in the aggregate principal face amount of approximately $1,462,000 for an aggregate net purchase price of approximately $1,255,000 and (ii) warrants to purchase 3,270,955 shares of our common stock at original exercise prices ranging from $0.17 to $0.25 per share, subject to adjustments upon the occurrence of certain events.  The bridge notes were issued with original issue discounts ranging from 6% to 18% and are convertible into shares of our common stock.  These notes mature on or before May 31, 2011.

As a result of anti-dilution provisions in the warrants issued in connection with the equity financings completed in October 2007 triggered by the Optimus transaction in September 2010, we agreed to issue an additional 616,136 warrants to the above investors at an exercise price of $0.15 per share (formerly $0.17 to $0.25 per share).

During the twelve months ended October 31, 2010, the company repaid a total of approximately $1,542,000 in principal value of bridge notes and converted $2,420,000 in principal value of bridge notes into 14,237,489 shares of our common stock.  At October 31, 2010, approximately $777,000 in principal value of bridge notes remains and is classified as a current liability on the balance sheet.  The indebtedness represented by these bridge notes is expressly subordinate to our currently outstanding senior secured indebtedness (approximately $89,000 at October 31, 2010).

As a result of anti-dilution protection provisions contained in certain of our outstanding warrants, we (i) reduced the exercise price from $0.20 to $0.17 per share in January 2010 and further reduced the exercise price from $0.17 to $0.15 per share in September 2010 with respect to substantially all the warrants to purchase shares of our common stock and (ii) correspondingly adjusted the amount of warrants shares issuable such that approximately 11.4 million additional warrant shares are issuable related to the January 2010 repricing and approximately 10.4 million additional warrant shares are issuable related to the September 2010 repricing.  As of October 31, 2010, approximately 87.3 million warrant shares are currently exercisable at $0.15 per share.

On September 22, 2008 we entered into a note purchase agreement with our Chief Executive Officer, Thomas A. Moore, pursuant to which we agreed to sell to Mr. Moore, from time to time, Moore Notes (“the Moore Agreement”).  The Notes have been amended from time to time.  During 2010, we agreed to amend the terms of the Moore Notes such that Mr. Moore may elect, at his option, to receive accumulated interest thereon (of which we paid $130,000 on March 17, 2010) and that we will begin to make installment payments on the outstanding principal beginning on April 15, 2010 (of which $250,000 was paid during the year ended October 31, 2010); provided, however, that the balance of the principal will be repaid in full as a result of either (i) consummation of our next equity financing resulting in gross proceeds to the company of at least $6.0 million or (ii) default by the company as defined under the terms of the Moore Agreement. As of October 31, 2010, the company was not in default under the terms of the Moore Agreement. Additionally, we agreed to retain $200,000 of the repayment amount for investment in our next equity financing (Mr. Moore exchanged debt with the principal amount of $200,000 into 1,176,471 shares of the Company’s common stock in May 2010).

The Moore Notes bear interest at a rate of 12% per annum and may be prepaid in whole or in part at our option without penalty at any time prior to maturity.  As of October 31, 2010, approximately $600,000 in notes were outstanding and payable to Mr. Moore.

In October 2010, we received an IRS grant under the Qualified Therapeutic Discovery Program for approximately $245,000.  The company plans to sell is Net Operating Losses and research tax credits for the 2009 fiscal year under the same State of New Jersey NOL Transfer Program for small business.

Off-Balance Sheet Arrangements

As of October 31, 2010, we had no off-balance sheet arrangements, other than our lease for space. There were no changes in significant contractual obligations during the year ended October 31, 2010.

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

Share-Based Payment.  We record compensation expense associated with stock options in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation (formerly, FASB Statement 123R). We adopted the modified prospective transition method provided under SFAS No. 123R. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal year 2007, and in subsequent quarters, includes expense related to the remaining unvested portion of all stock option awards granted prior to April 1, 2006, the estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

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

If factors change and we employ different assumptions in the application of ASC 718 in future periods, the compensation expense that we record under ASC 718 relative to new grants may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option-pricing models to estimate share-based compensation under ASC 718. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements.

Warrants

Warrants were issued in connection with the equity financings completed in October 2007, the sale of preferred stock and our Bridge Notes issued from June 2009 through November 2010. At October 31, 2010, we estimated the fair value of the outstanding instruments using the Black-Scholes valuation model, which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining term and the closing price of our common stock. Changes in assumptions used to estimate the fair value of these derivative instruments could result in a material change in the fair value of the instruments. We believe the assumptions used to estimate the fair values of the warrants are reasonable.

As of October 31, 2010, we had outstanding warrants to purchase 103,139,628 shares of our common stock (adjusted for anti-dilution provisions to-date) including approximately 87 million warrants with an exercise price of $0.15 per share.  These warrants include 15,802,941 warrants owned by Optimus as part of the Series B purchase agreement.

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

Item 9A: Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended October 31, 2010, the Company engaged the services of additional professional accounting personnel and added procedures for the purpose of improving internal controls over financial reporting.

Assessment of the Effectiveness of Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act.  Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2010 on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has determined that as of October 31, 2010, there were no material weaknesses in our internal control over financial reporting and that our internal control over financial reporting was effective.

Attestation Report of our Registered Public Accounting Firm

This annual report does include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

Item 9B: Other Information.

None

PART III

Item 10:  Directors, Executive Officers, Corporate Governance.

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before February 28, 2011 and is incorporated herein by reference.

Item 11:  Executive Compensation.

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before February 28, 2011 and is incorporated herein by reference.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before February 28, 2011 and is incorporated herein by reference.

Item 13:  Certain Relationships and Related Transactions, and Director Independence.

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before February 28, 2011 and is incorporated herein by reference.

Item 14:  Principal Accountant Fees and Services.

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before February 28, 2011 and is incorporated herein by reference.

PART IV

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

4.3
Certificate of Designations of Preferences, Rights and Limitations of Series B Preferred Stock of the registrant, dated July 19, 2010. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on July 20, 2010.

4.4	Form of warrant issued in the August 2007 financing. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on August 27, 2007.

4.5
Form of warrant to purchase shares of the registrant’s common stock at the price of $0.20 per share (the “$0.20 warrant”).  Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on October 23, 2007.

4.6
Form of warrant to purchase shares of the registrant’s common stock at the price of $0.001 per share (the “$0.001 warrant”).  Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed with the SEC on October 23, 2007.

4.7	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on June 19, 2009.

4.8
Form of Warrant issued to Optimus CG II Ltd. pursuant to the Series A Preferred Stock Purchase Agreement.  Incorporated by reference to Exhibit A to the Purchase Agreement included as Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 25, 2009.

4.9
Form of Common Stock Purchase Warrant, issued in the junior bridge financing.  Incorporated by reference to Exhibit 4.12 to Registration Statement on Form S-1 (File No. 333-162632) filed with the SEC on October 22, 2009.

4.10	Form of Amended and Restated Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K/A filed with the SEC on February 11, 2010.

4.11	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K/A filed with the SEC on February 11, 2010.

4.12	Form of Additional Common Stock Purchase Warrant issued to Optimus CG II Ltd. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on May 14, 2010.

4.13
Form of Warrant issued to Optimus CG II Ltd. pursuant to the Series B Preferred Stock Purchase Agreement.  Incorporated by reference to Exhibit A to the Purchase Agreement included as Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 20, 2010.

4.14	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on November 12, 2010.

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

10.43	Form of note issued in the August 2007 financing. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on August 27, 2007.

10.44
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

10.48
Consulting Agreement, dated August 1, 2007 between the registrant and Dr. David Filer. Incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-KSB filed with the SEC on January 16, 2008.

10.49
Employment Agreement dated February 29, 2008 between the registrant and Christine Chansky. Incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-KSB filed with the SEC on January 29, 2009.

10.50
Note Purchase Agreement, dated September 22, 2008 by and between Thomas A. Moore and the registrant. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 30, 2008.

10.51
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

10.58
Letter of Intent dated November 20, 2008 by and between Numoda Corporation and the registrant. Incorporated by reference to Exhibit 10.61 to Annual Report on Form 10-KSB filed with the SEC on January 29, 2009.

10.59
Consulting Agreement dated December 1, 2008 by and between Conrad Mir and the registrant. Incorporated by reference to Exhibit 10.62 to Annual Report on Form 10-KSB filed with the SEC on January 29, 2009.

10.60	Form of Note Purchase Agreement. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on June 19, 2009.

10.61	Form of Senior Secured Convertible Note. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on June 19, 2009.

10.62	Form of Senior Promissory Note as amended, between the registrant and Thomas Moore. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed with the SEC on June 19, 2009.

10.63	Form of Security Agreement. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on June 19, 2009.

10.64	Form of Subordination Agreement. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on June 19, 2009.

10.65
Series A Preferred Stock Purchase Agreement dated September 24, 2009 by and between Optimus Capital Partners, LLC and the registrant. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 25, 2009.

10.66
Form of Note Purchase Agreement, entered into in connection with the junior bridge financing. Incorporated by reference to Exhibit 10.61 to Registration Statement on Form S-1 (File No. 333-162632) filed with the SEC on October 22, 2009.

10.67
Form of Convertible Promissory Note, issued in the junior bridge financing.  Incorporated by reference to Exhibit 4.13 to Registration Statement on Form S-1 (File No. 333-162632) filed with the SEC on October 22, 2009.

10.68
Form of Amended and Restated Senior Promissory Note, between the registrant and Thomas Moore.  Incorporated by reference to Exhibit 4.17 to Annual Report on Form 10-K filed with the SEC on February 19, 2010.

10.69	Amendment to Senior Promissory Note. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K/A filed with the SEC on February 11, 2010.

10.70	Amended and Restated 2009 Stock Option Plan of the registrant. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on April 30, 2010.

10.71
Form of Stock Purchase Agreement dated May 10, 2010 between the registrant and Numoda Capital Innovations, LLC.  Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on May 14, 2010.

10.72
Second Amendment to the Amended and Restated Patent License Agreement between the registrant and the University of Pennsylvania dated as of May 10, 2010.  Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on June 3, 2010.

10.73
Series B Preferred Stock Purchase Agreement dated July 19, 2010 by and between Optimus Capital Partners, LLC and the registrant. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 20, 2010.

10.74
Form of Amended and Restated Promissory Note between Optimus CG II Ltd. and the registrant. Incorporated by reference to Exhibit G to the Purchase Agreement included as Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 20, 2010.

10.75
Form of Security Agreement between Optimus CG II Ltd. and the registrant. Incorporated by reference to Exhibit H to the Purchase Agreement included as Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 20, 2010.

10.76
Separation Agreement and General Release dated January 6, 2010 between the Company and Fred Cobb.  Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on September 14, 2010.

10.77	Form of Note Purchase Agreement. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on November 12, 2010.

10.78	Form of Convertible Promissory Note. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on November 12, 2010.

14.1	Code of Business Conduct and Ethics dated November 12, 2004. Incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K filed with the SEC on November 18, 2004.

23.1**	Consent of McGladrey & Pullen, LLP.

24.1	Power of Attorney (Included in the signature page of this annual report).

31.1**	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in North Brunswick, Middlesex County, State of New Jersey, on this 31st day of January, 2011.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Thomas Moore	Chief Executive Officer and Chairman of the Board	January 31, 2011
Thomas Moore	(Principal Executive Officer)

/s/ Mark J. Rosenblum	Chief Financial Officer, Senior Vice President and Secretary	January 31, 2011
Mark J. Rosenblum	(Principal Financial and Accounting Officer)

/s/ John M. Rothman	Executive Vice President of Science and Operations	January 31, 2011
John M. Rothman	(Chief Operating Officer)

/s/ Roni Appel	Director	January 31, 2011
Roni Appel

/s/ Thomas McKearn	Director	January 31, 2011
Thomas McKearn

/s/ James Patton	Director	January 31, 2011
James Patton

/s/ Richard Berman	Director	January 31, 2011
Richard Berman

ADVAXIS, INC.

FINANCIAL STATEMENTS

INDEX

Page
Advaxis, Inc.

Reports of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of October 31, 2010 and 2009	F-2

Statements of Operations for the years ended October 31, 2010 and 2009 and the period from
March 1, 2002 (Inception) to October 31, 2010	F-3

Statements of Stockholders’ Equity (Deficiency) for the Period from March 1, 2002 (Inception) to
October 31, 2010	F-4

Statements of Cash Flows for the years ended October 31, 2010 and 2009 and the period from
March 1, 2002 (Inception) to October 31, 2010	F-5

Notes to the Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Advaxis, Inc.
North Brunswick, New Jersey

We have audited the accompanying balance sheets of Advaxis, Inc. as of October 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended and for the cumulative period from March 1, 2002 (inception) to October 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advaxis, Inc. as of October 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and the cumulative period from March 1, 2002 (inception) to October 31, 2010 in conformity with U.S. generally accepted accounting principles.

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

/s/ MCGLADREY & PULLEN, LLP
MCGLADREY & PULLEN, LLP

New York, New York

January 31, 2011

ADVAXIS, INC.
(A Development Stage Company)
Balance Sheet

	October 31, 2010	October 31, 2009
ASSETS
Current Assets:
Cash	$108,381	$659,822
Grant Receivable	244,479	-
Prepaid expenses	38,511	36,445
Total Current Assets	391,371	696,267

Deferred expenses	233,322	288,544
Property and Equipment (net of accumulated depreciation)	28,406	54,499
Intangible Assets (net of accumulated amortization)	2,125,991	1,371,638
Deferred Financing Cost	-	299,493
Other Assets	96,096	3,876

TOTAL ASSETS	$2,875,186	$2,714,317

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$2,586,008	$2,368,716
Accrued expenses	647,125	917,250
Convertible Bridge Notes and fair value of embedded derivative	751,456	2,078,851
Notes payable – current portion, including interest payable	687,034	1,121,094
Total Current Liabilities	4,671,623	6,485,911
Common Stock Warrant	13,006,194	11,961,734
Total Liabilities	17,677,817	18,447,645

Shareholders’ Deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; Series B Preferred Stock; issued and outstanding 789 at October 31, 2010 and 0 at October 31, 2009. Series A Preferred Stock; issued and outstanding 0 at October 31, 2010 and 0 at October 31, 2009		-
Common Stock - $0.001 par value; authorized 500,000,000 shares, issued and outstanding 198,100,817 in 2010 and 115,638,243 in 2009	198,101	115,638
Additional Paid-In Capital	23,074,978	754,834
Stock Subscription Receivable	(10,659,710)
Deficit accumulated during the development stage	(27,416,000)	(16,603,800)
Total Shareholders’ Deficiency	(14,802,631)	(15,733,328)
TOTAL LIABILITIES & SHAREHOLDERS’ DEFICIENCY	$2,875,186	$2,714,317

The accompanying notes and the report of independent registered public accounting firm should be read in conjunction with the financial statements.

ADVAXIS, INC.
(A Development Stage Company)
Statement of Operations

	Year Ended October 31,	Year Ended October 31,	Period from March 1, 2002 (Inception) to October 31,
	2010	2009	2010

Revenue	$508,481	$29,690	$1,863,343
Research & Development Expenses	4, 904,298	2,315,557	15,077,839
General & Administrative Expenses	3,530,198	2,701,133	16,239,898
Total Operating expenses	8,434,496	5,016,690	31,317,737
Loss from Operations	(7,926,015)	(4,987,000)	(29,454,394)
Other Income (expense):
Interest expense	(3,814,863)	(851,008)	(5,750,354)
Other Income	80,161		326,618
Gain on note retirement	123,963	-	1,656,440
Net changes in fair value of common stock warrant liability and embedded derivative liability	445,576	5,845,229	4,648,573
Net Income/( Loss) before income tax benefit	(11,091,178)	7,221	(28,573,117)
Income Tax Benefit	278,978	922,023	1,201,001
Net Income/( Loss)	(10,812,200)	(929,244)	(27,372,116)
Dividends attributable to preferred shares	-	-	43,884
Net Income/( Loss) applicable to Common Stock	$(10,812,200)	$(929,244)	$(27,416,000)
Net Income/(Loss) per share, basic	$(0.07)	$0.01
Net Income/(Loss) per share, diluted	$(0.07)	$0.01

Weighted average number of shares outstanding, basic	150,928,808	113,365,584

Weighted average number of shares outstanding, diluted	150,928,808	118,264,246

The accompanying notes and the report of independent registered public accounting firm should be read in conjunction with the financial statements.

ADVAXIS, INC.
(a development stage company)
STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
Period from March 1, 2002 (inception) to October 31, 2010

	Preferred Stock		Common Stock				Deficit
	Number of Shares of Outstanding	Amount	Number of shares of outstanding	Amount	Stock Subscription Receivable	Additional Paid- in Capital	Accumulated During the Development Stage	Shareholders’ Equity (Deficiency)
Preferred stock issued	3,418	$235,000						$235,000
Common Stock Issued			40,000	$40		$(40)
Options granted to consultants & professionals						10,493		$10,493
Net Loss							(166,936)	$(166,936)
Retroactive restatement to reflect re-capitalization on Nov. 12, 2004	(3,481)	(235,000)	15,557,723	15,558		219,442
Balance at December 31, 2002			15,597,723	$15,598		$229,895	$(166,936)	$78,557

Note payable converted into preferred stock	232	15,969						$15,969
Options granted to consultants and professionals						8,484		$8,484
Net loss							(909,745)	$(909,745)
Retroactive restatement to reflect re-capitalization on Nov. 12, 2004	(232)	(15,969)				15,969
Balance at December 31, 2003			15,597,723	$15,598		$254,348	$(1,076,681)	$(806,735)

Stock dividend on preferred stock	638	43,884					(43,884)
Net loss							(538,076)	$(538,076)
Options granted to consultants and professionals						5,315		5,315
Retroactive restatement to reflect re-capitalization on Nov. 12, 2004	(638)	(43,884)				43,884
Balance at October 31, 2004			15,597,723	$15,598		$303,547	$(1,658,641)	$(1,339,496)

Common Stock issued to Placement Agent on re-capitalization			752,600	753		(753)
Effect of re-capitalization			752,600	753		(753)
Options granted to consultants and professionals						64,924		64,924
Conversion of Note payable to Common Stock			2,136,441	2,136		611,022		613,158
Issuance of Common Stock for cash, net of shares to Placement Agent			17,450,693	17,451		4,335,549		4,353,000
Issuance of common stock to consultants			586,970	587		166,190		166,777
Issuance of common stock in connection with the registration statement			409,401	408		117,090		117,498
Issuance costs						(329,673)		(329,673)
Net loss							(1,805,789)	(1,805,789)
Restatement to reflect re- capitalization on Nov. 12, 2004 including cash paid of $44,940						(88,824)		(88,824)
Balance at October 31, 2005			37,686,428	$37,686		$5,178,319	$(3,464,430)	$1,751,575

Options granted to consultants and professionals						172,831		172,831
Options granted to employees and directors						71,667		71,667
Conversion of debenture to Common Stock			1,766,902	1,767		298,233		300,000
Issuance of Common Stock to employees and directors			229,422	229		54,629		54,858
Issuance of common stock to consultants			556,240	557		139,114		139,674
Net loss							(6,197,744)	(6,197,744)
Balance at October 31, 2006			40,238,992	40,239		5,914,793	(9,662,173)	(3,707,141)

Common Stock issued			59,228,334	59,228		9,321,674		9,380,902
Offering Expenses						(2,243,535)		(2,243,535)
Options granted to consultants and professionals						268,577		268,577
Options granted to employees and directors						222,501		222,501
Conversion of debenture to Common Stock			6,974,202	6,974		993,026		1,000,010
Issuance of Common Stock to employees and directors			416,448	416		73,384		73,800
Issuance of common stock to consultants			1,100,001	1,100		220,678		221,778
Warrants issued on conjunction with issuance of common stock						1,505,550		1,505,550
Net loss							(2,454,453)	(2,454,453)
Balance at October 31, 2007			107,957,977	$107,957		$16,276,648	$(12,116,626)	$4,267,979
Common Stock Penalty Shares			211,853	212		31,566	-	31,778
Offering Expenses						(78,013)		(78,013)
Options granted to consultants and professionals						(42,306)		(42,306)
Options granted to employees and directors						257,854		257,854
Issuance of Common Stock to employees and directors			995,844	996		85,005		86,001
Issuance of common stock to consultants			153,846	154		14,462		14,616
Warrants issued to consultant						39,198		39,198
Net loss							(5,416,418)	(5,416,418)
Balance at October 31, 2008			109,319,520	$109,319		$16,584,414	$(17,533,044)	$(839,311)

Common stock issued upon exercise of warrants			3,299,999	3,300		(3,300)		0
Warrants classified as a liability						(12,785,695)		(12,785,695)
Issuance of common Stock Warrants						(3,587,625)		(3,587,625)
Options granted to professionals and consultants						12,596		12,596

Options granted to employees and directors				0		467,304		467,304
Issuance of common stock to employees and directors			422,780	423		17,757		18,180
Issuance of common stock to consultants			2,595,944	2,596		49,383		51,979
Net Income/ (Loss)							929,244	929,244
Balance at October 31, 2009			115,638,243	$115,638		$754,834	$(16,603,800)	$(15,733,328)

Preferred Stock issued	789	-				6,828,293		6,828,293
Common stock issued upon exercise of warrants			62,265,059	62,265	(10,659,710)	18,647,522		8,050,077
Options granted to employees and directors						455,166		455,166
Common stock issued upon conversion of Bridge Notes			15,413,960	15,414		3,306,677		3,322,091
Common stock issued to Numoda			3,500,000	3,500		591,500		595,000
Common stock issued to University of Pennsylvania			388,889	389		69,611		70,000
Common stock issued to employees and directors			750,000	750		114,750		115,500
Common stock issued to former employees			144,666	145		(145)		-
Issuance of common stock warrants						(7,693,230)		(7,865,520)
Net Income/ (Loss)							(10,812,200)	(10,812,200)
Balance at October 31, 2010	789	-	198,100,817	$198,101	$(10,659,710)	$23,074,978	$(27,416,000)	$(14,802,631)

The accompanying notes and the report of independent registered public accounting firm should be read in conjunction with the financial statements.

ADVAXIS, INC.
(A Development Stage Company)
Statement of Cash Flows
			Period from
			March 1
			2002
	Year ended	Year ended	(Inception) to
	October 31,	October 31,	October 31,
	2010	2009	2010
OPERATING ACTIVITIES
Net Income (Loss)	$(10,812,200)	$929,244	$(27,372,116)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash charges to consultants and employees for options and stock	570,664	571,525	3,005,419
Amortization of deferred financing costs	-	-	260,000
Amortization of deferred expenses	212,952	61,456	274,408
Amortization of discount on Bridge Loans	550,040	123,846	673,886
Impairment of intangible assets	-	-	26,087
Non-cash interest expense	3,238,054	698,650	4,464,520
(Gain) Loss on change in value of warrants and embedded derivative	(445,576)	(5,845,229)	.(4,648,573)
Warrant Expense	206,275	-	206,275
Value of penalty shares issued	-	-	149,276
Depreciation expense	38,528	36,648	167,266
Amortization expense of intangibles	100,420	74,508	462,352
Gain on note retirement	(123,963)	-	(1,656,440)
(Increase) decrease in prepaid expenses	(2,066)	2,417	(38,510)
(Increase) decrease in grant receivable	(244,479)	-	(244,479)
Decrease (increase) in other assets	(89,956)	-	(93,833)
Increase in accounts payable	388,924	1,421,838	3,167,193
(Decrease) increase in accrued expenses	167,143	(109,540)	634,761
(Decrease) increase in interest payable	(178,700)	-	(160,409)
Net cash used in operating activities	(6,423,940)	(2,034,636)	(20,722,917)
INVESTING ACTIVITIES
Cash paid on acquisition of Great Expectations	-	-	(44,940)
Purchase of property and equipment	(12,436)	-	(150,093)
Cost of intangible assets	(854,773)	(308,749)	(2,619,382)
Net cash used in Investing Activities	(867,209)	(308,749)	(2,814,415)
FINANCING ACTIVITIES
Proceeds from convertible secured debenture	80,000	-	1,040,000
Cash paid for deferred financing costs	-	(299,493)	(559,493)
Proceeds from notes payable	1,255,000	3,259,635	6,260,859
Payment on notes payable	(1,798,119)	(16,672)	(1,921,710)
Net proceeds of issuance of Preferred Stock	7,032,827	-	7,267,827
Payment on cancellation of Warrants	-	-	(600,000)
Proceeds from the exercise of warrants	170,000	-	170,000
Net proceeds of issuance of Common Stock	-	-	11,988,230
Net cash provided by Financing Activities	6,739,708	2,943,469	23,645,713
Net increase in cash	(551,441)	600,084	108,381
Cash at beginning of period	659,822	59,738	-
Cash at end of period	$108,381	$659,822	$108,381
The accompanying notes and the report of independent registered public accounting firm should be read in conjunction with the financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities

				Period from
				March 1, 2002
	Year ended		Year ended	(Inception) to
	October 31,		October 31,	October 31,
	2010		2009	2010
Equipment acquired under notes payable	$		$-	$45,580
Common Stock issued to Founders	$		$-	$40
Notes payable and accrued interest converted to Preferred Stock	$		$-	$15,969
Stock dividend on Preferred Stock	$		$-	$43,884
Accounts payable from consultants settled with common stock	$		$51,978	$51,978
Notes payable and embedded derivative liabilities converted to Common Stock		$3,322,092	$-	$5,835,250
Intangible assets acquired with notes payable	$		$-	$360,000
Intangible assets acquired with common stock		$70,000	$	$70,000
Debt discount in connection with recording the original value of the embedded derivative liability		$578,770	$1,579,646	$2,661,212
Allocation of the original secured convertible debentures to warrants	$		$-	$214,950
Allocation of the warrants on Bridge Notes as debt discount		$712,036	$940,511	$1,652,547
Note Receivable in connection with the exercise of warrants		$10,659,710	$	$10,659,710
Warrants issued in connection with issuance of Common Stock	$		$-	$1,505,550
Warrants issued in connection with issuance of Preferred Stock	$		$3,587,625	$3,587,625

The accompanying notes and the report of independent registered public accounting firm should be read in conjunction with the financial statements.

ADVAXIS, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

1. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company’s products are being developed and have not generated significant revenues. As a result, the Company has suffered recurring losses and its liabilities exceed its assets which raises substantial doubt about our ability to continue as a going concern. These losses are expected to continue for an extended period of time. The Company intends to continue raising funds through the sale of both debt and equity in order to continue funding ongoing clinical trials activity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Revenue from license fees and grants is recognized when the following criteria are met; persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectability is reasonably assured. In licensing arrangements, delivery does not occur for revenue recognition purposes until the license term begins. Nonrefundable upfront fees received in exchange for products delivered or services performed that do not represent the culmination of a separate earnings process will be deferred and recognized over the term of the agreement using the straight line method or another method if it better represents the timing and pattern of performance. Since its inception and through October 31, 2010 all of the Company’s revenues have been from grants. For the years ended October 31, 2010 and 2009, all of the Company’s revenues were received from multiple grants.

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

Equipment is stated at cost. Depreciation and amortization are provided for on a straight-line basis over the estimated useful life of the asset ranging from 3 to 5 years. Expenditures for maintenance and repairs that do not materially extend the useful lives of the respective assets are charged to expense as incurred. The cost and accumulated depreciation and/or amortization of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

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

Net Loss Per Share

Basic net income or basic net loss per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the periods. Diluted earnings per share give effect to dilutive options, warrants, convertible debt and other potential common stock outstanding during the period. Therefore, in the case of a net loss the impact of the potential common stock resulting from warrants, outstanding stock options and convertible debt are not included in the computation of diluted loss per share, as the effect would be anti-dilutive. In the case of net income the impact of the potential common stock resulting from these instruments that have intrinsic value are included in the diluted earnings per share. The table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share. The warrants (excluding approximately 15.8 million warrants held by an affiliate of Optimus (as defined below) include anti-dilutive provisions to adjust the number and price of the warrants based on certain types of equity transactions.

	As of October 31,
	2010	2009
Warrants	103,139,628	127,456,301
Stock Options	26,467,424	7,881,591
Convertible Debt (using the if-converted method)	4,358,176	49,749,280
Total	133,965,228	185,087,172

Income Taxes

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

Accounts payable consists entirely of trade accounts payable

Research and Development Expenses

Research and development expenses include, but are not limited to, payroll and personnel expenses, lab expenses, clinical trial and related clinical manufacturing costs, facilities and related overhead costs.

Accounting for Stock-Based Compensation

Stock-based compensation is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton option-pricing model (hereinafter referred to as the “BSM model”) and is recognized as expense over the requisite service period. The BSM model requires various assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. See Note 5 for information on stock-based compensation expense incurred in the years ending October 31, 2010 and 2009.

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

 In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-17, Revenue Recognition—Milestone Method (Topic 605) - Milestone Method of Revenue Recognition - a consensus of the FASB Emerging Issues Task Force . This ASU provides guidance to vendors on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The Company has not yet begun to generate revenues that contain milestone payments, as it is still a pre-revenue, development stage company.  ASU 2010-17 will be reviewed and implemented, if applicable to the company’s revenue arrangements, in the fiscal year in which the company begins to generate revenues.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2.  SHARE-BASED COMPENSATION EXPENSE

The Company adopted ASC 718 and uses the modified prospective transition method, which requires the application of the accounting standard as of November 1, 2005, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s Financial Statements for prior periods were not restated to reflect, and do not include the impact of ASC 718. The Company began recognizing expense in an amount equal to the fair value of share-based payments (stock option awards) on their date of grant, over the requisite service period of the awards (usually the vesting period). Under the modified prospective method, compensation expense for the Company is recognized for all share based payments granted and vested on or after November 1, 2005 and all awards granted to employees prior to November 1, 2005 that were unvested on that date but vested in the period over the requisite service periods in the Company’s Statement of Operations. Prior to the adoption of the fair value method, the Company accounted for stock-based compensation to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees , and related interpretations. Therefore, compensation expense related to employee stock options was not reflected in operating expenses in any period prior to the fiscal year of 2006 and prior period results have not been restated. Since the date of inception to October 31, 2005 had the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of ASC 718, Stock Compensation expense would have totaled $328,176 and the effect on the Company’s net loss would have been as follows for the period March 1, 2002 (date of inception) to October 31, 2010:

March 1, 2002 (date of inception) to October 31, 2010
Net Loss as reported	$(27,372,116)
Add: Stock based option expense included in recorded net loss	89,217
Deduct stock option compensation expense determined under fair value based method	(328,176)
Adjusted Net Loss	$(27,611,075)

The fair value of each option granted from the Company’s stock option plans during the years ended October 31, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option-pricing model. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s Common Stock price, (ii) the periods of time over which employees and Board Directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on the Company’s Common Stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives.  The company used their own historical volatility in determining the volatility to be used. Expected lives are based on contractual terms given the early stage of the business and lack of intrinsic value. The expected dividend yield is zero as the Company has never paid dividends to common shareholders and does not currently anticipate paying any in the foreseeable future.

	Year Ended	Year Ended
	October 31, 2010	October 31, 2009
Expected volatility	156.5%	170.2%
Expected Life	10.0 years	6.0 years
Dividend yield	0	0
Risk-free interest rate	2.75%	3.5%

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that vested during the period. Stock-based compensation expense for the twelve months ended October 31, 2010 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2005 based on the grant date fair value and compensation expense for the share-based payment awards granted subsequent to October 31, 2005 based on the grant date fair value estimated in accordance with the provisions of ASC 718. Compensation expense for all share-based payment awards to be recognized using the straight line method over the requisite service period. As stock-based compensation expense for the fiscal years 2010 and 2009 is based on awards granted and vested, it has been reduced for estimated forfeitures (4.4%). ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The Company accounts for nonemployee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the equity instruments.

3. INTANGIBLE ASSETS

Intangible assets primarily consist of legal and filing costs associated with obtaining patents and licenses. The license and patent costs capitalized primarily represent the value assigned to the Company’s 20-year exclusive worldwide license agreement with Penn which are amortized on a straight-line basis over their remaining useful lives which are estimated to be twenty years from the effective date of Penn Agreement dated July 1, 2002. The value of the license and patents are based on management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future uses. This license now includes the exclusive right to exploit 32 patents issued and 33 patents pending and applied for in most of the largest markets in the world.

As of October 31, 2010, all gross capitalized costs associated with the licenses and patents filed and granted as well as costs associated with patents pending are $2,506,347 as shown under license and patents on the table below. The expirations of the existing patents range from 2014 to 2023 but the expirations can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. No other patent applications with future value were abandoned and charged to expense in the current or prior year. Amortization expense for licensed technology and capitalized patent cost is included in general and administrative expenses.

Under the amended and restated agreement we are billed actual patent expenses as they are passed through from Penn and or billed directly from our patent attorney. The following is a summary of intangible assets as of the end of the following fiscal periods:

	October 31, 2010	October 31, 2009
License	$651,992	$571,275
Patents	1,854,355	1,080,299
Total intangibles	2,506,347	1,651,574
Accumulated Amortization	(380,356)	(279,936)
Intangible Assets	$2,125,991	$1,371,638

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

  4. ACCRUED EXPENSES:

The following table represents the major components of accrued expenses:

	October 31, 2010	October 31, 2009
Salaries and other compensation	$500,927	$768,552
Sponsored Research Agreement	119,698	119,698
Consultants	18,000	29,000
Other	8,500	-
	$647,125	$917,250

  5. NOTES PAYABLE:

Moore Notes

On September 22, 2008, Advaxis entered into an agreement (the “Moore Agreement”) with the Company’s Chief Executive Officer, Thomas Moore, pursuant to which the Company agreed to sell senior promissory notes to Mr. Moore, from time to time (“the Moore Notes”). On June 15, 2009, Mr. Moore and the Company amended the Moore Notes to increase the amounts available pursuant to the Moore Agreement from $800,000 to $950,000 and changed the maturity date of the Moore Notes from June 15, 2009 to the earlier of (i) default under the terms of the Moore Agreement or (ii) the Company’s next equity financing resulting in gross proceeds to the Company of at least $6 million. The Moore Agreement was amended per the terms of the June 18, 2009 Note Purchase Agreement (described below) retroactively to include the same warrant provision provided to investors purchasing notes under the Note Purchase Agreement.

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

The Company issued 1,176,471 shares in satisfaction of $200,000 of the aggregate principal amount outstanding under the Moore Notes. For the twelve months ending October 31,2010, the Company paid Mr. Moore $250,000 in principal and $130,000 in interest.  As of October 31, 2010, the Company was not in default under the terms of the Moore Agreement.

Senior Convertible Promissory Notes

Effective June 18, 2009, the Company entered into a Note Purchase Agreement with certain accredited investors, pursuant to which such investors acquired senior convertible promissory notes of the Company in the aggregate principal face amount of $1,131,353, for an aggregate net purchase price of $961,650. At October 31, 2010, the Company had repaid $1,042,529 of these notes and $88,824 in principal value remained outstanding.

Junior Subordinated Convertible Promissory Notes

Additionally, during October 2009, the company entered into Bridge Note agreements whereby certain accredited investors acquired junior subordinated convertible promissory in the aggregate face amounts of approximately $2.1 million for aggregate net purchase prices of approximately $1.8 million.  As of October 31, 2010, all of these October 2009 Bridge Notes had been repaid or converted into the Company’s common stock as described below.

During the year ended October 31, 2010, we issued to certain accredited investors (i) junior unsecured convertible promissory notes in the aggregate principal face amount of approximately $1,462,000 for an aggregate net purchase price of approximately $1,255,000 and (ii) warrants to purchase 3,270,955 shares of our common stock at original exercise prices ranging from $0.17 to $0.25 per share, subject to adjustments upon the occurrence of certain events.  As a result of the latest round of equity financing with Optimus in September 2010, under the Series B Preferred Stock Purchase Agreement (see Note 11 – Shareholders’ Equity), the Company issued an additional 616,136 warrants to these bridge note holders due to a decrease in the exercise price of their warrants, to $0.15 per share. The company recognized non-cash warrant expense in the income statement for all additional warrants issued to bridge note holders as a result of the above equity financing (See Note 6 for additional information). The bridge notes were issued with original issue discounts ranging from 6% to 18% and are convertible into shares of our common stock.  These notes mature on or before May 31, 2011.

During the twelve months ended October 31, 2010, the company repaid a total of approximately $1,542,000 in principal value and converted $2,420,000 in principal value into 14,237,489 shares of our common stock.  At October 31, 2010, approximately $777,000 in principal value remains and is classified as a current liability on the balance sheet.  The indebtedness represented by these bridge notes is expressly subordinate to our currently outstanding senior secured indebtedness (approximately $89,000 at October 31, 2010).

As of October 31, 2010, all Bridge Notes were originally issued with an original issue discounts ranging from 6% to 18%. Each Investor paid between $0.82 and $.94 for each $1.00 of principal amount of notes purchased at the closing. The bridge notes are convertible into shares of the Company’s common stock at an exercise price contingent on the completion of an equity financing. As a result of the latest round of equity financing with Optimus in September 2010, under the Series B Preferred Stock Purchase Agreement (see Note 11 – Shareholders’ Equity), all the outstanding bridge notes, at October 31, 2010, are convertible into shares of the Company’s common stock at an exercise price of $0.15 per share.  For every dollar invested, each Investor received warrants to purchase 2 ½ shares of common stock (the “Bridge Warrants”) subject to adjustments upon the occurrence of certain events as more particularly described below and in the form of Warrant. As of October 31, 2010 all Bridge Note warrants have an exercise price of $.15 per share. The Bridge Notes may be prepaid in whole or in part at the option of the Company without penalty at any time prior to the Maturity Date. The warrants may be exercised on a cashless basis under certain circumstances.

We refer to all Senior Convertible Promissory Notes and Junior Subordinated Convertible Promissory Notes as “Bridge Notes”.  Activity related to the Bridge Notes from issuance is as follows:

Bridge Note – Principal Value - Issued	$4,740,058
Principal payments on Bridge Notes	(1,542,531)
Bridge Note Conversions	(2,420,373)
Original Issue Discount, net of accreted interest	(21,937)
Fair Value of Attached Warrants at issuance	(1,652,547)
Fair Value of Embedded Derivatives at issuance	(2,158,689)
Accreted interest on embedded derivative and warrant liabilities	3,726,446

Convertible Bridge Notes- as of October 31, 2010	$670,428
Embedded Derivatives Liability at October 31, 2010	81,028
Convertible Bridge Notes and fair value of embedded derivative	$751,456

BioAdvance Note

BioAdvance Biotechnology Greenhouse of Southeastern Pennsylvania Notes (“BioAdvance”) received notes from the Company for $10,000 dated November 13, 2003 and $40,000 dated December 17, 2003 that were each due on the fifth anniversary date thereof. During November 2009, the Company paid $14,788 in full payment of the November 13, 2003 note and BioAdvance agreed to extend the remaining note. During the twelve months ending October 31, 2010, the Company paid $10,000 in accrued interest on the remaining note. As of October 31, 2010, the Company owes approximately $40,000 in principal and $11,000 in interest to BioAdvance. The terms of the outstanding note calls for accrual of 8% interest per annum on the unpaid principal.

6.  DERIVATIVES

The table below lists the Company’s derivative instruments as of October 31, 2010:

Description	Principal	Original Issue Discount	Warrant Liability	Embedded Derivative Liability
Bridge Note 1-June 18, 2009	$1,131,353	$169,703	$250,392	$711,258
Bridge Note II & III-October 26 & 30, 2009	2,147,059	322,059	690,119	868,388
Optimus September 24, 2009	-	-	3,587,625	-
Other outstanding warrants	-	-	12,785,695	-
Total Valuation at Origination	3,278,412	491,762	17,313,831	1,579,646
Change in fair value	-	-	(5,352,697)	(493,132)
Accreted interest	-	(123,846)	-	-
Total Valuation as of October 31, 2009	$3,278,412	$367,916	$11,961,734	$1,086,514
Bridge Notes IV-December 1, 2009 through January 31. 2010	555,882	83,382	207,617	164,400
Bridge Note I- Extension of Maturity Date	-	-	202,500	103,400
Change in fair value	-	-	1,995,372	(905,259)
Accreted interest	-	(225,321)	-	-
Exercise of Common Stock Warrants	-	-	(1,702,073)	-
Total Valuation as of January 31, 2010	$3,834,294	$225,977	$12,665,150	$449,055
Bridge Note V	640,307	97,807	229,619	271,554
Change in fair value	-	-	5,363,854	421,404
Accreted interest	-	(251,188)	-	-
Exercise of common stock warrants	-	-	(1,790,823)	-
Note Payoffs	(1,040,177)	(4,222)	-	(64,354)
Total Valuation as of April 30, 2010	3,434,424	68,374	16,467,800	1,077,659
Issuance of Optimus Warrants	-	-	6,856,946	-
Bridge Note Conversions	(2,420,373)	-	-	(701,718)
Change in fair value	-	-	(3,866,801)	(260,843)
Accreted interest	-	(50,842)	-	-
Exercise of common stock warrants	-	-	(1,475,758)	-
Note Payoffs	(88,236)			(12,665)
Total Valuation as of July 31, 2010	$925,815	$17,532	$17,982,187	$102,433
Bridge Note VI	265,457	25,457	72,300	39,416
Note Payoff	(414,118)	-	-	(46,945)
Issuance of Warrants	-	-	1,042,559	-
Accreted Interest	-	(21,052)	-	-
Exercise of Warrants	-	-	(4,156,797)	-
Change in FV	-	-	(1,934,055)	(13,876)
Total Valuation as of October 31, 2010	$777,154	$21,937	$13,006,194	$81,028

Warrants

As of October 31, 2010, there were outstanding warrants to purchase 103,139,628 shares of our common stock with exercise prices ranging from $0.15 to $0.287 per share. Information on the outstanding warrants is as follows:

Type	ExercisePrice	Amount	Expiration Date	Type
Common Stock Purchase Warrant	$0.15	72,025,662	February 2011 – October 2012	2007 Securities Purchase Agreement
Common Stock Purchase Warrant	$0.15	14,813,851	June 2014 – August 2015	Bridge Notes
Common Stock Purchase Warrant	$0.1952 - $0.287	497,174	February 2011 – February 2012	Vendor & Other

	Subtotal	87,336,687

Common Stock Purchase Warrant	(1)	15,802,941	July 2013	Optimus Preferred Stock Purchase Agreement (7/19/2010)

	Grand Total	103,139,628

(1)    For purposes of this warrant, exercise price means an amount per warrant share equal to the closing sale price of a share of common stock on the applicable tranche notice date.

Warrant Liability/Embedded Derivative Liability

The fair value of the Warrants and Embedded Derivatives are estimated using the BSM model.  The fair value of the Warrants and Embedded Derivatives are estimated using an adjusted BSM model. The Company computes valuations, each quarter, using the BSM model for each derivative instrument to account for the various possibilities that could occur due to changes in the inputs to the BSM model as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). The Company effectively weights each calculation based on the likelihood of occurrence to determine the value of the derivative at the reporting date. As of October 31, 2010, the fair value of the Warrants and Embedded Derivatives were determined to be approximately $13.0 million and $81,000, respectively.  As of October 31, 2009, the fair value of the Warrants and Embedded Derivatives were determined to be approximately $12.0 million and $1.0 million, respectively We increased income approximately $446,000 for net changes in the fair value of the common stock warrant liability and embedded derivative liability for year ending October 31, 2010.  We increased income approximately $5.8 million for net changes in the fair value of the common stock warrant liability and embedded derivative liability for year ending October 31, 2009.

The repricing (“ratchet effect”) of our warrants both in January and September 2010 also increased the company’s warrant liability for the year ending October 31, 2010.  As a result of the increase in warrant liability due to the ratchet effect, the company issued approximately 21.8 million additional warrants to existing warrant holders. These warrants were recorded at their fair values at issuance and will continue to be recorded at fair value each subsequent balance sheet date. Any change in value between reporting periods will be recorded at each reporting date. These warrants will continue to be reported until such time as they are exercised, expire, or mature at which time these derivatives will be adjusted to fair value and reclassified from liabilities to equity. Of the total 21.8 million additional warrants, approximately 3.6 million warrants were issued to bridge note holders. The company recognized non-cash warrant expense of approximately $206,000, for the year ending October 31, 2010, related to the fair value of the additional warrants issued to bridge note holders because they were not contractually obligated (no anti-dilution provisions in their warrant agreements) to receive additional warrants due to ratchet effects.

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

We must grant options under the 2004 Plan within ten years from the effective date of the 2004 Plan. The effective date of the Plan was November 12, 2004. Subject to a number of exceptions, holders of incentive stock options granted under the Plan cannot exercise these options more than ten years from the date of grant. Options granted under the 2004 Plan generally provide for the payment of the exercise price in cash and may provide for the payment of the exercise price by delivery to us of shares of common stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of these methods. Therefore, if it is provided in an optionee’s options, the optionee may be able to tender shares of common stock to purchase additional shares of common stock and may theoretically exercise all of his stock options with no additional investment other than the purchase of his original shares. As of October 31, 2010, 2,319,025 options were granted under the 2004 plan.

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

We must grant options under the 2005 Plan within ten years from the effective date of the 2005 Plan. The effective date of the Plan was January 1, 2005. Subject to a number of exceptions, holders of incentive stock options granted under the 2005 Plan cannot exercise these options more than ten years from the date of grant. Options granted under the 2005 Plan generally provide for the payment of the exercise price in cash and may provide for the payment of the exercise price by delivery to us of shares of common stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of these methods. Therefore, if it is provided in an optionee’s options, the optionee may be able to tender shares of common stock to purchase additional shares of common stock and may theoretically exercise all of his stock options with no additional investment other than the purchase of his original shares. As of October 31, 2010 there were 4,983,667 options granted under the 2005 plan.

            On November 12, 2004, in connection with the recapitalization,(see Note 10), the options granted under the 2002 option plan were canceled, and employees and consultants were granted options of Advaxis under the 2004 plan. The cancellation and replacement had no accounting consequence since the aggregate intrinsic value of the options immediately after the cancellation and replacement was not greater than the aggregate intrinsic value immediately before the cancellation and replacement, and the ratio of the exercise price per share to the fair value per share was not reduced. Additionally, the original options were not modified to accelerate vesting or extend the life of the new options. The table provided in this Note 7 reflects the options on a post recapitalization basis.

2009 Stock Option Plan

Our board of directors adopted the 2009 Stock Option Plan (the “2009 Plan”), effective July 21, 2009, and was approved by our shareholders in June 2010.  An aggregate of 20,000,000 shares (subject to adjustment by the compensation committee) are reserved for issuance upon the exercise of options granted under the plan.    As of October 31, 2010, options to purchase 19,209,732 shares of our common stock have been granted under the 2009 Plan.  The purpose of this plan is to, among other things, (i) comply with certain exclusions from the limitations of Section 162(m) of the Internal Revenue Code of 1986, which we refer to as the Code, and (ii) comply with the incentive stock options rules under Section 422 of the Code.  The maximum number of shares of common stock to which options may be granted to any one individual under the 2009 Plan is 6,000,000 (subject to adjustment by the compensation committee).

A summary of the grants, cancellations and expirations (none were exercised) of the Company’s outstanding options for the periods starting with October 31, 2008 through October 31, 2010 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value

Outstanding as of October 31, 2008	8,812,841	$0.22	6.3	$167,572
Granted	10,150,000	0.10	9.8	294,500
Exercised	-	-	-	-
Cancelled or Expired	(631,250)	0.13	7.5	(15,000)
Outstanding as of October 31, 2009	18,331,591	0.16	6.0	$306,500
Granted	11,075,000	0.16	9.8	42,500
Exercised	(306,000)	0.09	8.1	(16,860)
Cancelled or Expired	(2,633,167)	0.12	8.6	(104,912)
Outstanding as of October 31, 2010	26,467,424	0.16	7.4	415,967
Vested & Exercisable at October 31, 2010	14,157,007	$0.17	6.0	$283,217

The fair value of options granted for the year ended October 31, 2010 amounted to $1,409,841

The following table summarizes significant ranges of outstanding and exercisable options as of October 31, 2010 (number outstanding and exercisable in thousands):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding (000’s)	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable (000’s)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$0.09-0.11	8,133	8.3	0.10	$356,667	5,283	$0.10	$260,833
0.12-0.13	1,750	5.2	$0.13	42,500	583	0.13	14,167
0.14-0.17	11,281	3.0	0.15	16,800	3,055	0.15	8,217
0.18-0.21	606	3.3	0.19	0	539	0.19	0
0.22-0.25	1,308	4.1	0.22	0	1,308	0.22	0
0.26-0.29	3,067	4.0	0.28	0	3,067	0.28	0
0.30-0.43	322	2.3	0.37	0	322	0.37	0
Total	26,467	5.0	$0.16	$415,967	14,157	$0.17	$283,217

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $0.15 as of October 31, 2010.

As of October 31, 2010, there was approximately $1,150,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining average vesting period of 2.3 years.
A summary of the status of the Company’s nonvested shares as of October 31, 2007, and changes during the years ended October 31, 2009 and 2008 are presented below:	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Contractual Term (in years)
Non-vested shares at October 31, 2008	1,413,278	$0.18	7.5
Options granted	6,766,667	$0.10	9.3
Options vested	(1,459,528)	$0.19	6.0
Non-vested shares at October 31, 2009	6,720,417	$0.10	8.7
Options Granted	10,108,333	$0.14	2.8
Options Vested	(4,518,333)	$0.10	1.0
Non-vested shares at October 31, 2010	12,310,417	$0.13	2.3

8. COMMITMENTS AND CONTINGENCIES :

University of Pennsylvania

On May 10, 2010, the Company and Penn entered into a second amendment (the “ Second Amendment Agreement ”) to the 20-year exclusive worldwide license agreement. Pursuant to the Second Amendment Agreement, the Company acquired exclusive licenses for an additional 27 patents related to the Company’s proprietary Listeria vaccine technology, some of which expire as late as 2023. As per the terms of the Second Amendment Agreement, the Company acknowledgedthat it owes Penn approximately $249,000 in patent expenses and $130,000 in sponsored research agreement fees.  As of October 31, 2010, all such payments had been made to Penn.

            In addition, the Company has exercised an option for the rights to seven additional patent dockets at an option exercise fee of $10,000 per patent docket ($70,000 in the aggregate). Pursuant to the terms of the Second Amendment Agreement, Penn has the option to receive the option exercise fee in the form of a cash payment in the amount of $70,000, shares of the Company common stock valued at $140,000 (based on a price per share of the Company’s most recently completed financing round) or a combination of cash and Company common stock (provided that the stock component is not less than 25% of the total payment). Penn elected to receive payment of the option exercise fee in the form of $35,000 in cash and $70,000 in company common stock ( 388,889 shares of common stock were issued at a price of $0.18 per share).

During the year ending October 31, 2010, the Company paid in aggregate $657,049 to Penn under these agreements.

Numoda

On June 19, 2009 we entered into a Master Agreement and on July 8, 2009 we entered into a Project Agreement with Numoda, a leading clinical trial and logistics management company, to oversee Phase II clinical activity with ADXS11-001 for the treatment of invasive cervical cancer and CIN.  Numoda will be responsible globally for integrating oversight and logistical functions with the clinical research organizations, contract laboratories, academic laboratories and statistical groups involved.  The scope of this agreement covers over three years and is estimated to cost approximately $11.2 million for both trials. Per the agreement, the Company is permitted to pay a portion of outstanding charges to Numoda in the form of the Company’s common stock and during May 2010, the Company issued 3,500,000 shares of its common stock to an affiliate of Numoda in satisfaction of $595,000 in services rendered by Numoda to the Company under the Master Agreement. The Company has recorded deferred expenses on the balance sheet for this amount as well as any cash payments made to Numoda and amortizes this amount to expense over the life of the agreement.  For the year ending October 31, 2010 the company paid Numoda approximately $3.2 million.  At October 31, 2010, the balance in deferred expenses was approximately $233,000.

Other
Pursuant to a Clinical Research Service Agreement, the Company is obligated to pay Pharm–Olam International for service fees related to our Phase I clinical trial. As of October 31, 2010, the Company has an outstanding balance of $219,131 on this agreement, which is included in Accounts Payable as of October 31, 2010.

            We are party to a consulting agreement with The Sage Group, a health-care strategy consultant assisting us with a program to commercialize our vaccines.  The initial agreement was entered into in January 2009 and subsequently amended on July 22, 2009.  Pursuant to the terms of agreement, as amended, we have agreed to pay Sage (i) $5,000 per month until an aggregate of $120,000 has been paid to Sage under the consulting agreement and (ii) a 5% commission for certain transactions if completed in the first 24 months of the term of the agreement, reduced to 2% if completed in the 12 months thereafter. The Sage Group has been paid approximately $56,000 through October 31, 2010.

The Company operates under a month to month lease for its laboratory and office space. There are no aggregate future minimum payments due as of October 31, 2010.

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

Under the terms of the agreement, Mr. Moore was entitled to receive a base salary of $250,000 per year, subject to increase to $350,000 per year, his current salary, upon our successful raise of at least $4.0 million (which condition was satisfied on November 1, 2007) and subject to annual review for increases by our board of directors in its sole discretion.  The agreement also provides that Mr. Moore is entitled to receive family health insurance at no cost to him.  Mr. Moore’s employment agreement does not provide for the payment of a bonus.

In connection with our hiring of Mr. Moore, we agreed to grant Mr. Moore up to 1,500,000 shares of our common stock, of which 750,000 shares were issuable on November 1, 2007 upon our successful raise of $4.0 million and 750,000 shares are issuable upon our successful raise of an additional $6.0 million (which condition was satisfied in January 2010 and the shares were then issued in June 2010).  In addition, on December 15, 2006, we granted Mr. Moore options to purchase 2,400,000 shares of our common stock.  Each option is exercisable at $0.143 per share (which was equal to the closing sale price of our common stock on December 15, 2006) and expires on December 15, 2016.  The options vest in 24 equal monthly installments.  On July 21, 2009, we granted Mr. Moore options to purchase 2,500,000 shares of our common stock.  Each option is exercisable at $0.10 per share (which was equal to the closing sale price of our common stock on July 21, 2009) and expires on July 21, 2019.  One-third of these options vested on the grant date, and the remaining vest in one third installments on the first and second anniversary of the grant. On October 14, 2010, we granted Mr. Moore options to purchase 2,000,000 shares of our common stock. Each option is exercisable at $0.15 per share. These options vest over a three year period beginning one year from the grant date.

We have also agreed to grant Mr. Moore 1,500,000 shares of our common stock if the price of common stock (adjusted for any splits) is equal to or greater than $0.40 for 40 consecutive business days.  Pursuant to the terms of his employment agreement, all options will be awarded and vested upon a merger of the company which is a change of control or a sale of the company while Mr. Moore is employed.  In addition, if Mr. Moore’s employment is terminated by us, Mr. Moore is entitled to receive severance payments equal to one year’s salary at the then current compensation level.

 Mr. Moore has agreed to refrain from engaging in certain activities that are competitive with us and our business during his employment and for a period of 12 months thereafter under certain circumstances.  In addition, Mr. Moore is subject to a non-solicitation provision for 12 months after termination of his employment.

Rothman Employment Agreement and Option Agreements.   We previously entered into an employment agreement with Dr. Rothman, Ph.D., dated as of March 7, 2005, that provided that he would serve as our Vice President of Clinical Development for an initial term of one year.  Dr. Rothman’s current salary is $305,000, consisting of $275,000 in cash and $30,000 in stock, payable in our common stock, issued on a semi-annual basis, based on the average closing stock price for such six month period, with a minimum price of $0.20.  While the employment agreement has expired and has not been formally renewed in accordance with the agreement, Dr. Rothman remains employed by us and is currently our Executive V.P. of Clinical and Scientific Operations.

In addition, on March 1, 2005, we granted Dr. Rothman options to purchase 360,000 shares of our common stock.  Each option is exercisable at $0.287 per share (which was equal to the closing sale price of our common stock on March 1, 2005) and expires on March 1, 2015.  All of these options have vested.  On March 29, 2006, we granted Dr. Rothman options to purchase 150,000 shares of our common stock.  Each option is exercisable at $0.26 per share (which was equal to the closing sale price of our common stock on March 29, 2006) and expires on March 29, 2016.  One-fourth of these options vested on the first anniversary of the grant date, and the remaining vest in 12 equal quarterly installments.   On February 15, 2007, we granted Dr. Rothman options to purchase 300,000 shares of our common stock.  Each option is exercisable at $0.165 per share (which was equal to the closing sale price of our common stock on February 15, 2007) and expires on February 15, 2017.  One-fourth of these options vested on the first anniversary of the grant date, and the remaining vest in 12 equal quarterly installments.   Pursuant to the terms of the 2005 plan, at least 75% of Dr. Rothman’s options will be vested upon a merger of the company which is a change of control or a sale of the company while Dr. Rothman is employed, unless the administrator of the plan otherwise allows for all options to become vested.  On July 21, 2009, we granted Mr. Rothman options to purchase 1,750,000 shares of our common stock. Each option is exercisable at $0.10 per share (which was equal to the closing sale price of our common stock on July 21, 2009) and expires on July 21, 2019.  One-third of these options vested on the grant date, and the remaining vest, in one third installments on the first and second anniversary of the grant.  On October 14, 2010, we granted Dr. Rothman options to purchase 2,250,000 shares of our common stock. Each option  is exercisable at $0.15 per share. These options vest over a three year period beginning one year from the grant date.

Dr. Rothman has agreed to refrain from engaging in certain activities that are competitive with us and our business during his employment and for a period of 18 months thereafter under certain circumstances.  In addition, Dr. Rothman is subject to a non-solicitation provision for 18 months after termination of his employment.

9.    INCOME TAXES:

The Company has a net operating loss carry forward of approximately $20,095,366 and $19,466,268 at October 31, 2010 and 2009, respectively, available to offset taxable income through 2030.  Due to change in control provisions, the Company’s utilization of these losses may be limited. The tax effects of loss carry forwards give rise to a deferred tax asset and a related valuation allowance at October 31, as follows:

	2010	2009
Net operating loss carryforwards-federal	$8,038,146	$7,786,507
Stock based compensation	1,202,168	990,700
Research and development tax credits	-	216,134
Less valuation allowance	(9,240,314)	(8,993,341)
Deferred tax asset	$-	$-

The difference between income taxes computed at the statutory federal rate of 34% and the provision for income taxes relates to the following:

	Year ended October 31, 2010	Year ended October 31, 2009	Period from March 1, 2002 (inception) to October 31, 2010
Provision at federal statutory rate	34%	34%	34%
Valuation allowance	(34)	(34)	(34)
	-%	-%	-%

In a letter dated November 13, 2008 from the New Jersey Economic Development Authority we were notified that our application for the New Jersey Technology Tax Certificate Transfer Program was preliminarily approved. Under the State of New Jersey NOL Transfer Program for small business we received a net cash amount of $922,020 on December 12, 2008 from the sale of our State Net Operating Losses (“NOL”) through December 31, 2007 of $1,084,729. In January 2010, the company received a net cash amount of $278,978 from the sale of some of our State Net Operating Losses (“NOL”) through December 31, 2008. The company plans to sell its Net Operating Losses and research tax credits for the 2009 fiscal year under the same State of New Jersey Program for small business.

We adopted ASC 740, Income Taxes, formerly Financial Interpretation Number 48, “Accounting for Uncertain Tax Positions” (“FIN 48”) on November 1, 2007. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109,” Accounting for Income Taxes.” ASC 740 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. We did not establish any additional reserves for uncertain tax liabilities upon adoption of ASC 740. There were no adjustments for uncertain tax positions in the current year.

We will account for interest and penalties related to uncertain tax positions, if any, as part of our provision for federal and state income taxes.

 We do not expect that the amounts of unrecognized benefits will change significantly within the next 12 months.

 We are no longer subject to audit under the statute of limitations by the Internal Revenue Service and state jurisdictions for 2006 through 2009.

10.  CAPITALIZATION

 On November 12, 2004, Great Expectations and Associates, Inc. ("Great Expectations") acquired the Company through a share exchange and reorganization (the "Recapitalization"), pursuant to which the Company became a wholly owned subsidiary of Great Expectations. Great Expectations acquired (i) all of the issued and outstanding shares of common stock of the Company and the Series A preferred stock of the Company in exchange for an aggregate of 15,597,723 shares of authorized, but theretofore unissued, shares of common stock, no par value, of Great Expectations;. Prior to the closing of the Recapitalization, Great Expectations performed a 200-for-1 reverse stock split, thus reducing the issued and outstanding shares of common stock of Great Expectations from 150,520,000 shares to 752,600 shares. Additionally, 752,600 shares of common stock of Great Expectations were issued to the financial advisor in connection with the Recapitalization. Accordingly, the transaction is treated as a recapitalization, rather than a business combination. The historical financial statements of Advaxis are now the historical financial statements of the Company. Historical shareholders' equity (deficiency) of Advaxis has been restated to reflect the recapitalization, and include the shares received in the transaction.

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

The Agreement was reviewed and recommended to the Company’s Board of Directors (the “Board”) by a special committee of the Board and was approved by a majority of the disinterested members of the Board. The Note or Notes, if and when issued, will bear interest at a rate of 12% per annum, compounded quarterly, and will be due and payable on (i) the earlier of the close of the Company’s next equity financing resulting in gross proceeds to the Company of at least $6,000,000 (the “Subsequent Equity Raise”) or (ii) default under the terms of the Moore Agreement (the “Maturity Date”). The Note(s) may be prepaid in whole or in part at the option of the Company without penalty or any time prior to the Maturity Date.

In consideration of Mr. Moore’s agreement to purchase the Notes, the Company agreed that concurrently with the Subsequent Equity Raise, the Company will issue to Mr. Moore a warrant to purchase the Company’s common stock, which will entitle Mr. Moore to purchase a number of shares of the Company’s common stock equal to one share per $1.00 invested by Mr. Moore in the purchase of one or more Notes. Such warrant would contain the same terms and conditions as warrants issued to investors in the Subsequent Equity Raise.  At October 31, 2010, with the agreement of Mr. Moore, the company had not issued these warrants to him.

11. SHAREHOLDERS’ EQUITY:

Series A Preferred Stock Equity Financing

For the twelve months ended October 31, 2010, the Company issued and sold 500 shares of nonconvertible, redeemable Series A Preferred Stock (“Series A Preferred Stock”) to Optimus Life Sciences Capital Partners LLC (“the Investor”) pursuant to the terms of a Preferred Stock Purchase Agreement between the Company and the Investor dated September 24, 2009 (the “Series A Purchase Agreement”).  The aggregate purchase price for the shares of Series A Preferred Stock was $5,000,000 (of which the Company received approximately $4,488,000, net of registration statement costs, commitment and legal fees of approximately $512,000).  No more shares of Series A Preferred Stock remain available under the Series A Purchase Agreement.

In connection with the issuance by the Company of Series A Preferred Stock, described above, an affiliate of the Investor exercised warrants to purchase 36,568,000 shares of the Company’s common stock at exercise prices ranging from $0.17 to $0.20 per share.  The Company, the affiliate and the Investor also agreed to waive certain terms and conditions in the Series A Purchase Agreement and such warrants in order to permit the affiliate of the Investor to exercise such warrants and acquire beneficial ownership of more than 4.99% of the Company’s common stock on the date of exercise.  As permitted by the terms of such warrants, the aggregate exercise price of approximately $6,758,000 to be received by the Company is payable pursuant to 4 year full recourse promissory notes bearing interest at the rate of 2% per annum.

Series B Preferred Stock Financing

On July 19, 2010, the Company entered into a Series B Preferred Stock Purchase Agreement with Optimus (the “Series B Purchase Agreement”), pursuant to which the Investor agreed to purchase, upon the terms and subject to the conditions set forth therein and described below, up to $7.5 million of the Company’s newly authorized, non-convertible, redeemable Series B preferred stock (“Series B Preferred Stock”) at a price of $10,000 per share.  Under the terms of the Series B Purchase Agreement, and after the SEC has declared effective a registration statement relating to the Warrant Shares (as defined below), the Company may from time to time until July 19, 2013, present Optimus with a notice to purchase a specified amount of Series B Preferred Stock. Subject to satisfaction of certain closing conditions, the Investor is obligated to purchase such shares of Series B Preferred Stock on the 10th trading day after the date of the notice. The Company will determine, in its sole discretion, the timing and amount of Series B Preferred Stock to be purchased by the Investor, and may sell such shares in multiple tranches. The Investor will not be obligated to purchase the Series B Preferred Stock upon the Company’s notice (i) in the event the average closing sale price of the Company’s common stock during the nine trading days following delivery of such notice falls below 75% of the closing sale price of the Company’s common stock on the trading day prior to the date such notice is delivered to the Investor, or (ii) to the extent such purchase would result in the Company and its affiliates beneficially owning more than 9.99% of the Company’s outstanding common stock.

            On July 19, 2010, the Company issued 500 shares of Series B Preferred Stock to the Investor (“Series B Exchange Shares”) in exchange for the 500 shares of Series A Preferred Stock issued under the Series A Purchase Agreement so that all shares of the Company’s preferred stock held or subsequently purchased by the Investor under the Series B Purchase Agreement would be redeemable upon substantially identical terms.

Pursuant to the Series B Purchase Agreement, on July 19, 2010, the Company issued to an affiliate of the Investor a three-year warrant to purchase up to 40,500,000 shares of the Company’s common stock (the “Warrant Shares”), at an initial exercise price of $0.25 per share, subject to adjustment as described below.  The warrant will become exercisable on the earlier of (i) the date on which a registration statement registering for resale the shares of common stock issuable upon exercise of the warrant becomes effective and (ii) the first date on which such Warrant shares are eligible for resale without limitation under Rule 144 (assuming a cashless exercise of the warrant).  The warrant consists of and is exercisable in tranches, with a separate tranche being created upon each delivery of a tranche notice under the Series B Purchase Agreement. On each tranche notice date, that portion of the warrant equal to 135% of the tranche amount will vest and become exercisable, and such vested portion may be exercised at any time during the exercise period on or after such tranche notice date. On and after the first tranche notice date and each subsequent tranche notice date, the exercise price of the warrant will be adjusted to the closing sale price of a share of the Company’s common stock on the applicable tranche notice date. The exercise price of the warrant may be paid (at the option of the affiliate of the Investor) in cash or by its issuance of a four-year, full-recourse promissory note, bearing interest at 2% per annum, and secured by a specified portfolio of assets. However, such promissory note is not due or payable at any time that (a) the Company is in default of any preferred stock purchase agreement for Series B Preferred Stock or any warrant issued pursuant thereto, any loan agreement or other material agreement or (b) there are any shares of the Series B Preferred Stock issued or outstanding.

For the period between July 19, 2010 and October 31, 2010 the Company issued and sold 289 shares of nonconvertible, redeemable Series B Preferred Stock (“Series B Preferred Stock”) to Optimus Life Sciences Capital Partners LLC (“the Investor”) pursuant to the terms of the Series B Agreement between the Company and the Investor dated July 19, 2010.  The aggregate purchase price for the shares of Series B Preferred Stock was $2,890,000 (of which the company received $2,545,000, net of commitment and legal fees of $345,000).

In connection with the issuance by the Company of the Series B Preferred Stock described above, an affiliate of the Investor exercised  warrants to purchase 24,697,059 shares of the Company’s common stock at exercise prices ranging from $0.15 to $0.17 per share.  The Company, the affiliate and the Investor also agreed to waive certain terms and conditions in the Series B Purchase Agreement and such warrants in order to permit the affiliate of the Investor to exercise such warrants and acquire beneficial ownership of more than 4.99% of the Company’s common stock on the date of exercise.  As permitted by the terms of such warrants, the aggregate purchase price of approximately $3,901,500 received by the Company is payable pursuant to four year, full recourse promissory notes bearing interest at the rate of 2% per annum.

On September 28, 2010, Advaxis, Inc. (the “ Company ”) issued and sold 165 shares of Series B preferred stock (part of the 289  preferred shares sold between July 19, 2010 and October 31, 2010) to Optimus pursuant to the terms of the Series B Purchase Agreement.  The aggregate purchase price for the shares of Series B Preferred Stock was $1.65 million (of which the Company received $1.505 million.  The Company has agreed to pay a fee of $140,000 to the Investor in consideration of (i) the closing of the purchase of the Series B Preferred Stock taking place prior to 10 trading days following the delivery of the tranche notice as required by the Purchase Agreement, (ii) the Investor allowing the Company to increase the amount of the original tranche notice after it was originally delivered to the Investor and (iii) the waiver by the Investor of a closing condition under the Purchase Agreement.  As of September 28, 2010, 461 shares of Series B Preferred Stock remained available for sale under the Series B Purchase Agreement.

In connection with the September 28, 2010 issuance by the Company of the Series B Preferred Stock described above, an affiliate of Optimus exercised a warrant to purchase 14,850,000 shares of the Company’s common stock at an exercise price of $0.15 per share.  As permitted by the terms of these warrants, the aggregate exercise price of approximately $2,227,500 received by the Company is payable pursuant to four-year full recourse promissory notes bearing interest at the rate of 2% per year.

Warrants

Almost all of our warrants (except the warrants issued to an affiliate of Optimus) contain “full-ratchet” anti-dilution provisions originally set at $0.20 with a term of five years.  The Optimus exercise of warrants on January 11, 2010 triggered the anti dilution provisions of the warrant agreements requiring a reset of both the price of these warrants (from $.20 to $.17) and an increase in amount of warrants.  Subsequently, the Optimus exercise of warrants on September 28, 2010 triggered the anti-dilution provisions of the warrant agreements requiring a reset of both the price of these warrants (from $0.17 to $0.15) and an increase in the amount of warrants.  Therefore, any future financial offering or instrument issuance below $0.15 per share of the Company’s common stock or warrants (subject to certain exceptions) will cause further anti-dilution and/or repricing provisions in   the above mentioned 87.4 million outstanding warrants (see table in Note 5). During September 2010, the company issued additional warrants to bridge note holders to mirror the “ratchet effect” warrants and repricing of the 2007 Private Placement transaction. In September 2010, the company issued approximately 1.9 million of such warrants to bridge note holders, valued using the BSM model, at approximately, $206,000.

12. Fair Value

The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact. The guidance describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities

•
Level 2— Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of October 31, 2010:

Level 2
2010

Fair Value of Embedded Derivative	$81,028

Common Stock Warrants	13,006,194

Total	$13,087,222

The derivative instruments were valued using the market approach, which is considered Level 2 because it uses inputs other than quoted prices in active markets that are either directly or indirectly observable. Accordingly, the derivatives were valued using the Black-Scholes model as described in Note 6.

13. SUBSEQUENT EVENTS

Series B Preferred Equity Financing

On November 15, 2010, Advaxis, Inc. (the “ Company ”) issued and sold 61 shares of Series B preferred to Optimus pursuant to the terms of the Series B Purchase Agreement.  The aggregate purchase price for the shares of Series B Preferred Stock was $610,000 (of which the Company received $605,000. As of November 5, 2010, 400 shares of Series B Preferred Stock remained available for sale under the Series B Purchase Agreement.

In connection with the November 15, 2010 issuance by the Company of the Series B Preferred Stock described above, an affiliate of Optimus exercised a warrant to purchase 5,312,903 shares of the Company’s common stock at an exercise price of $0.155 per share.  As permitted by the terms of these warrants, the aggregate exercise price of approximately $823,500 received by the Company is payable pursuant to four-year full recourse promissory notes bearing interest at the rate of 2% per year.

On December 30, 2010, Advaxis, Inc. (the “ Company ”) issued and sold 72 shares of Series B preferred to Optimus pursuant to the terms of the Series B Purchase Agreement.  The aggregate purchase price for the shares of Series B Preferred Stock was $720,000. The company received approximately $473,000 (net of $150,000 used to repay a short-term promissory note due Optimus, approximately $20,000 in legal and early payment fees and approximately $77,000 in redemption fees).

On December 30, 2010, immediately following the closing of the above Transaction, the Company redeemed two hundred twenty-six (226) shares of Series B Preferred Stock held by the Investor for an aggregate redemption price of $3,141,004 consisting of (i) cash in an amount of $76,622 and (ii) cancellation of certain promissory notes issued by an affiliate of the Investor to the Company in the aggregate amount of $3,064,382.  As of December 30, 2010, 328 shares of Series B Preferred Stock remained available for sale under the Series B Purchase Agreement.

In connection with the December 30, 2010 issuance by the Company of the Series B Preferred Stock described above, an affiliate of Optimus exercised a warrant to purchase 6,480,000 shares of the Company’s common stock at an exercise price of $0.15 per share.  As permitted by the terms of these warrants, the aggregate exercise price of approximately $972,000 received by the Company is payable pursuant to four-year full recourse promissory notes bearing interest at the rate of 2% per year.

Junior Subordinated Convertible Promissory Notes

In November 2010, the Company entered into Bridge Note agreements whereby certain accredited investors acquired junior subordinated convertible promissory notes of the Company in the aggregate face amounts of approximately $432,000 for aggregate net purchase prices of $410,000. These junior subordinated convertible promissory notes mature in 60 days from their origination, subject to certain provisions in the note agreement.  In addition, the Company also entered into Bridge Note agreements whereby certain accredited investors acquired junior subordinated convertible promissory notes of the Company in the aggregate face amounts of approximately $500,000 for aggregate net purchase prices of $425,000.  These junior subordinated convertible promissory notes mature on or before August 31, 2011, subject to certain provisions in the note agreement.

In November 2010, the Company repaid five junior bridge notes that were due during fiscal 2010, in the principal amounts of $187,582.  Approximately $206,500 in unpaid principal, due prior to October 31, 2010, remains outstanding as of January 24, 2011.

In January 2011, the Company entered into one Bridge Note agreement whereby an accredited investor acquired a junior subordinated convertible promissory note of the Company in the aggregate face amounts of approximately $352,000 for an aggregate net purchase price of $300,000. This junior subordinated convertible promissory note matures 9 months from its origination, subject to certain provisions in the note agreement.