Form 10-K/A
period 2010-10-31
Advaxis, Inc.
filed 2011-02-25
CIK 1100397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2010 as filed with the United States Securities and Exchange Commission (the “SEC”) on January 31, 2011 (the “Original Filing”), amends and restates (i) Item 8 of Part II of the Original Filing to correct typographical errors in the Statement of Operations on page F-3 of the Original Filing (see page F-3 below) and to update the last paragraph of the Subsequent Events footnote on page F-24 of the Original Filing (see page F-24 below) as of February 16, 2011 and (ii) Items 10 through 14 of Part III that were previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the SEC within 120 days after the end of the fiscal year. We do not now anticipate that the Company’s definitive proxy statement involving the election of directors will be filed by February 28, 2011 (i.e., within 120 days after the end of the Company’s 2010 fiscal year).

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 amends the Original Filing and contains new certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other amendments have been made to the Original Filing. This Amendment No. 1 continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained therein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

Table of Contents
Form 10-K Index

PART II

Item 8: Financial Statements and Supplementary Data.

The index to Financial Statements appears on the page immediately prior to page F-1, the Report of the Independent Registered Public Accounting Firm appears on page F-1, and the Financial Statements and Notes to Financial Statements appear on pages F-2 to F-24.

PART III

Item 10:  Directors, Executive Officers, Corporate Governance

Executive Officers, Directors and Key Employees

The following are our executive officers and directors and their respective ages and positions as of January 27, 2011:

Name	Age	Position

Thomas A. Moore	60	Chief Executive Officer and Chairman of our Board of Directors
Dr. James Patton	52	Director
Roni A. Appel	43	Director
Dr. Thomas McKearn	61	Director
Richard Berman	68	Director
John Rothman, Ph.D.	62	Executive Vice President of Clinical and Scientific Operations
Mark J. Rosenblum	57	Chief Financial Officer, Senior Vice President and Secretary

Thomas A. Moore.  Mr. Moore joined our Board as an independent director in September 2006. Effective December 15, 2006, Mr. Moore was appointed our Chairman and Chief Executive Officer.  He is currently also a director of MD Offices, an electronic medical records provider, and Opt-e-scrip, Inc., which markets a clinical system to compare multiple drugs in the same patient.  He also serves as Chairman of the board of directors of Mayan Pigments, Inc., which has developed and patented Mayan pigment technology.  Previously, from June 2002 to June 2004 Mr. Moore was President and Chief Executive Officer of Biopure Corporation, a developer of oxygen therapeutics that are intravenously administered to deliver oxygen to the body’s tissues.  From 1996 to November 2000 he was President and Chief Executive Officer of Nelson Communications.  Prior to 1996, Mr. Moore had a 23-year career with the Procter & Gamble Company in multiple managerial positions, including President of Health Care Products where he was responsible for prescription and over-the-counter medications worldwide, and Group Vice President of the Procter & Gamble Company.  Mr. Moore is a graduate of Princeton University. Mr. Moore’s extensive business, managerial, executive and leadership experience in the healthcare industry make him particularly qualified to serve on our Board.

Mr. Moore is subject to a five year injunction, which came about because of a civil action captioned Securities & Exchange Commission v. Biopure Corp. et al. , No. 05-11853-PBS (D. Mass.), filed on September 14, 2005, which alleged that Mr. Moore made and approved misleading public statements about the status of FDA regulatory proceedings concerning a product manufactured by his former employer, Biopure Corp.  Mr. Moore vigorously defended the action.  On December 11, 2006, the SEC and Mr. Moore jointly sought a continuance of all proceedings based upon a tentative agreement in principle to settle the SEC action.  The SEC’s Commissioners approved the terms of the settlement, and the court formally adopted the settlement.

Dr. James Patton.  Dr. Patton has served as a member of our board of directors since February 2002, as Chairman of our board of directors from November 2004 until December 31, 2005 and as Advaxis’ Chief Executive Officer from February 2002 to November 2002.  Since February 1999, Dr. Patton was the the Vice President of Millennium Oncology Management, Inc., which provides management services for radiation oncology care to four sites.  Dr. Patton has been a trustee of Dundee Wealth US, a mutual fund family since October 2006.  In addition, he has been President of Comprehensive Oncology Care, LLC since 1999, a company which owned and operated a cancer treatment facility in Exton, Pennsylvania until its sale in 2008.  From February 1999 to September 2003, Dr. Patton also served as a consultant to LibertyView Equity Partners SBIC, LP, a venture capital fund based in Jersey City, New Jersey.  From July 2000 to December 2002, Dr. Patton served as a director of Pinpoint Data Corp. From February 2000 to November 2000, Dr. Patton served as a director of Healthware Solutions.  From June 2000 to June 2003, Dr. Patton served as a director of LifeStar Response.  He earned his B.S. from the University of Michigan, his Medical Doctorate from Medical College of Pennsylvania, and his M.B.A. from Penn’s Wharton School.  Dr. Patton was also a Robert Wood Johnson Foundation Clinical Scholar.  He has published papers regarding scientific research in human genetics, diagnostic test performance and medical economic analysis.  Dr. Patton’s experience as a trustee and consultant to funds that invest in life science companies provide him with the perspective from which we benefit. Additionally, Dr. Patton’s medical experience and service as a principal and director of other life science companies makes Dr. Patton particularly qualified to serve as our director.

Roni A. Appel.  Mr. Appel has served as a member of our board of directors since November 2004.  He was our President and Chief Executive Officer from January 1, 2006 and Secretary and Chief Financial Officer from November 2004, until he resigned as our Chief Financial Officer on September 7, 2006 and as our President, Chief Executive Officer and Secretary on December 15, 2006.  From 1999 to 2004, he was a partner and managing director of LV Equity Partners (f/k/a LibertyView Equity Partners).  From 1998 until 1999, he was a director of business development at Americana Financial Services, Inc.  From 1994 to 1998 he was an attorney and completed his MBA at Columbia University. Mr. Appel’s longstanding service with us and his entrepreneurial investment career in early stage biotech businesses qualify him to serve as our director.

Dr. Thomas McKearn .  Dr. McKearn has served as a member of our board of directors since July 2002.  He brings more than 25 years of experience in the translation of biotechnology science into oncology products.  First as one of the founders of Cytogen Corporation, then as an Executive Director of Strategic Science and Medicine at Bristol-Myers Squibb and now as the VP of Strategic Medical Affairs at Agennix, Inc. (formerly GPC-Biotech), he has worked at bringing the most innovative laboratory findings into the clinic and through the FDA regulatory process for the benefit of cancer patients who need better ways to cope with their afflictions.  Prior to entering the biotechnology industry in 1981, Dr. McKearn received his medical, graduate and post-graduate training at the University of Chicago and served on the faculty of the Medical School at the University of Pennsylvania. Dr. McKearn’s experience in managing life science companies, his knowledge of medicine and his commercialization of biotech products particularly qualify him to serve as our director.

Richard Berman.  Mr. Berman has served as a member of our board of directors since September 1, 2005.  In the last five years, he served as a professional director and/or officer of about a dozen public and private companies.  He is currently Chairman of NexMed, Inc., a public biotech company, and National Investment Managers.  Mr. Berman is a director of six public companies: Broadcaster, Inc., Easy Link Services International, Inc., NexMed, Inc., National Investment Managers, Advaxis, Inc., and NeoStem, Inc.  Previously, Mr. Berman worked at Goldman Sachs and was Senior Vice President of Bankers Trust Company, where he started the M&A and Leverage Buyout Departments.  He is a past Director of the Stern School of Business of New York University, where he earned a B.S. and an M.B.A. He also has law degrees from Boston College and The Hague Academy of International Law. Mr. Berman’s extensive knowledge of our industry, his role in the governance of publically held companies and his directorships in other life science companies qualify him to serve as our director.

John Rothman, Ph.D.  Dr. Rothman joined our company in March 2005 as Vice President of Clinical Development and as of December 12, 2008 he was appointed to Executive Vice President of Clinical and Scientific Operations.  From 2002 to 2005, Dr. Rothman was Vice President and Chief Technology Officer of Princeton Technology Partners.  Prior to that he was involved in the development of the first interferon at Schering Inc., was director of a variety of clinical development sections at Hoffman LaRoche, and the Senior Director of Clinical Data Management at Roche.  While at Roche his work in Kaposi’s Sarcoma became the clinical basis for the first filed BLA which involved the treatment of AIDS patients with interferon.  Dr. Rothman completed his doctorate at City University of Los Angeles.

Mark J. Rosenblum. Effective as of January 5, 2010, Mr. Rosenblum joined our company as our Chief Financial Officer, Senior Vice President and Secretary. Mr. Rosenblum was the Chief Financial Officer of HemobioTech, Inc., a public company primarily engaged in the commercialization of human blood substitute technology licensed from Texas Tech University, from April 1, 2005 until December 31, 2009. From August 1985 through June 2003, Mr. Rosenblum was employed by Wellman, Inc., a public chemical manufacturing company.  Between 1996 and 2003, Mr. Rosenblum was the Chief Accounting Officer, Vice President and Controller at Wellman, Inc. Mr. Rosenblum holds both a Masters in Accountancy and a B.S. degree from the University of South Carolina. Mr. Rosenblum is a certified public accountant.

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

Director Independence

In accordance with the disclosure requirements of the SEC, and since the Over-The-Counter Bulletin Board (OTCBB) does not have its own rules for director independence, we have adopted the NASDAQ listing standards for independence effective April 2010. Although we are not presently listed on any national securities exchange, each of our directors, other than Mr. Thomas A. Moore and Mr. Roni Appel, is independent in accordance with the definition set forth in the NASDAQ rules. Each current member of the Audit Committee and Compensation Committee is an independent director under the NASDAQ standards. The Board considered the information included in transactions with related parties as outlined below along with other information the Board considered relevant, when considering the independence of each director.

Committees of the Board of Directors

Our board of directors has three standing committees: the audit committee, the compensation committee, and the nominating and corporate governance committee.

Audit Committee

The audit committee of our board of directors is currently composed of two directors, both of whom satisfy the independence standards for audit committee members under the NASDAQ rules (although our securities are not listed on the NASDAQ stock market but are quoted on the OTC Bulletin Board).  For fiscal 2010, the audit committee was composed of Mr. Berman and Dr. Patton, with Mr. Berman serving as the audit committee’s financial expert as defined under Item 407 of Regulation S-K of the Securities Act of 1933, as amended, which we refer to as the Securities Act. Our board of directors has determined that the audit committee financial expert is independent as defined in (i) Rule 10A-3(b)(i)(ii) under the Exchange Act and (ii) under Section 121 B(2)(a) of the NYSE Amex Equities Company Guide (although our securities are not listed on the NYSE Amex Equities but are quoted on the OTC Bulletin Board).

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

Nominating and Corporate Governance Committee

The nominating and corporate governance committee of our board of directors currently consists of Mr. Berman and Mr. Moore. The nominating and corporate governance committee did not meet in fiscal 2010.  The functions of the nominating and corporate governance committee include the following:

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

The nominating and corporate governance committee will consider director candidates recommended by eligible stockholders. Stockholders may recommend director nominees for consideration by the nominating and corporate governance committee by writing to the Nominating and Corporate Governance, Attention: Chairman, Advaxis, Inc., Technology Centre of New Jersey, 675 US Highway One, New Brunswick, New Jersey, 08902. Any recommendations for director made to the nominating and corporate governance committee should include the nominee’s name and qualifications for membership on our board of directors, and should include the following information for each person being recommended or nominated for election as a director:

•	The name, age, business address and residence address of the person;

•	The principal occupation or employment of the person;

•	The number of shares of our common stock which the person owns beneficially or of record; and

•
Any other information relating to the person that must be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors under Section 14 of the Exchange Act and its rules and regulations.

In addition, the stockholder’s notice must include the following information about such stockholder:

•	The stockholder’s name and record address;

•	The number of shares of our common stock that the stockholder owns beneficially or of record;

•
A description of all arrangements or understandings between the stockholder and each proposed nominee and any other person or persons, including their names, pursuant to which the nomination is to be made;

•	A representation that the stockholder intends to appear in person or by proxy at the annual meeting to nominate the person or persons named in such stockholder’s notice; and

•
Any other information about the stockholder that must be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors under Section 14 of the Exchange Act and its rules and regulations.

The notice must include a written consent by each proposed nominee to being named as a nominee and to serve as a director if elected. No person will be eligible for election as a director of ours unless recommended by the nominating and corporate governance committee and nominated by our board of directors or nominated in accordance with the procedures set forth above. Candidates proposed by stockholders for nomination are evaluated using the same criteria as candidates initially proposed by the nominating and corporate governance committee.

We must receive the written nomination for an annual meeting not less than 90 days and not more than 120 days prior to the first anniversary of the previous year’s annual meeting of stockholders, or, if no annual meeting was held the previous year or the date of the annual meeting is advanced more than 30 days before or delayed more than 60 days after the anniversary date, we must receive the written nomination not more than 120 days prior to the annual meeting and not less than the later of 90 days prior to the annual meeting or ten days following the day on which public announcement of the date of the annual meeting is first made. For a special meeting, we must receive the written nomination not less than the later of 90 days prior to the special meeting or ten days following the day on which public announcement of the date of the special meeting is first made.

The nominating and corporate governance committee expects, as minimum qualifications, that nominees to our board of directors (including incumbent directors) will enhance our board of director’s management, finance and/or scientific expertise, will not have a conflict of interest and will have a high ethical standard. A director nominee’s knowledge and/or experience in areas such as, but not limited to, the medical, biotechnology, or life sciences industry, equity and debt capital markets and financial accounting are likely to be considered both in relation to the individual’s qualification to serve on our board of directors and the needs of our board of directors as a whole. Other characteristics, including but not limited to, the director nominee’s material relationships with us, time availability, service on other boards of directors and their committees, or any other characteristics which may prove relevant at any given time as determined by the nominating and corporate governance committee shall be reviewed for purposes of determining a director nominee’s qualification.

Candidates for director nominees are evaluated by the nominating and corporate governance committee in the context of the current composition of our board of directors, our operating requirements and the long-term interests of our stockholders. The nominating and corporate governance committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The nominating and corporate governance committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of our board of directors. In the case of incumbent directors whose terms of office are set to expire, the nominating and corporate governance committee reviews such directors’ overall service to us during their term, including the number of meetings attended, level of participation, quality of performance, and any other relationships and transactions that might impair such directors’ independence. The nominating and corporate governance committee meets to discuss and consider such candidates’ qualifications and then selects a nominee for recommendation to our board of directors by majority vote. To date, the nominating and corporate governance committee has not paid a fee to any third party to assist in the process of identifying or evaluating director candidates.

Compensation Committee Interlocks and Insider Participation

The current members of the compensation committee are Mr. Berman and Dr. McKearn. Currently, none of such persons is an officer or employee of us or any of our subsidiaries. During fiscal 2010, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director or member of our compensation committee. No interlocking relationship, as defined by the Securities Exchange Act of 1934, as amended, exists between our board of directors or our Compensation Committee and the board of directors or compensation committee of any other company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and each person who owns more than ten percent of a registered class of our equity securities (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended October 31, 2010 and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than ten percent of the Company’s common stock complied with all Section 16(a) filing requirements during such fiscal year.

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

A copy of our code of ethics has been filed with the SEC as an exhibit to our Form 8-K dated November 12, 2004.

Item 11:  Executive Compensation

Summary Compensation Table

The following table sets forth the information as to compensation paid to or earned by our Chief Executive Officer and our two other most highly compensated executive officers during the fiscal years ended October 31, 2010 and 2009.  These individuals are referred to in this prospectus as our named executive officers.  As none of our named executive officers received non-equity incentive plan compensation or nonqualified deferred compensation earnings during the fiscal years ended October 31, 2010 and 2009, we have omitted those columns from the table.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Award(s) (1)		Option Award(s) (1)	All Other Compensation		Total

Thomas A. Moore,	2010	$350,000	$-	$135,000	(7)	$224,800	$142,174	(3)	$851,974
CEO and Chairman	2009	350,000	-	71,250	(7)	223,500	17,582	(2)	662,332

Dr. John Rothman,	2010	250,000	50,000	30,000	(4)	252,900	29,451	(5)	612,351
Executive VP of Science & Operations	2009	250,000	-	30,000	(4)	156,450	23,797	(5)	460,247

Mark J. Rosenblum	2010	225,000	-			134,880	8,494	(6)	368,374
Chief Financial Officer	2009	-	-	-		-	-		-

(1)
The amounts shown in this column represent the fair value on grant date in accordance with ASC 718 using the assumptions described under Stock Compensation in Note 2 to our financial statements included elsewhere in this prospectus.

(2)	Based on our cost of Mr. Moore’s coverage for health care.

(3)	Based on our cost of Mr. Moore’s coverage for health care and interest received for the Moore Notes.

(4)	Represents $30,000 of base salary paid in shares of our common stock in lieu of cash, based on the average monthly stock price.

(5)	Based on our cost of his coverage for health care and the 401K company match he received.

(6)	Based on our cost of his coverage for health care.

(7)
For 2010, represents 750,000 shares of our common stock granted to Mr. Moore based on the financial raise milestone in his employment agreement valued at the market close price on June 29, 2010. For 2009, represents 750,000 shares of the Company’s common stock granted to him based on the financial raise milestone in his employment agreement valued at the market close price on April 4, 2008.

Discussion of Summary Compensation Table

We are party to an employment agreement with each of our named executive officers who is presently employed by us, other than Mr. Rosenblum.  Each employment agreement sets forth the terms of that officer’s employment, including among other things, salary, bonus, non-equity incentive plan and other compensation, and its material terms are described below.  In fiscal 2009 and fiscal 2010, we granted stock options to our named executive officers to purchase shares of our common stock and issued stock to our Chief Executive Officer.  The material terms of these grants are also described below.

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

In connection with our hiring of Mr. Moore, we agreed to grant Mr. Moore up to 1,500,000 shares of our common stock, of which 750,000 shares were issued on November 1, 2007 upon our successful raise of $4.0 million and 750,000 shares were issued on June 29, 2010 upon our successful raise of an additional $6.0 million (which condition was satisfied in January 2010).  In addition, on December 15, 2006, we granted Mr. Moore options to purchase 2,400,000 shares of our common stock.  Each option is exercisable at $0.143 per share (which was equal to the closing sale price of our common stock on December 15, 2006) and expires on December 15, 2016.  The options vested in 24 equal monthly installments.  On July 21, 2009, we granted Mr. Moore options to purchase 2,500,000 shares of our common stock.  Each option is exercisable at $0.10 per share (which was equal to the closing sale price of our common stock on July 21, 2009) and expires on July 21, 2019.  One-third of these options vested on the grant date, one-third of these options vested on the first anniversary of the grant and the remaining one-third will vest on the second anniversary of the grant.  On October 14, 2010, we granted Mr. Moore options to purchase 2,000,000 shares of our common stock. Each option is exercisable at $0.15 per share. These options vest over a three year period beginning one year from the grant date.

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

Rothman Employment Agreement and Option Agreements.   We previously entered into an employment agreement with Dr. Rothman, Ph.D., dated as of March 7, 2005, that provided that he would serve as our Vice President of Clinical Development for an initial term of one year.  Dr. Rothman’s current salary is $305,000, consisting of $275,000 in cash and $30,000 in stock, payable in our common stock, based on the average closing stock price for such six month period.  While the employment agreement has expired and has not been formally renewed in accordance with the agreement, Dr. Rothman remains employed by us and is currently our Executive V.P. of Clinical and Scientific Operations.

In addition, on March 1, 2005, we granted Dr. Rothman options to purchase 360,000 shares of our common stock. Each option is exercisable at $0.287 per share (which was equal to the closing sale price of our common stock on March 1, 2005) and expires on March 1, 2015.  All of these options have vested.  On March 29, 2006, we granted Dr. Rothman options to purchase 150,000 shares of our common stock.  Each option is exercisable at $0.26 per share (which was equal to the closing sale price of our common stock on March 29, 2006) and expires on March 29, 2016.   One-fourth of these options vested on the first anniversary of the grant date, and the remaining vest in 12 equal quarterly installments.   On February 15, 2007, we granted Dr. Rothman options to purchase 300,000 shares of our common stock.  Each option is exercisable at $0.165 per share (which was equal to the closing sale price of our common stock on February 15, 2007) and expires on February 15, 2017.  One-fourth of these options vested on the first anniversary of the grant date, and the remaining vest in 12 equal quarterly installments.   Pursuant to the terms of the 2005 plan, at least 75% of Dr. Rothman’s options will be vested upon a merger of the company which is a change of control or a sale of the company while Dr. Rothman is employed, unless the administrator of the plan otherwise allows for all options to become vested.  On July 21, 2009, we granted Mr. Rothman options to purchase 1,750,000 shares of our common stock.  Each option is exercisable at $0.10 per share (which was equal to the closing sale price of our common stock on July 21, 2009) and expires on July 21, 2019.  One-third of these options vested on the grant date, one-third of these options vested on the first anniversary of the grant and the remaining one-third will vest on the second anniversary of the grant.  On October 14, 2010, we granted Dr. Rothman options to purchase 2,250,000 shares of our common stock. Each option is exercisable at $0.15 per share. These options vest over a three year period beginning one year from the grant date.

Dr. Rothman has agreed to refrain from engaging in certain activities that are competitive with us and our business during his employment and for a period of 18 months thereafter under certain circumstances.  In addition, Dr. Rothman is subject to a non-solicitation provision for 18 months after termination of his employment.

Rosenblum Compensation.  Mr. Rosenblum serves as our Chief Financial Officer, Senior Vice President and Secretary.  His current salary is $240,000 per annum, with a discretionary bonus of up to 30% of his base compensation awarded annually in March beginning in 2011.  While an employment agreement has not been formally entered into, Mr. Rosenblum remains employed by us.

In addition, on January 5, 2010 Mr. Rosenblum was granted options to purchase 1,000,000 shares of the our common stock with an exercise price equal to $0.128.  One third of these options vested on the date of grant, one third vested on January 5, 2011, and one third vests on the second anniversary of the date of grant.  On October 14, 2010, we granted Mr. Rosenblum options to purchase 1,200,000 shares of our common stock. Each option is exercisable at $0.15 per share. These options vest over a three year period beginning one year from the grant date.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about the number of outstanding equity awards held by our named executive officers at October 31, 2010.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Thomas A. Moore	1,666,667	833,333	(1)	—	0.100	7/21/19	—	$—	—	—
	2,400,000	—		—	0.143	12/15/16	—	—	—	—
		2,000,000	(2)	—	0.15	10/14/20	—	—	—	—
Dr. John Rothman	1,166,667	583,333	(3)	—	0.100	7/21/19	—	—	—	—
	360,000	—		—	0.287	3/1/15	—	—	—	—
	150,000	-		—	0.260	3/29/16	—	—	—	—
	281,250	18,750	(4)	—	0.165	2/15/17	—	—	—	—
		2,250,000	(5)	—	0.15	10/14/20	—	—	—	—
Mark J. Rosenblum	666,666	333,334	(6)	—	0.1291	1/05/20	—	—	—	—
		1,200,000	(7)	—	0.15	10/14/20	—	—	—	—

(1)
Of these options, approximately 833,333 became exercisable on July 21, 2009, approximately 833,333 became exercisable on July 21, 2010 and approximately 833,333 will become exercisable on July 21, 2011.

(2)
Of these options, approximately 666,666 will become exercisable on October 14, 2011, approximately 666,667 will become exercisable on October 14, 2012 and approximately 666,667 will become exercisable on October 14, 2013.

(3)
Of these options, approximately 583,333 became exercisable on July 21, 2009, approximately 583,333 became exercisable on July 21, 2010 and approximately 583,333 will become exercisable on July 21, 2011.

(4)
Of these options, 75,000 became exercisable on February 15, 2008, 18,750 became exercisable in each quarter from the quarter ended April 30, 2008 through the quarter ended October 31, 2010, and 18,750 become exercisable February 15, 2011.

(5)	Of these options, 750,000 will become exercisable on October 14, 2011, 750,000 will become exercisable on October 14, 2012 and 750,000 will become exercisable on October 14, 2013.

(6)	Of these options, 333,333 became exercisable on January 5, 2010, 333,333 became exercisable on January 5, 2011 and 333,334 will become exercisable on January 5, 2012.

(7)	Of these options, 400,000 will become exercisable on October 14, 2011, 400,000 will become exercisable on October 14, 2012 and 400,000 will become exercisable on October 14, 2013.

Director Compensation

All of our non-employee directors earn a combination of cash compensation and awards of shares of our common stock.  Each non-employee director (other than Mr. Berman) earns 6,000 shares of our common stock per quarter. Additionally, each non-employee director earns $2,000 for each board meeting attended in person and $750 for each telephonic board meeting. In addition, each member of a committee of the Board earns $2,000 per meeting attended in person held on days other than board meeting days and $750 for each telephonic committee meeting. In addition, Mr. Berman, earns $2,000 a month in shares of our common stock based on the average closing price of our common stock for the preceding month.  The non-employee director compensation that was earned for the twelve months ended October 31, 2010, was not paid or issued. Our employee director does not receive any compensation for his services as a director.

The table below summarizes the compensation that was earned by our non-employee directors for fiscal 2010. As none of our non-employee directors received non-equity incentive plan compensation or nonqualified deferred compensation earnings during fiscal 2010, we have omitted those columns from the table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)(1)		All other Compensation ($)	Total ($)

Roni A. Appel	$5,500	$4,020	(2)	$28,100	(3)	—	$37,620
Dr. James Patton	9,000	4,020	(2)	28,100	(3)	—	41,120
Dr. Thomas McKearn	3,500	4,020	(2)	44,960	(4)	—	52,480
Richard Berman	7,750	24,000	(5)	44,960	(4)	—	76,710

(1)
The amounts shown in this column represent the fair value on grant date in accordance with ASC 718 using the assumptions described under Stock Compensation in Note 2 to our financial statements included elsewhere in this prospectus.

(2)	Represents the grant date fair value of 6,000 shares of our common stock a quarter earned (but not paid or issued) if the member attends at least 75% of the meetings annually.

(3)	Based on the grant date fair value ($0.1124) of 250,000 options granted on October 14, 2010.

(4)	Based on the grant date fair value ($0.1124) of 400,000 options granted on October 14, 2010.

(5)	Based on $24,000 of compensation in the form of shares of our common stock earned but not issued to date.

2004 Stock Option Plan

In November 2004, our board of directors adopted and our stockholders approved the 2004 Stock Option Plan, which we refer to as the 2004 plan.  The 2004 plan provides for the grant of options to purchase up to 2,381,525 shares of our common stock to employees, officers, directors and consultants.  Options may be either “incentive stock options” or non-qualified options under the Federal tax laws.  Incentive stock options may be granted only to our employees, while non-qualified options may be issued, in addition to employees, to non-employee directors and consultants.  As of January 27, 2011, options to purchase 2,381,525 shares of our common stock have been granted under the 2004 plan.

The 2004 plan is administered by “disinterested members” of our board of directors or the compensation committee, who determine, among other things, the individuals who will receive options, the time period during which the options may be partially or fully exercised, the number of shares of common stock issuable upon the exercise of each option and the option exercise price.

Subject to a number of exceptions, the exercise price per share of common stock subject to an incentive option may not be less than the fair market value per share of common stock on the date the option is granted.  The per share exercise price of our common stock subject to a non-qualified option may be established by our board of directors, but will not, however, be less than 85% of the fair market value per share of common stock on the date the option is granted.  The aggregate fair market value of common stock for which any person may be granted incentive stock options which first become exercisable in any calendar year may not exceed $100,000 on the date of grant.

No stock option may be transferred by an optionee other than by will or the laws of descent and distribution, and, during the lifetime of an optionee, the option will be exercisable only by the optionee.  In the event of termination of employment or engagement other than by death or disability, the optionee will have no more than three months after such termination during which the optionee will be entitled to exercise the option to the extent vested at termination, unless otherwise determined by our board of directors.  Upon termination of employment or engagement of an optionee by reason of death or permanent and total disability, the optionee’s options remain exercisable for one year to the extent the options were exercisable on the date of such termination.  No similar limitation applies to non-qualified options.

We must grant options under the 2004 plan within ten years from the effective date of the 2004 plan.  The effective date of the 2004 plan was November 12, 2004.  Subject to a number of exceptions, holders of incentive stock options granted under the 2004 plan cannot exercise these options more than ten years from the date of grant.  Options granted under the 2004 plan generally provide for the payment of the exercise price in cash and may provide for the payment of the exercise price by delivery to us of shares of common stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of these methods.  Therefore, if it is provided in an optionee’s options, the optionee may be able to tender shares of common stock to purchase additional shares of common stock and may theoretically exercise all of his stock options with no additional investment other than the purchase of his original shares.

Any unexercised options that expire or that terminate upon an employee’s ceasing to be employed by us become available again for issuance under the 2004 plan.

2005 Stock Option Plan

In June 2006 our board of directors adopted, and on June 6, 2006 our stockholders approved, the 2005 Stock Option Plan, which we refer to as the 2005 plan.

The 2005 plan provides for the grant of options to purchase up to 5,600,000 shares of our common stock to employees, officers, directors and consultants.  Options may be either “incentive stock options” or non-qualified options under the Federal tax laws.  Incentive stock options may be granted only to our employees, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to our employees.  As of January 27, 2011, options to purchase 5,429,917 shares of our common stock have been granted under the 2005 plan.

The 2005 plan is administered by “disinterested members” of our board of directors or the compensation committee, who determine, among other things, the individuals who will receive options, the time period during which the options may be partially or fully exercised, the number of shares of common stock issuable upon the exercise of each option and the option exercise price.

Subject to a number of exceptions, the exercise price per share of common stock subject to an incentive option may not be less than the fair market value per share of common stock on the date the option is granted.  The per share exercise price of our common stock subject to a non-qualified option may be established by our board of directors, but will not, however, be less than 85% of the fair market value per share of common stock on the date the option is granted.  The aggregate fair market value of common stock for which any person may be granted incentive stock options which first become exercisable in any calendar year may not exceed $100,000 on the date of grant.

Except when agreed to by our board of directors or the administrator of the 2005 plan, no stock option may be transferred by an optionee other than by will or the laws of descent and distribution, and, during the lifetime of an optionee, the option will be exercisable only by the optionee.  In the event of termination of employment or engagement other than by death or disability, the optionee will have no more than three months after such termination during which the optionee will be entitled to exercise the option, unless otherwise determined by our board of directors.  Upon termination of employment or engagement of an optionee by reason of death or permanent and total disability, the optionee’s options remain exercisable for one year to the extent the options were exercisable on the date of such termination.  No similar limitation applies to non-qualified options.

We must grant options under the 2005 plan within ten years from the effective date of the 2005 plan.  The effective date of the 2005 plan was January 1, 2005.  Subject to a number of exceptions, holders of incentive stock options granted under the 2005 plan cannot exercise these options more than ten years from the date of grant.  Options granted under the 2005 plan generally provide for the payment of the exercise price in cash and may provide for the payment of the exercise price by delivery to us of shares of common stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of these methods.  Therefore, if it is provided in an optionee’s options, the optionee may be able to tender shares of common stock to purchase additional shares of common stock and may theoretically exercise all of his stock options with no additional investment other than the purchase of his original shares.

Any unexercised options that expire or that terminate upon an employee’s ceasing to be employed by us become available again for issuance under the 2005 plan.

 2009 Stock Option Plan

Our board of directors adopted the 2009 Stock Option Plan effective July 21, 2009, and recommended that it be submitted to our shareholders for their approval at the next annual meeting.  On April 23, 2010, our board of directors approved and adopted, and on June 1, 2010 our stockholders approved, the amended and restated 2009 Stock Option Plan, which we refer to as the 2009 plan.  As of January 27, 2011, options to purchase 19,409,732 shares of our common stock have been granted under the 2009 plan, not including options to purchase 2,366,667 shares of our common stock that were granted under the 2009 plan and subsequently cancelled.

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

An aggregate of 20,000,000 shares of our common stock (subject to adjustment by the compensation committee) are reserved for issuance upon the exercise of options granted under the 2009 plan. The maximum number of shares of common stock to which options may be granted to any one individual under the 2009 plan is 6,000,000 (subject to adjustment by the compensation committee).  The shares acquired upon exercise of options granted under the 2009 plan will be authorized and issued shares of our common stock.  Our shareholders will not have any preemptive rights to purchase or subscribe for any common stock by reason of the reservation and issuance of common stock under the 2009 plan.  If any option granted under the 2009 plan should expire or terminate for any reason other than having been exercised in full, the unpurchased shares subject to that option will again be available for purposes of the 2009 plan.

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

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of January 27, 2011 of:

•	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

As used in the table below and elsewhere in this prospectus, the term beneficial ownership with respect to our common stock consists of sole or shared voting power (which includes the power to vote, or to direct the voting of shares of our common stock) or sole or shared investment power (which includes the power to dispose, or direct the disposition of, shares of our common stock) through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the 60 days following January 27, 2011.

Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based on 210,645,862 shares of common stock outstanding as of January 27, 2011, adjusted as required by the rules promulgated by the SEC.  Unless otherwise indicated, the address for each of the individuals and entities listed in this table is the Technology Centre of New Jersey, 675 U.S. Highway One, North Brunswick, New Jersey 08902.

Name and Address of Beneficial Owner	Number of Shares of our Common Stock Beneficially Owned		Percentage of Class Beneficially Owned

Thomas A. Moore	10,252,171	(1)	4.8%
Roni A. Appel	6,919,225	(2)	3.2%
Richard Berman	2,190,933	(3)	1.0%
Dr. James Patton	3,345,830	(4)	1.6%
Dr. Thomas McKearn	1,014,054	(5)	*
Dr. John Rothman	4,162,922	(6)	1.9%
Mark J. Rosenblum	666,666	(7)	*
All Current Directors and Executive Officers as a Group (7 people)	28,551,801	(8)	13.4%

* Less than 1%.

(1)
Represents 5,352,171 issued shares of our common stock and options to purchase 4,900,000 shares of our common stock exercisable within 60 days.  However, it excludes warrants to purchase 6,091,956 shares of our common stock, limited by a 4.99% beneficial ownership provision in the warrants that would prohibit him from exercising any of such warrants to the extent that upon such exercise he, together with his affiliates, would beneficially own more than 4.99% of the total number of shares of our common stock then issued and outstanding (unless Mr. Moore provides us with 61 days' notice of the holders waiver of such provisions).

(2)
Represents 4,130,134 issued shares of our common stock, options to purchase 2,729,091 shares of our common stock exercisable within 60 days and 60,000 shares of our common stock earned but not yet issued.

(3)
Represents 760,624 issued shares of our common stock, options to purchase 900,001 shares of our common stock exercisable within 60 days and 530,308 shares of our common stock earned but not yet issued.

(4)	Represents 2,820,576 issued shares of our common stock, options to purchase 423,254 shares of our common stock exercisable within 60 days and 102,000 shares earned but not yet issued.

(5)
Represents 179,290 issued shares of our common stock, options to purchase 732,764 shares of our common stock exercisable within 60 days and 102,000 shares of our common stock earned but not yet issued.

(6)
Represents 275,775 issued shares of our common stock, options to purchase 2,503,749 shares of our common stock exercisable within 60 days and 1,383,398 shares of our common stock earned but not yet issued.

(7)	Represents options to purchase 666,666 shares of our common stock exercisable within 60 days.

(8)
Represents an aggregate of 13,518,570 shares of our common stock, options to purchase 12,855,525 shares of our common stock exercisable within 60 days, and 2,177,706 shares of our common stock earned but not yet issued.

Item 13:  Certain Relationships and Related Transactions, and Director Independence

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

On September 22, 2008, we entered into a note purchase agreement with our Chief Executive Officer, Thomas A. Moore, pursuant to which we agreed to sell to Mr. Moore, from time to time, one or more senior promissory notes, which we refer to as the Moore Notes.  On June 15, 2009, we amended the terms of the Moore Notes to increase the amounts available from $800,000 to $950,000 and to change the maturity date of the Moore Notes from June 15, 2009 to the earlier of January 1, 2010 or our next equity financing resulting in gross proceeds to us of at least $6.0 million.  On February 15, 2010, we agreed to amend the terms of the Moore Notes such that (i) Mr. Moore had the option to elect to receive accumulated interest thereon on or after March 17, 2010 (which amounted to approximately $130,000), (ii) we were to begin to make monthly installment payments of $100,000 on the outstanding principal amount on April 15, 2010; provided, however, that the balance of the principal will be repaid in full on consummation of our next equity financing resulting in gross proceeds to us of at least $6.0 million and (iii) we will retain $200,000 of the repayment amount for investment in our next equity financing.  As of April 30, 2010, approximately $850,000 in Moore Notes were outstanding and payable to Mr. Moore.  In May 2010, we issued 1,176,471 shares of common stock to Mr. Moore (based on a price of $0.17 per share) in satisfaction of $200,000 of Moore Notes.

The Moore Notes bear interest at a rate of 12% per annum, compounded quarterly, and may be prepaid in whole or in part at our option without penalty at any time prior to maturity.  In consideration of Mr. Moore’s original agreement to purchase the Moore Notes, we agreed that concurrently with an equity financing resulting in gross proceeds to us of at least $6.0 million, we will issue to Mr. Moore a warrant to purchase our common stock, which will entitle Mr. Moore to purchase a number of shares of our common stock equal to one share per $1.00 invested by Mr. Moore in the purchase of the Moore Notes.  The terms of these warrants were subsequently modified by our board of directors based on the terms of the senior bridge financing increasing the number of shares underlying the warrant from one share per $1.00 invested to two and one-half shares.  The terms of these warrants were further modified by our board of directors to increase the number of shares underlying the warrant from two and one-half shares per $1.00 invested to three shares.  The final terms are anticipated to contain the same terms and conditions as warrants issued to investors in the subsequent financing (which are currently exercisable at $0.17 per share).

Item 14:  Principal Accountant Fees and Services

McGladrey & Pullen, LLP (“M&P”) have billed or anticipate billing the Company as follows for the year ended October 31, 2010 and 2009.

The following table sets forth the fees billed by our independent accountants for each of our last two fiscal years for the categories of services indicated:

	Fiscal Year 2010	Fiscal Year 2009
Audit Fees-McGladrey and Pullen, LLP	$103,708	$94,500
Audit Related Fees-McGladrey and Pullen, LLP	23,668	10,000
Tax Fees-RSM McGladrey, Inc. (1)	12,000	13,000
Total	$139,376	$117,500
(1) Consists of professional services rendered by a company aligned with our principal accountant for tax compliance and tax advice.

Audit Fees: The Company recorded fees of $103,708 and $94,500, respectively, in connection with its audit of the Company’s financial statements for the fiscal years ended October 31, 2010 and 2009 and its review of the Company’s interim financial statements included in the Company’s Quarterly Reports on Form 10-Q for the periods ended January 31, April 30, and July 31.

Audit-Related Fees: The Company recorded fees of $23,668 and $10,000, respectively, in connection with audit-related services for the fiscal year ended October 31, 2010 and 2009, primarily for review of comments to the Securities and Exchange Commission in its review of securities registration documents and the Company’s replies and for assistance with private placement memorandums and other document reviews.

Tax Fees: The Company recorded fees of $12,000 and $13,000, respectively, in connection with tax fees for the fiscal year ended October 31, 2010 and 2009, primarily due to RSM McGladrey, Inc. amending and preparing the Company’s tax returns.  The Company engaged RSM McGladrey, Inc. to amend and prepare the Company’s 2009 tax returns and amend years 2008, and 2007.

All Other Fees: No fees were classified outside the recorded Audit, Audit Related and Tax fees.

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

PART IV

Item 15: Exhibits, Financial Statements Schedules.

See Index of Exhibits below. The Exhibits are filed with or incorporated by reference in this report.

** Filed herewith

(a) Exhibits.    The following exhibits are included herein or incorporated herein by reference.

Exhibit Number	Description of Exhibit
23.1**	Consent of McGladrey & Pullen, LLP.

31.1**	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in North Brunswick, Middlesex County, State of New Jersey, on this 25th day of February, 2011.

ADVAXIS, INC.

By:	/s/ Thomas Moore
Thomas Moore, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Thomas Moore	Chief Executive Officer and Chairman of the Board	February 25, 2011
Thomas Moore	(Principal Executive Officer)

/s/ Mark J. Rosenblum	Chief Financial Officer, Senior Vice President and Secretary	February 25, 2011
Mark J. Rosenblum	(Principal Financial and Accounting Officer)

*	Executive Vice President of Science and Operations	February 25, 2011
John M. Rothman	(Chief Operating Officer)

*	Director	February 25, 2011
Roni Appel

*	Director	February 25, 2011
Thomas McKearn

*	Director	February 25, 2011
James Patton

*	Director	February 25, 2011
Richard Berman

* By the signature set forth below, the undersigned, pursuant to the duly authorized power of attorney filed with the SEC, has signed this Amendment to the Annual Report on behalf of the person indicated.

/s/ Mark J. Rosenblum
Mark J. Rosenblum

ADVAXIS, INC.
INDEX TO FINANCIAL STATEMENTS

Page
Advaxis, Inc.

Reports of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of October 31, 2010 and 2009	F-2

Statements of Operations for the years ended October 31, 2010 and 2009 and the period from
March 1, 2002 (Inception) to October 31, 2010	F-3

Statements of Stockholders’ Equity (Deficiency) for the Period from March 1, 2002 (Inception) to
October 31, 2010	F-4

Statements of Cash Flows for the years ended October 31, 2010 and 2009 and the period from
March 1, 2002 (Inception) to October 31, 2010	F-6

Notes to the Financial Statements	F-8

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

/s/ McGLADREY & PULLEN, LLP
McGLADREY & PULLEN, LLP

New York, New York
January 31, 2011, except for the last paragraph of Note 13 for which the date is February 16, 2011

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

ADVAXIS, INC.
(A Development Stage Company)
Statement of Operations

	Year Ended October 31,	Year Ended October 31,	Period from March 1, 2002 (Inception) to October 31,
	2010	2009	2010

Revenue	$508,481	$29,690	$1,863,343
Research & Development Expenses	4, 904,298	2,315,557	15,077,839
General & Administrative Expenses	3,530,198	2,701,133	16,239,898
Total Operating expenses	8,434,496	5,016,690	31,317,737
Loss from Operations	(7,926,015)	(4,987,000)	(29,454,394)
Other Income (expense):
Interest expense	(3,814,863)	(851,008)	(5,750,354)
Other Income	80,161		326,618
Gain on note retirement	123,963	-	1,656,440
Net changes in fair value of common stock warrant liability and embedded derivative liability	445,576	5,845,229	4,648,573
Net Income/( Loss) before income tax benefit	(11,091,178)	7,221	(28,573,117)
Income Tax Benefit	278,978	922,023	1,201,001
Net Income/( Loss)	(10,812,200)	929,244	(27,372,116)
Dividends attributable to preferred shares	-	-	43,884
Net Income/( Loss) applicable to Common Stock	$(10,812,200)	$929,244	$(27,416,000)
Net Income/(Loss) per share, basic	$(0.07)	$0.01
Net Income/(Loss) per share, diluted	$(0.07)	$0.01

Weighted average number of shares outstanding, basic	150,928,808	113,365,584

Weighted average number of shares outstanding, diluted	150,928,808	118,264,246

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

ADVAXIS, INC.
(A Development Stage Company)
Statement of Cash Flows

			Period from
			March 1
			2002
	Year ended	Year ended	(Inception) to
	October 31,	October 31,	October 31,
	2010	2009	2010
OPERATING ACTIVITIES
Net Income (Loss)	$(10,812,200)	$929,244	$(27,372,116)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash charges to consultants and employees for options and stock	570,664	571,525	3,005,419
Amortization of deferred financing costs	-	-	260,000
Amortization of deferred expenses	212,952	61,456	274,408
Amortization of discount on Bridge Loans	550,040	123,846	673,886
Impairment of intangible assets	-	-	26,087
Non-cash interest expense	3,238,054	698,650	4,464,520
(Gain) Loss on change in value of warrants and embedded derivative	(445,576)	(5,845,229)	.(4,648,573)
Warrant Expense	206,275	-	206,275
Value of penalty shares issued	-	-	149,276
Depreciation expense	38,528	36,648	167,266
Amortization expense of intangibles	100,420	74,508	462,352
Gain on note retirement	(123,963)	-	(1,656,440)
(Increase) decrease in prepaid expenses	(2,066)	2,417	(38,510)
(Increase) decrease in grant receivable	(244,479)	-	(244,479)
Decrease (increase) in other assets	(89,956)	-	(93,833)
Increase in accounts payable	388,924	1,421,838	3,167,193
(Decrease) increase in accrued expenses	167,143	(109,540)	634,761
(Decrease) increase in interest payable	(178,700)	-	(160,409)
Net cash used in operating activities	(6,423,940)	(2,034,636)	(20,722,917)
INVESTING ACTIVITIES
Cash paid on acquisition of Great Expectations	-	-	(44,940)
Purchase of property and equipment	(12,436)	-	(150,093)
Cost of intangible assets	(854,773)	(308,749)	(2,619,382)
Net cash used in Investing Activities	(867,209)	(308,749)	(2,814,415)
FINANCING ACTIVITIES
Proceeds from convertible secured debenture	80,000	-	1,040,000
Cash paid for deferred financing costs	-	(299,493)	(559,493)
Proceeds from notes payable	1,255,000	3,259,635	6,260,859
Payment on notes payable	(1,798,119)	(16,672)	(1,921,710)
Net proceeds of issuance of Preferred Stock	7,032,827	-	7,267,827
Payment on cancellation of Warrants	-	-	(600,000)
Proceeds from the exercise of warrants	170,000	-	170,000
Net proceeds of issuance of Common Stock	-	-	11,988,230
Net cash provided by Financing Activities	6,739,708	2,943,469	23,645,713
Net increase (decrease) in cash	(551,441)	600,084	108,381
Cash at beginning of period	659,822	59,738	-
Cash at end of period	$108,381	$659,822	$108,381

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

11. SHAREHOLDERS’ EQUITY :

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

In January and February 2011, the Company issued in private placements to certain accredited investors, junior unsecured convertible promissory notes in the aggregate principal face amount of $452,941, for an aggregate net purchase price of $395,000 and (ii) warrants to purchase an aggregate of 1,642,500 shares of its common stock, each at an exercise price of $0.15 per share, subject to adjustments upon the occurrence of certain events.  These junior unsecured convertible promissory notes have maturity dates ranging from 90 days to nine months from their date of issue.