Form 10-Q
period 2011-01-31
Advaxis, Inc.
filed 2011-03-17
CIK 1100397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of March 15, 2011 was 214,605,862.

INDEX

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets at January 31, 2011 (unaudited) and October 31, 2010	2

	Statements of Operations for the three month periods ended January 31, 2011 and 2010 and the period March 1, 2002 (inception) to January 31, 2011 (unaudited)	3

	Statements of Cash Flow for the three month periods ended January 31, 2011 and 2010 and the period March 1, 2002 (inception) to January 31, 2011 (unaudited)	4

	Supplemental Disclosures of Cash Flow Information	5

	Supplemental Schedule of Noncash Investing and Financing Schedules	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURES		20

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

 PART I-FINANCIAL INFORMATION
Item 1. Financial Statements
ADVAXIS, INC.
(A Development Stage Company)
BALANCE SHEETS

	January 31, 2011	October 31, 2010
ASSETS
Current Assets:
Cash	$106,040	$108,381
Grant Receivable	-	244,479
Other Receivable	379,472	-
Prepaid expenses	22,648	38,511
Other Current Assets	77,221	-
Total Current Assets	585,381	391,371

Deferred expenses	296,580	233,322
Property and Equipment (net of accumulated depreciation)	18,622	28,406
Intangible Assets (net of accumulated amortization)	2,168,544	2,125,991
Deferred Financing Cost	25,000	-
Other Assets	136,682	96,096

TOTAL ASSETS	$3,230,809	$2,875,186

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$2,591,341	$2,586,008
Accrued expenses	952,624	647,125
Convertible Bridge Notes and fair value of embedded derivative	1,576,899	751,456
Notes payable – current portion, including interest payable	731,794	687,034
Total Current Liabilities	5,852,658	4,671,623
Common Stock Warrant	8,520,828	13,006,194
Total Liabilities	14,373,486	17,677,817

Shareholders’ Deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; Series B Preferred Stock; issued and outstanding 696 at January 31, 2011 and 789 at October 31, 2010.
Common Stock - $0.001 par value; authorized 500,000,000 shares, issued and outstanding 210,645,862 at January 31, 2011 and 198,100,817 at October 31, 2010.	210,646	198,101
Additional Paid-In Capital	24,710,220	23,074,978
Stock Subscription Receivable	(9,404,210)	(10,659,710)
Deficit accumulated during the development stage	(26,659,333)	(27,416,000)
Total Shareholders’ Deficiency	(11,142,677)	(14,802,631)
TOTAL LIABILITIES & SHAREHOLDERS’ DEFICIENCY	$3,230,809	$2,875,186

The accompanying notes and the report of independent registered public accounting firm should be read in conjunction with the financial statements.

ADVAXIS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended January 31,		Period from March 1, 2002 (Inception) to January 31,
	2011	2010	2010
Revenue	$-	$-	$1,863,343

Research & Development Expenses	1,987,691	997,335	17,065,530
General & Administrative Expenses	981,956	589,015	17,221,854
Total Operating expenses	2,969,647	1,586,350	34,287,384

Loss from Operations	(2,969,647)	(1,586,350)	(32,424,041)

Other Income (expense):
Interest expense	(532,349)	(1,666,139)	(6,282,703)
Other Income	37,330	2,271	363,948
Gain on note retirement	-	-	1,656,440
Net changes in fair value of common stock warrant liability and embedded derivative liability	3,841,861	(1,090,114)	8,490,434
Net Income (Loss) before income tax benefit	377,195	(4,340,332)	(28,195,922)

Income tax benefit	379,472	278,978	1,580,473

Net Income (Loss)	756,667	(4,061,354)	(26,615,449)

Dividends and redemption premium attributable to preferred shares	989,020	-	1,032,904

Net Loss applicable to Common Stock	$(232,353)	$(4,061,354)	$(27,648,353)

Net Loss per share, basic	$-	$(.03)

Net Loss per share, diluted	$-	$(.03)

Weighted average number of shares outstanding, basic	206,807,491	118,277,623

Weighted average number of shares outstanding, diluted	206,807,491	118,277,623

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended January 31,		Period from March 1, 2002 (Inception) to January 31,
	2011	2010	2011
OPERATING ACTIVITIES
Net income/(Loss)	$756,667	$(4,061,354)	$(26,615,449)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash charges to consultants and employees for options and stock	240,582	188,177	3,246,001
Amortization of deferred financing costs	-	-	260,000
Amortization of deferred expenses	(63,259)	41,008	211,149
Amortization of discount on Bridge Loans	73,364	225,320	747,250
Impairment of intangible assets	-	-	26,087
Non-cash interest expense	414,890	1,433,436	4,879,410
Loss (Gain) on change in value of warrants and embedded derivative	(3,841,861)	1,090,114	(8,490,434)
Warrant Expense	35,523	-	241,798
Value of penalty shares issued	-	-	149,276
Depreciation expense	9,784	9,412	177,050
Amortization expense of intangibles	32,265	21,267	494,617
Gain on note retirement	-	-	(1,656,440)
Decrease (Increase) in prepaid expenses	15,862	(6,464)	(22,648)
Decrease in grant receivable	244,479	-	-
(Increase) in income tax receivable	(379,472)	-	(379,472)
(Increase) in other current assets	(77,221)	-	(77,221)
Increase in other assets	(53,968)	-	(147,801)
(Decrease) increase in accounts payable	(11,526)	441,848	3,155,667
Increase (decrease) in accrued expenses	387,030	(244,234)	1,021,791
Increase (decrease) in interest payable	43,953	-	(116,456)
Net cash used in operating activities	(2,172,908)	(861,470)	(22,895,825)
INVESTING ACTIVITIES
Cash paid on acquisition of Great Expectations	-	-	(44,940)
Purchase of property and equipment	-	(10,014)	(150,093)
Cost of intangible assets	(74,817)	(99,500)	(2,694,199)
Net cash used in Investing Activities	(74,817)	(109,514)	(2,889,232)
FINANCING ACTIVITIES
Proceeds from (repayment of) convertible secured debenture	-	-	1,040,000
Cash paid for deferred financing costs	(25,000)	-	(584,493)
Principal Payments on notes payable	(187,582)	(213,382)	(2,109,292)
Proceeds from notes payable	1,380,000	472,500	7,640,859
Net proceeds of issuance of Preferred Stock	1,077,966	1,166,000	8,345,793
Cancellation of Warrants	-	-	(600,000)
Proceeds from exercise of Warrants	-	-	170,000
Net proceeds of issuance of Common Stock	-	-	11,988,230
Net cash provided by Financing Activities	2,245,384	1,425,118	25,891,097
Net (decrease) increase in cash	(2,341)	454,134	106,040
Cash at beginning of period	108,381	659,822	-
Cash at end of period	$106,040	$1,113,956	$106,040

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosures of Cash Flow Information

	Three Months Ended January 31,		Period from March 1, 2002 (Inception) to January 31,
	2011	2010	2011
Cash paid for Interest	$44,292	$114,419	$577,892

Supplemental Schedule of Noncash Investing and Financing Activities

	Three Months Ended January 31,		Period from March 1, 2002 (Inception) to January 31,
	2011	2010	2011
Equipment acquired under notes payable		-	$45,580
Common stock issued to Founders		-	$40
Notes payable and accrued interest converted to Preferred Stock		-	$15,969
Stock dividend on Preferred Stock		-	$43,884
Accounts Payable from consultants settled with Common Stock		$-	$51,978
Notes payable and embedded derivative liabilities converted to Common Stock		-	$5,835,250
Intangible assets acquired with notes payable		-	$360,000
Intangible assets acquired with common stock			70,000
Debt discount in connection with recording the original value of the embedded derivative liability	$200,569	267,800	$2,359,258
Allocation of the original secured convertible debentures to warrants		-	$214,950
Allocation of the warrants on Bridge Notes as debt discount	$651,846	410,116	$2,304,393
Cancellation of Note Receivable in connection with Preferred Stock Redemption	$(3,051,000)	-	$(3,051,000)
Note receivable in connection with exercise of warrants	$1,795,500	1,965,710	$12,455,210
Warrants Issued in connection with issuance of Common Stock	-	-	$1,505,550
Warrants Issued in connection with issuance of Preferred Stock	-	-	$3,587,625

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

Basis of Presentation

The accompanying unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim period. The October 31, 2010 balance sheet is derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010 (the “Form 10-K’). These interim financial statements should be read in conjunction with the Company’s financial statements and notes for the fiscal year ended October 31, 2010 included in the Form 10-K. The Company believes these financial statements reflect all adjustments (consisting only of normal, recurring adjustments) that are necessary for a fair presentation of its financial position and results of operations for the periods presented. Management’s plans are to continue to raise additional funds through the sales of debt or equity securities. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material. The most significant estimates impact the following transactions or account balances: stock compensation, liabilities (including the embedded derivative liability), warrant valuation, impairment of intangibles, fixed assets and projected operating results.

Net Loss Per Share

Basic net income or basic net loss per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the periods. Diluted earnings per share give effect to dilutive options, warrants, convertible debt and other potential common stock outstanding during the period. Therefore, in the case of a net loss the impact of the potential common stock resulting from warrants, outstanding stock options and convertible debt are not included in the computation of diluted loss per share, as the effect would be anti-dilutive. In the case of net income the impact of the potential common stock resulting from these instruments that have intrinsic value are included in the diluted earnings per share. The table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share. Approximately 86.3 million warrants (excluding approximately 4.0 million warrants held by an affiliate of Optimus include anti-dilutive provisions to adjust the number and price of the warrants based on certain types of equity transactions.

	As of January 31,
	2011	2010
Warrants	97,165,981	98,267,159
Stock Options	26,517,424	19,129,507
Convertible Debt (using the if-converted method)	13,275,133	-
Total	136,958,538	117,396,666

Research and Development Expenses

Research and development expenses include, but are not limited to, payroll and personnel expenses, lab expenses, clinical trial and related clinical manufacturing costs, facilities and related overhead costs.

Accounting for Stock-Based Compensation

Stock-based compensation is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton option-pricing model (hereinafter referred to as the “BSM model”) and is recognized as expense over the requisite service period. The BSM model requires various assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. See Note 5 for information on stock-based compensation expense incurred in the three months ending January 31, 2011.

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

Income Tax Benefit

On February 4, 2011, the Company received a net cash amount of $379,472 from the sale of our 2008 and 2009 State Net Operating Losses (“NOL”) under the State of New Jersey Program for small business, which was recorded as a receivable as of January 31, 2011.

 Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

As of January 31, 2011, all gross capitalized costs associated with the licenses and patents filed and granted as well as costs associated with patents pending are $2,581,165 as shown under license and patents on the table below. The expirations of the existing patents range from 2014 to 2023 but the expirations can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. No other patent applications with future value were abandoned and charged to expense in the current or prior year. Amortization expense for licensed technology and capitalized patent cost is included in general and administrative expenses.

Under the amended and restated agreement we are billed actual patent expenses as they are passed through from Penn and or billed directly from our patent attorney. The following is a summary of intangible assets as of the end of the following fiscal periods:

	(Unaudited)
	January 31, 2011	October 31, 2010
License	$651,992	$651,992
Patents	1,929,173	1,854,355
Total intangibles	2,581,165	2,506,347
Accumulated Amortization	(412,621)	(380,356)
Intangible Assets	$2,168,544	$2,125,991

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

For the three months ending January 31, 2011, the Company did not make any interest or principal payments to Mr. Moore.  As of January 31, 2011, the Company was not in default under the terms of the Moore Agreement.  As of January 31, 2011, the Company owed Mr. Moore approximately $578,000 under the Moore Notes.

Senior Convertible Promissory Notes

Effective June 18, 2009, the Company entered into a Note Purchase Agreement with certain accredited investors, pursuant to which such investors acquired senior convertible promissory notes of the Company.  At January 31, 2011, the Company had one outstanding senior convertible promissory note with $88,824 in principal value and $26,471 in accrued interest remaining.

Junior Subordinated Convertible Promissory Notes

During the three months ended January 31, 2011 the Company entered into Junior Subordinated Convertible Promissory Notes in the aggregate principal value of $1,384,520 for an aggregate net purchase price of $1,230,000.  These notes had maturity dates ranging from December 31, 2010 to September 30, 2011.  The Company reached an agreement with six investors, whose notes were to mature on December 31, 2010, in the aggregate principal value of $326,316 (included in the above aggregate principal value of $1,384,520), to exchange their original notes for new notes due on or around March 31, 2011. In return for exchanging their notes, these investors received additional interest of $17,175 in total, plus additional warrants.

As of January 31, 2011, the Company had approximately $1,902,000 in outstanding junior subordinated convertible promissory notes with OID amounts ranging from 5% to 18% and with maturity dates ranging from July 30, 2010 to September 30, 2011.  The Company has initiated discussions with past due Bridge Note holders (approximately $589,000 as of January 31, 2011) to repay amounts beginning in the second quarter of 2011.

 We refer to all Senior Convertible Promissory Notes and Junior Subordinated Convertible Promissory Notes as “Bridge Notes”.

The Bridge Notes are convertible into shares of the Company’s common stock at an exercise price contingent on the completion of an equity financing. For every dollar invested in our Bridge Notes, each Investor received warrants to purchase between 1½ and 2 ½ shares of common stock (the “Bridge Warrants”) subject to adjustments upon the occurrence of certain events as more particularly described below and in the form of Warrant. As of January 31, 2011, substantially all of the Bridge Warrants have an exercise price of $.15 per share. The Bridge Notes may be prepaid in whole or in part at the option of the Company without penalty at any time prior to the Maturity Date. The warrants may be exercised on a cashless basis under certain circumstances.

Activity related to the Bridge Notes from issuance is as follows:

Bridge Note – Principal Value – Issued	$6,141,753
Principal payments on Bridge Notes	(1,730,113)
Bridge Note Conversions	(2,420,373)
Original Issue Discount, net of accreted interest	(120,269)
Fair Value of Attached Warrants at issuance	(2,304,393)
Fair Value of Embedded Derivatives at issuance	(2,359,258)
Accreted interest on embedded derivative and warrant liabilities	4,139,927

Convertible Bridge Notes- as of January 31, 2011	$1,347,274
Embedded Derivatives Liability at January 31, 2011	229,625
Convertible Bridge Notes and fair value of embedded derivative	$1,576,899

BioAdvance Note

BioAdvance Biotechnology Greenhouse of Southeastern Pennsylvania Notes (“BioAdvance”) received notes from the Company for $10,000 dated November 13, 2003 and $40,000 dated December 17, 2003 that were each due on the fifth anniversary date thereof. During November 2009, the Company paid $14,788 in full payment of the November 13, 2003 note and BioAdvance agreed to extend the remaining note.  As of January 31, 2011, the Company owes approximately $40,000 in principal and $13,000 in interest to BioAdvance. The terms of the outstanding note calls for accrual of 8% interest per annum on the unpaid principal.

Derivative Instruments

The table below lists the Company’s derivative instruments as of January 31, 2011:

Description	Principal	Original Issue Discount	Warrant Liability	Embedded Derivative Liability

Total Valuation at October 31, 2010	$777,154	$21,937	$13,006,194	$81,028

Issuance of November 2010 Bridge Notes	931,579	96,579	391,076	150,156
Exchange of November 2010 Bridge Notes	17,175	17,175	86,963	9,389
Issuance of January 2011 Bridge Notes	452,941	57,941	173,808	41,024
Note Payoffs	(187,582)
Issuance of Warrants			35,523
Accreted Interest		(73,363)
Exercise of Warrants			(1,382,847)
Change in FV			(3,789,889)	(51,972)
Total Valuation at January 31, 2011	1,991,267	120,269	8,520,828	229,625

Warrants

As of January 31, 2011, there were outstanding warrants to purchase 97,165,981 shares of our common stock with exercise prices ranging from $0.15 to $0.287 per share. Information on the outstanding warrants is as follows:

Type	Exercise Price	Amount	Expiration Date	Type of Financing
Common Stock Purchase Warrant	$0.15	72,025,656	February 2011 – October 2012	2007 Securities Purchase Agreement
Common Stock Purchase Warrant	$0.15 - $0.17	20,581,863	January 2013 – April 2015	Bridge Notes
Common Stock Purchase Warrant	$0.1952-$0.287	497,174	February 2011 – February 2012	Vendor & Other
Common Stock Purchase Warrant	$0.15	51,250	November 2015	Placement Agent – Convertible Debt Financing
	Subtotal	93,155,943

Common Stock Purchase Warrant	TBD (1)	4,010,038	July 2013	Optimus Preferred Stock Agreement (7/19/2010)
	Grand Total	97,165,981

(1)    For purposes of this warrant, exercise price means an amount per warrant share equal to the closing sale price of a share of common stock on the applicable tranche notice date.

Warrant Liability/Embedded Derivative Liability

The fair value of the Warrants and Embedded Derivatives are estimated using the BSM model.

The Company computes valuations, each quarter, using the BSM model for each derivative instrument to account for the various possibilities that could occur due to changes in the inputs to the BSM model as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). The Company effectively weights each calculation based on the likelihood of occurrence to determine the value of the derivative at the reporting date. As of January 31, 2011, the fair value of the Warrants and Embedded Derivatives were determined to be approximately $8.52 million and $230,000, respectively.  We increased income approximately $3.84 million for net changes in the fair value of the common stock warrant liability and embedded derivative liability for three months ending January 31, 2011.

5. ACCOUNTING FOR STOCK BASED COMPENSATION PLANS

The Company records compensation expense associated with stock options based on the estimated fair value of each option award that was granted using the Black-Scholes option valuation model.

The table below summarizes compensation expenses from share-based payment awards:

	For the three months ending January 31,
	2011	2010
Research and development	$96,168	$22,790
General and Administrative	144,414	165,387
Total stock compensation expense recognized	$240,582	$188,177

Total unrecognized estimated compensation expense related to non-vested stock options granted and outstanding as of January 31, 2011 was approximately $1.03 million which is expected to be recognized over a weighted-average period of approximately two years.

No options were exercised over the three months ended January 31, 2011. For the three months ended January 31, 2011, the Company granted 50,000 options at a weighted average Black Scholes value and exercise price of approximately $0.123 and $0.125, respectively.

6. COMMITMENTS AND CONTINGENCIES

University of Pennsylvania

On May 10, 2010, we entered into a second amendment to the Penn license agreement pursuant to which we acquired exclusive licenses for an additional 27 patent applications related to our proprietary Listeria vaccine technology.   As part of this amendment we exercised our option for the rights to seven additional patent dockets, including 23 additional patent applications, at an option exercise fee payable in the form of $35,000 in cash and $70,000 in our common stock (approximately 388,889 shares of our common stock based on a price of $0.18 per share) and agreed to pay historical patent costs incurred by the University of Pennsylvania at a cost of approximately $462,000. As of January 31, 2011, approximately $180,000 of this amount remained outstanding .

During the three months ending January 31, 2011, the Company paid $250,000 to Penn under all licensing agreements.

Other

Pursuant to a Clinical Research Service Agreement, the Company is obligated to pay Pharm–Olam International for service fees related to our Phase I clinical trial. As of January 31, 2011, the Company has an outstanding balance of $219,131 on this agreement.

On June 19, 2009 we entered into a Master Agreement and on July 8, 2009 we entered into a Project Agreement with Numoda, a leading clinical trial and logistics management company, to oversee Phase II clinical activity with ADXS11-001 for the treatment of invasive cervical cancer and CIN.  Numoda will be responsible globally for integrating oversight and logistical functions with the clinical research organizations, contract laboratories, academic laboratories and statistical groups involved.  The scope of this agreement covers over three years and is estimated to cost approximately $11.2 million for both trials. Per the agreement, the Company is permitted to pay a portion of outstanding charges to Numoda in the form of the Company’s common stock and during May 2010, the Company issued 3,500,000 shares of its common stock to an affiliate of Numoda in satisfaction of $595,000 in services rendered by Numoda to the Company under the Master Agreement. The Company has recorded deferred expenses on the balance sheet for this amount and amortizes this amount to expense over the life of the agreement. At January 31, 2011, there was a zero balance in deferred expenses related to the Numoda project.  From inception of these agreements through January 31, 2011, the Company has paid Numoda approximately $4.4 million.

The Company operates under a month to month lease for its laboratory and office space. There are no aggregate future minimum payments due as of January 31, 2011.

7. SHAREHOLDERS’ EQUITY

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

On November 15, 2010, Advaxis, Inc. (the “Company ”) issued and sold 61 shares of Series B preferred to Optimus pursuant to the terms of the Series B Purchase Agreement.  The aggregate purchase price for the shares of Series B Preferred Stock was $610,000 (of which the Company received $605,000).

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

On December 30, 2010, Advaxis, Inc. (the “Company”) issued and sold 72 shares of Series B preferred to Optimus pursuant to the terms of the Series B Purchase Agreement.  The aggregate purchase price for the shares of Series B Preferred Stock was $720,000. The company received approximately $473,000 (net of $150,000 used to repay a short-term promissory note due Optimus, approximately $20,000 in legal and early payment fees and approximately $77,000 in redemption fees).

On December 30, 2010, immediately following the closing of the above Transaction, the Company redeemed two hundred twenty-six (226) shares of Series B Preferred Stock held by the Investor for an aggregate redemption price of $3,141,004 consisting of (i) cash in an amount of $76,622 and (ii) cancellation of certain promissory notes issued by an affiliate of the Investor to the Company in the aggregate amount of $3,064,382.  The Company redeemed the shares of Series B Preferred Stock, at a price per share equal to 136% of the Liquidation Value (defined as the original price per share plus all accrued dividends thereon) since the redemption was prior to the first anniversary of the issuance date, as stated in the Series B Preferred Stock Purchase Agreement.  As of December 30, 2010, 328 shares of Series B Preferred Stock remained available for sale under the Series B Purchase Agreement.

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

As of January 31, 2011, Optimus is committed to purchase 328 shares of Series B Preferred Stock at a gross purchase price of $3.28 million.

Warrants

During the three months ending January 31, 2011 the Company recognized approximately $35,000 in warrant expense due to the issuance of 51,250 warrants to our placement agent for securing convertible debt financing during November 2010.  In addition, the Company issued 196,078 warrants (at an exercise price of $0.17), which increased to 222,222 warrants (as the result of a decrease in the exercise price to $0.15) to our one remaining senior secured convertible note holder in return for extending the maturity date of his outstanding senior secured convertible note.

Almost all of our warrants (except the warrants issued to an affiliate of Optimus) contain “full-ratchet” anti-dilution provisions originally set at $0.20 with a term of five years.  The Optimus transaction on January 11, 2010 triggered the anti dilution provisions of the warrant agreements requiring a reset of both the price of these warrants (from $.20 to $.17) and an increase in amount of warrants.  Subsequently, the Optimus transaction on September 28, 2010 triggered the anti-dilution provisions of the warrant agreements requiring a reset of both the price of these warrants (from $0.17 to $0.15) and an increase in the amount of warrants.  Therefore, any future financial offering or instrument issuance below $0.15 per share of the Company’s common stock or warrants will cause further anti-dilution and/or repricing provisions in approximately 86.3 million of our outstanding warrants.

8. SUBSEQUENT EVENTS

Series B Preferred Equity Financing

On March 14, 2011, the Company issued and sold 44 shares of Series B preferred stock to Optimus pursuant to the terms of the Series B Purchase Agreement.  The aggregate purchase price for the shares of Series B Preferred Stock was $440,000 (of which the Company received approximately $415,000, net of legal and early payment fees of $25,000).  Subsequent to this issuance, 284 shares of Series B Preferred Stock remained available for sale under the Series B Purchase Agreement.

In connection with the issuance by the Company of the Series B Preferred Stock described above, an affiliate of Optimus exercised a warrant to purchase 3,960,000 shares of the Company’s common stock at an exercise price of $0.15 per share.  As permitted by the terms of such warrant, the aggregate exercise price of $594,000 received by the Company is payable pursuant to a 4 year full recourse promissory note bearing interest at the rate of 2% per year.  50,038 Optimus warrants remain outstanding at the close of this transaction.

 Junior Subordinated Convertible Promissory Notes

During the period February 1, 2011 through March 15, 2011, the Company entered into two Bridge Note agreements whereby certain accredited investors acquired junior subordinated convertible promissory notes of the Company in the aggregate face amount of approximately $246,000 for an aggregate net purchase price of approximately $225,000 and received a total of 487,500 common stock purchase warrants at an exercise price of $0.15. These junior subordinated convertible promissory notes mature on dates ranging from April 30, 2011 to September 30, 2011, subject to certain provisions in the note agreement.  In addition, the Company repaid one junior subordinated convertible promissory note in the aggregate face amount of $105,263.

The Moore Notes

In connection with a loan made by Mr. Moore to the Company in the amount of $230,000, the Company agreed to amend and restate the terms of the Moore Notes on March 17, 2011 to increase the principal amount due by $230,000.  Under the terms of the amended and restated Moore Notes: (i) the maturity date is the earlier of (x) the date of consummation of an equity financing by the Company in an amount of $6.0 million or more and (y) the occurrence of any event of default as defined in the Moore Notes, (ii) Mr. Moore may elect, at his option, to receive accumulated interest thereon on or after April 15, 2011 (which the Company expects will amount to approximately $91,000), (iii) the Company will make monthly installment payments of $100,000 on the outstanding principal amount beginning on June 15, 2011, and (iv) the Company may retain, at the option of Mr. Moore, $200,000 of the repayment amount for investment in its next equity financing.

New Office & Laboratory Lease

    The Company intends to enter into a Sublease Agreement to relocate the current offices and laboratory to a 9143 square foot leased facility in Princeton, NJ approximately 12 miles south of its current location.  The proposed agreement is for a period of approximately twenty months at the rate of approximately $15,600 per month plus utilities. Utility costs are estimated to be $7,200 per month and are capped at approximately $10,700 per month. The Agreement calls for an initial payment of approximately $54,000 prior to entering the new facility.   As an inducement to enter into the proposed agreement, the company will receive abatement for a specified number of months. The Company plans to enter the new space in late March 2011. The proposed agreement has a termination date of November 29, 2012 and the Company is in discussions with building owner for lease terms beyond this date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward Looking Statements

The Company has included in this Quarterly Report certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company’s business, operations and financial condition. “Forward-looking statements” consist of all non-historical information, and the analysis of historical information, including the references in this Quarterly Report to future revenues, collaborative agreements, future expense growth, future credit exposure, earnings before interest, taxes, depreciation and amortization, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements, and the Company’s plans for future periods. In addition, the words “could”, “expects”, “anticipates”, “objective”, “plan”, “may affect”, “may depend”, “believes”, “estimates”, “projects” and similar words and phrases are also intended to identify such forward-looking statements. Such factors include the risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010 and other factors discussed in connection with any forward-looking statement.

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

General

Our common stock trades on the OTCQB Marketplace under the ticker symbol ADXS.

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

We have no customers. Since our inception in 2002, we have focused our development efforts upon understanding our technology and establishing a product development pipeline that incorporates this technology in the therapeutic cancer vaccines area targeting cervical, head and neck, prostate, breast, and a pre-cancerous indication of cervical intraepithelial neoplasia, which we refer to as CIN. Although no products have been commercialized to date, research and development and investment continues to be placed behind the pipeline and the advancement of this technology. Pipeline development and the further exploration of the technology for advancement entail risk and expense. We anticipate that our ongoing operational costs will increase significantly as we continue our four Phase II clinical trials that started his fiscal year.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

Revenue

We did not record any revenue for the three months ended January 31, 2011 nor any for the three months ended January 31, 2010.

Research and Development Expenses

Research and development expenses increased by $990,356 to $1,987,691 for the three months ended January 31, 2011 as compared with $997,335 for the same period a year ago.  This is principally attributable to clinical trial expenses increasing significantly resulting from the continued growth of our clinical trials in the United States and India which were initiated during the first fiscal quarter of 2010.  In addition, overall compensation expense was higher in the current period resulting from additional employees as well as increases in salaries to existing employees. Lastly, the Company incurred legal expenses in the current period that did not repeat themselves in the period a year ago.

We anticipate continued increases in R&D expenses as a result of expanded development efforts primarily related to clinical trials and product development. In addition, expenses will be incurred in the development of strategic and other relationships required to license, manufacture and distribute our product candidates.

General and Administrative Expenses

General and administrative expenses increased by $392,941 or 67%, to $981,956 for the three months ended January 31, 2011 as compared with $589,015 for the same period a year ago. This was the result of overall compensation expense being higher in the current period resulting from additional employees, increases in salaries to existing employees, related benefits and higher stock based compensation as a result of additional stock option grants made to employees during the fiscal year ended October 31, 2010.  Commission expenses also increased in the current period due to the Company’s efforts to secure new junior unsecured convertible debt financing.  Additionally, travel and consulting expenses grew in the current period due to increased efforts by the Company to present its scientific and business plans, somewhat offset by lower offering expenses as a result of legal fees in the three months ended January 31, 2010 that did not repeat in the current period.  In addition, accounting fees increased in the current period primarily due to higher costs related to the Company’s filing of its annual report on Form 10-K for the fiscal year ended October 31, 2010.

Interest Expense/ Income

For the three months ended January 31, 2011, interest expense decreased to $532,349 from $1,666,139 primarily resulting from the conversion, payoff and maturation of Bridge Notes from the second fiscal quarter of 2010 through the current quarter ending January 31, 2011. Interest income increased to approximately $53,000 as compared to $2,271 in the same period a year ago as a result of interest earned on additional Optimus transaction notes receivable.  These notes are classified in the equity section of the balance sheet as a stock subscription receivable.

Other Expense/ Income

For the three months ended January 31, 2011, other expense increased approximately $16,000 as a result of foreign exchange fluctuations between the recording of liabilities related to invoices from Vibalogics GmbH and payment of those invoices.

Changes in Fair Values

 The change in fair value of the common stock warrant liability and embedded derivative liability increased income by approximately $3.84 million for the three months ending January 31, 2011 compared to expense of approximately $1.09 million in the same period a year ago. During the period a year ago, the Company recorded expense as the exercise price of substantially all warrants decreased from $0.20 to $0.17, as a result of the January 11, 2010 trigger of anti-dilution provisions in the warrant agreements, effectively increasing the liability associated with substantially all warrants, resulting in most of the expense that was recorded to the change in fair value account.  In addition, the share price increased from $0.13 at October 31, 2009 to $0.14 at January 31, 2010, resulting in some of the expense that was recorded to the change in fair value account.

 During the current period, the Company recorded income resulting from a decrease in the volatility of the underlying stock price, decreasing the liability associated with substantially all warrants, resulting in most of the income that was recorded to the change in fair value account.  In addition, the share price declined from $0.15 at October 31, 2010 to $0.147 at January 31, 2011, resulting in some of the income that was recorded to the change in fair value account.

Potential future increases or decreases in our stock price will result in increased or decreased warrant and embedded derivative liabilities, respectively, on our balance sheet and therefore increased or decreased expenses being recognized in our statement of operations in future periods.

Income Tax Benefit

In the three months ended January 31, 2011 income tax benefit increased by $100,494, to $379,472 in income, due to a gain recorded from the receipt of a NOL tax credit from the State of New Jersey tax program compared to the $278,978 in NOL tax credits received  from the State of New Jersey tax program in the three months ended January 31, 2010.

Liquidity and Capital Resources

Since our inception through January 31, 2011, the Company has reported accumulated net losses of approximately $27.3 million and recurring negative cash flows from operations. We anticipate that we will continue to generate significant losses from operations for the foreseeable future.

Cash used in operating activities, for the three months ending January 31, 2011, was approximately $2.2 million, primarily as a result of the following: increased R&D spending on clinical trials,  and higher general and administrative  spending compared to the corresponding period in the prior year.

Cash used in investing activities, for the three months ending January 31, 2011, was approximately $75,000 resulting from legal cost spending in support of our intangible assets (patents) and costs paid to the University of Pennsylvania for patent research.

Cash provided by financing activities, for the three months ending January 31, 2011, was approximately $2.3 million, primarily as a result of the sale of preferred stock to Optimus in addition to proceeds received from the sale of junior unsecured convertible notes. Principal payments on notes payable were slightly higher than proceeds from the sale of promissory notes.

Preferred Equity Financing (Optimus)

From November 1, 2010, through January 31, 2011 the Company issued and sold 133 shares of non-convertible, redeemable Series B Preferred Stock to Optimus pursuant to the terms of a Preferred Stock Purchase. The Company received gross proceeds of $1.33 million (net proceeds of $1.08 million) from this transaction.

In connection with these transactions, Optimus exercised 11,792,903 warrants at exercise prices ranging from $.15 to $.155.  As of January 31, 2011, 4,010,038 warrants remained outstanding.

In connection with  the December 30, 2010 transaction, the Company redeemed two hundred twenty-six (226) shares of Series B Preferred Stock held by Optimus for an aggregate redemption price of $3,141,004 consisting of (i) cash in an amount of $76,622 and (ii) cancellation of certain promissory notes issued by Optimus to the Company in the aggregate amount of $3,064,382.  As of January 31, 2011, Optimus is committed to purchase 328 shares of Series B Preferred Stock at a gross purchase price of $3.28 million.

 Notes Payable

The Company issued Junior Promissory Notes in the aggregate principal amount of approximately $1.4 million (net cash received of $1.23 million) during the three months ended January 31, 2011. During the three months ended January 31, 2011 the Company paid $187,582 in principal value on its Bridge Notes.

Our limited capital resources and operations to date have been funded primarily with the proceeds from public and private equity and debt financings, NOL tax sale and income earned on investments and grants.  We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future, due to the substantial investment in research and development. As of January 31, 2011 and October 31, 2010, we had an accumulated deficit of $26,659,333 and $27,416,000, respectively and shareholders’ deficiency of $11,142,677 and $14,802,631, respectively. Based on our available cash of approximately $150,000 on February 24, 2011, we do not have adequate cash on hand to cover our anticipated expenses for the next 12 months. If we fail to raise a significant amount of capital, we may need to significantly curtail operations in the near future. These conditions raised substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent public accounting firm relating to our financial statements for the year ended October 31, 2010 included a going concern explanatory paragraph.

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

Off-Balance Sheet Arrangements

As of January 31, 2011, we had no off-balance sheet arrangements, other than our lease for space. There were no changes in significance contractual obligation during the three months ended January 31, 2011.

Critical Accounting and New Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in accordance with generally accepted accounting principles accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

•	It requires assumptions to be made that were uncertain at the time the estimate was made, and
•	Changes in the estimate of difference estimates that could have been selected could have a material impact on our results of operations or financial condition.

 Actual results could differ from those estimates and the differences could be material. The most significant estimates impact the following transactions or account balances: stock compensation, liabilities, warrant valuation, impairment of intangibles and fixed assets and projected operating results.

Share-Based Payments - We record compensation expense associated with stock options in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation (formerly, FASB Statement 123R). We adopted the modified prospective transition method provided under SFAS No. 123R. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal year 2007, and in subsequent quarters, includes expense related to the remaining unvested portion of all stock option awards granted prior to April 1, 2006, the estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

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

Warrants

Warrants were issued in connection with the equity financings completed in October 2007, the preferred equity financing with Optimus and our Bridge Notes issued from June 2009 through January 2011. At the balance sheet date we estimated the fair value of these instruments using the Black-Scholes model, which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining term and the closing price of our common stock. Changes in assumptions used to estimate the fair value of these derivative instruments could result in a material change in the fair value of the instruments. We believe the assumptions used to estimate the fair values of the warrants are reasonable.

As of January 31, 2011 we had outstanding warrants to purchase 97,165,981 shares of our common stock (adjusted for anti-dilution provisions to-date) including approximately 89 million warrants with an exercise price of $0.15 per share.  These warrants include 4,010,038 warrants owned by Optimus as part of the Series B purchase agreement.

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

Changes in Internal Control over Financial Reporting

During the quarter ended January 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date hereof, there are no pending legal proceedings to which we are a party or of which any of our property is the subject.  In the ordinary course of our business we may become subject to litigation regarding our products or our compliance with applicable laws, rules, and regulations.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended October 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
.
During the period covered by this report, we have issued unregistered securities to the persons as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated there under. All recipients had adequate access to information about us. We have not furnished information under this item to the extent that such information previously has been included under Item 3.02 in a Current Report on Form 8-K.

During December 2010, the Company entered into an exchange with certain accredited investors holding convertible promissory notes in the aggregate principal face amount of $326,316, due on or around December 31, 2010, for new convertible promissory notes in the aggregate principal face amount of $343,491, due on or around March 31, 2011.  In connection with this exchange, the Company issued an additional 815,790 warrants.

During January 2011, the Company issued convertible promissory notes to accredited investors in the aggregate principal face amount of approximately $453,000, for an aggregate net purchase price of $395,000.  These Notes were issued with original issue discounts ranging from 5% to15% and are convertible into shares of Common Stock at $0.15 per share.  In connection with the purchase of these Notes, the Company issued to the purchaser of these Notes warrants to purchase 1,642,500 shares of Common Stock at an exercise price of $0.15 per share, subject to adjustments upon the occurrence of certain events. The Notes mature between April and October 2011, if not retired sooner and may be prepaid at anytime by the Company without penalty.

ITEM 5.  OTHER INFORMATION.

In connection with a loan made by our Chief Executive Officer, Thomas A. Moore, to us in the amount of $230,000, we agreed to further amend and restate the terms of the amended and restated senior promissory note held by Mr. Moore (the “Moore Notes”) on March 17, 2011 to increase the principal amount due by $230,000.  Under the terms of the amended and restated Moore Notes: (i) the maturity date is the earlier of (x) the date of consummation of an equity financing by us in an amount of $6.0 million or more and (y) the occurrence of any event of default as defined in the Moore Notes, (ii) Mr. Moore may elect, at his option, to receive accumulated interest thereon on or after April 15, 2011 (which we expect will amount to approximately $91,000), (iii) we will make monthly installment payments of $100,000 on the outstanding principal amount beginning on June 15, 2011, and (iv) we may retain, at the option of Mr. Moore, $200,000 of the repayment amount for investment in our next equity financing.

In consideration of Mr. Moore’s initial agreement to purchase the Moore Notes, we agreed that concurrently with an equity financing resulting in gross proceeds to us of at least $6.0 million, we will issue to Mr. Moore a warrant to purchase our common stock, which will entitle Mr. Moore to purchase a number of shares of our common stock equal to one share per $1.00 invested by Mr. Moore in the purchase of the Moore Notes.  The terms of these warrants were subsequently modified by our board of directors based on the terms of the June 2009 bridge financing increasing the number of shares underlying the warrant from one share per $1.00 invested to two and one-half shares.  The terms of these warrants were further modified by our board of directors to increase the number of warrants from two and one-half warrants per $1.00 invested to three warrants.  The final terms are anticipated to contain the same terms and conditions as warrants issued to investors in the subsequent financing (which are currently exercisable at $0.15 per share).

Item 6. Exhibits.

3.1(i)	Amended and Restated Certificate of Incorporation. Incorporated by reference to Annex C to DEF 14A Proxy Statement filed with the SEC on May 15, 2006.
3.1(ii)	Amended and Restated Bylaws. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-QSB filed with the SEC on September 13, 2006.
10.1*	Amended and Restated Senior Promissory Note, dated March 17, 2011, between the registrant and Thomas A. Moore.
31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVAXIS, INC. Registrant

Date: March 17, 2011	By:	/s/ Thomas Moore
Thomas Moore Chief Executive Officer and Chairman of the Board

	By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum Chief Financial Officer, Senior Vice President and Secretary