Form 10-Q
period 2011-04-30
Advaxis, Inc.
filed 2011-06-14
CIK 1100397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to ________________ to ________________

Commission file number   000-28489

ADVAXIS, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0563870
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

305 College Road East, Princeton, NJ 08540

(Address of principal executive offices)

(609) 452-9813

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of June 3, 2011 was 227, 309,445.

INDEX

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Balance Sheets at April 30, 2011 (unaudited) and October 31, 2010	2

	Statements of Operations for the six month periods ended April 30, 2011 and 2010 and the period March 1, 2002 (inception) to April 30, 2011 (unaudited)	3

	Statements of Cash Flow for the six month periods ended April 30, 2011 and 2010 and the period March 1, 2002 (inception) to April 30, 2011 (unaudited)	4

	Supplemental Disclosures of Cash Flow Information	5

	Supplemental Schedule of Noncash Investing and Financing Schedules	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

SIGNATURES		22

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

ADVAXIS, INC.
(A Development Stage Company)
BALANCE SHEETS

	(unaudited) April 30, 2011	October 31, 2010
ASSETS
Current Assets:
Cash	$927,729	$108,381
Grant Receivable	-	244,479
Prepaid expenses	85,934	38,511
Other Current Assets	52,221	-
Total Current Assets	1,065,884	391,371

Deferred expenses	296,807	233,322
Property and Equipment (net of accumulated depreciation)	8,838	28,406
Intangible Assets (net of accumulated amortization)	2,251,830	2,125,991
Deferred Financing Cost	25,000	-
Other Assets	222,934	96,096

TOTAL ASSETS	$3,871,293	$2,875,186

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$3,406,888	$2,586,008
Accrued expenses	2,096,854	647,125
Convertible Bridge Notes and fair value of embedded derivative	2,876,548	751,456
Notes payable – current portion, including interest payable	1,050,549	687,034
Total Current Liabilities	9,430,839	4,671,623

Deferred Rent	33,622	-
Long-term Convertible Notes and fair value of embedded derivative	736,611	-
Common Stock Warrant	15,908,302	13,006,194
Total Liabilities	26,109,374	17,677,817

Shareholders’ Deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; Series B Preferred Stock; issued and outstanding 740 at April 30, 2011 and 789 at October 31, 2010.
Common Stock - $0.001 par value; authorized 500,000,000 shares, issued and outstanding 216,929,722 at April 30, 2011 and 198,100,817 at October 31, 2010.	216,930	198,101
Additional Paid-In Capital	23,837,949	23,074,978
Stock Subscription Receivable	(9,998,210)	(10,659,710)
Deficit accumulated during the development stage	(36,294,750)	(27,416,000)
Total Shareholders’ Deficiency	(22,238,081)	(14,802,631)
TOTAL LIABILITIES & SHAREHOLDERS’ DEFICIENCY	$3,871,293	$2,875,186

The accompanying notes and the report of independent registered public accounting firm should be read in conjunction with the financial statements.

ADVAXIS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,		Period from March 1, 2002 (Inception) to April 30,
	2011	2010	2011	2010	2011
Revenue	$-	$87,234	$-	$87,234	$1,863,343

Research & Development Expenses	2,446,710	1,084,703	4,434,401	2,082,038	19,512,240
General & Administrative Expenses	961,645	779,463	1,943,601	1,368,478	18,183,499
Total Operating expenses	3,408,355	1,864,166	6,378,002	3,450,516	37,695,739

Loss from Operations	(3,408,355)	(1,776,932)	(6,378,002)	(3,363,282)	(35,832,396)

Other Income (expense):
Interest expense	(418,697)	(1,647,069)	(951,045)	(3,313,208)	(6,701,400)
Other Income	20,277	14,539	57,606	16,810	384,225
Gain on note retirement	5,904	64,354	5,904	64,354	1,662,344
Net changes in fair value of common stock warrant liability and embedded derivative liability	(5,834,546)	(5,785,257)	(1,992,685)	(6,875,371)	2,655,888
Net Loss before benefit for income taxes	(9,635,417)	(9,130,365)	(9,258,222)	(13,470,697)	(37,831,339)

Income tax benefit	-	-	379,472	278,978	1,580,473

Net (Loss)	(9,635,417)	(9,130,365)	(8,878,750)	(13,191,719)	(36,250,866)

Dividends attributable to preferred shares	179,666	-	1,168,686	-	1,212,570

Net (Loss) applicable to Common Stock	$(9,815,083)	$(9,130,365)	$(10,047,436)	$(13,191,719)	$(37,463,436)

Net (Loss) per share, basic	$(.05)	$(.07)	$(.05)	$(.11)

Net (Loss) per share, diluted	$(.05)	$(.07)	$(.05)	$(.11)

Weighted average number of shares outstanding, basic	213,370,738	133,124,164	210,079,887	125,577,856

Weighted average number of shares, diluted	213,370,738	133,124,164	210,079,887	125,577,856

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended April 30,		Period from March 1, 2002 (Inception) to April 30,
	2011	2010	2011
OPERATING ACTIVITIES
Net loss	$(8,878,850)	$(13,191,719)	$(36,250,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges to consultants and employees for options and stock	420,058	268,696	3,425,477
Amortization of deferred financing costs	-	-	260,000
Amortization of deferred expenses	(63,487)	82,016	210,921
Amortization of discount on Bridge Loans	147,787	480,730	821,673
Impairment of intangible assets	-	-	26,087
Non-cash interest expense	736,128	2,818,711	5,200,648
Loss (gain) on change in value of warrants and embedded derivative	1,992,685	6,875,371	(2,655,888)
Warrant Expense	35,523	-	241,798
Value of penalty shares issued	-	-	149,276
Depreciation expense	19,568	19,075	186,834
Amortization expense of intangibles	65,256	43,522	527,608
Gain on note retirement	(5,904)	(64,354)	(1,662,344)
ncrease in prepaid expenses	(47,724)	(28,558)	(85,934)
Decrease in grant receivable	244,479	-	-
Increase in other current assets	(52,221)	-	(52,221)
Increase in other assets	(140,220)	(14,538)	(234,053)
Increase (decrease) in accounts payable	803,839	(460,987)	3,971,032
Increase (decrease) in accrued expenses	1,438,580	(168,758)	2,073,341
Increase in deferred rent	33,622	-	33,622
Increase (decrease) in interest payable	66,927	(161,200)	(93,482)
Net cash used in operating activities	(3,183,553)	(3,501,993)	(23,906,470)
INVESTING ACTIVITIES
Cash paid on acquisition of Great Expectations	-	-	(44,940)
Purchase of property and equipment	-	(10,014)	(150,093)
Cost of intangible assets	(191,094)	(158,220)	(2,810,476)
Net cash used in Investing Activities	(191,094)	(168,234)	(3,005,509)
FINANCING ACTIVITIES
Proceeds from convertible debenture	875,000	-	1,915,000
Cash paid for deferred financing costs	(25,000)	-	(584,493)
Principal Payments on notes payable	(347,257)	(1,150,177)	(2,268,967)
Proceeds from notes payable	1,960,000	1,015,000	8,220,859
Net proceeds of issuance of Preferred Stock	1,342,672	3,202,827	8,610,499
Cancellation of Warrants	-	-	(600,000)
Proceeds from exercise of Warrants	388,580	170,000	558,580
Net proceeds of issuance of Common Stock	-	-	11,988,230
Net cash provided by Financing Activities	4,193,995	3,237,650	27,839,708
Net increase (decrease) in cash	819,348	(432,577)	927,729
Cash at beginning of period	108,381	659,822	-
Cash at end of period	$927,729	$227,245	$927,729

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosures of Cash Flow Information

	Six Months Ended April 30,		Period from March 1, 2002 (Inception) to April 30,
	2011	2010	2011
Cash paid for Interest	$63,541	$278,021	$597,141

Supplemental Schedule of Noncash Investing and Financing Activities

	Six Months Ended April 30,		Period from March 1, 2002 (Inception) to April 30,
	2011	2010	2011
Equipment acquired under notes payable	$-	$-	$45,580
Common stock issued to Founders	$-	$-	$40
Notes payable and accrued interest converted to Preferred Stock	$-	$-	$15,969
Stock dividend on Preferred Stock	$-	$-	$43,884
Accounts Payable from consultants settled with Common Stock	$-	$-	$51,978
Notes payable and embedded derivative liabilities converted to Common Stock	$-	$-	$5,835,250
Intangible assets acquired with notes payable	$-	$-	$360,000
Intangible assets acquired with common stock	$-	$-	$70,000
Debt discount in connection with recording the original value of the embedded derivative liability	$898,305	$539,354	$3,056,994
Allocation of the original secured convertible debentures to warrants	$-	$-	$214,950
Allocation of the warrants on Bridge Notes as debt discount	$773,084	$639,735	$2,425,631
Cancellation of Note Receivable in connection with Preferred Stock Redemption	$(3,051,000)	$-	$(3,051,000)
Note receivable in connection with exercise of warrants	$2,389,500	$4,881,710	$13,049,210
Warrants Issued in connection with issuance of Common Stock	$-	$-	$1,505,550
Warrants Issued in connection with issuance of Preferred Stock	$-	$-	$3,587,625

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

Net Loss Per Share

Basic net income or basic net loss per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the periods. Diluted earnings per share give effect to dilutive options, warrants, convertible debt and other potential common stock outstanding during the period. Therefore, in the case of a net loss the impact of the potential common stock resulting from warrants, outstanding stock options and convertible debt are not included in the computation of diluted loss per share, as the effect would be anti-dilutive. In the case of net income the impact of the potential common stock resulting from these instruments that have intrinsic value are included in the diluted earnings per share. The table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share. Approximately 83.7 million warrants (excluding approximately 25.6 million warrants held by an affiliate of Optimus) include anti-dilutive provisions to adjust the number and price of the warrants based on certain types of equity transactions.

	As of April 30,
	2011	2010
Warrants	117,140,234	85,043,407
Stock Options	27,317,424	18,119,090
Convertible Debt (using the if-converted method)	19,542,580	-
Total	164,000,238	103,162,497

Research and Development Expenses

Research and development expenses include, but are not limited to, payroll and personnel expenses, lab expenses, clinical trial and related clinical manufacturing costs, facilities and related overhead costs.

Accounting for Stock-Based Compensation

Stock-based compensation is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton option-pricing model (hereinafter referred to as the “BSM model”) and is recognized as expense over the requisite service period. The BSM model requires various assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. See Note 5 for information on stock-based compensation expense incurred in the three months ending April 30, 2011.

Warrant Liability/Embedded Derivative Liability

The Company has outstanding Warrants and convertible features (Embedded Derivatives) in its outstanding Senior and Junior Subordinated Promissory Notes. In addition, the Company has an outstanding convertible feature (Embedded Derivative) on its long-term convertible promissory notes with an accredited investor.  The Warrants and Embedded Derivatives are recorded at their relative fair values at issuance and will continue to be recorded at fair value each subsequent balance sheet date. Any change in value between reporting periods will be recorded at each reporting date. Both derivatives will continue to be reported until such time as they are exercised, expire, or mature at which time these derivatives will be adjusted to fair value and reclassified from liabilities to equity.

Income Tax Benefit

 On February 4, 2011, the Company received a net cash amount of $379,472 from the sale of our 2008 and 2009 State Net Operating Losses (“NOL”) under the State of New Jersey Program for small business.

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

As of April 30, 2011, all gross capitalized costs associated with the licenses and patents filed and granted as well as costs associated with patents pending are $2,697,442 as shown under license and patents on the table below. The expirations of the existing patents range from 2014 to 2023 but the expirations can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. No other patent applications with future value were abandoned and charged to expense in the current or prior year. Amortization expense for licensed technology and capitalized patent cost is included in general and administrative expenses.

Under the amended and restated agreement we are billed actual patent expenses as they are passed through from Penn and or billed directly from our patent attorney. The following is a summary of intangible assets as of the end of the following fiscal periods:

	(Unaudited)
	April 30, 2011	April 30, 2010
License	$651,992	$651,992
Patents	2,045,450	1,157,802
Total intangibles	2,697,442	1,809,794
Accumulated Amortization	(445,612)	(323,458)
Intangible Assets	$2,251,830	$1,486,336

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

On March 17, 2011,in connection with a loan made by our Chief Executive Officer, Thomas A. Moore, to us in the amount of $230,000, we agreed to further amend and restate the terms of the amended and restated senior promissory note held by Mr. Moore (the “Moore Notes”) .  Under the terms of the amended and restated Moore Notes: (i) the maturity date is the earlier of (x) the date of consummation of an equity financing by us in an amount of $6.0 million or more and (y) the occurrence of any event of default as defined in the Moore Notes, (ii) Mr. Moore may elect, at his option, to receive accumulated interest thereon on or after April 15, 2011, (iii) we will make monthly installment payments of $100,000 on the outstanding principal amount beginning on June 15, 2011, and (iv) we may retain, at the option of Mr. Moore, $200,000 of the repayment amount for investment in our next equity financing.

For the three months ending April 2011, Mr. Moore loaned the Company, in total, $295,000 under the terms of the amended and restated Moore Notes as described above.

For the three months ending April 30, 2011, the Company did not make any interest or principal payments to Mr. Moore.  As of April 30, 2011, the Company was not in default under the terms of the Moore Agreement.  As of April 30, 2011, the Company owed Mr. Moore approximately $873,000 in principal and approximately $97,000 in accrued interest under the Moore Notes.

Senior Convertible Promissory Notes

Effective June 18, 2009, the Company entered into a Note Purchase Agreement with certain accredited investors, pursuant to which such investors acquired senior convertible promissory notes of the Company.  At April 30, 2011, the Company had one outstanding senior convertible promissory note with $88,824 in principal value and $26,471 in accrued interest remaining.  In May 2011, the Company received a notice of intent to convert the principal and accrued interest on this outstanding senior convertible promissory note into shares of the Company’s common stock (See Subsequent Events Note #8).

 Junior Subordinated Convertible Promissory Notes

During the three months ended April 30, 2011 the Company entered into Junior Subordinated Convertible Promissory Notes in the aggregate principal value of $473,392 for an aggregate net purchase price of $430,000.  These notes had maturity dates ranging from May 2, 2011 to October 31, 2011.

The Company has repaid approximately $160,000 in principal and interest during the current period. As of April 30, 2011, the Company had approximately $2,216,000 in outstanding junior subordinated convertible promissory notes with Original Issue Discount (“OID”) amounts ranging from 5% to 18% and with maturity dates ranging from July 30, 2010 to October 31, 2011.

 In May 2011, the Company converted or had investors agree to convert approximately $1,167,000 of principal and interest on these outstanding junior subordinated convertible promissory notes into shares of the Company’s common stock.  In addition, the Company also reached agreements with four investors, whose notes were to mature on or around April 30, 2011, in the aggregate principal value of approximately $153,000 (included in the above aggregate principal value of $2,216,000) to exchange their original notes for new notes, in the aggregate principal amount of approximately $161,000, with a maturity date due on or around August 2, 2011. In return for exchanging their notes, these investors received additional interest of $8,033 in total. (See Subsequent Events Note #8)

 We refer to all Senior Convertible Promissory Notes and Junior Subordinated Convertible Promissory Notes as “Bridge Notes”.

The Bridge Notes are convertible into shares of the Company’s common stock at an exercise price contingent on the completion of an equity financing. For every dollar invested in our Bridge Notes, each Investor received warrants to purchase between 1½ and 2 ½ shares of common stock (the “Bridge Warrants”) subject to adjustments upon the occurrence of certain events as more particularly described below and in the form of Warrant. As of April 30, 2011, substantially all of the Bridge Warrants have an exercise price of $.15 per share. The Bridge Notes may be prepaid in whole or in part at the option of the Company without penalty at any time prior to the Maturity Date. The warrants may be exercised on a cashless basis under certain circumstances.

Activity related to the Bridge Notes from issuance is as follows:

Bridge Note – Principal Value – Issued	$6,615,145
Principal payments on Bridge Notes	(1,889,788)
Bridge Note Conversions	(2,420,373)
Original Issue Discount, net of accreted interest	(89,360)
Fair Value of Attached Warrants at issuance	(2,425,631)
Fair Value of Embedded Derivatives at issuance	(2,430,594)
Accreted interest on embedded derivative and warrant liabilities	4,458,569

Convertible Bridge Notes- as of April 30, 2011	$1,817,968
Embedded Derivatives Liability at April 30, 2011	1,058,580
Convertible Bridge Notes and fair value of embedded derivative	$2,876,548

BioAdvance Note

BioAdvance Biotechnology Greenhouse of Southeastern Pennsylvania Notes (“BioAdvance”) received notes from the Company for $10,000 dated November 13, 2003 and $40,000 dated December 17, 2003 that were each due on the fifth anniversary date thereof.  As of April 30, 2011, the Company owes approximately $40,000 in principal and $13,630 in interest to BioAdvance.  The Company repaid BioAdvance in full during May 2011. (See Subsequent Events Note #8)

Long-term Convertible Promissory Notes

On April 28, 2011, Advaxis, Inc. issued and sold to an accredited investor a convertible promissory note of the Company (“Long-term Convertible Promissory Notes”) in the aggregate principal amount of $500,000 (together with the related ancillary documents, the “ A-Note ”) in return for the payment in cash from the Investor of $500,000.  The A-Note bears interest in the form of a one time interest charge of 8% of the principal amount of the A-Note, payable with the A-Note’s aggregate principal amount outstanding on the maturity date, April 28, 2014.  The A-Note is convertible, in whole or in part, into shares of the Company’s common stock, $0.001 par value. at a per share conversion price equal to 80% of the average of the two lowest trade prices for the Common Stock in the 20 trading days previous to the effective date of each such conversion, subject to a conversion floor of $0.15.  The A-Note may be prepaid by the Company without penalty beginning twelve months after issue date of the A-Note.  To the extent the Investor does not elect to convert the A-Note as described above, the principal amount of the A-Note not so converted shall be payable in cash on the maturity date.

            On April 28, 2011, the Company also issued and sold to the same accredited investor a convertible promissory note of the Company (“Long-term Convertible Promissory Notes”) in the aggregate principal amount of $800,000 (together with the related ancillary documents, the “ B-Note ” and together with the A-Note, the “ Company Notes ”). The B-Note bears interest in the form of a one time interest charge of 8% of the principal amount of the B-Note, payable with the B-Note’s aggregate principal amount outstanding on the maturity date, April 28, 2014.  All or any portion of the aggregate principal and interest outstanding under the B-Note is convertible, at the option of the Investor from time to time (subject to the prior pre-payment of the such principal amount of the C-Note (as defined below) equal to the such principal amount of the B-Note subject to such conversion), into shares of Common Stock, at a per share conversion price equal to 80% of the average of the two lowest trade prices for the Common Stock in the 20 trading days previous to the effective date of each such conversion, subject to a conversion floor of $0.15.

Concurrently with the issuance of the B-Note, the Investor issued and delivered to the Company a secured and collateralized promissory note (together with the related ancillary documents, the “ C-Note ”), which served as the sole consideration paid to the Company for the Company’s issuance of the B-Note to the Investor.  The C-Note was issued in the aggregate principal amount of $800,000, bears interest in the form of a one time interest charge of 8% of the principal amount of the C-Note, payable with the C-Note’s aggregate principal amount outstanding on the maturity date, April 28, 2014.  The C-Note is to be secured by $800,000 of an unspecified money market fund, or other assets, having a value of at least $800,000.

Immediately after the purchase by the Investor of the B-Note for the C-Note, the Investor delivered to the Company the sum of $80,000 in cash as a pre payment on the principal amount outstanding under the C-Note.  While no further mandatory principal or interest payments are due on the C-Note until its maturity date, the C-Note contemplates (but does not require) further voluntary pre payments by the Investor on the C-Note to the Company at the approximate rate of $250,000 per month, beginning seven months after the issuance of the C-Note, or commencing on or about November 28, 2011, but only provided: (i) all requests by the Investor for conversion of principal and interest on the B-Note are honored and (ii) the Common Stock issued upon such conversions of portions of the principal and interest on the B-Note may be freely resold by the Investor without the requirement of any restrictive legend pursuant to applicable securities laws, rules and regulations.

Additionally, the Investor may purchase up to an additional $2.4 million in aggregate principal amount of notes in the form of the B-Note from the Company (each, an “ Additional B-Notes”).  The purchase price for each such Additional B-Note issued to the Investor will be paid by the issuance by the Investor to the Company of an additional note in the form of the C-Note (each, an “ Additional C-Note ”), with such Additional B-Notes and Additional C-Notes containing the same terms and provisions described above.

We refer to all convertible promissory notes, with a maturity date greater than one year collectively as “Long-term Convertible Promissory Notes”

As of April 30, 2011, the Company owed $626,400 in outstanding principal under the Long-term Convertible Promissory Notes.

Activity related to the Long-term Convertible Promissory Notes, from issuance is as follows:

Long-term Convertible Promissory Notes – Principal Value – Issued	$626,400
Original Issue Discount, net of accreted interest	(46,279)
Fair Value of Embedded Derivatives at issuance	(626,400)
Accreted interest on embedded derivative	1,143

Convertible Bridge Notes- as of April 30, 2011	$-
Embedded Derivatives Liability at April 30, 2011	781,747
Long-term Convertible Notes and fair value of embedded derivative	$736,611

Derivative Instruments

The table below lists the Company’s derivative instruments as of April 30, 2011:

Description	Principal	Original Issue Discount	Warrant Liability	Embedded Derivative Liability
Total Valuation at October 31, 2010	$777,154	$21,937	$13,006,194	$81,028
Issuance of November 2010 Bridge Notes	931,579	96,579	391,076	150,156
Exchange of November 2010 Bridge Notes	17,175	17,175	86,963	9,389
Issuance of January 2011 Bridge Notes	452,941	57,941	173,808	41,024
Note Payoffs	(187,582)
Issuance of Warrants			35,523
Accreted Interest		(73,363)
Exercise of Warrants			(1,382,847)
Change in FV			(3,789,889)	(51,972)
Total Valuation at January 31, 2011	1,991,267	120,269	8,520,828	229,625

Issuance of Q2 2011 Bridge Notes	473,392	43,392	121,238	71,336
Issuance of Long-term Convertible Promissory Notes	626,400	46,400		626,400
Note Payoffs	(159,675)			(5,904)
Issuance of Warrants			2,990,520
Accreted Interest		(74,422)
Exercise of Warrants			(639,960)
Change in FV			4,915,676	918,870
Total Valuation at April 30, 2011	$2,931,384	$135,639	$15,908,302	$1,840,327

Warrants

As of April 30, 2011, there were outstanding warrants to purchase 117,140,234 shares of our common stock with exercise prices ranging from $0.15 to $0.287 per share. Information on the outstanding warrants is as follows:

Type	Exercise Price	Amount	Expiration Date	Type of Financing
Common Stock Purchase Warrant	$ 0.15	69,435,127	February 2011 – October 2012	2007 Securities Purchase Agreement
Common Stock Purchase Warrant	$ 0.15 - $0.17	21,581,863	January 2013 – April 2015	Bridge Notes
Common Stock Purchase Warrant	$ 0.1952-$0.287	461,956	February 2012	Vendor & Other
Common Stock Purchase Warrant	$ 0.15	51,250	November 2015	Placement Agent – Convertible Debt Financing
	Subtotal	91,530,196

Common Stock Purchase Warrant	TBD (1)	25,610,038	July 2013 – April 2014	Optimus Preferred Stock Agreement (7/19/2010)
	Grand Total	117,140,234

(1)    For purposes of this warrant, exercise price means an amount per warrant share equal to the closing sale price of a share of common stock on the applicable tranche notice date.

Warrant Liability/Embedded Derivative Liability

The fair value of the Warrants and Embedded Derivatives are estimated using the BSM model.

The Company computes valuations, each quarter, using the BSM model for each derivative instrument to account for the various possibilities that could occur due to changes in the inputs to the BSM model as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). The Company effectively weights each calculation based on the likelihood of occurrence to determine the value of the derivative at the reporting date. As of April 30, 2011, the fair value of the Warrants and Embedded Derivatives were determined to be approximately $15.9 million and $1.8 million, respectively.  For the three and six month periods ending April 30, 2011, respectively, we recorded expense of approximately $5.83 million and $1.99 million, respectively, for net changes in the fair value of the common stock warrant liability and embedded derivative liability.

5. ACCOUNTING FOR STOCK BASED COMPENSATION PLANS

The Company records compensation expense associated with stock options based on the estimated fair value of each option award that was granted using the Black-Scholes option valuation model.

The table below summarizes compensation expenses from share-based payment awards:

	For the three months ending April 30,
	2011	2010
Research and development	$74,364	$29,042
General and Administrative	105,112	61,225
Total stock compensation expense recognized	$179,476	$90,267

Total unrecognized estimated compensation expense related to non-vested stock options granted and outstanding as of April 30, 2011 was approximately $1.02 million which is expected to be recognized over a weighted-average period of approximately two years.

No options were exercised over the three and six  month periods ended April 30, 2011. For the three and six month periods ended April 30, 2011, the Company granted 50,000 and 800,000 options, respectively,  at a weighted average Black Scholes value and exercise price of approximately $0.12.

6. COMMITMENTS AND CONTINGENCIES

University of Pennsylvania

On May 10, 2010, we entered into a second amendment to the Penn license agreement pursuant to which we acquired exclusive licenses for an additional 27 patent applications related to our proprietary Listeria vaccine technology.   As part of this amendment we exercised our option for the rights to seven additional patent dockets, including 23 additional patent applications, at an option exercise fee payable in the form of $35,000 in cash and $70,000 in our common stock (approximately 388,889 shares of our common stock based on a price of $0.18 per share) and agreed to pay historical patent costs incurred by the University of Pennsylvania at a cost of approximately $462,000. As of April 30, 2011, approximately $138,000 of this amount remained outstanding.

During the three months ending April 30, 2011, the Company paid $85,000 to Penn under all licensing agreements.

Other

Pursuant to a Clinical Research Service Agreement, the Company is obligated to pay Pharm–Olam International for service fees related to our Phase I clinical trial. As of April 30, 2011, the Company has an outstanding balance of $223,620 on this agreement.

 On June 19, 2009 we entered into a Master Agreement and on July 8, 2009 we entered into a Project Agreement with Numoda, a leading clinical trial and logistics management company, to oversee Phase II clinical activity with ADXS11-001 for the treatment of invasive cervical cancer and CIN.  Numoda will be responsible globally for integrating oversight and logistical functions with the clinical research organizations, contract laboratories, academic laboratories and statistical groups involved.  The scope of this agreement covers over three years and is estimated to cost approximately $11.2 million for both trials. Per the agreement, the Company is permitted to pay a portion of outstanding charges to Numoda in the form of the Company’s common stock and during May 2010, the Company issued 3,500,000 shares of its common stock to an affiliate of Numoda in satisfaction of $595,000 in services rendered by Numoda to the Company under the Master Agreement. The Company has recorded deferred expenses on the balance sheet for this amount and amortizes this amount to expense over the life of the agreement. At April 30, 2011, there was a zero balance in deferred expenses related to the Numoda project.  From inception of these agreements through April 30, 2011, the Company has paid Numoda approximately $4.54 million.

New Office & Laboratory Lease

In April 2011, the Company entered into a Sublease Agreement and relocated the current offices and laboratory to a 9,143 square foot leased facility in Princeton, NJ approximately 12 miles south of its former location.  The agreement is for a period of approximately twenty months at the rate of approximately $15,600 per month plus utilities. Utility costs are estimated to be $7,200 per month and are capped at approximately $10,700 per month. The Company made an initial payment of approximately $54,000 prior to entering the new facility.   As an inducement to enter into the agreement, the company will receive abatement for a specified number of months through July 31, 2011. The agreement has a termination date of November 29, 2012 and the Company is in discussions with building owner for lease terms beyond this date.

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

On March 14, 2011, Advaxis, Inc. (the “Company ”) issued and sold 44 shares of Series B preferred to Optimus pursuant to the terms of the Series B Purchase Agreement.  The aggregate purchase price for the shares of Series B Preferred Stock was $440,000 (of which the Company received approximately265,000 (net of $150,000 used to repay a short-term promissory note due Optimus and $25,000 in legal and early payment fees).).

In connection with the March 14, 2011 issuance by the Company of the Series B Preferred Stock described above, an affiliate of Optimus exercised a warrant to purchase 3,960,000 shares of the Company’s common stock at an exercise price of $0.15 per share.  As permitted by the terms of these warrants, the aggregate exercise price of $594,000 received by the Company is payable pursuant to four-year full recourse promissory notes bearing interest at the rate of 2% per year.

On April 4, 2011,the  Company and Optimus  entered into an amendment to the Preferred Stock Purchase Agreement dated July 19, 2010  between the Company and Optimus.  Under the amendment Optimus  remains obligated, from time to time until July 19, 2013, to purchase up to an additional 284 shares of non-convertible, redeemable Series B Preferred Stock, $0.001 par value per share (the “ Series B Preferred Stock ”) at a purchase price of $10,000 per share upon notice from the Company to the Investor, subject to the satisfaction of certain conditions set forth in the Purchase Agreement.

            In order to satisfy certain conditions set forth in the Purchase Agreement that would allow the Company to require the Investor to purchase the remaining shares of Series B Preferred Stock under the Purchase Agreement, the Amendment provides that, among other things, the Company will issue to the Holder a three-year warrant (the “ Additional Warrant ”) to purchase up to an additional 25,560,000 shares of the Company’s common stock, at an initial exercise price of $0.15 per share, subject to adjustment as described below.  The Additional Warrant will become exercisable on the earlier of (i) the date on which a registration statement registering for resale the shares of the Company’s common stock issuable upon exercise of the Additional Warrant (the “ Warrant Shares ”) becomes effective and (ii) the first date on which such Warrant Shares are eligible for resale without limitation under Rule 144 (assuming a cashless exercise of the Additional Warrant).  The Additional Warrant consists of and is exercisable in tranches, with a separate tranche being created upon each delivery of a tranche notice under the Purchase Agreement.  On each tranche notice date, that portion of the Additional Warrant equal to 135% of the tranche amount will vest and become exercisable, and such vested portion may be exercised at any time during the exercise period on or after such tranche notice date.  On and after the first tranche notice date and each subsequent tranche notice date, the exercise price of the Additional Warrant will be adjusted to the closing sale price of a share of the Company’s common stock on the applicable tranche notice date.  The exercise price of the Additional Warrant may be paid (at the option of the Investor) in cash or by the Investor’s issuance of a four-year, full-recourse promissory note (each, a “ Promissory Note ”), bearing interest at 2% per annum, and secured by specified portfolio of assets.  However, no Promissory Note will be due or payable at any time that (a) the Company is in default of any preferred stock purchase agreement for Series B Preferred Stock or any warrant issued pursuant thereto, any loan agreement or other material agreement or (b) there are any shares of the Company’s Series B Preferred Stock issued or outstanding.  The Additional Warrant also provides for cashless exercise in certain circumstances. If a “Funding Default” (as such term is defined in the Additional Warrant) occurs and the Additional Warrant has not previously been exercised in full, the Company has the right to demand surrender of the Additional Warrant (or any remaining portion thereof) without compensation, and the Additional Warrant will automatically be cancelled.

On April 4, 2011, the Company and the Holder also entered into an Amended and Restated Security Agreement to ensure that any Promissory Note issued upon exercise of the Additional Warrant will be entitled to the benefits of the security and collateral provisions of the Security Agreement dated as of July 19, 2010.

As of April 30, 2011, Optimus is committed to purchase 284 shares of Series B Preferred Stock at a gross purchase price of $2.84 million.

Warrants

During April 2011, investors in the Company exercised 2,590,530 warrants at a price of $0.15 per share, resulting in total proceeds to the Company of $388,580.  These warrants were subject to anti-dilution provisions and therefore reduced the total number of outstanding warrants, subject to anti-dilution provisions, from approximately 86.3 million to 83.7 million warrants.

Almost all of our warrants (except the warrants issued to an affiliate of Optimus) contain “full-ratchet” anti-dilution provisions originally set at $0.20 with a term of five years.  The Optimus transaction on January 11, 2010 triggered the anti dilution provisions of the warrant agreements requiring a reset of both the price of these warrants (from $.20 to $.17) and an increase in amount of warrants.  Subsequently, the Optimus transaction on September 28, 2010 triggered the anti-dilution provisions of the warrant agreements requiring a reset of both the price of these warrants (from $0.17 to $0.15) and an increase in the amount of warrants.  Therefore, any future financial offering or instrument issuance below $0.15 per share of the Company’s common stock or warrants will cause further anti-dilution and/or repricing provisions in approximately 83.7 million of our outstanding warrants.

8. SUBSEQUENT EVENTS

May 2011 Note Financing

On May 9, 2011, we entered into a Note Purchase Agreement with certain accredited investors, whereby the Company issued to investors acquired approximately $7.1 million of our convertible promissory notes, which we refer to as the May 2011 Notes, for an aggregate purchase price of approximately $6.0 million in a private placement.  The May 2011 Notes were issued with an original issue discount of 15%. Each investor paid $0.85 for each $1.00 of principal amount of May 2011 Notes purchased at the closing on May 12, 2011. The May 2011 Notes are convertible into shares of our common stock, at a per share conversion price equal to $0.15. Additionally, each investor received a warrant to purchase such number of shares of our common stock equal to 50% of such number of shares of our common stock issuable upon conversion of the May 2011 Note at an exercise price of $0.15 per share.

The May 2011 Notes mature on May 12, 2012. We may redeem the May 2011 Notes under certain circumstances. The warrants are exercisable at any time on or before May 12, 2014. The warrants may be exercised on a cashless basis under certain circumstances.  To the extent an investor does not elect to convert its May 2011 Notes as described above, the principal amount not so converted on or prior to the maturity date shall be payable in cash on the maturity date.

The May 2011 Notes may be converted by the investors, at the option of such investor, in whole or in part. However, except as otherwise provided, only 85% of the initial principal amount of each May 2011 Note is convertible prior to maturity. The May 2011 Notes and warrants include a limitation on conversion or exercise, which provides that at no time will an investor be entitled to convert any portion of the May 2011 Notes or exercise any of the warrants, to the extent that after such conversion or exercise, such investor (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of our common stock as of such date.

In connection with the May 2011 offering, we entered into a Registration Rights Agreement, dated as of May 9, 2011 with the investors. Pursuant to such agreement, we agreed with the investors to provide certain rights to register under the Securities Act of 1933, as amended, the shares of our common stock issuable upon any conversion of the May 2011 Notes and the exercise of the warrants, and agreed to file a registration statement within 45 days of the closing of the May 2011 offering to register the offering of the shares of our common stock issuable upon conversion of the May 2011 Notes and the exercise of the warrants.

Rodman & Renshaw, LLC acted as the exclusive placement agent in connection with the May 2011 offering and received compensation of a cash placement fee equal to 6% of the aggregate purchase price paid by investors in the May 2011 offering and warrants to purchase 1,887,448 shares of our common stock, which warrants are exercisable at $0.15 per share and shall expire on May 12, 2014.

Reduction of Indebtedness

On May 12, 2011, in connection with the closing of the May 2011 offering, the Company received notices of conversion from holders in the aggregate amount of $907,134 (including additional interest of approximately $40,000) of our outstanding senior secured convertible promissory notes and junior unsecured convertible promissory notes pursuant to which we issued or will issue an aggregate of 6,047,561 shares of our common stock to such holders, (ii) entered into exchange agreements with certain other holders of an aggregate principal amount of $152,631 of our outstanding junior unsecured convertible promissory notes, which we refer to as the old notes, pursuant to which we issued an aggregate principal amount of $160,664 of junior unsecured convertible promissory notes, which we refer to as the new notes, in exchange for the old notes and (iii) repaid one junior unsecured convertible promissory note in the aggregate principal amount of $26,316. The new notes are substantially the same as the old notes except that the new notes have an extended maturity date of August 2, 2011.

In addition, during May 2011, the Company received notices of conversion from holders of an aggregate principal amount of $375,118 of our outstanding junior unsecured convertible promissory notes pursuant to which we issued an aggregate of 2,500,784 shares of our common stock to such holders.

The reduction of indebtedness described above reduced our aggregate principal amount of outstanding indebtedness from $2,304,984 on April 30, 2011 to $1,044,698 on June 3, 2011.

BioAdvance Note

On May 16, 2011, the Company repaid its one outstanding note to BioAdvance, dated December 17, 2003 (See Note #4). The Company repaid $40,000 in principal and $10,000 in accrued interest for a total of $50,000.

Warrants

During May 2011, investors in the Company exercised 2,333,336 warrants at a price of $0.15 per share, resulting in total proceeds to the Company of approximately $350,000.  These warrants were subject to anti-dilution provisions and therefore reduced the total number of outstanding warrants, subject to anti-dilution provisions, from approximately 83.7 million warrants as of April 30, 2011 to 81.4 million warrants as of May 31, 2011.

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

 General

Our common stock trades on the Over-the-Counter Marketplace under the ticker symbol ADXS.OB.

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

We have no customers. Since our inception in 2002, we have focused our development efforts upon understanding our technology and establishing a product development pipeline that incorporates this technology in the therapeutic cancer vaccines area targeting cervical, head and neck, prostate, breast, and a pre-cancerous indication of cervical intraepithelial neoplasia, which we refer to as CIN. Although no products have been commercialized to date, research and development and investment continues to be placed behind the pipeline and the advancement of this technology. Pipeline development and the further exploration of the technology for advancement entail risk and expense. We anticipate that our ongoing operational costs will increase significantly as we continue our four Phase II clinical trials that started this fiscal year.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2011 AND 2010

Revenue

We did not record any revenue for the three months ended April 30, 2011. For the same period a year ago, revenue increased by approximately $87,000, representing grant revenue.

Research and Development Expenses

Research and development expenses increased by approximately $1,362,000 to approximately $2,447,000 for the three months ended April 30, 2011 as compared with approximately $1,085,000 for the same period a year ago principally attributable to clinical trial expenses increasing significantly resulting from the continuation of our clinical trials in the United States and India, which were initiated during the first fiscal quarter of 2010.  In addition, overall compensation expense was higher in the current period resulting from additional employees, increased stock-based compensation and increases in salaries to existing employees.

We anticipate continued increases in R&D expenses as a result of expanded development efforts primarily related to clinical trials and product development. In addition, expenses will be incurred in the development of strategic and other relationships required to license, manufacture and distribute our product candidates.

General and Administrative Expenses

General and administrative expenses increased by approximately $182,000 or 23%, to approximately $962,000 for the three months ended April 30, 2011 as compared with approximately $779,000 for the same period a year ago. This was the result of higher legal, professional and other consulting fees in the current period as compared with the same period a year ago due to the Company’s capital raising efforts.  Overall compensation expense was lower in the current period resulting from higher salary costs in the prior period that did not repeat  in the current period.  Additionally, office and related expenses increased in the current period due to the relocation of the Company’s operations to Princeton, NJ in April 2011 but were offset somewhat by lower travel expenses.

Interest Expense

For the three months ended April 30, 2011, interest expense decreased to approximately $419,000 from approximately $1,647,000 primarily resulting from the conversion, repayment of and maturation of Bridge Notes from the second fiscal quarter of 2010 through the current quarter ending April 30, 2011.

 Other Expense/ Income

Interest income increased to approximately $48,000 as compared to approximately $15,000 in the same period a year ago as a result of interest earned on additional Optimus notes receivable.  These notes are classified in the equity section of the balance sheet as a stock subscription receivable.

Other expense increased to approximately $28,000 as compared to $0 in the same period a year ago as a result of changes in foreign exchange rates relating to transactions with certain vendors.

Gain on Note Retirement

For the three months ended April 30, 2011, income from the gain on note retirement decreased to approximately $6,000 from $64,354 in the same period a year ago due to repayments of bridge notes in the current period compared with the same period a year ago.

Changes in Fair Values

 The change in fair value of the common stock warrant liability and embedded derivative liability for both periods was approximately $5.8 million resulting from increased share prices. In the current period, the Company’s the share price increased from $0.15 at January 31, 2011 to $0.21 at April 30, 2011.  During the period a year ago, the Company’s share price increased from $0.135 at January 31, 2010 to $0.21 at April 30, 2010.

Potential future increases or decreases in our stock price will result in increased or decreased warrant and embedded derivative liabilities, respectively, on our balance sheet and therefore increased or decreased expenses being recognized in our statement of operations in future periods.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED APRIL 30, 2011 AND 2010

Revenue

We did not record any revenue for the six months ended April 30, 2011. For the same period a year ago, revenue increased by approximately $87,000, representing grant revenue.

Research and Development Expenses

Research and development expenses increased by approximately $2,352,000 to approximately $4,434,000 for the six months ended April 30, 2011 as compared with approximately $2,082,000 for the same period a year ago.  This is principally attributable to clinical trial expenses increasing significantly resulting from the continuation of our clinical trials in the United States and India which were initiated during the first fiscal quarter of 2010.  In addition, overall compensation expense was higher in the current period resulting from additional employees, increased stock-based compensation and increases in salaries to existing employees.

We anticipate continued increases in R&D expenses as a result of expanded development efforts primarily related to clinical trials and product development. In addition, expenses will be incurred in the development of strategic and other relationships required to license, manufacture and distribute our product candidates.

General and Administrative Expenses

General and administrative expenses increased by approximately $576,000 or 42%, to approximately $1,944,000 for the six months ended April 30, 2011 as compared with approximately $1,368,000 for the same period a year ago, primarily as a result of the following: Overall compensation expense was higher in the current period resulting from additional employees, increases in salaries to existing employees and higher stock based compensation.   Legal, professional and other consulting fees also increased in the current period, along with travel and entertainment expenses, due to the Company’s capital raising efforts.   Additionally, office and related expenses grew in the current period due to the relocation of the Company’s corporate and scientific operations to Princeton, NJ in April 2011.  Lastly, the Company experienced an increase in non-cash expenses: amortization expense increased in the current period due to additions to our patent portfolio since the same period last year; warrant expense increased in the current period due to the issuance of additional warrants to a vendor and an investor.

Interest Expense

For the six months ended April 30, 2011, interest expense decreased to approximately $951,000 from approximately $3,313,000 primarily resulting from the conversion, payoff and maturation of Bridge Notes from the second fiscal quarter of 2010 through the current quarter ending April 30, 2011.

 Other Expense/ Income

Interest income increased to approximately $102,000 as compared to approximately $17,000 in the same period a year ago as a result of interest earned on additional Optimus transaction notes receivable.  These notes are classified in the equity section of the balance sheet as a stock subscription receivable.

For the six months ended April 30, 2011, other expense increased approximately $44,000 as a result of changes in foreign exchange rates relating to transactions with certain vendors.

Gain on Note Retirement

For the six months ended April 30, 2011, income from the gain on note retirement decreased to approximately $6,000 from $64,354 in the same period a year ago due to less repayments of bridge notes in the current period compared with the same period a year ago.

Changes in Fair Values

 The change in fair value of the common stock warrant liability and embedded derivative liability decreased to an expense of approximately $1.99 million for the six months ending April 30, 2011 compared to expense of approximately $6.88 million in the same period a year ago. During the current period, the Company recorded expense of $5.83 million due to the share price increasing from $0.15 at January 31, 2011 to $0.21 at April 30, 2011, resulting in substantially all of the expense that was recorded to the change in fair value account.  This increase in expense was partially offset by income of $3.84 million being recorded to the change in fair value account due to the following:  a decrease in the volatility of the underlying stock price decreased the liability associated with substantially all warrants, resulting in most of the income that was recorded to the change in fair value account.  In addition, the share price declined from approximately $0.15 at November 1, 2010 to $0.147 at January 31, 2011, resulting in some of the income that was recorded to the change in fair value account.  In total, the Company recorded net expense of $1.99 million for the six months ended April 30, 2010.

During the period a year ago, the Company recorded expense of $6.88 million as the share price increased from approximately $0.13 at November 1, 2009 to $0.21 at April 30, 2010, resulting in most of the expense that was recorded to the change in fair value account.  Secondly, the exercise price of substantially all warrants decreased from $0.20 to $0.17, as a result of the January 11, 2010 trigger of anti-dilution provisions in the warrant agreements, effectively increasing the liability associated with substantially all warrants, resulting in some of the expense that was recorded to the change in fair value account.

Potential future increases or decreases in our stock price will result in increased or decreased warrant and embedded derivative liabilities, respectively, on our balance sheet and therefore increased or decreased expenses being recognized in our statement of operations in future periods.

Income Tax Benefit

In the six months ended April 30, 2011 income tax benefit increased by $100,494, to $379,472 in income, due to a gain recorded from the receipt of a Net Operating Loss ("NOL") tax credit from the State of New Jersey tax program compared to the $278,978 in NOL tax credits received from the State of New Jersey tax program in the six months ended April 30, 2010.

Liquidity and Capital Resources

Since our inception through April 30, 2011, the Company has reported accumulated net losses of approximately $37.5 million and recurring negative cash flows from operations. We anticipate that we will continue to generate significant losses from operations for the foreseeable future.

Cash used in operating activities, for the six months ending April 30, 2011, was approximately $3.2 million, primarily as a result of the following: increased R&D spending on clinical trials and higher general and administrative spending.

Cash used in investing activities, for the six months ending April 30, 2011, was approximately $191,000 resulting from legal cost spending in support of our intangible assets (patents) and costs paid to the University of Pennsylvania for patent research.

Cash provided by financing activities, for the six months ending April 30, 2011, was approximately $4.2 million, primarily as a result of the sale of preferred stock to Optimus in addition to proceeds received from the sale of junior unsecured convertible notes.

Preferred Equity Financing (Optimus)

From November 1, 2010, through April 30, 2011 the Company issued and sold 177 shares of non-convertible, redeemable Series B Preferred Stock to Optimus pursuant to the terms of a Preferred Stock Purchase.  Prior to closing on the Preferred Stock purchase, the company received $300,000 from Optimus in exchange for promissory notes (subsequently repaid at closing).  The Company received gross proceeds of $1.47 million (net proceeds of $1.34 million) from this transaction.

In connection with these transactions, Optimus exercised 15,752,903 warrants at exercise prices ranging from $.15 to $.155. In addition, on April 4, 2011, under an amendment to the Preferred Stock Purchase Agreement dated July 19, 2010, the Company issued Optimus a three-year warrant to purchase 25,560,000 shares of the Company’s common stock at an initial exercise price of $0.15.  As of April 30, 2011, 25,610,038 warrants remained outstanding.

Preferred Stock Redemption (Optimus)

On December 30, 2010, the Company redeemed two-hundred twenty-six (226) shares of Series B Preferred Stock held by the Investor for an aggregate redemption price of $3,141,004 consisting of (i) cahs in an amount of $76,622 and (ii) cancellation of promissory notes issued by an affiliate of the Investor to the Company in the aggregate amount of $3,064,382,  The Company redeemed the shares of Series B Preferred Stock , at a price per share equal to 136% of the Liquidation Value (defined as the original price per share plus all accrued dividends thereon) since the redemption was prior to the first anniversary of the issuance date, as stated in the Series B Preferred Stock Agreement.

  Notes Payable

The Company issued Junior Promissory Notes in the aggregate principal amount of approximately $1.87 million (net cash received of $1.66 million) during the six months ended April 30, 2011. During the six months ended April 30, 2011 the Company paid approximately $347,000 in principal value on its Bridge Notes.

The Company received net proceeds of $580,000 related to the sale of convertible debentures (See Note #5).

The Company received net proceeds of $295,000 from an officer of the company (See Note #4).

Our limited capital resources and operations to date have been funded primarily with the proceeds from public and private equity and debt financings, NOL tax sales and income earned on investments and grants.  We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future, due to the substantial investment in research and development. As of April 30, 2011 and October 31, 2010, we had an accumulated deficit of $36,294,750 and $27,416,000, respectively and shareholders’ deficiency of $22,238,081 and $14,802,631, respectively.

During  May 2011 the Company sold $7.1 million of Convertible promissory notes for a net purchase price of $6.0 million and received cash from  warrant exercises in the amount of approximately $350,000  This cash was used to reduce overdue payables and finance day to day operations.

Based on our available cash of approximately $3.4 million on June 3, 2011, we do not have adequate cash on hand to cover our anticipated expenses for the next 12 months. If we fail to raise a significant amount of capital, we may need to significantly curtail operations in the near future. These conditions raised substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent public accounting firm relating to our financial statements for the year ended October 31, 2010 included a going concern explanatory paragraph.

Our business will require substantial additional investment that we have not yet secured, and our failure to raise capital and/or pursue partnering opportunities will materially adversely affect our business, financial condition and results of operations. We expect to spend substantial additional sums beyond our recent capital raises on the continued administration and research and development of proprietary products and technologies, including conducting clinical trials for our product candidates, with no certainty that our products will become commercially viable or profitable as a result of these expenditures.  Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new partners. We cannot be assured that additional financing will be available at all. Any additional investments or resources required would be approached, to the extent appropriate in the circumstances, in an incremental fashion to attempt to cause minimal disruption or dilution.  Any additional capital raised through the sale of equity or convertible debt securities will result in dilution to our existing stockholders.  However, no assurances can be given, however, that we will be able to achieve these goals or that we will be able to continue as a going concern
We are pursuing additional investments, grants, partnerships as well as collaborations and exploring other financing options, with the objective of minimizing dilution and disruption.

Off-Balance Sheet Arrangements

As of April 30, 2011, we had no off-balance sheet arrangements, other than our lease for space. There were no changes in significance contractual obligation during the six months ended April 30, 2011.

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

As of April 30, 2011 we had outstanding warrants to purchase 117,140,234 shares of our common stock (adjusted for anti-dilution provisions to-date) including approximately 87.6 million warrants with an exercise price of $0.15 per share.  These warrants include 25,610,038 warrants owned by Optimus as part of the Series B purchase agreement.

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

Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

 During the second quarter of 2011, we issued to certain accredited investors (i) junior bridge notes in the aggregate principal amount of $473,392, for an aggregate net purchase price of $430,000 and (ii) warrants to purchase 1,000,000 shares of our common stock  at an exercise price of $0.15 per share, subject to adjustments upon the occurrence of certain events.  The notes are convertible into shares of our common stock at an per share conversion price of $0.15.  These junior bridge notes mature on dates ranging  from May 2, 2011 to October 31, 2011.

ITEM 5.  OTHER INFORMATION.

None

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

ADVAXIS, INC. Registrant

Date: June 14, 2011	By:	/s/ Thomas Moore
Thomas Moore Chief Executive Officer and Chairman of the Board

	By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum Chief Financial Officer, Senior Vice President and Secretary