Form 10-Q
period 2011-07-31
Advaxis, Inc.
filed 2011-09-12
CIK 1100397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of September 5, 2011 was 241,916,493.

INDEX

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Balance Sheets at July 31, 2011 (unaudited) and October 31, 2010	2

	Statements of Operations for the three and nine month periods ended July 31, 2011 and 2010 and the period March 1, 2002 (inception) to July 31, 2011 (unaudited)	3

	Statements of Cash Flow for the nine month periods ended July 31, 2011 and 2010 and the period March 1, 2002 (inception) to July 31, 2011 (unaudited)	4

	Supplemental Disclosures of Cash Flow Information	5

	Supplemental Schedule of Noncash Investing and Financing Schedules	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES		24

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

ADVAXIS, INC.
(A Development Stage Company)
BALANCE SHEETS

	(unaudited) July 31, 2011	October 31, 2010
ASSETS
Current Assets:
Cash	$1,814,188	$108,381
Grant Receivable	-	244,479
Prepaid expenses	50,863	38,511
Other Current Assets	27,221	-
Total Current Assets	1,892,272	391,371

Deferred expenses	277,150	233,322
Property and Equipment (net of accumulated depreciation)	-	28,406
Intangible Assets (net of accumulated amortization)	2,265,738	2,125,991
Deferred Financing Cost	43,349	-
Other Assets	273,336	96,096

TOTAL ASSETS	$4,751,845	$2,875,186

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$2,454,501	$2,586,008
Accrued expenses	1,076,571	647,125
Current portion of Deferred Rent	42,018
Short-term Convertible Notes and fair value of embedded derivative	4,020,809	751,456
Notes payable – current portion, including interest payable	814,316	687,034
Total Current Liabilities	8,408,215	4,671,623

Deferred Rent	19,213	-
Long-term Convertible Notes	570,295	-
Common Stock Warrant	7,936,668	13,006,194
Total Liabilities	16,934,391	17,677,817

Shareholders’ Deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; Series B Preferred Stock; issued and outstanding 740 at July 31, 2011 and 789 at October 31, 2010.
Common Stock - $0.001 par value; authorized 500,000,000 shares, issued and outstanding 240,014,765 at July 31, 2011 and 198,100,817 at October 31, 2010.	240,014	198,101
Additional Paid-In Capital	30,229,185	23,074,978
Promissory Note Receivable	(9,998,210)	(10,659,710)
Deficit accumulated during the development stage	(32,653,535)	(27,416,000)
Total Shareholders’ Deficiency	(12,182,546)	(14,802,631)
TOTAL LIABILITIES & SHAREHOLDERS’ DEFICIENCY	$4,751,845	$2,875,186

The accompanying notes and the report of independent registered public accounting firm should be read in conjunction with the financial statements.

ADVAXIS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,		Period from March 1, 2002 (Inception) to July 31,
	2011	2010	2011	2010	2011
Revenue	$-	176,768	$-	$264,002	$1,863,343

Research & Development Expenses	1,958,518	847,995	6,392,919	2,930,033	21,470,758
General & Administrative Expenses	1,638,287	1,128,952	3,581,888	2,496,873	19,821,786
Total Operating expenses	3,596,805	1,976,947	9,974,807	5,426,906	41,292,544

Loss from Operations	(3,596,805)	(1,800,179)	(9,974,807)	(5,162,904)	(39,429,201)

Other Income (expense):
Interest expense	(1,769,974)	(316,385)	(2,721,020)	(3,629,592)	(8,471,374)
Other Income	(4,004)	31,287	53,603	48,088	380,221
Gain on note retirement	(115,396)	12,664	(109,492)	77,018	1,546,948
Net changes in fair value of common stock warrant liability and embedded derivative liability	9,127,394	4,127,643	7,134,709	(2,747,729)	11,783,282
Net Loss before benefit for income taxes	3,641,215	2,055,030	(5,617,007)	(11,415,119)	(34,190,124)

Income tax benefit	-	-	379,472	278,978	1,580,473

Net Income (Loss)	3,641,215	2,055,030	(5,237,535)	(11,136,141)	(32,609,651)

Dividends attributable to preferred shares	185,000	-	1,353,686	-	1,397,570

Net Income (Loss) applicable to Common Stock	$3,456,215	$2,055,030	$(6,591,221)	$(11,136,141)	$(34,007,221)

Net Income (Loss) per share, basic	$.02	$.01	$(.03)	$(.08)

Net Income (Loss) per share, diluted	$.01	$.01	$(.03)	$(.08)

Weighted average number of shares outstanding, basic	228,375,277	166,101,987	212,269,995	139,132,168

Weighted average number of shares, diluted	300,847,826	185,016,037	212,388,256	139,132,168

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended July 31,		Period from March 1, 2002 (Inception) to July 31,
	2011	2010	2011
OPERATING ACTIVITIES
Net loss	$(5,237,535)	$(11,136,141)	$(32,609,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges to consultants and employees for options and stock	619,326	472,215	3,624,745
Amortization of deferred financing costs	-	-	260,000
(Increase) Decrease in deferred expenses	(43,830)	169,344	230,578
Amortization of discount on Bridge Loans	455,619	528,989	1,129,505
Impairment of intangible assets	-	-	26,087
Non-cash interest expense	2,198,214	3,084,821	6,662,734
Loss (gain) on change in value of warrants and embedded derivative	(7,134,709)	2,747,728	(11,783,282)
Warrant Expense	71,899	-	278,174
Value of penalty shares issued	-	-	149,276
Depreciation expense	28,406	28,771	195,672
Amortization expense of intangibles	99,274	69,794	561,626
Gain on note retirement	109,492	(77,018)	(1,546,948)
(Increase) in prepaid expenses	(12,352)	(19,540)	(50,864)
Decrease in grant receivable	244,479	-	-
Increase in other current assets	(27,221)	-	(27,221)
Increase in deferred offering expenses	(23,500)		(23,500)
Increase in other assets	(140,222)	(45,824)	(234,053)
Increase (decrease) in accounts payable	774,906	121,021	3,942,098
Increase (decrease) in accrued expenses	484,005	(11,745)	1,118,766
Increase in deferred rent	61,231	-	61,231
Increase (decrease) in interest payable	51,469	(171,200)	(108,940)
Net cash used in operating activities	(7,421,049)	(4,238,785)	(28,143,967)
INVESTING ACTIVITIES
Cash paid on acquisition of Great Expectations	-	-	(44,940)
Purchase of property and equipment	-	(11,369)	(150,093)
Cost of intangible assets	(239,019)	(672,220)	(2,858,401)
Net cash used in Investing Activities	(239,019)	(683,589)	(3,053,434)
FINANCING ACTIVITIES
Proceeds from convertible debenture	875,000	-	1,915,000
Cash paid for deferred financing costs	(25,000)	-	(584,493)
Principal Payments on notes payable	(613,573)	(1,384,001)	(2,535,283)
Proceeds from notes payable	6,701,775	1,015,000	12,962,634
Net proceeds of issuance of Preferred Stock	1,342,672	4,487,827	8,610,499
Cancellation of Warrants	-	-	(600,000)
Proceeds from exercise of Warrants	1,085,001	170,000	1,255,002
Net proceeds of issuance of Common Stock	-	-	11,988,230
Net cash provided by Financing Activities	9,365,875	4,288,826	33,011,589
Net increase (decrease) in cash	1,705,807	(633,548)	1,814,188
Cash at beginning of period	108,381	659,822	-
Cash at end of period	$1,814,188	$26,274	$1,814,188

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosures of Cash Flow Information

	Nine months ended July 31,		Period from March 1, 2002 (Inception) to July 31,
	2011	2010	2011
Cash paid for Interest	$70,372	$288,842	$603,972

Supplemental Schedule of Noncash Investing and Financing Activities

	Nine months ended July 31,		Period from March 1, 2002 (Inception) to July 31,
	2011	2010	2011
Equipment acquired under notes payable	$-	$-	$45,580
Common stock issued to Founders	$-	$-	$40
Notes payable and accrued interest converted to Preferred Stock	$-	$-	$15,969
Stock dividend on Preferred Stock	$-	$-	$43,884
Accounts Payable from consultants settled with Common Stock	$-	$-	$51,978
Notes payable and embedded derivative liabilities converted to Common Stock	$1,638,673-	$3,322,092	$5,835,250
Intangible assets acquired with notes payable	$-	$-	$360,000
Intangible assets acquired with common stock	$-	$70,000	$70,000
Debt discount in connection with recording the original value of the embedded derivative liability	$3,622,701	$539,354	$5,781,390
Allocation of the original secured convertible debentures to warrants	$-	$-	$214,950
Allocation of the warrants on Bridge Notes as debt discount	$778,052	$639,735	$2,430,599
Cancellation of Note Receivable in connection with Preferred Stock Redemption	$(3,051,000)	$-	$(3,051,000)
Note receivable in connection with exercise of warrants	$2,389,500	$6,250,970	$13,049,210
Warrants Issued in connection with issuance of Common Stock	$-	$-	$1,505,550
Warrants Issued in connection with issuance of Preferred Stock	$-	$-	$3,587,625

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Advaxis is a biotechnology company developing the next generation of immunotherapies for cancer and infectious diseases. Our novel platform technology is designed to generate a comprehensive immune response by serving as its own adjuvant, directing antigen presentation, increasing tumor infiltrating killer T-cells, and decreasing Tregs/MDSCs in the tumor. Today, the Company has over fifteen (15) distinct constructs in various stages of development, directly developed by the Company and through strategic collaborations with recognized centers of excellence such as: the National Cancer Institute, Cancer Research – UK, the Wistar Institute, the University of Pennsylvania, and the Department of Homeland Security among others.

Since the Company’s inception in 2002, it has focused its initial development efforts upon immunotherapies targeting cervical cancer, its predecessor condition, cervical intraepithelial neoplasia, head and neck cancer, breast cancer, prostate cancer, and other cancers and infectious diseases. Although no products have been commercialized to date, research and development and investment continue to be placed behind the pipeline and the advancement of this technology. Pipeline development entails risk and expense. It is anticipated that ongoing operational costs for the Company will continue to increase significantly due to several ongoing clinical trials that began this fiscal year.

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

Net Loss Per Share

Basic net income or basic net loss per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the periods. Diluted earnings per share give effect to dilutive options, warrants, convertible debt and other potential common stock outstanding during the period. Therefore, in the case of a net loss the impact of the potential common stock resulting from warrants, outstanding stock options and convertible debt are not included in the computation of diluted loss per share, as the effect would be anti-dilutive. In the case of net income the impact of the potential common stock resulting from these instruments that have intrinsic value are included in the diluted earnings per share. The table sets forth the number of potential shares of common stock that have been excluded from diluted net income per share. In the calculation of diluted weighted average number of shares (for the three months ending July 31, 2011) approximately 52.3 million shares were included from convertible debt and 20.2 million shares from in-the-money warrants.  Approximately 53.5 million warrants (excluding approximately 25.6 million warrants held by an affiliate of Optimus) include anti-dilutive provisions to adjust the number and price of the warrants based on certain types of equity transactions.

	As of July 31,
	2011	2010
Warrants	96,994	40,550,218
Stock Options	27,317,424	-
Total	27,414,418	40,550,218

The following table sets forth information to compute earnings per share:

	Three Months Ended
	July 31,
	2011	2010
	(in thousands except share & per share data)
Basic net income (loss)	$3,456	$2,055
Less Income from Change in FV assuming note conversions	(2,217)	(261)
Add back unvested stock compensation expense	-	391
Add back interest expense assuming note conversion	1,747	119

Numerator for diluted income (loss) per share after assumed note conversion:	$2,986	$2,304
Weighted average common shares outstanding	228,375,277	166,101,987
Shares upon note conversion	52,321,063	6,205,716
Options	-	2,222,959
Warrants	20,151,486	10,485,375

Diluted weighted average common shares outstanding	300,847,826	185,016,037

Basic net income (loss) per share	$0.02	$0.01
Diluted net income (loss) per share	$0.01	$0.01

Research and Development Expenses

Research and development expenses include, but are not limited to, payroll and personnel expenses, lab expenses, clinical trial and related clinical manufacturing costs, facilities and related overhead costs.

Accounting for Stock-Based Compensation

Stock-based compensation is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton option-pricing model (hereinafter referred to as the “BSM model”) and is recognized as expense over the requisite service period. The BSM model requires various assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. See Note 5 for information on stock-based compensation expense incurred in the three months ending July 31, 2011.

Warrant Liability/Embedded Derivative Liability

The Company has outstanding Warrants and convertible features (Embedded Derivatives) in its outstanding Senior and Junior Subordinated Promissory Notes. In addition, the Company has outstanding Warrants and convertible features (Embedded Derivatives) on its short-term convertible promissory notes (May 2011 Notes) and an outstanding convertible feature (Embedded Derivative) on its long-term convertible promissory notes with accredited investors.  The Warrants and Embedded Derivatives are recorded at their relative fair values at issuance and will continue to be recorded at fair value each subsequent balance sheet date. Any change in value between reporting periods will be recorded at each reporting date. During the three months ended July 31, 2011, the Company reclassified some of its warrants from liabilities to equity resulting from the fact that the convertible promissory notes now, , have a fixed conversion price.  In addition, these warrants can only be settled through the issuance of shares and are not subject to anti-dilution provisions.  In the three months ended July 31, 2011, the Company reclassified approximately 498,000 warrants, valued at approximately $58,000, from liabilities to equity.

The convertible features (Embedded Derivatives) and warrants, with anti-dilution provisions and variable settlement options, will continue to be reported as liabilities until such time as they are exercised, expire, or mature at which time these derivatives will be adjusted to fair value and reclassified from liabilities to equity.

Recent Accounting Pronouncements

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

As of July 31, 2011, all gross capitalized costs associated with the licenses and patents filed and granted as well as costs associated with patents pending are $2,745,368 as shown under license and patents on the table below. The expirations of the existing patents range from 2014 to 2023 but the expirations can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. No other patent applications with future value were abandoned and charged to expense in the current or prior year. Amortization expense for licensed technology and capitalized patent cost is included in general and administrative expenses.

Under the amended and restated agreement we are billed actual patent expenses as they are passed through from Penn and or billed directly from our patent attorney. The following is a summary of intangible assets as of the end of the following fiscal periods:

	(Unaudited)
	July 31, 2011	October 31, 2010
License	$651,992	$651,992
Patents	2,093,376	1,854,355
Total intangibles	2,745,368	2,506,347
Accumulated Amortization	(479,630)	(380,356)
Intangible Assets	$2,265,738	$2,125,991

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

On March 17, 2011, in connection with a loan made by our Chief Executive Officer, Thomas A. Moore, to us in the amount of $230,000, we agreed to further amend and restate the terms of the amended and restated senior promissory note held by Mr. Moore (the “Moore Notes”) .  Under the terms of the amended and restated Moore Notes: (i) the maturity date is the earlier of (x) the date of consummation of an equity financing by us in an amount of $6.0 million or more and (y) the occurrence of any event of default as defined in the Moore Notes, (ii) Mr. Moore may elect, at his option, to receive accumulated interest thereon on or after April 15, 2011, (iii) we will make monthly installment payments of $100,000 on the outstanding principal amount beginning on June 15, 2011, and (iv) we may retain, at the option of Mr. Moore, $200,000 of the repayment amount for investment in our next equity financing.

For the three and nine months ending July 31, 2011, the Company paid Mr. Moore $200,000 in principal and approximately $5,500 in interest.  As of July 31, 2011, the Company was not in default under the terms of the Moore Agreement.  As of July 31, 2011, the Company owed Mr. Moore approximately $673,000 in principal and approximately $115,000 in accrued interest under the Moore Notes.

Senior Convertible Promissory Notes

Effective June 18, 2009, the Company entered into a Note Purchase Agreement with certain accredited investors, pursuant to which such investors acquired senior convertible promissory notes of the Company.  At July 31, 2011, the Company had one outstanding senior convertible promissory note with $88,824 in principal value and $26,471 in accrued interest remaining.  During August 2011, the Company received a notice of intent to convert the principal and accrued interest on this outstanding senior convertible promissory note into shares of the Company’s common stock.  On August 19, 2011, the Company issued 768,633 shares of common stock to this investor in full satisfaction of this senior convertible promissory note.

Junior Subordinated Convertible Promissory Notes

At October 31, 2010, the Company had approximately $688,000 in outstanding principal related to its Junior Subordinated Convertible Promissory Notes.  During the nine months ended July 31, 2011, the Company entered into  Junior Subordinated Convertible Promissory Notes in the aggregate principal value of  $1,886,851 ($11,765 during the current three month period ended July 31, 2011) for aggregate net purchase prices of $1,670,000 ($10,000 during the current three month period ended July 31 2011).  These notes had maturity dates ranging from December 31, 2010 to October 31, 2012 (the note entered into during the current three month period ended July 31, 2011 had a maturity date of May 12, 2012).

During the nine month period ended July 31, 2011, the Company repaid approximately $374,000 in principal and interest (approximately $26,300 during the current three month period ended July 31, 2011).

In May 2011, the Company converted or had investors agree to convert approximately $1,167,000 of principal and interest on these outstanding junior subordinated convertible promissory notes into shares of the Company’s common stock.

As of July 31, 2011, the Company had approximately $1,045,000 in outstanding junior subordinated convertible promissory notes with Original Issue Discount (“OID”) amounts ranging from 5% to 15% and with maturity dates ranging from August 1, 2011 to May 12, 2012.

We refer to all Senior Convertible Promissory Notes and Junior Subordinated Convertible Promissory Notes as “Bridge Notes”.

The Bridge Notes are convertible into shares of the Company’s common stock at an exercise price contingent on the completion of an equity financing. For every dollar invested in our Bridge Notes, each Investor received warrants to purchase between 1½ and 2 ½ shares of common stock (the “Bridge Warrants”) subject to adjustments upon the occurrence of certain events as more particularly described below and in the form of Warrant. As of July 31, 2011, substantially all of the Bridge Warrants have an exercise price of $.15 per share. The Bridge Notes may be prepaid in whole or in part at the option of the Company without penalty at any time prior to the Maturity Date. The warrants may be exercised on a cashless basis under certain circumstances.

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

The May 2011 Notes mature on May 12, 2012. We may redeem the May 2011 Notes, at the option of the Company only, under certain circumstances. The warrants are exercisable at any time on or before May 12, 2014. The warrants may be exercised on a cashless basis under certain circumstances.  To the extent an investor does not elect to convert its May 2011 Notes as described above, the principal amount not so converted on or prior to the maturity date shall be payable in cash on the maturity date.

The May 2011Notes may be converted by the investors, at the option of such investor, in whole or in part. However, except as otherwise provided, only 85% of the initial principal amount of each May 2011 Note is convertible prior to maturity. The May 2011 Notes and warrants include a limitation on conversion or exercise, which provides that at no time will an investor be entitled to convert any portion of the May 2011 Notes or exercise any of the warrants, to the extent that after such conversion or exercise, such investor (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of our common stock as of such date.

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

Rodman & Renshaw, LLC acted as the exclusive placement agent in connection with the May 2011 offering and received compensation of a cash placement fee equal to 6% of the aggregate purchase price paid by investors in the May 2011 offering amounting to $360,000 and warrants to purchase 1,887,448 shares of our common stock, which warrants are exercisable at $0.15 per share and shall expire on May 12, 2014.

During the three months ending July 31, 2011, the Company converted approximately $671,500 of principal on these outstanding May 2011 Notes into 4,476,665 shares of the Company’s common stock.

We refer to all convertible promissory notes with a maturity date less than one year (both the Bridge Notes and May 2011 Notes) collectively as “Short-term Convertible Promissory Notes”

Activity related to the Short-term Convertible Promissory Notes from issuance is as follows:

Convertible Notes – Principal Value – Issued	$13,712,879
Principal payments on Bridge Notes	(1,916,104)
Note Conversions	(4,256,820)
Original Issue Discount, net of accreted interest	(1,312,241)
Fair Value of Attached Warrants at issuance	(4,617,096)
Fair Value of Embedded Derivatives at issuance	(5,331,114)
Accreted interest on embedded derivative and warrant liabilities	6,654,706

Convertible Notes- as of July 31, 2011	$2,934,210
Embedded Derivatives Liability at July 31, 2011	1,086,599
Short-Term Convertible Notes and fair value of embedded derivative	$4,020,809

BioAdvance Note

BioAdvance Biotechnology Greenhouse of Southeastern Pennsylvania Notes (“BioAdvance”) received notes from the Company for $10,000 dated November 13, 2003 and $40,000 dated December 17, 2003 that were each due on the fifth anniversary date thereof.  The Company owed approximately $40,000 in principal and $13,630 in interest to BioAdvance.  In May 2011, the Company repaid BioAdvance  $50,000 in full satisfaction of the outstanding note.

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

Additionally, the Investor may purchase up to an additional $2.4 million in aggregate principal amount of notes in the form of the B-Note from the Company (each, an “ Additional B-Note s”).  The purchase price for each such Additional B-Note issued to the Investor will be paid by the issuance by the Investor to the Company of an additional note in the form of the C-Note (each, an “ Additional C-Note ”), with such Additional B-Notes and Additional C-Notes containing the same terms and provisions described above.

We refer to all convertible promissory notes, with a maturity date greater than one year collectively as “Long-term Convertible Promissory Notes”

As of July 31, 2011, the Company owed $626,400 in outstanding principal under the Long-term Convertible Promissory Notes.  Due to the conversion feature into a variable number of shares these notes are valued at fair value at each report period.  As of July 31, 2011, the fair value of the notes was $570,295.

Derivative Instruments

The table below lists the Company’s derivative instruments as of July 31, 2011:

Description	Principal	Original Issue Discount	Warrant Liability	Embedded Derivative Liability
Total Valuation at October 31, 2010	$777,154	$21,937	$13,006,194	$81,028
Issuance of November 2010 Bridge Notes	931,579	96,579	391,076	150,156
Exchange of November 2010 Bridge Notes	17,175	17,175	86,963	9,389
Issuance of January 2011 Bridge Notes	452,941	57,941	173,808	41,024
Note Payoffs	(187,582)
Issuance of Warrants			35,523
Accreted Interest		(73,363)
Exercise of Warrants			(1,382,847)
Change in FV			(3,789,889)	(51,972)
Total Valuation at January 31, 2011	1,991,267	120,269	8,520,828	229,625

Issuance of Q2 2011 Bridge Notes	473,392	43,392	121,238	71,336
Issuance of Long-term Convertible Promissory Notes	626,400			-
Note Payoffs	(159,675)			(5,904)
Issuance of Warrants			2,990,520
Accreted Interest		(74,422)
Exercise of Warrants			(639,960)
Change in FV			4,915,676	763,523
Total Valuation at April 30, 2011	$2,931,384	$89,239	$15,908,302	$1,058,580

Issuance of Q3 2011 Bridge Notes	11,765	1,765	4,968	5,051
Issuance of May 2011 Notes	7,077,936	1,553,254	-	2,719,345
Note Payoffs	(26,316)			(8,860)
Additional warrants issued to Bridge Note holder			36,376
Exchange of Bridge Notes	8,033	8,033		2,656
Conversion of Bridge Notes	(1,164,947)			(381,209)
Conversion of May 2011 Notes	(671,500)			(166,980)
Exchanges/Exercises of October 2007 Warrants			(1,186,959)
Reclassification of Warrant liability to Equity			(58,121)
Accreted Interest		(340,050)
Reclassification of Embedded Derivative Liability – Bridge Notes				(190,449)
Change in FV			(6,767,898)	(1,951,535)
Total Valuation at July 31, 2011	$8,166,355	1,312,241	7,936,668	1,086,599

Warrants

As of July 31, 2011, there were outstanding warrants to purchase 123,533,070 shares of our common stock with exercise prices ranging from $0.15 to $0.1952 per share. Information on the outstanding warrants is as follows:

Type	Exercise Price	Amount	Expiration Date	Type of Financing
Common Stock Purchase Warrant	$ 0.15	50,044,155	February 2011 – October 2012	2007 Securities Purchase Agreement
Common Stock Purchase Warrant	$0.15	23,593,122	May 2014	May 2011Convertible Debt Financing
Common Stock Purchase Warrant	$ 0.15 - $0.17	21,900,101	January 2013 – April 2015	Bridge Notes
Common Stock Purchase Warrant	$ 0.15-$0.1952	446,956	February 2012	Vendor & Other
Common Stock Purchase Warrant	$ 0.15	1,938,698	May 2014 - November 2015	Placement Agent – Convertible Debt Financing
	Subtotal	97,923,032

Common Stock Purchase Warrant	TBD (1)	25,610,038	July 2013 – April 2014	Optimus Preferred Stock Agreement (7/19/2010)
	Grand Total	123,533,070

(1)    For purposes of this warrant, exercise price means an amount per warrant share equal to the closing sale price of a share of common stock on the applicable tranche notice date.

Warrant Liability/Embedded Derivative Liability

The fair value of the Warrants and Embedded Derivatives are estimated using the BSM model.

The Company computes valuations, each quarter, using the BSM model for each derivative instrument to account for the various possibilities that could occur due to changes in the inputs to the BSM model as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). The Company effectively weights each calculation based on the likelihood of occurrence to determine the value of the derivative at the reporting date. As of July 31, 2011, the fair value of the Warrants and Embedded Derivatives were determined to be approximately $7.9 million and $1.4 million, respectively.  For the three and nine month periods ending July 31, 2011, respectively, we recorded income of approximately $9.1 million and $7.1 million, respectively, for net changes in the fair value of the common stock warrant liability and embedded derivative liability.

5. ACCOUNTING FOR STOCK BASED COMPENSATION PLANS

The Company records compensation expense associated with stock options based on the estimated fair value of each option award that was granted using the Black-Scholes option valuation model.

The table below summarizes compensation expenses from share-based payment awards:

	For the three months ending July 31,
	2011	2010
Research and development	$95,263	$29,042
General and Administrative	104,005	61,225
Total stock compensation expense recognized	$199,268	$90,267

Total unrecognized estimated compensation expense related to non-vested stock options granted and outstanding as of July 31, 2011 was approximately $904,000 which is expected to be recognized over a weighted-average period of approximately two years.

No options were exercised over the three and nine month periods ended July 31, 2011. For the three and nine month periods ended July 31, 2011, the Company granted 0 and 850,000 options, respectively, at a weighted average Black Scholes value and exercise price of approximately $0.12.

6. COMMITMENTS AND CONTINGENCIES

University of Pennsylvania

On May 10, 2010, we entered into a second amendment to the Penn license agreement pursuant to which we acquired exclusive licenses for an additional 27 patent applications related to our proprietary Listeria vaccine technology.   As part of this amendment we exercised our option for the rights to seven additional patent dockets, including 23 additional patent applications, at an option exercise fee payable in the form of $35,000 in cash and $70,000 in our common stock (approximately 388,889 shares of our common stock based on a price of $0.18 per share) and agreed to pay historical patent costs incurred by the University of Pennsylvania at a cost of approximately $462,000. As of July 31, 2011, the Company owed Penn approximately $225,000 under all licensing agreements.

During the three months ending July 31, 2011, the Company paid approximately $121,000 to Penn under all licensing agreements.

Other

Pursuant to a Clinical Research Service Agreement, the Company is obligated to pay Pharm–Olam International for service fees related to our Phase I clinical trial. As of July 31, 2011, the Company has an outstanding balance of $223,620 on this agreement.

On June 19, 2009 we entered into a Master Agreement and on July 8, 2009 we entered into a Project Agreement with Numoda, a leading clinical trial and logistics management company, to oversee Phase II clinical activity with ADXS11-001 for the treatment of invasive cervical cancer and CIN.  Numoda will be responsible globally for integrating oversight and logistical functions with the clinical research organizations, contract laboratories, academic laboratories and statistical groups involved.  The scope of this agreement covers over three years and is estimated to cost approximately $11.2 million for both trials. Per the agreement, the Company is permitted to pay a portion of outstanding charges to Numoda in the form of the Company’s common stock and during May 2010, the Company issued 3,500,000 shares of its common stock to an affiliate of Numoda in satisfaction of $595,000 in services rendered by Numoda to the Company under the Master Agreement. The Company has recorded deferred expenses on the balance sheet for this amount and amortizes this amount to expense over the life of the agreement. At July 31, 2011, there was a zero balance in deferred expenses related to the Numoda project.  From inception of these agreements through July 31, 2011, the Company has paid Numoda approximately $6.1 million.

New Office & Laboratory Lease

In April 2011, the Company entered into a Sublease Agreement and relocated the current offices and laboratory to a 9,143 square foot leased facility in Princeton, NJ approximately 12 miles south of its former location.  The agreement is for a period of approximately twenty months at the rate of approximately $15,600 per month plus utilities. Utility costs are estimated to be $7,200 per month and are capped at approximately $10,700 per month. Under the current lease, the Company expects to spend approximately $72,000 through October 31, 2011 and approximately $312,000 for the fiscal year ended October 31, 2012.  The Company made an initial payment of approximately $54,000 prior to entering the new facility.   As an inducement to enter into the agreement, the company will receive rent abatement for a specified number of months through July 31, 2011. The agreement has a termination date of November 29, 2012 and the Company is in discussions with building owner for lease terms beyond this date.

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

From November 1, 2010, through July 31, 2011 the Company issued and sold 177 shares of non-convertible, redeemable Series B Preferred Stock to Optimus pursuant to the terms of a Preferred Stock Purchase.  Prior to closing on the Preferred Stock purchase, the company received $300,000 from Optimus in exchange for promissory notes (subsequently repaid at closing).  The Company received gross proceeds of $1.47 million (net proceeds of $1.34 million) from this transaction.

In connection with these transactions, Optimus exercised 15,752,903 warrants at exercise prices ranging from $.15 to $.155. In addition, on April 4, 2011, under an amendment to the Preferred Stock Purchase Agreement dated July 19, 2010, the Company issued Optimus a three-year warrant to purchase 25,560,000 shares of the Company’s common stock at an initial exercise price of $0.15.  As of July 31, 2011, 25,610,038 warrants remained outstanding.

As of July 31, 2011, the Company continued to have 284 shares of its Series B Preferred Stock available for sale to Optimus at a gross purchase price of $10,000.  Under the terms of the May 2011 Notes, the Company may issue Optimus securities only to the extent the net proceeds of such issuance are used to repay May 2011 Noteholders.

Warrants

During the three months ending July 31, 2011, investors in the Company exercised 4,642,811 warrants at a price of $0.15 per share, resulting in total proceeds to the Company of approximately $696,000.  For the nine months ended July 31, 2011, investors in the Company exercised 7,233,341 warrants at a price of $0.15, resulting in total proceeds to the Company of approximately $1,085,000 In addition, in an effort to reduce the number of the warrants outstanding from the October 17, 2007 private placement by Advaxis, Inc. (the “Company”), the Company has entered into exchange agreements with certain of the holders of such warrants pursuant to which such holders received shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and/or warrants to purchase shares of Common Stock in amounts that were determined in such negotiations. As of July 31, 2011, the Company has exchanged October 2007 warrants to purchase 25,844,458 shares of Common Stock in return for 5,840,748 shares of Common Stock and new warrants to purchase an 11,096,297 shares of Common Stock. The new warrants issued pursuant to the exchanges are identical to the October 2007 warrants, except that such warrants do not contain any economic anti-dilution adjustment.  Therefore, the Company reduced the total number of outstanding warrants, subject to anti-dilution provisions, from approximately 83.7 million to 53.5 million warrants.

On June 24, 2011, certain institutional investors who had previously acquired warrants (the “New Warrants”) to purchase 11,096,297 shares of Advaxis, Inc.’s common stock (“Common Stock”) in exchange for certain outstanding warrants held by such institutional investors and originally issued on or about October 17, 2007 (the “October 2007 Warrants”) (which New Warrants are identical to the October 2007 Warrants, except that the New Warrants do not contain any economic anti-dilution adjustment rights), sold the New Warrants to certain individual investors, including Thomas A. Moore, Advaxis, Inc.’s Chief Executive Officer and Chairman of its Board of Directors, for an aggregate purchase price of $350,000 (the “Transaction”).  Pursuant to the terms and conditions of the Transaction, Mr. Moore received New Warrants exercisable into 3,698,765 shares of Common Stock.

Some of our warrants (except the warrants issued to an affiliate of Optimus) contain “full-ratchet” anti-dilution provisions originally set at $0.20 with a term of five years.  The Optimus transaction on January 11, 2010 triggered the anti dilution provisions of the warrant agreements requiring a reset of both the price of these warrants (from $.20 to $.17) and an increase in amount of warrants.  Subsequently, the Optimus transaction on September 28, 2010 triggered the anti-dilution provisions of the warrant agreements requiring a reset of both the price of these warrants (from $0.17 to $0.15) and an increase in the amount of warrants.  Therefore, any future financial offering or instrument issuance below $0.15 per share of the Company’s common stock or warrants will cause further anti-dilution and/or repricing provisions in approximately 53.5 million of our outstanding warrants.

8.    FAIR VALUE

The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction betweenmarket participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii)knowledgeable, (iii) able to transact, and (iv) willing to transact. The guidance describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of July 31, 2011:

Level 3 — 2011
Fair Value of Embedded Derivative	$1,086,599
Common Stock Warrants	$7,936,668
Total	$9,023,267

. Accordingly, the derivatives were valued using the Black-Scholes model as described in Note 4

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial instruments that are required to be measured at fair value as of July 31, 2011 and October 31, 2010:

July 31, 2011	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $.15 - $0.1952 from February 2011 through November 2015	$-	$	$7,936,668	$7,936,668
Embedded derivative liability, convertible at $0.15 from August 2011 through May 2012	$-	$	$1,086,599	$1,086,599

October 31, 2010	Level 1		Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $.15 - $0.287 from February 2011 through August 2015	$		$	$13,006,194	$13,006,194
C Embedded derivative liability, convertible at $0.15 from October 2010 through May 2011		$-	$	$81,028	$81,028

As of July 31, 2011, the fair values of the Company's Level 3 financial instruments were $9,023,267. As of October 31, 2010, the fair values of these financial instruments, classified as Level 2 financial instruments, were $13,087,222.  These financial instruments consist of common stock warrants and embedded derivatives.

As of July 31, 2011 and October 31, 2010, the Company held on Level 2 or Level 1 financial instruments.

As of July 31, 2011, the fair value of the Company's Level 3 financial instruments totaled $9,023,267.  The Level 3 financial instruments consist of common stock warrants issued by the Company between October 2005 and May 2011, which include features requiring liability treatment of the warrants. The fair value of warrants issued to purchase 123,034,864 shares of the Company’s common stock was estimated by the Company using the Black-Scholes model (BSM Model).  The Company computes valuations, each quarter, using the BSM model for each warrant to account for the various possibilities that could occur due to changes in the inputs to the BSM model as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). The Company effectively weights each calculation based on the likelihood of occurrence to determine the value of the warrant at the reporting date.

There were no transfers of assets or liabilities between level 1, level 2 and level 3 during the nine months ended July 31, 2011 or 2010.

The following table summarizes the changes in fair value of the Company's Level 3 financial instruments for the nine months ended July 31, 2011:  The following table summarizes the changes in fair value of the Company’s Level 2 financial instruments for the nine months ended July 31, 2010.

	July 31, 2011	July 31, 2010
Beginning balance at October 31, 2010 and 2009	$13,087,222	$13,048,248
Issuance of common stock warrants	3,840,472	7,496,682
Issuance of embedded derivatives associated with convertible notes	2,998,957	539,354
Note Conversions and Payoffs	(562,953	(778,737)
Exercises and/or Exchanges of Warrants	(3,209,766)	(4,968,654)
Reclassification of liabilities to equity	(248,570)	-
Change in fair value	(6,882,095)	2,747,727
Ending balance	$9,023,267	$18,084,620

9. SUBSEQUENT EVENTS

Junior Unsecured Convertible Notes

During August 2011, the Company repaid one junior unsecured convertible promissory note in the amount of $29,412.  In addition,  during August 2011, the Company issued 886,428 shares of common stock in full satisfaction of three junior unsecured convertible promissory notes in the aggregate principal amount of approximately $133,000.

May 2011 Notes

During August 2011, investors converted $37,000 in principal, due under the May 2011 Notes, into 246,667 shares of common stock in the Company.

Warrants

On August 29, 2011, Mr. Moore entered into an exchange agreement with the Company (the “Exchange Agreement”), pursuant to which he received a new warrant to purchase 7,674,512 shares of Common Stock (which new warrant (the “Warrant”) is identical to the October 2007 warrant except that it does not contain any economic anti-dilution adjustment rights, all as more particularly described in the Warrant attached hereto as Exhibit 4.1) in exchange for (i) surrendering an October 2007 warrant to purchase 2,666,667 shares of Common Stock and (ii) amending a Note Purchase Agreement, dated as of September 22, 2008, by and between the Company and Mr. Moore, to terminate his right to receive warrants in connection with an equity financing, including the equity financing the Company completed in May 2011, which otherwise would have permitted Mr. Moore to receive a warrant to purchase 4,118,956 shares of Common Stock.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2011 AND 2010

Revenue

We did not record any revenue for the three months ended July 31, 2011.  For the same period a year ago, revenue increased by approximately $177,000, representing grant revenue.

Research and Development Expenses

Research and development expenses increased by approximately $1,111,000 to approximately $1,959,000 for the three months ended July 31, 2011 as compared with approximately $848,000 for the same period a year ago principally attributable to clinical trial expenses increasing significantly resulting from the continuation of our clinical trials in the United States and India, which were initiated during the first fiscal quarter of 2010.  In addition, overall compensation expense was higher in the current period resulting from additional employees, increased stock-based compensation and increases in salaries and bonus.

We anticipate continued increases in R&D expenses as a result of expanded development efforts primarily related to clinical trials and product development. In addition, expenses will be incurred in the development of strategic and other relationships required to license, manufacture and distribute our product candidates.

General and Administrative Expenses

General and administrative expenses increased by approximately $509,000 or 45%, to approximately $1,638,000 for the three months ended July 31, 2011 as compared with approximately $1,129,000 for the same period a year ago. This was the result of higher legal, professional and other consulting fees in the current period as compared with the same period a year ago primarily due to the sale of convertible debt instruments.  Overall compensation expense was also higher in the current period resulting from bonuses paid to employees.   However, stock-based compensation decreased due to a one-time non-recurring expense related to the issuance of stock to the Company’s CEO in the period a year ago, that did not repeat in the current period. Additionally, office and related expenses increased in the current period resulting from the relocation of the Company’s operations to Princeton, NJ in April 2011.

Interest Expense

For the three months ended July 31, 2011, interest expense increased to approximately $1,770,000 from approximately $316,000 primarily resulting from the issuance of approximately $7.1 million of convertible promissory notes in May 2011.  Interest expense includes the pro-ration of the original issue discount (approximately $233,000) and the amortization of fair values for both the embedded derivatives (approximately $833,000) and the warrants (approximately $924,000) from the May 2011 sale of convertible promissory notes.

 Other Expense/ Income

Interest income decreased to $0 as compared to approximately $31,000 in the same period a year ago.  In the current period, the Company recorded all interest earned on Optimus promissory notes to equity in accordance with ASC 505 10-45.  In the period a year ago, the Company recorded approximately $31,000 in interest earned on Optimus promissory notes to interest income.  Interest earned on the Optimus promissory notes will be classified as equity.  The Optimus promissory notes are classified in the equity section of the balance sheet as a promissory note receivable.

Other expense increased to approximately $4,000 as compared to $0 in the same period a year ago as a result of changes in foreign exchange rates relating to transactions with certain vendors.

Gain on Note Retirement

For the three months ended July 31, 2011, we recorded a charge to income of approximately $115,000 primarily due to the exchange by an investor of 2007 warrants that contained anti-dilution provisions, for a larger number of warrants with no anti-dilution provisions.  In the period a year ago, the Company recorded a gain of approximately $13,000 resulting from the repayments of bridge notes.

Changes in Fair Values

 For the three months ended July 31, 2011, the Company recorded income from the change in fair value of the common stock warrant liability and embedded derivative liability of approximately $9.1million compared with income of approximately $4.1 million in the same period a year ago.  Decreases in the underlying stock price (and therefore decreases in the corresponding warrant liability and embedded derivative liability), over both three month periods, resulted in income being recorded by the Company.

In the current period, the Company’s share price decreased from $0.21 at April 30, 2011 to $0.1485 at July 31, 2011, decreasing the fair value of our existing warrants, resulting in income (approximately $6.8 millions being recorded by the Company).  In addition, the fair value of the embedded derivatives decreased due to the decline in the Company’s share price from $0.21 at April 30, 2011 to $0.1485 at July 31, 2011, also resulting in income (approximately $2.3 million) being recorded by the Company.

During the period a year ago, the Company’s share price decreased from $0.215 at April 30, 2010 to $0.17 at July 31, 2010, resulting in substantially all of the $4.1 million reflected in the statement of operations.

Potential future increases or decreases in our stock price will result in increased or decreased warrant and embedded derivative liabilities, respectively, on our balance sheet and therefore increased or decreased expenses being recognized in our statement of operations in future periods.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JULY 31, 2011 AND 2010

Revenue

We did not record any revenue for the nine months ended July 31, 2011. For the same period a year ago, revenue increased by approximately $264,000, representing grant revenue.

Research and Development Expenses

Research and development expenses increased by approximately $3,463,000 to approximately $6,393,000 for the nine months ended July 31, 2011 as compared with approximately $2,930,000 for the same period a year ago.  This is principally attributable to clinical trial expenses increasing significantly resulting from the continuation of our clinical trials in the United States and India which were initiated during the first fiscal quarter of 2010.  In addition, overall compensation expense was higher in the current period resulting from additional employees, increased stock-based compensation and increases in salaries and bonus.

We anticipate continued increases in R&D expenses as a result of expanded development efforts primarily related to clinical trials and product development. In addition, expenses will be incurred in the development of strategic and other relationships required to license, manufacture and distribute our product candidates.

General and Administrative Expenses

General and administrative expenses increased by approximately $1,085,000 or 43%, to approximately $3,582,000 for the nine months ended July 31, 2011 as compared with approximately $2,497,000 for the same period a year ago, primarily as a result of the following: Legal, professional and other consulting fees increased in the current period, along with travel and entertainment expenses, due to the sale of convertible debt instruments.  Overall compensation expense was also higher in the current period resulting from additional employees, increases in salaries to existing employees as well as bonuses, partially offset by lower stock based compensation due to a one-time non-recurring expense related to the issuance of stock to the Company’s CEO in the period a year ago, that did not repeat in the current period.  Additionally, office and related expenses grew in the current period resulting from the relocation of the Company’s corporate and scientific operations to Princeton, NJ in April 2011.  Lastly, the Company experienced an increase in non-cash expenses: amortization expense increased in the current period due to additions to our patent portfolio since the same period last year; warrant expense increased in the current period due to the issuance of additional warrants to a vendor and an investor.

Interest Expense

For the nine months ended July 31, 2011, interest expense decreased to approximately $2,721,000 from approximately $3,630,000 primarily resulting from the conversion, payoff and maturation of Bridge Notes from the second fiscal quarter of 2010 through the current quarter ending July 31, 2011. The overall decrease was partially offset by increases in interest expense, in the three months ended July 31, 2011, due to the pro-ration of original issue discounts and the amortization of fair values for both embedded derivatives and warrants from the May 2011 sale of convertible promissory notes.

 Other Expense/ Income

Interest income increased to approximately $102,000 as compared to approximately $48,000 in the same period a year ago as a result of interest earned on higher notes receivable balances related to Optimus transactions.  This increase in interest income was partially offset by the fact that the Company recorded all interest earned on Optimus promissory notes to equity, in the three months ended July 31, 2011, in accordance with  ASC 505 10-45.  Interest earned on the Optimus promissory notes will be classified as equity.  The Optimus promissory notes are classified in the equity section of the balance sheet as a promissory note receivable.

For the nine months ended July 31, 2011, other expense increased approximately $48,000 as a result of changes in foreign exchange rates relating to transactions with certain vendors.

Gain on Note Retirement

For the nine months ended July 31, 2011, we recorded a charge to income of approximately $109,000 primarily due to the exchange by an investor of 2007 warrants that contained anti-dilution provisions, for a larger number of warrants with no anti-dilution provisions..  In the period a year ago, we recorded a gain of approximately $77,000 primarily resulting from repayments of bridge notes in the same period a year ago.

Changes in Fair Values

 During the current nine month period, the change in fair values of our common stock warrant liability was a gain of $5.8 million including a change for the current three month period of $7.7 million (a gain). During the current nine month period, the $1.3 million (gain) change in fair value associated with embedded derivative liabilities was primarily associated with the May 2011 Notes ($1.2 million of the total $1.3 million gain) that were established on May 12, 2011 and revalued on July 31, 2011.  The change in fair value for both derivative instruments resulted from a decrease in our share price during the current quarter of $0.21 on April 30, 2011 ($0.18 on May 12, 2011) compared with $0.1485.

During the period a year ago, the Company recorded expense of $2.75 million as the share price increased from approximately $0.13 at November 1, 2009 to $0.17 at July 31, 2010, resulting in most of the expense that was recorded to the change in fair value account.  Additionally, the exercise price of substantially all warrants decreased from $0.20 to $0.17, as a result of the January 11, 2010 trigger of anti-dilution provisions in the warrant agreements, effectively increasing the liability associated with substantially all warrants, resulting in some of the expense that was recorded to the change in fair value account.

Potential future increases or decreases in our stock price will result in increased or decreased warrant and embedded derivative liabilities, respectively, on our balance sheet and therefore increased or decreased expenses being recognized in our statement of operations in future periods.

Income Tax Benefit

In the nine months ended July 31, 2011 income tax benefit increased by $100,494, to $379,472 in income, due to a gain recorded from the receipt of a Net Operating Loss (" NOL") tax credit from the State of New Jersey tax program compared to the $278,978 in NOL tax credits received from the State of New Jersey tax program in the nine months ended July 31, 2010.

Liquidity and Capital Resources

Since our inception through July 31, 2011, the Company has reported accumulated net losses of approximately $32.7 million and recurring negative cash flows from operations. We anticipate that we will continue to generate significant losses from operations for the foreseeable future.

Cash used in operating activities, for the nine months ending July 31, 2011, was approximately $7.4 million, primarily as a result of the following: increased R&D spending on clinical trials and higher general and administrative spending.

Cash used in investing activities, for the nine months ending July 31, 2011, was approximately $239,000 resulting from spending in support of our intangible assets (patents) and costs paid to the University of Pennsylvania for patent research.

Cash provided by financing activities, for the nine months ending July 31, 2011, was approximately $9.4 million, resulting from net proceeds received from the sale of convertible promissory notes ($7.0 million) the sale of preferred stock ($1.3 million) and the exercise of warrants ($1.1 million).

Preferred Equity Financing (Optimus)

From November 1, 2010, through July 31, 2011 the Company issued and sold 177 shares of non-convertible, redeemable Series B Preferred Stock to Optimus pursuant to the terms of a Preferred Stock Purchase.  Prior to closing on the Preferred Stock purchase, the company received $300,000 from Optimus in exchange for promissory notes (subsequently repaid at closing).  The Company received gross proceeds of $1.47 million (net proceeds of $1.34 million) from this transaction.

In connection with these transactions, Optimus exercised 15,752,903 warrants at exercise prices ranging from $.15 to $.155. In addition, on April 4, 2011, under an amendment to the Preferred Stock Purchase Agreement dated July 19, 2010, the Company issued Optimus a three-year warrant to purchase 25,560,000 shares of the Company’s common stock at an initial exercise price of $0.15.  As of July 31, 2011, 25,610,038 warrants remained outstanding.

Preferred Stock Redemption (Optimus)

On December 30, 2010, the Company redeemed two-hundred twenty-six (226) shares of Series B Preferred Stock held by the Investor for an aggregate redemption price of $3,141,004 consisting of (i) cash in an amount of $76,622 and (ii) cancellation of promissory notes issued by an affiliate of the Investor to the Company in the aggregate amount of $3,064,382,  The Company redeemed the shares of Series B Preferred Stock , at a price per share equal to 136% of the Liquidation Value (defined as the original price per share plus all accrued dividends thereon) since the redemption was prior to the first anniversary of the issuance date, as stated in the Series B Preferred Stock Agreement.

  Notes Payable

The Company issued Junior Promissory Notes in the aggregate principal amount of approximately $1.89 million (net cash received of $1.67 million) during the nine months ended July 31, 2011. During the nine months ended July 31, 2011 the Company paid approximately $373,000 in principal value on its Bridge Notes.

The Company received net proceeds of $580,000 related to the sale of convertible debentures (See Note #5).

The Company received net proceeds of $295,000 from an officer of the company during the nine months ended July 31, 2011. Over the same period, the Company repaid $200,000 in principal on this convertible secured debenture.(See Note #4).

Our limited capital resources and operations to date have been funded primarily with the proceeds from public and private equity and debt financings, NOL tax sales and income earned on investments and grants.  We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future, due to the substantial investment in research and development. As of July 31, 2011 and October 31, 2010, we had an accumulated deficit of $32,653,535 and $27,416,000, respectively and shareholders’ deficiency of $9,588,580 and $14,802,631, respectively.

During the three months ended July 31, 2011 the Company sold $7.1 million of Convertible promissory notes for a net purchase price of $6.0 million and received cash from warrant exercises in the amount of approximately $696,000.  The cash was used to reduce overdue payables and finance day to day operations.

Based on our available cash of approximately $1.0 million on September 6, 2011, we do not have adequate cash on hand to cover our anticipated expenses for the next 12 months. If we fail to raise a significant amount of capital, we may need to significantly curtail operations in the near future. These conditions raised substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent public accounting firm relating to our financial statements for the year ended October 31, 2010 included a going concern explanatory paragraph.

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

Off-Balance Sheet Arrangements

As of July 31, 2011, we had no off-balance sheet arrangements, other than our lease for space. There were no changes in significance contractual obligation during the nine months ended July 31, 2011.

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

As of July 31, 2011 we had outstanding warrants (including 25,610,038 warrants owned by Optimus as part of the Series B purchase agreement) to purchase 123,533,070 shares of our common stock (adjusted for anti-dilution provisions to-date).  Approximately 94.0 million  of these warrants (excluding Optimus) have an exercise price of $0.15 per share.

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

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

During the third quarter of 2011, we issued to an certain accredited investor (i) a junior bridge note in the aggregate principal amount of $11,765, for an aggregate net purchase price of $10,000 and (ii) warrants to purchase 30,000 shares of our common stock at an exercise price of $0.15 per share, subject to adjustments upon the occurrence of certain events.  The notes are convertible into shares of our common stock at a per share conversion price of $0.15.  This junior bridge note matures in May 2012.

ITEM 5.  OTHER INFORMATION.

None

Item 6. Exhibits.

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

ADVAXIS, INC.
Registrant

Date: September 12, 2011	By:	/s/ Thomas Moore
Thomas Moore
Chief Executive Officer and Chairman of the Board

	By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum
Chief Financial Officer, Senior Vice President and Secretary