Form 10-K
period 2011-10-31
Advaxis, Inc.
filed 2012-01-26
CIK 1100397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED - OCTOBER 31, 2011

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15 ( d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 000-28489

ADVAXIS, INC.
(Name of Registrant in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	02-0563870 (I.R.S. Employer Identification No.)

305 College Road East Princeton, New Jersey (Address of Principal Executive Offices)	08902 (Zip Code)

(609) 452-9813 (Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:	Common Stock - $.001 par value The Common Stock is listed on the Over-The-Counter Bulletin Board (OTC:BB)

Securities registered under Section 12(g) of the Exchange Act:	[None]

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

The registrant had 269,425,632 shares of Common Stock, par value $0.001 per share, issued and outstanding as of January 9, 2012.

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

Item 1: Business.
General
We are a development stage biotechnology company with the intent to develop safe and effective immunotherapies for cancer and infectious diseases. These immunotherapies are based on a platform technology under exclusive license from the University of Pennsylvania, which we refer to as Penn, that utilizes live attenuated Listeria monocytogenes , which we refer to as Listeria or Lm , bioengineered to secrete antigen/adjuvant fusion proteins. These Lm -LLO strains use a fragment of the protein listeriolysin (LLO), fused to a tumor associated antigen (TAA) or other antigen of interest. We believe these Lm -LLO agents redirect the potent immune response to Lm which is inherent in humans, to the TAA or antigen of interest. The immune response to a live, metabolically competent pathogen is much more complex than the response to a synthetic or organic molecule and may enable a more comprehensive therapeutic outcome than current treatment modalities. We believe this to be a broadly enabling platform technology that can be applied to the treatment of many types of cancers and infectious diseases.

The discoveries that underlie this innovative technology are based upon the work of Yvonne Paterson, Ph.D., Professor of Microbiology at Penn. Lm -LLO based immunotherapies stimulate the immune system to induce antigen-specific anti-tumor immune responses involving both innate and adaptive arms of the immune system. In addition, this technology facilitates the immune response by altering the microenvironment of tumors to make them more susceptible to immune attack.

We have focused our initial development efforts on therapeutic immunotherapies targeting HPV-associated diseases: cervical intraepithelial neoplasia, which we refer to as CIN 2/3, recurrent or refractory cervical cancer, and head and neck cancer. In addition we have developed immunotherapies for prostate cancer, and HER2 expressing cancers (such as breast, gastric, bladder, brain, pancreatic and ovarian cancer). Our lead drug candidates in clinical development are as follows:

Immunotherapy	Indication	Stage
ADXS-HPV	Cervical Cancer	Phase 1 Company sponsored & completed in 2007 with 15 patients

Cervical Intraepithelial Neoplasia
Phase 2 Company sponsored study, initiated in March 2010 in the US. The Company completed enrollment of the low-dose cohort in September 2011 (41 patients) and as of January 17, 2012 has enrolled 25/40 patients in the mid-dose cohort.

	Cervical Cancer	Phase 2 Company sponsored study initiated in November 2010 in India in 110 Patients with recurrent or refractory cervical cancer. As of January 17, 2012, 87 patients have been dosed

Cervical Cancer
Phase 2 The Gynecologic Oncology Group (GOG) of the National Cancer Institute is conducting a study in 67 patients with recurrent or refractory cervical cancer which is currently open to enrollment. 1 patient has been dosed.

	Head & Neck Cancer	Phase 1 The Cancer Research UK (CRUK) is funding a study of 45 patients with head & neck cancer at 3 UK sites which is expected to commence in early 2012.

ADXS-PSA	Prostate Cancer	Phase 1 Company sponsored (timing to be determined).

ADXS-HER2	HER2 Expressing Cancer	Phase 1 Company sponsored (timing to be determined).

ADXS-HER2	Canine Osteosarcoma	Phase 1 Company sponsored study, initiated in July 2011 in the US.

We have sustained losses from operations in each fiscal year since our inception, and we expect these losses to continue for the indefinite future, due to the substantial investment in research and development. As of October 31, 2011 and October 31, 2010, we had an accumulated deficit of $35,531,740 and $27,416,000, respectively and shareholders’ deficiency of $12,279,713 and $14,802,631, respectively.

To date, we have outsourced many functions of drug development including manufacturing and clinical trials management. Accordingly, the expenses of these outsourced services account for a significant amount of our accumulated loss. We cannot predict when, if ever, any of our immunotherapies will become commercially viable or approved by the United States Food and Drug Administration, which we refer to as the FDA. We expect to spend substantial additional sums on the continued administration and research and development of proprietary products and technologies, including conducting clinical trials for our immunotherapies, with no certainty that our immunotherapies will become commercially viable or profitable as a result of these expenditures.

We intend to continue devoting a substantial portion of our resources to the continued pre-clinical development and optimization of our platform technology so as to develop it to its full potential and to further identify appropriate new drug candidates. Specifically, we intend to conduct research relating to developing the next generations of our Lm -LLO based immunotherapies using new antigens of interest; improving the Lm -LLO based platform technology by developing new strains of Listeria which may be more suitable as live vaccine vectors; and continuing to develop the use of the LLO as a component of a fusion protein based immunotherapy. These activities may require significant financial resources, as well as areas of expertise beyond those readily available. In order to provide additional resources and capital, we may enter into research, collaborative or commercial partnerships, joint ventures, or other arrangements with competitive or complementary companies, including major international pharmaceutical companies or universities.

History of the Company

We were originally incorporated in the State of Colorado on June 5, 1987 under the name Great Expectations, Inc. We were administratively dissolved on January 1, 1997 and reinstated June 18, 1998 under the name Great Expectations and Associates, Inc. In 1999, we became a reporting company under the Securities Exchange of 1934 (the “Exchange Act’). We were a publicly-traded “shell” company without any business until November 12, 2004 when we acquired Advaxis, Inc., a Delaware corporation, through a Share Exchange and Reorganization Agreement, dated as of August 25, 2004 (the “Share Exchange”), by and among Advaxis, the stockholders of Advaxis and us. As a result of such acquisition, Advaxis become our wholly-owned subsidiary and our sole operating company. On December 23, 2004, we amended and restated our articles of incorporation and changed our name to Advaxis, Inc. On June 6, 2006 our shareholders approved the reincorporation of the company from the state of Colorado to the state of Delaware by merging the Company into its wholly-owned subsidiary. As used herein, the words “Company” and “Advaxis” refer to the current Delaware corporation only unless the context references such entity prior to the June 26, 2006 reincorporation into Delaware (in which case it refers to the Colorado entity). Our date of inception, for financial statement purposes, is March 1, 2002. Our statements of income and cash flows disclose our accumulated losses and net cash increases (decreases), respectively since inception.  Our principal executive offices are located at 305 College Road East, Princeton, NJ  08540 and our telephone number is (609) 452-9813.

On July 28, 2005 we began trading on the Over-The-Counter Bulletin Board (OTC:BB) under the ticker symbol ADXS.

Recent Developments

December 2011 Note Financing

On December 29, 2011, we entered into a Note Purchase Agreement, which we refer to as the December 2011 purchase agreement, with certain accredited investors, whereby the investors acquired approximately $1.2 million of our convertible promissory notes, which we refer to as the Notes, for an aggregate purchase price of approximately $1.0 million in a private placement, which we refer to as the December 2011 offering. The Notes were issued with an original issue discount of 15%. Each investor paid $0.85 for each $1.00 of principal amount of Notes purchased at the closing of the December 2011 offering, which took place on January 9, 2012. The Notes are convertible into shares of our common stock, at a per share conversion price equal to $0.15. Additionally, each investor received a warrant, which we refer to as the Warrants, to purchase such number of shares of our common stock equal to 50% of such number of shares of our common stock issuable upon conversion of the Note at an exercise price of $0.15 per share.

The Notes mature on January 9, 2013. We may redeem the Notes under certain circumstances. The Warrants are exercisable at any time on or before January 9, 2015. The Warrants may be exercised on a cashless basis under certain circumstances.

To the extent an investor does not elect to convert its Notes as described above, the principal amount of the Notes not so converted on or prior to the maturity date shall be payable in cash on the maturity date.

The Notes may be converted by the investors, at the option of such investor, in whole or in part. However, except as otherwise provided in the Notes, only 85% of the initial principal amount of each Note is convertible prior to maturity. The Notes and Warrants include a limitation on conversion or exercise, which provides that at no time will an investor be entitled to convert any portion of the Notes or exercise any of the Warrants, to the extent that after such conversion or exercise, such investor (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of our common stock as of such date.

In connection with the December 2011 offering, we entered into a Registration Rights Agreement, dated as of January 9, 2012 with the investors. Pursuant to such agreement, we agreed with the investors to provide certain rights to register under the Securities Act of 1933, as amended, the shares of our common stock issuable upon any conversion of the Notes and the exercise of the Warrants, and agree to file a registration statement within 7 business days of the closing of the December 2011 offering to register the offering of the shares of our common stock issuable upon conversion of the Notes and the exercise of the Warrants.

Rodman & Renshaw, LLC, which we refer to as Rodman, a subsidiary of Rodman & Renshaw Capital Group, Inc. (NASDAQ:RODM) acted as the exclusive placement agent in connection with the December 2011 offering and received compensation of a cash placement fee equal to 7% of the aggregate purchase price paid by investors in the December 2011 offering and Warrants to purchase 575,098 shares of our common stock (approximately 7% of the shares of our common stock issuable upon conversion of the Notes), which warrants are exercisable at $0.15 per share and shall expire on January 9, 2015.

October 2011 Note Financing

On October 28, 2011, we entered into a Note Purchase Agreement, which we refer to as the October 2011 purchase agreement, with certain accredited investors, including Thomas A. Moore, our Chairman and Chief Executive Officer, and Mark J. Rosenblum, our Chief Financial Officer, whereby the investors acquired approximately $2.3 million of our convertible promissory notes, which we refer to as the Notes, for an aggregate purchase price of approximately $2.0 million in a private placement, which we refer to as the October 2011 offering. The Notes were issued with an original issue discount of 15%. Each investor paid $0.85 for each $1.00 of principal amount of Notes purchased at the closing of the October 2011 offering, which took place on October 31, 2011. The Notes are convertible into shares of our common stock, at a per share conversion price equal to $0.15. Additionally, each investor received a warrant, which we refer to as the Warrants, to purchase such number of shares of our common stock equal to 50% of such number of shares of our common stock issuable upon conversion of the Note at an exercise price of $0.15 per share. The Notes purchased in the October 2011 offering were paid for in cash or, with respect to Notes acquired by Mr. Moore, in exchange for the cancellation of $400,000 of outstanding indebtedness owed by us to Mr. Moore.

The Notes mature on October 31, 2012. We may redeem the Notes under certain circumstances. The Warrants are exercisable at any time on or before October 31, 2014. The Warrants may be exercised on a cashless basis under certain circumstances.

To the extent an investor does not elect to convert its Notes as described above, the principal amount of the Notes not so converted on or prior to the maturity date shall be payable in cash on the maturity date.

The Notes may be converted by the investors, at the option of such investor, in whole or in part. However, except as otherwise provided in the Notes, only 85% of the initial principal amount of each Note is convertible prior to maturity. The Notes and Warrants include a limitation on conversion or exercise, which provides that at no time will an investor be entitled to convert any portion of the Notes or exercise any of the Warrants, to the extent that after such conversion or exercise, such investor (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of our common stock as of such date.

In connection with the October 2011 offering, we entered into a Registration Rights Agreement, dated as of October 28, 2011 with the investors. Pursuant to such agreement, we agreed with the investors to provide certain rights to register under the Securities Act of 1933, as amended, the shares of our common stock issuable upon any conversion of the Notes and the exercise of the Warrants, and filed a registration statement to register the offering of the shares of our common stock issuable upon conversion of the Notes and the exercise of the Warrants which became effective on November 23, 2011.

Rodman & Renshaw, LLC, which we refer to as Rodman, a subsidiary of Rodman & Renshaw Capital Group, Inc. (NASDAQ:RODM) acted as the exclusive placement agent in connection with the October 2011 offering and received compensation of a cash placement fee equal to 7% of the aggregate purchase price paid by investors in the October 2011 offering and Warrants to purchase 866,078 shares of our common stock (approximately 7% of the shares of our common stock issuable upon conversion of the Notes, except for the Notes issued to Mr. Moore), which warrants are exercisable at $0.15 per share and shall expire on October 31, 2014.

As of January 9, 2012, investors had converted $977,500 in principal into 6,516,666 shares of the Company’s common stock, leaving approximately $1.35 million in outstanding principal.

Recent Warrant Exchanges

In an effort to reduce the number of our October 2007 warrants outstanding, we may from time to time enter into exchange agreements with the holders of such warrants pursuant to which such holders may receive shares of our common stock and/or additional warrants in amounts to be determined in such negotiations. As of January 9, 2012, we have exchanged October 2007 warrants to purchase 28,511,125 shares of our common stock with certain investors, including Mr. Moore, in return for 5,840,745 shares of our common stock and new warrants to purchase 14,651,854 shares of our common stock (which number includes the warrants issued to Mr. Moore in exchange for his October 2007 warrants as described below). The new warrants issued pursuant to the exchanges are identical to the October 2007 warrants, except that such warrants do not contain any economic anti-dilution adjustment rights.

On August 29, 2011, Mr. Moore entered into an exchange agreement, pursuant to which he received a new warrant to purchase 7,674,512 shares of our common stock in exchange for (i) surrendering an October 2007 warrant to purchase 2,666,667 shares of our common stock (as described above) and (ii) amending the note purchase agreement between us and Mr. Moore, dated as of September 22, 2008, to terminate his right to receive warrants in connection with an equity financing, including the equity financing we completed in May 2011, which otherwise would have permitted Mr. Moore to receive a warrant to purchase 4,118,956 shares of our common stock.

We maintain a website at www.advaxis.com which contains descriptions of our technology, our drugs and the trial status of each drug.

Strategy

During the next 24 months, data from two Phase 2 trials evaluating the safety and efficacy of ADXS-HPV, our first Lm -LLO based immunotherapy, will mature on the safety and effectiveness of ADXS-HPV in recurrent and refractory cervical cancer and its dysplasic precursor, CIN 2/3. In the U.S., we have initiated a randomized, placebo controlled single blind, dose ranging Phase 2 study of ADXS-HPV with three dose cohorts in patients with CIN 2/3. In India, we have an ongoing randomized Phase 2 study in 110 patients with recurrent or refractory cervical cancer who have failed previous therapies.

In January 2012, we initiated a NCI-supported study in recurrent or refractory cervical cancer. In the next three months, we will initiate a trial in head and neck cancer study with CRUK in the United Kingdom, which we refer to as the U.K. We have signed an agreement to collaborate on a clinical trial with the Gynecologic Oncology Group (GOG), one of NIH’s clinical research groups, which will underwrite the cost and whose members will execute the trial. It is expected that this U.S. Phase 2 multi-center study will result in a cost avoidance benefit to us valued at between $7 million to $8 million in trial expenses. The CRUK initial study is expected to be worth between $2.5 and 3.5 million.

We have entered into a clinical trials agreement with the School of Veterinary Medicine at Penn to investigate the use of ADXS-HER2 for the treatment of osteosarcoma in dogs, a leading cancer killer of large dogs.

We have also initiated GMP production of two new Lm -LLO based immunotherapies for use in clinical trials which will be initiated in 2012 once the regulatory requirements for the respective INDs have been completed and approved. Planning has begun for Phase 1 trials for ADXS-PSA for the treatment of prostate cancer, and ADXS-HER2 for the treatment of HER2 expressing cancers.

Although we have been successful in obtaining clinical funding from the U.S. and the U.K., in order to implement our strategy, we will require substantial additional investment in the near future. Our failure to raise capital or pursue partnering opportunities will materially and adversely affect both our ability to commence or continue the clinical trials described above and our business, financial condition and results of operations, and could force us to significantly curtail or cease operations. Further, we will not have sufficient resources to fully develop any new immunotherapies or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new partners.

Given our expertise in bioengineering live attenuated Listeria to create immunotherapies for many different diseases, our longer term strategy will be to license the commercial development of ADXS-HPV for the indications of CIN 2/3, cervical cancer and head and neck cancer. On a global basis, these indications are extremely large and will require one or more significant partners. We do not intend to engage in commercial development beyond Phase 2 without entering into one or more partnerships or a license agreement.

We intend to continue to devote a substantial portion of our resources to basic science and the continued preclinical development and optimization of our platform technology so as to develop it to its full potential and to find additional new drug candidates. These activities may require significant financial resources, as well as areas of expertise beyond those readily available. In order to provide additional resources and capital, we may enter into research, collaborative or commercial partnerships, joint ventures, or other arrangements with competitive or complementary companies, including major international pharmaceutical companies or universities.

Background

Cancer

Cancer is the second largest cause of death in the U.S., exceeded only by heart disease. The cost of treating cancer patients in 2008 was estimated to be $228.1 billion in healthcare costs and another $188 billion in indirect costs resulting from morbidity and lost productivity (source: Facts & Figures 2009, American Cancer Society).

The National Institutes of Health estimated the 2010 overall annual costs of cancer:

Total cost: $263.8 billion

Direct medical costs (total of all health expenditures): $102.8 billion

Indirect morbidity costs (cost of lost productivity due to illness): $20.9 billion

Indirect mortality costs (cost of lost productivity due to premature death): $140.1 billion

The American Cancer Society states that cancer is the second most common cause of death and that 571,950 people in the US will die from cancer in 2011.

HPV / CIN

According to the American Cancer Society, in the United States, more than 6 million people (men and women) get an HPV infection every year. In fact, at least one-half of the people who have ever had sex will have HPV at some time in their life. In 2009, the CDC reported that about 45% of women aged 20 to 24 had HPV. The American Cancer Society’s estimates for newly diagnosed cervical cancer in the U.S. in 2010 was 12,200 and about 500,000 patients per year are diagnosed with high grade CIN (2-3), the predecessor condition to cervical cancer (source: Jones HW, Cancer 1995:76:1914-18; Jones BA and Davey, Arch Pathol Lab Med 2000; 124:672-81).

Prostate Cancer

According to the American Cancer Society, prostate cancer is the most common type of cancer found in American men, other than skin cancer. Prostate cancer is the second leading cause of cancer death in men, behind only lung cancer. One man in six will get prostate cancer during his lifetime, and one man in 36 will die of this disease.

HER2 Expressing Cancers

HER2 (human epidermal growth factor receptor 2) is a gene which is over expressed in a percentage of certain types of cancers such as breast, gastric, bladder, pancreatic, brain, and ovarian. The American Cancer Society estimates that in 2011 in the US there will be 230,480 diagnoses of invasive breast cancer, 21,520 new cases of stomach cancer, 69,250 new cases of bladder cancer, 44,030 new cases of pancreatic cancer, 22,340 new cases of brain/spinal cord cancer, and 21,900 new cases of ovarian cancer.

Canine Osteosarcoma

According the University of Pennsylvania School of Veterinary Medicine, canine osteosarcoma (bone cancer) is most commonly seen in large breed dogs. It is an aggressive cancer with a poor prognosis. Despite chemotherapy and limb amputation, dogs will most likely succumb to the illness within one year.

Immune System and Normal Antigen Processing

People are continually confronted with potentially infectious agents. The immune system has evolved multiple mechanisms to fight disease, including innate immunity, two forms of adaptive immunity-humoral (antibody) and cellular immunity that mobilize the body’s natural defenses against these foreign agents to eliminate them.

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

Endogenous pathway of Adaptive Immunity (Class I pathway):

The endogenous pathway provides immune protection against antigens created within the cytoplasm of the APC (as opposed to exogenous molecules contained within the digestive phagosome). These intracellular antigens are typically broken down within the cell and directed to the endoplasmic reticulum, where they are incorporated into an MHC-1 protein and trafficked to the cell surface. MHC-1 complexes activate CD8+ cytotoxic T-lymphocytes, which then kill cells that express the specific antigen to which these cells are now activated. The endogenous pathway is needed for elimination of virus-infected or cancerous cells.

Listeria generated adaptive immune responses are directed at the activation of T cells. Listeria tends not to stimulate antibody formation.

Listeria based vaccines are unique for many reasons, one of which is that unlike viral vectors, DNA or peptide antigens or other vaccines, Listeria stimulates all of the above mechanisms of immune action. We use a live attenuated bioengineered Listeria that secrets an antigen-adjuvant fusion protein that stimulates the body’s own immune system to target cancer and infectious diseases. Our technology allows the body to recognize tumor-associated antigens or antigens of interest as foreign, thus creating the immune response needed to attack the cancer or infectious disease. It does this by utilizing a number of biological characteristics of the Listeria bacteria and the Advaxis proprietary antigen-adjuvant fusion protein technology to stimulate multiple therapeutic immune mechanisms simultaneously in an integrated and coordinated manner.

Mechanism of Action

Wild type Listeria is a common environmental microbe that is found in the soil, on leafy vegetables, and in meat and dairy products. People are constantly exposed to it and most people are unaware of that fact that they have ingested Listeria . However, wild type Listeria causes nearly 1,600 reported illnesses each year in the US, typically as a result of contaminated food and results in more than 1,400 hospitalizations and 250 deaths. Listerial infections frequently present as severe, persistent flu-like symptoms and if detected early, can be easily treated with many common antibiotics. Severe infections are rare and if not detected early are usually not diagnosed until Listeria can be cultured from the cerebrospinal fluid, at which time it is very difficult to treat. Advaxis has bioengineered strains of Listeria monocytogenes for use as vectors for immunotherapy. These vectors are highly attenuated, making them much less pathogenic than wild type Listeria . Advaxis Lm -LLO based immunotherapies are between 10,000 and 100,000 times less pathogenic than wild type Listeria .

Live Listeria is a strong stimulator of both the innate and adaptive arms of the immune system. The innate immune response can primarily be attributed to pattern recognition receptors on immune cells recognizing patterns on the bacterium, leading to a rapid, non-specific activation of the immune system. This response itself provides a basic level of immune protection, but at the same time serves to prime the adaptive arm of the immune system to respond in an antigen specific manner.

Antigen presenting cells (APCs) are phagocytic sentinel cells that circulate through the body taking up and breaking down foreign and dying cells. The breakdown of the antigens that APCs take up result in peptide fragments that are presented on the surface of the APC to activate CD4+ and CD8+ T cells to target specific cells that express these antigens. APCs actively and rapidly phagocytose Listeria , so in effect Advaxis Lm -LLO based immunotherapies are specifically targeted to the cells that will lead to a strong adaptive immune response. As Listeria is taken up by the APCs, it enters a cellular compartment called the phagolysosome, where enzymes kill and degrade the majority of the bacteria. A small percentage (5-10%), escape from this compartment and enter the cytoplasm of the cell, where they produce the LLO-antigen fusion protein that they have been bioengineered to express.

The specific details of the intracellular life cycle of Listeria are important for the understanding of the Advaxis platform technology. In order to escape from the phagolysosome of the APC, Listeria produces a protein called listeriolysin O (LLO), which forms pores in the membrane of the phagolysosome allowing Listeria to escape into the cytosol. Once in the cytoplasm the bacterium ceases to secrete LLO, which protects the cell wall and the host cell. It is at this stage however that the fusion LLO-antigen protein is produced and secreted by Listeria . This version of LLO does not form pores and harm the cell as it is truncated and engineered to be targeted to the cellular degredative machinery, leading to peptides that can be presented to T cells on the surface of the APC. Due to the attenuation of the Listeria strains used in Advaxis immunotherapies, the Listeria do not replicate and spread from cell to cell at this point, limiting the potential for listeriosis from our immunotherapies.

Listeria and/or Lm -LLO fusion proteins are designed to stimulate many complementary immune mechanisms of action:

1.	Strong innate immune effects.
a.	Lm -LLO vaccines are cleared in SCID and IFN- g knockout mice
2.	Strong adaptive immune effects.
a.	High titers of activated CD4+T cells, CD8+T cells, APCs, and TILs
3.	A brief exposure to the antigen results in normal memory generation.
a.	Antibiotics immediately after dosing do not impair long term responses.
4.	Alters the tumor microenvironment
a.	Reduces both Tregs and MDSCs in tumors but not in other tissues or systemically.
5.	Induces cytokine and chemokine secretion from non-infected cells adjacent to infected cells.
6.	Synthesis of new immune cells and maturation of existing cells.
a.	Marrow, tissue, and blood borne effects.
7.	Chemotaxis and extravasation of activated immune cells
a.	Chemokine mediated effects and effects directly on vascular endothelium increase TIL
8.	Upregulation of tumor chemokines and chemokines receptors.
a.	CXCL8, CXCL9, CXCL10, CXCR3 on T cells in TDLN.
9.	Epitope and antigen spreading
a.	Vaccines directed against one antigen result in immune activation against other antigens
10.	Predominantly a cellular immune response.
a. Little antibody formation so Listeria is not neutralized by humoral immunity. This is a useful property for cellular immune vaccines because it allows for follow-up dosing.

Figure 1: Live attenuated bioengineered LM (Lm-LLO) being phagocytosed by an APC leading to the stimulation of CD4+ and CD8+ T cells

Research and Development Program

Overview

We use live attenuated bioengineered Listeria monocytogenes as a therapeutic agent. We start with a live, attenuated strain of Listeria , and then add to this bacterium multiple copies of a plasmid that encodes a fusion protein sequence that includes a fragment of the LLO molecule joined to the tumor associated antigen or antigen of interest. This fusion protein is secreted by the Listeria inside the antigen presenting cells, and other cells that Listeria infects which then results in the immune response as discussed above.

We can fuse different antigens of interest (specific to tumors or for infectious disease), to LLO making this a versatile platform technology. Our first Lm -LLO based immunotherapy, ADXS-HPV, uses an antigen that is present in HPV. HPV induced disease include CIN, cervical cancer, anal cancer, vulvar cancer, penile cancer, head and neck cancer, and others. ADXS-PSA is directed against PSA, an important antigen in prostate cancer. ADXS-cHER2 that uses Advaxis proprietary chimeric HER2 antigen is directed to HER2, an antigen found in HER2 expressing cancers such as breast, gastric, bladder, pancreatic, CNS, and ovarian cancer By varying the antigen, we create different therapeutic agents that induce an immune response that should be useful in treating multiple disease states.

Collaborations, Partnerships and Agreements

University of Pennsylvania

On July 1, 2002 we entered into a 20-year exclusive worldwide license agreement with Penn with respect to the innovative work of Yvonne Paterson, Ph.D., Professor of Microbiology in the area of innate immunity, or the immune response attributed to immune cells, including dendritic cells, macrophages and natural killer cells, that respond to pathogens non-specifically. This agreement has been amended from time to time and was amended and restated as of February 13, 2007.

This license, unless sooner terminated in accordance with its terms, terminates upon the later (a) expiration of the last to expire Penn patent rights; or (b) twenty years after the effective date of the license. The license provides us with the exclusive commercial rights to the patent portfolio developed at Penn as of the effective date of the license, in connection with Dr. Paterson and requires us to raise capital and pay various milestone, legal, filing and licensing payments to commercialize the technology. In exchange for the license, Penn received shares of our common stock which currently represents approximately 0.2% of our common stock outstanding on a fully-diluted basis. In addition, Penn is entitled to receive a non-refundable initial license fee, license fees, royalty payments and milestone payments based on net sales and percentages of sublicense fees and certain commercial milestones. Under the licensing agreement, Penn is entitled to receive 1.5% royalties on net sales in all countries. Notwithstanding these royalty rates, we have agreed to pay Penn a total of $525,000 over a three-year period as an advance minimum royalty after the first commercial sale of a product under each license (which we are not expecting to begin paying within the next five years). In addition, under the license, we are obligated to pay an annual maintenance fee of $100,000 on December 31, 2010, 2011 and 2012 and each December 31st thereafter for the remainder of the term of the agreement until the first commercial sale of a Penn licensed product. Overall the amended and restated agreement payment terms reflect lower near term requirements but the savings are offset by higher long term milestone payments for the initiation of a Phase 3 clinical trial and the regulatory approval for the first Penn licensed product. We are responsible for filing new patents and maintaining and defending the existing patents licensed to use and we are obligated to reimburse Penn for all attorneys fees, expenses, official fees and other charges incurred in the preparation, prosecution and maintenance of the patents licensed from Penn.

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

On May 10, 2010, we entered into a second amendment to the Penn license agreement pursuant to which we acquired exclusive licenses for an additional 27 patent applications related to our proprietary Listeria vaccine technology. As per the terms of the second amendment, we acknowledged that we owed Penn approximately $249,000 in patent expenses and $130,000 in sponsored research agreement fees; such fees being paid prior to October 31, 2010. As part of this amendment we exercised our option for the rights to seven additional patent dockets, including 23 additional patent applications, for (i) an option exercise fee payable in the form of $35,000 in cash and $70,000 in our common stock (approximately 388,889 shares of our common stock based on a price of $0.18 per share) and (ii) the assumption of certain historical costs of approximately $462,000 associated with the 23 additional patents applications acquired under the second amendment. As of January 9, 2012, approximately $138,000 of these historical costs remained outstanding.

On December 12, 2011, we entered into a third amendment to the Penn license agreement pursuant to which we acquired an exclusive worldwide license agreement for additional patent applications from the laboratory of Dr. Yvonne Paterson. One application pertains to the antigen ISG15 from Penn for use in our Lm -LLO based immunotherapies for the treatment of cancer and other diseases. This intellectual property resulted from work performed in the laboratory of Dr. Yvonne Paterson that demonstrated ISG15 was an effective immunological target for the treatment of a number of different cancers in animal models, including ovarian, colon, breast and other cancers. SG-15 expression is elevated in “triple negative” breast cancer, a disease in which HER2, estrogen and progesterone receptors are lacking, and thus has no defined therapeutic immune target at the moment. An Lm-LLO vaccine that targets ISG-15 may prove to be an effective agent in an area where there is a significant unmet medical need.

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

Consulting Agreement . On January 28, 2005 we entered into a consulting agreement with Dr. Paterson, which expired on January 31, 2009. Dr. Paterson has advised us on an exclusive basis on various issues related to our technology, manufacturing issues, establishing our lab, knowledge transfer, and our long-term research and development program. Pursuant to the expired agreement, Dr. Paterson received $7,000 per month. Upon the closing of an additional $9.0 million in equity capital, Dr. Paterson’s rates would have increased to $9,000 per month. Also, under the prior Agreement, on February 1, 2005, she received options to purchase 400,000 shares of our common stock at an exercise price of $0.287 per share which are now fully vested. In November 2011, we granted Dr. Patterson options to purchase 600,000 shares of our common stock at an exercise price of $0.148 per share. In total she holds 704,365 shares of our common stock and options to purchase 1,169,048 shares of our common stock, of which options 569,048 are fully vested. We are currently negotiating a follow-on consulting agreement with Penn and Dr. Paterson.

Cancer Research UK

On February 9, 2010, we announced that Cancer Research UK (CRUK), the UK organization dedicated to cancer research, has agreed to fund the cost of a clinical trial to investigate the use of ADXS-HPV, our Lm-LLO based immunotherapy targeted to HPV, for the treatment of head and neck cancer. This Phase 1/2 clinical trial will investigate the safety and efficacy of ADXS-HPV in 45 head and neck cancer patients who have previously failed treatment with surgery, radiotherapy and chemotherapy – alone or in combination. We will provide the study drug, with all other associated costs to be funded by CRUK. The study is to be conducted at 3 sites in the UK (Aintree Hospital at the University of Liverpool, The Royal Marsden Hospital in London, and Cardiff Hospital at the University of Wales).

National Cancer Institute Gynecologic Oncology Group

On December 15, 2009, we announced that GOG will conduct a multicenter, Phase 2 clinical trial of ADXS-HPV, our Lm-LLO based immunotherapy targeted to HPV, in 67 patients with recurrent or refractory cervical cancer who have failed prior cytotoxic therapy. This Phase 2 trial is underwritten by GOG and will be conducted by GOG investigators. This patient population is similar to the patient population that in the cervical cancer study being conducted in India as well as the patients in the Phase I trial of ADXS-HPV. Under this agreement we are responsible for covering the costs of translational research and have agreed to pay a total of $8,003 per patient, with the majority of the costs of this study underwritten by NCI. The first patient was dosed on January 9, 2012.

National Cancer Institute Vaccine Section

On November 1, 2010 we entered into a Cooperative Research and Development Agreement (CRADA) with the Vaccine Section of National Cancer Institute for the development of live attenuated Listeria vaccines for the treatment of cancer. We will provide all live Listeria vaccines. NCI will use different in vitro and in vivo models to elucidate the effect of our live attenuated Listeria vaccines on many different types of immune cells, and will investigate the mechanisms by which live Listeria vaccines reduce cancer induced immune inhibition that protects tumors from immune attack. We and NCI will use the results of this work to enhance the anti-tumor effects of live Listeria vaccines as therapeutic agents for the treatment of cancer and as therapeutic immune adjuvants that alter the tumor milieu which will enable them to be used with other modalities of cancer treatment. We have paid a total of $150,000 pursuant to this three year CRADA.

University of British Columbia

We entered into a structured collaboration with the laboratory of Dr. Tobias Kollmann at the University of British Columbia to develop live attenuated Listeria vaccines for the treatment of infectious disease and to develop new dosage forms of Listeria vaccines. The same immune-stimulating properties that we have under development to develop live Listeria vaccines as safe and effective therapies for the treatment of cancer, also may have application for the treatment of infectious disease. Dr. Kollmann is an immunologist and neonatal vaccinologist who has published extensively on the use of Listeria vaccines as potential therapeutic agents for the treatment of childhood diseases. Under the terms of this collaboration, Dr. Kollmann will use our proprietary Listeria vaccine vectors for the development of novel infectious disease applications. From inception through January 9, 2012, we have paid approximately $92,000 pursuant to this collaboration.

School of Veterinary Medicine at Penn

We have entered into a clinical trial agreement with the School of Veterinary Medicine at Penn to investigate the use of ADXS-HER2 for the treatment of osteosarcoma in dogs.

Recipharm Cobra Biologics Limited (formerly Cobra Biomanufacturing PLC)

In July 2003, we entered into an agreement with Cobra Biomanufacturing PLC, which has recently been purchased by Recipharm AB, for the purpose of manufacturing our cervical cancer vaccine ADXS-HPV. Recipharm Cobra has extensive experience in manufacturing gene therapy products for investigational studies. Recipharm Cobra is a manufacturing organization that manufactures and supplies biologic therapeutics for the pharmaceutical and biotech industry. These services include the Good Manufacturing Practices, or GMP, manufacturing of DNA, recombinant protein, viruses, mammalian cell products and cell banking. Recipharm Cobra’s manufacturing plan for us involves several manufacturing stages, including process development, manufacturing of non-GMP material for toxicology studies and manufacturing of GMP material for the Phase 1 trial. The agreement to manufacture expired in December 2005 upon the delivery and completion of stability testing of the GMP material for the Phase 1 trial. Recipharm Cobra has agreed to surrender the right to $300,000 of its outstanding fees for manufacturing in exchange for future royalties from the sales of ADXS-HPV at the rate of 1.5% of net sales, with royalty payments not to exceed $2.0 million.

On October 20, 2007, we entered into a production agreement with Recipharm Cobra to manufacture our Phase 2 clinical materials using a new methodology now required by the U.K., and likely to be required by other regulatory bodies in the future. Currently we have two agreements with Recipharm Cobra; one to conduct ongoing stability testing of the ADXS-HPV vaccine which they have manufactured, and another to provide analytic services and certification necessary to import ADXS-HPV for use in the U.K. head and neck study mentioned above. From inception through January 9, 2012, we have paid Recipharm Cobra approximately $1.6 million under all agreements.

Vibalogics GmbH

In April of 2008, we entered into a series of agreements with Vibalogics GmbH in Cuxhaven Germany to provide fill and finish services for our final clinical materials that were made for the scheduled clinical trials described above. These agreements cover the fill and finish operations as well as specific tests that have to be performed in order to release the clinical materials for human use. We have recently entered into agreements with Vibalogics to produce two new vaccines, ADXS-PSA and ADXS-HER2 for human use and clinical development. As of January 9, 2012, approximately $350,000 in invoices from Vibalogics GmbH remain outstanding.

Numoda Corporation

On June 19, 2009, we entered into a Master Agreement and on July 8, 2009 we entered into a Project Agreement with Numoda, a leading clinical trial and logistics management company, to oversee Phase 2 clinical activity with ADXS-HPV for the multicenter Phase 2 U.S. trial of ADXS-HPV in CIN and to act as our U.S. CRO for the multicenter Phase 2 study of ADXS-HPV in recurrent and refractory cervical cancer being conducted in India. The scope of this agreement covers over three years and is estimated to cost approximately $12.2 million for both trials. In May 2010, we issued 3,500,000 shares of common stock to Numoda Capital at a price per share of $0.17 in satisfaction of $350,000 of services rendered to us by the Numoda Corporation. As of January 9, 2012, we have paid Numoda approximately $6.6 million for clinical trial activities.

Pharm-Olam International Ltd.

In April 2005, we entered into a consulting agreement with Pharm-Olam International Ltd., which we refer to as POI, whereby POI is to execute and manage our Phase 1 clinical trial in ADXS-HPV for a fee of $430,000 plus reimbursement of certain expenses. As of January 9, 2012 we have an outstanding balance due to POI of $223,620.

Wistar Institute

We are collaborating with the Wistar Institute to explore the potential of FAP as a target for immune attack and as the basis for the development of an Advaxis immunotherapy. Therapeutically targeting FAP (fibroblast activation protein) might significantly reduce tumor growth, as it has in some mouse studies. There is no financial obligation in our collaboration with the Wistar Institute.

Montefiore Medical Center

We are collaborating with the Albert Einstein College of Medicine and Montefiore Medical Center to develop the ADXS-PSA immunotherapy for the treatment of prostate cancer. The goal of the collaboration is to investigate how ADXS-PSA can be combined with conventional chemo-radiation therapy to treat solid tumors.

Patents and Licenses

Dr. Paterson and Penn have invested significant resources and time in developing a broad base of intellectual property around the cancer vaccine platform technology for which on July 1, 2002 we entered into a 20-year exclusive worldwide license and a right to grant sublicenses pursuant to our license agreement with Penn. As of January 9, 2012, Penn has 39 issued and 39 pending patents in the U.S. and other large countries including Japan, and the European Union, through the Patent Cooperation Treaty system pursuant to which we have an exclusive license to exploit the patents. On May 10, 2010, we entered into a second amendment to the 20-year exclusive worldwide license agreement with Penn, which we refer to as the Second Amendment Agreement. Pursuant to the Second Amendment Agreement, we acquired exclusive licenses for additional patent applications related to our proprietary Listeria vaccine technology that were not included in the initial agreement. As of January 9, 2012, we owe Penn approximately $138,000 in patent expenses pursuant to the Second Amendment Agreement.

On December 12, 2011, we entered into a third amendment to the Penn license agreement pursuant to which we acquired an exclusive worldwide license agreement for additional patent applications from the laboratory of Dr. Yvonne Paterson. One application pertains to the antigen ISG15 from Penn for use in our Lm -LLO based immunotherapies for the treatment of cancer and other diseases. This intellectual property resulted from work performed in the laboratory of Dr. Yvonne Paterson that demonstrated ISG15 was an effective immunological target for the treatment of a number of different cancers in animal models, including ovarian, colon, breast and other cancers. SG-15 expression is elevated in “triple negative” breast cancer, a disease in which HER2, estrogen and progesterone receptors are lacking, and thus has no defined therapeutic immune target at the moment. An Lm-LLO vaccine that targets ISG-15 may prove to be an effective agent in an area where there is a significant unmet medical need.

Another patent application which we licensed on November 15, 2011 is a collaborative provisional application between the laboratories of Dr. Paterson and Dr. Don Harn at the University of Georgia. In this work, Lm-LLO immunotherapies were found in a number of animal models to have the unusual ability to induce therapeutic Th-1 immune responses, which are the type of response that is desirable when treating cancer, in animals that were previously unable to mount a Th-1 response. This finding may have great utility because parasitic diseases that are endemic to the third world, and other kinds of disease, prevent patients from mounting Th-1 type responses. The ability to induce a Th-1 therapeutic response in these patients would make them susceptible to treatment with immunotherapy where they might not otherwise respond. Moreover, since chemotherapy and radiotherapy have immune components, the use of an effective Lm-LLO agent as part of a combination regimen might improve the therapeutic efficiency of other agents as well.

Our approach to the intellectual property portfolio is to create significant offensive and defensive patent protection for every immunotherapy and technology platform that we develop. We work closely with our patent counsel to maintain a coherent and aggressive strategic approach to building our patent portfolio with an emphasis in the field of cancer vaccines.

We are aware of Aduro Biotech, a company comprised in part of former Cerus and Anza employees that is investigating Listeria vaccines based upon Anza’s technology and is conducting clinical trials using Listeria -based investigational new drugs. We believe that through our exclusive license with Penn, we have the earliest known and dominant patent position in the U.S. for the use of recombinant Listeria monocytogenes expressing proteins or tumor antigens as a vaccine for the treatment of infectious diseases and tumors. We successfully defended our intellectual property by contesting a challenge made by Anza to our patent position in Europe on a claim not available in the U.S. The European Patent Office ( EPO) Board of Appeals in Munich, Germany has ruled in favor of The Trustees of Penn and its exclusive licensee Advaxis and reversed a patent ruling that revoked a technology patent that had resulted from an opposition filed by Anza. The ruling of the EPO Board of Appeals is final and cannot be appealed. The granted claims, the subject matter of which was discovered by Dr. Yvonne Paterson, scientific founder of Advaxis, are directed to the method of preparation and composition of matter of recombinant bacteria expressing tumor antigens for treatment of patients with cancer. Subsequently, Advaxis challenged a patent by Aduro. The patent was upheld by the USPTO, and the decision resulted in a precise and limiting definition of the approved claims. The Aduro patent that Advaxis challenged does not cover our technology, or limit our business plans.

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

On May 26, 2009, the United States Patent and Trademark Office, which we refer to as the PTO, approved our patent application “ Compositions and Methods for Enhancing the Immunogenicity of Antigens ”. This patent application covers the use of Listeria monocytogenes protein ActA and fragments of this protein for use in the creation of antigen fusion proteins. This intellectual property protects a unique strain of Listeria monocytogenes for use as a vaccine vector.

On February 10, 2009 the PTO issued patent 7,488,487 “ Methods of Inducing Immune response Through the Administration of Auxotrophic Attenuated dat/dal Double Mutant Listeria Strains ”, assigned to Penn and licensed to us. This intellectual property protects a unique strain of Listeria for use as a vaccine vector. This new strain of Listeria is an improvement over the strain currently in clinical testing as it is more attenuated, more immunogenic, and does not contain an antibiotic resistance gene. We believe that this strain may be result in more effective immunotherapies.

Between February and December of 2009 the U.S., Japanese, and European patent offices have approved patents for a newly developed strain of Listeria that uses a novel method of attenuation. This strain is attenuated by deleting genes that are responsible for making a protein that is essential for the bacterial cell wall, and by engineering back the ability to make this protein at a reduced level. In developing this strain, the objective was to improve upon the useful properties of Listeria while reducing potential disease causing properties of the bacterium, and, in preliminary testing this strain of Listeria appears to be more immunogenic and less virulent that prior vaccine strains.

Between January and March of 2010, the USPTO issued two patents to Penn (each of which are covered by the Penn license agreement) that cover the composition of matter, uses and methods using the Lm protein Act A in antigen fusion proteins. We are currently holding patents relating to two families of antigen-adjuvant fusion proteins; one based on LLO and one based on ActA.

Governmental Regulation

The Drug Development Process

The FDA requires that pharmaceutical and certain other therapeutic products undergo significant clinical experimentation and clinical testing prior to their marketing or introduction to the general public. Clinical testing, known as clinical trials or clinical studies, is either conducted internally by pharmaceutical or biotechnology companies or is conducted on behalf of these companies by Clinical Research Organizations, which we refer to as CROs.

The process of conducting clinical studies is highly regulated by the FDA, as well as by other governmental and professional bodies. Below, we describe the principal framework in which clinical studies are conducted, as well as describe a number of the parties involved in these studies.

Protocols . Before commencing clinical studies, the sponsor of an investigational new drug must typically receive governmental and institutional approval. In the U.S., Federal approval is obtained by submitting an IND to the FDA and amending it for each new proposed study. The clinical research plan is known in the industry as a protocol . A protocol is the blueprint for each drug study. The protocol sets forth, among other things, the following:

•	Criteria for subject or patient inclusion/ exclusion;

•	Dosing requirements and timing;

•	Tests to be performed; and

•	Evaluations and data assessment.

Institutional Review Board (Ethics Committee) . An institutional review board is an independent committee of professionals and lay persons which reviews clinical research studies involving human beings and is required to adhere to guidelines issued by the FDA. The institutional review board does not report to the FDA and its members are not appointed by the FDA, but its records are audited by the FDA. All clinical studies must be approved by an institutional review board. The institutional review board is convened by the site or institution where the protocol will be conducted and its role is to protect the rights of the subjects and patients in the clinical studies. It must approve the protocols to be used and then oversee the conduct of the study, including oversight of the communications which we or the CRO conducting the study at that specific site proposes to use to recruit subjects or patients, and the informed consent form which the subjects or patients will be required to sign prior to their enrollment in the clinical studies.

Clinical Trials . Human clinical studies or testing of an investigational new drug prior to FDA approval are generally done in three stages known as Phase 1, Phase 2, and Phase 3 testing. The names of the phases are derived from the CFR 21 that regulates the FDA. Generally, there are multiple studies conducted in each phase.

Phase 1 . Phase 1 studies involve testing a investigational new drug on a limited number of patients. Phase 1 studies determine a drug’s basic safety, maximum tolerated dose, and how the drug is absorbed by, and eliminated from, the body. This phase lasts an average of six months to a year. Typically, cancer therapies are initially tested on late stage cancer patients.

Phase 2 . Phase 2 trials involve larger numbers of patients that have been diagnosed with the targeted disease or condition. Phase 2 testing typically lasts an average of one to three years. In Phase 2, the drug is tested to determine its safety and effectiveness for treating a specific disease or condition. Phase 2 testing also involves determining acceptable dosage levels of the drug. If Phase 2 studies show that an investigational new drug has an acceptable range of safety risks and probable effectiveness, a company will continue to evaluate the investigational new drug in Phase 3 studies.

Phase 3 . Phase 3 studies involve testing even larger numbers of patients, typically several hundred to several thousand patients. The purpose is to confirm effectiveness and long-term safety on a large scale. These studies generally last two to six years. Given the larger number of patients required to conduct Phase 3 studies, they are generally conducted at multiple sites and often times multiple countries.

Biologic License Application. The results of the clinical trials using biologics are submitted to the FDA as part of Biologic License Application, which we refer to as BLA. Following the completion of Phase 3 studies, if the Sponsor of a potential product in the U.S. believes it has sufficient information to support the safety and effectiveness of the investigational new drug, the Sponsor submits a BLA to the FDA requesting that the investigational new drug be approved for sale. The application is a comprehensive, multi-volume filing that includes the results of all preclinical and clinical studies, information about the drug’s composition, and the Sponsor’s plans for manufacturing, packaging, labeling and testing the investigational new drug. The FDA’s review of an application is designated either as a standard review with a target review time of 10 months or a priority review with a target of 6 months. Depending upon the completeness of the application and the number and complexity of requests and responses between the FDA and the Sponsor, the review time can take months to many years, with the mean review lasting 13.1 months. Once approved, drugs and other products may be marketed in the U.S., subject to any conditions imposed by the FDA.

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

The FDA’s Guidelines for Industry Fast Track Development Programs require that a clinical development program must continue to meet the criteria for Fast Track designation for an application to be reviewed under the Fast Track Program. Previously, the FDA approved cancer therapies primarily based on patient survival rates or data on improved quality of life. While the FDA could consider evidence of partial tumor shrinkage, which is often part of the data relied on for approval, such information alone was usually insufficient to warrant approval of a cancer therapy, except in limited situations. Under the FDA’s new policy, which became effective on February 19, 1998, Fast Track designation ordinarily allows an investigational new drug to be considered for accelerated approval through the use of surrogate endpoints to demonstrate effectiveness. As a result of these provisions, the FDA has broadened authority to consider evidence of partial tumor shrinkage or other surrogate endpoints of clinical benefit for approval. This new policy is intended to facilitate the study of cancer therapies and shorten the total time for marketing approvals. Under accelerated approval, the manufacturer must continue with the clinical testing of the product after marketing approval to validate that the surrogate endpoint did predict meaningful clinical benefit. To the extent applicable, we intend to take advantage of the Fast Track Program to obtain accelerated approval on our immunotherapies, however, it is too early to tell what effect, if any, these provisions may have on the approval of our immunotherapies.

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

There is a series of international harmonization treaties, known as the ICH treaties, that enable drug development to be conducted on an international basis. These treaties specify the manner in which clinical trials are to be conducted, and if trials adhere to the specified requirements, then they are accepted by the regulatory bodies in the signatory countries.

Manufacturing

The FDA requires that any drug or formulation to be tested in humans be manufactured in accordance with its GMP regulations. This has been extended to include any drug that will be tested for safety in animals in support of human testing. The GMPs set certain minimum requirements for procedures, record-keeping, and the physical characteristics of the laboratories used in the production of these drugs.

We have entered into agreements with Recipharm Cobra and Vibalogics GmbH for the manufacture of a portion of our vaccines. Both companies have extensive experience in manufacturing gene therapy products for investigational studies. Both companies are full service manufacturing organizations that manufacture and supply biologic based therapeutics for the pharmaceutical and biotech industry. These services include the GMP manufacturing of stability testing and cell banking. Recipharm’s manufacturing plan for us calls for several manufacturing stages, including process development, manufacturing of non-GMP material for toxicology studies and manufacturing of GMP material for the Phase 1 and Phase 2 trials.

Beginning in April 2008, we entered into a number of Agreements with Vibalogics to manufacture GMP material for two new vaccines ADXS-PSA, an Lm-LLO based immunotherapy for the treatment of prostate cancer, and ADXS-HER2, an Lm -LLO based immunotherapy for the treatment of HER2 expressing cancers (such as breast, gastric, bladder, brain, pancreatic and ovarian cancer) . The Agreement with Recipharm Cobra covers GMP manufacturing in several stages, including process development, manufacturing of non-GMP material for toxicology studies and manufacturing of GMP material for the Phase 1 and Phase 2 trials, filling, finishing, and the development of a stable, room temperature storage, dried formulation of our vaccines.

Competition

The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and a high degree of competition. As a result, our actual or proposed immunotherapies could become obsolete before we recoup any portion of our related research and development and commercialization expenses. The biotechnology and biopharmaceutical industries are highly competitive, and this competition comes from both biotechnology firms and from major pharmaceutical companies, including : Aduro Biotech, Agenus Inc., Bionovo Inc., Bristol-Myers Squibb, Celgene Corporation, Celldex Therapeutics, Dendreon Corporation, Inovio Pharmaceutical Inc., Oncolytics Biotech Inc., Oncothyreon Inc., et al., each of which is pursuing cancer vaccines and/or immunotherapies. Many of these companies have substantially greater financial, marketing, and human resources than we do (including, in some cases, substantially greater experience in clinical testing, manufacturing, and marketing of pharmaceutical products). We also experience competition in the development of our immunotherapies from universities and other research institutions and compete with others in acquiring technology from such universities and institutions. In addition, certain of our immunotherapies may be subject to competition from investigational new drugs and/or products developed using other technologies, some of which have completed numerous clinical trials.

We expect that our immunotherapies under development and in clinical trials will address major markets within the cancer therapeutic area. Our competition will be determined in part by the potential indications for which drugs are developed and ultimately approved by regulatory authorities. Additionally, the timing of market introduction of some of our potential immunotherapies or of competitors’ products may be an important competitive factor. Accordingly, the speed with which we can develop immunotherapies, complete preclinical testing, clinical trials and approval processes and supply commercial quantities to market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price and patent position.

Merck has developed the drug Gardasil and GSK has developed the drug Cervarix which can prevent cervical cancer by vaccinating women against the HPV virus, the cause of the disease. Gardasil is directed against four HPV strains while Cervarix is directed against two. Neither of these agents has an approved indication for women who have a prior exposure to the HPV strains that they protect against, nor are women protected from other strains of HPV that the drugs do not treat.

The presence of these agents in the market does not eliminate the market for a therapeutic vaccine directed against invasive cervical cancer and CIN 2/3 for a number of reasons:

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

Taken together, experts believe that there will be a cervical cancer and CIN 2/3 market for the foreseeable future.

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

Risks Related to our Business

We are a development stage company.

We are an early development stage biotechnology company with a history of losses and can provide no assurance as to future operating results. As a result of losses which will continue throughout our development stage, we may exhaust our financial resources and be unable to complete the development of our production. Our deficit will continue to grow during our drug development period.

We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future, due to the substantial investment in research and development. As of October 31, 2011 and October 31, 2010, we had an accumulated deficit of $35,531,740 and $27,416,000, respectively and shareholders’ deficiency of $12,279,713 and $14,802,631, respectively. We expect to spend substantial additional sums on the continued administration and research and development of proprietary products and technologies with no certainty that our immunotherapies will become commercially viable or profitable as a result of these expenditures.

As a result of our current lack of financial liquidity and negative stockholders equity, our auditors have expressed substantial concern about our ability to continue as a “going concern” .

Our limited capital resources and operations to date have been funded primarily with the proceeds from public and private equity and debt financings, NOL and Research tax credits and income earned on investments and grants. Based on our currently available cash, we do not have adequate cash on hand to cover our anticipated expenses for the next 12 months. If we fail to raise a significant amount of capital, we may need to significantly curtail operations, cease operations or seek federal bankruptcy protection in the near future. These conditions have caused our auditors to raise substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent public accounting firm relating to our financial statements for the year ended October 31, 2011 included a going concern explanatory paragraph.

There can be no assurance that we will receive funding from Optimus in connection with the Series B preferred equity financing and if the average closing sale price of our common stock on each tranche notice date is less than $0.15 per share, we may not be able to require Optimus to purchase the entire $7.5 million of Series B preferred stock issuable under the Series B purchase agreement, as amended.

On July 19, 2010, we entered into a Series B preferred stock purchase agreement, which we refer to as the Series B purchase agreement, with Optimus Capital Partners, LLC, which we refer to as Optimus, which was subsequently amended on April 4, 2011. Pursuant to the Series B purchase agreement, Optimus remains obligated to purchase $2.84 million of our non-convertible, redeemable Series B preferred stock, which we refer to as our Series B preferred stock, at a price of $10,000 per share from time to time, subject to our ability to effect and maintain an effective registration statement for the remaining 25,610,038 shares underlying the warrants issued to an affiliate of Optimus in connection with the transaction. As of January 9, 2012, Optimus had purchased an aggregate of 466 shares of Series B preferred stock and remains obligated, from time to time until July 19, 2013, to purchase up to an additional 284 shares of Series B preferred stock, for an aggregate purchase price of $2,840,000, upon notice from us to Optimus, if certain conditions set forth in the Series B purchase agreement, as amended, are satisfied, including among other things that: (i) we must be in compliance with our SEC reporting obligations, (ii) our common stock must be quoted on an eligible trading market, (iii) a material adverse effect relating to, among other things, our results of operations, assets, business or financial condition must not have occurred since July 19, 2010, other than losses incurred in the ordinary course of business, (iv) we must not be in default under any material agreement, (v) Optimus and its affiliates must not own more than 9.99% of our outstanding common stock, and (vi) we must comply with certain other requirements set forth in the Series B purchase agreement, as amended. If we fail to comply with any of these requirements, Optimus will not be obligated to purchase our Series B preferred stock and we will not receive any funding from Optimus. Moreover, if we exercise our option to require Optimus to purchase our Series B preferred stock, and our common stock has a closing price of less than $0.15 per share on the trading day immediately preceding our delivery of the exercise notice, we may trigger at closing certain anti-dilution protection provisions in certain outstanding warrants that would result in an adjustment to the number and price of certain outstanding warrants.

In connection with our Series B preferred equity financing, we originally issued to an affiliate of Optimus a three-year warrant to purchase up to 40,500,000 shares of our common stock, at an initial exercise price of $0.25 per share, of which no shares of our common stock remain available to purchase. In connection with the amendment to the Series B purchase agreement, we subsequently issued to an affiliate of Optimus a three-year warrant to purchase up to an additional 25,560,000 shares of our common stock, at an initial exercise price of $0.15 per share. The warrants provide that on each tranche notice date under the Series B purchase agreement, as amended, (i) that portion of the warrants, in the aggregate, equal to 135% of the tranche amount will vest and become exercisable (and such vested portion may be exercised at any time during the exercise period on or after such tranche notice date) and (ii) the exercise price will be adjusted to the closing sale price of a share of our common stock on such tranche notice date. We are not permitted to deliver a tranche notice under the Series B purchase agreement, as amended, and require Optimus to purchase shares of Series B preferred stock if the number of registered shares underlying the warrant issued to the affiliate of Optimus is insufficient to cover the portion of the warrant that will vest and become exercisable in connection with such tranche notice. If the average closing sale price of our common stock on each tranche notice date is less than $0.15 per share, we may not be able to require Optimus to purchase the remaining $2.84 million of Series B preferred stock issuable under the Series B purchase agreement, as amended, without issuing additional warrant shares. We cannot assure you that we will be able to timely effect and maintain a registration statement for the remaining 25,560,000 warrant shares (or any additional warrant shares that may be necessary) so as to permit us to require Optimus to purchase the remaining $2,840,000 of Series B preferred stock under the Series B purchase agreement, as amended.

Pursuant to the terms of the note purchase agreements we entered into in May 2011, October 2011 and Decenber 2011, we are not permitted to issue any securities in any Optimus transaction except to the extent the net proceeds of such issuance are used to pay the redemption price of the convertible promissory notes issued in the May 2011 offering, October 2011 offering and December 2011 offering, so long as such convertible promissory notes remain outstanding. Since May 2011, we have not sold any additional shares of preferred stock to Optimus.

Our business will require substantial additional investment that we have not yet secured, and our failure to raise capital and/or pursue partnering opportunities will materially adversely affect our business, financial condition and results of operations.

We expect to continue to spend substantial amounts on research and development, including conducting clinical trials for our immunotherapies. However, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms, secure funds from new partners or consummate a preferred equity financing under the Series B purchase agreement, as amended. We cannot be assured that financing will be available at all. Our failure to raise a significant amount of capital in the near future, will materially adversely affect our business, financial condition and results of operations, and we may need to significantly curtail operations, cease operations or seek federal bankruptcy protection in the near future. Any additional investments or resources required would be approached, to the extent appropriate in the circumstances, in an incremental fashion to attempt to cause minimal disruption or dilution. Any additional capital raised through the sale of equity or convertible debt securities will result in dilution to our existing stockholders. No assurances can be given, however, that we will be able to achieve these goals or that we will be able to continue as a going concern.

We have significant indebtedness which may restrict our business and operations, adversely affect our cash flow and restrict our future access to sufficient funding to finance desired growth.

As of January 9, 2012, our total outstanding indebtedness was approximately $7.7 million, which included the face value of all our outstanding junior bridge notes in the amount of approximately $0.6 million, a note outstanding to our chief executive officer in the amount of approximately $0.3 million, debt acquired in late April and early May 2011 with a remaining aggregate principal amount of approximately $4.2 million, debt acquired in late October 2011 with a remaining aggregate principal amount of approximately $1.4 million and debt acquired in early January 2012 in the aggregate principal amount of approximately $1.2 million.. Approximately $4.0 million of the aggregate $7.7 million is due on May 12, 2012, approximately $1.4 million of the aggregate $7.7 million is due on October 31, 2012 and approximately $1.2 million of the aggregate $7.7 million is due on January 9, 2013. Maturity dates for the remaining $1.1 million range between October 2011 and on or about September 30, 2014. Certain of our indebtedness contain restrictive covenants that limit our ability to issue certain types of indebtedness, which may prevent us from obtaining additional indebtedness on commercially reasonable terms, or at all. We dedicate a substantial portion of our cash to pay interest and principal on our debt. If we are not able to service our debt, we would need to refinance all or part of that debt, sell assets, borrow more money or sell securities, which we may not be able to do on commercially reasonable terms, or at all. In addition, our failure to timely repay (or extend) amounts due and owing under our outstanding junior bridge notes issued in October 2009 may trigger the anti-dilution protection provisions in substantially all of our warrants (other than the warrants issued to the affiliate of Optimus and to certain bridge note holders), in which case holders of our common stock will experience significant additional dilution.

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

We commenced our Lm -LLO based immunotherapy development business in February 2002 and have existed as a development stage company since such time. Prior thereto we conducted no business. Accordingly, we have a limited operating history. Investors must consider the risks and difficulties we have encountered in the rapidly evolving vaccine and therapeutic biopharmaceutical industry. Such risks include the following:

•	competition from companies that have substantially greater assets and financial resources than we have;

•	need for acceptance of our immunotherapies;

•	ability to anticipate and adapt to a competitive market and rapid technological developments;

•	amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

•
need to rely on multiple levels of complex financing agreements with outside funding due to the length of drug development cycles and governmental approved protocols associated with the pharmaceutical industry; and

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

Our immunotherapies are at various stages of research and development. Further development and extensive testing will be required to determine their technical feasibility and commercial viability. Our success will depend on our ability to achieve scientific and technological advances and to translate such advances into licensable, FDA-approvable, commercially competitive products on a timely basis. Immunotherapies and vaccines that we may develop are not likely to be commercially available until five to ten or more years. The proposed development schedules for our immunotherapies may be affected by a variety of factors, including technological difficulties, clinical trial failures, regulatory hurdles, competitive products, intellectual property challenges and/or changes in governmental regulation, many of which will not be within our control. Any delay in the development, introduction or marketing of our products could result either in such products being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives. In light of the long-term nature of our projects, the unproven technology involved and the other factors described elsewhere in “Risk Factors,” there can be no assurance that we will be able to successfully complete the development or marketing of any new products.

Our research and development expenses are subject to uncertainty.

Factors affecting our research and development expenses include, but are not limited to:

•	competition from companies that have substantially greater assets and financial resources than we have;

•	need for acceptance of our immunotherapies;

•	ability to anticipate and adapt to a competitive market and rapid technological developments;

•	amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

•	need to rely on multiple levels of outside funding due to the length of drug development cycles and governmental approved protocols associated with the pharmaceutical industry; and

•	dependence upon key personnel including key independent consultants and advisors.

We are subject to numerous risks inherent in conducting clinical trials.

We outsource the management of our clinical trials to third parties. Agreements with clinical investigators and medical institutions for clinical testing and with other third parties for data management services, place substantial responsibilities on these parties which, if unmet, could result in delays in, or termination of, our clinical trials. For example, if any of our clinical trial sites fail to comply with FDA-approved good clinical practices, we may be unable to use the data gathered at those sites. If these clinical investigators, medical institutions or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for or successfully commercialize agents such as ADXS-HPV. We are not certain that we will successfully recruit enough patients to complete our clinical trials nor that we will reach our primary endpoints. Delays in recruitment, lack of clinical benefit or unacceptable side effects would delay or prevent the initiation of the Phase 3 trials of ADXS-HPV.

We or our regulators may suspend or terminate our clinical trials for a number of reasons. We may voluntarily suspend or terminate our clinical trials if at any time we believe they present an unacceptable risk to the patients enrolled in our clinical trials or do not demonstrate clinical benefit. In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to the patients enrolled in our clinical trials.

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

Successful development of biopharmaceuticals is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Immunotherapies that appear promising in the early phases of development may fail to reach the market for several reasons including:

•	Preclinical study results that may show the immunotherapy to be less effective than desired (e.g., the study failed to meet its primary objectives) or to have harmful or problematic side effects;

•	Clinical study results that may show the immunotherapy to be less effective than expected (e.g., the study failed to meet its primary endpoint) or to have unacceptable side effects;

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

•	Manufacturing costs, formulation issues, pricing or reimbursement issues, or other factors that make the immunotherapy uneconomical; and

•	The proprietary rights of others and their competing products and technologies that may prevent the immunotherapy from being commercialized.

Success in preclinical and early clinical studies does not ensure that large-scale clinical studies will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. The length of time necessary to complete clinical studies and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly from one immunotherapy to the next, and may be difficult to predict.

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

The process of obtaining requisite FDA approval has historically been costly and time-consuming. Current FDA requirements for a new human biological product to be marketed in the U.S. include: (1) the successful conclusion of preclinical laboratory and animal tests, if appropriate, to gain preliminary information on the product’s safety; (2) filing with the FDA of an Investigational New Drug Application, which we refer to as an IND, to conduct human clinical trials for drugs or biologics; (3) the successful completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the investigational new drug for its recommended use; and (4) filing by a company and acceptance and approval by the FDA of a Biologic License Application, which we refer to as a BLA, for a biological investigational new drug, to allow commercial distribution of a biologic product. A delay in one or more of the procedural steps outlined above could be harmful to us in terms of getting our immunotherapies through clinical testing and to market.

We can provide no assurance that our investigational new drugs will obtain regulatory approval or that the results of clinical studies will be favorable.

In February 2006, we received permission from the appropriate governmental/regulatory agencies in Israel, Mexico and Serbia to conduct a Phase 1 clinical study of ADXS-HPV, our first Lm -LLO based immunotherapy targeting HPV16-E7 to determine safety and the maximum tolerated dose in patients with recurrent or refractory cervical cancer. The study was completed in the fiscal quarter ended January 31, 2008. The next step was to test ADXS-HPV in the U.S. which required the filing of an IND with the FDA. The filing included the required preclinical animal pharmacology and toxicology studies, manufacturing information, proposed clinical protocol and investigator information as well as the data generated from the Phase 1 study. Unlike the Phase 2 study patient population of late stage cervical cancer patients, the clinical protocol submitted in the IND proposed to evaluate the safety and efficacy of ADXS-HPV in healthy young patients with CIN 2/3, the pre-neoplastic stage of cervical cancer. On January 6, 2009 we received permission from the FDA to conduct the Phase 2 clinical trial and the trial was initiated in March 2010. However, even though we were allowed to initiate this trial, as with any investigational new drug under an IND, we are always at risk of a clinical hold. There can be delays in obtaining FDA or any other necessary regulatory approvals of any investigational new drug and failure to receive such approvals would have an adverse effect on the investigational new drug’s potential commercial success and on our business, prospects, financial condition and results of operations. In addition, it is possible that an approved product may be found to be ineffective or unsafe due to conditions or facts which arise after development has been completed and regulatory approvals have been obtained. In this event, we may be required to withdraw such product from the market. To the extent that our success will depend on any regulatory approvals from governmental authorities outside of the U.S. that perform roles similar to that of the FDA, uncertainties similar to those stated above will also exist.

We rely upon patents to protect our technology. We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technologies, including the Lm -LLO based immunotherapy platform technology, and the proprietary technology of others with whom we have entered into collaboration and licensing agreements.

As of January 9, 2012 we have 39 patents that have been issued and licenses for 39 patent applications that are pending (including the 23 patent applications obtained in May 2010 and 2 patent applications obtained in November 2011). We have licensed most of these patents and applications from Penn and we have obtained the rights to all future patent applications originating in the laboratories of Dr. Yvonne Paterson and Dr. Fred Frankel. Further, we rely on a combination of trade secrets and nondisclosure, and other contractual agreements and technical measures to protect our rights in the technology. We depend upon confidentiality agreements with our officers, employees, consultants, and subcontractors to maintain the proprietary nature of the technology. These measures may not afford us sufficient or complete protection, and others may independently develop technology similar to ours, otherwise avoid the confidentiality agreements, or produce patents that would materially and adversely affect our business, prospects, financial condition, and results of operations. Such competitive events, technologies and patents may limit our ability to raise funds, prevent other companies from collaborating with us, and in certain cases prevent us from further developing our technology due to third party patent blocking rights.

We are aware of Aduro Biotech, a company comprised in part of former Cerus and Anza (two former biotech companies) employees that is investigating Listeria vaccines. We believe that through our exclusive worldwide license with Penn we have the earliest known and dominant patent positions in the U.S. and rest of world for the use of recombinant Listeria monocytogenes expressing fusion proteins or tumor antigens as an immunotherapy for the treatment of infectious diseases and cancer. We successfully defended our intellectual property by contesting a challenge made by Anza to our patent position in Europe on a claim not available in the U.S. The European Patent Office, which we refer to as the EPO, Board of Appeals in Munich, Germany has ruled in favor of The Trustees of Penn and its exclusive licensee Advaxis and reversed a patent ruling that revoked a technology patent that had resulted from an opposition filed by Anza. The ruling of the EPO Board of Appeals is final and cannot be appealed. The granted claims, the subject matter of which was discovered by Dr. Yvonne Paterson, scientific founder of Advaxis, are directed to the method of preparation and composition of matter of recombinant bacteria expressing tumor antigens for treatment of patients with cancer. Based on searches of publicly available databases, we do not believe that Anza, Aduro or any other third party owns any published Listeria patents or has any issued patent claims that might materially and adversely affect our ability to operate our business as currently contemplated in the field of recombinant Listeria monocytogenes. Additionally, our proprietary position is that the issued patents and licenses for pending applications restricts anyone from using plasmid based Listeria constructs, or those that are bioengineered to deliver antigens fused to LLO, ActA, or fragments of LLO or ActA.

We are dependent upon our license agreement with Penn; if we fail to make payments due and owing to Penn under our license agreement, our business will be materially and adversely affected.

Pursuant to the terms of our Second and Third Amendment Agreements with Penn, as amended, we have acquired exclusive worldwide licenses for an additional 25 patent applications related to our proprietary Listeria vaccine technology. As of January 9, 2012, we owed Penn approximately $249,000 in patent expenses. We can provide no assurance that we will be able to make all payments due and owing thereunder, that such licenses will not be terminated or expire during critical periods, that we will be able to obtain licenses for other rights which may be important to us, or, if obtained, that such licenses will be obtained on commercially reasonable terms.

If we are unable to maintain and/or obtain licenses, we may have to develop alternatives to avoid infringing on the patents of others, potentially causing increased costs and delays in drug development and introduction or precluding the development, manufacture, or sale of planned products. Some of our licenses provide for limited periods of exclusivity that require minimum license fees and payments and/or may be extended only with the consent of the licensor. We can provide no assurance that we will be able to meet these minimum license fees in the future or that these third parties will grant extensions on any or all such licenses. This same restriction may be contained in licenses obtained in the future. Additionally, we can provide no assurance that the patents underlying any licenses will be valid and enforceable. To the extent any products developed by us are based on licensed technology, royalty payments on the licenses will reduce our gross profit from such product sales and may render the sales of such products uneconomical.

We have no manufacturing, sales, marketing or distribution capability and we must rely upon third parties for such.

We do not intend to create facilities to manufacture our products and therefore are dependent upon third parties to do so. We currently have agreements with Recipharm Cobra Biologics Limited, which we refer to as Recipharm Cobra, and Vibalogics GmbH for production of our immunotherapies for research and development and testing purposes. Our reliance on third parties for the manufacture of our drug substance, investigational new drugs and approved products creates a dependency that could severely disrupt our research and development, our clinical testing, and ultimately our sales and marketing efforts if the source of such supply proves to be unreliable or unavailable. If the contracted manufacturing source is unreliable or unavailable, we may not be able to manufacture clinical drug supplies of our immunotherapies, and our preclinical and clinical testing programs may not be able to move forward and our entire business plan could fail.

If we are unable to establish or manage strategic collaborations in the future, our revenue and drug development may be limited.

Our strategy includes eventual substantial reliance upon strategic collaborations for marketing and commercialization of ADXS-HPV, and we may rely even more on strategic collaborations for research, development, marketing and commercialization of our other immunotherapies. To date, we have not entered into any strategic collaborations with third parties capable of providing these services although we have been heavily reliant upon third party outsourcing for our clinical trials execution and production of drug supplies for use in clinical trials. In addition, we have not yet licensed, marketed or sold any of our immunotherapies or entered into successful collaborations for these services in order to ultimately commercialize our immunotherapies. Establishing strategic collaborations is difficult and time-consuming. Our discussion with potential collaborators may not lead to the establishment of collaborations on favorable terms, if at all. For example, potential collaborators may reject collaborations based upon their assessment of our financial, clinical, regulatory or intellectual property position. If we successfully establish new collaborations, these relationships may never result in the successful development or commercialization of our immunotherapies or the generation of sales revenue. To the extent that we enter into co-promotion or other collaborative arrangements, our product revenues are likely to be lower than if we directly marketed and sold any products that we may develop.

Management of our relationships with our collaborators will require:

•	significant time and effort from our management team;

•	coordination of our research and development programs with the research and development priorities of our collaborators; and

•	effective allocation of our resources to multiple projects.

If we continue to enter into research and development collaborations at the early phases of drug development, our success will in part depend on the performance of our corporate collaborators. We will not directly control the amount or timing of resources devoted by our corporate collaborators to activities related to our immunotherapies. Our corporate collaborators may not commit sufficient resources to our research and development programs or the commercialization, marketing or distribution of our immunotherapies. If any corporate collaborator fails to commit sufficient resources, our preclinical or clinical development programs related to this collaboration could be delayed or terminated. Also, our collaborators may pursue existing or other development-stage products or alternative technologies in preference to those being developed in collaboration with us. Finally, if we fail to make required milestone or royalty payments to our collaborators or to observe other obligations in our agreements with them, our collaborators may have the right to terminate those agreements.

We may incur substantial liabilities from any product liability claims if our insurance coverage for those claims is inadequate.

We face an inherent risk of product liability exposure related to the testing of our immunotherapies in human clinical trials, and will face an even greater risk if the approved products are sold commercially. An individual may bring a liability claim against us if one of the immunotherapies causes, or merely appears to have caused, an injury. If we cannot successfully defend ourselves against the product liability claim, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our immunotherapies;

•	damage to our reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	substantial monetary awards to patients or other claimants;

•	loss of revenues;

•	the inability to commercialize immunotherapies; and

•	increased difficulty in raising required additional funds in the private and public capital markets.

We have insurance coverage on our clinical trials for each clinical trial site. We do not have product liability insurance because we do not have products on the market. We currently are in the process of obtaining insurance coverage and to expand such coverage to include the sale of commercial products if marketing approval is obtained for any of our immunotherapies. However, insurance coverage is increasingly expensive and we may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.

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

As of January 9, 2012, we had 12 employees, all of which were full time employees. We do not intend to significantly expand our operations and staff unless we get adequate financing. If we receive such funding then our new employees may include key managerial, technical, financial, research and development and operations personnel who will not have been fully integrated into our operations. We will be required to expand our operational and financial systems significantly and to expand, train and manage our work force in order to manage the expansion of our operations. Our failure to fully integrate any new employees into our operations could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We are aware of certain investigational new drugs under development or approved products by competitors that are used for the prevention, diagnosis, or treatment of certain diseases we have targeted for drug development. Various companies are developing biopharmaceutical products that have the potential to directly compete with our immunotherapies even though their approach to may be different. The biotechnology and biopharmaceutical industries are highly competitive, and this competition comes from both biotechnology firms and from major pharmaceutical companies, including companies like: Aduro Biotech, Agenus Inc., Bionovo Inc., Bristol-Myers Squibb, Celgene Corporation, Celldex Therapeutics, Dendreon Corporation, Inovio Pharmaceutical Inc., Oncolytics Biotech Inc., Oncothyreon Inc., et al.

We believe that our immunotherapies under development and in clinical trials will address unmet medical needs in the treatment of cancer. Our competition will be determined in part by the potential indications for which drugs are developed and ultimately approved by regulatory authorities. Additionally, the timing of market introduction of some of our potential products or of competitors’ products may be an important competitive factor. Accordingly, the relative speed with which we can develop immunotherapies, complete preclinical testing, clinical trials and approval processes and supply commercial quantities to market is expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price and patent position.

Risks Related to the Securities Markets and Investments in our Common Stock

The price of our common stock may be volatile.

The trading price of our common stock may fluctuate substantially. The price of our common stock that will prevail in the market after the sale of the shares of common stock by a selling stockholder may be higher or lower than the price you have paid, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in our common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	actual or anticipated changes in our net loss or fluctuations in our operating results or in the expectations of securities analysts;

•	the issuance of new equity securities pursuant to a future offering, including issuances of preferred stock pursuant to the Series B purchase agreement, as amended;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our stock;

•	significant dilution caused by the anti-dilutive clauses in our financial agreements;

•	departures of key personnel;

•	changes in the regulatory status of our immunotherapies, including results of our clinical trials;

•	events affecting Penn or any future collaborators;

•	announcements of new products or technologies, commercial relationships or other events by us or our competitors;

•	regulatory developments in the U.S. and other countries;

•	failure of our common stock to be listed or quoted on the Nasdaq Stock Market, NYSE Amex Equities or other national market system;

•	changes in accounting principles; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

A regular trading market for our common stock may not be sustained in the future. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the Nasdaq Stock Market. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers. As such, investors and potential investors may find it difficult to obtain accurate stock price quotations, and holders of our common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

•	the issuance of new equity securities pursuant to a future offering, including issuances of preferred stock pursuant to the Series B purchase agreement, as amended;

•	changes in interest rates;

•	significant dilution caused by the anti-dilutive clauses in our financial agreements;

•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	variations in quarterly operating results;

•	change in financial estimates by securities analysts;

•	the depth and liquidity of the market for our common stock;

•	investor perceptions of our company and the technologies industries generally; and

•	general economic and other national conditions.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Exchange Act, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. For our third quarter 2009 and fiscal year ended October 31, 2009, we were unable to file our respective quarterly report on Form 10-Q and annual report on Form 10-K in a timely manner, but we were able to make the filings and cure our compliance deficiencies with the OTC Bulletin Board within the grace period allowed by the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may not be able to deliver a tranche notice to Optimus under the Series B purchase agreement.

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

Our internal control over financial reporting and our disclosure controls and procedures have been ineffective in the past. We have taken steps to improve our disclosure controls and procedures and our internal control over financial reporting, and as of October 31, 2011, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures and internal control over financial reporting were effective. However, there is no assurance that our disclosure controls and procedures will remain effective or that there will be no material weaknesses in our internal control over financial reporting in the future. Additionally, as a result of the historical material weaknesses in our internal control over financial reporting and the historical ineffectiveness of our disclosure controls and procedures, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Our executive officers and directors can exert significant influence over us and may make decisions that do not always coincide with the interests of other stockholders.

As of January 9, 2012, our officers and directors and their affiliates, in the aggregate, beneficially own approximately 12.4% of the outstanding shares of our common stock. As a result, such persons, acting together, have the ability to substantially influence all matters submitted to our stockholders for approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of our assets, an increase in the number of shares authorized for issuance under our stock option plans, and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other stockholders.

Sales of additional equity securities may adversely affect the market price of our common stock and your rights in us may be reduced.

We expect to continue to incur drug development and selling, general and administrative costs, and to satisfy our funding requirements, we will need to sell additional equity securities, which may be subject to registration rights and warrants with anti-dilutive protective provisions. The sale or the proposed sale of substantial amounts of our common stock in the public markets may adversely affect the market price of our common stock and our stock price may decline substantially. Our stockholders may experience substantial dilution and a reduction in the price that they are able to obtain upon sale of their shares. Also, new equity securities issued may have greater rights, preferences or privileges than our existing common stock.

 Additional authorized shares of common stock available for issuance may adversely affect the market.

We are authorized to issue 500,000,000 shares of our common stock. As of January 9, 2012, we had 269,425,632 shares of our common stock issued and outstanding, excluding shares issuable upon exercise of our outstanding warrants, options and convertible promissory notes. As of January 9, 2012, we had outstanding options to purchase 44,857,424 shares of our common stock at a weighted average exercise price of approximately $0.16 per share and outstanding warrants to purchase 119,317,738 shares of our common stock (excluding Optimus warrants in the amount of 25,560,000), with exercise prices ranging from $0.15 to $0.29 per share. To the extent the shares of common stock are issued, options and warrants are exercised or convertible promissory notes are converted, holders of our common stock will experience dilution. In addition, in the event of any future financing of equity securities or securities convertible into or exchangeable for, common stock, holders of our common stock may experience dilution. Moreover, the above-mentioned warrants to purchase our common stock are subject to “full ratchet” anti-dilution protection upon certain equity issuances below $0.15 per share (as may be further adjusted).

We have a limited number of authorized shares of common stock available for issuance, and if our stockholders do not approve an increase in the authorized number of shares of our common stock we may be unable to raise significant additional common equity capital beyond the recent December 2011 offering.

As of January 9, 2012, following the recent December 2011 offering, we had 500,000,000 authorized shares of common stock, of which 486,728,991 shares of common stock were issued and outstanding on a fully diluted basis. Thus, we have a limited number of shares of common stock available for future issuance. The limited availability of shares of common stock may hinder our ability to raise capital through the issuance of common stock or securities convertible into or exchangeable or exercisable for common stock, if the need should so arise. If we need to increase the number of our authorized shares of common stock, then under applicable Delaware law and the provisions of our certificate of incorporation, such an increase will require the approval of the holders of a majority of our issued and outstanding shares of common stock. No assurance can be provided that we would be able to obtain the requisite vote to increase the number of our authorized shares of common stock. A failure to increase our authorized share capital when needed would adversely affect our ability to raise additional capital and therefore could materially and adversely affect our financial condition, liquidity and prospects.

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

Item 2. Properties .

Our corporate offices are currently located at 305 College Road East, Princeton, New Jersey 08540. On April 1, 2011, we entered into a Sublease Agreement for such office, which is a 9143 square foot leased facility in Princeton, NJ approximately 12 miles south of our prior location. The agreement is for a period of approximately twenty months at the rate of approximately $15,600 per month plus utilities. Utility costs are estimated to be $7,200 per month and are capped at approximately $10,700 per month. The agreement required an initial payment of approximately $54,000 prior to entering the new facility, which we have paid. As an inducement to enter into the agreement, the company received an abatement through July 31, 2011. The agreement has a termination date of November 29, 2012 and we are in discussions with building owner for lease terms beyond this date.

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

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low

First Quarter (November 1-January 31)	$0.16	$0.11	$0.19	$0.02
Second Quarter (February 1- April 30)	$0.22	$0.11	$0.26	$0.12
Third Quarter (May 1 - July 31)	$0.25	$0.14	$0.25	$0.17
Fourth Quarter (August 1 - October 31)	$0.17	$0.13	$0.19	$0.10

As of January 9, 2012, there were approximately 85 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record. Based on information available to us, we believe there are approximately 3,500 beneficial owners of our shares of our common stock in addition to the stockholders of record.

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

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans at October 31, 2011:

Plan category	Number of shares of common stock to be issued on exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the previous columns)
Equity compensation plans approved by security holders	27,317,424	$0.16	358,101

Equity compensation plans not approved by security holders	-	$-	-

Total	27,317,424	$0.16	358,101

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

Overview

Advaxis is a development stage biotechnology company with the intent to develop safe and effective immunotherapies for cancer and infectious diseases. These immunotherapies are based on a platform technology under exclusive worldwide license from Penn that utilizes live attenuated Listeria monocytogenes bioengineered to secrete antigen/adjuvant fusion proteins. These Lm -LLO strains use a fragment of the protein listeriolysin (LLO), fused to a tumor associated antigen (TAA) or other antigen of interest. We believe these Lm -LLO agents redirect the potent immune response to Lm which are inherent in humans, to the TAA or antigen of interest. The immune response to a live, metabolically competent pathogen is much more complex than the response to a synthetic or organic molecule and may enable a more comprehensive therapeutic outcome than current treatment modalities. We believe this to be a broadly enabling platform technology that can be applied to the treatment of many types of cancers and infectious diseases.

We have no customers. Since our inception in 2002, we have focused our development efforts on understanding our technology and establishing a drug development pipeline that incorporates this technology into therapeutic immunotherapies (currently those targeting HPV-associated diseases (CIN 2/3, cervical cancer, head and neck cancer), prostate cancer, and HER2 expressing cancers (breast, gastric, bladder, brain, pancreatic and ovarian cancers). Although no immunotherapies have been commercialized to date, research and development and investment continues to be placed behind the pipeline and the advancement of this technology. Pipeline development and the further exploration of the technology for advancement entail risk and expense. We anticipate that our ongoing operational costs will increase significantly as we continue conducting our clinical development program.

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

Plan of Operations

If we are successful in our financing plans we intend to use the majority of the proceeds to complete our two Phase 2 clinical trials of ADXS-HPV, our first Lm -LLO based immunotherapy targeting diseases associated with the Human Papilloma Virus, which we refer to as HPV. One trial is a 120 patient study in the U.S. in CIN 2/3, and the other trial is a 110 patient study in India in recurrent or refractory cervical cancer. We also anticipate using the funds to further our preclinical and clinical research and development efforts in developing immunotherapies in prostate cancer, HER2 expressing cancers (such as breast, gastric, bladder, brain , pancreatic and ovarian cancer) and for general and administrative activities.

During the next 24 months, our strategic focus will be to achieve the following goals and objectives:

•	Complete our two Phase 2 clinical studies of ADXS-HPV in the treatment of CIN 2/3 and recurrent or refractory cervical cancer;

•
Begin and continue an additional Phase 2 clinical trial of ADXS-HPV in the treatment of advanced cervical cancer with the Gynecologic Oncology Group, which we refer to as the GOG, largely underwritten by the NCI;

•	Continue to focus on our collaboration with the CRUK to carry out our Phase 1/2 clinical trial of ADXS-HPV in the treatment of head and neck cancer entirely underwritten by the CRUK;

•
To support our Collaborative Research and Development Agreement with the NCI to understand the mechanisms of action of Lm -LLO based immunotherapies, to develop new constructs, and to advance them to clinical testing;

•	Continue to further our structured collaboration with the University of British Columbia on innovative uses of Listeria constructs in infectious disease, parasitical disease and neonatal immunity;

•	Continue to focus on our collaboration with the School of Veterinary Medicine at Penn to carry out our Phase 1 clinical trial of ADXS-HER2 in canine osteosarcoma;

•	Continue to develop strategic and development collaborations with academic laboratories and potential commercial partners;

•	Continue the development work necessary to bring ADXS-PSA for the treatment of prostate cancer into clinical trials, and initiate that trial provided that funding is available;

•
Continue the development work necessary to bring ADXS-HER2 for the treatment of HER2 expressing cancers (such as breast, gastric, bladder, brain, pancreatic and ovarian cancer) into clinical trials, and initiate these trials when and if funding is available; and

•	Continue the preclinical development of other immunotherapies, as well as continue research to expand our technology platform.

Our projected annual staff, overhead, laboratory and nonclinical expenses are estimated to be approximately $4.1 million starting in fiscal year beginning November 1, 2011. The cost of our Phase 2 clinical studies in therapeutic treatment of CIN 2/3 and recurrent and refractory cervical cancer is estimated to be approximately $11.2 million over the estimated 30 month period of the trial. While approximately $6 million has already been paid towards these costs, we must raise additional funds in order to complete the Phase 2 trials. If we can raise additional funds we intend to commence the clinical work in prostate cancer and a HER2 expressing cancer in 2012. The timing and estimated costs of these projects are difficult to predict.

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

We anticipate that our research and development expenses will increase significantly as a result of our expanded development and commercialization efforts related to clinical trials, drug development, and development of strategic and other relationships required ultimately for the licensing, manufacture and distribution of our immunotherapies. We regard to three of our immunotherapies as major research and development projects. The timing, costs and uncertainties of those projects are as follows:

ADXS-HPV - Phase 2 CIN 2/3 Trial Summary Information (U.S.: target enrollment: 120 Patients)

The ADXS-HPV CIN 2/3 study is a randomized, single blind, placebo controlled Phase 2 dose-ranging study designed to assess the safety and efficacy of ADXS-HPV in up to 3 different dose cohorts:

•	Cost incurred through October 31, 2011: approximately $4.2 million.

•	Estimated future clinical costs: approximately $3.2 million.

•
Anticipated Timing: commenced in March 2010 (with patient dosing having commenced in June 2010); reporting of low dose cohort in early 2012, mid dose cohort is actively enrolling; completion August 2012 or beyond. High dose cohort should start recruiting in April, 2012, completion in February-March, 2013.

Uncertainties:

•	The FDA (or relevant foreign regulatory authority) may place the project on clinical hold or stop the project;

•	One or more serious adverse events in otherwise healthy patients enrolled in the trial;

•	Lack of clinical benefit;

•	Difficulty in recruiting patients;

•	Delays in the program;

•	Material cash flows; and

•
Anticipated Timing: 2012/2013 and dependent upon completion and results from each dose cohort adequate fund raising, entering a licensing deal or pursuant to a marketing collaboration subject to regulatory approval to market and sell the product.

ADXS-HPV - Phase 2 Cervical Cancer Trial Summary Information (India: target enrollment: 110 Patients)

The ADXS-HPV cervical cancer trial in India is a Phase 2 study of ADXS-HPV +/- Cisplatin in patients with recurrent or refractory cervical cancer that has failed previous treatment:

•	Cost incurred through October 31, 2011: approximately $2.0 million.

•	Estimated future clinical costs: approximately $2.8 million.

•	Anticipated Timing: commenced in November 2010; reporting of preliminary survival data beginning in January 2012, completion 2012 or beyond..

Additional Uncertainties:

•	One or more serious adverse events in these advanced cancer patients enrolled in the trial.

•	Lack of clinical benefit;

ADXS-HPV - Phase 2 Cervical Cancer Trial Summary Information (U.S. GOG/NCI: target enrollment: 67 Patients)

The ADXS-HPV cervical cancer trial in the US is a randomized, active therapy controlled Phase 2 study to assess the safety and efficacy of ADXS-HPV +/- cisplatin as second line therapy for the treatment of recurrent or refractory cervical cancer that has not responded to previous treatment:

•	Cost incurred through October 31, 2011: Minimal.

•	Estimated future clinical costs: $500,000 (NCI underwriting costs of $4.0 million to $5.0 million).

•	Anticipated Timing: commenced September 2011 and open to enrollment; 1st patient dosed on January 9, 2012; completion 2013 and beyond.

Additional Uncertainties:

•	Unknown timing in recruiting patients and conducting the study based on GOG/NCI controlled study; and

•	Delays in the program.

•	One or more serious adverse events in these advanced cancer patients enrolled in the trial.

•	Lack of clinical benefit;

ADXS-HPV - Phase 2 Cancer of the Head and Neck Trial Summary Information (U.K. CRUK: target enrollment: 45 Patients)

The ADXS-HPV head and neck cancer trial is a Phase 1/2 dose escalation trial of ADXS-HPV in patients with head & neck cancer:

•	Cost incurred through October 31, 2011: Minimal.

•	Estimated future clinical costs: approximately $50,000 (CRUK to underwrite costs of $3.0 million to $4.0 million).

•	Anticipated Timing: The CRUK is funding a study of up to 45 patients at 3 UK sites that we expect will commence in early 2012.

Additional Uncertainties:

•	Unknown timing in recruiting patients and conducting the study based on CRUK controlling the study;

•	Delays in the program;

•	One or more serious adverse events in these advanced patients enrolled in the trial; and

•	Lack of clinical benefit.

ADXS-HER2 Phase 1/2 Trial Summary Information (Canine Osterosarcoma: target enrollment: 9-18 dogs)

The ADXS-HER2 canine osteosarcoma trial is a Phase 1 study to evaluate the safety of ADXS-HER2 for the treatment of osteosarcoma in dogs:

•	Cost incurred through October 31, 2011: Minimal.

•	Estimated future costs: approximately $500,000.

•	Anticipated Timing: to be determined.

Additional Uncertainties:

•	Unknown timing in recruiting dogs and conducting the study based on Penn controlling the study;

•	Delays in the program;

•	One or more serious adverse events in these dogs enrolled in the trial; and

•	Lack of clinical benefit.

ADXS-PSA - GMP Production and Phase 1/2 Trial Summary Information (Prostate Cancer: target enrollment: 20-35 Patients)

ADXS-PSA is a Lm -LLO based immunotherapy that is designed to target PSA and intended for the treatment of castration resistant prostate cancer:

•	Cost incurred through October 31, 2011: Minimal.

•	Estimated future costs: approximately $3.5 million.

•	Anticipated Timing: to be determined.

Additional Uncertainties:

•	FDA (or foreign regulatory authority) may not approve the study.

ADXS-HER2 - GMP Production and Phase 1/2 Trial Summary Information (HER2 Expressing Cancer: target enrollment: 15-35 Patients)

ADXS-HER2 is a Lm -LLO based immunotherapy that is designed to target the HER2 antigen and intended for the treatment of HER2 expressing cancers (breast, gastric, bladder, brain, pancreatic and ovarian):

•	Cost incurred through October 31, 2011: Minimal.

•	Estimated future costs: to be determined.

•	Anticipated Timing: to be determined.

Additional Uncertainties:

•	FDA (or foreign regulatory authority) may not approve the study.

Results of Operations

Fiscal Year 2011 Compared to Fiscal Year 2010

Revenue

We recorded no revenue for the year ended October 31, 2011 as compared with $508,481 in grant revenue for the same period a year ago resulting from multiple grants received by the Company to support research related to our Lm -LLO based immunotherapies (i.e. – constructs, delivery)

Research and Development Expenses

Research and development expenses increased by approximately $3,175,000 to approximately $8,079,000 for the fiscal year ended October 31, 2011 as compared with approximately $4,904,000 for the same period a year ago. This is mostly attributable to clinical trial expenses, which increased significantly in the current fiscal year due to our clinical trial activity in the United States and India, initiated during the first fiscal quarter of 2010. In addition, overall compensation expense was higher in the current year resulting from additional employees, increased stock-based compensation and increases in salaries and bonus. Lastly, research and development expenses increased in the current year due to higher general and due diligence costs associated with our intangible assets (patents).

We anticipate a significant increase in research and development expenses as a result of expanded development and commercialization efforts primarily related to clinical trials and product development. In addition, expenses will be incurred in the development of strategic and other relationships required to license manufacture and distribute our product candidates.

General and Administrative Expenses

General and administrative expenses increased by approximately $1,410,000 or 40%, to approximately $4,940,000 for the fiscal year ended October 31, 2011 as compared with approximately $3,530,000 for the same period a year ago. This was the result of higher legal, professional and other consulting fees in the current fiscal year as compared with the same period a year ago primarily due to the sale of convertible debt instruments. Overall compensation expense was also higher in the current fiscal year resulting from bonuses paid to employees. Additionally, office and related expenses increased in the current fiscal year resulting from the relocation of our operations to Princeton, NJ in April 2011. Lastly, we recorded non-cash expense related to the issuance of warrants to investors and our chief executive officer.

Interest Expense

In the fiscal year ended October 31, 2011, net interest expense increased by approximately $884,000 to approximately $4,699,000 compared to approximately $3,815,000 for the same period a year ago, primarily due to the sale of convertible promissory notes in May 2011 in addition to bridge notes sold during the fiscal year ended October 31, 2011. Additionally, the debt discounts related to the original fair values of both warrants and embedded derivatives are amortized to interest expense over the life of the short-term convertible promissory notes.

 Other Expense/ Income

Interest income decreased to $0 for the fiscal year ended October 31, 2011 as compared to approximately $80,000 in the same period a year ago.  We record all interest earned on Optimus promissory notes to equity in accordance with ASC 505 10-45.  The Optimus promissory notes are classified in the equity section of the balance sheet as a promissory note receivable.

Other expense increased to approximately $46,000 for the fiscal year ended October 31, 2011 as compared to $0 in the same period a year ago as a result of changes in foreign exchange rates relating to transactions with certain vendors.

Gain on Note Retirement

For the fiscal year ended October 31, 2011, we recorded a charge to income of approximately $462,000 primarily due to the exchange by an investor of 2007 warrants that contained anti-dilution provisions, for a larger number of warrants with no anti-dilution provisions.  In the period a year ago, we recorded a gain of approximately $124,000 resulting from the elimination of embedded conversion features associated with bridge notes that were repaid.

Write-off of Intangible Assets

In the fiscal year ended October 31, 2011, the Company wrote off approximately $33,000 in capitalized patent costs related to four patent applications that had either expired or been abandoned.

Changes in Fair Values

The change in fair value of the common stock warrant liability and embedded derivative liability increased income by approximately $9.8 million for the fiscal year ended October 31, 2011 compared to approximately $446,000 in the same period a year ago. During the current fiscal year, we recorded income as the fair value of its warrant and embedded derivative liability decreased primarily due to declines in the underlying stock price (and therefore decreases in the corresponding warrant liability and embedded derivative liability) from share prices as high as $0.21, at April 30, 2011, to share prices as low as $0.14 at October 31, 2011. In addition, the number of warrants increased in the current fiscal year, increasing the income recorded due to changes in fair value from decreases in the underlying stock price.

For the first nine months of the fiscal year ended October 31, 2010, the Black-Scholes-Merton (BSM) values associated with these warrants and embedded derivatives increased resulting from the increase in the price of our common stock, from $0.135 at October 31, 2009 to $0.17 at July 31, 2010. However, from July 31 to October 31, 2010, the number of outstanding warrants increased due to a decrease in their exercise price (resulting from a “ratchet” in September 2010). In addition, the BSM values decreased due to a decline in the price of our common stock, and as a result we recorded some income for the full fiscal year.

Potential future increases or decreases in our stock price will result in increased or decreased warrant and embedded derivative liabilities, respectively, on our balance sheet and therefore increased expenses being recognized in our statement of operations in future periods.

Income Tax Benefit

In the fiscal year ended October 31, 2011, the Company recorded an income tax benefit of approximately $379,000 in income, due to the receipt of a Net Operating Loss (" NOL") tax credit from the State of New Jersey tax program compared to approximately $279,000 in NOL tax credits received from the State of New Jersey tax program in the year ended October 31, 2010.

Liquidity and Capital Resources

Since our inception through October 31, 2011, the Company has reported accumulated net losses of approximately $35.5 million and recurring negative cash flows from operations. We anticipate that we will continue to generate significant losses from operations for the foreseeable future.

Cash used in operating activities, for the year ended October 31, 2011, was approximately $9.0 million, primarily as a result of the following: increased R&D spending on clinical trials and higher general and administrative spending.

Cash used in investing activities, for the year ended October 31, 2011, was approximately $296,000 resulting from legal cost spending in support of our intangible assets (patents) and costs paid to the University of Pennsylvania for patents.

Cash provided by financing activities, for the year ended October 31, 2011, was approximately $10.3 million, primarily consisting of net proceeds received from the sale of convertible promissory notes ($7.9 million), the sale of preferred stock ($1.3 million) and the exercise of warrants ($1.1 million).

Our limited capital resources and operations to date have been funded primarily with the proceeds from public, private equity and debt financings, NOL tax sales and income earned on investments and grants. We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future, due to the substantial investment in research and development. As of October 31, 2011 and October 31, 2010 we had an accumulated deficit of $35,531,740 and $27,416,000, respectively and shareholders’ deficiency of $12,279,713 and $14,802,631, respectively.

During May 2011, we sold approximately $7.1 million of convertible promissory notes for a net purchase price of approximately $6.0 million and received cash from warrant exercises in the amount of approximately $350,000. During October 2011, we sold approximately $2.3 million of convertible promissory notes for a net purchase price of approximately $2.0 million. This cash was used to reduce overdue payables and finance day to day operations.

During January 2012, we closed on the sale of approximately $1.2 million of convertible promissory notes for a net purchase price of approximately $1.0 million. This cash will be used to reduce overdue payables and finance day to day operations.

Based on our available cash of approximately $1.5 million on January 24, 2012, we do not have adequate cash on hand to cover our anticipated expenses for the next 12 months. If we fail to raise a significant amount of capital, we may need to significantly curtail or cease operations in the near future. These conditions have caused our auditors to raise substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent public accounting firm relating to our financial statements for the year ended October 31, 2011 includes a going concern explanatory paragraph.

Our business will require substantial additional investment that we have not yet secured, and our failure to raise capital and/or pursue partnering opportunities will materially adversely affect our business, financial condition and results of operations. We expect to spend substantial additional sums on the continued administration and research and development of proprietary products and technologies, including conducting clinical trials for our immunotherapies, with no certainty that our immunotherapies will become commercially viable or profitable as a result of these expenditures. Further, we will not have sufficient resources to develop fully any new immunotherapies or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new partners. We cannot be assured that financing will be available at all. Any additional investments or resources required would be approached, to the extent appropriate in the circumstances, in an incremental fashion to attempt to cause minimal disruption or dilution. Any additional capital raised through the sale of equity or convertible debt securities will result in dilution to our existing stockholders. However, no assurances can be given that we will be able to achieve these goals or that we will be able to continue as a going concern.

We are pursuing additional investments, grants, partnerships as well as collaborations and exploring other financing options, with the objective of minimizing dilution and disruption.

Pursuant to the Series B purchase agreement, as amended, Optimus has agreed to purchase, upon the terms and subject to the conditions set forth therein and described below, up to $7.5 million of our newly authorized, non-convertible, redeemable Series B preferred stock at a price of $10,000 per share, of which $2.84 million of Series B preferred stock remains available for purchase. Under the terms of the Series B purchase agreement, as amended, we may from time to time until July 19, 2013, present Optimus with a notice to purchase a specified amount of Series B preferred stock. Subject to satisfaction of certain closing conditions, Optimus is obligated to purchase such shares of Series B preferred stock on the 10th trading day after the date of the notice. We will determine, in our sole discretion, the timing and amount of Series B preferred stock to be purchased by Optimus, and may sell such shares in multiple tranches. Optimus will not be obligated to purchase the Series B preferred stock upon our notice (i) in the event the closing price of our common stock during the nine trading days following delivery of our notice falls below 75% of the closing price on the trading day prior to the date such notice is delivered to Optimus or (ii) to the extent such purchase would result in Optimus and its affiliates beneficially owning more than 9.99% of our outstanding common stock.

As of October 31, 2011, we had issued and sold 466 shares of Series B preferred stock to Optimus pursuant to the terms of the Series B purchase agreement, as amended. We received net proceeds of approximately $4.19 million from this transaction. The aggregate purchase price for the Series B preferred stock was $4.66 million. As of October 31, 2011, under the terms of the Series B purchase agreement, as amended, Optimus remained obligated, from time to time until July 19, 2013, to purchase up to an additional 284 shares of Series B preferred stock at a purchase price of $10,000 per share upon notice from us to Optimus, if certain conditions set forth in the Series B purchase agreement, as amended, are satisfied.

On December 30, 2010, immediately following the closing of the sale of 72 shares of Series B preferred stock to Optimus pursuant to the terms of the Series B purchase agreement, we redeemed 226 shares of Series B Preferred Stock held by Optimus for an aggregate redemption price of $3,141,004 consisting of (i) cash in an amount of $76,622 and (ii) the cancellation of certain promissory notes issued by an affiliate of Optimus to us in the aggregate amount of $3,064,382.  We redeemed the shares of Series B Preferred Stock , at a price per share equal to 136% of the Liquidation Value (defined as the original price per share plus all accrued dividends thereon) since the redemption was prior to the first anniversary of the issuance date, as stated in the Series B purchase agreement.

In connection with the Series B preferred equity financing, an affiliate of Optimus was granted on July 19, 2010 a warrant to purchase up to 40,500,000 shares of our common stock at an exercise price of $0.25 to be adjusted in connection with the draw down of each tranche. As permitted by the terms of such warrant, the aggregate exercise price of $6,291,000 received by us as of October 31, 2011 is payable pursuant to four year full recourse promissory notes each bearing interest at the rate of 2% per year.

On September 24, 2009, we entered into a preferred stock purchase agreement with Optimus, which we refer to as the Series A purchase agreement, pursuant to which Optimus agreed to purchase, upon the terms and subject to the conditions set forth therein, up to $5.0 million of Series A preferred stock at a price of $10,000 per share. As of May 13, 2010, all 500 shares of Series A preferred stock were issued and sold to Optimus. On July 19, 2010, we issued 500 shares of Series B preferred stock to Optimus, which we refer to as the Series B exchange shares, in exchange for the 500 shares of Series A preferred stock so that all shares of our preferred stock held or subsequently purchased by Optimus under the Series B purchase agreement, as amended, would be redeemable upon substantially identical terms. In connection with the Series A preferred equity financing, an affiliate of Optimus was granted on September 24, 2009 a warrant to purchase up to 33,750,000 shares of our common stock at an exercise price of $0.20 to be adjusted in connection with the draw down of each tranche. On January 11, 2010, the draw down date of the first tranche, the affiliate of Optimus exercised a portion of the warrant to purchase 11,563,000 shares of common stock at an adjusted exercise price of $0.17 per share. On March 29, 2010, the draw down date of the second tranche, the affiliate of Optimus exercised a portion of the warrant to purchase 14,580,000 shares of common stock at an exercise price of $0.20 per share. On May 13, 2010, the draw down date of the final tranche, the affiliate of Optimus exercised the remainder of the warrant to purchase 7,607,000 shares of common stock at an adjusted exercise price of $0.18 per share. In each case, we agreed with Optimus and its affiliate to waive certain terms and conditions in the Series A purchase agreement and the warrant in order to permit the affiliate of Optimus to exercise the warrant at such adjusted exercise prices prior to the closing of the purchase of the Series A preferred stock and acquire beneficial ownership of more than 4.99% of our common stock on the date of each exercise. As permitted by the terms of such warrant, the aggregate exercise prices of $1,965,710, $2,916,000 and $1,369,260 for the first tranche, second tranche and final tranche, respectively, received by us is payable pursuant to three separate four year full recourse promissory notes each bearing interest at the rate of 2% per year. In addition, in connection with the draw down of the final tranche, we issued an additional warrant to an affiliate of Optimus to purchase up to 2,818,000 shares of common stock at an exercise price of $0.18 per share, subject to customary anti-dilution adjustments (the exercise price of which may also be paid at the option of the affiliate of Optimus in cash or by its issuance of a promissory note on the same terms as the foregoing promissory notes). The foregoing promissory notes are not due or payable at any time that (a) we are in default of under the Series A preferred stock purchase agreement, any loan agreement or other material agreement or (b) there are any Series B exchange shares issued or outstanding.

On June 18, 2009, we completed the senior bridge financing. The senior bridge financing was a private placement with certain accredited investors pursuant to which we issued (i) senior bridge notes in the aggregate principal face amount of $1,131,353, for an aggregate net purchase price of $961,650 and (ii) senior bridge warrants to purchase 2,404,125 shares of our common stock at an exercise price of $0.20 per share (prior to giving effect to anti-dilution adjustments which have subsequently reduced the exercise price to $0.15 per share), subject to adjustments upon the occurrence of certain events. Each of the senior bridge notes were issued with an original issue discount of 15% and were convertible into shares of our common stock in certain circumstances. The senior bridge notes had an initial maturity date of December 31, 2009. We have agreed to issue additional consideration, including warrants to senior bridge note holders, all of whom agreed to extend the maturity period beyond December 31, 2009. In August 2011, we issued 768,633 shares of common stock to the last remaining senior bridge note holder in full satisfaction of his senior bridge note. As of October 31, 2011, no senior bridge notes remained outstanding.

For the year ending October 31, 2011, we issued to certain accredited investors (i) junior bridge notes in the aggregate principal face amount of approximately $1,887,000 (including note exchanges which resulted in additional interest of approximately $25,000) for an aggregate net purchase price of approximately $1,670,000 and (ii) warrants to purchase 7,305,790 shares of our common stock (including additional warrants issued as a result of note exchanges), which we refer to as junior bridge warrants, at original exercise prices ranging from $0.15 to $0.17 per share, subject to adjustments upon the occurrence of certain events. These junior bridge notes were issued with original issue discounts ranging from 5% to 18% and are convertible into shares of our common stock. These junior bridge notes mature on or before May 31, 2012.

For the year ending October 31, 2011, we repaid a total of approximately $530,000 in principal value of junior bridge notes and converted approximately 1.3 million in principal value of junior bridge notes into approximately 8,652,737 shares of our common stock. At October 31, 2011, approximately $756,000 in principal value of junior bridge notes remained outstanding and is classified as a current liability on the balance sheet. The indebtedness represented by these junior bridge notes is expressly subordinate to our currently outstanding senior secured indebtedness (however, no senior bridge notes are outstanding as of October 31, 2011).

As a result of anti-dilution protection provisions contained in certain of our outstanding warrants, we (i) reduced the exercise price from $0.20 to $0.17 per share in January 2010 and further reduced the exercise price from $0.17 to $0.15 per share in September 2010 with respect to substantially all the warrants to purchase shares of our common stock and (ii) correspondingly adjusted the amount of warrant shares issuable such that approximately 11.4 million additional warrant shares are issuable related to the January 2010 repricing and approximately 10.4 million additional warrant shares are issuable related to the September 2010 repricing. As of October 31, 2011, approximately 108 million warrant shares are currently exercisable at $0.15 per share.

On September 22, 2008 we entered into a note purchase agreement with our Chief Executive Officer, Thomas A. Moore, pursuant to which we agreed to sell to Mr. Moore, from time to time, Moore Notes, which we refer to as the Moore Agreement. The Moore Notes have been amended from time to time. During 2010, we agreed to amend the terms of the Moore Notes such that Mr. Moore may elect, at his option, to receive accumulated interest thereon (of which we paid $130,000 on March 17, 2010) and that we will begin to make installment payments on the outstanding principal beginning on April 15, 2010 (of which $250,000 was paid during the year ended October 31, 2010); provided, however, that the balance of the principal will be repaid in full as a result of either (i) consummation of our next equity financing resulting in gross proceeds to the company of at least $6.0 million or (ii) default by the company as defined under the terms of the Moore Agreement. Additionally, we agreed to retain $200,000 of the repayment amount for investment in our next equity financing (Mr. Moore exchanged debt with the principal amount of $200,000 into 1,176,471 shares of our common stock in May 2010).

In connection with a loan made by Mr. Moore to the company in the amount of $230,000, we agreed to amend and restate the terms of the Moore Notes on March 17, 2011 to increase the principal amount by $230,000. Under the terms of the amended and restated Moore Notes: (i) the maturity date is the earlier of (x) the date of consummation of an equity financing by us in an amount of $6.0 million or more and (y) the occurrence of any event of default as defined in the Moore Notes, (ii) Mr. Moore may elect, at his option, to receive accumulated interest thereon on or after April 15, 2011 (which amounted to approximately $91,000), (iii) we will make monthly installment payments of $100,000 on the outstanding principal amount beginning on June 15, 2011, and (iv) we may retain, at the option of Mr. Moore, $200,000 of the repayment amount for investment in our next equity financing.

For the fiscal year ended October 31, 2011, Mr. Moore loaned the Company an aggregate of $295,000 under the terms of the amended and restated Moore Notes as described above. In addition, Mr. Moore acquired a convertible promissory note in the offering completed in October 2011 in exchange for the cancellation of $400,000 of outstanding indebtedness owed by us to Mr. Moore, under the Moore Notes.

The Moore Notes bear interest at a rate of 12% per annum and may be prepaid in whole or in part at our option without penalty at any time prior to maturity.

For the fiscal year ended October 31, 2011, we paid Mr. Moore $200,000 in principal and approximately $5,500 in interest. As of October 31, 2011, we were not in default under the terms of the Moore Agreement. As of October 31, 2011, we owed Mr. Moore approximately $273,000 in principal and approximately $135,000 in accrued interest under the Moore Notes.

We received approximately $379,000 from selling our 2009 NOL on February 4, 2011. We have received notification from the State of New Jersey that we are eligible to sell approximately $408,000 in NOLs related to our 2010 fiscal year.

Off-Balance Sheet Arrangements

As of October 31, 2011, we had no off-balance sheet arrangements. There were no changes in significant contractual obligations during the year ended October 31, 2011.

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

Warrants

Warrants were issued in connection with the equity financings completed in October 2007, the sale of preferred stock, and our short-term convertible promissory notes  issued from June 2009 through October 2011. At October 31, 2011, we estimated the fair value of the outstanding instruments using the Black-Scholes-Merton valuation model (BSM Model), which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining term and the closing price of our common stock. For those warrants with anti-dilution provisions, the Company utilized multiple BSM values in order to estimate fair value.  Changes in assumptions used to estimate the fair value of these derivative instruments could result in a material change in the fair value of the instruments. We believe the assumptions used to estimate the fair values of the warrants are reasonable.

As of October 31, 2011, we had outstanding warrants to purchase 137,841,857 shares of our common stock (adjusted for anti-dilution provisions to-date) including approximately 133 million warrants with an exercise price of $0.15 per share.  These warrants include 25,560,000 warrants owned by Optimus as part of the Series B purchase agreement.

Embedded Conversion Feature

Substantially all of our convertible promissory notes contain embedded conversion features.  At October 31, 2011, we estimated the fair value of these embedded conversion features using the Black-Scholes-Merton valuation model (BSM Model), which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining term of the notes and closing price of our common stock.  These embedded conversion features are recorded as liabilities on the balance sheet.  Changes in assumptions used to estimate the fair value of these derivative instruments could result in a material change in the fair value of the instruments.  We believe that the assumptions used to estimate the fair values of the embedded conversion features are reasonable.

New Accounting Pronouncements

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

Changes in Internal Control Over Financial Reporting

During the quarter ended October 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Assessment of the Effectiveness of Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act.  Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2011 on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has determined that as of October 31, 2011, there were no material weaknesses in our internal control over financial reporting and that our internal control over financial reporting was effective.

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

Item 9B: Other Information.

None

PART III

Item 10:  Directors, Executive Officers, Corporate Governance

Executive Officers, Directors and Key Employees

The following are our executive officers and directors and their respective ages and positions as of January 9,2012:

Name	Age	Position

Thomas A. Moore	60	Chief Executive Officer and Chairman of our Board of Directors
Dr. James Patton	53	Director
Roni A. Appel	45	Director
Dr. Thomas McKearn	61	Director
Richard Berman	68	Director
John Rothman, Ph.D.	63	Executive Vice President of Clinical and Scientific Operations
Mark J. Rosenblum	58	Chief Financial Officer, Senior Vice President and Secretary

Thomas A. Moore.  Mr. Moore joined our Board as an independent director in September 2006. Effective December 15, 2006, Mr. Moore was appointed our Chairman and Chief Executive Officer.  He is currently also a director of Opt-e-scrip, Inc., which markets a clinical system to compare multiple drugs in the same patient.  He also serves on the board of directors of Mayan Pigments, Inc., which has developed and patented Mayan pigment technology.  Previously, from June 2002 to June 2004 Mr. Moore was President and Chief Executive Officer of Biopure Corporation, a developer of oxygen therapeutics that are intravenously administered to deliver oxygen to the body’s tissues.  From 1996 to November 2000 he was President and Chief Executive Officer of Nelson Communications.  Prior to 1996, Mr. Moore had a 23-year career with the Procter & Gamble Company in multiple managerial positions, including President of Health Care Products where he was responsible for prescription and over-the-counter medications worldwide, and Group Vice President of the Procter & Gamble Company.  Mr. Moore is a graduate of Princeton University. Mr. Moore’s extensive business, managerial, executive and leadership experience in the healthcare industry make him particularly qualified to serve on our Board.

Dr. James Patton.  Dr. Patton has served as a member of our board of directors since February 2002, as Chairman of our board of directors from November 2004 until December 31, 2005 and as our Chief Executive Officer from February 2002 to November 2002.  Since February 1999, Dr. Patton has been the Vice President of Millennium Oncology Management, Inc., which provides management services for radiation oncology care to four sites.  Dr. Patton has been a trustee of Dundee Wealth US, a mutual fund family since October 2006.  In addition, he has been President of Comprehensive Oncology Care, LLC since 1999, a company which owned and operated a cancer treatment facility in Exton, Pennsylvania until its sale in 2008.  From February 1999 to September 2003, Dr. Patton also served as a consultant to LibertyView Equity Partners SBIC, LP, a venture capital fund based in Jersey City, New Jersey.  From July 2000 to December 2002, Dr. Patton served as a director of Pinpoint Data Corp. From February 2000 to November 2000, Dr. Patton served as a director of Healthware Solutions.  From June 2000 to June 2003, Dr. Patton served as a director of LifeStar Response.  He earned his B.S. from the University of Michigan, his Medical Doctorate from Medical College of Pennsylvania, and his M.B.A. from Penn’s Wharton School.  Dr. Patton was also a Robert Wood Johnson Foundation Clinical Scholar.  He has published papers regarding scientific research in human genetics, diagnostic test performance and medical economic analysis.  Dr. Patton’s experience as a trustee and consultant to funds that invest in life science companies provide him with the perspective from which we benefit. Additionally, Dr. Patton’s medical experience and service as a principal and director of other life science companies makes Dr. Patton particularly qualified to serve as our director.

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

Dr. Thomas L. McKearn .  Dr. McKearn has served as a member of our board of directors since July 2002.  He brings more than 25 years of experience in the translation of biotechnology science into oncology products.  First as one of the founders of Cytogen Corporation, then as an Executive Director of Strategic Science and Medicine at Bristol-Myers Squibb and now as the VP of Strategic Clinical Affairs at Agennix, Inc. (formerly GPC-Biotech), he has worked at bringing the most innovative laboratory findings into the clinic and through the FDA regulatory process for the benefit of cancer patients who need better ways to cope with their afflictions.  Prior to entering the biotechnology industry in 1981, Dr. McKearn received his medical, graduate and post-graduate training at the University of Chicago and served on the faculty of the Medical School at the University of Pennsylvania. Dr. McKearn’s experience in managing life science companies, his knowledge of medicine and his commercialization of biotech products particularly qualify him to serve as our director.

Richard Berman.  Mr. Berman has served as a member of our board of directors since September 1, 2005. Mr. Berman’s business career spans over 35 years of venture capital, senior management and merger and acquisitions experience. In the past five years, Mr. Berman has served as a director and/or officer of over a dozen public and private companies. From 2006 to 2011, Mr. Berman was Chairman of National Investment Managers, a company with $12 billion in pension administration assets. In June 2011, he became chairman of the International Corporation for Project Finance LLC, a leading private infrastructure finance company involved in over $10 billion of projects. Mr. Berman is currently a director of four public companies: Broadcaster, Inc., Easylink Services International, Inc., Advaxis, Inc., and Neostem, Inc. From 1998 to 2000, he was employed by Internet Commerce Corporation (now Easylink Services) as Chairman and CEO. Prior to 1998, Mr. Berman worked at Goldman Sachs and was Senior Vice President of Bankers Trust Company. Mr. Berman is a past Director of the Stern School of Business of NYU where he obtained his BS and MBA. He also has U.S. and foreign law degrees from Boston College and The Hague Academy of International Law, respectively.  Mr. Berman’s extensive knowledge of our industry, his role in the governance of publically held companies and his directorships in other life science companies qualify him to serve as our director.

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

Director Independence

In accordance with the disclosure requirements of the SEC, and since the Over-The-Counter Bulletin Board does not have its own rules for director independence, we have adopted the NASDAQ listing standards for independence effective April 2010. Although we are not presently listed on any national securities exchange, each of our directors, other than Mr. Thomas A. Moore and Mr. Roni Appel, is independent in accordance with the definition set forth in the NASDAQ rules. Each current member of the Audit Committee and Compensation Committee is an independent director under the NASDAQ standards. The Board considered the information included in transactions with related parties as outlined below along with other information the Board considered relevant, when considering the independence of each director.

Committees of the Board of Directors

Our board of directors has three standing committees: the audit committee, the compensation committee, and the nominating and corporate governance committee.

Audit Committee

The audit committee of our board of directors is currently composed of two directors, both of whom satisfy the independence standards for audit committee members under the NASDAQ rules (although our securities are not listed on the NASDAQ stock market but are quoted on the OTC Bulletin Board).  For fiscal 2011, the audit committee was composed of Mr. Berman and Dr. Patton, with Mr. Berman serving as the audit committee’s financial expert as defined under Item 407 of Regulation S-K of the Securities Act of 1933, as amended, which we refer to as the Securities Act. Our board of directors has determined that the audit committee financial expert is independent as defined in (i) Rule 10A-3(b)(i)(ii) under the Exchange Act and (ii) under Section 121 B(2)(a) of the NYSE Amex Equities Company Guide (although our securities are not listed on the NYSE Amex Equities but are quoted on the OTC Bulletin Board).

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

Nominating and Corporate Governance Committee

The nominating and corporate governance committee of our board of directors currently consists of Mr. Berman and Mr. Moore. The nominating and corporate governance committee did not meet in fiscal 2011.  The functions of the nominating and corporate governance committee include the following:

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

The nominating and corporate governance committee will consider director candidates recommended by eligible stockholders. Stockholders may recommend director nominees for consideration by the nominating and corporate governance committee by writing to the Nominating and Corporate Governance, Attention: Chairman, Advaxis, Inc., 305 College Road East, Princeton, New Jersey, 08540. Any recommendations for director made to the nominating and corporate governance committee should include the nominee’s name and qualifications for membership on our board of directors, and should include the following information for each person being recommended or nominated for election as a director:

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

Candidates for director nominees are evaluated by the nominating and corporate governance committee in the context of the current composition of our board of directors, our operating requirements and the long-term interests of our stockholders. The nominating and corporate governance committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The nominating and corporate governance committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of our board of directors. In the case of incumbent directors whose terms of office are set to expire, the nominating and corporate governance committee reviews such directors’ overall service to us during their term, including the number of meetings attended, level of participation, quality of performance, and any other relationships and transactions that might impair such directors’ independence. The nominating and corporate governance committee meets to discuss and consider such candidates’ qualifications and then selects a nominee for recommendation to our board of directors by majority vote. To date, the nominating and corporate governance committee has not paid a fee to any third party to assist in the process of identifying or evaluating director candidates

Compensation Committee Interlocks and Insider Participation

The current members of the compensation committee are Mr. Berman and Dr. McKearn. Currently, none of such persons is an officer or employee of us or any of our subsidiaries. During fiscal 2011, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director or member of our compensation committee. No interlocking relationship, as defined by the Securities Exchange Act of 1934, as amended, exists between our board of directors or our Compensation Committee and the board of directors or compensation committee of any other company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and each person who owns more than ten percent of a registered class of our equity securities (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended October 31, 2011 and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than ten percent of the Company’s common stock complied with all Section 16(a) filing requirements during such fiscal year, except for the Form 4 filed on August 31, 2011 to report the June 24, 2011 acquisition warrants to purchase shares of Common Stock by Mr. Moore.

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

Item 11:  Executive Compensation

Summary Compensation Table

The following table sets forth the information as to compensation paid to or earned by our Chief Executive Officer and our two other most highly compensated executive officers during the fiscal years ended October 31, 2011 and 2010.  These individuals are referred to in this prospectus as our named executive officers.  As none of our named executive officers received non-equity incentive plan compensation or nonqualified deferred compensation earnings during the fiscal years ended October 31, 2011 and 2010, we have omitted those columns from the table.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Award(s) (1)		Option Award(s) (1)		All Other Compensation		Total

Thomas A. Moore,	2011	$350,000	$-	$-		$-	(7)	$21,294	(2)	$371,294
CEO and Chairman	2010	$350,000	$-	$135,000	(6)	$224,800		$142,174	(2)	$851,974

Dr. John Rothman,	2011	275,000	83,000	30,000	(3)	-	(8)	34,665	(4)	422,665
Executive VP of Science & Operations	2010	250,000	50,000	30,000	(3)	252,900		29,451	(4)	612,351

Mark J. Rosenblum	2011	250,000	72,000			-	(9)	19,211	(5)	341,211
Chief Financial Officer	2010	225,000	-			134,880		8,494	(5)	368,374

(1)
The amounts shown in this column represent the fair value on grant date in accordance with ASC 718 using the assumptions described under Stock Compensation in Note 2 to our financial statements included elsewhere in this prospectus.

(2)	Based on our cost of Mr. Moore’s coverage for health care and interest received for the Moore Notes.

(3)	Represents $30,000 of base salary paid in shares of our common stock in lieu of cash, based on the average monthly stock price.

(4)	Based on our cost of his coverage for health care and the 401K company match he received.

(5)	Based on our cost of his coverage for health care.

(6)	For 2010, represents 750,000 shares of our common stock granted to Mr. Moore based on the financial raise milestone in his employment agreement valued at the market close price on June 29, 2010.

(7)
In the fiscal year ended October 31, 2011, we did not grant any stock options to purchase shares of our common stock to Mr. Moore.  However, in the fiscal year ended October 31, 2012, we granted stock options to purchase 4,000,000 shares of our common stock to Mr. Moore in connection with services he performed in fiscal 2011.  The material terms of this grant is described below under the heading “Discussion of Summary Compensation Table.”

(8)
In the fiscal year ended October 31, 2011, we did not grant any stock options to purchase shares of our common stock to Dr. Rothman.  However, in the fiscal year ended October 31, 2012, we granted stock options to purchase 3,000,000 shares of our common stock to Dr. Rothman in connection with services he performed in fiscal 2011.  The material terms of this grant is described below under the heading “Discussion of Summary Compensation Table.”

(9)
In the fiscal year ended October 31, 2011, we did not grant any stock options to purchase shares of our common stock to Mr. Rosenblum.  However, in the fiscal year ended October 31, 2012, we granted stock options to purchase 2,100,000 shares of our common stock to Mr. Rosenblum in connection with services he performed in fiscal 2011.  The material terms of this grant is described below under the heading “Discussion of Summary Compensation Table.”

Discussion of Summary Compensation Table

We are party to an employment agreement with each of our named executive officers who is presently employed by us, other than Mr. Rosenblum and Mr. Rothman.  Each employment agreement sets forth the terms of that officer’s employment, including among other things, salary, bonus, non-equity incentive plan and other compensation, and its material terms are described below.  In fiscal 2010, we granted stock options to our named executive officers to purchase shares of our common stock and issued stock to our Chief Executive Officer.  In fiscal 2011, we did not grant any stock options to purchase shares of our common stock to our named executive officers.  However, in fiscal 2012, we granted stock options to purchase shares of our common stock to our named executive officers in connection with services they performed in fiscal 2011.  The material terms of these grants are also described below.

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

In connection with our hiring of Mr. Moore, we agreed to grant Mr. Moore up to 1,500,000 shares of our common stock, of which 750,000 shares were issued on November 1, 2007 upon our successful raise of $4.0 million and 750,000 shares were issued on June 29, 2010 upon our successful raise of an additional $6.0 million (which condition was satisfied in January 2010).  In addition, on December 15, 2006, we granted Mr. Moore options to purchase 2,400,000 shares of our common stock.  Each option is exercisable at $0.143 per share (which was equal to the closing sale price of our common stock on December 15, 2006) and expires on December 15, 2016.  The options vested in 24 equal monthly installments.  On July 21, 2009, we granted Mr. Moore options to purchase 2,500,000 shares of our common stock.  Each option is exercisable at $0.10 per share (which was equal to the closing sale price of our common stock on July 21, 2009) and expires on July 21, 2019.  One-third of these options vested on the grant date, one-third of these options vested on the first anniversary of the grant and the remaining one-third will vest on the second anniversary of the grant.  On October 14, 2010, we granted Mr. Moore options to purchase 2,000,000 shares of our common stock. Each option is exercisable at $0.15 per share. These options vest over a three year period beginning one year from the grant date.  On November 8, 2011, we granted Mr. Moore options to purchase 4,000,000 shares of our common stock. Each option is exercisable at $0.148 per share. These options vest over a three year period beginning one year from the grant date.

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

In addition, on March 1, 2005, we granted Dr. Rothman options to purchase 360,000 shares of our common stock. Each option is exercisable at $0.287 per share (which was equal to the closing sale price of our common stock on March 1, 2005) and expires on March 1, 2015.  All of these options have vested.  On March 29, 2006, we granted Dr. Rothman options to purchase 150,000 shares of our common stock.  Each option is exercisable at $0.26 per share (which was equal to the closing sale price of our common stock on March 29, 2006) and expires on March 29, 2016.   One-fourth of these options vested on the first anniversary of the grant date, and the remaining vest in 12 equal quarterly installments.   On February 15, 2007, we granted Dr. Rothman options to purchase 300,000 shares of our common stock.  Each option is exercisable at $0.165 per share (which was equal to the closing sale price of our common stock on February 15, 2007) and expires on February 15, 2017.  One-fourth of these options vested on the first anniversary of the grant date, and the remaining vest in 12 equal quarterly installments.   Pursuant to the terms of the 2005 plan, at least 75% of Dr. Rothman’s options will be vested upon a merger of the company which is a change of control or a sale of the company while Dr. Rothman is employed, unless the administrator of the plan otherwise allows for all options to become vested.  On July 21, 2009, we granted Mr. Rothman options to purchase 1,750,000 shares of our common stock.  Each option is exercisable at $0.10 per share (which was equal to the closing sale price of our common stock on July 21, 2009) and expires on July 21, 2019.  One-third of these options vested on the grant date, one-third of these options vested on the first anniversary of the grant and the remaining one-third will vest on the second anniversary of the grant.  On October 14, 2010, we granted Dr. Rothman options to purchase 2,250,000 shares of our common stock. Each option is exercisable at $0.15 per share. These options vest over a three year period beginning one year from the grant date.  On November 8, 2011, we granted Dr. Rothman options to purchase 3,000,000 shares of our common stock. Each option is exercisable at $0.148 per share. These options vest over a three year period beginning one year from the grant date.

Dr. Rothman has agreed to refrain from engaging in certain activities that are competitive with us and our business during his employment and for a period of 18 months thereafter under certain circumstances.  In addition, Dr. Rothman is subject to a non-solicitation provision for 18 months after termination of his employment.

Rosenblum Compensation .  Mr. Rosenblum serves as our Chief Financial Officer, Senior Vice President and Secretary.  His current salary is $250,000 per annum, with a discretionary bonus of up to 30% of his base compensation awarded annually in March beginning in 2011.  While an employment agreement has not been formally entered into, Mr. Rosenblum remains employed by us.

In addition, on January 5, 2010 Mr. Rosenblum was granted options to purchase 1,000,000 shares of the our common stock with an exercise price equal to $0.128.  One third of these options vested on the date of grant, one third vested on January 5, 2011, and one third vests on the second anniversary of the date of grant.  On October 14, 2010, we granted Mr. Rosenblum options to purchase 1,200,000 shares of our common stock. Each option is exercisable at $0.15 per share. These options vest over a three year period beginning one year from the grant date.  On November 8, 2011, we granted Mr. Rosenblum options to purchase 2,100,000 shares of our common stock. Each option is exercisable at $0.148 per share. These options vest over a three year period beginning one year from the grant date.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about the number of outstanding equity awards held by our named executive officers at October 31, 2011.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares Or Units of Stock That Have Not Vested (#)	Market Value of Shares Or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)

Thomas A. Moore	2,500,000	(1)	-		—	0.100	7/21/19	—	$—	—	—
	2,400,000		—		—	0.143	12/15/16	—	—	—	—
	666,667		1,333,333	(2)	—	0.15	10/14/20	—	—	—	—
Dr. John Rothman	1,750,000	(3)	-		—	0.100	7/21/19	—	—	—	—
	360,000		—		—	0.287	3/1/15	—	—	—	—
	150,000		-		—	0.260	3/29/16	—	—	—	—
	300,000	(4)	-		—	0.165	2/15/17	—	—	—	—
	750,000		1,500,000	(5)	—	0.15	10/14/20	—	—	—	—
Mark J. Rosenblum	666,666		333,334	(6)	—	0.1291	1/05/20	—	—	—	—
	400,000		800,000	(7)	—	0.15	10/14/20	—	—	—	—

(1)	Of these options, approximately 833,333 became exercisable on July 21, 2009, approximately 833,333 became exercisable on July 21, 2010 and approximately 833,333 became exercisable on July 21, 2011.

(2)
Of these options, approximately 666,666 became exercisable on October 14, 2011, approximately 666,667 will become exercisable on October 14, 2012 and approximately 666,667 will become exercisable on October 14, 2013.

(3)	Of these options, approximately 583,333 became exercisable on July 21, 2009, approximately 583,333 became exercisable on July 21, 2010 and approximately 583,333 became exercisable on July 21, 2011.

(4)
Of these options, 75,000 became exercisable on February 15, 2008, 18,750 became exercisable in each quarter from the quarter ended April 30, 2008 through the quarter ended October 31, 2010, and 18,750 became exercisable February 15, 2011.

(5)	Of these options, 750,000 became exercisable on October 14, 2011, 750,000 will become exercisable on October 14, 2012 and 750,000 will become exercisable on October 14, 2013.

(6)	Of these options, 333,333 became exercisable on January 5, 2010, 333,333 became exercisable on January 5, 2011 and 333,334 will become exercisable on January 5, 2012.

(7)	Of these options, 400,000 became exercisable on October 14, 2011, 400,000 will become exercisable on October 14, 2012 and 400,000 will become exercisable on October 14, 2013.

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

The table below summarizes the compensation that was earned by our non-employee directors for fiscal 2011. As none of our non-employee directors received non-equity incentive plan compensation or nonqualified deferred compensation earnings during fiscal 2011, we have omitted those columns from the table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		Option Awards ($)(1)	All other Compensation ($)	Total ($)

Roni A. Appel	$5,000	$3,879	(2)	$-	—	$8,879
Dr. James Patton	9,750	3,879	(2)	-	—	13,629
Dr. Thomas McKearn	8,000	3,879	(2)	-	—	11,879
Richard Berman	10,250	24,000	(3)	-	—	34,250

(1)
The amounts shown in this column represent the fair value on grant date in accordance with ASC 718 using the assumptions described under Stock Compensation in Note 2 to our financial statements included elsewhere in this prospectus.

(2)	Represents the grant date fair value of 6,000 shares of our common stock a quarter earned (but not paid or issued) if the member attends at least 75% of the meetings annually.

(3)	Based on $24,000 of compensation in the form of shares of our common stock earned but not issued to date.

2004 Stock Option Plan

In November 2004, our board of directors adopted and our stockholders approved the 2004 Stock Option Plan, which we refer to as the 2004 plan.  The 2004 plan provides for the grant of options to purchase up to 2,381,525 shares of our common stock to employees, officers, directors and consultants.  Options may be either “incentive stock options” or non-qualified options under the Federal tax laws.  Incentive stock options may be granted only to our employees, while non-qualified options may be issued, in addition to employees, to non-employee directors and consultants.  As of January 9, 2012, all options to purchase shares of our common stock have been granted under the 2004 plan.

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

As of September 27, 2011, the date on which the Advaxis, Inc. 2011 Omnibus Incentive Plan was approved by our shareholders, no further awards may be made under the 2004 plan.

2005 Stock Option Plan

In June 2006 our board of directors adopted, and on June 6, 2006 our stockholders approved, the 2005 Stock Option Plan, which we refer to as the 2005 plan.

The 2005 plan provides for the grant of options to purchase up to 5,600,000 shares of our common stock to employees, officers, directors and consultants.  Options may be either “incentive stock options” or non-qualified options under the Federal tax laws.  Incentive stock options may be granted only to our employees, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to our employees.  As of January 9, 2012, all options to purchase shares of our common stock have been granted under the 2005 plan.

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

As of September 27, 2011, the date on which the Advaxis, Inc. 2011 Omnibus Incentive Plan was approved by our shareholders, no further awards may be made under the 2005 plan.

2009 Stock Option Plan

Our board of directors adopted the 2009 Stock Option Plan effective July 21, 2009, and recommended that it be submitted to our shareholders for their approval at the next annual meeting.  On April 23, 2010, our board of directors approved and adopted, and on June 1, 2010 our stockholders approved, the amended and restated 2009 Stock Option Plan, which we refer to as the 2009 plan.  An aggregate of 20,000,000 shares of our common stock (subject to adjustment by the compensation committee) are reserved for issuance upon the exercise of options granted under the 2009 plan.  As of January 9, 2012, options to purchase 358,101 shares of our common stock are available for grant under the 2009 plan.  However, due to the approval of the Advaxis, Inc. 2011 Omnibus Incentive Plan by our shareholders, on September 27, 2011, no further awards may be made under the 2009 plan (see below for details on the Advaxis Inc. 2011 Omnibus Incentive Plan).

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

As of September 27, 2011, the date on which the Advaxis, Inc. 2011 Omnibus Incentive Plan was approved by our shareholders, no further awards may be made under the 2009 plan.

2011 Omnibus Incentive Plan

Our board of directors adopted the 2011 Omnibus Incentive Plan on August 22, 2011, and recommended that it be submitted to our shareholders for their approval at the next annual meeting.  On September 27, 2011, our stockholders approved the 2011 Omnibus Incentive Plan, which we refer to as the 2011 plan.  An aggregate of 20,000,000 shares of our common stock (subject to adjustment by the compensation committee) are reserved and available for delivery under the 2011 plan.   During November 2011, we granted options to purchase 17,540,000 shares of our common stock to our employees, officers and directors.  As of January 9, 2012, 2,460,000 shares of our common stock are available for grant under the 2011 plan.

Upon receiving stockholder approval of the 2011 plan on September 27, 2011, no further awards were permitted to be made under the 2004 plan, the 2005 plan or the 2011 plan.

During any 12-month period, no participant in the 2011 plan may be granted (i) stock options or stock appreciation rights with respect to more than 4,000,000 shares of our common stock, or (ii) shares of restricted stock, restricted stock units, performance shares and other stock based-awards with respect to more than 4,000,000 shares of our common stock.  The maximum amount that may be paid out as performance units with respect to any 12-month performance period is $2,500,000 (pro-rated for any 12-month performance period that is less than 12 months), and with respect to any performance period that is more than 12 months, $2,000,000 multiplied by the number of full 12 month periods that are in the performance period.

The Committee, as defined below, is authorized to adjust the limitations described above and is authorized to adjust outstanding awards (including adjustments to exercise prices of options and other affected terms of awards) in the event that a dividend or other distribution, recapitalization, forward or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, share exchange or other similar corporate transaction or event affects our common stock so that an adjustment is appropriate. The Committee is also authorized to adjust performance conditions and other terms of awards in response to these kinds of events or in response to changes in applicable laws, regulations or accounting principles.

The persons eligible to receive awards under the 2011 plan are the officers, directors, employees, consultants and other persons who provide services to us on a full-time basis. The foregoing notwithstanding, only our full-time employees, or any of our parent corporations or subsidiary corporations, shall be eligible for purposes of receiving any incentive stock options.

The 2011 plan is to be administered by a committee designated by our board of directors consisting of not less than two directors (the “Committee”), provided, however, that except as otherwise expressly provided in the 2011 plan, our board of directors may exercise any power or authority granted to the Committee under the 2011 plan. Subject to the terms of the 2011 plan, the Committee is authorized to select eligible persons to receive awards, determine the type, number and other terms and conditions of, and all other matters relating to, awards, prescribe award agreements, and the rules and regulations for the administration of the 2011 plan, construe and interpret the 2011 plan and award agreements, correct defects, supply omissions or reconcile inconsistencies therein, and make all other decisions and determinations as the Committee may deem necessary or advisable for the administration of the 2011 plan.

The Committee is authorized to grant stock options, including both incentive stock options and non-qualified stock options, and stock appreciation rights entitling the participant to receive the amount by which the fair market value of a share of our common stock on the date of exercise exceeds the grant price of the stock appreciation right. The maximum term of each option or stock appreciation right, the times at which each option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised options or stock appreciation rights at or following termination of employment generally are fixed by the Committee, except that no option or stock appreciation right may have a term exceeding ten years. Methods of exercise and settlement and other terms of the options and stock appreciation right are determined by the Committee. The Committee, thus, may permit the exercise price of options awarded under the 2011 plan to be paid in cash, shares, other awards or other property (including loans to participants).

The Committee is authorized to grant restricted stock and restricted stock units. Restricted stock is a grant of shares of our common stock which may not be sold or disposed of, and which shall be subject to such risks of forfeiture and other restrictions as the Committee may impose. An award of restricted stock units confers upon a participant the right to receive shares of our common stock or cash equal to the fair market value of the specified number of shares of our common stock covered by the restricted stock units at the end of a specified deferral period, subject to such risks of forfeiture and other restrictions as the Committee may impose. Prior to settlement, an award of restricted stock units carries no voting or dividend rights or other rights associated with share ownership, although dividend equivalents may be granted, as discussed below.

The Committee is authorized to grant dividend equivalents conferring on participants the right to receive, currently or on a deferred basis, cash, shares of our common stock, other awards or other property equal in value to dividends paid on a specific number of shares of our common stock or other periodic payments. Dividend equivalents may be granted alone or in connection with another award, may be paid currently or on a deferred basis and, if deferred, may be deemed to have been reinvested in additional shares of our common stock, awards or otherwise as specified by the Committee.

The Committee is authorized to grant shares of our common stock as a bonus free of restrictions, or to grant shares of our common stock or other awards in lieu of our obligations to pay cash under the 2011 plan or other plans or compensatory arrangements, subject to such terms as the Committee may specify.

The Committee or our board of directors is authorized to grant awards that are denominated or payable in, valued by reference to, or otherwise based on or related to shares of our common stock. The Committee determines the terms and conditions of such awards.

The Committee is authorized to grant performance awards to participants on terms and conditions established by the Committee. The performance criteria to be achieved during any performance period and the length of the performance period are determined by the Committee upon the grant of the performance award. Performance awards may be settled by delivery of cash, shares or other property, or any combination thereof, as determined by the Committee. The Committee may, in its discretion, determine that the amount payable as a performance award will be reduced from the amount of any potential award.

Awards may be settled in the form of cash, shares of our common stock, other awards or other property, in the discretion of the Committee. The Committee may require or permit participants to defer the settlement of all or part of an award in accordance with such terms and conditions as the Committee may establish, including payment or crediting of interest or dividend equivalents on deferred amounts, and the crediting of earnings, gains and losses based on deemed investment of deferred amounts in specified investment vehicles. The Committee may condition any payment relating to an award on the withholding of taxes and may provide that a portion of any shares of our common stock or other property to be distributed will be withheld (or previously acquired shares of our common stock or other property be surrendered by the participant) to satisfy withholding and other tax obligations.

The Committee may, in its discretion, accelerate the exercisability, the lapsing of restrictions or the expiration of deferral or vesting periods of any award, and such accelerated exercisability, lapse, expiration and if so provided in the award agreement or otherwise determined by the Committee, vesting shall occur automatically in the case of a “change in control” of the Company, as defined in the 2011 plan (including the cash settlement of stock appreciation rights which may be exercisable in the event of a change in control).

Our board of directors may amend, alter, suspend, discontinue or terminate the 2011 plan or the Committee’s authority to grant awards without further stockholder approval, except that stockholder approval must be obtained for any amendment or alteration if such approval is required by law or regulation or under the rules of any stock exchange or quotation system on which shares of our common stock are then listed or quoted. Thus, stockholder approval may not necessarily be required for every amendment to the 2011 plan which might increase the cost of the 2011 plan or alter the eligibility of persons to receive awards. Stockholder approval will not be deemed to be required under laws or regulations, such as those relating to incentive stock options, that condition favorable treatment of participants on such approval, although our board of directors may, in its discretion, seek stockholder approval in any circumstance in which it deems such approval advisable. Unless earlier terminated by our board of directors, the 2011 plan will terminate at the earliest of (a) such time as no shares of our common stock remain available for issuance under the 2011 plan, (b) termination of the 2011 plan by our board of directors, or (c) the tenth anniversary of the effective date of the 2011 plan. Awards outstanding upon expiration of the 2011 plan shall remain in effect until they have been exercised or terminated, or have expired.

2011 Employee Stock Purchase Plan

Our board of directors adopted the Advaxis, Inc. 2011 Employee Stock Purchase Plan, which we refer to as the ESPP, on August 22, 2011, and our stockholders approved the ESPP on September 27, 2011. The ESPP becomes effective November 1, 2011.  5,000,000 shares of our common stock are reserved for issuance under the ESPP.  On December 14, 2011, our board of directors approved an amendment to the ESPP effective as of October 31, 2011. The ESPP was amended to change the first offering date that our employees were eligible to participate in the ESPP from November 1, 2011 to December 30, 2011.   As of January 9, 2012, all 5,000,000 shares of our common stock are available for grant under the ESPP.

The compensation committee of our board of directors will administer the ESPP. The ESPP vests the compensation committee with the authority to interpret the ESPP, to prescribe, amend and rescind rules and regulations relating to the ESPP, and to make all other determinations necessary or advisable for the administration of the ESPP; however, our board of directors may exercise that authority in lieu of the compensation committee. The ESPP is required to be administered in a manner consistent with Rule 16b-3 of the Exchange Act and subject to the provisions of Section 423 of the Internal Revenue Code.

Our employees that have been designated by our board of directors as eligible to participate in the ESPP are eligible to become participants if they have been employed by us or any of our subsidiaries for six months and are scheduled to work at least 20 hours per week and more than five months per calendar year. Individuals who satisfy these requirements after November 1, 2011, would be eligible to become participants on the February 1, May 1, August 1, or November 1, as the case may be, immediately following their completion of these eligibility requirements. These eligible employees may become participants in the ESPP by completing an enrollment agreement and filing it with us.

The ESPP generally is implemented through a series of 24-month-long offering periods, beginning on November 1 and ending on the October 31 that is 24 months later. Shares of our common stock are available for purchase under the ESPP on periodic exercise dates within each offering period. Exercise dates are the last business days in January, April, July and October during each offering period. On the first business day of each offering period (or if later, the first day within the offering period on which a participant becomes eligible to participate), a participant is granted the option to purchase shares of our common stock on the exercise dates within that offering period.

`If the share price is ever lower on an exercise date than it was on the first business day of the offering period in which that exercise date falls, then the offering period in progress ends immediately after the close of trading on that exercise date, and a new offering period begins on the next February 1, May 1, August 1 or November 1, as the case may be, and extends for a new 24-month-long period ending on January 31, April 30, July 31 or October 31, as the case may be.

No participant is eligible for the grant of any option under the ESPP if, immediately after the grant, the participant would own, directly or indirectly, stock possessing 5% or more of the total combined voting power or value of all classes of our stock or of any of our subsidiaries. Additionally, no participant may be granted any option that would permit the participant to buy our common stock that accrues at a rate that exceeds $25,000 (based on the fair market value of our common stock on the date the option is granted) for each calendar year in which such option is outstanding at any time. Finally, no participant may purchase more than 166,666 shares of our common stock on any one exercise date.

The enrollment agreement that each participant must submit authorizes after-tax payroll deductions from the participant’s compensation during each payroll period. Participants may elect a payroll deduction amount of at least 1%, and up to 15%, of their compensation. A participant may change or terminate his or her payroll deductions at any time during an offering period, but may only begin payroll deductions on specified dates.

The exercise price per share at which shares are sold in an offering under the ESPP is the lower of (i) 85% of the fair market value of a share of our common stock on the first day of the offering period or, (ii) 85% of the fair market value of a share of our common stock on the exercise date. Unless otherwise determined by the compensation committee, the term fair market value is defined to mean the ratio of the value traded (the price of a share of our common stock multiplied by number of shares of common stock traded) to total volume traded over the 10-day period ending on the valuation date.

A participant may withdraw from participation in the ESPP at any time by completing a withdrawal form and delivering it to us. If a participant’s employment terminates for any reason, he or she is treated as having withdrawn from the ESPP.   All options granted to the participant under the ESPP, but not yet exercised, automatically terminate, and no further purchases of common stock are made for the participant’s account following the effectiveness of the participant’s withdrawal.  After a participant withdraws, or is treated as having withdrawn, the participant is not permitted to participate again in the ESPP until the next entry date that is at least six months after his or her date of withdrawal. In order to rejoin the ESPP, a former participant must submit a new enrollment agreement.

The ESPP will terminate following the last exercise date before 10th anniversary of effective date, or if sooner, on the date on which all shares reserved for issuance under the ESPP have been sold. Additionally, our board of directors may terminate the ESPP earlier. Our board of directors or the compensation committee may amend the ESPP at any time, provided that no amendment may change any option in a way that adversely affects the rights of the holder of the option, no amendment may in any way cause rights issued under the ESPP to fail to meet the requirements for employee stock purchase plans under Section 423 of the Code, and no amendment may cause the ESPP to fail to comply with Rule 16b-3 under the Exchange Act. To the extent necessary to comply with Rule 16b-3 under the Exchange Act, Section 423 of the Code, or any other applicable law or regulation, we will obtain shareholder approval of any such amendment.

5,000,000 shares of our common stock are reserved for issuance under the ESPP. That amount will be increased each year by the lowest of (i) 500,000 shares, (ii) one percent of all shares of common stock outstanding at the end of the previous year, or (iii) an amount determined by the board. If any option granted under the ESPP expires or terminates for any reason without having been exercised in full, the unpurchased shares subject to that option will again be available for issuance under the ESPP.

The ESPP provides for appropriate adjustment of the number of shares of common stock for which options may be granted, the number of shares subject to outstanding options and the exercise price of outstanding options in the event of any increase or decrease in the number of issued and outstanding shares of our common stock as a result of one or more reorganizations, restructurings, recapitalizations, reclassifications, stock splits, reverse stock splits, or stock dividends.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of January 9, 2012 of:

•	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

As used in the table below and elsewhere in this prospectus, the term beneficial ownership with respect to our common stock consists of sole or shared voting power (which includes the power to vote, or to direct the voting of shares of our common stock) or sole or shared investment power (which includes the power to dispose, or direct the disposition of, shares of our common stock) through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the 60 days following January 9, 2012.

Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based on 269,425,632 shares of common stock outstanding as of January 9, 2012, adjusted as required by the rules promulgated by the SEC.  Unless otherwise indicated, the address for each of the individuals and entities listed in this table is 305 College Road East, Princeton, New Jersey 08540.

Name and Address of Beneficial Owner	Number of Shares of our Common Stock Beneficially Owned		Percentage of Class Beneficially Owned

Thomas A. Moore	13,868,838	(1)	4.99%
Roni A. Appel	7,024,558	(2)	2.6%
Richard Berman	1,710,962	(3)	* %
Dr. James Patton	3,451,163	(4)	1.3%
Dr. Thomas McKearn	1,169,387	(5)	*
Dr. John Rothman	5,153,359	(6)	1.9%
Mark J. Rosenblum	1,654,901	(7)	*
All Current Directors and Executive Officers as a Group (7 people)	34,033,168	(8)	12.4%

* Less than 1%.

(1)
Represents 5,352,171 issued shares of our common stock, options to purchase 5,566,667 shares of our common stock exercisable within 60 days and warrants to purchase 2,950,000 shares of our common stock exercisable within 60 days.  However, it excludes warrants to purchase 6,484,473 shares of our common stock and promissory notes convertible into 3,137,255 shares of our common stock, limited by a 4.99% beneficial ownership provision in the warrants and notes that would prohibit him from exercising any of such warrants or converting any such notes to the extent that upon such exercise or conversion he, together with his affiliates, would beneficially own more than 4.99% of the total number of shares of our common stock then issued and outstanding (unless Mr. Moore provides us with 61 days' notice of the holders waiver of such provisions).

(2)
Represents 4,130,134 issued shares of our common stock, options to purchase 2,812,424 shares of our common stock exercisable within 60 days and 82,000 shares of our common stock earned but not yet issued.

(3)	Represents options to purchase 1,033,334 shares of our common stock exercisable within 60 days and 677,628 shares of our common stock earned but not yet issued.

(4)	Represents 2,820,576 issued shares of our common stock, options to purchase 506,587 shares of our common stock exercisable within 60 days and 124,000 shares earned but not yet issued.

(5)
Represents 179,290 issued shares of our common stock, options to purchase 866,097 shares of our common stock exercisable within 60 days and 124,000 shares of our common stock earned but not yet issued.

(6)
Represents 275,775 issued shares of our common stock, options to purchase 3,310,000 shares of our common stock exercisable within 60 days and 1,567,584 shares of our common stock earned but not yet issued.

(7)
Represents options to purchase 1,066,666 shares of our common stock exercisable within 60 days, and warrants to purchase 196,078 shares of our common stock exercisable within 60 days.  Also includes promissory notes convertible into 392,157 shares of our common stock held by the Mark J. Rosenblum IRA.  Mark J. Rosenblum is the holder of the Mark J. Rosenblum IRA and has voting and dispositive power over the shares beneficially owned by the Mark J. Rosenblum IRA

(8)
Represents an aggregate of 12,757,946 shares of our common stock, options to purchase 15,161,775 shares of our common stock exercisable within 60 days, warrants to purchase 3,146,078 shares of our common stock exercisable within 60 days, promissory notes convertible into 392,157 shares of our common stock and 2,575,212 shares of our common stock earned but not yet issued.

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

On September 22, 2008, we entered into a note purchase agreement with our Chief Executive Officer, Thomas A. Moore, which we refer to as the Moore Note Purchase Agreement, pursuant to which we agreed to sell to Mr. Moore, from time to time, one or more senior promissory notes, which we refer to as the Moore Notes. On June 15, 2009, we amended the terms of the Moore Notes to increase the amounts available from $800,000 to $950,000 and to change the maturity date of the Moore Notes from June 15, 2009 to the earlier of January 1, 2010 or our next equity financing resulting in gross proceeds to us of at least $6.0 million. On February 15, 2010, we agreed to amend the terms of the Moore Notes such that (i) Mr. Moore had the option to elect to receive accumulated interest thereon on or after March 17, 2010 (which amounted to approximately $130,000), (ii) we were to begin to make monthly installment payments of $100,000 on the outstanding principal amount on April 15, 2010; provided, however, that the balance of the principal will be repaid in full on consummation of our next equity financing resulting in gross proceeds to us of at least $6.0 million and (iii) we will retain $200,000 of the repayment amount for investment in our next equity financing. In May 2010, we issued 1,176,471 shares of common stock to Mr. Moore (based on a price of $0.17 per share) in satisfaction of $200,000 of Moore Notes.

In connection with a loan made by Mr. Moore to us in the amount of $230,000, we agreed to further amend and restate the terms of the Moore Notes on March 17, 2011 to increase the principal amount due by $230,000. Under the terms of the amended and restated Moore Notes: (i) the maturity date is the earlier of (x) the date of consummation of an equity financing by us in an amount of $6.0 million or more and (y) the occurrence of any event of default as defined in the Moore Notes, (ii) Mr. Moore may elect, at his option, to receive accumulated interest thereon on or after April 15, 2011 (which amounted to approximately $91,000), (iii) we will make monthly installment payments of $100,000 on the outstanding principal amount beginning on June 15, 2011, and (iv) we may retain, at the option of Mr. Moore, $200,000 of the repayment amount for investment in our next equity financing. In addition, Mr. Moore made a loan to us in the amount of $65,000 in April 2011.

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

For the period from September 22, 2008 through May 11, 2011, Mr. Moore made loans to us in the aggregate amount of $1,372,985, making him eligible to receive warrants to purchase 4,118,956 shares of our common stock on the occurrence of certain events as set forth in the terms of the Moore Notes described above.

In an effort to reduce the number of the warrants outstanding from our October 17, 2007 private placement, we have entered into exchange agreements with certain of the holders of such warrants, including Mr. Moore, pursuant to which such holders received shares of our common stock and/or additional warrants in amounts that were determined in such negotiations. As of January 9, 2012, we have exchanged October 2007 warrants to purchase 28,511,126 shares of our common stock in return for 5,840,748 shares of our common stock and new warrants to purchase 14,651,854 shares of our common stock (which number includes warrants issued to Mr. Moore in exchange for his October 2007 warrants as described below). The new warrants issued pursuant to the exchanges are identical to the October 2007 warrants, except that such warrants do not contain any economic anti-dilution adjustment rights.

On August 29, 2011, Mr. Moore entered into an exchange agreement, pursuant to which he received a new warrant to purchase 7,674,512 shares of our common stock in exchange for (i) surrendering an October 2007 warrant to purchase 2,666,667 shares of our common stock (as described above) and (ii) amending the Moore Note Purchase Agreement to terminate his right to receive warrants in connection with an equity financing, including the equity financing we completed in May 2011, which otherwise would have permitted Mr. Moore to receive the aforementioned warrant to purchase 4,118,956 shares of our common stock.

In connection with the offering completed in October 2011, we issued $470,588.24 of convertible promissory notes to Mr. Moore for a purchase price of $400,000.00. Additionally, Mr. Moore received a warrant to purchase such number of shares of our common stock equal to 50% of such number of shares of our common stock issuable upon conversion of the convertible promissory note issued to Mr. Moore at an exercise price of $0.15 per share. The convertible promissory note purchased in the offering completed in the October 2011 by Mr. Moore was paid for in exchange for the cancellation of $400,000.00 of outstanding indebtedness owed by us to Mr. Moore under the Moore Notes. As of Jaunary 9, 2012, approximately $273,000 in principal amount of Moore Notes was outstanding and payable to Mr. Moore. In connection with the October 2011 offering, we also issued $58,823.53 of convertible promissory notes to an IRA account in the name of our Chief Financial Officer, Mark J. Rosenblum, for a purchase price of $50,000.00. Additionally, Mr. Rosenblum received a warrant to purchase such number of shares of our common stock equal to 50% of such number of shares of our common stock issuable upon conversion of the convertible promissory note issued to Mr. Rosenblum at an exercise price of $0.15 per share.

Item 14: Principal Accountant Fees and Services

McGladrey & Pullen, LLP (“M&P”) have billed or anticipate billing the Company as follows for the year ended October 31, 2011 and 2010.

The following table sets forth the fees billed by our independent accountants for each of our last two fiscal years for the categories of services indicated:

	Fiscal Year 2011	Fiscal Year 2010
Audit Fees-McGladrey and Pullen, LLP	$137,000	$103,708
Audit Related Fees-McGladrey and Pullen, LLP	53,700	23,668
Tax Fees-RSM McGladrey, Inc. (1)	11,900	12,000
Total	$202,600	$139,376

(1) Consists of professional services rendered by a company aligned with our principal accountant for tax compliance and tax advice.

Audit Fees : The Company recorded fees of $137,000 and $103,708, respectively, in connection with its audit of the Company’s financial statements for the fiscal years ended October 31, 2011 and 2010 and its review of the Company’s interim financial statements included in the Company’s Quarterly Reports on Form 10-Q for the periods ended January 31, April 30, and July 31.

Audit-Related Fees : The Company recorded fees of $53,700 and $23,668, respectively, in connection with audit-related services for the fiscal year ended October 31, 2011 and 2010, primarily for review of comments to the Securities and Exchange Commission in its review of securities registration documents and the Company’s replies and for assistance with private placement memorandums and other document reviews.

Tax Fees : The Company recorded fees of $11,900 and $12,000, respectively, in connection with tax fees for the fiscal year ended October 31, 2011 and 2010, primarily due to RSM McGladrey, Inc. amending and preparing the Company’s tax returns.  The Company engaged RSM McGladrey, Inc. to amend and prepare the Company’s 2010 and 2009 tax returns.

All Other Fees : No fees were classified outside the recorded Audit, Audit Related and Tax fees.

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

4.14	Form of Convertible Promissory Note. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on November 12, 2010.

4.15	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on November 12, 2010.

4.16
Warrant to Purchase Common Stock issued to Optimus CG II Ltd. pursuant to Amendment No. 1 to the Series B Preferred Stock Purchase Agreement. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on April 7, 2011.

4.17	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on May 9, 2011.

4.18	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on August 31, 2011.

4.19	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on November 2, 2011.

4.20	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on January 5, 2012.

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

10.78
Amended and Restated Senior Promissory Note, dated March 17, 2011, between the registrant and Thomas A. Moore. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on March 17, 2011.

10.79
Amendment No. 1 to Series B Preferred Stock Purchase Agreement dated April 4, 2011 by and between Optimus Life Sciences Capital Partners, LLC, Optimus CG II Ltd. and the registrant. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on April 7, 2011.

10.80
Form of Promissory Note between Optimus CG II Ltd. and the registrant. Incorporated by reference to Appendix 2 to the Warrant included as Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on April 7, 2011.

10.81	Amended and Restated Security Agreement between Optimus CG II Ltd. and the registrant. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on April 7, 2011.

10.82
Form of $500,000 Convertible Promissory Note (A-Note), issued by Advaxis, Inc. to JMJ Financial and related ancillary documents. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on May 4, 2011.

10.83
Form of $800,000 Convertible Promissory Note (B-Note), issued by Advaxis, Inc. to JMJ Financial and related ancillary documents. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on May 4, 2011.

10.84
Form of $800,000 Secured and Collateralized Promissory Note (C-Note), issued by JMJ Financial to Advaxis, Inc. and related ancillary documents. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed with the SEC on May 4, 2011.

10.85	Form of Convertible Promissory Note. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on May 9, 2011.

10.86
Form of Note Purchase Agreement, dated as of May 9, 2011, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.1 to Amendment to Current Report on Form 8-K/A filed with the SEC on May 12, 2011.

10.87
Form of Registration Rights Agreement, dated as of May 9, 2011, by and between Advaxis, Inc. and each of the several investors signatory thereto. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on May 9, 2011.

10.88
Exchange and Amendment Agreement, dated as of August 29, 2011, by and between Advaxis, Inc. and Thomas A. Moore. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on August 31, 2011.

10.89	Form of Convertible Promissory Note. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on November 2, 2011.

10.90
Form of Note Purchase Agreement, dated as of October 28, 2011, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on November 2, 2011.

10.91
Form of Registration Rights Agreement, dated as of October 28, 2011, by and between Advaxis, Inc. and each of the several investors signatory thereto. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on November 2, 2011.

10.92	Amendment No. 1 to the Advaxis, Inc. 2011 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on December 20, 2011.

10.93	Form of Convertible Promissory Note. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.94
Form of Note Purchase Agreement, dated as of December 29, 2011, by and between Advaxis, Inc. and each Investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.95
Form of Registration Rights Agreement by and between Advaxis, Inc. and each of the several investors signatory thereto. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on January 5, 2012.

14.1	Code of Business Conduct and Ethics dated November 12, 2004. Incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K filed with the SEC on November 18, 2004.

23.1**	Consent of McGladrey & Pullen, LLP.

24.1	Power of Attorney (Included in the signature page of this annual report).

31.1**	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

____________
*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Princeton, Mercer County, State of New Jersey, on this 26th day of January, 2012.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Thomas Moore	Chief Executive Officer and Chairman of the Board	January 26, 2012
Thomas Moore	(Principal Executive Officer)

/s/ Mark J. Rosenblum	Chief Financial Officer, Senior Vice President and Secretary	January 26, 2012
Mark J. Rosenblum	(Principal Financial and Accounting Officer)

/s/ John M. Rothman	Executive Vice President of Science and Operations	January 26, 2012
John M. Rothman	(Chief Operating Officer)

/s/ Roni Appel	Director	January 26, 2012
Roni Appel

/s/ Thomas McKearn	Director	January 26, 2012
Thomas McKearn

/s/ James Patton	Director	January 26, 2012
James Patton

/s/ Richard Berman	Director	January 26, 2012
Richard Berman

ADVAXIS, INC.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Advaxis, Inc.
Princeton, New Jersey

We have audited the accompanying balance sheets of Advaxis, Inc. as of October 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended and for the cumulative period from March 1, 2002 (inception) to October 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advaxis, Inc. as of October 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and the cumulative period from March 1, 2002 (inception) to October 31, 2011 in conformity with U.S. generally accepted accounting principles.

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

/s/ MCGLADREY & PULLEN, LLP
MCGLADREY & PULLEN, LLP

New York, New York

January 26, 2012

ADVAXIS, INC.
(A Development Stage Company)
Balance Sheet

	October 31, 2011	October 31, 2010
ASSETS
Current Assets:
Cash	$1,096,538	$108,381
Other Current Asset Receivable	477,788	-
Grant Receivable	-	244,479
Prepaid expenses	37,474	38,511
Other Current Assets	2,221	-
Total Current Assets	1,614,021	391,371

Deferred expenses	1,380,103	233,322
Property and Equipment (net of accumulated depreciation)	-	28,406
Intangible Assets (net of accumulated amortization)	2,256,852	2,125,991
Deferred Financing Cost	65,848	-
Other Assets	323,738	96,096

TOTAL ASSETS	$5,640,562	$2,875,186

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$2,420,260	$2,586,008
Accrued expenses	2,976,334	647,125
Short-term Convertible Notes and fair value of embedded derivative	5,091,298	751,456
Notes payable – current portion, including interest payable	408,069	687,034
Total Current Liabilities	10,895,961	4,671,623
Deferred Rent	62,441	-
Long-term Convertible Notes	570,802	-
Common Stock Warrant	6,391,071	13,006,194
Total Liabilities	17,920,275	17,677,817

Shareholders’ Deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; Series B Preferred Stock; issued and outstanding 740 at October 31, 2011 and 789 at October 31, 2010. Series A Preferred Stock; issued and outstanding 0 at October 31, 2011 and 0 at October 31, 2010

Common Stock - $0.001 par value; authorized 500,000,000 shares, issued and outstanding 250,173,570 in 2011 and 198,100,817 in 2010	250,173	198,101
Additional Paid-In Capital	33,000,064	23,074,978
Promissory Note Receivable	(9,998,210)	(10,659,710)
Deficit accumulated during the development stage	(35,531,740)	(27,416,000)
Total Shareholders’ Deficiency	(12,279,713)	(14,802,631)
TOTAL LIABILITIES & SHAREHOLDERS’ DEFICIENCY	$5,640,562	$2,875,186

The accompanying notes and the report of independent registered public accounting firm should be read in conjunction with the financial statements.

ADVAXIS, INC.
(A Development Stage Company)
Statement of Operations

	Year Ended October 31,	Year Ended October 31,	Period from March 1, 2002 (Inception) to October 31,
	2011	2010	2011

Revenue	$-	$508,481	$1,863,343
Research & Development Expenses	8,078,901	4, 904,298	23,156,740
General & Administrative Expenses	4,939,935	3,530,198	21,179,833
Total Operating expenses	13,018,836	8,434,496	44,336,573
Loss from Operations	(13,018,836)	(7,926,015)	(42,473,230)
Other Income (expense):
Interest expense	(4,698,983)	(3,814,863)	(10,449,337)
Other Income	(45,700)	80,161	280,918
(Gain) Loss on note retirement	461,595	123,963	1,194,845
Write-off of intangible assets	(33,211)	-	(33,211)
Net changes in fair value of common stock warrant liability and embedded derivative liability	9,763,113	445,576	14,411,686
Net Loss before income tax benefit	(8,495,212)	(11,091,178)	(37,068,329)
Income Tax Benefit	379,472	278,978	1,580,473
Net Loss	(8,115,740)	(10,812,200)	(35,487,856)
Dividends attributable to preferred shares	1,538,686	-	1,582,570
Net Loss applicable to Common Stock	$(9,654,426)	$(10,812,200)	$(37,070,426)
Net Loss per share, basic	$(0.04)	$(0.07)
Net Loss per share, diluted	$(0.04)	$(0.07)

Weighted average number of shares outstanding, basic	222,918,519	150,928,808

Weighted average number of shares outstanding, diluted	222,918,519	150,928,808

The accompanying notes and the report of independent registered public accounting firm should be read in conjunction with the financial statements.

ADVAXIS, INC.
(a development stage company)
STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
Period from March 1, 2002 (inception) to October 31, 2011

	Preferred Stock		Common Stock				Deficit
	Number of				Stock		Accumulated
	Shares of Outstanding	Amount	Number of shares of outstanding	Amount	Subscription Receivable	Additional Paid- in Capital	During the Development Stage	Shareholders’ Equity (Deficiency)
Preferred stock issued	3,418	$235,000						$235,000
Common Stock Issued			40,000	$40		$(40)
Options granted to consultants & professionals						10,493		$10,493
Net Loss							(166,936)	$(166,936)
Retroactive restatement to reflect re-capitalization on Nov. 12, 2004	(3,481)	(235,000)	15,557,723	15,558		219,442
Balance at December 31, 2002			15,597,723	$15,598		$229,895	$(166,936)	$78,557

Note payable converted into preferred stock	232	15,969						$15,969
Options granted to consultants and professionals						8,484		$8,484
Net loss							(909,745)	$(909,745)
Retroactive restatement to reflect re-capitalization on Nov. 12, 2004	(232)	(15,969)				15,969
Balance at December 31, 2003			15,597,723	$15,598		$254,348	$(1,076,681)	$(806,735)

Stock dividend on preferred stock	638	43,884					(43,884)
Net loss							(538,076)	$(538,076)
Options granted to consultants and professionals						5,315		5,315
Retroactive restatement to reflect re-capitalization on Nov. 12, 2004	(638)	(43,884)				43,884
Balance at October 31, 2004			15,597,723	$15,598		$303,547	$(1,658,641)	$(1,339,496)

Common Stock issued to Placement Agent on re-capitalization			752,600	753		(753)
Effect of re-capitalization			752,600	753		(753)
Options granted to consultants and professionals						64,924		64,924
Conversion of Note payable to Common Stock			2,136,441	2,136		611,022		613,158
Issuance of Common Stock for cash, net of shares to Placement Agent			17,450,693	17,451		4,335,549		4,353,000
Issuance of common stock to consultants			586,970	587		166,190		166,777
Issuance of common stock in connection with the registration statement			409,401	408		117,090		117,498
Issuance costs						(329,673)		(329,673)
Net loss							(1,805,789)	(1,805,789)
Restatement to reflect re- capitalization on Nov. 12, 2004 including cash paid of $44,940						(88,824)		(88,824)
Balance at October 31, 2005			37,686,428	$37,686		$5,178,319	$(3,464,430)	$1,751,575

Options granted to consultants and professionals						172,831		172,831
Options granted to employees and directors						71,667		71,667
Conversion of debenture to Common Stock			1,766,902	1,767		298,233		300,000
Issuance of Common Stock to employees and directors			229,422	229		54,629		54,858
Issuance of common stock to consultants			556,240	557		139,114		139,674
Net loss							(6,197,744)	(6,197,744)
Balance at October 31, 2006			40,238,992	40,239		5,914,793	(9,662,173)	(3,707,141)

Common Stock issued			59,228,334	59,228		9,321,674		9,380,902
Offering Expenses						(2,243,535)		(2,243,535)
Options granted to consultants and professionals						268,577		268,577
Options granted to employees and directors						222,501		222,501
Conversion of debenture to Common Stock			6,974,202	6,974		993,026		1,000,010
Issuance of Common Stock to employees and directors			416,448	416		73,384		73,800
Issuance of common stock to consultants			1,100,001	1,100		220,678		221,778
Warrants issued on conjunction with issuance of common stock						1,505,550		1,505,550
Net loss							(2,454,453)	(2,454,453)
Balance at October 31, 2007			107,957,977	$107,957		$16,276,648	$(12,116,626)	$4,267,979
Common Stock Penalty Shares			211,853	212		31,566	-	31,778
Offering Expenses						(78,013)		(78,013)
Options granted to consultants and professionals						(42,306)		(42,306)
Options granted to employees and directors						257,854		257,854
Issuance of Common Stock to employees and directors			995,844	996		85,005		86,001
Issuance of common stock to consultants			153,846	154		14,462		14,616
Warrants issued to consultant						39,198		39,198
Net loss							(5,416,418)	(5,416,418)
Balance at October 31, 2008			109,319,520	$109,319		$16,584,414	$(17,533,044)	$(839,311)

Common stock issued upon exercise of warrants			3,299,999	3,300		(3,300)		0
Warrants classified as a liability						(12,785,695)		(12,785,695)
Issuance of common Stock Warrants						(3,587,625)		(3,587,625)
Options granted to professionals and consultants						12,596		12,596

Options granted to employees and directors				0		467,304		467,304
Issuance of common stock to employees and directors			422,780	423		17,757		18,180
Issuance of common stock to consultants			2,595,944	2,596		49,383		51,979
Net Income/ (Loss)							929,244	929,244
Balance at October 31, 2009			115,638,243	$115,638		$754,834	$(16,603,800)	$(15,733,328)

Preferred Stock issued	789	-				6,828,293		6,828,293
Common stock issued upon exercise of warrants			62,265,059	62,265	(10,659,710)	18,647,522		8,050,077
Options granted to employees and directors						455,166		455,166
Common stock issued upon conversion of Bridge Notes			15,413,960	15,414		3,306,677		3,322,091
Common stock issued to Numoda			3,500,000	3,500		591,500		595,000
Common stock issued to University of Pennsylvania			388,889	389		69,611		70,000
Common stock issued to employees and directors			750,000	750		114,750		115,500
Common stock issued to former employees			144,666	145		(145)		-
Issuance of common stock warrants						(7,693,230)		(7,865,520)
Net Income/ (Loss)							(10,812,200)	(10,812,200)
Balance at October 31, 2010	789	-	198,100,817	$198,101	$(10,659,710)	$23,074,978	$(27,416,000)	$(14,802,631)

Preferred Stock issued	177	-				1,676,554		1,676,554
Preferred Stock redeemed	(226)	-			3,051,000	(3,141,003)		(90,003)
Common stock issued upon exercise of warrants			22,986,244	22,986	(2,389,500)	5,782,511		3,415,997
Options granted to employees and directors						717,029		717,029
Options granted to consultants						28,197		28,197
Common stock issued upon conversion of Bridge Notes			9,513,210	9,513		1,809,204		1,818,717
Common stock issued upon exchange of warrants			5,840,748	5,841		1,528,124		1,533,965
Common stock issued upon conversion of May 2011 Notes			12,647,076	12,647		2,250,536		2,263,183
Common stock issued to former employee			752,142	752		80,779		81,531
Common stock issued to consultants			333,333	333		49,667		50,000
Reclassification of warrant liability to equity						36,982		36,982
Reclassification of Embedded Derivative Liability to Beneficial Conversion Feature						132,488		132,488
Interest on Optimus Notes Receivable						202,856		202,856
Issuance of common stock warrants						(1,228,838)		(1,228,838)
Net Income/ (Loss)							(8,115,740)	(8,115,740)
Balance at October 31, 2011	740	-	250,173,570	$250,173	$(9,998,210)	$33,000,064	$(35,531,740)	$(12,279,713)

The accompanying notes and the report of independent registered public accounting firm should be read in conjunction with the financial statements.

ADVAXIS, INC.
(A Development Stage Company)
Statement of Cash Flows

			Period from
			March 1
			2002
	Year ended	Year ended	(Inception) to
	October 31,	October 31,	October 31,
	2011	2010	2011
OPERATING ACTIVITIES
Net Loss	$(8,115,740)	$(10,812,200)	$(35,487,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges to consultants and employees for options and stock	795,226	570,664	3,800,645
Amortization of deferred financing costs	-	-	260,000
Amortization of discount on Bridge Loans	482,507	550,040	1,156,393
Impairment of intangible assets	-	-	26,087
Non-cash interest expense	4,106,212	3,238,054	8,570,732
(Gain) Loss on change in value of warrants and embedded derivative	(9,763,113)	(445,576)	(14,411,686)
Warrant Expense	557,935	206,275	764,210
Value of penalty shares issued	-	-	149,276
Depreciation expense	28,406	38,528	195,672
Amortization expense of intangibles	132,288	100,420	594,640
Interest Income	267	-	267
Write-off of intangible assets	33,211	-	33,211
(Gain) Loss on note retirement	461,594	(123,963)	(1,194,845)
Change in operating assets and liabilities:
(Increase) decrease in prepaid expenses	1,037	(2,066)	(37,473)
(Increase) decrease in grant receivable	244,479	(244,479)	-
(Increase) decrease in other current assets	(2,221)	-	(2,221)
(Increase) in other assets	(38,438)	(89,956)	(132,271)
(Increase) decrease in deferred expenses	(1,146,783)	212,952	(872,375)
Increase in accounts payable	739,536	388,924	3,906,728
Increase in accrued expenses	2,383,767	167,143	3,018,528
(Decrease) increase in interest payable	94,547	(178,700)	(65,862)
Increase in deferred rent	62,441	-	62,441
Net cash used in operating activities	(8,942,842)	(6,423,940)	(29,665,759)
INVESTING ACTIVITIES
Cash paid on acquisition of Great Expectations	-	-	(44,940)
Purchase of property and equipment	-	(12,436)	(150,093)
Cost of intangible assets	(296,358)	(854,773)	(2,915,740)
Net cash used in Investing Activities	(296,358)	(867,209)	(3,110,773)
FINANCING ACTIVITIES
Proceeds from convertible secured debenture	955,000	80,000	1,995,000
(Increase) decrease in deferred offering expenses	(52,000)	-	(52,000)
Cash paid for deferred financing costs	(25,000)	-	(584,493)
Proceeds from notes payable	7,691,063	1,255,000	13,951,952
Payment on notes payable	(769,379)	(1,798,119)	(2,691,089)
Net proceeds of issuance of Preferred Stock	1,342,672	7,032,827	8,610,499
Payment on cancellation of Warrants	-	-	(600,000)
Proceeds from the exercise of warrants	1,085,001	170,000	1,255,001
Net proceeds of issuance of Common Stock	-	-	11,988,230
Net cash provided by Financing Activities	10,227,357	6,739,708	33,873,070
Net increase (decrease) in cash	988,157	(551,441)	1,096,538
Cash at beginning of period	108,381	659,822	-
Cash at end of period	$1,096,538	$108,381	$1,096,538
The accompanying notes and the report of independent registered public accounting firm should be read in conjunction with the financial statements.

Supplemental Disclosures of Cash Flow Information

	October 31,		Period from March 1, 2002 (Inception) to October 31,
	2011	2010	2011
Cash paid for Interest	$148,392	$311,784	$681,992

Supplemental Schedule of Noncash Investing and Financing Activities

					Period from
					March 1, 2002
	Year ended		Year ended		(Inception) to
	October 31,		October 31,		October 31,
	2011		2010		2011
Equipment acquired under notes payable	$		$		$45,580
Common Stock issued to Founders	$		$		$40
Notes payable and accrued interest converted to Preferred Stock	$		$		$15,969
Stock dividend on Preferred Stock	$		$		$43,884
Accounts payable from consultants settled with common stock	$		$		$51,978
Notes payable and embedded derivative liabilities converted to Common Stock		$4,149,114		$3,322,092	$5,835,250
Intangible assets acquired with notes payable	$		$		$360,000
Intangible assets acquired with common stock	$			$70,000	$70,000
Debt discount in connection with recording the original value of the embedded derivative liability		$3,505,605		$578,770	$6,166,817
Allocation of the original secured convertible debentures to warrants	$		$		$214,950
Allocation of the warrants on Bridge Notes as debt discount		$778,052		$712,036	$2,431,049
Note Receivable in connection with the exercise of warrants		$(661,500)		$10,659,710	$9,998,210
Warrants issued in connection with issuance of Common Stock	$		$		$1,505,550
Warrants issued in connection with issuance of Preferred Stock		$-	$		$3,587,625

The accompanying notes and the report of independent registered public accounting firm should be read in conjunction with the financial statements.

ADVAXIS, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

1. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advaxis is a biotechnology company developing the next generation of immunotherapies for cancer and infectious diseases. Our novel platform technology is designed to generate a comprehensive immune response by serving as its own adjuvant, directing antigen presentation, increasing tumor infiltrating killer T-cells, and decreasing Tregs/MDSCs in the tumor. Today, the Company has approximately 19 (19) distinct constructs in various stages of development, directly developed by the Company and through strategic collaborations with recognized centers of excellence such as: the National Cancer Institute , Cancer Research – UK , the Wistar Institute , and the University of Pennsylvania.

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

Basis of Presentation

The preparation of financial statements in accordance with GAAP involves the use of estimates and assumptions that affect the recorded amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results may differ substantially from these estimates.  Significant estimates include the fair value and recoverability of the carrying value of intangible assets (patents and licenses), the fair value of options, the fair value of embedded conversion features, warrants and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from estimates.

The Company’s products are being developed and have not generated significant revenues.  As a result, the Company has suffered recurring losses and its liabilities exceed its assets which raises substantial doubt about its ability to continue as a going concern.  These losses are expected to continue for an extended period of time.  The Company intends to continue raising funds through the sale of both debt and equity in order to continue funding ongoing clinical trials activity.

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

Summary of Significant Accounting Policies

Revenue Recognition

Revenue from license fees and grants is recognized when the following criteria are met; persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collection is reasonably assured. In licensing arrangements, delivery does not occur for revenue recognition purposes until the license term begins. Nonrefundable upfront fees received in exchange for products delivered or services performed that do not represent the culmination of a separate earnings process will be deferred and recognized over the term of the agreement using the straight line method or another method if it better represents the timing and pattern of performance. Since its inception, all of the Company’s revenues have been from multiple grants. For the year ended October 31, 2011, the Company did not receive any revenue from grants.

For revenue contracts that contain multiple elements, revenue arrangements with multiple deliverables are divided into separate units of accounting if the delivered item has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered item.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts (money market) that at times exceed federally insured limits.

Fixed Assets

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

Intangible Assets

Intangible assets, which consist primarily of legal and filing costs in obtaining patents and licenses and are being amortized on a straight-line basis over 20 years.

We review our long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable and its carrying amount exceeds its fair value, which is based upon estimated undiscounted future cash flows. Net assets recorded on the balance sheet for patents and licenses related to ADXS-HPV, ADXS-PSA and ADXS-HER2 and other products are in development. However, if a competitor were to gain FDA approval for a treatment before us or if future clinical trials fail to meet the targeted endpoints, we would likely record an impairment related to these assets. In addition, if an application is rejected or fails to be issued we would record an impairment of its estimated book value.

Net Loss Per Share

Basic net income or basic net loss per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the periods. Diluted earnings per share give effect to dilutive options, warrants, convertible debt and other potential common stock outstanding during the period. Therefore, in the case of a net loss the impact of the potential common stock resulting from warrants, outstanding stock options and convertible debt are not included in the computation of diluted loss per share, as the effect would be anti-dilutive. In the case of net income the impact of the potential common stock resulting from these instruments that have intrinsic value are included in the diluted earnings per share. The table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share. For 2011 and 2010, approximately 49.4 million warrants and 86 million warrants, respectively (excluding approximately 25.6 million warrants and 15.8 million warrants, respectively, held by an affiliate of Optimus as defined  in Note #11) include anti-dilutive provisions to adjust the number and price of the warrants based on certain types of equity transactions.

	As of October 31,
	2011	2010
Warrants	137,841,857	103,139,628
Stock Options	27,317,424	26,467,424
Convertible Debt (using the if-converted method)	61,660,382	4,358,176
Total	226,819,663	133,965,228

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

Accounting for Stock-Based Compensation

Stock-based compensation is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton option-pricing model (hereinafter referred to as the “BSM model”) and is recognized as expense over the requisite service period. The BSM model requires various assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. See Note #2 for information on stock-based compensation expense incurred (in addition to the various assumptions utilized in the BSM Model) in the years ending October 31, 2011 and 2010.

Warrant Liability/Embedded Derivative Liability

The Company has outstanding Warrants and convertible features (Embedded Derivatives) in its outstanding short-term convertible promissory notes (which include our Bridge Notes, May 2011 Notes and October 2011 Notes). . The Warrants and Embedded Derivatives are recorded at their relative fair values at issuance.  Those Warrants, which are classified as liabilities, along with all Embedded Derivatives will continue to be recorded at fair value each subsequent balance sheet date. Any change in fair value between reporting periods will be reported on the statement of operations. As of October 31, 2011, the Company had approximately 101 million of its outstanding warrants classified as liabilities (liability warrants) and approximately 36.8 million of its outstanding warrants classified as equity (equity warrants).  At issuance, equity warrants are recorded at fair value in the stockholders equity section of the balance sheet. Our equity warrants can only be settled through the issuance of shares and are not subject to anti-dilution provisions.  A certain number of liability warrants contain a cash settlement provision in the event of a fundamental transaction (as defined in the common stock purchase warrant) and approximately 49.4 million of our approximately 101 million liability warrants are subject to anti-dilution provisions.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2.  SHARE-BASED COMPENSATION EXPENSE

The Company adopted ASC 718 and uses the modified prospective transition method, which requires the application of the accounting standard as of November 1, 2005, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s Financial Statements for prior periods were not restated to reflect, and do not include the impact of ASC 718. The Company began recognizing expense in an amount equal to the fair value of share-based payments (stock option awards) on their date of grant, over the requisite service period of the awards (usually the vesting period). Under the modified prospective method, compensation expense for the Company is recognized for all share based payments granted and vested on or after November 1, 2005 and all awards granted to employees prior to November 1, 2005 that were unvested on that date but vested in the period over the requisite service periods in the Company’s Statement of Operations. Prior to the adoption of the fair value method, the Company accounted for stock-based compensation to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees , and related interpretations. Therefore, compensation expense related to employee stock options was not reflected in operating expenses in any period prior to the fiscal year of 2006 and prior period results have not been restated. Since the date of inception to October 31, 2005 had the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of ASC 718, Stock Compensation expense would have totaled $328,176 and the effect on the Company’s net loss would have been as follows for the period March 1, 2002 (date of inception) to October 31, 2011:

March 1, 2002 (date of inception) to October 31, 2011
Net Loss as reported	$(35,487,856)
Add: Stock based option expense included in recorded net loss	89,217
Deduct stock option compensation expense determined under fair value based method	(328,176)
Adjusted Net Loss	$(35,726,815)

The fair value of each option granted from the Company’s stock option plans during the years ended October 31, 2011 and 2010 was estimated on the date of grant using the Black-Scholes option-pricing model. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s Common Stock price, (ii) the periods of time over which employees and Board Directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on the Company’s Common Stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives.  The company used their own historical volatility in determining the volatility to be used. Expected lives are based on contractual terms given the early stage of the business and lack of intrinsic value. The expected dividend yield is zero as the Company has never paid dividends to common shareholders and does not currently anticipate paying any in the foreseeable future.

	Year Ended	Year Ended
	October 31, 2011	October 31, 2010
Expected volatility	150.44%	156.5%
Expected Life	10.0 years	10.0 years
Dividend yield	0	0
Risk-free interest rate	3.50%	2.75%

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that vested during the period. Stock-based compensation expense for the twelve months ended October 31, 2011 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2005 based on the grant date fair value and compensation expense for the share-based payment awards granted subsequent to October 31, 2005 based on the grant date fair value estimated in accordance with the provisions of ASC 718. Compensation expense for all share-based payment awards to be recognized using the straight line method over the requisite service period. As stock-based compensation expense for the fiscal years 2011 and 2010 is based on awards granted and vested, it has been reduced for estimated forfeitures (4.4%). ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The Company accounts for nonemployee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the equity instruments.

3. INTANGIBLE ASSETS

Intangible assets primarily consist of legal and filing costs associated with obtaining patents and licenses. The license and patent costs capitalized primarily represent the value assigned to the Company’s 20-year exclusive worldwide license agreement with Penn which are amortized on a straight-line basis over their remaining useful lives which are estimated to be twenty years from the effective date of Penn Agreement dated July 1, 2002. The value of the license and patents are based on management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future uses. This license now includes the exclusive right to exploit 39 patents issued and 37 patents pending and applied for in most of the largest markets in the world.

As of October 31, 2011, all gross capitalized costs associated with the licenses and patents filed and granted as well as costs associated with patents pending are $2,769,497 as shown under licenses and patents on the table below. The expirations of the existing patents range from 2014 to 2023 but the expirations can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. During the fiscal year ended October 31, 2011, the Company wrote off approximately $33,000 in capitalized patent costs related to four patent applications that had expired or were abandoned. Nopatent applications with future value were abandoned or expired and charged to expense in the prior year. Amortization expense for licensed technology and capitalized patent cost is included in general and administrative expenses.

Under the amended and restated agreement we are billed actual patent expenses as they are passed through from Penn and or billed directly from our patent attorney. The following is a summary of intangible assets as of the end of the following fiscal periods:

	October 31, 2011	October 31, 2010
License	$651,992	$651,992
Patents	2,117,505	1,854,355
Total intangibles	2,769,497	2,506,347
Accumulated Amortization	(512,645)	(380,356)
Intangible Assets	$2,256,852	$2,125,991

Estimated amortization expense for the next five years is as follows:

Year ended October 31,
2012	$140,000
2013	140,000
2014	140,000
2015	140,000
2016	140,000

  4. ACCRUED EXPENSES:

The following table represents the major components of accrued expenses:

	October 31, 2011	October 31, 2010
Salaries and other compensation	$531,041	$500,927
Sponsored Research Agreement	-	119,698
Clinical Research Organization (CRO)	2,358,247	-
Consultants	32,200	18,000
Legal	46,346
Other	8,500	8,500
	$2,976,334	$647,125

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

 In addition, Mr. Moore acquired a Note in the October 2011 Offering in exchange for the cancellation of $400,000 of outstanding indebtedness owed by the Company under the Moore Notes.  As an investor in the October 2011 Offering, Mr. Moore received 1,568,627 warrants at an exercise price of $0.15. These warrants expire in October 2014.

 For the twelve months ending October 31, 2011, the Company paid Mr. Moore $200,000 in principal and approximately $5,500 in interest on the Moore Notes.  As of October 31, 2011 and October 31, 2010, respectively, the Company was not in default under the terms of the Moore Agreement.  As of October 31, 2011, the Company owed Mr. Moore approximately $273,000 in principal and approximately $135,000 in accrued interest under the Moore Notes.  As of October 31, 2010, the Company owed Mr. Moore approximately $573,000 in principal and approximately $57,000 in accrued interest under the Moore Notes.

Senior Convertible Promissory Notes

Effective June 18, 2009, the Company entered into a Note Purchase Agreement with certain accredited investors, pursuant to which such investors acquired senior convertible promissory notes of the Company.  At July 31, 2011, the Company had one outstanding senior convertible promissory note with $88,824 in principal value and $26,471 in accrued interest remaining.  On August 19, 2011, the Company issued 768,633 shares of common stock to this investor in full satisfaction of this senior convertible promissory note.  As of October 31, 2011, the Company had no remaining senior convertible promissory notes outstanding.

Junior Subordinated Convertible Promissory Notes

At October 31, 2010, the Company had approximately $688,000 in outstanding principal related to its Junior Subordinated Convertible Promissory Notes.  During the twelve months ended October 31, 2011, the Company entered into Junior Subordinated Convertible Promissory Notes in the aggregate principal value of  $1,886,851 for aggregate net purchase prices of $1,670,000.  These notes had maturity dates ranging from December 31, 2010 to October 31, 2012.

During the twelve month period ended October 31, 2011, the Company reached agreement with ten investors, whose notes were to mature on dates ranging from December 31, 2010 to April 30, 2011, in the aggregate principal value of approximately $479,000 (included in the above aggregate principal value of $1,886,851) to exchange their original notes for new notes due on dates ranging from March 31, 2011 to August 2, 2011.  In return for exchanging their notes, these investors received additional interest of $25,208 plus approximately 816,000 additional warrants, valued using the BSM model, at approximately $87,000.

During the twelve month period ended October 31, 2011,the Company reached agreement with three investors, whose notes were to mature on dates ranging between August 1 and October 31, 2011,in the aggregate principal value of approximately$318,000 (included in the above aggregate principal value of $1,886,851) to make partial repayments on their notes totaling $99,000 and exchanged the remaining principal on the original notes for new notes (with the same amount of principal) due on dates ranging from March 31, 2012 to May 31, 2012.  These three investors also received approximately 730,000 additional warrants, valued using the BSM model, totaling approximately $80,000.

The Company accounted for two of these three note exchanges as substantial debt modifications under ASC 470-50: Debt Modifications and Extinguishments. Therefore, the Company recorded the present values of the principal on the new notes along with the fair value of the additional warrants issued and wrote off the remaining principal on the old notes.  The Company then recorded a loss on exchange of approximately $22,000 (other income/(expense)) for the difference between (1) the sum of the remaining principal on the old notes and (2) the sum of the present values of the principal on the new notes and the fair value of the additional warrants. For the third investor, the Company recorded approximately $27,000 to equity (included in the above fair value of $80,000), representing the fair value of the additional warrants issued upon exchange of their note.

During the twelve month period ended October 31, 2011, the Company repaid approximately $530,000 in principal and interest.  In addition, the Company converted approximately $1.3 million of principal and interest on these outstanding junior subordinated convertible promissory notes into 8,652,737 shares of the Company’s common stock at a conversion price of $0.15 per share.

As of October 31, 2011, the Company had approximately $756,000(in principal to be repaid to investors) in outstanding junior subordinated convertible promissory notes with Original Issue Discount (“OID”) amounts ranging from 10% to 15% and with maturity dates ranging from October 19, 2011 to May 12, 2012.

We refer to all Senior Convertible Promissory Notes and Junior Subordinated Convertible Promissory Notes as “Bridge Notes”.

The Bridge Notes are convertible into shares of the Company’s common stock at an exercise price contingent on the completion of an equity financing. For every dollar invested in our Bridge Notes, each Investor received warrants to purchase between 1½ and 2 ½ shares of common stock (the “Bridge Warrants”) subject to adjustments upon the occurrence of certain events as more particularly described below and in the form of Warrant. As of October 31, 2011, substantially all of the Bridge Warrants have an exercise price of $.15 per share. The Bridge Notes may be prepaid in whole or in part at the option of the Company without penalty at any time prior to the Maturity Date. The warrants may be exercised on a cashless basis under certain circumstances.

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

During the twelve months ended October 31, 2011, the Company converted approximately $1,897,000 in principal into 12,647,077 shares of the Company’s common stock at a conversion price of $0.15.  At October 31, 2011, the Company had approximately $5.18 million in principal outstanding on the May 2011 Notes.

October 2011 Note Financing

On October 28, 2011, we entered into a Note Purchase Agreement, which we refer to as the October 2011 Notes, with certain accredited investors, including Thomas A. Moore, our Chairman and Chief Executive Officer, and Mark J. Rosenblum, our Chief Financial Officer, (Mr. Rosenblum acquired a note in the principal amount of approximately $59,000 for an aggregate purchase price of $50,000) whereby the investors acquired approximately $2.3 million of our convertible promissory notes, which we refer to as the Notes, for an aggregate purchase price of approximately $2.0 million in a private placement, which we refer to as the October 2011 offering. The Notes were issued with an original issue discount of 15%. Each investor paid $0.85 for each $1.00 of principal amount of Notes purchased at the closing of the October 2011 offering, which took place on October 31, 2011. The Notes are convertible into shares of our common stock, at a per share conversion price equal to $0.15. Additionally, each investor received a warrant, which we refer to as the Warrants, to purchase such number of shares of our common stock equal to 50% of such number of shares of our common stock issuable upon conversion of the Note at an exercise price of $0.15 per share.  The Notes purchased in the October 2011 offering were paid for in cash or, with respect to Notes acquired by Mr. Moore, in exchange for the cancellation of $400,000 of outstanding indebtedness owed by us to Mr. Moore.

The Notes mature on October 31, 2012. We may redeem the Notes under certain circumstances. The Warrants are exercisable at any time on or before October 31, 2014. The Warrants may be exercised on a cashless basis under certain circumstances.

To the extent an investor does not elect to convert its Notes as described above, the principal amount of the Notes not so converted on or prior to the maturity date shall be payable in cash on the maturity date.

The Notes may be converted by the investors, at the option of such investor, in whole or in part.  However, except as otherwise provided in the Notes, only 85% of the initial principal amount of each Note is convertible prior to maturity.  The Notes and Warrants include a limitation on conversion or exercise, which provides that at no time will an investor be entitled to convert any portion of the Notes or exercise any of the Warrants, to the extent that after such conversion or exercise, such investor (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of our common stock as of such date.

In connection with the October 2011 offering, we entered into a Registration Rights Agreement, dated as of October 28, 2011 with the investors.  Pursuant to such agreement, we agreed with the investors to provide certain rights to register under the Securities Act of 1933, as amended, the shares of our common stock issuable upon any conversion of the Notes and the exercise of the Warrants, and filed a registration statement to register the offering of the shares of our common stock issuable upon conversion of the Notes and the exercise of the Warrants which became effective on November 23, 2011.

Rodman & Renshaw, LLC, which we refer to as Rodman, a subsidiary of Rodman & Renshaw Capital Group, Inc. (NASDAQ:RODM) acted as the exclusive placement agent in connection with the October 2011 offering and received compensation of a cash placement fee equal to 7% of the aggregate purchase price paid by investors in the October 2011 offering (approximately $110,000) and Warrants to purchase 866,078 shares of our common stock (approximately 7% of the shares of our common stock issuable upon conversion of the Notes, except for the Notes issued to Mr. Moore), which warrants are exercisable at $0.15 per share and shall expire on October 31, 2014.

As of October 31, 2011, all the October 2011 Notes remained outstanding.

We refer to all convertible promissory notes with a maturity date less than one year (the Bridge Notes, May 2011 Notes and October 2011 Notes) collectively as “Short-term Convertible Promissory Notes”

Short-term Convertible Promissory Notes – Principal Value - Issued	$16,039,350
Principal payments on Bridge Notes	(2,071,910)
Short-term Convertible Promissory Note Conversions	(5,704,169)
Bridge Note Exchanges	(26,357)
Original Issue Discount, net of accreted interest	(1,300,347)
Fair Value of Attached Warrants at issuance	(5,234,373)
Fair Value of Embedded Derivatives at issuance	(5,727,932)
Accreted interest on embedded derivative and warrant liabilities	8,170,990

Convertible Notes- as of October 31, 2011	$4,145,252
Embedded Derivatives Liability at October 31, 2011	946,046
Short-Term Convertible Promissory Notes and fair value of embedded derivative	$5,091,298

BioAdvance Note

BioAdvance Biotechnology Greenhouse of Southeastern Pennsylvania Notes (“BioAdvance”) received notes from the Company for $10,000 dated November 13, 2003 and $40,000 dated December 17, 2003 that were each due on the fifth anniversary date thereof.  At October 31, 2010, the Company owed approximately $40,000 in principal and approximately $12,000 in interest to BioAdvance.  During the year ended October 31, 2011, the Company accrued additional interest of approximately $1,600, for total accrued interest of approximately $13,630.  In May 2011, the Company repaid BioAdvance $50,000 in full satisfaction of the outstanding note.

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

Immediately after the purchase by the Investor of the B-Note for the C-Note, the Investor delivered to the Company the sum of $80,000 in cash as a pre payment on the principal amount outstanding under the C-Note.  In September 2011, the investor delivered another $80,000 under this note.  While no further mandatory principal or interest payments are due on the C-Note until its maturity date, the C-Note contemplates (but does not require) further voluntary pre payments by the Investor on the C-Note to the Company at the approximate rate of $250,000 per month, beginning seven months after the issuance of the C-Note, or commencing on or about November 28, 2011, but only provided: (i) all requests by the Investor for conversion of principal and interest on the B-Note are honored and (ii) the Common Stock issued upon such conversions of portions of the principal and interest on the B-Note may be freely resold by the Investor without the requirement of any restrictive legend pursuant to applicable securities laws, rules and regulations.

Additionally, the Investor may purchase up to an additional $2.3 million in aggregate principal amount of notes in the form of the B-Note from the Company (each, an “ Additional B-Note s”).  The purchase price for each such Additional B-Note issued to the Investor will be paid by the issuance by the Investor to the Company of an additional note in the form of the C-Note (each, an “ Additional C-Note ”), with such Additional B-Notes and Additional C-Notes containing the same terms and provisions described above.

We refer to all convertible promissory notes, with a maturity date greater than one year collectively as “Long-term Convertible Promissory Notes”

As of October 31, 2011, the Company owed $712,800 in outstanding principal under the Long-term Convertible Promissory Notes.  Due to the conversion feature into a variable number of shares these notes are valued at fair value at each report period.  As of October 31, 2011, the fair value of the notes was $570,802.

6.  DERIVATIVES

The table below lists the Company’s derivative instruments as of October 31, 2011:

Description	Principal	Original Issue Discount	Warrant Liability	Embedded Derivative Liability
Bridge Note 1-June 18, 2009	$1,131,353	$169,703	$250,392	$711,258
Bridge Note II & III-October 26 & 30, 2009	2,147,059	322,059	690,119	868,388
Optimus September 24, 2009	-	-	3,587,625	-
Other outstanding warrants	-	-	12,785,695	-
Total Valuation at Origination	3,278,412	491,762	17,313,831	1,579,646
Change in fair value	-	-	(5,352,697)	(493,132)
Accreted interest	-	(123,846)	-	-
Total Valuation as of October 31, 2009	$3,278,412	$367,916	$11,961,734	$1,086,514
Bridge Notes IV-December 1, 2009 through January 31. 2010	555,882	83,382	207,617	164,400
Bridge Note I- Extension of Maturity Date	-	-	202,500	103,400
Change in fair value	-	-	1,995,372	(905,259)
Accreted interest	-	(225,321)	-	-
Exercise of Common Stock Warrants	-	-	(1,702,073)	-
Total Valuation as of January 31, 2010	$3,834,294	$225,977	$12,665,150	$449,055
Bridge Note V	640,307	97,807	229,619	271,554
Change in fair value	-	-	5,363,854	421,404
Accreted interest	-	(251,188)	-	-
Exercise of common stock warrants	-	-	(1,790,823)	-
Note Payoffs	(1,040,177)	(4,222)	-	(64,354)
Total Valuation as of April 30, 2010	3,434,424	68,374	16,467,800	1,077,659
Issuance of Optimus Warrants	-	-	6,856,946	-
Bridge Note Conversions	(2,420,373)	-	-	(701,718)
Change in fair value	-	-	(3,866,801)	(260,843)
Accreted interest	-	(50,842)	-	-
Exercise of common stock warrants	-	-	(1,475,758)	-
Note Payoffs	(88,236)			(12,665)
Total Valuation as of July 31, 2010	$925,815	$17,532	$17,982,187	$102,433
Bridge Note VI	265,457	25,457	72,300	39,416
Note Payoff	(414,118)	-	-	(46,945)
Issuance of Warrants	-	-	1,042,559	-
Accreted Interest	-	(21,052)	-	-
Exercise of Warrants	-	-	(4,156,797)	-
Change in FV	-	-	(1,934,055)	(13,876)
Total Valuation at October 31, 2010	$777,154	$21,937	$13,006,194	$81,028
Issuance of November 2010 Bridge Notes	931,579	96,579	391,076	150,156
Exchange of November 2010 Bridge Notes	17,175	17,175	86,963	9,389
Issuance of January 2011 Bridge Notes	452,941	57,941	173,808	41,024
Note Payoffs	(187,582)
Issuance of Warrants			35,523
Accreted Interest		(73,363)
Exercise of Warrants			(1,382,847)
Change in FV			(3,789,889)	(51,972)
Total Valuation at January 31, 2011	1,991,267	120,269	8,520,828	229,625

Issuance of Q2 2011 Bridge Notes	473,392	43,392	121,238	71,336
Issuance of Long-term Convertible Promissory Notes	626,400			-
Note Payoffs	(159,675)			(5,904)
Issuance of Warrants			2,990,520
Accreted Interest		(74,422)
Exercise of Warrants			(639,960)
Change in FV			4,915,676	763,523
Total Valuation at April 30, 2011	$2,931,384	$89,239	$15,908,302	$1,058,580

Issuance of Q3 2011 Bridge Notes	11,765	1,765	4,968	5,051
Issuance of May 2011 Notes	7,077,936	1,553,254	-	2,719,345
Note Payoffs	(26,316)			(8,860)
Additional warrants issued to Bridge Note holder			36,376
Exchange of Bridge Notes	8,033	8,033		2,656
Conversion of Bridge Notes	(1,164,947)			(381,209)
Conversion of May 2011 Notes	(671,500)			(166,980)
Exchanges/Exercises of October 2007 Warrants			(1,186,959)
Accreted Interest		(340,050)
Change in FV			(6,826,019)	(2,141,984)
Total Valuation at July 31, 2011	$8,166,355	1,312,241	7,936,668	1,086,599
Issuance of October 2011 Notes	2,326,471	459,396	-	396,818
Note Payoffs	(155,806)
Issuance of Long-term Convertible Promissory Notes	86,400
Conversion of Bridge Notes	(221,788)			(10,530)
Conversion of May 2011 Notes	(1,225,561)			(110,494)
Reclassification of Warrant liability to Equity			(186,908)
Exchange of Warrants			816,259
Accreted Interest		(471,290)
Change in FV			(2,174,948)	(416,347)
Total Valuation at October 31, 2011	$8,976,071	1,300,347	6,391,071	946,046

Warrants

As of October 31, 2011, there were outstanding warrants to purchase 137,841,857 shares of our common stock with exercise prices ranging from $0.15 to $0.1952 per share. Information on the outstanding warrants is as follows:

Type	Exercise Price	Amount	Expiration Date	Type of Financing
Common Stock Purchase Warrant	$0.15	47,090,487	August – October 2012	2007 Securities Purchase Agreement
Common Stock Purchase Warrant	$0.15	287,001	August 2012	August 2007 Notes
Common Stock Purchase Warrant	$0.15	23,593,122	May 2014	May 2011 Convertible Debt Financing
Common Stock Purchase Warrant	$0.15	7,754,902	October 2014	October 2011 Convertible Debt Financing
Common Stock Purchase Warrant	$0.15 - $0.17	22,630,101	January 2013 – April 2015	Bridge Notes
Common Stock Purchase Warrant	$0.15	7,674,512	August 2014	Executive Officer
Common Stock Purchase Warrant	$0.15-$0.1952	446,956	February 2012	Vendor & Other
Common Stock Purchase Warrant	$0.15	2,804,776	May 2014 - November 2015	Placement Agent – Convertible Debt Financing
	Subtotal	112,281,857

Common Stock Purchase Warrant	TBD (1)	25,560,000	April 2014	Optimus Preferred Stock Agreement (4/04/2011)
	Grand Total	137,841,857

(1)    For purposes of this warrant, exercise price means an amount per warrant share equal to the closing sale price of a share of common stock on the applicable tranche notice date.

Warrant Liability/Embedded Derivative Liability

  The fair value of the Warrants and Embedded Derivatives are estimated using an adjusted BSM model. The Company computes multiple valuations, each quarter, using the BSM model for each derivative instrument to account for the various possibilities that could occur due to changes in the inputs to the BSM model as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). The Company effectively weights each calculation based on the likelihood of occurrence to determine the value of the derivative at the reporting date. As of October 31, 2011, the fair value of the Warrants and Embedded Derivatives were determined to be approximately $6.4 million and $946,000, respectively.  As of October 31, 2010, the fair value of the Warrants and Embedded Derivatives were determined to be approximately $13.0 million and $81,000, respectively. We increased income approximately $9.8 million for net changes in the fair value of the common stock warrant liability and embedded derivative liability for the year ending October 31, 2011. We increased income approximately $446,000 for net changes in the fair value of the common stock warrant liability and embedded derivative liability for year ending October 31, 2010.

During the year ended October 31, 2011, investors in the Company exercised 7,233,341 warrants at a price of $0.15, resulting in total proceeds to the Company of approximately $1,085,000 In addition, in an effort to reduce the number of the warrants outstanding from the October 17, 2007 private placement by Advaxis, Inc. (the “ Company ”), the Company has entered into exchange agreements with certain of the holders of such warrants pursuant to which such holders received shares of the Company’s common stock, par value $0.001 per share (the “ Common Stock ”), and/or warrants to purchase shares of Common Stock in amounts that were determined in such negotiations. As of October 31, 2011, the Company has exchanged October 2007 warrants to purchase 28,511,125 shares of Common Stock, including Mr. Moore, in return for 5,840,748 shares of Common Stock and new warrants to purchase 14,651,854 shares of Common Stock (which number includes the warrants issued to Mr. Moore in exchange for his October 2007 warrants as described below). The new warrants issued pursuant to the exchanges are identical to the October 2007 warrants, except that such warrants do not contain any economic anti-dilution adjustment.

Furthermore, during the year ended October 31, 2011, Mr. Moore entered into an exchange agreement with the Company (the “ Exchange Agreement ”), pursuant to which he received a new warrant to purchase 7,674,512 shares of Common Stock (which new warrant (the “ Warrant ”) is identical to the October 2007 warrant except that it does not contain any economic anti-dilution adjustment rights, all as more particularly described in the Warrant attached hereto as Exhibit 4.1) in exchange for (i) surrendering an October 2007 warrant to purchase 2,666,667 shares of Common Stock and (ii) amending a Note Purchase Agreement, dated as of September 22, 2008, by and between the Company and Mr. Moore, to terminate his right to receive warrants in connection with an equity financing, including the equity financing the Company completed in May 2011, which otherwise would have permitted Mr. Moore to receive a warrant to purchase 4,118,956 shares of Common Stock.

 Therefore, primarily as a result of these efforts, the Company reduced the total number of outstanding warrants, subject to anti-dilution provisions, to approximately 49.4 million warrants, as of October 31, 2011.  In addition, the Company recorded a non-cash charge of approximately $458,000 to other expense (loss on retirement) and approximately $486,000 in non-cash warrant expense, for the fiscal year ended October 31, 2011, as a result of these warrant exchanges (including Mr. Moore).

The company recognized non-cash warrant expense of approximately $72,000, for the year ending October 31, 2011, related to the fair value of the additional warrants issued to bridge note holders as well as a placement agent for the sale of junior unsecured convertible promissory notes.

7. STOCK OPTIONS:

2004 Stock Option Plan

In November 2004, our board of directors adopted and our stockholders approved the 2004 Stock Option Plan, which we refer to as the 2004 plan.  The 2004 plan provides for the grant of options to purchase up to 2,381,525 shares of our common stock to employees, officers, directors and consultants.  Options may be either “incentive stock options” or non-qualified options under the Federal tax laws.  Incentive stock options may be granted only to our employees, while non-qualified options may be issued, in addition to employees, to non-employee directors and consultants.  As of October 31, 2011, all options to purchase shares of our common stock have been granted under the 2004 plan.

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

As of September 27, 2011, the date on which the Advaxis, Inc. 2011 Omnibus Incentive Plan was approved by our shareholders, no further awards may be made under the 2004 plan.

2005 Stock Option Plan

In June 2006 our board of directors adopted, and on June 6, 2006 our stockholders approved, the 2005 Stock Option Plan, which we refer to as the 2005 plan.

The 2005 plan provides for the grant of options to purchase up to 5,600,000 shares of our common stock to employees, officers, directors and consultants.  Options may be either “incentive stock options” or non-qualified options under the Federal tax laws.  Incentive stock options may be granted only to our employees, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to our employees.  As of October 31, 2011, all options to purchase shares of our common stock have been granted under the 2005 plan.

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

As of September 27, 2011, the date on which the Advaxis, Inc. 2011 Omnibus Incentive Plan was approved by our shareholders, no further awards may be made under the 2005 plan.

2009 Stock Option Plan

Our board of directors adopted the 2009 Stock Option Plan effective July 21, 2009, and recommended that it be submitted to our shareholders for their approval at the next annual meeting.  On April 23, 2010, our board of directors approved and adopted, and on June 1, 2010 our stockholders approved, the amended and restated 2009 Stock Option Plan, which we refer to as the 2009 plan.  An aggregate of 20,000,000 shares of our common stock (subject to adjustment by the compensation committee) are reserved for issuance upon the exercise of options granted under the 2009 plan.  As of October 31, 2011, options to purchase 358,101 shares of our common stock are available for grant under the 2009 plan. However, due to the approval of the Advaxis, Inc. 2011 Omnibus Incentive Plan by our shareholders, on September 27, 2011, no further awards may be made under the 2009 plan (see Note #7 for details on the Advaxis Inc. 2011 Omnibus Incentive Plan).

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

As of September 27, 2011, the date on which the Advaxis, Inc. 2011 Omnibus Incentive Plan was approved by our shareholders, no further awards may be made under the 2009 plan.

2011 Omnibus Incentive Plan

Our board of directors adopted the 2011 Omnibus Incentive Plan on August 22, 2011, and recommended that it be submitted to our shareholders for their approval at the next annual meeting.  On September 27, 2011, our stockholders approved the 2011 Omnibus Incentive Plan, which we refer to as the 2011 plan.  An aggregate of 20,000,000 shares of our common stock (subject to adjustment by the compensation committee) are reserved and available for delivery under the 2011 plan.   As of October 31, 2011, no grants had been made under the 2011 Omnibus Incentive Plan.

Upon receiving stockholder approval of the 2011 plan on September 27, 2011, no further awards were permitted to be made under the 2004 plan, the 2005 plan or the 2011 plan.

During any 12-month period, no participant in the 2011 plan may be granted (i) stock options or stock appreciation rights with respect to more than 4,000,000 shares of our common stock, or (ii) shares of restricted stock, restricted stock units, performance shares and other stock based-awards with respect to more than 4,000,000 shares of our common stock.  The maximum amount that may be paid out as performance units with respect to any 12-month performance period is $2,500,000 (pro-rated for any 12-month performance period that is less than 12 months), and with respect to any performance period that is more than 12 months, $2,000,000 multiplied by the number of full 12 month periods that are in the performance period.

The Committee, as defined below, is authorized to adjust the limitations described above and is authorized to adjust outstanding awards (including adjustments to exercise prices of options and other affected terms of awards) in the event that a dividend or other distribution, recapitalization, forward or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, share exchange or other similar corporate transaction or event affects our common stock so that an adjustment is appropriate. The Committee is also authorized to adjust performance conditions and other terms of awards in response to these kinds of events or in response to changes in applicable laws, regulations or accounting principles.

The persons eligible to receive awards under the 2011 plan are the officers, directors, employees, consultants and other persons who provide services to us on a full-time basis. The foregoing notwithstanding, only our full-time employees, or any of our parent corporations or subsidiary corporations, shall be eligible for purposes of receiving any incentive stock options.

The 2011 plan is to be administered by a committee designated by our board of directors consisting of not less than two directors (the “Committee”), provided, however, that except as otherwise expressly provided in the 2011 plan, our board of directors may exercise any power or authority granted to the Committee under the 2011 plan. Subject to the terms of the 2011 plan, the Committee is authorized to select eligible persons to receive awards, determine the type, number and other terms and conditions of, and all other matters relating to, awards, prescribe award agreements, and the rules and regulations for the administration of the 2011 plan, construe and interpret the 2011 plan and award agreements, correct defects, supply omissions or reconcile inconsistencies therein, and make all other decisions and determinations as the Committee may deem necessary or advisable for the administration of the 2011 plan.

The Committee is authorized to grant stock options, including both incentive stock options and non-qualified stock options, and stock appreciation rights entitling the participant to receive the amount by which the fair market value of a share of our common stock on the date of exercise exceeds the grant price of the stock appreciation right. The maximum term of each option or stock appreciation right, the times at which each option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised options or stock appreciation rights at or following termination of employment generally are fixed by the Committee, except that no option or stock appreciation right may have a term exceeding ten years. Methods of exercise and settlement and other terms of the options and stock appreciation right are determined by the Committee. The Committee, thus, may permit the exercise price of options awarded under the 2011 plan to be paid in cash, shares, other awards or other property (including loans to participants).

The Committee is authorized to grant restricted stock and restricted stock units. Restricted stock is a grant of shares of our common stock which may not be sold or disposed of, and which shall be subject to such risks of forfeiture and other restrictions as the Committee may impose. An award of restricted stock units confers upon a participant the right to receive shares of our common stock or cash equal to the fair market value of the specified number of shares of our common stock covered by the restricted stock units at the end of a specified deferral period, subject to such risks of forfeiture and other restrictions as the Committee may impose. Prior to settlement, an award of restricted stock units carries no voting or dividend rights or other rights associated with share ownership, although dividend equivalents may be granted, as discussed below.

The Committee is authorized to grant dividend equivalents conferring on participants the right to receive, currently or on a deferred basis, cash, shares of our common stock, other awards or other property equal in value to dividends paid on a specific number of shares of our common stock or other periodic payments. Dividend equivalents may be granted alone or in connection with another award, may be paid currently or on a deferred basis and, if deferred, may be deemed to have been reinvested in additional shares of our common stock, awards or otherwise as specified by the Committee.

The Committee is authorized to grant shares of our common stock as a bonus free of restrictions, or to grant shares of our common stock or other awards in lieu of our obligations to pay cash under the 2011 plan or other plans or compensatory arrangements, subject to such terms as the Committee may specify.

The Committee or our board of directors is authorized to grant awards that are denominated or payable in, valued by reference to, or otherwise based on or related to shares of our common stock. The Committee determines the terms and conditions of such awards.

The Committee is authorized to grant performance awards to participants on terms and conditions established by the Committee. The performance criteria to be achieved during any performance period and the length of the performance period are determined by the Committee upon the grant of the performance award. Performance awards may be settled by delivery of cash, shares or other property, or any combination thereof, as determined by the Committee. The Committee may, in its discretion, determine that the amount payable as a performance award will be reduced from the amount of any potential award.

Awards may be settled in the form of cash, shares of our common stock, other awards or other property, in the discretion of the Committee. The Committee may require or permit participants to defer the settlement of all or part of an award in accordance with such terms and conditions as the Committee may establish, including payment or crediting of interest or dividend equivalents on deferred amounts, and the crediting of earnings, gains and losses based on deemed investment of deferred amounts in specified investment vehicles. The Committee may condition any payment relating to an award on the withholding of taxes and may provide that a portion of any shares of our common stock or other property to be distributed will be withheld (or previously acquired shares of our common stock or other property be surrendered by the participant) to satisfy withholding and other tax obligations.

The Committee may, in its discretion, accelerate the exercisability, the lapsing of restrictions or the expiration of deferral or vesting periods of any award, and such accelerated exercisability, lapse, expiration and if so provided in the award agreement or otherwise determined by the Committee, vesting shall occur automatically in the case of a “change in control” of the Company, as defined in the 2011 plan (including the cash settlement of stock appreciation rights which may be exercisable in the event of a change in control).

Our board of directors may amend, alter, suspend, discontinue or terminate the 2011 plan or the Committee’s authority to grant awards without further stockholder approval, except that stockholder approval must be obtained for any amendment or alteration if such approval is required by law or regulation or under the rules of any stock exchange or quotation system on which shares of our common stock are then listed or quoted. Thus, stockholder approval may not necessarily be required for every amendment to the 2011 plan which might increase the cost of the 2011 plan or alter the eligibility of persons to receive awards. Stockholder approval will not be deemed to be required under laws or regulations, such as those relating to incentive stock options, that condition favorable treatment of participants on such approval, although our board of directors may, in its discretion, seek stockholder approval in any circumstance in which it deems such approval advisable. Unless earlier terminated by our board of directors, the 2011 plan will terminate at the earliest of (a) such time as no shares of our common stock remain available for issuance under the 2011 plan, (b) termination of the 2011 plan by our board of directors, or (c) the tenth anniversary of the effective date of the 2011 plan. Awards outstanding upon expiration of the 2011 plan shall remain in effect until they have been exercised or terminated, or have expired.

A summary of the grants, cancellations and expirations (none were exercised) of the Company’s outstanding options for the periods starting with October 31, 2009 through October 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value

Outstanding as of October 31, 2009	18,331,591	0.16	6.0	$306,500
Granted	11,075,000	0.16	9.8	42,500
Exercised	(306,000)	0.09	8.1	(16,860)
Cancelled or Expired	(2,633,167)	0.12	8.6	(104,912)
Outstanding as of October 31, 2010	26,467,424	0.16	7.4	415,967
Granted	850,000	0.12	9.2	15,200
Cancelled or Expired	-	-	-	-
Outstanding as of October 31, 2011	27,317,424	0.16	8.1	367,417

Vested & Exercisable at October 31, 2011	20,451,266	$0.16	6.75	$337,082

The fair value of options granted for the year ended October 31, 2011 amounted to $103,125

As of October 31, 2011, there was approximately $759,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining average vesting period of 2.3 years.

A summary of the status of the Company’s nonvested shares as of October 31, 2009, and changes during the years ended October 31, 2010 and 2011 are presented below:	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Contractual Term (in years)
Non-vested shares at October 31, 2009	6,720,417	$0.10	8.7
Options Granted	10,108,333	$0.14	2.8
Options Vested	(4,518,333)	$0.10	1.0
Non-vested shares at October 31, 2010	12,310,417	$0.13	2.3
Options Granted	850,000	$0.12	9.5
Options Vested	(6,294,259)	0.13	8.45
Non-Vested shares at October 31, 2011	6,866,158	.15	9.0

8. COMMITMENTS AND CONTINGENCIES :

University of Pennsylvania

On May 10, 2010, we entered into a second amendment to the Penn license agreement pursuant to which we acquired exclusive licenses for an additional 27 patent applications related to our proprietary Listeria vaccine technology.   As part of this amendment we exercised our option for the rights to seven additional patent dockets, including 23 additional patent applications, at an option exercise fee payable in the form of $35,000 in cash and $70,000 in our common stock (approximately 388,889 shares of our common stock based on a price of $0.18 per share) and agreed to pay historical patent costs incurred by the University of Pennsylvania at a cost of approximately $462,000. As of October 31, 2011, the Company owed Penn approximately $249,000 under all licensing agreements.

During the year ended October 31, 2011, the Company paid approximately $405,000 to Penn under all licensing agreements.

Other

Pursuant to a Clinical Research Service Agreement, the Company is obligated to pay Pharm–Olam International for service fees related to our Phase I clinical trial. As of October 31, 2011, the Company has an outstanding balance of $223,620 on this agreement.

On June 19, 2009 we entered into a Master Agreement and on July 8, 2009 we entered into a Project Agreement with Numoda, a leading clinical trial and logistics management company, to oversee Phase II clinical activity with ADXS11-001 for the treatment of invasive cervical cancer and CIN.  Numoda will be responsible globally for integrating oversight and logistical functions with the clinical research organizations, contract laboratories, academic laboratories and statistical groups involved.  The scope of this agreement covers over three years and is estimated to cost approximately $12.2 million for both trials. Per the agreement, the Company is permitted to pay a portion of outstanding charges to Numoda in the form of the Company’s common stock and during May 2010, the Company issued 3,500,000 shares of its common stock to an affiliate of Numoda in satisfaction of $350,000 in services rendered by Numoda to the Company under the Master Agreement. The Company has recorded deferred expenses on the balance sheet for this amount and amortizes this amount to expense over thelife of the agreement. At October 31, 2011, there was a balance of approximately $1.1 million in deferred expenses related to the Numoda project.  From inception of these agreements through October 31, 2011, the Company has paid Numoda approximately $6.3 million.

New Office & Laboratory Lease

In April 2011, the Company entered into a Sublease Agreement and relocated the current offices and laboratory to a 9,143 square foot leased facility in Princeton, NJ approximately 12 miles south of its former location.  The agreement is for a period of approximately twenty months at the rate of approximately $15,600 per month plus utilities. Utility costs are estimated to be $7,200 per month and are capped at approximately $10,700 per month. Under the current lease, the Company expects to spend approximately $72,000 through October 31, 2011 and approximately $288,000 for the fiscal year ended October 31, 2012.  The Company made an initial payment of approximately $54,000 prior to entering the new facility.   As an inducement to enter into the agreement, the company will receive rent abatement for a specified number of months through July 31, 2011. The agreement has a termination date of November 29, 2012 and the Company is in discussions with building owner for lease terms beyond this date.

As a result of the rent abatement period, the Company recorded differences between actual rent payments and straight-line rent expense to a deferred liability account.  As of October 31, 2011, this amount was approximately $62,000.

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

9.    INCOME TAXES:

The Company has a net operating loss carry forward of approximately $32,485,000 and $20,095,000 at October 31, 2011 and 2010, respectively, available to offset taxable income through 2030.  Due to change in control provisions, the Company’s utilization of these losses may be limited. The tax effects of loss carry forwards give rise to a deferred tax asset and a related valuation allowance at October 31, as follows:

	2011	2010
Net operating loss carryforwards-federal	$12,994,244	$8,038,146
Stock based compensation	1,474,016	1,202,168
Valuation on warrants	(3,241,085)	-
Others	(613,170)	-
Less valuation allowance	(10,614,005)	(9,240,314)
	$-	$-

The difference between income taxes computed at the statutory federal rate of 34% and the provision for income taxes relates to the following:

	Year ended October 31, 2011	Year ended October 31, 2010

Pre-Tax Book Income (Loss)	34.00%	34.00%
Perm Item	-19.61%	-
Change in Valuation Allowance	-16.93%	(34)
Other	2.54%	-
Total	-%	-%

In a letter dated November 13, 2008 from the New Jersey Economic Development Authority we were notified that our application for the New Jersey Technology Tax Certificate Transfer Program was preliminarily approved. Under the State of New Jersey NOL Transfer Program for small business we received a net cash amount of $922,020 on December 12, 2008 from the sale of our State Net Operating Losses (“NOL”) through December 31, 2007 of $1,084,729. In January 2010, the company received a net cash amount of $278,978 from the sale of some of our State Net Operating Losses (“NOL”) through December 31, 2008.  In February 2011, the Company received a net cash amount of $379,742 from the sale of our State Net Operating Losses (“NOL”) through the year ending October 31, 2009.  We have received notification from the State of New Jersey that the Company is eligible to sell approximately $408,000 in Net Operating Losses related to our 2010 fiscal year.

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

 We are no longer subject to audit under the statute of limitations by the Internal Revenue Service and state jurisdictions through 2006.

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

11. SHAREHOLDERS’ EQUITY :

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

From November 1, 2010, through October 31, 2011 the Company issued and sold 177 shares of non-convertible, redeemable Series B Preferred Stock to Optimus pursuant to the terms of a Preferred Stock Purchase.  Prior to closing on the Preferred Stock purchase, the company received $300,000 from Optimus in exchange for promissory notes (subsequently repaid at closing).  The Company received gross proceeds of $1.47 million (net proceeds of $1.34 million) from this transaction.

In connection with these transactions, Optimus exercised 15,752,903 warrants at exercise prices ranging from $.15 to $.155. In addition, on April 4, 2011, under an amendment to the Preferred Stock Purchase Agreement dated July 19, 2010, the Company issued Optimus a three-year warrant to purchase 25,560,000 shares of the Company’s common stock at an initial exercise price of $0.15.  As of October 31, 2011, 25,560,000 warrants remained outstanding.

As of October 31, 2011, the Company continued to have 284 shares of its Series B Preferred Stock available for sale to Optimus at a gross purchase price of $10,000.  Under the terms of the May 2011 Notes, the Company may issue Optimus securities only to the extent the net proceeds of such issuance are used to repay May 2011 Noteholders.

Warrants

Some of our warrants (except the warrants issued to an affiliate of Optimus) contain “full-ratchet” anti-dilution provisions originally set at $0.20 with a term of five years.  The Optimus transaction on January 11, 2010 triggered the anti-dilution provisions of the warrant agreements requiring a reset of both the price of these warrants (from $.20 to $.17) and an increase in amount of warrants.  Subsequently, the Optimus transaction on September 28, 2010 triggered the anti-dilution provisions of the warrant agreements requiring a reset of both the price of these warrants (from $0.17 to $0.15) and an increase in the amount of warrants.  Therefore, any future financial offering or instrument issuance below $0.15 per share of the Company’s common stock or warrants will cause further anti-dilution and/or repricing provisions in approximately 49.4 million of our outstanding warrants.

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

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of October 31, 2011:

Level 3 — 2011
Fair Value of Embedded Derivative	$946,046
Common Stock Warrants	$6,391,071
Total	$7,337,117

. Accordingly, the derivatives were valued using the Black-Scholes model as described in Note 6

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial instruments that are required to be measured at fair value as of October 31, 2011 and October 31, 2010:

October 31, 2011	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $.15 - $0.1952 from February 2011 through November 2015	$-	$	$6,391,071	$6,391,071
Embedded derivative liability, convertible at $0.15 from August 2011 through May 2012	$-	$	$946,046	$946,046

October 31, 2010	Level 1		Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $.15 - $0.287 from February 2011 through August 2015	$		$-	$13,006,194	$13,006,194
C Embedded derivative liability, convertible at $0.15 from October 2010 through May 2011		$-	$-	$81,028	$81,028

As of October 31, 2011, the fair values of the Company's Level 3 financial instruments were $7,337,117. As of October 31, 2010, the fair values of these financial instruments, classified as Level 3 financial instruments, were $13,087,222.  These financial instruments consist of common stock warrants and embedded derivatives.

As of October 31, 2011 and October 31, 2010, the Company held no Level 2 or Level 1 financial instruments.

As of October 31, 2011, the fair value of the Company's Level 3 financial instruments totaled $7,491,422.  The Level 3 financial instruments consist of common stock warrants issued by the Company between October 2005 and May 2011, which include features requiring liability treatment of the warrants. The fair value of warrants issued to purchase 91,415,804 shares of the Company’s common stock was estimated by the Company using the Black-Scholes model (BSM Model).  The Company computes valuations, each quarter, using the BSM model for each warrant to account for the various possibilities that could occur due to changes in the inputs to the BSM model as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). The Company effectively weights each calculation based on the likelihood of occurrence to determine the value of the warrant at the reporting date.

There were no transfers of assets or liabilities between level 1, level 2 and level 3 during the twelve months ended October 31, 2011 or 2010.

The following table summarizes the changes in fair value of the Company's Level 3 financial instruments for the twelve months ended October 31, 2011:  The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the twelve months ended October 31, 2010.

Embedded derivative liability
	October 31, 2011	October 31, 2010
Beginning balance at October 31, 2010 and 2009	$81,028	$1,086,514
Issuance of embedded derivatives associated with convertible notes	3,505,605	522,530
Note Conversions and Payoffs	(683,977)	(825,682)
Reclassification of embedded derivative liability to equity	(190,449)	-
Change in fair value	(1,766,161)	(702,334)
Ending balance	$946,046	$81,028

Common stock warrant liability:
	October 31, 2011	October 31, 2010
Beginning balance at October 31, 2010 and 2009	$13,006,194	$11,961,734
Issuance of common stock warrants	5,065,326	8,579,900
Exercises and Exchanges of warrants	(3,826,409)	(7,792,198)
Reclassification of common stock warrant liability to equity	101,867	-
Change in fair value	(7,955,907)	256,758
Ending balance	$6,391,071	$13,006,194

13. SUBSEQUENT EVENTS

December 2011 Note Financing

On December 29, 2011, we entered into a Note Purchase Agreement, which we refer to as the December 2011 purchase agreement, with certain accredited investors, whereby the investors acquired approximately $1.2 million of our convertible promissory notes, which we refer to as the Notes, for an aggregate purchase price of approximately $1.0 million in a private placement, which we refer to as the December 2011 offering. The Notes were issued with an original issue discount of 15%. Each investor paid $0.85 for each $1.00 of principal amount of Notes purchased at the closing of the December 2011 offering. The Notes are convertible into shares of our common stock, at a per share conversion price equal to $0.15. Additionally, each investor received a warrant, which we refer to as the Warrants, to purchase such number of shares of our common stock equal to 50% of such number of shares of our common stock issuable upon conversion of the Note at an exercise price of $0.15 per share.

The Notes mature on January 9, 2013. We may redeem the Notes under certain circumstances. The Warrants are exercisable at any time on or before January 9, 2015. The Warrants may be exercised on a cashless basis under certain circumstances.

To the extent an investor does not elect to convert its Notes as described above, the principal amount of the Notes not so converted on or prior to the maturity date shall be payable in cash on the maturity date.

The Notes may be converted by the investors, at the option of such investor, in whole or in part.  However, except as otherwise provided in the Notes, only 85% of the initial principal amount of each Note is convertible prior to maturity.  The Notes and Warrants include a limitation on conversion or exercise, which provides that at no time will an investor be entitled to convert any portion of the Notes or exercise any of the Warrants, to the extent that after such conversion or exercise, such investor (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of our common stock as of such date.

In connection with the December 2011 offering, we intend to enter into a Registration Rights Agreement with the investors.  Pursuant to such agreement, we agree with the investors to provide certain rights to register under the Securities Act of 1933, as amended, the shares of our common stock issuable upon any conversion of the Notes and the exercise of the Warrants, and agree to file a registration statement within 45 days of the closing of the December 2011 offering to register the offering of the shares of our common stock issuable upon conversion of the Notes and the exercise of the Warrants.

Rodman & Renshaw, LLC, which we refer to as Rodman, a subsidiary of Rodman & Renshaw Capital Group, Inc. (NASDAQ:RODM) acted as the exclusive placement agent in connection with the December 2011 offering and received compensation of a cash placement fee equal to 7% of the aggregate purchase price paid by investors in the December 2011 offering (approximately $73,000) and Warrants to purchase 575,098 shares of our common stock (approximately 7% of the shares of our common stock issuable upon conversion of the Notes), which warrants are exercisable at $0.15 per share and shall expire on January 9, 2015.

Junior Subordinated Convertible Promissory Notes

During November and December 2011, the Company converted approximately $169,000 in principal into 1,126,667 shares of the Company’s common stock at an conversion price of $0.15, in full satisfaction of these junior subordinated convertible promissory notes.

In addition, the Company paid approximately $53,000 in principal on an outstanding junior subordinated convertible promissory note.  In exchange for extending the remaining principal on this note, of approximately $300,000, for an additional nine months, the Company agreed to issue this investor approximately 2.3 million additional warrants at an exercise price of $0.15 as well as pay additional interest in the amount of approximately $53,000.

May 2011 Notes

During November and December 2011, the Company converted approximately $1.7m in principal into 11,313,727 shares of the Company’s common stock at an conversion price of $0.15.

October 2011 Notes

During December 2011 and January 2012, the Company converted $1.28 million in principal into 8,183,333 shares of the Company’s common stock at an conversion price of $0.15.

University of Pennsylvania

On December 12, 2011, we entered into a third amendment to the Penn license agreement pursuant to which we acquired an exclusive worldwide license agreement for additional patent applications from the laboratory of Dr. Yvonne Paterson.  One application pertains to the antigen ISG15 from Penn for use in our Lm -LLO based immunotherapies for the treatment of cancer and other diseases.  This intellectual property resulted from work performed in the laboratory of Dr. Yvonne Paterson that demonstrated ISG15 was an effective immunological target for the treatment of a number of different cancers in animal models, including ovarian, colon, breast and other cancers.  SG-15 expression is elevated in “triple negative” breast cancer, a disease in which HER2, estrogen and progesterone receptors are lacking, and thus has no defined therapeutic immune target at the moment.  An Lm-LLO vaccine that targets ISG-15 may prove to be an effective agent in an area where there is a significant unmet medical need.  As part of this amendment, we exercised our option for the rights to two additional patent dockets at an option exercise fee payable in the form of $20,000 in cash.