Form 10-Q
period 2012-01-31
Advaxis, Inc.
filed 2012-03-16
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of March 9, 2012 was 286,471,666.

INDEX

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	2

	Balance Sheets at January 31, 2012 (unaudited) and October 31, 2011	2

	Statements of Operations for the three month periods ended January 31, 2012 and 2011 and the period March 1, 2002 (inception) to January 31, 2012 (unaudited)	3

	Statement of Stockholders’ Deficiency for the three month period ended January 31, 2012 (unaudited)	4

	Statements of Cash Flow for the three month periods ended January 31, 2012 and 2011 and the period March 1, 2002 (inception) to January 31, 2012 (unaudited)	5

	Supplemental Disclosures of Cash Flow Information and Supplemental Schedule of Noncash Investing and Financing Schedules	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES		26

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

ADVAXIS, INC.

(A Development Stage Company)

BALANCE SHEETS

	(unaudited) January 31, 2012	October 31, 2011
ASSETS
Current Assets:
Cash	$588,442	$1,096,538
Other Current Asset Receivable	-	477,788
Prepaid expenses	14,085	37,474
Other Current Assets	83,182	2,221
Total Current Assets	685,709	1,614,021

Deferred expenses	1,351,648	1,380,103
Intangible Assets (net of accumulated amortization)	2,347,818	2,256,852
Deferred Financing Cost	79,523	65,848
Other Assets	374,140	323,738

TOTAL ASSETS	$4,838,838	$5,640,562

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and Accrued Expenses	$5,866,832	$5,396,594
Notes Payable – convertible promissory notes and fair value of embedded derivative	3,964,766	5,091,298
Notes payable –Officer (including interest payable)	381,326	408,069
Total Current Liabilities	10,212,924	10,895,961

Deferred Rent	48,031	62,441
Long-term Convertible Notes	108,610	570,802
Common Stock Warrant	5,527,591	6,391,071
Total Liabilities	15,897,156	17,920,275

Shareholders’ Deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; Series B Preferred Stock; issued and outstanding 740 at January 31, 2012 and at October 31, 2011.
Common Stock - $0.001 par value; authorized 500,000,000 shares, issued and outstanding 278,655,727 at January 31, 2012 and 250,173,570 at October 31, 2011.	278,655	250,173
Additional Paid-In Capital	37,947,296	33,000,064
Promissory Note Receivable	(9,998,210)	(9,998,210)
Deficit accumulated during the development stage	(39,286,059)	(35,531,740)
Total Shareholders’ Deficiency	(11,058,318)	(12,279,713)
TOTAL LIABILITIES & SHAREHOLDERS’ DEFICIENCY	$4,838,838	$5,640,562

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended January 31,		Period from March 1, 2002 (Inception) to January 31,
	2012	2011	2012
Revenue	$-	-	$1,863,343

Research & Development Expenses	2,212,909	1,987,691	25,369,649
General & Administrative Expenses	1,031,392	981,956	22,211,225
Total Operating expenses	3,244,301	2,969,647	47,580,874

Loss from Operations	(3,244,301)	(2,969,647)	(45,717,531)

Other Income (expense):
Interest expense	(1,616,882)	(532,349)	(12,066,219)
Other Income	6,744	37,330	254,451
(Loss) Gain on note retirement	(86,417)	-	1,108,428
Net changes in fair value of common stock warrant liability and embedded derivative liability	839,750	3,841,861	15,251,436
Net Loss before benefit for income taxes	(4,101,106)	377,195	(41,169,435)

Income tax benefit	346,787	379,472	1,927,260

Net Income (Loss)	(3,754,319)	756,667	(39,242,175)

Dividends attributable to preferred shares	185,000	989,020	1,767,570

Net Loss applicable to Common Stock	$(3,939,319)	$(232,353)	$(41,009,745)

Net Loss per share, basic and diluted	$(.02)	$-

Weighted average number of shares outstanding, basic	262,831,912	206,807,491

Weighted average number of shares, diluted	262,831,912	206,807,491

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.

(a development stage company)

STATEMENT OF SHAREHOLDERS’ DEFICIENCY

Period from November 1, 2011 to January 31, 2012

	Preferred Stock		Common Stock				Deficit
	Number of				Stock		Accumulated
	Shares of Outstanding	Amount	Number of shares of outstanding	Amount	Subscription Receivable	Additional Paid- in Capital	During the Development Stage	Shareholders’ Equity (Deficiency)
Balance at October 31, 2011	740		$250,173,570	$250,173	$(9,998,210)	$33,000,064	$(35,531,740)	$(12,279,713)
Common Stock Issued Upon Exercise of Warrants			2,745,097	2,745		409,019		411,764
Options granted to employees& directors						289,725		289,725
Options granted to consultants						10,459		10,459
Common stock issued upon conversion of Bridge Notes			1,126,667	1,127		167,873		169,000
Common stock issued upon conversion of May 2011 Notes			12,827,065	12,827		2,017,109		2,029,936
Common stock issued upon conversion of October 2011 Notes			8,183,333	8,183		1,340,601		1,348,784
Issuance of common stock warrants with December 2011 Notes						279,807		279,807
Interest on Optimus Notes						50,402		50,402
Common stock issued upon partial conversion of long-term convertible promissory notes			3,600,000	3,600		382,237		385,837
Net( Loss)							(3,754,319)	(3,754,319)
Balance at January 31, 2012	740		278,655,732	$278,655	$(9,998,210)	$37,947,296	$(39,286,059)	$(11,058,318)

ADVAXIS, INC.
(A Development Stage Company)
STATEMENTS OF CASH
FLOWS
(unaudited)

	Three Months Ended January 31,		Period from March 1, 2002 (Inception) to January 31,
	2012	2011	2012
OPERATING ACTIVITIES
Net income (loss)	$(3,754,319)	$756,667	$(39,242,175)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash charges to consultants and employees for options and stock	300,184	240,582	4,100,829
Amortization of deferred financing costs	-	-	260,000
Amortization of discount on convertible promissory notes	532,559	73,364	1,688,952
Impairment of intangible assets	-	-	26,087
Non-cash interest expense	1,075,524	414,890	9,646,256
Gain on change in value of warrants and embedded derivative	(839,750)	(3,841,861)	(15,251,436)
Warrant Expense	-	35,523	764,210
Value of penalty shares issued	-	-	149,276
Depreciation expense	-	9,784	195,672
Amortization expense of intangibles	35,409	32,265	630,049
Other Income	-	-	33,478
Loss (Gain) on note retirement	86,417	-	(1,108,428)
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expenses	23,389	15,862	(14,084)
Decrease in grant receivable	-	244,479	-
(Increase) in income tax receivable		(379,472)	-
Increase in other current assets	(80,961)	(77,221)	(83,182)
Increase in other assets	-	53,968	(132,271)
(Increase) decrease in deferred expenses	28,455	(63,259)	(843,920)
Increase (decrease) in accounts payable and accrued expenses	470,238	375,504	7,395,494
Increase (decrease) in deferred rent	(14,410)	-	48,031
Increase (decrease) in interest payable	8,257	43,953	(57,605)
Net cash used in operating activities	(2,129,008)	(2,172,908)	(31,794,767)
INVESTING ACTIVITIES
Cash paid on acquisition of Great Expectations	-	-	(44,940)
Purchase of property and equipment	-	-	(150,093)
Cost of intangible assets	(126,375)	(74,817)	(3,042,115)
Net cash used in Investing Activities	(126,375)	(74,817)	(3,237,148)
FINANCING ACTIVITIES
Proceeds from convertible debenture	-	-	1,995,000
(Increase) in deferred offering expenses	(28,500)		(80,500)
Cash paid for deferred financing costs	-	(25,000)	(584,493)
Principal payments on notes payable	(87,941)	(187,582)	(2,779,030)
Proceeds from notes payable	1,451,963	1,380,000	15,403,885
Net proceeds of issuance of Preferred Stock	-	1,077,966	8,610,499
Cancellation of warrants	-	-	(600,000)
Proceeds from exercise of warrants	411,765	-	1,666,766
Net proceeds of issuance of common stock	-	-	11,988,230
Net cash provided by Financing Activities	1,747,287	2,245,384	35,620,357
Net increase (decrease) in cash	(508,096)	(2,341)	588,442
Cash at beginning of period	1,096,538	108,381	-
Cash at end of period	$588,442	$106,040	$588,442

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosures of Cash Flow Information

	Three months ended January 31,		Period from March 1, 2002 (Inception) to January 31,
	2012	2011	2012
Cash paid for Interest	$52,941	$44,292	$734,933

Supplemental Schedule of Noncash Investing and Financing Activities

	Three months ended January 31,		Period from March 1, 2002 (Inception) to January 31,
	2012	2011	2012
Equipment acquired under notes payable	$-	$-	$45,580
Common stock issued to Founders	$-	$-	$40
Notes payable and accrued interest converted to Preferred Stock	$-	$-	$15,969
Stock dividend on Preferred Stock	$-	$-	$43,884
Accounts Payable from consultants settled with Common Stock	$-	$-	$51,978
Notes payable and embedded derivative liabilities converted to Common Stock	$3,547,719	$-	$9,382,969
Intangible assets acquired with notes payable	$-	$-	$360,000
Intangible assets acquired with common stock	$-	$-	$70,000
Debt discount in connection with recording the original value of the embedded derivative liability	$306,568	$200,569	$6,473,385
Allocation of the original secured convertible debentures to warrants	$-	$-	$214,950
Allocation of the warrants on convertible notes as debt discount	$279,807	$651,846	$2,710,406
Cancellation of Note Receivable in connection with Preferred Stock Redemption	$-	$(3,051,000)	$(3,051,000)
Note receivable in connection with exercise of warrants	$-	$1,795,500	$9,998,210
Warrants Issued in connection with issuance of Common Stock	$-	$-	$1,505,550
Warrants Issued in connection with issuance of Preferred Stock	$-	$-	$3,587,625

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Advaxis is a biotechnology company developing the next generation of immunotherapies for cancer and infectious diseases. Our platform technology is designed to generate a comprehensive immune response by serving as its own adjuvant, directing antigen presentation, increasing tumor infiltrating killer T-cells, and decreasing Tregs/MDSCs in the tumor. Today, the Company has over fifteen distinct constructs in various stages of development, directly developed by the Company and through strategic collaborations.

Since the Company’s inception in 2002, it has focused its initial development efforts upon immunotherapies targeting cervical cancer, its predecessor condition, cervical intraepithelial neoplasia, head and neck cancer, breast cancer, prostate cancer, and other cancers and infectious diseases. Although no products have been commercialized to date, research and development and investment continue to be placed behind the pipeline and the advancement of this technology. Pipeline development entails risk and expense. It is anticipated that ongoing operational costs for the Company will continue to increase significantly due to several ongoing clinical trials in this fiscal year.

Basis of Presentation

The accompanying unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim period. The October 31, 2011 balance sheet is derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011 (the “Form 10-K’). These interim financial statements should be read in conjunction with the Company’s financial statements and notes for the fiscal year ended October 31, 2011 included in the Form 10-K. The Company believes these financial statements reflect all adjustments and reclassifications that are necessary for a fair presentation of its financial position and results of operations for the periods presented.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material. The most significant estimates impact the following transactions or account balances: stock compensation, liabilities (including the embedded derivative liability), warrant valuation, impairment of intangibles and projected operating results.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts (checking) that at times exceed federally insured limits.

Intangible Assets

Intangible assets primarily consist of legal and filing costs associated with obtaining patents and licenses. The license and patent costs capitalized primarily represent the value assigned to the Company’s 20-year exclusive worldwide license agreement with Penn, which are amortized on a straight-line basis over their remaining useful lives which are estimated to be twenty years from the effective date of Penn Agreement dated July 1, 2002. The value of the license and patents are based on management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future uses.

We review our long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable and its carrying amount exceeds its fair value, which is based upon estimated undiscounted future cash flows. Net assets are recorded on the balance sheet for patents and licenses related to ADXS-HPV, ADXS-PSA and ADXS-HER2 and other products that are in development. However, if a competitor were to gain FDA approval for a treatment before us or if future clinical trials fail to meet the targeted endpoints, we would likely record an impairment related to these assets. In addition, if an application is rejected or fails to be issued we would record an impairment of its estimated book value.

Research and Development Expenses

Research and development costs are expensed as incurred and include but are not limited to clinical trial and related manufacturing costs, payroll and personnel expenses, lab expenses, facilities and related overhead costs.

Accounting for Stock-Based Compensation

Stock-based compensation is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton option-pricing model (hereinafter referred to as the “BSM model”) and is recognized as expense over the requisite service period. The BSM model requires various assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. See Note 9 for information on stock-based compensation expense incurred in the three months ending January 31, 2012.

Warrants/Embedded Derivatives

The Company has outstanding Warrants in conjunction with its convertible promissory notes (junior unsubordinated convertible promissory notes (“Bridge Notes”) and the May 2011, October 2011 and December 2011 Notes).  The Company has two classifications of warrants: liability or equity. The liability warrants are recorded at fair value at issuance, using the Black-Scholes valuation model (BSM Model), and will continue to be recorded at fair value each subsequent balance sheet date. Any change in value between reporting periods will be recorded on the statement of operations at each reporting date. The liability warrants will remain until such time as they are exercised or expire at which time they will be adjusted to fair value and reclassified from liabilities to equity. The equity warrants are recorded at their relative fair values at issuance, using the Relative Fair Value Method.

The Company has convertible features (embedded derivatives) in its convertible promissory notes (junior unsubordinated convertible promissory notes (“Bridge Notes”), the May 2011, October 2011 and December 2011 Notes and our long-term convertible promissory notes). The embedded derivatives are recorded at fair value and classified as liabilities on the balance sheet. The embedded derivatives will continue to be recorded at fair value each subsequent balance sheet date. Any change in value between reporting periods will be recorded on the statement of operations at each reporting date. These embedded derivatives will remain until such time as they are exercised or expire at which time they will be adjusted to fair value and reclassified from liabilities to equity.

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

The table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share:

	As of January 31 ,
	2012	2011
Warrants	140,976,812	97,165,981
Stock Options	45,057,424	26,517,424
Convertible Debt (using as-if converted method)	46,155,102	13,275,133
Total	232,189,338	136,958,538

4. INTANGIBLE ASSETS

The following is a summary of intangible assets as of the end of the following fiscal periods:

	(Unaudited)
	January 31, 2012	October 31, 2011
License	$651,992	$651,992
Patents	2,243,880	2,117,505
Total intangibles	2,895,872	2,769,497
Accumulated Amortization	(548,054)	(512,645)
Intangible Assets	$2,347,818	$2,256,852

The expirations of the existing patents range from 2014 to 2023 but the expirations can be extended if market approval is granted and/or based on existing laws and regulations. Amortization expense amounted to $35,409 and $32,265 for the three months ended January 31, 2012 and January 31, 2011, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

The following table represents the major components of accounts payable and accrued expenses:

	January 31, 2012	October 31, 2011
Accounts Payable	5,249,397	4,778,508
Salaries and other compensation	$520,624	$531,040
Clinical Trial	16,134	-
Consultants	32,200	32,200
Legal	26,709	46,346
Other	21,768	8,500
	$5,866,832	$5,396,594

6. NOTES PAYABLE - CONVERTIBLE PROMISSORY NOTES

Junior Subordinated Convertible Promissory Notes

We refer to all Junior Subordinated Convertible Promissory Notes as “Bridge Notes”.

The Bridge Notes are convertible into shares of the Company’s common stock at a fixed exercise price. For every dollar invested in our Bridge Notes, each Investor received warrant coverage ranging from approximately 23% to 75%, subject to adjustments upon the occurrence of certain events as more particularly described below and in the form of Warrant. As of January 31, 2012, substantially all of the Bridge Warrants have an exercise price of $.15 per share. The Bridge Notes may be prepaid in whole or in part at the option of the Company without penalty at any time prior to the Maturity Date. The warrants may be exercised on a cashless basis under certain circumstances.

During the three months ended January 31, 2012, the Company paid approximately $53,000 in principal on its Bridge Notes. In addition, the Company converted approximately $169,000 of principal on these Bridge Notes into 1,126,667 shares of the Company’s common stock at a conversion price of $0.15 per share. The Company recorded noncash expense of approximately $27,000 to the gain on note retirement account resulting from these conversions for the three months ended January 31, 2012.

As of January 31, 2012, the Company had approximately $530,000 in principal outstanding on its junior subordinated convertible promissory notes with Original Issue Discount (“OID”) amounts ranging from 10% to 15% and with maturity dates ranging from October 19, 2011 to May 12, 2012.

May 2011 Note Financing

On May 9, 2011, we entered into a Note Purchase Agreement with certain accredited investors, whereby the Company issued to investors acquired approximately $7.1 million of our convertible promissory notes, which we refer to as the May 2011 Notes, for an aggregate purchase price of approximately $6.0 million in a private placement.

During the three months ended January 31, 2012, the Company converted approximately $1,924,000 in principal into 12,827,065 shares of the Company’s common stock at a conversion price of $0.15.  At January 31, 2012, the Company had approximately $3.3 million in principal outstanding on the May 2011 Notes.

October 2011 Note Financing

On October 28, 2011, we entered into a Note Purchase Agreement, which we refer to as the October 2011 Notes, with certain accredited investors, including Thomas A. Moore, our Chairman and Chief Executive Officer, and Mark J. Rosenblum, our Chief Financial Officer, (Mr. Rosenblum acquired a note in the principal amount of approximately $59,000 for an aggregate purchase price of $50,000) whereby the investors acquired approximately $2.3 million of our convertible promissory notes for an aggregate purchase price of approximately $2.0 million in a private placement, which we refer to as the October 2011 offering. The October 2011 Notes purchased in the October 2011 offering were paid for in cash or, with respect to Notes acquired by Mr. Moore, in exchange for the cancellation of $400,000 of outstanding indebtedness owed by us to Mr. Moore.

During the three months ended January 31, 2012, the Company converted $1,227,500 in principal into 8,183,333 shares of the Company’s common stock at a conversion price of $0.15. At January 31, 2012, the Company had approximately $1.1 million in principal outstanding on the October 2011 Notes.

December 2011 Note Financing

On December 29, 2011, we entered into a Note Purchase Agreement, which we refer to as the December 2011 Notes, with certain accredited investors, whereby the investors acquired approximately $1.2 million of our convertible promissory notes for an aggregate purchase price of approximately $1.0 million in a private placement, which we refer to as the December 2011 offering. The December 2011 Notes were issued with an original issue discount of 15%. Each investor paid $0.85 for each $1.00 of principal amount of Notes purchased at the closing of the December 2011 offering. The Notes are convertible into shares of our common stock, at a per share conversion price equal to $0.15. Additionally, each investor received a warrant, which we refer to as the Warrants, to purchase such number of shares of our common stock equal to 50% of such number of shares of our common stock issuable upon conversion of the Note at an exercise price of $0.15 per share.

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

In connection with the December 2011 offering, we entered into a Registration Rights Agreement with the investors.  Pursuant to such agreement, we agree with the investors to provide certain rights to register under the Securities Act of 1933, as amended, the shares of our common stock issuable upon any conversion of the Notes and the exercise of the Warrants, and agree to file a registration statement within 7 business days of the closing of the December 2011 offering to register the offering of the shares of our common stock issuable upon conversion of the Notes and the exercise of the Warrants.

At January 31, 2012, all $1.2 million in principal on the December 2011 Notes remained outstanding.

Rodman & Renshaw, LLC acted as the exclusive placement agent in connection with each of the May, October and December 2011 offerings and received compensation of cash placement fees equal to amounts ranging from 6% to 7% of the aggregate purchase price paid by investors and Warrants to purchase 3,328,625 shares of our common stock (approximately 4% of the shares of our common stock issuable upon conversion of all the Notes), which warrants are exercisable at $0.15 per share and shall expire on dates ranging from May 12, 2014 to January 9, 2015.

We refer to all convertible promissory notes with a maturity date less than one year (the Bridge Notes, May 2011 Notes, October 2011 Notes and December 2011 Notes) collectively as “Convertible Promissory Notes”

Short-term Convertible Promissory Notes – Principal Value – Issued	$17,271,703
Principal payments on Bridge Notes	(2,124,851)
Short-term Convertible Promissory Note Conversions	(9,024,728)
Bridge Note Exchanges	(3,421)
Original Issue Discount, net of accreted interest	(1,025,966)
Fair Value of Attached Warrants at issuance	(5,514,180)
Fair Value of Embedded Derivatives at issuance	(6,034,500)
Accreted interest on embedded derivative and warrant liabilities	9,679,213

Convertible Notes- as of January 31, 2012	$3,223,270
Embedded Derivatives Liability at January 31, 2012	741,496
Notes Payable – convertible promissory notes and fair value of embedded derivative	$3,964,766

Long-term Convertible Promissory Notes

On April 28, 2011, Advaxis, Inc. issued and sold to an accredited investor a convertible promissory note of the Company (“Long-term Convertible Promissory Notes”) in the aggregate principal amount of $500,000 (together with the related ancillary documents, the “ A-Note ”) in return for the payment in cash from the Investor of $500,000.  The A-Note bears interest in the form of a one-time interest charge of 8% of the principal amount of the A-Note, payable with the A-Note’s aggregate principal amount outstanding on the maturity date, April 28, 2014.  The A-Note is convertible, in whole or in part, into shares of the Company’s common stock, $0.001 par value. at a per share conversion price equal to 80% of the average of the two lowest trade prices for the Common Stock in the 20 trading days previous to the effective date of each such conversion, subject to a conversion floor of $0.15.  The A-Note may be prepaid by the Company without penalty beginning twelve months after issue date of the A-Note.  To the extent the Investor does not elect to convert the A-Note as described above, the principal amount of the A-Note not so converted shall be payable in cash on the maturity date.

On April 28, 2011, the Company also issued and sold to the same accredited investor a convertible promissory note of the Company (“Long-term Convertible Promissory Notes”) in the aggregate principal amount of $800,000 (together with the related ancillary documents, the “ B-Note ” and together with the A-Note, the “ Company Notes ”). The B-Note bears interest in the form of a one-time interest charge of 8% of the principal amount of the B-Note, payable with the B-Note’s aggregate principal amount outstanding on the maturity date, April 28, 2014.  All or any portion of the aggregate principal and interest outstanding under the B-Note is convertible, at the option of the Investor from time to time (subject to the prior pre-payment of the such principal amount of the C-Note (as defined below) equal to the such principal amount of the B-Note subject to such conversion), into shares of Common Stock, at a per share conversion price equal to 80% of the average of the two lowest trade prices for the Common Stock in the 20 trading days previous to the effective date of each such conversion, subject to a conversion floor of $0.15.

Concurrently with the issuance of the B-Note, the Investor issued and delivered to the Company a secured and collateralized promissory note (together with the related ancillary documents, the “ C-Note ”), which served as the sole consideration paid to the Company for the Company’s issuance of the B-Note to the Investor.  The C-Note was issued in the aggregate principal amount of $800,000, bears interest in the form of a one-time interest charge of 8% of the principal amount of the C-Note, payable with the C-Note’s aggregate principal amount outstanding on the maturity date, April 28, 2014.  The C-Note is to be secured by $800,000 of an unspecified money market fund, or other assets, having a value of at least $800,000.

Immediately after the purchase by the Investor of the B-Note for the C-Note, the Investor delivered to the Company the sum of $80,000 in cash as a pre-payment on the principal amount outstanding under the C-Note.  In September 2011, the investor delivered another $80,000 under a separate C-Note.  While no further mandatory principal or interest payments are due on the C-Note until its maturity date, the C-Note contemplates (but does not require) further voluntary pre payments by the Investor on the C-Note to the Company.

Additionally, the Investor may purchase up to an additional $3.0 million in aggregate principal amount of notes in the form of the B-Note from the Company (each, an “ Additional B-Note s”).  The purchase price for each such Additional B-Note issued to the Investor will be paid by the issuance by the Investor to the Company of an additional note in the form of the C-Note (each, an “ Additional C-Note ”), with such Additional B-Notes and Additional C-Notes containing the same terms and provisions described above.

We refer to all convertible promissory notes, with a maturity date greater than one year collectively as “Long-term Convertible Notes”

During the three months ended January 31, 2012, the Company converted $540,000 of principal on these long-term convertible promissory notes into 3,600,000 shares of the Company’s common stock.  Since the note contains a conversion feature that allows for a variable number of shares, these notes are valued at fair value at each reporting date. The Company recorded noncash income of approximately $76,000 due to changes in the fair value of the long-term convertible promissory notes for the three months ended January 31, 2012. As of January 31, 2012, the outstanding principal to be repaid on these notes was $172,800 and the fair value of these notes was $108,610.

7. NOTES PAYABLE –OFFICER

On September 22, 2008, Advaxis entered into an agreement (the “Moore Agreement”) with the Company’s Chief Executive Officer, Thomas Moore, pursuant to which the Company agreed to sell senior promissory notes to Mr. Moore, from time to time (“the Moore Notes”). The terms and maturity date of the Moore Notes have been amended from time to time to change maturity dates and repayment provisions. Currently, under the terms of the amended and restated Moore Notes: (i) the maturity date is the earlier of (x) the date of consummation of an equity financing by us in an amount of $6.0 million or more and (y) the occurrence of any event of default as defined in the Moore Notes, (ii) Mr. Moore may elect, at his option, to receive accumulated interest thereon on or after April 15, 2011, (iii) we will make monthly installment payments of $100,000 on the outstanding principal amount beginning on June 15, 2011, and (iv) we may retain, at the option of Mr. Moore, $200,000 of the repayment amount for investment in our next equity financing.

In addition, Mr. Moore acquired a Note in the October 2011 Offering in exchange for the cancellation of $400,000 of outstanding indebtedness owed by the Company under the Moore Notes. As an investor in the October 2011 Offering, Mr. Moore received 1,568,627 warrants at an exercise price of $0.15. These warrants expire in October 2014.

For the three months ended January 31, 2012, the Company paid Mr. Moore $35,000 in principal.  As of January 31, 2012, the Company was not in default under the terms of the Moore Agreement.  As of January 31, 2012, the Company owed Mr. Moore approximately $381,000, inclusive of accrued interest in the amount of approximately $143,000 in the form of a Note Payable –Officer and approximately $471,000 in the form of the October 2011 Notes.

8. DERIVATIVE INSTRUMENTS

The table below lists the Company’s derivative instruments as of January 31, 2012:

Description	Principal	Original Issue Discount	Warrant Liability		Embedded Derivative Liability
Total Valuation at October 31, 2011	$8,976,071	$1,300,347	$6,391,071		$946,046
Issuance of December 2011 Notes	1,232,353	258,178	-		306,568
Conversion of Bridge Notes	(169,000)				-
Conversion of May 2011 Notes	(1,924,060)				(341,342)
Conversion of October 2011 Notes	(1,227,500)				(329,433)
Partial Note Repayments	(52,941)
Conversion of Long-term Convertible Promissory Notes	(540,000)
Exchange of Warrants			59,572
Accreted Interest		(532,559)		)
Change in FV			(923,052)		159,657
Total Valuation at January 31, 2012	$6,294,923	$1,025,966	$5,527,591		$741,496

Warrants

As of January 31, 2012, there were outstanding warrants to purchase 140,976,812 shares of our common stock with exercise prices ranging from $0.15 to $0.17 per share. Information on the outstanding warrants is as follows:

Type	Exercise Price	Amount	Expiration Date	Type of Financing
Common Stock Purchase Warrant	$0.15	48,687,599	October 2012	2007 Securities Purchase Agreement
Common Stock Purchase Warrant	$0.15	287,001	August 2012	August 2007 Notes
Common Stock Purchase Warrant	$0.15	22,416,652	May 2014	May 2011Convertible Debt Financing
Common Stock Purchase Warrant	$0.15	6,186,275	October 2014	October 2011 Convertible Debt Financing
Common Stock Purchase Warrant	$0.15	4,107,842	January 2015	December 2011 Convertible Debt Financing
Common Stock Purchase Warrant	$ 0.15-$0.17	22,630,101	January 2013 – April 2015	Bridge Notes
Common Stock Purchase Warrant	$0.15	7,674,512	August 2014	Executive Officer
Common Stock Purchase Warrant	$0.15	46,956	N/A	Vendor & Other
Common Stock Purchase Warrant	$0.15	3,379,874	May 2014 - November 2015	Placement Agent – Convertible Debt Financing
	Subtotal	115,416,812

Common Stock Purchase Warrant	TBD (1)	25,560,000	April 2014	Optimus Preferred Stock Agreement (04/04/2011)
	Grand Total	140,976,812

(1)    During December 2011, the Company unreserved for issuance shares related to the Optimus warrants. If exercisable, exercise price means an amount per warrant share equal to the closing sale price of a share of common stock on the applicable tranche notice date.

Warrant Liability/Embedded Derivative Liability

Warrant Liability

As of January 31, 2012, the Company had approximately 103 million of its total 141 million outstanding warrants classified as liabilities (liability warrants). The Company utilizes the BSM Model to calculate the fair value of these warrants at issuance and at each subsequent reporting date. For those warrants with exercise price reset features (anti-dilution provisions), the Company computes multiple valuations, each quarter, using an adjusted BSM model, to account for the various possibilities that could occur due to changes in the inputs to the BSM model as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). The Company effectively weights each calculation based on the likelihood of occurrence to determine the value of the warrants at the reporting date. Approximately 45 million or our 103 million liability warrants are subject to anti-dilution provisions. A certain number of liability warrants contain a cash settlement provision in the event of a fundamental transaction (as defined in the common stock purchase warrant). Any changes in the fair value of the warrant liability (i.e. - the total fair value of all outstanding liability warrants at the balance sheet date) between reporting periods will be reported on the statement of operations.

At January 31, 2012, the fair value of the warrant liability was approximately $5.5 million. For the three months ended January 31, 2012 and January 31, 2011, the Company reported income of approximately $923,000 and $3.8 million, respectively, due to changes in the fair value of the warrant liability.

Embedded Derivative Liability

The Company has convertible features (Embedded Derivatives) in its outstanding convertible promissory notes (which include our Bridge Notes, May 2011 Notes, October 2011 Notes and December 2011 Notes).  The Embedded Derivatives are recorded as liabilities at issuance.  These Embedded Derivatives are valued using the Black-Scholes Model (BSM Model) and are subject to revaluation at each reporting date. Any change in fair value between reporting periods will be reported on the statement of operations.

At January 31, 2012, the fair value of the Embedded Derivative Liability was approximately $741,000. For the three months ended January 31, 2012 and January 31, 2011, the Company reported expense of approximately $160,000 and income of approximately $52,000, respectively, due to changes in the fair value of the Embedded Derivative Liability.

9. ACCOUNTING FOR STOCK BASED COMPENSATION PLANS

The Company records compensation expense associated with stock options based on the estimated fair value of each option award that was granted using the Black-Scholes option valuation model.

The table below summarizes compensation expenses from share-based payment awards:

	For the three months ending January 31,
	2012	2011
Research and development	$135,673	$96,168
General and Administrative	164,511	144,414
Total stock compensation expense recognized	$300,184	$240,582

Total unrecognized estimated compensation expense related to non-vested stock options granted and outstanding as of January 31, 2011 was approximately $2.8 million which is expected to be recognized over a weighted-average period of approximately 2.5 years.

No options were exercised over the three month period ended January 31, 2012. For the three month period ended January 31, 2012, the Company granted 17,740,000 options at an exercise price of approximately $0.15. The Company utilized the following assumptions in the Black-Scholes valuation model to arrive at a fair value of $0.1448 per option granted during the three months ended January 31, 2012:

Exercise Price:	$0.148
Stock Price:	$0.148
Days to Maturity:	3,650 days (10-year life for all options granted)
Risk-free Rate:	2.10%
Volatility:	143%

A summary of changes in the stock option plan for three months ended January 31, 2012 is as follows:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at October 31, 2011:	27,317,424	$0.16
Granted	17,740,000	$0.15
Exercised	-	—
Expired
Outstanding at January 31, 2012	45,057,424	$0.16
Exercisable at January 31, 2012	23,140,952	$0.16
Not Exercisable at January 31, 2012	21,916,472	$0.15

2011 Employee Stock Purchase Plan

Our board of directors adopted the Advaxis, Inc. 2011 Employee Stock Purchase Plan, which we refer to as the ESPP, on August 22, 2011, and our stockholders approved the ESPP on September 27, 2011. The ESPP allows employees to purchase common stock of the Company at an 85% discount to the market price on designated exercise dates. Employees were eligible to participate in the ESPP beginning December 30, 2011. 5,000,000 shares of our common stock are reserved for issuance under the ESPP.

During the three months ended January 31, 2012, approximately $2,200 was withheld from employees, on an after-tax basis, in order to purchase 15,862 shares of our common stock in February 2012.

10. COMMITMENTS AND CONTINGENCIES

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

On December 12, 2011, we entered into a third amendment to the Penn license agreement pursuant to which we acquired an exclusive worldwide license agreement for additional patent applications from the laboratory of Dr. Yvonne Paterson at an option exercise fee of $20,000.

As of January 31, 2012, the Company owed approximately $455,000 to Penn under all licensing agreements.

Other

Pursuant to a Clinical Research Service Agreement, the Company is obligated to pay Pharm–Olam International for service fees related to our Phase I clinical trial. As of January 31, 2012, the Company has an outstanding balance of $223,620 on this agreement.

On June 19, 2009 we entered into a Master Agreement and on July 8, 2009 we entered into a Project Agreement with Numoda, a leading clinical trial and logistics management company, to oversee Phase II clinical activity with ADXS11-001 for the treatment of invasive cervical cancer and CIN.  Numoda will be responsible globally for integrating oversight and logistical functions with the clinical research organizations, contract laboratories, academic laboratories and statistical groups involved.  The scope of this agreement covers over three years and is estimated to cost approximately $12.2 million for both trials. Per the agreement, the Company is permitted to pay a portion of outstanding charges to Numoda in the form of the Company’s common stock and during May 2010, the Company issued 3,500,000 shares of its common stock to an affiliate of Numoda in satisfaction of $350,000 in services rendered by Numoda to the Company under the Master Agreement. The Company has recorded a deferred expense on the balance sheet for this amount and amortizes this amount to expense over the life of the agreement. As the Company is billed by Numoda on a monthly basis, these costs are capitalized to deferred expenses. As the clinical trials progress in terms of patient enrollment and time, the Company reduces the deferred expense balance and recognizes clinical trials expense on the statement of operations. From inception through January 31, 2012, the Company has paid Numoda approximately $7.2 million.

Office & Laboratory Lease

In April 2011, the Company entered into a Sublease Agreement and relocated the current offices and laboratory to a 9,143 square foot leased facility in Princeton, NJ approximately 12 miles south of its former location.  The agreement is for a period of approximately twenty months at the rate of approximately $15,600 per month plus utilities. Utility costs are estimated to be $7,200 per month and are capped at approximately $10,700 per month. Under the current lease, the Company expects to spend approximately $288,000 for the fiscal year ended October 31, 2012.  As an inducement to enter into the agreement, the company will receive rent abatement for a specified number of months through July 31, 2011. The agreement has a termination date of November 29, 2012 and the Company is in discussions with building owner for lease terms beyond this date.

As a result of the rent abatement period, the Company recorded differences between actual rent payments and straight-line rent expense to a deferred liability account.  As of January 31, 2012, this amount was approximately $48,000.

11. SHAREHOLDERS’ EQUITY

Series B Preferred Stock Financing

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

For the three months ended January 31, 2012, the Company did not issue and sell any shares of non-convertible, redeemable Series B Preferred Stock to Optimus pursuant to the terms of a Preferred Stock Purchase.

As of January 31, 2012, the Company continued to have 284 shares of its Series B Preferred Stock available for sale to Optimus at a gross purchase price of $10,000 per share in addition to 25,560,000 warrants remaining outstanding. These warrants may vest and become exercisable only if the Company delivers a tranche notice. During December 2011, the Company unreserved common shares related to these warrants.  In addition, under the terms of each of the May, October and December 2011 Notes, the Company may issue Optimus securities only to the extent the net proceeds of such issuance are used to repay May, October and December 2011 Noteholders.

Warrants

During the three months ending January 31, 2012, investors in the Company exercised 2,745,097 warrants at a price of $0.15 per share, resulting in total proceeds to the Company of approximately $412,000.  In addition, in an effort to reduce the number of the warrants outstanding from the October 17, 2007 private placement by Advaxis, Inc. (the “ Company ”), the Company has entered into exchange agreements with certain of the holders of such warrants pursuant to which such holders received shares of the Company’s common stock, par value $0.001 per share (the “ Common Stock ”), and/or warrants to purchase shares of Common Stock in amounts that were determined in such negotiations. For the three months ended January 31, 2012, the Company exchanged October 2007 warrants to purchase 4,791,337 shares of Common Stock for new warrants to purchase 6,388,449 shares of Common Stock. The new warrants issued pursuant to the exchanges are identical to the October 2007 warrants, except that such warrants do not contain any economic anti-dilution adjustment. The Company recorded noncash expense of approximately $25,000 to the changes in fair value account resulting from this exchange for the three months ended January 31, 2012. As of January 31, 2012, the Company had approximately 44.6 million warrants subject to anti-dilution provisions. Therefore, any future financial offering or instrument issuance below $0.15 per share of the Company’s common stock or warrants will cause further anti-dilution and/or repricing provisions in these 44.6 million warrants.

At January 31, 2012, the Company had approximately 38 million of its total 141 million outstanding warrants classified as equity (equity warrants). At issuance, equity warrants are recorded at their relative fair values, using the Relative Fair Value Method, in the stockholders equity section of the balance sheet. Our equity warrants can only be settled through the issuance of shares and are not subject to anti-dilution provisions.

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

•   Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

The following table provides the liabilities carried at fair value measured on a recurring basis as of January 31, 2012:

January 31, 2012	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $.15 - $0.17 from August 2012 through November 2015	$-	$	$5,527,591	$5,527,591
Embedded derivative liability, convertible at $0.15 from May 2012 through January 2013	$-	$	$741,496	$741,496

The following table summarizes the changes in fair value of the Company's Level 3 financial instruments for the three months ended January 31, 2012 and January 31, 2011

Embedded derivative liability

	January 31, 2012	January 31, 2011
Beginning balance at October 31, 2011 and 2010	$946,046	$81,028
Issuance of embedded derivatives associated with convertible notes	306,568	200,569
Note Conversions and Payoffs	(670,755)	-
Change in fair value	159,657	(51,972)
Ending balance	$741,496	$229,625

Common stock warrant liability:

	January 31, 2012	January 31, 2011
Beginning balance at October 31, 2011 and 2010	$6,391,071	$13,006,194
Issuance of common stock warrants	-	600,407
Exercises and Exchanges of warrants	59,572	(1,295,884)
Change in fair value	(923,502)	(3,789,889)
Ending balance	$5,527,591	$8,520,828

13. SUBSEQUENT EVENTS

Junior Unsecured Subordinated Convertible Promissory Notes

During February 2012, the Company entered into an exchange agreement with an accredited investor in which the investor exchanged a convertible promissory note in the aggregate principal amount of $300,000 for (i) a convertible promissory note in the aggregate principal amount of $352,941 and in substantially the same form as the existing note except with a maturity date of June 2012 and (ii) a warrant to purchase up to 2,352,940 shares of common stock at an exercise price of $0.15 per share. The warrants expire in February 2015.

May 2011 Notes

During February 2012, the Company converted $38,000 in principal into 253,333 shares of the Company’s common stock at a conversion price of $0.15. The Company has approximately $3.2 million in principal outstanding on the May 2011 Notes.

December 2011 Notes

During February 2012, the Company converted $742,500 in principal into 4,950,000 shares of the Company’s common stock at a conversion price of $0.15. The Company has approximately $500,000 in principal outstanding on the December 2011 Notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward Looking Statements

The Company has included in this Quarterly Report certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company’s business, operations and financial condition. “Forward-looking statements” consist of all non-historical information, and the analysis of historical information, including the references in this Quarterly Report to future revenues, collaborative agreements, future expense growth, future credit exposure, earnings before interest, taxes, depreciation and amortization, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements, and the Company’s plans for future periods. In addition, the words “could”, “expects”, “anticipates”, “objective”, “plan”, “may affect”, “may depend”, “believes”, “estimates”, “projects” and similar words and phrases are also intended to identify such forward-looking statements. Such factors include the risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011 and other factors discussed in connection with any forward-looking statement.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2012 AND 2011

Revenue

We did not record any revenue for the three months ended January 31, 2012 and 2011.

Research and Development Expenses

Research and development expenses increased by approximately $225,000 or 11% to approximately $2,213,000 for the three months ended January 31, 2012 as compared with approximately $1,988,000 for the same period a year ago principally attributable to clinical trial expenses increasing significantly resulting from the continuation of our clinical trials in the United States and India as well as expenses related to the initiation of clinical trial studies related to cervical and prostate cancer. In addition, overall compensation expense was higher in the current period resulting from additional employees, increased stock-based compensation and increases in salaries.

We anticipate continued increases in R&D expenses as a result of expanded development efforts primarily related to clinical trials and product development. In addition, expenses will be incurred in the development of strategic and other relationships required to license, manufacture and distribute our product candidates.

General and Administrative Expenses

General and administrative expenses increased by approximately $49,000 or 5%, to approximately $1,031,000 for the three months ended January 31, 2012 as compared with approximately $982,000 for the same period a year ago. This was the result of higher overall compensation expense resulting from increased stock-based compensation, severance paid to a former employee and higher office and related expenses in the current period resulting from the relocation of the Company’s operations to Princeton, NJ in April 2011. These increases were offset by a decrease in noncash warrant expense in the current period when compared with the same period a year ago.

Interest Expense

For the three months ended January 31, 2012, interest expense increased to approximately $1,617,000 from approximately $532,000 primarily due to the sale of convertible promissory notes in May, October and December 2011.  Additionally, the debt discounts related to the original fair values of both warrants and embedded derivatives are amortized to interest expense over the life of these convertible promissory notes.

 Other Expense/ Income

Interest Income was $0 as compared with approximately $54,000 in the same period a year ago. We record all interest earned on Optimus promissory notes to equity in accordance with ASC 505 10-45. The Optimus promissory notes are classified in the equity section of the balance sheet as a promissory note receivable.

Other income was approximately $7,000 for the three months ended January 31, 2012 as compared with other expenses of approximately $17,000 in the same period a year ago as a result of favorable changes in foreign exchange rates relating to transactions with certain vendors.

Gain on Note Retirement

For the three months ended January 31, 2012, we recorded a charge to income of approximately $86,000 resulting from the exchange by an investor of 2007 warrants that contained anti-dilution provisions, for a larger number of warrants with no anti-dilution provisions in addition to the conversion of some bridge notes into shares of the Company’s common stock

Changes in Fair Values

 For the three months ended January 31, 2012, the Company recorded income from changes in the fair value of the warrant liability and embedded derivative liability of approximately $840,000 compared with income of approximately $3.8 million in same period a year ago. In the current period, the increase in income of approximately $840,000 resulted from a decrease in the Black-Scholes value of each liability warrant due to a smaller range of share prices used in the calculation of the BSM Model volatility input somewhat offset by a slight increase in our share price over the three months ended January 31, 2012.

For the three months ended January 31, 2011, the Company recorded income resulting from a decrease in the Black-Scholes value of each liability warrant due to a smaller range of share prices used in the calculation of the BSM Model volatility input in addition to a slight decrease in our share price for the three months ended January 31, 2011.

Potential future increases or decreases in our stock price will result in increased or decreased warrant and embedded derivative liabilities, respectively, on our balance sheet and therefore increased or decreased expenses being recognized in our statement of operations in future periods.

Income Tax Benefit

In the three months ended January 31, 2012, the income tax benefit was approximately $347,000 due to the receipt of a NOL tax credit from the State of New Jersey tax program compared to approximately $379,000 in NOL tax credits received from the State of New Jersey tax program in the three months ended January 31, 2011.

Liquidity and Capital Resources

Since our inception through January 31, 2012, the Company has reported accumulated net losses of approximately $39.3 million and recurring negative cash flows from operations. We anticipate that we will continue to generate significant losses from operations for the foreseeable future.

Cash used in operating activities, for the three months ending January 31, 2012, was approximately $2.1 million, primarily as a result of the following: increased R&D spending on clinical trials and higher general and administrative spending.

Cash used in investing activities, for the three months ended January 31, 2012, was approximately $126,000 resulting from spending in support of our intangible assets (patents) and costs paid to the University of Pennsylvania for patents.

Cash provided by financing activities, for the three months ended January 31, 2012, was approximately $1.7 million, resulting from net proceeds received from the sale of convertible promissory notes ($1.3 million) and the exercise of warrants (approximately $412,000).

  Notes Payable

The Company issued convertible promissory notes (December 2011 Offering) in the aggregate principal amount of approximately $1.2 million (net cash received of approximately $1 million) during the three months ended January 31, 2012. During the three months ended January 31, 2012, the Company paid approximately $53,000 in principal value on its Bridge Notes. (See Note #6)

During the three months ended January 31, 2012, the Company repaid $35,000 in principal on a convertible secured debenture from an Officer of the Company.

Our limited capital resources and operations to date have been funded primarily with the proceeds from public and private equity and debt financings, NOL tax sales and income earned on investments and grants.  We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future, due to the substantial investment in research and development. As of January 31, 2012 and October 31, 2011, we had an accumulated deficit of $39,286,059 and $35,531,740, respectively and shareholders’ deficiency of $11,058,318 and $12,279,713, respectively.

During the three months ended January 31, 2012, the Company sold $1.2 million of Convertible promissory notes for a net purchase price of $1.0 million and received cash from warrant exercises in the amount of approximately $412,000.  The cash was used to reduce overdue payables and finance day to day operations.

Based on our available cash, we do not have adequate cash on hand to cover our anticipated expenses for the next 12 months. If we fail to raise a significant amount of capital, we may need to significantly curtail operations in the near future. These conditions raised substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent public accounting firm relating to our financial statements for the year ended October 31, 2011 included a going concern explanatory paragraph.

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

Off-Balance Sheet Arrangements

As of January 31, 2012, we had no off-balance sheet arrangements.

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

Warrants

Warrants were issued in connection with the equity financings completed in October 2007, the preferred equity financing with Optimus, our Bridge Notes issued from June 2009 through May 2011 and convertible promissory notes issued in the May, October and December 2011 offerings. At issuance, we estimate the fair value of these instruments using the Black-Scholes model, which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining term and the closing price of our common stock. For those warrants classified as liabilities on the balance sheet, we estimate their fair value at each subsequent balance sheet date. Changes in assumptions used to estimate the fair value of these derivative instruments could result in a material change in the fair value of the instruments. We believe the assumptions used to estimate the fair values of the warrants are reasonable.

As of January 31, 2012, we had outstanding warrants (including 25,560,000 warrants owned by Optimus as part of the Series B purchase agreement) to purchase 140,976,812 shares of our common stock (adjusted for anti-dilution provisions to-date).  Approximately 102.6 million of these warrants (including Optimus) are classified as liabilities on the balance sheet. Approximately 38.3 million of these warrants are classified as equity on the balance sheet. Substantially all warrants have an exercise price of $0.15 per share.

New Accounting Pronouncements

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

Changes in Internal Control over Financial Reporting

During the quarter ended January 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date hereof, there are no pending legal proceedings to which we are a party or of which any of our property is the subject.  In the ordinary course of our business we may become subject to litigation regarding our products or our compliance with applicable laws, rules, and regulations.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended October 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period covered by this report, we have issued unregistered securities to the persons as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 3(a)(9) or Section 4(2) thereof and/or Regulation D promulgated there under. All recipients had adequate access to information about us. We have not furnished information under this item to the extent that such information previously has been included under Item 3.02 in a Current Report on Form 8-K.

In November 2011, the registrant entered into exchange agreements with certain of the holders of the warrants outstanding from its October 17, 2007 private placement, pursuant to which such holders received warrants to purchase shares of the registrant’s common stock in amounts that were determined in such negotiations. During the first quarter of 2012, the registrant has exchanged October 2007 warrants to purchase 4,791,337 shares of its common stock in return new warrants to purchase 6,388,449 shares of its common stock. The new warrants issued pursuant to the exchanges are substantially identical to the October 2007 warrants, except that such warrants do not contain any economic anti-dilution adjustment rights.

ITEM 5.  OTHER INFORMATION.

None

Item 6. Exhibits.

4.1	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.1	Amendment No. 1 to the Advaxis, Inc. 2011 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on December 20, 2011.

10.2	Form of Convertible Promissory Note. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.3	Form of Note Purchase Agreement, dated as of December 29, 2011, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.4	Form of Registration Rights Agreement, by and between Advaxis, Inc. and each of the several investors signatory thereto. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on January 5, 2012.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

____________

* Filed herewith

** Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVAXIS, INC.
Registrant

Date: March 15, 2012	By:	/s/ Thomas Moore
Thomas Moore
Chief Executive Officer and Chairman of the Board

	By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum
Chief Financial Officer, Senior Vice President and Secretary

