Form 10-Q
period 2012-04-30
Advaxis, Inc.
filed 2012-06-14
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of June 11, 2012 was 363,451,168.

INDEX

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	2

	Balance Sheets at April 30, 2012 (unaudited) and October 31, 2011	2

	Statements of Operations for the three and six month periods ended April 30, 2012 and 2011 and the period March 1, 2002 (inception) to April 30, 2012 (unaudited)	3

	Statement of Stockholders’ Deficiency for the six month period ended April 30, 2012 (unaudited)	4

	Statements of Cash Flow for the six month periods ended April 30, 2012 and 2011 and the period March 1, 2002 (inception) to April 30, 2012 (unaudited)	5

	Supplemental Disclosures of Cash Flow Information and Supplemental Schedule of Noncash Investing and Financing Schedules	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

SIGNATURES		29

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

ADVAXIS, INC.

(A Development Stage Company)

BALANCE SHEETS

	(unaudited) April 30, 2012	October 31, 2011
ASSETS
Current Assets:
Cash	$5,628	$1,096,538
Other Current Asset Receivable	-	477,788
Prepaid expenses	696	37,474
Other Current Assets	58,182	2,221
Total Current Assets	64,506	1,614,021

Deferred expenses - clinical	773,871	1,380,103
Property, Plant & Equipment (net of accumulated depreciation)	87,252	-
Intangible Assets (net of accumulated amortization)	2,376,116	2,256,852
Deferred Financing Cost	59,674	65,848
Interest Receivable & Other Assets	423,446	323,738

TOTAL ASSETS	$3,784,865	$5,640,562

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and Accrued Expenses	$7,472,494	$5,396,594
Deferred Investment Funds	240,000	-
Notes Payable – convertible promissory notes and fair value of embedded derivative	4,256,711	5,091,298
Notes payable –Officer (including interest payable)	388,368	408,069
Total Current Liabilities	12,357,573	10,895,961

Deferred Rent	33,622	62,441
Long-term Convertible Notes	99,602	570,802
Common Stock Warrant	3,090,088	6,391,071
Total Liabilities	15,580,885	17,920,275

Shareholders’ Deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; Series B Preferred Stock; issued and outstanding 740 at April 30, 2012 and at October 31, 2011.
Common Stock - $0.001 par value; authorized 500,000,000 shares, issued and outstanding 287,038,332 at April 30, 2012 and 250,173,570 at October 31, 2011.	287,037	250,173
Additional Paid-In Capital	39,602,775	33,000,064
Promissory Note Receivable	(9,998,210)	(9,998,210)
Deficit accumulated during the development stage	(41,687,622)	(35,531,740)
Total Shareholders’ Deficiency	(11,796,020)	(12,279,713)

TOTAL LIABILITIES & SHAREHOLDERS’ DEFICIENCY	$3,784,865	$5,640,562

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,		Period from March 1, 2002 (Inception) to April 30,
	2012	2011	2012	2011	2012
Revenue	$-	$-	$-	$-	$1,863,343

Research & Development Expenses	2,215,834	2,446,710	4,428,743	4,434,401	27,585,483
General & Administrative Expenses	1,013,993	961,645	2,045,385	1,943,601	23,225,218
Total Operating expenses	3,229,827	3,408,355	6,474,128	6,378,002	50,810,701

Loss from Operations	(3,229,827)	(3,408,355)	(6,474,128)	(6,378,002)	(48,947,358)

Other Income (expense):
Interest expense	(1,579,626)	(418,697)	(3,196,508)	(951,045)	(13,645,845)
Other Income	(6,404)	20,277	340	57,606	248,047
Gain (Loss) on note retirement	(335,476)	5,904	(421,893)	5,904	772,952
Net changes in fair value of common stock warrant liability and embedded derivative liability	2,749,770	(5,834,546)	3,589,520	(1,992,685)	18,001,206
Net Loss before benefit for income taxes	(2,401,563)	(9,635,417)	(6,502,669)	(9,258,222)	(43,570,998)

Income tax benefit	-	-	346,787	379,472	1,927,260

Net Loss	(2,401,563)	(9,635,417)	(6,155,882)	(8,878,750)	(41,643,738)

Dividends attributable to preferred shares	185,000	179,666	370,000	1,168,686	1,952,570

Net Loss applicable to Common Stock	$(2,586,563)	$(9,815,083)	$(6,525,882)	$(10,047,436)	$(43,596,308)

Net Loss per share, basic and diluted	$(.01)	$(.05)	$(.02)	$(.05)

Weighted average number of shares outstanding, basic and diluted	285,322,425	213,370,738	273,945,902	210,079,887

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.

(a development stage company)

STATEMENT OF SHAREHOLDERS’ DEFICIENCY

Period from November 1, 2011 to April 30, 2012

(Unaudited)

	Preferred Stock		Common Stock				Deficit
	Number of				Stock		Accumulated
	Shares of Outstanding	Amount	Number of shares of outstanding	Amount	Subscription Receivable	Additional Paid- in Capital	During the Development Stage	Shareholders’ Equity (Deficiency)
Balance at October 31, 2011	740	$-	$250,173,570	$250,173	$(9,998,210)	$33,000,064	$(35,531,740)	$(12,279,713)
Common Stock Issued Upon Exercise of Warrants			2,745,097	2,745		409,019		411,764
Options granted to employees and directors						289,725		289,725
Options granted to consultants						10,459		10,459
Common stock issued upon conversion of Bridge Notes			1,126,667	1,127		167,873		169,000
Common stock issued upon conversion of May 2011 Notes			12,827,060	12,827		2,017,109		2,029,936
Common stock issued upon conversion of October 2011 Notes			8,183,333	8,183		1,340,601		1,348,784
Issuance of common stock warrants with December 2011 Notes						279,807		279,807
Interest on Optimus Notes						50,402		50,402
Common stock issued upon partial conversion of long-term convertible promissory notes			3,600,000	3,600		382,237		385,837
Net Loss							(3,754,319)	(3,754,319)
Balance at January 31, 2012	740	$-	278,655,727	$278,655	$(9,998,210)	$37,947,296	$(39,286,059)	$(11,058,318)
Common Stock Issued Upon Exchange of Warrants			1,597,112	1,597		221,998		223,595
Options granted to employees						279,045		279,045
Options granted to consultants						8,333		8,333
Common stock issued upon conversion of May 2011 Notes			253,333	253		35,207		35,460
Common stock issued upon conversion of December 2011 Notes			5,516,666	5,517		767,180		772,697
Interest on Optimus Notes						49,306		49,306
Exchange of Bridge Notes						260,706		260,706
Issuance of shares to directors			999,632	999		31,558		32,557
Issuance of shares to employees under Employee Stock Purchase Plan			15,862	16		2,146		2,162
Net Loss							(2,401,563)	(2,401,563
Balance at April 30, 2012	740	$-	287,038,332	$287,037	$(9,998,210)	$39,602,775	$(41,687,622)	$(11,796,020)

ADVAXIS, INC.

(A Development Stage Company)

STATEMENTS OF CASH

FLOWS
(unaudited)

	Six Months Ended April 30,		Period from March 1, 2002 (Inception) to April 30,
	2012	2011	2012
OPERATING ACTIVITIES
Net loss	$(6,155,882)	$(8,878,750)	$(41,643,738)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges to consultants and employees for options and stock	587,562	420,058	4,388,207
Amortization of deferred financing costs	-	-	260,000
Amortization of discount on convertible promissory notes	1,101,978	147,787	2,258,371
Impairment of intangible assets	-	-	26,087
Non-cash interest expense	2,078,633	736,128	10,649,364
(Gain) loss on change in value of warrants and embedded derivative	(3,589,520)	1,992,685	(18,001,205)
Warrant Expense	-	35,523	764,210
Employee Stock Purchase Plan expense	2,162	-	2,162
Value of penalty shares issued	-	-	149,276
Depreciation expense	4,592	19,568	200,264
Amortization expense of intangibles	72,424	65,256	667,064
Other Income	-	-	33,478
Loss (Gain) on note retirement	421,893	(5,904)	(772,952)

Changes in operating assets and liabilities :
Decrease (increase) in prepaid expenses	36,778	(47,424)	(695)

Decrease in grant receivable	-	244,479	-

Increase in other current assets	(55,961)	(52,221)	(58,182)
Increase in other assets	-	(140,220)	(132,271)

Decrease (increase) in deferred expenses	606,232	(63,487)	(266,143)
Increase in accounts payable and accrued expenses	2,107,964	2,242,419	9,033,220
(Decrease) increase in deferred rent	(28,819)	33,622	33,622
Increase (decrease) in interest payable	15,299	66,927	(50,563)
Net cash used in operating activities	(2,794,665)	(3,183,553)	(32,460,424)
INVESTING ACTIVITIES
Purchase of property and equipment	(91,844)	-	(241,937)

Cost of intangible assets	(191,688)	(191,094)	(3,152,368)
Net cash used in Investing Activities	(283,532)	(191,094)	(3,394,305)
FINANCING ACTIVITIES
Proceeds from convertible debenture	-	875,000	1,995,000
(Increase) in deferred offering expenses	(28,500)	-	(80,500)
Cash paid for deferred financing costs	-	(25,000)	(584,493)
Principal payments on notes payable	(87,941)	(347,257)	(2,779,030)
Proceeds from notes payable	1,451,963	1,960,000	15,403,885
Deferred Investment Funds	240,000	-	240,000
Net proceeds of issuance of Preferred Stock	-	1,342,672	8,610,499
Cancellation of warrants	-	-	(600,000)
Proceeds from exercise of warrants	411,765	388,580	1,666,766
Net proceeds of issuance of common stock	-	-	11,988,230
Net cash provided by Financing Activities	1,987,287	4,193,995	35,860,357
Net increase (decrease) in cash	(1,090,910)	819,348	5,628
Cash at beginning of period	1,096,538	108,381	-
Cash at end of period	$5,628	$927,729	$5,628

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosures of Cash Flow Information

	Six months ended April 30,		Period from March 1, 2002 (Inception) to April 30,
	2012	2011	2012
Cash paid for Interest	$52,998	$63,541	$734,990

Supplemental Schedule of Noncash Investing and Financing Activities

	Six months ended April 30,		Period from March 1, 2002 (Inception) to April 30,
	2012	2011	2012
Equipment acquired under notes payable	$-	$-	$45,580
Common stock issued to Founders	$-	$-	$40
Notes payable and accrued interest converted to Preferred Stock	$-	$-	$15,969
Stock dividend on Preferred Stock	$-	$-	$43,884
Accounts Payable from consultants settled with Common Stock	$-	$-	$51,978
Notes payable and embedded derivative liabilities converted to Common Stock	$4,636,255	$-	$10,471,505
Intangible assets acquired with notes payable	$-	$-	$360,000
Intangible assets acquired with common stock	$-	$-	$70,000
Debt discount in connection with recording the original value of the embedded derivative liability	$306,568	$898,305	$6,473,385
Allocation of the original secured convertible debentures to warrants	$-	$-	$214,950
Allocation of the warrants on convertible notes as debt discount	$279,807	$773,084	$2,710,406
Cancellation of Note Receivable in connection with Preferred Stock Redemption	$-	$(3,051,000)	$(3,051,000)
Note receivable in connection with exercise of warrants	$-	$2,389,500	$9,998,210
Common stock issued in exchange for warrants	$134,796	$-	$134,796
Warrants Issued in connection with issuance of Common Stock	$-	$-	$1,505,550
Warrants Issued in connection with issuance of Preferred Stock	$-	$-	$3,587,625

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Advaxis Inc. (the “Company”) is a biotechnology company developing the next generation of immunotherapies for cancer and infectious diseases. Our platform technology is designed to generate a comprehensive immune response by serving as its own adjuvant, directing antigen presentation, increasing tumor infiltrating killer T-cells, and decreasing Tregs/MDSCs in the tumor. Today, the Company has over fifteen distinct constructs in various stages of development, directly developed by the Company and through strategic collaborations.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. There is a working capital deficiency, a shareholders’ deficiency and recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Please refer to Footnote #14: Subsequent Events for the Company’s financing activities that occurred subsequent to April 30, 2012. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.  Management’s plans are to continue to raise additional funds through the sales of debt or equity securities. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year.

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

Accounting for Stock-Based Compensation

Stock-based compensation is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton option-pricing model (hereinafter referred to as the “BSM model”) and is recognized as expense over the requisite service period. The BSM model requires various assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. See Note 10 for information on stock-based compensation expense incurred in the three and six month periods ending April 30, 2012.

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

The Company has convertible features (embedded derivatives) in its convertible promissory notes (Bridge Notes, the May 2011, October 2011 and December 2011 Notes and our long-term convertible promissory notes). The embedded derivatives are recorded at fair value and classified as liabilities on the balance sheet. The embedded derivatives will continue to be recorded at fair value each subsequent balance sheet date. Any change in value between reporting periods will be recorded on the statement of operations at each reporting date. These embedded derivatives will remain until such time as they are exercised or expire at which time they will be adjusted to fair value and reclassified from liabilities to equity.

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

The table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share:

	As of April 30 ,
	2012	2011
Warrants (includes Optimus warrants of 25,560,000)	136,941,303	117,140,234
Stock Options	44,807,424	27,317,424
Convertible Debt (using as-if converted method)	38,135,707	19,542,580
Total	219,884,434	164,000,238

4. INTANGIBLE ASSETS

The following is a summary of intangible assets as of the end of the following fiscal periods:

	(Unaudited)
	April 30, 2012	October 31, 2011
License	$651,992	$651,992
Patents	2,309,193	2,117,505
Total intangibles	2,961,185	2,769,497
Accumulated Amortization	(585,069)	(512,645)
Intangible Assets	$2,376,116	$2,256,852

The expirations of the existing patents range from 2014 to 2023 but the expirations can be extended if market approval is granted and/or based on existing laws and regulations. Amortization expense amounted to $37,015 and $32,991 for the three months ended April 30, 2012 and April 30, 2011, respectively. Amortization expense amounted to $72,424 and $65,256 for the six months ended April 30, 2012 and April 30, 2011, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

The following table represents the major components of accounts payable and accrued expenses:

	(Unaudited)
	April 30, 2012	October 31, 2011
Accounts Payable	$6,684,761	$4,778,508
Salaries and other compensation	574,986	531,040
Clinical Trial	40,334	-
Vendors	77,512	-
Consultants	32,200	32,200
Legal	40,933	46,346
Other	21,768	8,500
	$7,472,494	$5,396,594

6. DEFERRED INVESTMENT FUNDS

During the three months ended April 30, 2012, the Company received funds from three accredited investors in the aggregate amount of $240,000. This money includes $90,000 from our chief executive officer, Thomas A. Moore. These funds were to be invested into the next convertible debt financing arranged by the Company after receipt of such funds. At April 30, 2012, the Company recorded a current liability for these funds as they had not yet been invested in the next convertible debt financing. See Subsequent Events Footnote #14 for more details on the convertible debt financing arranged by the Company in May 2012.

7. NOTES PAYABLE - CONVERTIBLE PROMISSORY NOTES

Junior Subordinated Convertible Promissory Notes

We refer to all Junior Subordinated Convertible Promissory Notes as “Bridge Notes”.

The Bridge Notes are convertible into shares of the Company’s common stock at a fixed exercise price. For every dollar invested in our Bridge Notes, each Investor received warrant coverage ranging from approximately 23% to 75%, subject to adjustments upon the occurrence of certain events as more particularly described below and in the form of Warrant. As of April 30, 2012, substantially all of the Bridge Warrants have an exercise price of $0.15 per share. The Bridge Notes may be prepaid in whole or in part at the option of the Company without penalty at any time prior to the Maturity Date. The warrants may be exercised on a cashless basis under certain circumstances.

During the three months ended April 30, 2012, the Company entered into an exchange agreement with an accredited investor in which the investor exchanged a convertible promissory note in the aggregate principal amount of $300,000 for (i) a convertible promissory note in the aggregate principal amount $352,941 and in substantially the same form as the existing note except with a maturity date of June 30, 2012 and (ii) a warrant to purchase up to 2,352,940 shares of common stock at an exercise price of $0.15 per share. The warrants expire in February 2015. The Company recorded noncash expense of approximately $247,000 to the loss on note retirement account resulting from this exchange for the three months ended April 30, 2012.

During the six months ended April 30, 2012, the Company paid approximately $53,000 in principal on its Bridge Notes. In addition, the Company converted approximately $169,000 of principal on these Bridge Notes into 1,126,667 shares of the Company’s common stock at a conversion price of $0.15 per share. The Company recorded noncash expense of approximately $27,000 to the loss on note retirement account resulting from these conversions for the six months ended April 30, 2012.

As of April 30, 2012, the Company had approximately $587,000 in principal outstanding on its junior subordinated convertible promissory notes with Original Issue Discount (“OID”) amounts ranging from 10% to 15% and with maturity dates ranging from October 19, 2011 to June 30, 2012.

May 2011 Note Financing

On May 9, 2011, we entered into a Note Purchase Agreement with certain accredited investors, whereby the Company issued to investors approximately $7.1 million of our convertible promissory notes, which we refer to as the May 2011 Notes, for an aggregate purchase price of approximately $6.0 million in a private placement.

During the three months ended April 30, 2012, the Company converted approximately $38,000 in principal into 253,333 shares of the Company’s common stock at a conversion price of $0.15.  During the six months ended April 30, 2012, the Company converted approximately $1,962,000 into 13,080,393 shares of the Company’s common stock at a conversion price of $0.15. At April 30, 2012, the Company had approximately $3.2 million in principal outstanding on the May 2011 Notes.

Please see the Subsequent Events Footnote (Footnote #14) for the exchange transaction that occurred between the Company and certain of these accredited investors during May 2012.

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

During the three and six month periods ended April 30, 2012, the Company converted $1,227,500 in principal into 8,183,333 shares of the Company’s common stock at a conversion price of $0.15. At April 30, 2012, the Company had approximately $1.1 million in principal outstanding on the October 2011 Notes.

Please see the Subsequent Events Footnote (Footnote #14) for the exchange transaction that occurred between the Company and certain of these accredited investors during May 2012.

December 2011 Note Financing

On December 29, 2011, we entered into a Note Purchase Agreement, which we refer to as the December 2011 Notes, with certain accredited investors, whereby the investors acquired approximately $1.2 million of our convertible promissory notes for an aggregate purchase price of approximately $1.0 million in a private placement.

During the three and six month periods ended April 30, 2012, the Company converted $827,500 in principal into 5,516,666 shares of the Company’s common stock at a conversion price of $0.15. At April 30, 2012, the Company had approximately $405,000 in principal outstanding on the December 2011 Notes.

 Please see the Subsequent Events Footnote (Footnote #14) for the exchange transaction that occurred between the Company and certain of these accredited investors during May 2012.

We refer to all convertible promissory notes with a maturity date less than one year (the Bridge Notes, May 2011 Notes, October 2011 Notes and December 2011 Notes) collectively as “Convertible Promissory Notes.”

Short-term Convertible Promissory Notes – Principal Value – Issued	$17,271,703
Principal payments on Bridge Notes	(2,124,851)
Short-term Convertible Promissory Note Conversions	(9,890,228)
Bridge Note Exchanges	20,952
Original Issue Discount, net of accreted interest	(456,547)
Fair Value of Attached Warrants at issuance	(5,514,180)
Fair Value of Embedded Derivatives at issuance	(6,034,500)
Accreted interest on embedded derivative and warrant liabilities	10,846,613

Convertible Notes- as of April 30, 2012	$4,118,962
Embedded Derivatives Liability at April 30, 2012	137,749
Notes Payable – convertible promissory notes and fair value of embedded derivative	$4,256,711

Long-term Convertible Promissory Notes

On April 28, 2011, Advaxis, Inc. issued and sold to an accredited investor a convertible promissory note of the Company in the aggregate principal amount of $500,000 (together with the related ancillary documents, the “ A-Note ”) in return for the payment in cash from the Investor of $500,000.  The A-Note bears interest in the form of a one-time interest charge of 8% of the principal amount of the A-Note, payable with the A-Note’s aggregate principal amount outstanding on the maturity date, April 28, 2014.  The A-Note is convertible, in whole or in part, into shares of the Company’s common stock, $0.001 par value at a per share conversion price equal to 80% of the average of the two lowest trade prices for the Common Stock in the 20 trading days previous to the effective date of each such conversion, subject to a conversion floor of $0.15.  The A-Note may be prepaid by the Company without penalty beginning twelve months after issue date of the A-Note.  To the extent the Investor does not elect to convert the A-Note as described above, the principal amount of the A-Note not so converted shall be payable in cash on the maturity date.

On April 28, 2011, the Company also issued and sold to the same accredited investor a convertible promissory note of the Company in the aggregate principal amount of $800,000 (together with the related ancillary documents, the “ B-Note ” and together with the A-Note, the “ Company Notes ”). The B-Note bears interest in the form of a one-time interest charge of 8% of the principal amount of the B-Note, payable with the B-Note’s aggregate principal amount outstanding on the maturity date, April 28, 2014.  All or any portion of the aggregate principal and interest outstanding under the B-Note is convertible, at the option of the Investor from time to time (subject to the prior pre-payment of the such principal amount of the C-Note (as defined below) equal to the such principal amount of the B-Note subject to such conversion), into shares of Common Stock, at a per share conversion price equal to 80% of the average of the two lowest trade prices for the Common Stock in the 20 trading days previous to the effective date of each such conversion, subject to a conversion floor of $0.15.

Concurrently with the issuance of the B-Note, the Investor issued and delivered to the Company a secured and collateralized promissory note (together with the related ancillary documents, the “ C-Note ”), which served as the sole consideration paid to the Company for the Company’s issuance of the B-Note to the Investor.  The C-Note was issued in the aggregate principal amount of $800,000 and bears interest in the form of a one-time interest charge of 8% of the principal amount of the C-Note, payable with the C-Note’s aggregate principal amount outstanding on the maturity date, April 28, 2014.  The C-Note is to be secured by $800,000 of an unspecified money market fund, or other assets, having a value of at least $800,000.

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

We refer to all convertible promissory notes, with a maturity date greater than one year collectively as “Long-term Convertible Notes”

During December 2011, the Company converted $540,000 of principal on these long-term convertible promissory notes into 3,600,000 shares of the Company’s common stock.  Since the note contains a conversion feature that allows for a variable number of shares, these notes are valued at fair value at each reporting date. The Company recorded noncash income of approximately $9,000 due to changes in the fair value of the long-term convertible promissory notes for the three months ended April 30, 2012. For the six months ended April 30, 2012, the Company recorded noncash income of approximately $85,000 due to changes in the fair value of the long term convertible promissory notes. As of April 30, 2012, the outstanding principal to be repaid on these notes was $172,800 and the fair value of these notes was $99,602.

8. NOTES PAYABLE – OFFICER

On September 22, 2008, Advaxis entered into an agreement (the “Moore Agreement”) with the Company’s Chief Executive Officer, Thomas A. Moore, pursuant to which the Company agreed to sell senior promissory notes to Mr. Moore, from time to time (“the Moore Notes”). The terms and maturity date of the Moore Notes have been amended from time to time to change maturity dates and repayment provisions. Currently, under the terms of the amended and restated Moore Notes: (i) the maturity date is the earlier of (x) the date of consummation of an equity financing by us in an amount of $6.0 million or more and (y) the occurrence of any event of default as defined in the Moore Notes, (ii) Mr. Moore may elect, at his option, to receive accumulated interest thereon on or after April 15, 2011, (iii) we will make monthly installment payments of $100,000 on the outstanding principal amount beginning on June 15, 2011, and (iv) we may retain, at the option of Mr. Moore, $200,000 of the repayment amount for investment in our next equity financing.

In addition, Mr. Moore acquired a Note in the October 2011 offering in exchange for the cancellation of $400,000 of outstanding indebtedness owed by the Company under the Moore Notes. As an investor in the October 2011 offering, Mr. Moore received 1,568,627 warrants at an exercise price of $0.15. These warrants expire in October 2014.

During the six months ended April 30, 2012, the Company paid Mr. Moore $35,000 in principal.  As of April 30, 2012, the Company was not in default under the terms of the Moore Agreement.  As of April 30, 2012, the Company owed Mr. Moore approximately $388,000, inclusive of accrued interest in the amount of approximately $150,000 in the form of a Note Payable – Officer. He is also due approximately $471,000 in the form of the October 2011 Notes which is included in Notes Payable – convertible promissory notes and fair value of embedded derivative on the condensed balance sheet.

9. DERIVATIVE INSTRUMENTS

The table below lists the Company’s derivative instruments as of April 30, 2012:

Description	Principal	Original Issue Discount	Warrant Liability	Embedded Derivative Liability
Total Valuation at October 31, 2011	$8,976,071	$1,300,347	$6,391,071	$946,046
Issuance of December 2011 Notes	1,232,353	258,178	-	306,568
Conversion of Bridge Notes	(169,000)			-
Conversion of May 2011 Notes	(1,924,060)			(341,342)
Conversion of October 2011 Notes	(1,227,500)			(329,433)
Partial Note Repayments	(52,941)
Conversion of Long-term Convertible Promissory Notes	(540,000)
Exchange of Warrants			59,572
Accreted Interest		(532,559)
Change in FV			(923,052)	159,657
Total Valuation at January 31, 2012	$6,294,923	$1,025,966	$5,527,591	$741,496
Exchange of Bridge Notes	52,941		-
Conversion of May 2011 Notes	(38,000)			(5,016)
Conversion of December 2011 Notes	(827,500)			(160,677)
Exchange of Warrants			(134,796)
Accreted Interest		(569,419)
Change in FV			(2,302,707)	(438,054)
Total Valuation at April 30, 2012	$5,482,364	$456,547	$3,090,088	$137,749

Warrants

As of April 30, 2012, there were outstanding warrants to purchase 136,941,303 shares of our common stock with exercise prices ranging from $0.15 to $0.17 per share. Information on the outstanding warrants is as follows:

Type	Exercise Price	Amount	Expiration Date	Type of Financing
Common Stock Purchase Warrant	$0.15	42,299,150	October 2012	2007 Securities Purchase Agreement
Common Stock Purchase Warrant	$0.15	287,001	August 2012	August 2007 Notes
Common Stock Purchase Warrant	$0.15	22,416,652	May 2014	May 2011Convertible Debt Financing
Common Stock Purchase Warrant	$0.15	6,186,275	October 2014	October 2011 Convertible Debt Financing
Common Stock Purchase Warrant	$0.15	4,107,842	January 2015	December 2011 Convertible Debt Financing
Common Stock Purchase Warrant	$0.15-$0.17	24,983,041	January 2013 – April 2015	Bridge Notes
Common Stock Purchase Warrant	$0.15	7,674,512	August 2014	Executive Officer
Common Stock Purchase Warrant	$0.15	46,956	N/A	Vendor & Other
Common Stock Purchase Warrant	$0.15	3,379,874	May 2014 - November 2015	Placement Agent – Convertible Debt Financing
	Subtotal	111,381,303

Common Stock Purchase Warrant	TBD (1)	25,560,000	April 2014	Optimus Preferred Stock Agreement (04/04/2011)
	Grand Total	136,941,303

(1)    During December 2011, the Company unreserved for issuance shares related to the Optimus warrants. If exercisable, exercise price means an amount per warrant share equal to the closing sale price of a share of common stock on the applicable tranche notice date.

Warrant Liability/Embedded Derivative Liability

Warrant Liability

As of April 30, 2012, the Company had approximately 96 million of its total 137 million outstanding warrants classified as liabilities (liability warrants). The Company utilizes the BSM Model to calculate the fair value of these warrants at issuance and at each subsequent reporting date. For those warrants with exercise price reset features (anti-dilution provisions), the Company computes multiple valuations, each quarter, using an adjusted BSM model, to account for the various possibilities that could occur due to changes in the inputs to the BSM model as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). The Company effectively weights each calculation based on the likelihood of occurrence to determine the value of the warrants at the reporting date. Approximately 45 million of our 96 million liability warrants are subject to anti-dilution provisions. A certain number of liability warrants contain a cash settlement provision in the event of a fundamental transaction (as defined in the common stock purchase warrant). Any changes in the fair value of the warrant liability (i.e. - the total fair value of all outstanding liability warrants at the balance sheet date) between reporting periods will be reported on the statement of operations.

At April 30, 2012, the fair value of the warrant liability was approximately $3.1 million. For the three months ended April 30, 2012 and April 30, 2011, the Company reported income of approximately $2.3 million and expense of approximately $4.9 million, respectively, due to changes in the fair value of the warrant liability. For the six months ended April 30, 2012 and April 30, 2011, the Company reported income of approximately $3.2 million and expense of approximately $1.1 million, respectively, due to changes in the fair value of the warrant liability.

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

At April 30, 2012, the fair value of the Embedded Derivative Liability was approximately $138,000. For the three months ended April 30, 2012 and April 30, 2011, the Company reported income of approximately $438,000 and expense of approximately $919,000, respectively, due to changes in the fair value of the Embedded Derivative Liability. For the six months ended April 20, 2012 and April 30, 2011, the Company recorded income of approximately $278,000 and expense of approximately $867,000, respectively, due to changes in the fair value of the Embedded Derivative Liability.

10. ACCOUNTING FOR STOCK BASED COMPENSATION PLANS

The Company records compensation expense associated with stock options based on the estimated fair value of each option award that was granted using the Black-Scholes option valuation model.

The table below summarizes compensation expenses from share-based payment awards:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2012	2011	2012	2011

Research & Development	133,547	74,364	269,220	170,532
General & Administrative	153,831	105,112	318,342	249,526
Total stock compensation recognized	287,378	179,476	587,562	420,058

Total unrecognized estimated compensation expense related to non-vested stock options granted and outstanding as of April 30, 2012 was approximately $2.5 million which is expected to be recognized over a weighted-average period of approximately 2.25 years.

No options were exercised over the three and six month periods ended April 30, 2012. For the three and six month periods ended April 30, 2012, the Company granted 17,740,000 options at an exercise price of approximately $0.15. The Company utilized the following assumptions in the Black-Scholes valuation model to arrive at a fair value of $0.1448 per option granted during the three and six months ended April 30, 2012:

Exercise Price:	$0.148
Stock Price:	$0.148
Days to Maturity:	3,650 days (10-year life for all options granted )
Risk-free Rate:	2.10%
Volatility:	143%

A summary of changes in the stock option plan for six months ended April 30, 2012 is as follows:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at October 31, 2011:	27,317,424	$0.16
Granted	17,740,000	$0.15
Exercised	-	—
Expired	-
Outstanding at January 31, 2012	45,057,424	$0.16
Cancelled	250,000	0.15
Outstanding at April 30, 2012	44,807,424	0.16
Exercisable at April 30, 2012	25,292,737	$0.16
Not Exercisable at April 30, 2012	19,514,687	$0.15

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

During the three months ended April 30,2012 approximately $7,565 was withheld from employees, on an after-tax basis, in order to purchase 68,397 shares of our common stock in May 2012. During the six months ended April 30, 2012, approximately $9,765 was withheld from employees, on an after-tax basis, in order to purchase 15,862 shares of our common stock in February 2012 and another 68,397 shares of our common stock in May 2012.

11. COMMITMENTS AND CONTINGENCIES

University of Pennsylvania

On May 10, 2010, we entered into a second amendment to the Penn license agreement pursuant to which we acquired exclusive licenses for an additional 27 patent applications related to our proprietary Listeria vaccine technology.   As part of this amendment we exercised our option for the rights to seven additional patent dockets, including 23 additional patent applications, at an option exercise fee payable in the form of $35,000 in cash and $70,000 in our common stock (approximately 388,889 shares of our common stock based on a price of $0.18 per share) and agreed to pay historical patent costs incurred by the University of Pennsylvania.

On December 12, 2011, we entered into a third amendment to the Penn license agreement pursuant to which we acquired an exclusive worldwide license agreement for additional patent applications from the laboratory of Dr. Yvonne Paterson at an option exercise fee of $20,000.

As of April 30, 2012, the Company owed approximately $482,000 to Penn under all licensing agreements.

Other

Pursuant to a Clinical Research Service Agreement, the Company is obligated to pay Pharm–Olam International for service fees related to our Phase I clinical trial. As of April 30, 2012, the Company has an outstanding balance of $223,620 on this agreement.

On June 19, 2009 we entered into a Master Agreement and on July 8, 2009 we entered into a Project Agreement with Numoda, a leading clinical trial and logistics management company, to oversee Phase II clinical activity with ADXS11-001 for the treatment of invasive cervical cancer and CIN.  Numoda will be responsible globally for integrating oversight and logistical functions with the clinical research organizations, contract laboratories, academic laboratories and statistical groups involved.  The scope of this agreement covers over three years and is estimated to cost approximately $12.2 million for both trials. Per the agreement, the Company is permitted to pay a portion of outstanding charges to Numoda in the form of the Company’s common stock and during May 2010, the Company issued 3,500,000 shares of its common stock to an affiliate of Numoda in satisfaction of $350,000 in services rendered by Numoda to the Company under the Master Agreement. The Company has recorded a deferred expense on the balance sheet for this amount and amortizes this amount to expense over the life of the agreement. As the Company is billed by Numoda on a monthly basis, these costs are capitalized to deferred expenses. As the clinical trials progress in terms of patient enrollment and time, the Company reduces the deferred expense balance and recognizes clinical trials expense on the statement of operations. From inception through April 30, 2012, the Company has paid Numoda approximately $7.2 million. As of April 30, 2012, the Company owed Numoda approximately $3.7 million, which is recorded in our Accounts Payable at the balance sheet date.

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

As a result of the rent abatement period, the Company recorded differences between actual rent payments and straight-line rent expense to a deferred liability account.  As of April 30, 2012, this amount was approximately $34,000.

12. SHAREHOLDERS’ EQUITY

Series B Preferred Stock Financing

On April 4, 2011, the Company and Optimus entered into an amendment to the Preferred Stock Purchase Agreement dated July 19, 2010  between the Company and Optimus.  Under the amendment Optimus remains obligated, from time to time until July 19, 2013, to purchase up to an additional 284 shares of non-convertible, redeemable Series B Preferred Stock, $0.001 par value per share (the “ Series B Preferred Stock ”) at a purchase price of $10,000 per share upon notice from the Company to the Investor, subject to the satisfaction of certain conditions set forth in the Purchase Agreement.

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

For the three and six months ended April 30, 2012, the Company did not issue and sell any shares of non-convertible, redeemable Series B Preferred Stock to Optimus pursuant to the terms of a Preferred Stock Purchase.

As of April 30, 2012, the Company continued to have 284 shares of its Series B Preferred Stock available for sale to Optimus at a gross purchase price of $10,000 per share in addition to 25,560,000 warrants remaining outstanding. These warrants may vest and become exercisable only if the Company delivers a tranche notice. During December 2011, the Company unreserved common shares related to these warrants.  In addition, under the terms of each of the May, October and December 2011 Notes, the Company may issue Optimus securities only to the extent the net proceeds of such issuance are used to repay May, October and December 2011 Noteholders.

Warrants

During the three and six months ending April 30, 2012, investors in the Company exercised 2,745,097 warrants at a price of $0.15 per share, resulting in total proceeds to the Company of approximately $412,000.  In addition, in an effort to reduce the number of the warrants outstanding from the October 17, 2007 private placement by the Company, the Company has entered into exchange agreements with certain of the holders of such warrants pursuant to which such holders received shares of the Company’s common stock, par value $0.001 per share (the “ Common Stock ”), and/or warrants to purchase shares of Common Stock in amounts that were determined in such negotiations. For the three months ended January 31, 2012, the Company exchanged October 2007 warrants to purchase 4,791,337 shares of Common Stock for new warrants to purchase 6,388,449 shares of Common Stock. The new warrants issued pursuant to the exchanges are identical to the October 2007 warrants, except that such warrants do not contain any economic anti-dilution adjustment. The Company recorded noncash expense of approximately $25,000 to the changes in fair value account resulting from this exchange for the three months ended January 31, 2012. Subsequently, in the three months ended April 30, 2012, the Company exchanged these new warrants, in the amount of 6,388,449 for shares of our common stock in the amount of 1,597,112. The Company recorded noncash income of approximately $54,000 due to the changes in fair value at the date of exchange and a noncash expense of approximately $89,000 resulting from this exchange of warrants for shares of our common stock during the three month period ended April 30, 2012. As of April 30, 2012, the Company had approximately 45 million warrants subject to anti-dilution provisions. Therefore, any future financial offering or instrument issuance below $0.15 per share of the Company’s common stock or warrants will cause further anti-dilution and/or repricing provisions in these 45 million warrants.

At April 30, 2012, the Company had approximately 41 million of its total 137 million outstanding warrants classified as equity (equity warrants). At issuance, equity warrants are recorded at their relative fair values, using the Relative Fair Value Method, in the stockholders equity section of the balance sheet. Our equity warrants can only be settled through the issuance of shares and are not subject to anti-dilution provisions.

13.    FAIR VALUE

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

•   Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

The following table provides the liabilities carried at fair value measured on a recurring basis as of April 30, 2012:

April 30, 2012	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $0.15 - $0.17 from August 2012 through November 2015	$-	$	$3,090,088	$3,090,088
Embedded derivative liability, convertible at $0.15 from May 2012 through January 2013	$-	$	$137,749	$137,749

The following table summarizes the changes in fair value of the Company's Level 3 financial instruments for the three and six months ended April 30, 2012 and April 30, 2011.

Embedded derivative liability

	April 30, 2012	April 30, 2011
Beginning balance at October 31, 2011 and 2010	$946,046	$81,028
Issuance of embedded derivatives associated with convertible notes	306,568	200,569
Note Conversions and Payoffs	(670,755)	-
Change in fair value	159,657	(51,972)
Balance at January 31, 2012 and 2011	741,496	229,625
Issuance of embedded derivatives associated with convertible notes	-	697,736
Note Conversions	(165,693)	-
Note Payoffs	-	(5,904)
Change in fair value	(438,054)	918,870
Balance at April 30, 2012 and 2011	$137,749	$1,840,327

Common stock warrant liability:

	April 30, 2012	April 30, 2011
Beginning balance at October 31, 2011 and 2010	$6,391,071	$13,006,194
Issuance of common stock warrants	-	600,407
Exercises and Exchanges of warrants	59,572	(1,295,884)
Change in fair value	(923,052)	(3,789,889)
Balance at January 31, 2012 and 2011	$5,527,591	$8,520,828

Issuance of common stock warrants	-	3,111,758
Exercises of warrants	-	(639,960)
Exchanges of warrants	(134,796)	-
Change in fair value	(2,302,707)	4,915,676
Balance at April 30, 2012 and 2011	$3,090,088	$15,908,302

14. SUBSEQUENT EVENTS

Numoda Stock Purchase Agreement

On June 13, 2012, the Company entered into a stock purchase agreement with Numoda Corporation (“Numoda”), pursuant to which the Company issued to Numoda 15 million shares (collectively, the “AR Cancellation Shares”) at a purchase price per share of $0.15, in exchange for the immediate cancellation of $2,250,000 of accounts receivables owed by the Company to Numoda pursuant to the Master Agreement, dated June 19, 2009, between Numoda and the Company. Numoda has agreed not to sell the AR Cancellation Shares until July 3, 2012, twenty calendar days from the closing of the transaction on June 13, 2012 (such period, the “Lock-Up Period”). During the Lock-Up Period the Company has the option, in its sole discretion, to redeem up to 100% of the AR Cancellation Shares at a purchase price per share of $0.15. In connection with such issuance, the Company has also agreed to register the resale by Numoda of the AR Cancellation Shares with the Securities and Exchange Commission by July 26, 2012, thirty business days from the closing of the transaction on June 13, 2012.

Exchange Agreement

Effective May 14, 2012, the Company entered into exchange agreements with certain holders of an aggregate of approximately $4.5 million of the outstanding principal amount of certain convertible promissory notes of the Company originally issued either on May 12, 2011, October 31, 2011 or January 9, 2012 pursuant to which such holders received (i) an aggregate of approximately 52.2 million shares of Common Stock and (ii) warrants to purchase an aggregate of approximately 5.8 million shares of Common Stock in exchange for (i) surrendering or converting the Existing Notes and surrendering warrants to purchase an aggregate of approximately 31.3 million shares of Common Stock originally issued in the Prior Offerings and (ii) amending the Note Purchase Agreements between the Company and the Existing Investors, dated as of May 9, 2011, October 28, 2011 or December 29, 2011, respectively, to terminate (x) the Existing Investors’ right to liquidated damages if the Company fails for any reason to satisfy the current public information requirement under Rule 144(c) promulgated under the Securities Act, (y) the Existing Investors’ right to participate in any proposed or intended issuance or sale or exchange of the Company’s securities, and (z) the prohibition on the Company’s ability to effect, or enter into an agreement to effect, any issuance of the Company’s securities for cash consideration involving a variable rate transaction. The Exchange Agreements also provide that, for three months from the date of the Exchange Agreements, if the Company offers, issues, or agrees to issue any of its securities, other than Exempt Issuances (as defined in the Exchange Agreements), at an effective price per share less than the Base Share Price (as defined in the Exchange Agreements), then the Company shall issue additional shares of Common Stock to each Existing Investor in accordance with the formula set forth in the Exchange Agreements.

Effective May 14, 2012, certain of the Existing Investors holding an aggregate of approximately $247,000 of Existing Notes issued on October 31, 2011 and January 9, 2012 entered into Amendment, Consent and Waiver Agreements with the Company, pursuant to which such holders agreed to amend the Note Purchase Agreements between the Company and such holders, dated as of October 28, 2011 and December 29, 2011, to terminate (i) the Existing Investors’ right to participate in any proposed or intended issuance or sale or exchange of the Company’s securities, and (ii) the prohibition on the Company’s ability to effect, or enter into an agreement to effect, any issuance of the Company’s securities for cash consideration involving a variable rate transaction. These holders also agreed to consent to the transactions contemplated by the Exchange Agreements.

Note Purchase Agreement

Effective May 14, 2012, the Company entered into a Note Purchase Agreement (the “ Note Purchase Agreement ”) with certain accredited investors (collectively, the “ Note Investors ”) whereby the Note Investors acquired approximately $953,333 of convertible promissory notes of the Company (the “ Notes ”) for an aggregate purchase price of approximately $715,000 (including the $240,000 in deferred investment funds – see Footnote #6) in a private placement (the “ Offering ”). The Notes were issued with an original issue discount of 25%. Each Note Investor paid $0.75 for each $1.00 of principal amount of Notes purchased at the closing of the Offering. The Company closed the Offering on May 18, 2012. The Notes are convertible into shares of Common Stock at a per share conversion price equal to $0.15. Additionally, each Note Investor received a warrant to purchase such number of shares of Common Stock equal to 50% of such number of shares of Common Stock issuable upon conversion of the Note (the “Warrants ”) at an exercise price of $0.15 per share.

The Notes mature on May 18, 2013, the first anniversary of the closing date of the Offering (the “ Maturity Date ”). The Company may redeem the Notes under certain circumstances. The Warrants are exercisable at any time on or before May 18, 2017, the fifth anniversary of the issue date of the Warrants. The Warrants may be exercised on a cashless basis under certain circumstances. The Notes and Warrants also provide that on December 1, 2012, solely to the extent the conversion price of the Notes or the exercise price of the Warrants, as applicable, is less than the “Market Price” (as defined in the Notes or the Warrants, as applicable), such conversion price or exercise price, as applicable, shall be reduced to such Market Price.

To the extent a Note Investor does not elect to convert its Notes as described above, the principal amount of the Notes not so converted shall be payable in cash on the Maturity Date.

The Note may be converted by the Note Investors in whole or in part. However, except as otherwise provided in the Notes, only 75% of the initial principal amount of each Note is convertible at any time after issuance and the remainder is convertible at maturity. The Notes and Warrants include a limitation on conversion or exercise, which provides that at no time will a Note Investor be entitled to convert any portion of the Notes or exercise any number of Warrants, that would result in the beneficial ownership by the Note Investor and its affiliates of more than 4.99% of the outstanding shares of Common Stock on such date.

In connection with the Offering, the Company entered into a Registration Rights Agreement, dated as of May 18, 2012 (the “ Note Registration Rights Agreement ”) with the Note Investors. Pursuant to the Note Registration Rights Agreement, the Company has agreed with the Note Investors to file a registration statement under the Securities Act within thirty business days of the closing of the Offering to register the offering of the shares of Common Stock issuable upon conversion of the Notes and the exercise of the Warrants.

Rodman & Renshaw, LLC (“ Rodman ”), a subsidiary of Rodman & Renshaw Capital Group, Inc. (NASDAQ:RODM) acted as the exclusive placement agent in connection with the Offering and the Company paid to Rodman a cash placement fee equal to $28,000. In addition, Rodman received warrants to purchase 355,556 shares of Common Stock in a form substantially identical to the Warrants, which warrants are exercisable at $0.15 per share.

JMJ Financial

On May 8, 2012, the Company entered into a Settlement Agreement (the “ Settlement Agreement ”) with JMJ Financial, an accredited investor ( “ JMJ ”), which provides for (i) the voluntary prepayment by JMJ to the Company of $500,000 on the principal amount outstanding under one of the notes issued by JMJ to the Company in April 2011, (ii) the cancellation of all of the outstanding notes issued by JMJ to the Company in April 2011, (iii) the cancellation of all of the outstanding notes issued by the Company to JMJ in April 2011, other than the portion of such notes for which JMJ has paid cash to the Company, (iv) a mutual release of any claims held by the Company or JMJ relating to an outstanding dispute and (v) the issuance by the Company of 4,000,000 newly issued shares of the Company’s common stock (the “ Settlement Shares ”) to JMJ as consideration for the cancellation of the notes and the release. As a result of the Settlement Agreement, no further payments will be made by either the Company or JMJ under the notes issued by each party in April 2011.

In connection with the Settlement Agreement, the Company entered into a Registration Rights Agreement, dated as of May 8, 2012 with JMJ. The Company has agreed with JMJ to provide certain rights to register under the Securities Act of 1933, as amended, the Settlement Shares, and agreed to file a registration statement under the Securities Act within 30 days of the date of the JMJ Registration Rights Agreement to register the offering of the Settlement Shares.

Junior Unsecured Subordinated Convertible Promissory Notes

On May 22, 2012, the Company entered into an exchange agreement with a certain holder of an aggregate of approximately $50,000 of outstanding principal on a junior unsecured convertible promissory note issued on October 5, 2011pursuant to which such holder received (i) an aggregate of approximately 583,000 shares of Common Stock and (ii) a warrant to purchase an aggregate of approximately 21,000 shares of Common Stock in exchange for (i) surrendering or converting the Existing Note and surrendering warrants to purchase an aggregate of approximately 292,000 shares of Common Stock originally issued with the junior unsecured convertible promissory note. The warrants expire in October 2015.

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

Recent Developments

Numoda Stock Purchase Agreement

On June 13, 2012, the Company entered into a stock purchase agreement with Numoda Corporation (“Numoda”), pursuant to which the Company issued to Numoda 15 million shares (collectively, the “AR Cancellation Shares”) at a purchase price per share of $0.15, in exchange for the immediate cancellation of $2,250,000 of accounts receivables owed by the Company to Numoda pursuant to the Master Agreement, dated June 19, 2009, between Numoda and the Company. Numoda has agreed not to sell the AR Cancellation Shares until July 3, 2012, twenty calendar days from the closing of the transaction on June 13, 2012 (such period, the “Lock-Up Period”). During the Lock-Up Period the Company has the option, in its sole discretion, to redeem up to 100% of the AR Cancellation Shares at a purchase price per share of $0.15. In connection with such issuance, the Company has also agreed to register the resale by Numoda of the AR Cancellation Shares with the Securities and Exchange Commission by July 26, 2012, thirty business days from the closing of the transaction on June 13, 2012.

Exchange Agreement

Effective May 14, 2012, the Company entered into exchange agreements (the “ Exchange Agreements ”) with certain holders (the “ Existing Investors ”) of an aggregate of approximately $4.5 million of the outstanding principal amount of certain convertible promissory notes of the Company (the “ Existing Notes ”), originally issued either on May 12, 2011, October 31, 2011 or January 9, 2012 (the “ Prior Offerings ”), pursuant to which such holders received (i) an aggregate of approximately 52.2 million shares of Common Stock (the “ Exchange Shares ”), and (ii) warrants to purchase an aggregate of approximately 5.8 million shares of Common Stock (the “ Exchange Warrants ”) in exchange for (i) surrendering or converting the Existing Notes and surrendering warrants to purchase an aggregate of approximately 31.3 million shares of Common Stock originally issued in the Prior Offerings (the “ Existing Warrants ”), and (ii) amending the Note Purchase Agreements between the Company and the Existing Investors, dated as of May 9, 2011, October 28, 2011 or December 29, 2011, respectively, to terminate (x) the Existing Investors’ right to liquidated damages if the Company fails for any reason to satisfy the current public information requirement under Rule 144(c) promulgated under the Securities Act, (y) the Existing Investors’ right to participate in any proposed or intended issuance or sale or exchange of the Company’s securities, and (z) the prohibition on the Company’s ability to effect, or enter into an agreement to effect, any issuance of the Company’s securities for cash consideration involving a variable rate transaction. The Exchange Agreements also provide that, for three months from the date of the Exchange Agreements, if the Company offers, issues, or agrees to issue any of its securities, other than Exempt Issuances (as defined in the Exchange Agreements), at an effective price per share less than the Base Share Price (as defined in the Exchange Agreements), then the Company shall issue additional shares of Common Stock to each Existing Investor in accordance with the formula set forth in the Exchange Agreements.

Effective May 14, 2012, certain of the Existing Investors holding an aggregate of approximately $247,000 of Existing Notes issued on October 31, 2011 and January 9, 2012 entered into Amendment, Consent and Waiver Agreements with the Company, pursuant to which such holders agreed to amend the Note Purchase Agreements between the Company and such holders, dated as of October 28, 2011 and December 29, 2011, to terminate (i) the Existing Investors’ right to participate in any proposed or intended issuance or sale or exchange of the Company’s securities, and (ii) the prohibition on the Company’s ability to effect, or enter into an agreement to effect, any issuance of the Company’s securities for cash consideration involving a variable rate transaction. These holders also agreed to consent to the transactions contemplated by the Exchange Agreements.

The foregoing description is qualified in its entirety by the terms and conditions set forth in the Exchange Agreement and Exchange Warrants attached as exhibits to the current report on Form 8-K filed with the SEC on May 18, 2012.

Note Purchase Agreement

Effective May 14, 2012, the Company entered into a Note Purchase Agreement (the “ Note Purchase Agreement ”) with certain accredited investors (collectively, the “ Note Investors ”) whereby the Note Investors acquired approximately $953,333 of convertible promissory notes of the Company (the “ Notes ”) for an aggregate purchase price of approximately $715,000 (including the $240,000 in deferred investment funds – see Footnote #6 in the notes to the financial statements) in a private placement (the “ Offering ”). The Notes were issued with an original issue discount of 25%. Each Note Investor paid $0.75 for each $1.00 of principal amount of Notes purchased at the closing of the Offering. The Company closed the Offering on May 18, 2012 (subject to the receipt of $75,000 of the purchase price from one investor post-closing). The Notes are convertible into shares of Common Stock at a per share conversion price equal to $0.15. Additionally, each Note Investor received a warrant to purchase such number of shares of Common Stock equal to 50% of such number of shares of Common Stock issuable upon conversion of the Note (the “Warrants ”) at an exercise price of $0.15 per share.

The Notes mature on May 18, 2013, the first anniversary of the closing date of the Offering (the “ Maturity Date ”). The Company may redeem the Notes under certain circumstances. The Warrants are exercisable at any time on or before May 18, 2017, the fifth anniversary of the issue date of the Warrants. The Warrants may be exercised on a cashless basis under certain circumstances. The Notes and Warrants also provide that on December 1, 2012, solely to the extent the conversion price of the Notes or the exercise price of the Warrants, as applicable, is less than the “Market Price” (as defined in the Notes or the Warrants, as applicable), such conversion price or exercise price, as applicable, shall be reduced to such Market Price.

To the extent a Note Investor does not elect to convert its Notes as described above, the principal amount of the Notes not so converted shall be payable in cash on the Maturity Date.

The Note may be converted by the Note Investors in whole or in part. However, except as otherwise provided in the Notes, only 75% of the initial principal amount of each Note is convertible at any time after issuance and the remainder is convertible at maturity. The Notes and Warrants include a limitation on conversion or exercise, which provides that at no time will a Note Investor be entitled to convert any portion of the Notes or exercise any number of Warrants, that would result in the beneficial ownership by the Note Investor and its affiliates of more than 4.99% of the outstanding shares of Common Stock on such date.

In connection with the Offering, the Company entered into a Registration Rights Agreement, dated as of May 18, 2012 (the “ Note Registration Rights Agreement ”) with the Note Investors. Pursuant to the Note Registration Rights Agreement, the Company has agreed with the Note Investors to file a registration statement under the Securities Act within thirty business days of the closing of the Offering to register the offering of the shares of Common Stock issuable upon conversion of the Notes and the exercise of the Warrants.

Rodman & Renshaw, LLC (“ Rodman ”), a subsidiary of Rodman & Renshaw Capital Group, Inc. (NASDAQ:RODM) acted as the exclusive placement agent in connection with the Offering and the Company paid to Rodman a cash placement fee equal to $28,000. In addition, Rodman received warrants to purchase 355,556 shares of Common Stock in a form substantially identical to the Warrants, which warrants are exercisable at $0.15 per share.

The foregoing description is qualified in its entirety by the terms and conditions set forth in the Note Purchase Agreement, Notes, Warrants and Note Registration Rights Agreement attached as exhibits to the current report on Form 8-K filed with the SEC on May 18, 2012.

JMJ Financial

On May 8, 2012, the Company entered into a Settlement Agreement (the “ Settlement Agreement ”) with JMJ Financial, an accredited investor (“ JMJ ”), which provides for (i) the voluntary prepayment by JMJ to the Company of $500,000 on the principal amount outstanding under one of the notes issued by JMJ to the Company in April 2011, (ii) the cancellation of all of the outstanding notes issued by JMJ to the Company in April 2011, (iii) the cancellation of all of the outstanding notes issued by the Company to JMJ in April 2011, other than the portion of such notes for which JMJ has paid cash to the Company, (iv) a mutual release of any claims held by the Company or JMJ relating to an outstanding dispute and (v) the issuance by the Company of 4,000,000 newly issued shares of the Company’s common stock (the “ Settlement Shares ”) to JMJ as consideration for the cancellation of the notes and the release. As a result of the Settlement Agreement, no further payments will be made by either the Company or JMJ under the notes issued by each party in April 2011.

In connection with the Settlement Agreement, the Company entered into a Registration Rights Agreement, dated as of May 8, 2012 (the “ JMJ Registration Rights Agreement ”) with JMJ. Pursuant to the JMJ Registration Rights Agreement, the Company has agreed with JMJ to provide certain rights to register under the Securities Act of 1933, as amended (the “ Securities Act ”), the Settlement Shares, and agreed to file a registration statement under the Securities Act within 30 days of the date of the JMJ Registration Rights Agreement to register the offering of the Settlement Shares.

 Junior Unsecured Subordinated Convertible Promissory Notes

On May 22, 2012, the Company entered into an exchange agreement with a certain holder of an aggregate of approximately $50,000 of outstanding principal on a junior unsecured convertible promissory note issued on October 5, 2011pursuant to which such holder received (i) an aggregate of approximately 583,000 shares of Common Stock and (ii) a warrant to purchase an aggregate of approximately 21,000 shares of Common Stock in exchange for (i) surrendering or converting the Existing Note and surrendering warrants to purchase an aggregate of approximately 292,000 shares of Common Stock originally issued with the junior unsecured convertible promissory note. The warrants expire in October 2015.

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

We have no customers. Since our inception in 2002, we have focused our development efforts upon understanding our technology and establishing a product development pipeline that incorporates this technology in the therapeutic cancer vaccines area targeting cervical, head and neck, prostate, breast, and a pre-cancerous indication of cervical intraepithelial neoplasia, which we refer to as CIN. Although no productshave been commercialized to date, research and development and investment continues to be placed behind the pipeline and the advancement of this technology. Pipeline development and the further exploration of the technology for advancement entail risk and expense. We anticipate that our ongoing operational costs will increase significantly as we continue our four Phase II clinical trials that started this fiscal year.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2012 AND 2011

Revenue

We did not record any revenue for the three months ended April 30, 2012 and 2011.

Research and Development Expenses

Research and development expenses decreased by approximately $231,000 or 9% to approximately $2,216,000 for the three months ended April 30, 2012 as compared with approximately $2,447,000 for the same period a year ago principally attributable to decreases in clinical trial expenses and related manufacturing costs in addition to lower overall supply costs. This was slightly offset by an increase in compensation expense resulting from additional stock-based compensation expense and increases in expense related to the initiation of clinical trial studies related to cervical and prostate cancer.

We anticipate continued increases in R&D expenses as a result of expanded development efforts primarily related to clinical trials and product development. In addition, expenses will be incurred in the development of strategic and other relationships required to license, manufacture and distribute our product candidates.

General and Administrative Expenses

General and administrative expenses increased by approximately $52,000 or 5%, to approximately $1,014,000 for the three months ended April 30, 2012 as compared with approximately $962,000 for the same period a year ago. This was the result of higher overall compensation expense resulting from increased stock-based compensation and higher office and related expenses in the current period resulting from the relocation of the Company’s operations to Princeton, NJ in April 2011. These increases were offset by a decrease in legal and consulting fees in the current period when compared with the same period a year ago.

Interest Expense

For the three months ended April 30, 2012, interest expense increased to approximately $1,580,000 from approximately $419,000 primarily due to the sale of convertible promissory notes in May, October and December 2011.  Additionally, the debt discounts related to the original fair values of both warrants and embedded derivatives are amortized to interest expense over the life of these convertible promissory notes.

 Other Expense/ Income

Interest Income was $0 as compared with approximately $48,000 in the same period a year ago. We record all interest earned on Optimus promissory notes to equity in accordance with ASC 505 10-45. The Optimus promissory notes are classified in the equity section of the balance sheet as a promissory note receivable.

Other expense was approximately $6,400 for the three months ended April 30, 2012 as compared with other expense of approximately $28,000 in the same period a year ago as a result of favorable changes in foreign exchange rates relating to transactions with certain vendors.

Gain (Loss) on Note Retirement

For the three months ended April 30, 2012, we recorded a charge to income of approximately $336,000 resulting from an exchange agreement with an accredited investor in which the investor exchanged a convertible promissory note for (i) a new convertible promissory note and (ii) a warrant to purchase up to 2,352,940 shares of common stock at an exercise price of $0.15 per share. See Footnote # 7 – Notes Payable – Convertible Promissory Notes in the notes to the financial statements.

The Company also recorded a charge to income of $89,000 (included in the above amount of $336,000) resulting from an exchange, by an investor, of approximately 6.4 million warrants for approximately 1.6 million shares of our common stock.

For the three months ended April 30, 2011, the Company recorded income of approximately $6,000 due to repayments of bridge notes.

 Changes in Fair Values

For the three months ended April 30, 2012, the Company recorded income from changes in the fair value of the warrant liability and embedded derivative liability of approximately $2.8 million compared with expense of approximately $5.8 million in same period a year ago. In the current period, the Company recorded income of approximately $2.3 million resulting from a decrease in the Black-Scholes value of each liability warrant due to a smaller range of share prices used in the calculation of the BSM Model volatility input in addition to a slight decrease in our share price over the three months ended April 30, 2012.

For the three months ended April 30, 2011, the Company recorded expense resulting from an increase in our share price from $0.15, at January 31, 2011to $0.21 at April 30, 2011, resulting in an increase in the Black-Scholes values of liability warrants and embedded derivatives.

Potential future increases or decreases in our stock price will result in increased or decreased warrant and embedded derivative liabilities, respectively, on our balance sheet and therefore increased or decreased expenses being recognized in our statement of operations in future periods.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED APRIL 30, 2012 AND 2011

Revenue

We did not record any revenue for the six months ended April 30, 2012 and 2011.

Research and Development Expenses

Research and development expenses were approximately $4,429,000 for the six months ended April 30, 2012 as compared with approximately $4,434,000 for the same period a year ago. Overall compensation expense increased in the current period resulting from additional employees and stock based compensation. In addition, there was an increase in expense related to the initiation of clinical trial studies related to cervical and prostate. This was offset by decreases in clinical trial expenses resulting from lower manufacturing costs in addition to lower overall supply costs.

We anticipate continued increases in R&D expenses as a result of expanded development efforts primarily related to clinical trials and product development. In addition, expenses will be incurred in the development of strategic and other relationships required to license, manufacture and distribute our product candidates.

General and Administrative Expenses

General and administrative expenses increased by approximately $101,000 or 5%, to approximately $2,045,000 for the six months ended April 30, 2012 as compared with approximately $1,944,000 for the same period a year ago. This was the result of higher overall compensation expense resulting from increased stock-based compensation, severance paid to a former employee and higher office and related expenses in the current period resulting from the relocation of the Company’s operations to Princeton, NJ in April 2011. These increases were offset by a decrease in legal and consulting fees in the current period when compared with the same period a year ago.

Interest Expense

For the six months ended April 30, 2012, interest expense increased to approximately $3,197,000 from approximately $951,000 primarily due to the sale of convertible promissory notes in May, October and December 2011.  Additionally, the debt discounts related to the original fair values of both warrants and embedded derivatives are amortized to interest expense over the life of these convertible promissory notes.

 Other Expense/ Income

Interest Income was $0 as compared with approximately $102,000 in the same period a year ago. We record all interest earned on Optimus promissory notes to equity in accordance with ASC 505 10-45. The Optimus promissory notes are classified in the equity section of the balance sheet as a promissory note receivable.

Other income was approximately $340 for the six months ended April 30, 2012 as compared with other expense of approximately $44,000 in the same period a year ago as a result of favorable changes in foreign exchange rates relating to transactions with certain vendors.

Gain (Loss) on Note Retirement

For the six months ended April 30, 2012, we recorded a charge to income of approximately $422,000 resulting from an exchange agreement with an accredited investor in which the investor exchanged a convertible promissory note for (i) a new convertible promissory note and (ii) a warrant to purchase up to 2,352,940 shares of common stock at an exercise price of $0.15 per share. The Company recorded a charge to income of approximately $247,000 related to the above exchange. In addition, during the six months ended April 30, 2012, the Company recorded a charge to income of approximately $86,000 resulting from the exchange by an investor of 2007 warrants that contained anti-dilution provisions in addition to the conversion of some bridge notes into shares of the Company.

The Company also recorded a charge to income of $89,000 (included in the above amount of $422,000) resulting from an exchange, by an investor, of approximately 6.4 million warrants for approximately 1.6 million shares of our common stock.

Changes in Fair Values

 For the six months ended April 30, 2012, the Company recorded income from changes in the fair value of the warrant liability and embedded derivative liability of approximately $3.6 million compared with expense of approximately $2.0 million in same period a year ago. In the current period, the Company recorded income of approximately $3.2 million resulted from a decrease in the Black-Scholes value of each liability warrant due to a smaller range of share prices used in the calculation of the BSM Model volatility input somewhat offset by a slight increase in our share price over the six months ended April 30, 2012.

For the six months ended April 30, 2011, the Company recorded expense of approximately $5.83 million resulting from an increase in our share price from $0.15, at January 31, 2011to $0.21 at April 30, 2011, resulting in substantially all of the expense that was recorded to the change in fair value account. This increase in expense was partially offset by income of $3.84 million being recorded to the change in fair value account due to the following: a decrease in the volatility of the underlying stock price decreased the liability associated with substantially all warrants, resulting in most of the income that was recorded to the change in fair value account. In addition, the share price declined slightly over the six months ended April 30, 2011, resulting in some of the income that was recorded to the change in fair value account. In total, the Company recorded net expense of approximately $2.0 million for the six months ended April 30, 2011.

Potential future increases or decreases in our stock price will result in increased or decreased warrant and embedded derivative liabilities, respectively, on our balance sheet and therefore increased or decreased expenses being recognized in our statement of operations in future periods.

Income Tax Benefit

In the six months ended April 30, 2012, the income tax benefit was approximately $347,000 due to the receipt of a NOL tax credit from the State of New Jersey tax program compared to approximately $379,000 in NOL tax credits received from the State of New Jersey tax program in the six months ended April 30, 2011.

Liquidity and Capital Resources

Since our inception through April 30, 2012, the Company has reported accumulated net losses of approximately $41.6 million and recurring negative cash flows from operations. We anticipate that we will continue to generate significant losses from operations for the foreseeable future.

Cash used in operating activities, for the six months ended April 30, 2012, was approximately $2.8 million, primarily as a result of the following: increased R&D spending on clinical trials and higher general and administrative spending.

Cash used in investing activities, for the six months ended April 30, 2012, was approximately $284,000 resulting from spending in support of our intangible assets (patents), costs paid to the University of Pennsylvania for patents and the purchase of equipment for use in research and development activities.

Cash provided by financing activities, for the six months ended April 30, 2012, was approximately $2.0 million, resulting from net proceeds received from the sale of convertible promissory notes ($1.36 million) and the exercise of warrants (approximately $412,000) and deferred investment funds received of $240,000.

Our limited capital resources and operations to date have been funded primarily with the proceeds from public and private equity and debt financings, NOL tax sales and income earned on investments and grants.  We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future, due to the substantial investment in research and development. As of April 30, 2012 and October 31, 2011, we had an accumulated deficit of $41,687,622 and $35,531,740, respectively and shareholders’ deficiency of $11,796,020 and $12,279,713, respectively.

During the six months ended April 30, 2012, the Company sold $1.2 million of Convertible promissory notes for a net purchase price of $1.0 million and received cash from warrant exercises in the amount of approximately $412,000.  The cash was used to reduce overdue payables and finance day to day operations.

Based on our available cash, we do not have adequate cash on hand to cover our anticipated expenses for the next 12 months. If we fail to raise a significant amount of capital, we may need to significantly curtail operations in the near future. These conditions raised substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent public accounting firm relating to our financial statements for the year ended October 31, 2011 included a going concern explanatory paragraph. Please see Recent Developments above for the Company’s financing activities that occurred during May 2012.

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

Off-Balance Sheet Arrangements

As of April 30, 2012, we had no off-balance sheet arrangements.

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

As of April 30, 2012, we had outstanding warrants (including 25,560,000 warrants owned by Optimus as part of the Series B purchase agreement) to purchase 136,941,303 shares of our common stock (adjusted for anti-dilution provisions to-date).  Approximately 96 million of these warrants (including Optimus) are classified as liabilities on the balance sheet. Approximately 41 million of these warrants are classified as equity on the balance sheet. Substantially all warrants have an exercise price of $0.15 per share.

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

Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

In February 2012, the registrant entered into an exchange agreement with an accredited investor in which the investor exchanged a convertible promissory note in the aggregate principal amount of $300,000 for (i) a convertible promissory note in the aggregate principal amount $352,941 and in substantially the same form as the existing note except with a maturity date of June 30, 2012 and (ii) a warrant to purchase up to 2,352,940 shares of common stock at an exercise price of $0.15 per share.

ITEM 5.  OTHER INFORMATION.

Pursuant to Amendment No. 1 to the Penn license agreement, which we entered into on March 26, 2007 with Penn the list of intellectual property licensed to us was amended to include Penn docket R3702, The Construction of L. Monocytogenes Strains that Express and Secrete HER-2neu Fragments and the Efficacy of such Strains in Inducing a CTL Response and Controlling Tumor Growth in Vivo. Amendment No. 1 also required us to pay to Penn an option exercise fee of $10,000 and to pay for all historically accrued patent and licensing expenses incurred by Penn before the effective date of Amendment No. 1, totaling approximately $33,800 as of March 22, 2007. The Penn license agreement, as amended, terminates upon the expiration of the last to expire or become abandoned of the patent rights licensed thereunder; provided, that Penn may earlier terminate the Penn license agreement upon the occurrence of certain defaults by us, including, but not limited to, a material breach by us of the Penn license agreement that is not cured within 60 days after notice of the breach is provided to us. The foregoing description is qualified in its entirety by the terms and conditions set forth in Amendment No. 1 to the Penn license agreement attached as exhibit 10.1 to this quarterly report on Form 10-Q.

The Master Agreement dated June 19, 2009 with Numoda Corporation terminates on June 12, 2012, or earlier upon the occurrence of certain defaults by the Company, including, but not limited to, a material breach by the Company of the Master Agreement that is not cured within 30 days after notice of the breach is provided to the Company. The foregoing description is qualified in its entirety by the terms and conditions set forth in Master Agreement attached as exhibit 10.2 to this quarterly report on Form 10-Q.

The Project Agreement dated July 8, 2009 with Numoda Corporation shall continue until the project which is the subject of such agreement is completed, unless earlier terminated in accordance with the Master Agreement dated June 19, 2009 with Numoda Corporation. The foregoing description is qualified in its entirety by the terms and conditions set forth in the form of Project Agreement attached as exhibit 10.3 to this quarterly report on Form 10-Q.

The Clinical Trial Services Agreement, dated December 13, 2009, by and between the Gynecologic Oncology Group and the Company shall continue in force until the Company receives completed case histories for all participants in the clinical trial and questions about data submitted have been resolved, unless terminated earlier upon the occurrence of certain events, including, but not limited to, the FDA imposing a permanent hold on the drug which is subject to the clinical trial, a material breach by the Company of the Services Agreement that is not cured within a reasonable time period after notice of the breach is provided to the Company, or sixty days prior written notice by either party for any reason. The foregoing description is qualified in its entirety by the terms and conditions set forth in the Clinical Trial Services Agreement attached as exhibit 10.4 to this quarterly report on Form 10-Q.

On June 13, 2012, the Company entered into a stock purchase agreement with Numoda Corporation (“Numoda”), pursuant to which the Company issued to Numoda 15 million shares (collectively, the “AR Cancellation Shares”) at a purchase price per share of $0.15, in exchange for the immediate cancellation of $2,250,000 of accounts receivables owed by the Company to Numoda pursuant to the Master Agreement, dated June 19, 2009, between Numoda and the Company. Numoda has agreed not to sell the AR Cancellation Shares until July 3, 2012, twenty calendar days from the closing of the transaction on June 13, 2012 (such period, the “Lock-Up Period”). During the Lock-Up Period the Company has the option, in its sole discretion, to redeem up to 100% of the AR Cancellation Shares at a purchase price per share of $0.15. In connection with such issuance, the Company has also agreed to register the resale by Numoda of the AR Cancellation Shares with the Securities and Exchange Commission by July 26, 2012, thirty business days from the closing of the transaction on June 13, 2012. The foregoing description is qualified in its entirety by the terms and conditions set forth in the stock purchase agreement attached as exhibit 10.6 to this quarterly report on Form 10-Q.

Item 6. Exhibits.

4.1	Form of Common Stock Purchase Warrant issued pursuant to the Exchange Agreements, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

4.2	Form of Common Stock Purchase Warrant issued pursuant to the Note Purchase Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.1*	Amendment No. 1, dated as of March 26, 2007, to the License Agreement, between University of Pennsylvania and Advaxis, Inc. dated as of June 17, 2002, as amended and restated on February 13, 2007.

10.2*	Master Agreement, dated June 19, 2009, by and between Numoda Corporation and Advaxis, Inc.

10.3*	Form of Project Agreement by and between Numoda Corporation and Advaxis, Inc.

10.4*	Clinical Trial Services Agreement, dated December 13, 2009, by and between the Gynecologic Oncology Group and Advaxis, Inc.

10.5*	Amendment No. 3, dated as of December 12, 2011, to the License Agreement, between University of Pennsylvania and Advaxis, Inc. dated as of June 17, 2002, as amended and restated on February 13, 2007.

10.6	Stock Purchase Agreement, dated as of June 13, 2012, by and between Advaxis, Inc. and Numoda Corporation. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on June 14, 2012.

10.7	Form of Exchange Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.8	Form of Convertible Promissory Note issued pursuant to the Note Purchase Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.9	Form of Note Purchase Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.10	Form of Registration Rights Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVAXIS, INC.
Registrant

Date: June 14, 2012	By:	/s/ Thomas A. Moore
Thomas A. Moore
Chief Executive Officer and Chairman of the Board

	By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum
Chief Financial Officer, Senior Vice President and Secretary

