Form 10-Q/A
period 2012-04-30
Advaxis, Inc.
filed 2012-06-26
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of June 11, 2012 was 363,451,168

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2012 (the “Form 10-Q”), originally filed by Advaxis, Inc. on June 14, 2012, is being filed solely for the purpose of amending and restating Exhibit 10.3 of the Form 10-Q.

The Form of Project Agreement by and between Numoda Corporation and Advaxis, Inc. filed as Exhibit 10.3 to the Form 10-Q is being replaced with the executed version of the Project Agreement by and between Numoda Corporation and Advaxis, Inc., dated as of July 1, 2009. Part II, Item 6 is being amended and restated to reflect that Exhibit 10.3 is filed herewith.

Except as described above, no other changes have been made to the Form 10-Q. This Amendment does not amend, update or change the financial statements or disclosures in the Form 10-Q and does not reflect events occurring after the filing of the Form 10-Q.

PART II - OTHER INFORMATION

Item 6. Exhibits.

10.3*	Project Agreement, dated as of July 1, 2009, by and between Numoda Corporation and Advaxis, Inc.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVAXIS, INC.
Registrant

Date: June 26, 2012	By:	/s/ Thomas Moore
Thomas Moore
Chief Executive Officer and Chairman of the Board

	By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum
Chief Financial Officer, Senior Vice President and Secretary

EXHIBIT INDEX

Exhibit No.	Document Description

10.3*	Project Agreement, dated as of July 1, 2009, by and between Numoda Corporation and Advaxis, Inc.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith