Form 10-Q
period 2012-07-31
Advaxis, Inc.
filed 2012-10-02
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of September 22, 2012 was 392,282,046.

INDEX

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	2

	Balance Sheets at July 31, 2012 (unaudited) and October 31, 2011	2

	Statements of Operations for the three and nine month periods ended July 31, 2012 and 2011 and the period March 1, 2002 (inception) to July 31, 2012 (unaudited)	3

	Statement of Stockholders’ Deficiency for the nine month period ended July 31, 2012 (unaudited)	4

	Statements of Cash Flow for the nine month periods ended July 31, 2012 and 2011 and the period March 1, 2002 (inception) to July 31, 2012 (unaudited)	5

	Supplemental Disclosures of Cash Flow Information and Supplemental Schedule of Noncash Investing and Financing Schedules	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

SIGNATURES		32

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

ADVAXIS, INC.

(A Development Stage Company)

BALANCE SHEETS

	(unaudited) July 31, 2012	October 31, 2011
ASSETS
Current Assets:
Cash	$5,288	$1,096,538
Other Current Asset Receivable	-	477,788
Prepaid expenses	39,926	37,474
Other Current Assets	33,182	2,221
Total Current Assets	78,396	1,614,021

Deferred expenses - clinical	1,014,178	1,380,103
Property, Plant & Equipment (net of accumulated depreciation)	82,660	-
Intangible Assets (net of accumulated amortization)	2,405,934	2,256,852
Deferred Financing Cost	68,188	65,848
Interest Receivable & Other Assets	473,848	323,738

TOTAL ASSETS	$4,123,204	$5,640,562

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and Accrued Expenses	$6,053,853	$5,396,594
Deferred Investment Funds	50,000	-
Notes Payable – convertible promissory notes and fair value of embedded derivative	1,085,571	5,091,298
Notes payable –Officer (including interest payable)	395,566	408,069
Notes Payable – other	250,000	-
Interest Payable – other	2,260	-

Total Current Liabilities	7,837,250	10,895,961

Deferred Rent	19,212	62,441
Long-term Convertible Notes	-	570,802
Common Stock Warrant	1,265,985	6,391,071
Total Liabilities	9,122,447	17,920,275

Shareholders’ Deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; Series B Preferred Stock; issued and outstanding 740 at July 31, 2012 and at October 31, 2011.
Common Stock - $0.001 par value; authorized 500,000,000 shares, issued and outstanding 375,135,008 at July 31, 2012 and 250,173,570 at October 31, 2011.	375,135	250,173
Additional Paid-In Capital	50,235,200	33,000,064
Promissory Note Receivable	(9,998,210)	(9,998,210)
Deficit accumulated during the development stage	(45,611,368)	(35,531,740)
Total Shareholders’ Deficiency	(4,999,243)	(12,279,713)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$4,123,204	$5,640,562

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended July 31,		Nine months Ended July 31,		Period from March 1, 2002 (Inception) to July 31,
	2012	2011	2012	2011	2012
Revenue	$-	$-	$-	$-	$1,863,343

Research & Development Expenses	1,331,415	1,958,518	5,760,158	6,392,919	28,916,898
General & Administrative Expenses	2,251,725	1,638,287	4,297,110	3,581,888	25,476,943
Total Operating expenses	3,583,140	3,596,805	10,057,268	9,974,807	54,393,841

Loss from Operations	3,583,140	(3,596,805)	(10,057,268)	(9,974,807)	(52,530,498)

Other Income (expense):
Interest expense	(1,045,297)	(1,769,974)	(4,241,805)	(2,721,020)	(14,691,142)
Other Income	25,375	(4,004)	25,715	53,603	273,422
(Loss) on note retirement	(932,421)	(115,396)	(2,173,491)	(109,492)	(978,646)
Net changes in fair value of common stock warrant liability and embedded derivative liability	2,430,914	9,127,394	6,020,434	7,134,709	20,423,120
Net (Loss) Income before benefits for income taxes	(3,104,569)	3,641,215	(10,426,415)	(5,617,007)	(47,494,744)

Income tax benefit	-	-	346,787	379,472	1,927,260

Net Income (Loss)	(3,104,569)	3,641,215	(10,079,628)	(5,237,535)	(45,567,484)

Dividends attributable to preferred shares	185,000	185,000	555,000	1,353,686	2,137,570

Net Income (Loss) applicable to Common Stock	$(3,289,569)	$3,456,215	(10,634,628)	$(6,591,221)	$(47,705,054)

Net Income (Loss) per share, basic	(.01)	$.02	(.03)	(.03)

Net Income (Loss) per share, diluted	$(.01)	$.01	(.03)	$(.03)

Weighted average number of shares outstanding, basic	346,851,744	228,375,277	298,430,345	212,269,995

Weighted average number of shares outstanding, diluted	346,851,744	300,847,826	298,430,345	212,388,256

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.

(a development stage company)

STATEMENT OF SHAREHOLDERS’ DEFICIENCY

Period from November 1, 2011 to July 31, 2012

(Unaudited)

	Preferred Stock		Common Stock				Deficit
	Number of				Stock		Accumulated
	Shares of Outstanding	Amount	Number of shares of outstanding	Amount	Subscription Receivable	Additional Paid- in Capital	During the Development Stage	Shareholders’ Equity (Deficiency)
Balance at October 31, 2011	740	$-	$250,173,570	$250,173	$(9,998,210)	$33,000,064	$(35,531,740)	$(12,279,713)
Common Stock Issued Upon Exercise of Warrants			2,745,097	2,745		409,019		411,764
Options granted to employees and directors						289,725		289,725
Options granted to consultants						10,459		10,459
Common stock issued upon conversion of Bridge Notes			1,126,667	1,127		167,873		169,000
Common stock issued upon conversion of May 2011 Notes			12,827,060	12,827		2,332,698		2,029,936
Common stock issued upon conversion of October 2011 Notes			8,183,333	8,183		1,636,237		1,348,784
Issuance of common stock warrants with December 2011 Notes						279,807		279,807
Interest on Optimus Notes						50,402		50,402
Common stock issued upon partial conversion of long-term convertible promissory notes			3,600,000	3,600		382,237		385,837
Net Loss							(4,365,544)	(3,754,319)
Balance at January 31, 2012	740	$-	278,655,727	$278,655	$(9,998,210)	$38,558,521	$(39,897,284)	$(11,058,318)
Common Stock Issued Upon Exchange of Warrants			1,597,112	1,597		221,998		223,595
Options granted to employees						279,045		279,045
Options granted to consultants						8,333		8,333
Common stock issued upon conversion of May 2011 Notes			253,333	253		37,745		35,460
Common stock issued upon conversion of December 2011 Notes			5,516,666	5,517		972,594		772,697
Interest on Optimus Notes						49,306		49,306
Exchange of Bridge Notes						260,706		260,706
Issuance of shares to directors			999,632	999		31,558		32,557
Issuance of shares to employees under Employee Stock Purchase Plan			15,862	16		2,146		2,162
Net Loss							(2,609,515)	(2,401,563
Balance at April 30, 2012	740	$-	287,038,332	$287,037	$(9,998,210)	$40,421,952	$(42,506,799)	$(11,796,020)
Common Stock Issued Upon Exchange of Rodman May 2011 Notes			37,552,901	37,553		4,134,466		4,172,019
Options granted to employees						293,528		293,528
Options granted to consultants						(3,839)		(3,839)
Common stock issued upon Exchange of October 2011 Notes			12,135,049	12,135		1,486,639		1,498,774
Common stock issued upon Exchange of December 2011 Notes			2,504,902	2,505		294,308		296,813
Interest on Optimus Notes						50,401		50,401
Common Stock Issued Upon Exchange of Bridge Note			583,333	584		81,208		81,792
Issuance of settlement shares			4,000,000	4,000		801,000		805,000
Common Stock issued upon conversion of long-term convertible promissory note			4,725,927	4,726		275,478		280,204
Common Stock issued to consultants			415,167	416		39,442		39,858
Common Stock issued under Numoda Stock Purchase Agreement			15,000,000	15,000		1,365,000		1,380,000
Common Stock issued to Socius			11,111,000	11,111		988,880		999,991
Issuance of shares to employees under Employee Stock Purchase Plan			68,397	68		6,737		6,805
Net Loss							(3,104,569)	(3,104,569)
Balance at July 31, 2012	740	-	375,135,008	375,135	(9,998,210)	50,235,200	(45,611,368)	(4,999,243)

ADVAXIS, INC.

(A Development Stage Company)

STATEMENTS OF CASH

FLOWS
(unaudited)

	Nine months Ended July 31,		Period from March 1, 2002 (Inception) to July 31,
	2012	2011	2012
OPERATING ACTIVITIES
Net loss	$(10,079,628)	$(5,237,535)	$(45,567,484)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges to consultants and employees for options and stock	877,251	619,326	4,677,896
Amortization of deferred financing costs	-	-	260,000
Amortization of discount on convertible promissory notes	1,331,368	455,619	2,487,761
Impairment of intangible assets	-	-	26,087
Non-cash interest expense	2,885,053	2,198,214	11,455,784
(Gain) loss on change in value of warrants and embedded derivative	(6,020,434)	(7,134,709)	(20,432,120)
Warrant Expense	-	71,899	764,210
Employee Stock Purchase Plan expense	9,727	-	9,727
Value of penalty shares issued	-	-	149,276
Depreciation expense	9,184	28,406	204,858
Amortization expense of intangibles	109,859	99,274	704,499
Other Income	-	-	33,478
Loss (Gain) on note retirement	2,173,491	109,492	978,646

Changes in operating assets and liabilities :
Decrease (increase) in prepaid expenses	(2,452)	(12,352)	(39,925)

Decrease in grant receivable	-	244,479	-

Decrease (increase) in other current assets	(30,961)	(27,221)	(33,182)
Increase in other assets	-	(140,222)	(132,271)

Decrease (increase) in deferred expenses	365,925	(43,830)	(506,450)
Increase in accounts payable and accrued expenses	4,445,333	1,258,911	11,370,590
(Decrease) increase in deferred rent	(43,228)	61,231	19,212
Increase (decrease) in interest payable	24,759	51,469	(41,104)
Net cash used in operating activities	(3,944,753)	(7,397,549)	(33,610,512)
INVESTING ACTIVITIES
Purchase of property and equipment	(91,844)	-	(241,937)

Cost of intangible assets	(258,940)	(239,019)	(3,219,620)
Net cash used in Investing Activities	(350,784)	(239,019)	(3,461,557)
FINANCING ACTIVITIES
Proceeds from convertible debenture	500,000	875,000	2,495,000
(Increase) in deferred offering expenses	(58,500)	(23,500)	(110,500)
Cash paid for deferred financing costs	-	(25,000)	(584,493)
Principal payments on notes payable	(87,941)	(613,573)	(2,779,030)
Proceeds from notes payable	2,388,963	6,701,775	16,340,885
Deferred Investment Funds	50,000	-	50,000
Net proceeds of issuance of Preferred Stock	-	1,342,672	8,610,499
Cancellation of warrants	-	-	(600,000)
Proceeds from exercise of warrants	411,765	1,085,001	1,666,766
Net proceeds of issuance of common stock	-	-	11,988,230
Net cash provided by Financing Activities	3,204,287	9,342,375	37,077,357
Net increase (decrease) in cash	(1,091,250)	1,705,807	5,288
Cash at beginning of period	1,096,538	108,381	-
Cash at end of period	$5,288	$1,814,188	$5,288

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosures of Cash Flow Information

	Nine months ended July 31,		Period from March 1, 2002 (Inception) to July 31,
	2012	2011	2012
Cash paid for Interest	$53,027	$70,372	$788,017

Supplemental Schedule of Noncash Investing and Financing Activities

	Nine months ended July 31,		Period from March 1, 2002 (Inception) to July 31,
	2012	2011	2012
Equipment acquired under notes payable	$-	$-	$45,580
Common stock issued to Founders	$-	$-	$40
Notes payable and accrued interest converted to Preferred Stock	$-	$-	$15,969
Stock dividend on Preferred Stock	$-	$-	$43,884
Accounts Payable from vendors settled in Common Stock	$3,249,990	$-	$3,249,990
Accounts Payable from consultants settled with Common Stock	$62,275	$-	$114,253
Notes payable and embedded derivative liabilities converted to Common Stock	$9,224,971	$1,638,673	$15,060,221
Intangible assets acquired with notes payable	$-	$-	$360,000
Intangible assets acquired with common stock	$-	$-	$70,000
Debt discount in connection with recording the original value of the embedded derivative liability	$306,568	$3,622,701	$6,527,552
Allocation of the original secured convertible debentures to warrants	$-	$-	$214,950
Allocation of the warrants on convertible notes as debt discount	$571,207	$778,052	$3,001,806
Cancellation of Note Receivable in connection with Preferred Stock Redemption	$-	$(3,051,000)	$(3,051,000)
Note receivable in connection with exercise of warrants	$-	$2,389,500	$9,998,210
Common stock issued in exchange for warrants	$134,796	$-	$134,796
Warrants Issued in connection with issuance of Common Stock	$517,797	$-	$2,023,347
Warrants Issued in connection with issuance of Preferred Stock	$-	$-	$3,587,625

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. There is a working capital deficiency, a shareholders’ deficiency and recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Please refer to Footnote #14: Subsequent Events for the Company’s financing activities that occurred subsequent to July 31, 2012. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.  Management’s plans are to continue to raise additional funds through the sales of debt or equity securities. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Prior Period Restatements

The Company intends to restate its financial statements for the three month period ended January 31, 2012 as well as the three and six month periods ended April 30, 2012 in order to correct the losses (which were understated) recognized on conversions of its May, October and December 2011 Notes into shares of our common stock.

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

Accounting for Stock-Based Compensation

Stock-based compensation is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton option-pricing model (hereinafter referred to as the “BSM model”) and is recognized as expense over the requisite service period. The BSM model requires various assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. See Note 10 for information on stock-based compensation expense incurred in the three and nine month periods ending July 31, 2012.

Warrants/Embedded Derivatives

The Company has outstanding Warrants in conjunction with its convertible promissory notes (“Bridge Notes”) and the May 2011, October 2011 December 2011, and the May 2012 Notes).  The Company has two classifications of warrants: liability or equity. The liability warrants are recorded at fair value at issuance, using the Black-Scholes valuation model (BSM Model), and will continue to be recorded at fair value each subsequent balance sheet date. Any change in value between reporting periods will be recorded on the statement of operations at each reporting date. The liability warrants will remain until such time as they are exercised or expire at which time they will be adjusted to fair value and reclassified from liabilities to equity. The equity warrants are recorded at their relative fair values at issuance, using the Relative Fair Value Method.

The Company has convertible features (embedded derivatives) in its convertible promissory notes . The embedded derivatives are recorded at fair value and classified as liabilities on the balance sheet. The embedded derivatives will continue to be recorded at fair value each subsequent balance sheet date. Any change in value between reporting periods will be recorded on the statement of operations at each reporting date. These embedded derivatives will remain until such time as they are exercised or expire at which time they will be adjusted to fair value and reclassified from liabilities to equity.

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

The table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share:

	As of July 31 ,
	2012	2011
Warrants (includes Optimus warrant of 25,560,000 at July 31, 2012 and 2011 and exchange warrants(see Note 12) of 34,791,156 at July 31, 2012)	114,738,770	96,994
Stock Options	44,807,424	27,317,424
Convertible Debt (using as-if converted method)	11,594,873	-
Total	171,141,067	27,414,418

4. INTANGIBLE ASSETS

The following is a summary of intangible assets as of the end of the following fiscal periods:

	(Unaudited)
	July 31, 2012	October 31, 2011
License	$651,992	$651,992
Patents	2,376,445	2,117,505
Total intangibles	3,028,437	2,769,497
Accumulated Amortization	(622,503)	(512,645)
Intangible Assets	$2,405,934	$2,256,852

The expirations of the existing patents range from 2014 to 2023 but the expirations can be extended if market approval is granted and/or based on existing laws and regulations. Amortization expense amounted to $37,435 and $34,018 for the three months ended July 31, 2012 and July 31, 2011, respectively. Amortization expense amounted to $109,858 and $99,274 for the nine months ended July 31, 2012 and July 31, 2011, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

The following table represents the major components of accounts payable and accrued expenses:

	(Unaudited)
	July 31, 2012	October 31, 2011
Accounts Payable	$4,947,357	$4,778,508
Salaries and other compensation	696,645	531,040
Clinical Trial	56,468	-
Vendors	77,512	-
Consultants	32,200	32,200
Financing Costs	140,492	-
Legal	81,231	46,346
Other	21,768	8,500
	$6,053,853	$5,396,594

6. DEFERRED INVESTMENT FUNDS

During the nine months ended July 31, 2012, the Company received funds in the aggregate amount of $290,000 from four accredited investors, including $50,000 from our chief executive officer, Thomas A. Moore. During the nine months ended July 31, 2012, $240,000 of these funds were invested into the Rodman May 2012 Convertible Debt Financing (See Footnote #7). At July 31, 2012, the Company recorded a current liability for Mr. Moore’s funds of $50,000 that had not yet been invested in the next financing.

7. NOTES PAYABLE - CONVERTIBLE PROMISSORY NOTES

Convertible Promissory Notes

We refer to all Convertible Promissory Notes as “Bridge Notes”.

The Bridge Notes are convertible into shares of the Company’s common stock at a fixed exercise price. For every dollar invested in our Bridge Notes, each Investor received warrant coverage ranging from approximately 23% to 75%, subject to adjustments upon the occurrence of certain events as more particularly described below and in the form of Warrant. As of July 31, 2012, substantially all of the Bridge Warrants have an exercise price of $0.15 per share. The Bridge Notes may be prepaid in whole or in part at the option of the Company without penalty at any time prior to the Maturity Date. The warrants may be exercised on a cashless basis under certain circumstances.

During the three months ended July 31, 2012, the Company entered into an exchange agreement with an accredited investor in which the investor exchanged a convertible promissory note in the aggregate principal amount of $50,000 for (i) an aggregate of approximately 583,000 shares of our common stock and (ii) a warrant to purchase up to 20,834 shares of common stock at an exercise price of $0.15 per share. The warrant expires in October 2015. The Company recorded noncash expense of approximately $24,000 to the loss on note retirement account resulting from this exchange for the three months ended July 31, 2012.

During the nine months ended July 31, 2012, the Company entered into an exchange agreement with an accredited investor in which the investor exchanged a convertible promissory note in the aggregate principal amount of $300,000 for (i) a convertible promissory note in the aggregate principal amount $352,941 and in substantially the same form as the existing note except with a maturity date of June 30, 2012 and (ii) a warrant to purchase up to 2,352,940 shares of common stock at an exercise price of $0.15 per share. The warrants expire in February 2015. The Company recorded noncash expense of approximately $247,000 to the loss on note retirement account resulting from this exchange for the nine months ended July 31, 2012.

During the nine months ended July 31, 2012, the Company paid approximately $53,000 in principal on its Bridge Notes. In addition, the Company converted approximately $169,000 of principal on these Bridge Notes into 1,126,667 shares of the Company’s common stock at a conversion price of $0.15 per share. The Company recorded noncash expense of approximately $27,000 to the loss on note retirement account resulting from these conversions for the nine months ended July 31, 2012.

As of July 31, 2012, the Company had approximately $536,000 in principal outstanding on its junior subordinated convertible promissory notes with Original Issue Discount (“OID”) amounts ranging from 10% to 15% and with maturity dates ranging from October 19, 2011 to June 30, 2012.

Rodman 2011 Financings

During the months of May, October and December 2011, the Company entered into various Note Purchase agreements with accredited investors including Thomas A. Moore, our Chairman and Chief Executive Officer, and Mark J. Rosenblum, our Chief Financial Officer. Mr. Rosenblum acquired a note in the principal amount of approximately $59,000 for an aggregate purchase price of $50,000. Mr. Moore acquired his note in exchange for the cancellation of $400,000 of outstanding indebtedness owed by us to Mr. Moore. The Company issued $10.6 million of our convertible promissory notes for an aggregate purchase price of approximately $9.0 million in the private placement. In connection with these financings, the Company issued 38,784,491warrants to purchase shares of the Company’s common stock at a conversion price equal to $0.15 per share.

Effective May 14, 2012,the Company entered into exchange agreements with certain holders of an aggregate of approximately $4.5 million of the outstanding principal amount of certain convertible promissory notes of the Company, pursuant to which such holders received an aggregate of approximately 52.2 million shares of Common Stock and warrants to purchase an aggregate of approximately 5.8 million shares of Common Stock in exchange for surrendering or converting the Existing Notes and surrendering warrants to purchase an aggregate of approximately 31.3 million shares of Common Stock originally issued in the Prior Offerings.

The Exchange Agreements also provides that, for three months from the date of the Exchange Agreements, if the Company offers, issues, or agrees to issue any of its securities, other than Exempt Issuances (as defined in the Exchange Agreements), at an effective price per share less than the Base Share Price (as defined in the Exchange Agreements), then the Company shall issue additional shares of Common Stock to each Existing Investor in accordance with the formula set forth in the Exchange Agreements.

The Company accounted for the exchange as an extinguishment of a liability and recorded a noncash expense of approximately $1.5 million to the loss on note retirement account resulting from this exchange for the three months ended July 31, 2012.

The remaining holders (who did not participate in the above exchange agreements) of an aggregate of approximately $249,000 in principal related to the convertible promissory notes entered into Amendment, Consent and Waiver Agreements with our company, pursuant to which such holders agreed to amend the note purchase agreements between our company and such holders to terminate (i) such holders’ right to participate in any proposed or intended issuance or sale or exchange of our securities, and (ii) the prohibition on our ability to effect, or enter into an agreement to effect, any issuance of our securities for cash consideration involving a variable rate transaction.

In addition to the exchange discussed above, during the nine months ended July 31, 2012, the Company converted approximately $4,017,000 into 26,780,392 shares of the Company’s common stock at a conversion price of $0.15.

Rodman 2012 Financings

Effective May 14, 2012, we entered into a Note Purchase Agreement with certain accredited investors, whereby the investors acquired approximately $953,333 of our convertible promissory notes for an aggregate purchase price of approximately $715,000 in cash which represented an original issue discount of 25%. The May 2012 Notes are convertible into shares of our common stock at $0.15 per share. Additionally, each investor received a warrant to purchase such number of shares of our common stock equal to 50% of such number of shares of our common stock issuable upon conversion of the May 2012 Notes at an exercise price of $0.15 per share. The Notes and Warrants also provide that on December 1, 2012, solely to the extent the conversion price of the Notes or the exercise price of the Warrants, as applicable, is less than the “Market Price” (as defined in the Notes or the Warrants, as applicable), such conversion price or exercise price, as applicable, shall be reduced to such Market Price. The May 2012 Notes mature on May 18, 2013. We may redeem the May 2012 Notes under certain circumstances. The May 2012 Warrants are exercisable at any time on or before May 18, 2017. The May 2012 Warrants may be exercised on a cashless basis under certain circumstances and expire on May 18, 2017.

The Company elected to apply the fair-value option to account for the May 2012 notes and have recorded the May 2012 Notes at a fair value of $454,680 upon issuance. Unrealized losses on the mark-to-market of the notes which amounted to $18,190 for the period from the date of issuance or May, 14, 2012 through July 31, 2012 were recognized as a noncash expense.

In addition, as a result of the reset provisions discussed above, the warrants which have been recorded at a fair value of $291,400 on May 14, 2012 are being reflected as a warrant liability as of the date of issuance. As of July 31, 2012, the warrant liability amounted to $222,467 which resulted in a noncash income of approximately $69,000 for the three months ended July 31, 2012.

Rodman & Renshaw, LLC acted as the exclusive placement agent in connection with the May 2012 offering and received compensation of a cash placement fee equal to 7% of the aggregate purchase price paid by investors (Rodman raised $400,000 of the total purchase price of $715,000) in the May 2012 offering amounting to$28,000 and warrants to purchase 355,556 shares of our common stock, which warrants are exercisable at $0.15 per share and shall expire on May 18, 2017.

July 2012 Note

On July 21, 2012, we received $250,000 from an accredited investor in return for issuing a promissory note in the principal amount of $250,000, which bears interest at 33% per annum, compounded annually and matures on December 31, 2012. We may not redeem this Note without the written consent of the investor.

We refer to all convertible promissory notes with a maturity date less than one year collectively as “Short-term Convertible Promissory Notes.”

Short-term Convertible Promissory Notes – Principal Value – Issued	$18,225,036
Principal payments on Bridge Notes	(2,124,851)
Short-term Convertible Promissory Note Conversions	(9,890,228)
May, October and December 2011 Debt for Equity Exchanges	(4,114,176)
Bridge Note Exchanges	4,712
Original Issue Discount, net of accreted interest	(26,525)
Fair Value of Attached Warrants at issuance	(5,805,580)
Fair Value of Embedded Derivatives at issuance	(6,034,500)
Accreted interest on embedded derivative and warrant liabilities	11,097,689
Adjustments to fair value – May 2012 Notes	(248,142)

Convertible Notes- as of July 31, 2012	$1,083,435
Embedded Derivatives Liability at July 31, 2012	2,136
Notes Payable – convertible promissory notes and fair value of embedded derivative	$1,085,571

Long-term Convertible Promissory Notes

On April 28, 2011, Advaxis, Inc. issued and sold to an accredited investor convertible promissory notes of the Company in the aggregate principal amount of $660,000 to JMJ Financial for cash. The notes bear interest in the form of a one-time interest charge of 8%. and mature onApril 28, 2014. The notes are convertible, in whole or in part, into shares of the Company’s common stock, at a per share conversion price equal to 80% of the average of the two lowest trade prices for the Common Stock in the 20 trading days previous to the effective date of each such conversion, subject to a conversion floor of $0.15.

The Company elected to apply the fair-value option to account for these notes and have recorded the notes at a fair value of approximately $820,000 upon issuance. Unrealized gains on the mark-to-market of the notes which amounted to approximately $17,000 and $186,000 for the three and nine months ended July 31, 2012, respectively, were recognized as a noncash income.

In November and December, 2011, the Company converted $500,000 into 3,600,000 shares of common stock. As a result, the Company recorded a noncash income of approximately $36,000 related to the conversion of these notes to equity.

On May 8, 2012, the Company entered into a Settlement Agreement (the “ Settlement Agreement ”) with JMJ Financial which provides for (i) an additional borrowing by the Company of $500,000 from JMJ Financial on the principal amount outstanding under one of the notes issued by JMJ to the Company in April 2011, (ii) the cancellation of all of the outstanding notes issued by JMJ to the Company in April 2011, (iii) the cancellation of all of the outstanding notes issued by the Company to JMJ in April 2011, other than the portion of such notes for which JMJ has paid cash to the Company, (iv) a mutual release of any claims held by the Company or JMJ relating to an outstanding dispute and (v) the issuance by the Company of 4,000,000 newly issued shares of the Company’s common stock (the “ Settlement Shares ”) to JMJ as consideration for the cancellation of the notes and the release. As a result of the Settlement Agreement, no further payments will be made by either the Company or JMJ under the notes issued by each party in April 2011. The Company recorded noncash expense of approximately $805,000 for the issuance of the Settlement Shares to JMJ under the Settlement Agreement and recognition of a beneficial conversion feature, resulting from the issuance of shares.

The Company elected to apply the fair-value option to account for the note and has recorded the note at a fair value of approximately $324,000 upon issuance. Unrealized gains on the mark-to-market of the note which amounted to $75,000 for the three months ended July 31, 2012 was recognized as a noncash income.

During the three months ended July 31, 2012, the Company converted all of the notes outstanding totaling $660,000 into 4,725,927 shares of the Company’s common stock.. The Company recorded noncash income of approximately $250,000 upon conversion.

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

During the nine months ended July 31, 2012, the Company paid Mr. Moore $35,000 in principal.  As of July 31, 2012, the Company was not in default under the terms of the Moore Agreement.  As of July 31, 2012, the Company owed Mr. Moore approximately $396,000, inclusive of accrued interest in the amount of approximately $158,000 in the form of a Note Payable – Officer.

9. DERIVATIVE INSTRUMENTS

The table below lists the Company’s derivative instruments as of July 31, 2012:

Description	Principal	Original Issue Discount	Warrant Liability	Embedded Derivative Liability
Total Valuation at October 31, 2011	$8,976,071	$1,300,347	$6,391,071	$946,046
Issuance of December 2011 Notes	1,232,353	258,178	-	306,568
Conversion of Bridge Notes	(169,000)			-
Conversion of May 2011 Notes	(1,924,060)			(341,342)
Conversion of October 2011 Notes	(1,227,500)			(329,433)
Partial Note Repayments	(52,941)
Conversion of Long-term Convertible Promissory Notes	(540,000)
Exchange of Warrants			59,572
Accreted Interest		(532,559)
Change in FV			(923,052)	159,657
Total Valuation at January 31, 2012	$6,294,923	$1,025,966	$5,527,591	$741,496
Exchange of Bridge Notes	52,941		-
Conversion of May 2011 Notes	(38,000)			(5,016)
Conversion of December 2011 Notes	(827,500)			(160,677)
Exchange of Warrants			(134,796)
Accreted Interest		(569,419)
Change in FV			(2,302,707)	(438,054)
Total Valuation at April 30, 2012	$5,482,364	$456,547	$3,090,088	$137,749

Issuance of May 2012 Notes	953,333		291,400
Debt for Equity Exchange: May and October 2011, December 2011 Notes	(4,473,673)	(200,632)		(115,046)
Debt for Equity Exchange: Bridge Notes	(50,000)		(4,750)
July 2012Exchange of Warrants			(407,501)
JMJ Settlement Agreement	540,000
JMJ Note Conversions	(712,800)
Accreted Interest		(229,392)
Change in FV			(1,703,252)	(20,567)
Total Valuation at July 31, 2012	$1,739,224	26,523	1,265,985	2,136

Warrant Liability/Embedded Derivative Liability

Warrant Liability

As of July 31, 2012, the Company had approximately 99.6 million of its total approximately 114.7 million total warrants classified as liabilities (liability warrants). Of these 99.6 million liability warrants, approximately 64.8 million warrants are outstanding and 34.8 million warrants are exchange warrants – nonexercisable. The Company utilizes the BSM Model to calculate the fair value of these warrants at issuance and at each subsequent reporting date. For those warrants with exercise price reset features (anti-dilution provisions), the Company computes multiple valuations, each quarter, using an adjusted BSM model, to account for the various possibilities that could occur due to changes in the inputs to the BSM model as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). The Company effectively weights each calculation based on the likelihood of occurrence to determine the value of the warrants at the reporting date. Approximately 47 million of our 99.6 million liability warrants are subject to anti-dilution provisions. A certain number of liability warrants contain a cash settlement provision in the event of a fundamental transaction (as defined in the common stock purchase warrant). Any changes in the fair value of the warrant liability (i.e. - the total fair value of all outstanding liability warrants at the balance sheet date) between reporting periods will be reported on the statement of operations.

At July 31, 2012, the fair value of the warrant liability was approximately $1,266,000. For the three months ended July 31, 2012 and July 31, 2011, the Company reported income of approximately $1.7 million and $6.9 million, respectively, due to changes in the fair value of the warrant liability. For the nine months ended July 31, 2012 and July 31, 2011, the Company reported income of approximately $4.9 million and approximately $5.8 million, respectively, due to changes in the fair value of the warrant liability.

Embedded Derivative Liability

The Company has convertible features (Embedded Derivatives) in its outstanding convertible promissory notes .  The Embedded Derivatives are recorded as liabilities at issuance.  These Embedded Derivatives are valued using the Black-Scholes Model (BSM Model) and are subject to revaluation at each reporting date. Any change in fair value between reporting periods will be reported on the statement of operations.

At July 31, 2012, the fair value of the Embedded Derivative Liability was approximately $2,140. For the three months ended July 31, 2012 and July 31, 2011, the Company reported income of approximately $28,000 and approximately $2.2 million, respectively, due to changes in the fair value of the Embedded Derivative Liability partially resulting from debt to equity exchanges during the period. . For the nine months ended July 31, 2012 and July 31, 2011, the Company recorded income of approximately $307,000 and approximately $1.3 million, respectively, due to changes in the fair value of the Embedded Derivative Liability.

10. ACCOUNTING FOR STOCK BASED COMPENSATION PLANS

The Company records compensation expense associated with stock options based on the estimated fair value of each option award that was granted using the Black-Scholes option valuation model.

The table below summarizes compensation expenses from share-based payment awards:

	Three Months Ended		Nine months Ended
	July 31,		July 31,
	2012	2011	2012	2011

Research & Development	$128,011	$95,263	$397,231	$265,768
General & Administrative	161,678	104,005	480,020	353,531
Total stock compensation recognized	$289,689	$199,268	$877,251	$619,299

Total unrecognized estimated compensation expense related to non-vested stock options granted and outstanding as of July 31, 2012 was approximately $2.25 million which is expected to be recognized over a weighted-average period of approximately 2.0 years.

No options were exercised over the three and nine month periods ended July 31, 2012. For the nine month period ended July 31, 2012, the Company granted 17,740,000 options at an exercise price of approximately $0.15. The Company utilized the following assumptions in the Black-Scholes valuation model to arrive at a fair value of $0.1448 per option granted during the three and nine months ended July 31, 2012:

Exercise Price:	$0.148
Stock Price:	$0.148
Days to Maturity:	3,650 days (10-year life for all options granted )
Risk-free Rate:	2.10%
Volatility:	143%

A summary of changes in the stock option plan for nine months ended July 31, 2012 is as follows:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at October 31, 2011:	27,317,424	$0.16
Granted	17,740,000	$0.15
Exercised	-	—
Expired	-
Outstanding at January 31, 2012	45,057,424	$0.16
Cancelled	250,000	0.15
Outstanding at April 30, 2012	44,807,424	0.16
Outstanding at July 31, 2012	44,807,424	0.16
Exercisable at July 31, 2012	27,560,653	$0.16
Not Exercisable at July 31, 2012	17,246,771	$0.15

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

During the three months ended July 31, 2012 approximately $8,535 was withheld from employees, on an after-tax basis, in order to purchase 122,819 shares of our common stock in August 2012. During the nine months ended July 31, 2012, approximately $18,300 was withheld from employees, on an after-tax basis, in order to purchase 15,862 shares of our common stock in February 2012, another 68,397 shares of our common stock in May 2012 and another 122,819 shares of our common stock in August 2012.

Subsequent to July 31, at our annual meeting held on August 13, 2012, shareholders ratified & approved an amendment to our 2011 Omnibus Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan by 45,000,000 shares.

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

As of July 31, 2012, the Company owed approximately $507,000 to Penn under all licensing agreements.

Numoda

On June 19, 2009 we entered into a Master Agreement and on July 8, 2009 we entered into a Project Agreement with Numoda, a leading clinical trial and logistics management company, to oversee Phase II clinical activity with ADXS11-001 for the treatment of invasive cervical cancer and CIN.  Numoda will be responsible globally for integrating oversight and logistical functions with the clinical research organizations, contract laboratories, academic laboratories and statistical groups involved.  The scope of this agreement covers over three years and is estimated to cost approximately $12.2 million for both trials. Per the agreement, the Company is permitted to pay a portion of outstanding charges to Numoda in the form of the Company’s common stock and during May 2010, the Company issued 3,500,000 shares of its common stock to an affiliate of Numoda in satisfaction of $350,000 in services rendered by Numoda to the Company under the Master Agreement. The Company has recorded a deferred expense on the balance sheet for this amount and amortizes this amount to expense over the life of the agreement. As the Company is billed by Numoda on a monthly basis, these costs are capitalized to deferred expenses. As the clinical trials progress in terms of patient enrollment and time, the Company reduces the deferred expense balance and recognizes clinical trials expense on the statement of operations. From inception through July 31, 2012, the Company has paid Numoda approximately $7.4 million.

Numoda -Stock Purchase Agreement

On June 13, 2012, we entered into a stock purchase agreement with Numoda Corporation pursuant to which we issued to Numoda 15 million shares of our common stock, which we refer to as the AR Cancellation Shares, at a purchase price per share of $0.15, in exchange for the immediate cancellation of $2,250,000 of accounts receivables owed by us to Numoda pursuant to the Master Agreement, dated June 19, 2009, between Numoda and us.. In connection with such issuance, we have also agreed to register the resale by Numoda of the AR Cancellation Shares with the SEC . The Company recorded noncash income of approximately $869,000 as a result of this stock purchase agreement.

Numoda- Socius Stock Issuance

On July 24, 2012, the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida entered an Order Approving Stipulation for Settlement of Claim, which we refer to as the Order, in the matter titled Socius CG II, Ltd. v. Advaxis, Inc. The Order, together with the Stipulation for Settlement Claim, which we refer to as the Stipulation, provide for the full and final settlement of Socius’s $2,888,860 claim against the Company ($1.8 million claim from Numoda plus approximately $1 million in transaction related costs) in connection with past due invoices relating to clinical trial services, which we refer to as the Claim. Socius purchased approximately $1.8 million of the Claim against us from Numoda Corporation.

Pursuant to the terms of the Order and the Stipulation, we issued and delivered to Socius an aggregate of 11,111,000 shares of our common stock for one-half of the Claim, which are subject to adjustment as described in the Stipulation. The Company recorded noncash income of approximately $444,000 related to the issuance of stock to Socius in settlement of one-half of the Claim.

As of July 31, 2012, the Company owed Numoda approximately $1.7 million, which is recorded in our Accounts Payable at the balance sheet date.

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

As a result of the rent abatement period, the Company recorded differences between actual rent payments and straight-line rent expense to a deferred liability account.  As of July 31, 2012, this amount was approximately $19,200.

Other

 Pursuant to a Clinical Research Service Agreement, the Company is obligated to pay Pharm–Olam International for service fees related to our Phase I clinical trial. As of July 31, 2012, the Company has an outstanding balance of $223,620 on this agreement

12. SHAREHOLDERS’ EQUITY

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

For the three and nine months ended July 31, 2012, the Company did not issue and sell any shares of non-convertible, redeemable Series B Preferred Stock to Optimus pursuant to the terms of a Preferred Stock Purchase.

As of July 31, 2012, the Company continued to have 284 shares of its Series B Preferred Stock available for sale to Optimus at a gross purchase price of $10,000 per share in addition to 25,560,000 warrants remaining outstanding. These warrants may vest and become exercisable only if the Company delivers a tranche notice. During December 2011, the Company unreserved common shares related to these warrants.  In addition, under the terms of each of the May, October and December 2011 Notes, the Company may issue Optimus securities only to the extent the net proceeds of such issuance are used to repay May, October and December 2011 Noteholders.

Warrants

During the nine months ending July 31, 2012, investors in the Company exercised 2,745,097 warrants at a price of $0.15 per share, resulting in total proceeds to the Company of approximately $412,000.

2011 Warrant Exchange

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

For the three months ended January 31, 2012, the Company exchanged October 2007 warrants to purchase 4,791,337 shares of Common Stock for new warrants to purchase 6,388,449 shares of Common Stock. The new warrants issued pursuant to the exchanges are identical to the October 2007 warrants, except that such warrants do not contain any economic anti-dilution adjustment. The Company recorded noncash expense of approximately $25,000 to the changes in fair value account resulting from this exchange for the three months ended January 31, 2012. Subsequently, in the three months ended April 30, 2012, the Company exchanged these new warrants, in the amount of 6,388,449 for shares of our common stock in the amount of 1,597,112. The Company recorded noncash income of approximately $54,000 due to the changes in fair value at the date of exchange and a noncash expense of approximately $89,000 resulting from this exchange of warrants for shares of our common stock during the six month period ended April 30, 2012.

As of July 31, 2012, the Company had approximately 47 million warrants subject to anti-dilution provisions. Therefore, any future financial offering or instrument issuance below $0.15 per share of the Company’s common stock or warrants will cause further anti-dilution and/or repricing provisions in these 47 million warrants.

July 2012 Warrant Exchange

On June 8, 2012, Thomas A. Moore, our Chief Executive Officer, waived our obligation to keep reserved from our authorized and available shares of common stock, such number of shares of our common stock necessary to effect the exercise or conversion, as applicable, in full, of (i) warrants to purchase an aggregate of 11,064,611 shares of our common stock and (ii) promissory notes convertible into 800,000 shares of our common stock. This waiver expired on August 16, 2012, the date that we filed an amendment to our certificate of incorporation with the Secretary of State of the State of Delaware to effect an increase to our authorized shares of common stock.

On July 5, 2012, in consideration for the waiver described above, we entered into an exchange agreement with Mr. Moore, with an effective date of June 8, 2012, pursuant to which Mr. Moore surrendered warrants to purchase an aggregate of approximately 11,064,611 shares of our common stock to us in exchange for receiving warrants to purchase an aggregate of approximately 11,064,611 shares of our common stock that were not exercisable and for which no shares of our common stock were reserved until we filed an amendment to our certificate of incorporation with the Secretary of State of the State of Delaware to effect an increase to our authorized shares of common stock. Mr. Moore also agreed pursuant to the exchange agreement not to convert the promissory notes convertible into 800,000 shares of our common stock until the Company filed on amendment to its certificate of incorporation with the Secretary of State of the State of Delaware to effect an increase to its authorized shares of common stock. In addition, the warrants to be issued in the exchange have an extended expiration date of two years following issuance.

In July 2012, we entered into exchange agreements with certain additional holders of an additional 23,726,545 warrants to purchase shares of our common stock. Similar to Mr. Moore, these holders have surrendered warrants to purchase an aggregate of approximately 23,726,545 shares of our common stock to us in exchange for receiving warrants to purchase the same aggregate amount of our common stock .These warrant shares were not exercisable and no shares of our common stock were reserved until we filed an amendment to our certificate of incorporation with the Secretary of State of the State of Delaware to effect an increase to our authorized shares of common stock. In addition, warrants to be issued in the exchange have an extended expiration date of two years following issuance.

The Company recorded noncash income of approximately $408,000 as a result of these exchanges.

The Company has included the above exchanged warrants, aggregating to 34,791,156, in its total warrants of 114,738,770 as of July 31, 2012 . These new warrants are expected to be issued during 2012.

As of July 31, 2012, there were outstanding warrants to purchase 79,947,614 shares of our common stock and exchange warrants - nonexercisable to purchase 34,791,156 shares of our common stock with exercise prices ranging from $0.15 to $0.17 per share. Information on the outstanding warrants is as follows:

Type	Exercise Price	Amount	Expiration Date	Type of Financing
Common Stock Purchase Warrant (2)	$0.15	50,660,663	October 2012	2007 Securities Purchase Agreement
Common Stock Purchase Warrant	$0.15	3,578,949	May 2014	May 2011Convertible Debt Financing
Common Stock Purchase Warrant	$0.15	1,453,553	October 2014	October 2011 Convertible Debt Financing
Common Stock Purchase Warrant	$0.15	2,213,234	January 2015	December 2011 Convertible Debt Financing
Common Stock Purchase Warrant	$0.15	2,777,777	May 2017	May 2012 Convertible Debt Financing
Common Stock Purchase Warrant	$0.15-$0.17	24,712,208	January 2013 – April 2015	Bridge Notes
Common Stock Purchase Warrant	$0.15	46,956	N/A	Vendor & Other
Common Stock Purchase Warrant	$0.15	3,735,430	May 2014 - November 2015	Placement Agent – Convertible Debt Financing
Exchange warrants – nonexercisable		34,791,156		July 2012 Warrant Exchanges
Common Stock Purchase Warrant	TBD (1)	25,560,000	April 2014	Optimus Preferred Stock Agreement (04/04/2011)
	Grand Total	114,738,770

(1)	During December 2011, the Company unreserved for issuance shares related to the Optimus warrants. If exercisable, exercise price means an amount per warrant share equal to the closing sale price of a share of common stock on the applicable tranche notice date.

At July 31, 2012, the Company had approximately 15.1 million of its total 114.7 million outstanding warrants classified as equity (equity warrants). At issuance, equity warrants are recorded at their relative fair values, using the Relative Fair Value Method, in the stockholders equity section of the balance sheet. Our equity warrants can only be settled through the issuance of shares and are not subject to anti-dilution provisions.

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

•   Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

The following table provides the liabilities carried at fair value measured on a recurring basis as of July 31, 2012:

July 31, 2012	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $0.15 - $0.17 from October 2012 through November 2015	$-	$	$1,265,985	$1,265,985
Embedded derivative liability, convertible at $0.15 from May 2012 through January 2013	$-	$	$2,136	$2,136
May 2012 Notes			$472,840	$472,870

The following table summarizes the changes in fair value of the Company's Level 3 financial instruments for the three and nine months ended July 31, 2012 and July 31, 2011.

Embedded derivative liability

	July 31, 2012	July 31, 2011
Beginning balance at October 31, 2011 and 2010	$946,046	$81,028
Issuance of embedded derivatives associated with convertible notes	306,568	200,569
Note Conversions and Payoffs	(670,755)	-
Change in fair value	159,657	(51,972)
Balance at January 31, 2012 and 2011	741,496	229,625
Issuance of embedded derivatives associated with convertible notes	-	697,736
Note Conversions	(165,693)	-
Note Payoffs	-	(5,904)
Change in fair value	(438,054)	918,870
Balance at April 30, 2012 and 2011	$137,749	$1,840,327
Issuance of embedded derivatives associated with convertible notes		2,719,345
Debt for Equity Exchanges: May, October and December 2011 Notes	(115,046)
Note Conversions and Payoffs	-	(739,787)
Reclassification of JMJ Note		(516,571)
Change in fair value	(20,567)	(2,216,715)
Balance at July 31, 2012 and 2011	2,136	1,086,599

Common stock warrant liability:

	July 31, 2012	July 31, 2011
Beginning balance at October 31, 2011 and 2010	$6,391,071	$13,006,194
Issuance of common stock warrants	-	600,407
Exercises and Exchanges of warrants	59,572	(1,295,884)
Change in fair value	(923,052)	(3,789,889)
Balance at January 31, 2012 and 2011	$5,527,591	$8,520,828

Issuance of common stock warrants	-	3,111,758
Exercises of warrants	-	(639,960)
Exchanges of warrants	(134,796)	-
Change in fair value	(2,302,707)	4,915,676
Balance at April 30, 2012 and 2011	$3,090,088	$15,908,302
Issuance of common stock warrants	291,400	36,376
Reclassification of liabilities to equity	-	613,003
Debt for Equity Exchange: Bridge Notes	(4,750)	-
July Warrant Exchanges	(407,501)	-
Exercises and/or Exchanges of warrants	-	(1,714,266)
Change in fair value	(1,703,252)	(6,906,747)
Balance at July 31, 2012 and 2011	1,265,985	7,936,668

May 2012 Notes	July 31, 2012

Issuance of notes	687,000

Issuance of C/S warrants	(291,400)

Changes in fair value	77,270

$472,870

In fair valuing the embedded derivative liability, at July 31, 2012 and July 31, 2011, the Company used the following inputs:

in its BSM Model:

	7/31/2012	7/31/2011

Exercise Price:	0.15	0.15

Stock Price	0.073	0.1485

Expected term:	92-162 days	92-286 days

Volatility %	79.53%-86%	54.73%-78.46%

Risk Free Rate:	.11%-.15%	.10-.18%

In fair valuing the warrant liability, at July 31, 2012 and July 31, 2011, the Company used the following inputs:

in its BSM Model:

	7/31/2012	7/31/2011

Exercise Price:	0.15	0.15

Stock Price	0.073	0.1485

Expected term:	15-1752 days	185-1825 days

Volatility %	65.59%-91.95%	65.68%-174.18%

Risk Free Rate:	.07%-.27%	.10-.18%

For those warrants with exercise price reset features (anti-dilution provisions), the Company computes multiple valuations, each quarter, using an adjusted BSM model, to account for the various possibilities that could occur due to changes in the inputs to the BSM model as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). As of July 31, 2012, the Company utilized different exercise prices of $0.15 and $0.10, weighting the possibility of warrants being exercised at $0.15 between 50% and 70% and warrants being exercised at $0.10 between 50% and 30%.

In fair valuing the embedded conversion feature related to the May 2012 Notes, at July 31, 2012, the Company used the following inputs in its BSM Model:

Exercise Price:	0.15

Stock Price	0.073

Expected term:	291 days

Volatility %	71.25%

Risk Free Rate:	0.15%

14. SUBSEQUENT EVENTS

Accredited Investor Note

On August 2, 2012, we issued a one year convertible promissory note to an accredited investor in the principal amount of $66,667 . for a purchase price of $50,000. The Note was issued with an original issue discount of 25%. The investor paid $0.75 for each $1.00 of principal amount of the Note purchased. The Note is convertible into shares of our common stock, at a per share conversion price equal to $0.15, with a reset provision on December 1, 2012. . We may redeem or exchange the Note under certain circumstances.

August 2012 Note- JMJ Financial

On August 27, 2012, we issued a convertible promissory note in the aggregate principal amount of $100,000 to JMJ Financial, for an aggregate purchase price of $100,000. There are no periodic payments of interest on the August 2012 Note. The August 2012 Note is initially convertible at a per share conversion price equal to $0.15. In addition, if the August 2012 Note is converted after November 30, 2012 and the market price of our common stock is less than $0.16 per share on the date of conversion, then the conversion price shall equal 95% of the average of the three lowest closing prices in the 15 trading days prior to the date of the conversion. The August 2012 Note matures on August 29, 2013. To the extent JMJ Financial does not elect to convert the August 2012 Note as described above, the principal amount of the August 2012 Note not so converted on or prior to the maturity date shall be payable in cash on the maturity date.

The August 2012 Note may be converted by JMJ Financial, at its option, in whole or in part. The August 2012 Note includes a limitation on conversion, which provides that at no time will JMJ Financial be entitled to convert any portion of the August 2012 Note, to the extent that after such conversion, JMJ Financial (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of our common stock as of such date.

Pursuant to the terms of the August 2012 Note, we agreed to register up to 3,250,000 shares of our common stock which may be issuable upon conversion of the August 2012 Note with the Securities and Exchange Commission.. These shares were registered on August 31, 2012.

JMJ August 2012 Settlement Agreement

On August 27, 2012, we entered into a settlement agreement with JMJ Financial pursuant to which we issued to JMJ Financial 4,076,923 shares of our common stock for the mutual release of any claims held by our company or JMJ Financial relating to our failure to file the registration statement related to the May 2012 issuance of 4,000,000 shares of our common stock to JMJ Financial and have the registration statement declared effective by certain prescribed deadlines. A registration statement filed with the Securities and Exchange Commission on August 31, 2012 included the above mentioned shares.

Additional Convertible Promissory Notes

During September, 2012 we issued two convertible promissory notes in the principal amounts of $100,000 and $132,500 to two accredited investors The notes bear interest at the rate of 8 and 12% respectively and there are re are no periodic payments of interest on the notes. The notes are convertible at a per share conversion price equal to between 69% and 65% respectively of the market price of our shares in a formula prescribed in the notes.. The notes mature in 9.and 8 months respectively .

Amendment to Certificate of Incorporation

On August 16, 2012, we filed a certificate of amendment to our amended and restated certificate of incorporation with the Delaware Secretary of State to increase the total number of authorized shares of capital stock available for issuance from 505,000,000, consisting of 500,000,000 shares of our common stock and 5,000,000 shares of “blank check” preferred stock, to 1,005,000,000, consisting of 1,000,000,000 shares of our common stock and 5,000,000 shares of “blank check” preferred stock. The certificate of amendment became effective upon filing.

15. Prior Period Adjustment

The Company has restated its July 31, 2012 Balance Sheet and Statement of Operations for the nine months ended July 31, 2012 for the correction of an error made in the first and second fiscal quarters of 2012. These non-cash errors relate to the interpretation and application of accounting standards in calculating its loss on conversions of convertible notes with bifurcated embedded derivative liabilities. The correction of these errors amounting to approximately an additional $819,000 Loss on note retirement, no material effect on Net Loss per share, and no effect on Shareholders’ Deficiency. The Company plans to restate its Form 10-Q for periods ended January 31, 2012 and April 30, 2012.

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

Recent Developments

Accredited Investor Note

On August 2, 2012, we issued a one year convertible promissory note to an accredited investor in the principal amount of $66,667 . for a purchase price of $50,000. The Note was issued with an original issue discount of 25%. The investor paid $0.75 for each $1.00 of principal amount of the Note purchased. The Note is convertible into shares of our common stock, at a per share conversion price equal to $0.15, with a reset provision on December 1, 2012. . We may redeem the Note under certain circumstances.

August 2012 Note- JMJ Financial

On August 27, 2012, we issued a convertible promissory note in the aggregate principal amount of $100,000 to JMJ Financial, for an aggregate purchase price of $100,000. There are no periodic payments of interest on the August 2012 Note. The August 2012 Note is initially convertible at a per share conversion price equal to $0.15. In addition, if the August 2012 Note is converted after November 30, 2012 and the market price of our common stock is less than $0.16 per share on the date of conversion, then the conversion price shall equal 95% of the average of the three lowest closing prices in the 15 trading days prior to the date of the conversion. The August 2012 Note matures on August 29, 2013. To the extent JMJ Financial does not elect to convert the August 2012 Note as described above, the principal amount of the August 2012 Note not so converted on or prior to the maturity date shall be payable in cash on the maturity date.

The August 2012 Note may be converted by JMJ Financial, at its option, in whole or in part. The August 2012 Note includes a limitation on conversion, which provides that at no time will JMJ Financial be entitled to convert any portion of the August 2012 Note, to the extent that after such conversion, JMJ Financial (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of our common stock as of such date.

Pursuant to the terms of the August 2012 Note, we agreed to register up to 3,250,000 shares of our common stock which may be issuable upon conversion of the August 2012 Note with the Securities and Exchange Commission.. These shares were registered on August 31, 2012.

JMJ August 2012 Settlement Agreement

On August 27, 2012, we entered into a settlement agreement with JMJ Financial pursuant to which we issued to JMJ Financial 4,076,923 shares of our common stock for the mutual release of any claims held by our company or JMJ Financial relating to our failure to file the registration statement related to the May 2012 issuance of 4,000,000 shares of our common stock to JMJ Financial and have the registration statement declared effective by certain prescribed deadlines. A registration statement filed with the Securities and Exchange Commission on August 31, 2012 included the above mentioned shares.

Additional Convertible Promissory Notes

During September, 2012 we issued two convertible promissory notes in the principal amounts of $100,000 and $132,500 to two accredited investors The notes bear interest at the rate of 8 and 12% respectively and there are re are no periodic payments of interest on the notes. The notes are convertible at a per share conversion price equal to between 69% and 65% respectively of the market price of our shares in a formula prescribed in the notes.. The notes mature in 9.and 8 months respectively .

Amendment to Certificate of Incorporation

On August 16, 2012, we filed a certificate of amendment to our amended and restated certificate of incorporation with the Delaware Secretary of State to increase the total number of authorized shares of capital stock available for issuance from 505,000,000, consisting of 500,000,000 shares of our common stock and 5,000,000 shares of “blank check” preferred stock, to 1,005,000,000, consisting of 1,000,000,000 shares of our common stock and 5,000,000 shares of “blank check” preferred stock. The certificate of amendment became effective upon filing.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2012 AND 2011

Revenue

We did not record any revenue for the three months ended July 31, 2012 and 2011.

Research and Development Expenses

Research and development expenses decreased by approximately $627,000 or 32% to approximately $1,331,000 for the three months ended July 31, 2012 as compared with approximately $1,959,000 for the same period a year ago principally attributable to decreases in clinical trial expenses and related manufacturing costs as well as lower overall supply costs. In addition, there was an overall decrease in compensation expense resulting from bonuses paid to employees in the period a year ago that were not repeated in the current period.

We anticipate continued overall decrease in R&D expenses resulting from lower clinical trial costs more than offsetting expanded development efforts primarily related to new clinical trials and product development. In addition, expenses will be incurred in the development of strategic and other relationships required to license, manufacture and distribute our product candidates.

General and Administrative Expenses

General and administrative expenses increased by approximately $613,000 or 37%, to approximately $2,252,000 for the three months ended July 31, 2012 as compared with approximately $1,638,000 for the same period a year ago. This was primarily the result of noncash expenses related to the issuance of shares of our common stock related to the Numoda-Socius various agreements entered into in the current period resulting in certain shares being issued to Socius. These increases were offset by decreases in cash spending for legal and consulting fees in the current period when compared with the same period a year ago as well as decreases in compensation expense resulting from bonuses paid to employees in the period a year ago that were not repeated in the current period.

Interest Expense

For the three months ended July 31, 2012, interest expense decreased approximately $725,000 to approximately $1,045,000 for the three months ended July 31, 2012 as compared with approximately $1,770,000 in the period a year ago. The Company recorded less interest expense in the current period primarily resulting from the exchange of convertible promissory notes in the aggregate principal amount of approximately $4.5 million for (i) an aggregate of approximately 52.2 million shares of our common stock and (ii) warrants to purchase up to approximately 5.8 million shares of our common stock. This decrease was slightly offset by additional interest expense related to the issuance of May 2012 convertible promissory notes in the current period and the issuance of shares to JMJ under the above mentioned Settlement Agreement, resulting in noncash expense from the recognition of a beneficial conversion feature.

Additionally, the debt discounts related to the original fair values of both warrants and embedded derivatives are amortized to interest expense over the life of these convertible promissory notes.

 Other Expense/ Income

Other income was approximately $25,000 for the three months ended July 31, 2012 as compared with other expense of approximately $4,000 in the same period a year ago as a result of favorable changes in foreign exchange rates relating to transactions with certain vendors.

(Loss) on Note Retirement

For the three months ended July 31, 2012, we recorded a charge to income of approximately $932,000 primarily resulting from the Company entering into exchange agreements with convertible note holders in which these investors exchanged convertible promissory notes in the aggregate principal amount of approximately $4.5 million for (i) an aggregate of approximately 52.2 million shares of our common stock and (ii) warrants to purchase up to approximately 5.8 million shares of our common stock at an exercise price of $0.15. These charges were partially offset by noncash income resulting from the issuance of 15 million shares in payment of $2.25 million of trade accounts payable under a stock purchase and the July warrant exchanges.

For the three months ended July 31, 2011, the Company recorded a charge to income of approximately $115,000 primarily due to the exchange by an investor of 2007 warrants that contained anti-dilution provisions, for a larger number of warrants with no anti-dilution provisions.

Changes in Fair Values

For the three months ended July 31, 2012, the Company recorded income from changes in the fair value of the warrant liability and embedded derivative liability of approximately $2.4 million compared with income of approximately $9.1 million in same period a year ago. In the current period, the Company recorded income of approximately $2.2 million resulting from a decrease in the Black-Scholes value of each liability warrant primarily due to a decrease in our share price from $0.13, at April 30, 2012 to $0.07, at July 31, 2012.

For the three months ended July 31, 2011, the Company recorded income from the change in fair value of the common stock warrant liability and embedded derivative liability of approximately $9.1 million resulting from decreases in the underlying stock price (and therefore decreases in the corresponding warrant liability and embedded derivative liability).

Potential future increases or decreases in our stock price will result in increased or decreased warrant and embedded derivative liabilities, respectively, on our balance sheet and therefore increased or decreased expenses being recognized in our statement of operations infuture periods.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JULY 31, 2012 AND 2011

Revenue

We did not record any revenue for the nine months ended July 31, 2012 and 2011.

Research and Development Expenses

Research and development expenses were approximately $5,760,000 for the nine months ended July 31, 2012 as compared with approximately $6,393,000 for the same period a year ago principally attributable to decreases in clinical trial expenses and related manufacturing costs.

We anticipate continued overall decrease in R&D expenses resulting from lower clinical trial costs more than offsetting expanded development efforts primarily related to new clinical trials and product development. In addition, expenses will be incurred in the development of strategic and other relationships required to license, manufacture and distribute our product candidates.

General and Administrative Expenses

General and administrative expenses increased by approximately $715,000 or 20%, to approximately $4,297,000 for the nine months ended July 31, 2012 as compared with approximately $3,582,000 for the same period a year ago. This was primarily the result of noncash expenses related to the issuance of shares of our common stock related to the Numado-Socius various agreements entered into in the current period resulting in certain shares being issued to Socius. These increases were offset by decreases in cash spending for legal and consulting fees in the current period when compared with the same period a year ago as well as decreases in compensation expense resulting from bonuses paid to employees in the period a year ago that were not repeated in the current period.

Interest Expense

For the nine months ended July 31, 2012, interest expense increased to approximately $4,242,000 from approximately $2,721,000 primarily due to the sale of convertible promissory notes in May, October and December 2011.  In addition, the Company recorded interest expense resulting from the issuance of 4 million shares to JMJ under the above mentioned Settlement Agreement, resulting in noncash expense from the recognition of a beneficial conversion feature.  Additionally, the debt discounts related to the original fair values of both warrants and embedded derivatives are amortized to interest expense over the life of these convertible promissory notes.

 Other Expense/ Income

Interest Income was $0 as compared with approximately $102,000 in the same period a year ago. We record all interest earned on Optimus promissory notes to equity in accordance with ASC 505 10-45. The Optimus promissory notes are classified in the equity section of the balance sheet as a promissory note receivable.

Other income was approximately $26,000 for the nine months ended July 31, 2012 as compared with other expense of approximately $49,000 in the same period a year ago as a result of favorable changes in foreign exchange rates relating to transactions with certain vendors.

Gain (Loss) on Note Retirement

For the nine months ended July 31, 2012, we recorded a charge to income of approximately $2,173,000 primarily resulting from the Company entering into exchange agreements with May, October and December 2011 investors in which these investors exchanged convertible promissory notes in the aggregate principal amount of approximately $4.5 million for (i) an aggregate of approximately 52.2 million shares of our common stock and (ii) warrants to purchase up to approximately 5.8 million shares of common stock at an exercise price of $0.15 per share. In addition, the Company recognized noncash expense resulting from the conversion of promissory notes, by investors, during the nine months ended July 31, 2012. These expenses were partially offset by noncash income resulting from the issuance of shares to Numoda under a stock purchase agreement and the July warrant exchanges.

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

Changes in Fair Values

For the nine months ended July 31, 2012, the Company recorded income from changes in the fair value of the warrant liability and embedded derivative liability of approximately $6.0 million compared with income of approximately $7.1 million in same period a year ago. In the current period, the Company recorded income of approximately $4.9 million resulting from a decrease in the Black-Scholes value of each liability warrant due primarily to a decrease in our share price from $0.15, at October 31, 2010 to $0.07, at July 31, 2012. In addition, there was a decrease in the Black Scholes value of each liability warrant due to a smaller range of share prices used in the calculation of the BSM Model volatility input.

For the nine months ended July 31, 2011, the Company recorded income from changes in the fair value of the warrant liability and embedded derivative liability of approximately $7.1 million resulting from a change in fair values of our common stock warrant liability providing a gain of $5.8 million and a $1.3 million (gain) change in fair value associated with embedded derivative liabilities from the May 2011 Notes ($1.2 million of the total $1.3 million gain) that were established on May 12, 2011 and revalued on July 31, 2011. The change in fair value for both derivative instruments resulted from a decrease in our share price during the current quarter of $0.21 on April 30, 2011 ($0.18 on May 12, 2011) compared with $0.1485.

Potential future increases or decreases in our stock price will result in increased or decreased warrant and embedded derivative liabilities, respectively, on our balance sheet and therefore increased or decreased expenses being recognized in our statement of operations in future periods.

Income Tax Benefit

In the nine months ended July 31, 2012, the income tax benefit was approximately $347,000 due to the receipt of a NOL tax credit from the State of New Jersey tax program compared to approximately $379,000 in NOL tax credits received from the State of New Jersey tax program in the nine months ended July 31, 2011.

Liquidity and Capital Resources

Since our inception through July 31, 2012, the Company has reported accumulated net losses of approximately $45.6 million and recurring negative cash flows from operations. We anticipate that we will continue to generate significant losses from operations for the foreseeable future.

Cash used in operating activities, for the nine months ended July 31, 2012, was approximately $3.9 million, primarily as a result of the following: continued R&D spending on clinical trials and higher general and administrative spending.

Cash used in investing activities, for the nine months ended July 31, 2012, was approximately $351,000 resulting from spending in support of our intangible assets (patents), costs paid to the University of Pennsylvania for patents and the purchase of equipment for use in research and development activities.

Cash provided by financing activities, for the nine months ended July 31, 2012, was approximately $3.2 million, resulting from net proceeds received from the sale of convertible promissory notes ($2.8 million) and the exercise of warrants of approximately $.4 million.

During the nine months ended July 31, 2012 we reduced our overall convertible debt by $4.3 million primarily do the issuance of of approximately 52.2 million shares of our common stock and warrants to purchase up to approximately 5.8 million shares of common stock.

Our limited capital resources and operations to date have been funded primarily with the proceeds from public and private equity and debt financings, NOL tax sales and income earned on investments and grants.  We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future, due to the substantial investment in research and development. As of July 31, 2012 and October 31, 2011, we had an accumulated deficit of $45,611,368 and $35,531,740, respectively and shareholders’ deficiency of $4,999,243 and $12,279,713, respectively.

Based on our available cash, we do not have adequate cash on hand to cover our anticipated expenses for the next 12 months. If we fail to raise a significant amount of capital, we may need to significantly curtail operations in the near future. These conditions raised substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent public accounting firm relating to our financial statements for the year ended October 31, 2011 included a going concern explanatory paragraph. Please see Recent Developments above for the Company’s financing activities that occurred during August 2012.

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

Off-Balance Sheet Arrangements

As of July 31, 2012, we had no off-balance sheet arrangements.

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

Warrants

Warrants were issued in connection with the equity financings completed in October 2007, the preferred equity financing with Optimus, our Bridge Notes issued from June 2009 to the present.. At issuance, we estimate the fair value of these instruments using the Black-Scholes model, which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining term and the closing price of our common stock. For those warrants classified as liabilities on the balance sheet, we estimate their fair value at each subsequent balance sheet date. Changes in assumptions used to estimate the fair value of these derivative instruments could result in a material change in the fair value of the instruments. We believe the assumptions used to estimate the fair values of the warrants are reasonable.

As of July 31, 2012, we had approximately 114.7 million warrants including outstanding warrants to purchase approximately 80.0 million shares of our common stock (adjusted for anti-dilution provisions through July 31, 2012) and approximately 34.7 million to be issued exchange warrants.  Approximately 100 million of all warrants are classified as liabilities on the balance sheet. Approximately15 million of these warrants are classified as equity on the balance sheet. Substantially all warrants have an exercise price of $0.15 per share.

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

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 6. Exhibits .

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

ADVAXIS, INC.
Registrant

Date: October 2, 2012	By:	/s/ Thomas A. Moore
Thomas A. Moore
Chief Executive Officer and Chairman of the Board

	By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum
Chief Financial Officer, Senior Vice President and Secretary

