Form 10-Q/A
period 2012-07-31
Advaxis, Inc.
filed 2012-10-04
CIK 1100397

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Advaxis Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2012, filed with the Securities and Exchange Commission on October 2, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the SOX of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the SOX of 2002*

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350*

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* These exhibits were previously included or incorporated by reference in Advaxis’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2012, filed with the Securities and Exchange Commission on October 2, 2012.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVAXIS, INC.
Registrant

Date: October 4, 2012	By:	/s/ Thomas A. Moore
Thomas A. Moore
Chief Executive Officer and Chairman of the Board

	By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum
Chief Financial Officer, Senior Vice President and Secretary