Form 10-Q/A
period 2012-01-31
Advaxis, Inc.
filed 2012-10-18
CIK 1100397

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2012 (the “Form 10-Q”), originally filed by Advaxis, Inc. on March 16, 2012, is being filed to amend and restate our previously issued interim financial statements and related financial information for the correction of non-cash errors related to the interpretation and application of accounting standards in calculating our loss on conversions of convertible notes outstanding during such period with bifurcated embedded derivative liabilities of certain convertible notes.

Background

The Company has convertible features (embedded derivatives) in certain convertible promissory notes issued by the Company and outstanding during the fiscal quarter ended January 31, 2012. Such embedded derivatives are recorded at fair value, classified as liabilities on the balance sheet, valued using the Black-Scholes Model (BSM Model) and subject to revaluation at each reporting date.

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Embedded derivative liability is one of the most significant estimates impacting account balances. After significant analysis and discussion with respect to these estimates in connection with our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2012, the Company has decided to amend and restate its financial statements for the quarterly periods ended January 31, 2012 and April 30, 2012 for the correction of non-cash errors related to the interpretation and application of accounting standards in calculating its loss (additional non-cash expense of approximately $819,000) on conversions of convertible notes with bifurcated embedded derivative liabilities. Please see Note 14 of the Notes to the Financial Statements for the impact of this restatement on the financial statements.

Except as described above, no other changes have been made to the Form 10-Q. Therefore, this Amendment No. 2 on Form 10-Q does not reflect many events occurring after the filing of the Form 10-Q nor does it modify or update all disclosures made therein which may be affected by events subsequent to January 31, 2012. Accordingly, information presented in many items is unchanged and reflects disclosures made at the time of the original Form 10-Q, and this Amendment No. 2 should be read in conjunction with our filings and amendments thereto made with the SEC subsequent to the filing of the original Form 10-K for the year ended October 31, 2011.

INDEX

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	2

	Balance Sheets at January 31, 2012 (unaudited) and October 31, 2011	2

	Statements of Operations for the three month periods ended January 31, 2012 and 2011 and the period March 1, 2002 (inception) to January 31, 2012 (unaudited)	3

	Statement of Stockholders’ Deficiency for the three month period ended January 31, 2012 (unaudited)	4

	Statements of Cash Flow for the three month periods ended January 31, 2012 and 2011 and the period March 1, 2002 (inception) to January 31, 2012 (unaudited)	5

	Supplemental Disclosures of Cash Flow Information and Supplemental Schedule of Noncash Investing and Financing Schedules	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

SIGNATURES		27

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

ADVAXIS, INC.

(A Development Stage Company)

BALANCE SHEETS

	(unaudited) January 31, 2012	October 31, 2011
	(restated)
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
Common Stock - $0.001 par value; authorized 500,000,000 shares, issued and outstanding 278,655,727 at January 31, 2012 and 250,173,570 at October 31, 2011.	278,655	250,173
Additional Paid-In Capital	38,558,521	33,000,064
Promissory Note Receivable	(9,998,210)	(9,998,210)
Deficit accumulated during the development stage	(39,897,284)	(35,531,740)
Total Shareholders’ Deficiency	(11,058,318)	(12,279,713)
TOTAL LIABILITIES & SHAREHOLDERS’ DEFICIENCY	$4,838,838	$5,640,562

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended January 31,		Period from March 1, 2002 (Inception) to January 31,
	2012	2011	2012
	(restated)		(restated)
Revenue	$-	-	$1,863,343

Research & Development Expenses	2,212,909	1,987,691	25,369,649
General & Administrative Expenses	1,031,392	981,956	22,211,225
Total Operating expenses	3,244,301	2,969,647	47,580,874

Loss from Operations	(3,244,301)	(2,969,647)	(45,717,531)

Other Income (expense):
Interest expense	(1,616,882)	(532,349)	(12,066,219)
Other Income	6,744	37,330	254,451
(Loss) Gain on note retirement	(697,642)	-	497,203
Net changes in fair value of common stock warrant liability and embedded derivative liability	839,750	3,841,861	15,251,436
Net Loss before benefit for income taxes	(4,712,331)	377,195	(41,780,660)

Income tax benefit	346,787	379,472	1,927,260

Net Income (Loss)	(4,365,544)	756,667	(39,853,400)

Dividends attributable to preferred shares	185,000	989,020	1,767,570

Net Loss applicable to Common Stock	$(4,550,544)	$(232,353)	$(41,620,970)

Net Loss per share, basic and diluted	$(.02)	$-

Weighted average number of shares outstanding, basic	262,831,912	206,807,491

Weighted average number of shares, diluted	262,831,912	206,807,491

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.

(a development stage company)

STATEMENT OF SHAREHOLDERS’ DEFICIENCY

Period from November 1, 2011 to January 31, 2012

	Preferred Stock		Common Stock				Deficit
	Number of				Stock		Accumulated
	Shares of Outstanding	Amount	Number of shares of outstanding	Amount	Subscription Receivable	Additional Paid- in Capital	During the Development Stage	Shareholders’ Equity (Deficiency)
Balance at October 31, 2011	740		$250,173,570	$250,173	$(9,998,210)	$33,000,064	$(35,531,740)	$(12,279,713)
Common Stock Issued Upon Exercise of Warrants			2,745,097	2,745		409,019		411,764
Options granted to employees& directors						289,725		289,725
Options granted to consultants						10,459		10,459
Common stock issued upon conversion of Bridge Notes			1,126,667	1,127		167,873		169,000
Common stock issued upon conversion of May 2011 Notes			12,827,065	12,827		2,332,698		2,345,525
Common stock issued upon conversion of October 2011 Notes			8,183,333	8,183		1,636,237		1,644,420
Issuance of common stock warrants with December 2011 Notes						279,807		279,807
Interest on Optimus Notes						50,402		50,402
Common stock issued upon partial conversion of long-term convertible promissory notes			3,600,000	3,600		382,237		385,837
Net( Loss)							(4,365,544)	(4,365,544)
Balance at January 31, 2012 restated	740		278,655,732	$278,655	$(9,998,210)	$38,558,521	$(39,897,284)	$(11,058,318)

ADVAXIS, INC.
(A Development Stage Company)
STATEMENTS OF CASH
FLOWS
(unaudited)

	Three Months Ended January 31,		Period from March 1, 2002 (Inception) to January 31,
	2012	2011	2012
	restated		restated
OPERATING ACTIVITIES
Net income (loss)	$(4,365,544)	$756,667	$(39,853,400)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash charges to consultants and employees for options and stock	300,184	240,582	4,100,829
Amortization of deferred financing costs	-	-	260,000
Amortization of discount on convertible promissory notes	532,559	73,364	1,688,952
Impairment of intangible assets	-	-	26,087
Non-cash interest expense	1,075,524	414,890	9,646,256
Gain on change in value of warrants and embedded derivative	(839,750)	(3,841,861)	(15,251,436)
Warrant Expense	-	35,523	764,210
Value of penalty shares issued	-	-	149,276
Depreciation expense	-	9,784	195,672
Amortization expense of intangibles	35,409	32,265	630,049
Other Income	-	-	33,478
Loss (Gain) on note retirement	697,642	-	(497,203)
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expenses	23,389	15,862	(14,084)
Decrease in grant receivable	-	244,479	-
(Increase) in income tax receivable		(379,472)	-
Increase in other current assets	(80,961)	(77,221)	(83,182)
Increase in other assets	-	53,968	(132,271)
(Increase) decrease in deferred expenses	28,455	(63,259)	(843,920)
Increase (decrease) in accounts payable and accrued expenses	470,238	375,504	7,395,494
Increase (decrease) in deferred rent	(14,410)	-	48,031
Increase (decrease) in interest payable	8,257	43,953	(57,605)
Net cash used in operating activities	(2,129,008)	(2,172,908)	(31,794,767)
INVESTING ACTIVITIES
Cash paid on acquisition of Great Expectations	-	-	(44,940)
Purchase of property and equipment	-	-	(150,093)
Cost of intangible assets	(126,375)	(74,817)	(3,042,115)
Net cash used in Investing Activities	(126,375)	(74,817)	(3,237,148)
FINANCING ACTIVITIES
Proceeds from convertible debenture	-	-	1,995,000
(Increase) in deferred offering expenses	(28,500)		(80,500)
Cash paid for deferred financing costs	-	(25,000)	(584,493)
Principal payments on notes payable	(87,941)	(187,582)	(2,779,030)
Proceeds from notes payable	1,451,963	1,380,000	15,403,885
Net proceeds of issuance of Preferred Stock	-	1,077,966	8,610,499
Cancellation of warrants	-	-	(600,000)
Proceeds from exercise of warrants	411,765	-	1,666,766
Net proceeds of issuance of common stock	-	-	11,988,230
Net cash provided by Financing Activities	1,747,287	2,245,384	35,620,357
Net increase (decrease) in cash	(508,096)	(2,341)	588,442
Cash at beginning of period	1,096,538	108,381	-
Cash at end of period	$588,442	$106,040	$588,442

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosures of Cash Flow Information

	Three months ended January 31,		Period from March 1, 2002 (Inception) to January 31,
	2012	2011	2012
	restated		restated
Cash paid for Interest	$52,941	$44,292	$734,933

Supplemental Schedule of Noncash Investing and Financing Activities

	Three months ended January 31,		Period from March 1, 2002 (Inception) to January 31,
	2012	2011	2012
Equipment acquired under notes payable	$-	$-	$45,580
Common stock issued to Founders	$-	$-	$40
Notes payable and accrued interest converted to Preferred Stock	$-	$-	$15,969
Stock dividend on Preferred Stock	$-	$-	$43,884
Accounts Payable from consultants settled with Common Stock	$-	$-	$51,978
Notes payable and embedded derivative liabilities converted to Common Stock	$3,547,719	$-	$9,382,969
Intangible assets acquired with notes payable	$-	$-	$360,000
Intangible assets acquired with common stock	$-	$-	$70,000
Debt discount in connection with recording the original value of the embedded derivative liability	$306,568	$200,569	$6,473,385
Allocation of the original secured convertible debentures to warrants	$-	$-	$214,950
Allocation of the warrants on convertible notes as debt discount	$279,807	$651,846	$2,710,406
Cancellation of Note Receivable in connection with Preferred Stock Redemption	$-	$(3,051,000)	$(3,051,000)
Note receivable in connection with exercise of warrants	$-	$1,795,500	$9,998,210
Warrants Issued in connection with issuance of Common Stock	$-	$-	$1,505,550
Warrants Issued in connection with issuance of Preferred Stock	$-	$-	$3,587,625

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

During the three months ended January 31, 2012, the Company converted approximately $1,924,000 in principal into 12,827,065 shares of the Company’s common stock at a conversion price of $0.15, recording non-cash expense of approximately $316,000.  At January 31, 2012, the Company had approximately $3.3 million in principal outstanding on the May 2011 Notes.

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

During the three months ended January 31, 2012, the Company converted $1,227,500 in principal into 8,183,333 shares of the Company’s common stock at a conversion price of $0.15, recording non-cash expense of approximately $296,000. At January 31, 2012, the Company had approximately $1.1 million in principal outstanding on the October 2011 Notes.

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

14. RESTATEMENT

During the course of the review in connection with our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2012, the way in which the Company accounted for conversions of convertible promissory notes with bifurcated embedded derivative liabilities, into shares of our common stock, was changed. Previously, the Company accounted for these conversions under an equity method in which no gain or loss was recognized on conversion. The restatement came as a result of determining it was more proper to apply the debt extinguishment method in which a gain or loss was recognized on the conversion of convertible promissory notes.

Comparison of financial statements as of January 31, 2012

	Three months ended January 31, 2012			Since Inception

	Original	Restated	Change	Original	Restated	Change

Balance Sheet

Additional Paid-In Capital	$37,947,296	$38,558,521	$611,225

Deficit accumulated during development stage	$(39,286,059)	$(39,897,284)	$(611,225)

Income Statement

Gain(Loss) during Note Retirement	$(86,417)	$(697,642)	$(611,225)	$1,108,428	$497,203	$(611,225)

Net Loss before benefit for income taxes	$(4,101,106)	$(4,712,331)	$(611,225)	$(41,169,435)	$(41,780,660)	$(611,225)

Net income (loss)	$(3,754,319)	$(4,365,544)	$(611,225)	$(39,242,175)	$(39,853,400)	$(611,225)

Net Loss applicable to common stock	$(3,939,319)	$(4,550,544)	$(611,225)	$(41,009,745)	$(41,620,970)	$(611,225)

Net loss per share, basic and diluted	$(.02)	$(.02)	-

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

Gain on Note Retirement

For the three months ended January 31, 2012, we recorded non-cash expense of approximately $697,000 mainly resulting from the conversion of some convertible promissory notes by investors, into shares of our common stock in addition to the exchange by an investor of 2007 warrants that contained anti-dilution provisions, for a larger number of warrants with no anti-dilution provisions in addition to the conversion of some bridge notes into shares of the Company’s common stock

Changes in Fair Values

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

Liquidity and Capital Resources

Since our inception through January 31, 2012, the Company has reported accumulated net losses of approximately $39.9 million and recurring negative cash flows from operations. We anticipate that we will continue to generate significant losses from operations for the foreseeable future.

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

Our limited capital resources and operations to date have been funded primarily with the proceeds from public and private equity and debt financings, NOL tax sales and income earned on investments and grants.  We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future, due to the substantial investment in research and development. As of January 31, 2012 and October 31, 2011, we had an accumulated deficit of $39,897,284 and $35,531,740, respectively and shareholders’ deficiency of $11,058,318 and $12,279,713, respectively.

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

ADVAXIS, INC.
Registrant

Date: October 18, 2012	By:	/s/ Thomas Moore
Thomas Moore
Chief Executive Officer and Chairman of the Board

	By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum
Chief Financial Officer, Senior Vice President and Secretary

