Form 10-Q/A
period 2012-04-30
Advaxis, Inc.
filed 2012-10-18
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2012 (the “Form 10-Q”), originally filed by Advaxis, Inc. on June 14, 2012, is being filed to amend and restate our previously issued interim financial statements and related financial information for the correction of non-cash errors related to the interpretation and application of accounting standards in calculating our loss on conversions of convertible notes outstanding during such period with bifurcated embedded derivative liabilities of certain convertible notes.

Background

The Company has convertible features (embedded derivatives) in certain convertible promissory notes issued by the Company and outstanding during the fiscal quarter ended April 30, 2012. Such embedded derivatives are recorded at fair value, classified as liabilities on the balance sheet, valued using the Black-Scholes Model (BSM Model) and subject to revaluation at each reporting date.

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Embedded derivative liability is one of the most significant estimates impacting account balances. After significant analysis and discussion with respect to these estimates in connection with our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2012, the Company has decided to amend and restate its financial statements for the quarterly periods ended January 31, 2012 and April 30, 2012 for the correction of non-cash errors related to the interpretation and application of accounting standards in calculating its loss (additional non-cash expense of approximately $819,000) on conversions of convertible notes with bifurcated embedded derivative liabilities. Please see Note 15 of the Notes to the Financial Statements for the impact of this restatement on the financial statements.

Except as described above, no other changes have been made to the Form 10-Q. Therefore, this Amendment No. 2 on Form 10-Q does not reflect many events occurring after the filing of the Form 10-Q nor does it modify or update all disclosures made therein which may be affected by events subsequent to April 30, 2012. Accordingly, information presented in many items is unchanged and reflects disclosures made at the time of the original Form 10-Q, and this Amendment No. 2 should be read in conjunction with our filings and amendments thereto made with the SEC subsequent to the filing of the original Form 10-K for the year ended October 31, 2011.

INDEX

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	2

	Balance Sheets at April 30, 2012 (unaudited) and October 31, 2011	2

	Statements of Operations for the three and six month periods ended April 30, 2012 and 2011 and the period March 1, 2002 (inception) to April 30, 2012 (unaudited)	3

	Statement of Stockholders’ Deficiency for the six month period ended April 30, 2012 (unaudited)	4

	Statements of Cash Flow for the six month periods ended April 30, 2012 and 2011 and the period March 1, 2002 (inception) to April 30, 2012 (unaudited)	5

	Supplemental Disclosures of Cash Flow Information and Supplemental Schedule of Noncash Investing and Financing Schedules	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

SIGNATURES		30

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

ADVAXIS, INC.

(A Development Stage Company)

BALANCE SHEETS

	(unaudited) April 30, 2012	October 31, 2011
	(restated)
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
Common Stock - $0.001 par value; authorized 500,000,000 shares, issued and outstanding 287,038,332 at April 30, 2012 and 250,173,570 at October 31, 2011.	287,037	250,173
Additional Paid-In Capital	40,421,952	33,000,064
Promissory Note Receivable	(9,998,210)	(9,998,210)
Deficit accumulated during the development stage	(42,506,799)	(35,531,740)
Total Shareholders’ Deficiency	(11,796,020)	(12,279,713)

TOTAL LIABILITIES & SHAREHOLDERS’ DEFICIENCY	$3,784,865	$5,640,562

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,		Period from March 1, 2002 (Inception) to April 30,
	2012	2011	2012	2011	2012
	(restated)		(restated)		(restated)
Revenue	$-	$-	$-	$-	$1,863,343

Research & Development Expenses	2,215,834	2,446,710	4,428,743	4,434,401	27,585,483
General & Administrative Expenses	1,013,993	961,645	2,045,385	1,943,601	23,225,218
Total Operating expenses	3,229,827	3,408,355	6,474,128	6,378,002	50,810,701

Loss from Operations	(3,229,827)	(3,408,355)	(6,474,128)	(6,378,002)	(48,947,358)

Other Income (expense):
Interest expense	(1,579,626)	(418,697)	(3,196,508)	(951,045)	(13,645,845)
Other Income	(6,404)	20,277	340	57,606	248,047
Gain (Loss) on note retirement	(543,428)	5,904	(1,241,070)	5,904	(46,225)
Net changes in fair value of common stock warrant liability and embedded derivative liability	2,749,770	(5,834,546)	3,589,520	(1,992,685)	18,001,206
Net Loss before benefit for income taxes	(2,609,515)	(9,635,417)	(7,321,846)	(9,258,222)	(44,390,175)

Income tax benefit	-	-	346,787	379,472	1,927,260

Net Loss	(2,609,515)	(9,635,417)	(6,975,059)	(8,878,750)	(42,462,915)

Dividends attributable to preferred shares	185,000	179,666	370,000	1,168,686	1,952,570

Net Loss applicable to Common Stock	$(2,794,515)	$(9,815,083)	$(7,345,059)	$(10,047,436)	$(44,415,485)

Net Loss per share, basic and diluted	$(.01)	$(.05)	$(.02)	$(.05)

Weighted average number of shares outstanding, basic and diluted	285,322,425	213,370,738	273,945,902	210,079,887

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.

(a development stage company)

STATEMENT OF SHAREHOLDERS’ DEFICIENCY

Period from November 1, 2011 to April 30, 2012

(Unaudited)

	Preferred Stock		Common Stock				Deficit
	Number of				Stock		Accumulated
	Shares of Outstanding	Amount	Number of shares of outstanding	Amount	Subscription Receivable	Additional Paid- in Capital	During the Development Stage	Shareholders’ Equity (Deficiency)
Balance at October 31, 2011	740	$-	$250,173,570	$250,173	$(9,998,210)	$33,000,064	$(35,531,740)	$(12,279,713)
Common Stock Issued Upon Exercise of Warrants			2,745,097	2,745		409,019		411,764
Options granted to employees and directors						289,725		289,725
Options granted to consultants						10,459		10,459
Common stock issued upon conversion of Bridge Notes			1,126,667	1,127		167,873		169,000
Common stock issued upon conversion of May 2011 Notes			12,827,060	12,827		2,332,698		2,345,525
Common stock issued upon conversion of October 2011 Notes			8,183,333	8,183		1,636,237		1,644,420
Issuance of common stock warrants with December 2011 Notes						279,807		279,807
Interest on Optimus Notes						50,402		50,402
Common stock issued upon partial conversion of long-term convertible promissory notes			3,600,000	3,600		382,237		385,837
Net Loss							(4,365,544)	(4,365,544)
Balance at January 31, 2012 restated	740	$-	278,655,727	$278,655	$(9,998,210)	$38,558,521	$(39,897,284)	$(11,058,318)
Common Stock Issued Upon Exchange of Warrants			1,597,112	1,597		221,998		223,595
Options granted to employees						279,045		279,045
Options granted to consultants						8,333		8,333
Common stock issued upon conversion of May 2011 Notes			253,333	253		37,745		37,998
Common stock issued upon conversion of December 2011 Notes			5,516,666	5,517		972,594		978,111
Interest on Optimus Notes						49,306		49,306
Exchange of Bridge Notes						260,706		260,706
Issuance of shares to directors			999,632	999		31,558		32,557
Issuance of shares to employees under Employee Stock Purchase Plan			15,862	16		2,146		2,162
Net Loss							(2,609,515)	(2,609,515)
Balance at April 30, 2012 restated	740	$-	287,038,332	$287,037	$(9,998,210)	$40,421,952	$(42,506,799)	$(11,796,020)

ADVAXIS, INC.

(A Development Stage Company)

STATEMENTS OF CASH

FLOWS
(unaudited)

	Six Months Ended April 30,		Period from March 1, 2002 (Inception) to April 30,
	2012	2011	2012
	restated		restated
OPERATING ACTIVITIES
Net loss	$(6,975,059)	$(8,878,750)	$(42,462,915)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges to consultants and employees for options and stock	587,562	420,058	4,388,207
Amortization of deferred financing costs	-	-	260,000
Amortization of discount on convertible promissory notes	1,101,978	147,787	2,258,371
Impairment of intangible assets	-	-	26,087
Non-cash interest expense	2,078,633	736,128	10,649,364
(Gain) loss on change in value of warrants and embedded derivative	(3,589,520)	1,992,685	(18,001,205)
Warrant Expense	-	35,523	764,210
Employee Stock Purchase Plan expense	2,162	-	2,162
Value of penalty shares issued	-	-	149,276
Depreciation expense	4,592	19,568	200,264
Amortization expense of intangibles	72,424	65,256	667,064
Other Income	-	-	33,478
Loss (Gain) on note retirement	1,241,070	(5,904)	46,225

Changes in operating assets and liabilities :
Decrease (increase) in prepaid expenses	36,778	(47,424)	(695)

Decrease in grant receivable	-	244,479	-

Increase in other current assets	(55,961)	(52,221)	(58,182)
Increase in other assets	-	(140,220)	(132,271)

Decrease (increase) in deferred expenses	606,232	(63,487)	(266,143)
Increase in accounts payable and accrued expenses	2,107,964	2,242,419	9,033,220
(Decrease) increase in deferred rent	(28,819)	33,622	33,622
Increase (decrease) in interest payable	15,299	66,927	(50,563)
Net cash used in operating activities	(2,794,665)	(3,183,553)	(32,460,424)
INVESTING ACTIVITIES
Purchase of property and equipment	(91,844)	-	(241,937)

Cost of intangible assets	(191,688)	(191,094)	(3,152,368)
Net cash used in Investing Activities	(283,532)	(191,094)	(3,394,305)
FINANCING ACTIVITIES
Proceeds from convertible debenture	-	875,000	1,995,000
(Increase) in deferred offering expenses	(28,500)	-	(80,500)
Cash paid for deferred financing costs	-	(25,000)	(584,493)
Principal payments on notes payable	(87,941)	(347,257)	(2,779,030)
Proceeds from notes payable	1,451,963	1,960,000	15,403,885
Deferred Investment Funds	240,000	-	240,000
Net proceeds of issuance of Preferred Stock	-	1,342,672	8,610,499
Cancellation of warrants	-	-	(600,000)
Proceeds from exercise of warrants	411,765	388,580	1,666,766
Net proceeds of issuance of common stock	-	-	11,988,230
Net cash provided by Financing Activities	1,987,287	4,193,995	35,860,357
Net increase (decrease) in cash	(1,090,910)	819,348	5,628
Cash at beginning of period	1,096,538	108,381	-
Cash at end of period	$5,628	$927,729	$5,628

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosures of Cash Flow Information

	Six months ended April 30,		Period from March 1, 2002 (Inception) to April 30,
	2012	2011	2012
	restated		restated
Cash paid for Interest	$52,998	$63,541	$734,990

Supplemental Schedule of Noncash Investing and Financing Activities

	Six months ended April 30,		Period from March 1, 2002 (Inception) to April 30,
	2012	2011	2012
Equipment acquired under notes payable	$-	$-	$45,580
Common stock issued to Founders	$-	$-	$40
Notes payable and accrued interest converted to Preferred Stock	$-	$-	$15,969
Stock dividend on Preferred Stock	$-	$-	$43,884
Accounts Payable from consultants settled with Common Stock	$-	$-	$51,978
Notes payable and embedded derivative liabilities converted to Common Stock	$4,636,255	$-	$10,471,505
Intangible assets acquired with notes payable	$-	$-	$360,000
Intangible assets acquired with common stock	$-	$-	$70,000
Debt discount in connection with recording the original value of the embedded derivative liability	$306,568	$898,305	$6,473,385
Allocation of the original secured convertible debentures to warrants	$-	$-	$214,950
Allocation of the warrants on convertible notes as debt discount	$279,807	$773,084	$2,710,406
Cancellation of Note Receivable in connection with Preferred Stock Redemption	$-	$(3,051,000)	$(3,051,000)
Note receivable in connection with exercise of warrants	$-	$2,389,500	$9,998,210
Common stock issued in exchange for warrants	$134,796	$-	$134,796
Warrants Issued in connection with issuance of Common Stock	$-	$-	$1,505,550
Warrants Issued in connection with issuance of Preferred Stock	$-	$-	$3,587,625

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

During the three months ended April 30, 2012, the Company converted approximately $38,000 in principal into 253,333 shares of the Company’s common stock at a conversion price of $0.15, recording non-cash expense of approximately $2,500.  During the six months ended April 30, 2012, the Company converted approximately $1,962,000 into 13,080,393 shares of the Company’s common stock at a conversion price of $0.15, recording non-cash expense of approximately $318,000. At April 30, 2012, the Company had approximately $3.2 million in principal outstanding on the May 2011 Notes.

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

During the three and six month periods ended April 30, 2012, the Company converted $827,500 in principal into 5,516,666 shares of the Company’s common stock at a conversion price of $0.15, recording non-cash expense of approximately $205,000. At April 30, 2012, the Company had approximately $405,000 in principal outstanding on the December 2011 Notes.

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

15. RESTATEMENT

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

Comparison of financial statements as of April 30, 2012

	Three months ended April 30, 2012			Six months ended April 30, 2012

	Original	Restated	Change	Original	Restated	Change

Balance Sheet

Additional Paid-In Capital				$39,602,775	$40,421,952	$819,177

Deficit accumulated during development stage				$(41,687,622)	$(42,506,799)	$(819,177)

Income Statement

Gain(Loss) during Note Retirement	$(335,476)	$(543,428)	$(207,952)	$(421,893)	$(1,241,070)	$(819,177)

Net Loss before benefit for income taxes	$(2,401,563)	$(2,609,515)	$(207,952)	$(6,502,669)	$(7,321,846)	$(819,177)

Net income (loss)	$(2,401,563)	$(2,609,515)	$(207,952)	$(6,155,882)	$(6,975,059)	$(819,177)

Net Loss applicable to common stock	$(2,586,563)	$(2,794,515)	$(207,952)	$(6,525,882)	$(7,345,059)	$(819,177)

Net loss per share, basic and diluted	$(.01)	$(.01)	-	$(.02)	$(.02)	-

	Since Inception

	Original	Restated	Change

Income Statement

Gain(Loss) during Note Retirement	$772,952	$(46,225)	$(819,177)

Net Loss before benefit for income taxes	$(43,570,998)	$(44,390,175)	$(819,177)

Net income (loss)	$(41,643,738)	$(42,462,915)	$(819,177)

Net Loss applicable to common stock	$(43,596,308)	$(44,415,485)	$(819,177)

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

Gain (Loss) on Note Retirement

For the three months ended April 30, 2012, we recorded non-cash expense of approximately $543,000 mainly resulting from the conversion of some convertible promissory notes, by investors, into shares of our common stock. In addition, the Company recorded non-cash expense from an exchange agreement with an accredited investor in which the investor exchanged a convertible promissory note for (i) a new convertible promissory note and (ii) a warrant to purchase up to 2,352,940 shares of common stock at an exercise price of $0.15 per share. See Footnote # 7 – Notes Payable – Convertible Promissory Notes in the notes to the financial statements.

The Company also recorded non-cash expense of $89,000 (included in the above amount of $543,000) resulting from an exchange, by an investor, of approximately 6.4 million warrants for approximately 1.6 million shares of our common stock.

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

Gain (Loss) on Note Retirement

For the six months ended April 30, 2012, we recorded non-cash expense of approximately $1,241,000 mainly resulting from the conversion of some convertible promissory notes, by investors, into shares of our common stock. In addition, the Company recorded non-cash expense from an exchange agreement with an accredited investor in which the investor exchanged a convertible promissory note for (i) a new convertible promissory note and (ii) a warrant to purchase up to 2,352,940 shares of common stock at an exercise price of $0.15 per share. The Company recorded non-cash expense of approximately $247,000 related to the above exchange. In addition, during the six months ended April 30, 2012, the Company recorded non-cash expense of approximately $86,000 resulting from the exchange by an investor of 2007 warrants that contained anti-dilution provisions in addition to the conversion of some bridge notes into shares of the Company.

The Company also recorded a charge to income of $89,000 (included in the above amount of $1,241,000) resulting from an exchange, by an investor, of approximately 6.4 million warrants for approximately 1.6 million shares of our common stock.

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

Liquidity and Capital Resources

Since our inception through April 30, 2012, the Company has reported accumulated net losses of approximately $42.5 million and recurring negative cash flows from operations. We anticipate that we will continue to generate significant losses from operations for the foreseeable future.

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

Our limited capital resources and operations to date have been funded primarily with the proceeds from public and private equity and debt financings, NOL tax sales and income earned on investments and grants.  We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future, due to the substantial investment in research and development. As of April 30, 2012 and October 31, 2011, we had an accumulated deficit of $42,506,799 and $35,531,740, respectively and shareholders’ deficiency of $11,796,020 and $12,279,713, respectively.

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

Item 6. Exhibits.

4.1	Form of Common Stock Purchase Warrant issued pursuant to the Exchange Agreements, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

4.2	Form of Common Stock Purchase Warrant issued pursuant to the Note Purchase Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.1*	Amendment No. 1, dated as of March 26, 2007, to the License Agreement, between University of Pennsylvania and Advaxis, Inc. dated as of June 17, 2002, as amended and restated on February 13, 2007.

10.2*	Master Agreement, dated June 19, 2009, by and between Numoda Corporation and Advaxis, Inc.

10.3*	Project Agreement by and between Numoda Corporation and Advaxis, Inc.

10.4*	Clinical Trial Services Agreement, dated December 13, 2009, by and between the Gynecologic Oncology Group and Advaxis, Inc.

10.5*	Amendment No. 3, dated as of December 12, 2011, to the License Agreement, between University of Pennsylvania and Advaxis, Inc. dated as of June 17, 2002, as amended and restated on February 13, 2007.

10.6	Stock Purchase Agreement, dated as of June 13, 2012, by and between Advaxis, Inc. and Numoda Corporation. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on June 14, 2012.

10.7	Form of Exchange Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.8	Form of Convertible Promissory Note issued pursuant to the Note Purchase Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.9	Form of Note Purchase Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.10	Form of Registration Rights Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

31.1**	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL INSTANCE DOCUMENT

101.SCH***	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL***	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF***	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB***	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE***	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

* Previously filed

** Filed herewith

*** Furnished herewith

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

