Form 10-K
period 2012-10-31
Advaxis, Inc.
filed 2013-02-13
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED - OCTOBER 31, 2012

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 ( d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 000-28489

ADVAXIS, INC.

(Name of Registrant in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	02-0563870 (I.R.S. Employer Identification No.)

305 College Road East Princeton, New Jersey (Address of Principal Executive Offices)	08540 (Zip Code)

(609) 452-9813 (Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:	Common Stock - $.001 par value The Common Stock is listed on the Over-The-Counter Bulletin Board (OTC:BB)

Securities registered under Section 12(g) of the Exchange Act:	[None]

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2012, the aggregate market value of the voting common equity held by non-affiliates was approximately $35,567,624 based on the closing bid price of the registrant’s common stock on the Over the Counter Bulletin Board. (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders and their respective affiliates have been deemed affiliates).

The registrant had 502,052,901 shares of Common Stock, par value $0.001 per share, issued and outstanding as of February 13, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

Form 10-K Index

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

Item 1. Business.

General

We are a clinical development stage biotechnology company with the intent to develop safe and effective immunotherapies for cancer and infectious diseases. These immunotherapies are based on a platform technology under exclusive license from the University of Pennsylvania, which we refer to as Penn, that utilizes live attenuated Listeria monocytogenes, which we refer to as Lm, bioengineered to secrete antigen/adjuvant fusion proteins. These Lm strains use a fragment of the protein listeriolysin (LLO), fused to a tumor associated antigen (TAA) or other antigen of interest. We refer to these as Lm-LLO immunotherapies. We believe these Lm-LLO agents redirect the potent immune response to Lm which is inherent in humans, to the TAA or antigen of interest. Lm-LLO based immunotherapies stimulate the immune system to induce antigen-specific anti-tumor immune responses involving both innate and adaptive arms of the immune system. In addition, this technology facilitates the immune response by altering the microenvironment of tumors to make them more susceptible to immune attack.

Advaxis’ lead construct, ADXS-HPV, is being evaluated in 5 ongoing clinical trials for HPV-associated diseases: recurrent/refractory cervical cancer (India), locally advanced cervical cancer (GOG/NCI US study), CIN 2/3 (US study), head and neck cancer (CRUK study) and anal cancer (BrUOG US study). In addition, we have developed immunotherapies for prostate cancer and HER2 overexpressing cancers (such as breast, gastric and other cancers in humans and for osteosarcoma in canines). Over fifteen (15) distinct constructs are in various stages of development, developed directly by us and through strategic collaborations with recognized centers of excellence.

As of January 31, 2013, we had 12 employees, 11 of which were full time employees.  We have sustained losses from operations in each fiscal year since our inception, and we expect these losses to continue for the indefinite future, due to the substantial investment in research and development.  As of October 31, 2012, we had an accumulated deficit of $47,601,427 and shareholders’ deficiency of $5,962,724. Our research and development costs decreased from approximately $8.1 million for the year ending October 31, 2011 to approximately 6.6 million for the year ending October 31, 2012.

To date, we have outsourced many functions of drug development including manufacturing and clinical trial management. Accordingly, the expenses of these outsourced services account for a significant amount of our accumulated loss. We cannot predict when, if ever, any of our immunotherapies will become commercially viable or approved by the United States Food and Drug Administration, which we refer to as the FDA. We expect to spend substantial additional sums on the continued research and development of proprietary products and technologies, including conducting clinical trials for our immunotherapies, with no certainty that our immunotherapies will become commercially viable or profitable as a result of these expenditures.

History of the Company

We were originally incorporated in the State of Colorado on June 5, 1987 under the name Great Expectations, Inc. In 1999, we became a reporting company under the Securities Exchange of 1934 (the “Exchange Act’). We were a publicly-traded “shell” company without any business until November 12, 2004 when we acquired Advaxis, Inc., a Delaware corporation, through a Share Exchange and Reorganization Agreement, dated August 25, 2004 (the “Share Exchange”), by and among Advaxis, the stockholders of Advaxis and us. As a result of such acquisition, Advaxis become our wholly-owned subsidiary and our sole operating company. On December 23, 2004, we amended and restated our articles of incorporation and changed our name to Advaxis, Inc. On June 6, 2006 our shareholders approved the reincorporation of the company from the state of Colorado to the state of Delaware by merging the Company into its wholly-owned subsidiary. Our date of inception, for financial statement purposes, is March 1, 2002. Our statements of income and cash flows disclose our accumulated losses and net cash increases (decreases), respectively since inception.  Our principal executive offices are located at 305 College Road East, Princeton, NJ  08540 and our telephone number is (609) 452-9813.

On July 28, 2005 we began trading on the Over-The-Counter Bulletin Board (OTC:BB) under the ticker symbol ADXS.

Recent Developments

New Jersey Economic Development Authority

On December 13, 2012 we announced that we had received preliminary approval for $796,913 from the sale of certain net operating loss carryovers from prior years through the Technology Business Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority (NJEDA). On January 24, 2013, we received approximately $725,192 after sales commission and other expenses in this non-dilutive funding.

JMJ Note

On December 26, 2012, in a private placement pursuant to a note purchase agreement, we issued JMJ Financial a convertible promissory note for a purchase price of $100,000, which we refer to as the December 2012 Note. If the December 2012 Note is repaid on or before January 31, 2013, we will pay JMJ Financial a principal amount of $125,000. If the December 2012 Note is rolled into a future financing, we will have to pay JMJ Financial a principal amount of $115,000. At the holder’s election, principal and interest can be converted at a conversion price equal to 70% of the lowest closing trading price for our common stock during the 25 trading day period ending on the latest complete trading day prior to the applicable conversion date.

Ironridge Settlement

On December 20, 2012, the Superior Court of the State of California for the County of Los Angeles – Central District entered an Order for Approval of Stipulation for Settlement of Claims, which we refer to as the Order, in the matter titled Ironridge Global IV, Ltd. v. Advaxis, Inc. The Order, together with the Stipulation for Settlement of Claims, which we refer to as the Stipulation, dated December 19, 2012, between us and Ironridge Global IV, Ltd., which we refer to as Ironridge, provides for the full and final settlement of Ironridge’s $692,761.29 claim against us in connection with past due invoices relating to attorney fees, which Ironridge purchased pursuant to a Receivable Purchase Agreement, dated December 14, 2012, which we refer to as the Claim. Pursuant to the terms of the Order and the Stipulation, we are obligated to issue 33,389,663 shares of our common stock to settle the $692,761.29 owed. On December 21, 2012, we issued and delivered to Ironridge 45,000,000 shares of our common stock, par value $0.001 per share. Accordingly, Ironridge will return 11,610,337 shares of our common stock.

Change in the Company’s Public Accounting Firm

On December 19, 2012, which we refer to as the Dismissal Date, we advised McGladrey LLP, which we refer to as McGladrey, that it was dismissed as our independent registered public accounting firm. Effective December 14, 2012, we engaged Marcum LLP, which we refer to as Marcum, as our independent registered public accounting firm to audit our financial statements for the year ending October 31, 2012. The decision to dismiss McGladrey as our independent registered public accounting firm was approved by the Audit Committee of our Board of Directors.

Tonaquint Note

On December 13, 2012, we entered into an agreement, which we refer to as the Tonaquint Purchase Agreement, with Tonaquint, Inc., which we refer to as Tonaquint, whereby we issued Tonaquint a secured convertible promissory note for the initial principal sum of $890,000, which we refer to as the Tonaquint Note. The Tonaquint Note bears interest at a rate of 8% and is due 26 months after its issue date. The Tonaquint Note can be converted at a fixed price of $0.16 per share but is subject to reduction in the event that we issue shares below the conversion price of $0.16.

On the closing date, Tonaquint (i) funded us with $490,000 in cash, (ii) issued a secured mortgage note in the principal amount of $200,000, which we refer to as Mortgage Note 1, and (iii) issued an additional secured mortgage note in the principal amount of $200,000, which we refer to as Mortgage Note 2. Mortgage Note 1 bears interest at a rate of 5% and is due on the earlier of (i) 60 days following the maturity date under the Tonaquint Note, and (ii) the later of (A) 8 months after the closing date under the Tonaquint Purchase Agreement and (B) satisfaction of certain payment conditions. Mortgage Note 2 bears interest at a rate of 5% and is due on the earlier of (i) 60 days following the maturity date under the Tonaquint Note, and (ii) the later of (A) 10 months after the closing date under the Tonaquint Purchase Agreement and (B) satisfaction of certain payment conditions.

We have agreed to make installment payments on the Tonaquint Note beginning 6 months after closing in cash or in stock. If we choose to make installment payments in stock, then such stock will be issued at a price per share equal to 80% of the average of the 5 lowest daily closing bid prices for the common stock during the 20 consecutive trading days prior to the installment date. Tonaquint has the right to receive additional shares if the market price of our common stock is lower than the price per share of our common stock on the installment date.

Private Placements of Convertible Notes to Hanover

On September 19, 2012, in a private placement pursuant to a note purchase agreement, we issued Hanover a convertible promissory note in the aggregate principal amount of $132,500 for a purchase price of $132,500, which we refer to as the September 2012 Hanover PIPE Note. On October 19, 2012, in a private placement pursuant to a note purchase agreement, we issued Hanover a convertible promissory note in the aggregate principal amount of $132,500, for a purchase price of $132,500, which we refer to as the October 2012 Hanover PIPE Note, which, together with the September 2012 Hanover PIPE Note, we refer to as the Initial Hanover PIPE Notes.

On December 6, 2012, in a private placement pursuant to a note purchase agreement, we issued Hanover a convertible promissory note in the aggregate principal amount of $100,000 for a purchase price of $100,000, which we refer to as the Hanover December 2012 Note. The Hanover December 2012 Note bears interest at a rate of 12% per annum, which interest accrues, but does not become payable until maturity or acceleration of the principal of such Hanover December 2012 Note. The Hanover December 2012 Note is convertible into shares of our common stock at a conversion price of $0.03 per share. On December 5, 2012, Hanover exchanged the Initial Hanover PIPE Notes for convertible notes in the form of the Hanover December 2012 Note in all material respects (other than date of issuance, exchange date, the maturity date of May 19, 2012 solely with respect to the Exchanged Hanover PIPE Note issued in exchange for the Hanover September 2012 PIPE Note and the maturity date of June 19, 2013 solely with respect to the Exchanged Hanover PIPE Note issued in exchange for the Hanover October 2012 PIPE Note) that also are convertible into shares of our common stock at a conversion price of $0.03 per share, which we refer to as the Exchanged Hanover PIPE Notes. Each of the Hanover December 2012 Notes and the Exchanged Hanover PIPE Notes are subject to limitations on conversion if after giving effect to such conversion Hanover would beneficially own more than 4.99% of our common stock.

Other Hanover Related Transactions

During October through December 2012, pursuant to the terms of various Assignment Agreements, which we refer to as the Assignment Agreements, Magna Group, LLC, an affiliate of Hanover, which we refer to as Magna, acquired approximately $740,599 in aggregate principal amount of our outstanding convertible notes from certain third parties. Pursuant to the terms of such Assignment Agreements, we delivered convertible notes to Magna, which we refer to as the Magna Exchange Notes, in an aggregate principal amount of approximately $740,599. Prior to the date of this filing, all Magna Exchange Notes have been converted in full into 25,315,171 shares of our common stock in accordance with their terms and no longer remain outstanding.

Equity Enhancement Program

On October 26, 2012, we entered into a Common Stock Purchase Agreement, which we refer to as the Purchase Agreement, with Hanover Holdings I, LLC, a New York limited liability company, which we refer to as Hanover, whereby we may, subject to certain customary conditions, pursuant to a financing arrangement that is sometimes referred to as a committed equity line financing facility, which we refer to this prospectus as the Equity Enhancement Program, require Hanover to purchase up to $10.0 million of shares of our common stock over the 24-month term following the effectiveness of the resale registration statement described below. Over the 24-month term following the effectiveness of the resale registration statement, we generally have the right, but not the obligation, to direct Hanover to periodically purchase shares of our common stock in specific amounts under certain conditions at our sole discretion. The purchase price for such shares of common stock will be the higher of (i) the minimum price, which we refer to as the Floor Price, set forth in our notice electing to effect such issuance, which we refer to as the Draw Down Notice, and (ii) 90% of the arithmetic average of the five lowest closing sale prices of the common stock during the applicable ten trading day pricing period (or, if less, the arithmetic average of all trading days with closing sale prices in excess of the Floor Price), subject to adjustment upon an alternative transaction. Each trading day with a closing sale price less than the Floor Price is excluded from the calculation of the purchase price and automatically reduces the number of trading days in the applicable pricing period.

In consideration for Hanover’s execution and delivery of the Purchase Agreement, in connection with the execution and delivery of the Purchase Agreement, we have issued Hanover 3,500,000 shares of our common stock, which we refer to as the Commitment Fee Shares.

We agreed to file the initial registration statement with the SEC within 12 calendar days of the Purchase Agreement and to use our commercially reasonable efforts to cause such registration statement to be declared effective within 90 calendar days of the Purchase Agreement (120 calendar days if the registration statement is reviewed by the SEC). We fulfilled this obligation by a filing a registration statement on Form S-1 (File No. 333-185357) with the SEC on December 12, 2012, which was declared effective by the SEC on December 12, 2012. As of February 13, 2013 we have received $866,152.44 and have issued 19,390,514 shares of our common stock pursuant to this arrangement.

French Note

On September 27, 2012, in a private placement pursuant to a note purchase agreement, we issued our employee, Ms. French, a convertible promissory note in the aggregate principal amount of $25,000 for a purchase price of $25,000, which we refer to as the French Note. Additionally, Ms. French will receive a warrant to purchase such number of shares of our common stock equal to 50% of such number of shares of our common stock issuable upon conversion of the French Note at an exercise price equal to the conversion price then in effect. On December 19, 2012, the French Note was converted into 565,847 shares of our common stock and we issued a warrant to purchase 282,924 shares of our common stock to Ms. French, which expires on October 26, 2015

Paterson Note

On September 25, 2012, in a private placement pursuant to a note purchase agreement, we issued our affiliate Dr. Yvonne Paterson a convertible promissory note in the aggregate principal amount of $100,000 for a purchase price of $100,000, which we refer to as the Paterson Note. Additionally, Dr. Paterson will receive a warrant to purchase such number of shares of our common stock equal to 50% of such number of shares of our common stock issuable upon conversion of the Paterson Note at an exercise price equal to the conversion price then in effect. On December 19, 2012, the Paterson Note was converted into 2,263,389 shares of our common stock and we issued a warrant to purchase 1,131,695 shares of our common stock to Dr. Paterson, which expires on October 26, 2015

Asher Note

On September 11, 2012, in a private placement pursuant to a note purchase agreement, we issued Asher Enterprises, Inc, which we refer to as Asher, a convertible promissory note in the aggregate principal amount of $103,500 for a purchase price of $100,000, which we refer to as the September Asher Note. The September Asher Note bears interest at a rate of 8% per annum, which interest accrues, but does not become payable until maturity or acceleration of the principal of the September Asher Note. The September Asher Note is convertible into shares of our common stock at a conversion price equal to 61% of the arithmetic average of the five lowest closing trading prices for the common stock during the 10 trading day period ending on the latest complete trading day prior to the applicable conversion date. The September Asher Note matures on June 13, 2013, nine months from its issuance date. The September Asher Note may be converted by Asher, at its option, in whole or in part. The September Asher Note includes a limitation on conversion, which provides that at no time will Asher be entitled to convert any portion of the September Asher Note to the extent that after such conversion Asher (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of the common stock as of such date.

On November 12, 2012, in a private placement pursuant to a note purchase agreement, we issued Asher a convertible promissory note in the aggregate principal amount of $153,500 for a purchase price of $153,500, which we refer to as the November Asher Note. The November Asher Note bears interest at a rate of 8% per annum, which interest accrues, but does not become payable until maturity or acceleration of the principal of the November Asher Note. The November Asher Note is convertible into shares of our common stock at a conversion price equal to 65% of the arithmetic average of the four lowest closing trading prices for the common stock during the 20 trading day period ending on the latest complete trading day prior to the applicable conversion date. The November Asher Note matures on August 14, 2013, nine months from its issuance date. The November Asher Note may be converted by Asher, at its option, in whole or in part. The November Asher Note includes a limitation on conversion, which provides that at no time will Asher be entitled to convert any portion of the November Asher Note to the extent that after such conversion Asher (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of the common stock as of such date.

August 2012 Note

On August 27, 2012, in a private placement pursuant to a note purchase agreement, we issued JMJ Financial a convertible promissory note in the aggregate principal amount of $100,000 for a purchase price of $100,000, which we refer to as the August 2012 Note. The August 2012 Note is initially convertible at a per share conversion price equal to $0.15. In addition, if the August 2012 Note is converted after November 30, 2012 and the market price of our common stock is less than $0.16 per share on the date of conversion, then the conversion price shall equal 95% of the arithmetic average of the three lowest closing trading prices for the common stock during the 15 trading day period ending on the latest complete trading day prior to the applicable conversion date. The August 2012 Note matures on August 29, 2013. To the extent JMJ Financial does not elect to convert the August 2012 Note as described above, the principal amount and interest of such note shall be payable in cash at maturity. The August 2012 Note may be converted by JMJ Financial, at its option, in whole or in part. The August 2012 Note includes a limitation on conversion, which provides that at no time will JMJ Financial be entitled to convert any portion of the August 2012 Note to the extent that after such conversion JMJ Financial (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of the common stock as of such date. Pursuant to the terms of the August 2012 Note, we agreed to register up to 3,250,000 shares of our common stock which may be issuable upon conversion of the August 2012 Note with the SEC. These shares were registered on August 31, 2012.

Patton Note

On August 2, 2012, in a private placement pursuant to a note purchase agreement, we issued Dr. James Patton, a member of our board of directors, a convertible promissory note, which we refer to as the Patton Note, in the principal amount of $66,667 for a purchase price of $50,000. The Patton Note was issued with an original issue discount of 25%. Dr. Patton paid $0.75 for each $1.00 of principal amount of the Patton Note purchased. The Patton Note is convertible into shares of our common stock at a per share conversion price equal to $0.025287. Additionally, Dr. Patton received a warrant, which we refer to as the Patton Warrant, to purchase such number of shares of our common stock equal to 50% of such number of shares of our common stock issuable upon conversion of the Patton Note at an exercise price of $0.025287 per share. The Patton Note matures on August 2, 2013. We may redeem the Patton Note under certain circumstances. The Patton Warrant is exercisable at any time on or before August 2, 2017. The Patton Warrant may be exercised on a cashless basis under certain circumstances. The Patton Note and the Patton Warrant each include a limitation on conversion or exercise, as applicable, which provides that at no time will Dr. Patton be entitled to convert any portion of the Patton Note or Patton Warrant to the extent that after such conversion or exercise, as applicable, Dr. Patton (together with his affiliates) would beneficially own more than 4.99% of the outstanding shares of the common stock as of such date.

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

Strategy

Our strategy is to develop our Lm-LLO immunotherapies to demonstrate proof of concept before maximizing their potential through partnerships with other organizations, or, in appropriate situations, continuing to develop the drug candidates through late stage development ourselves. Proof of concept safety data and indications of efficacy are generally demonstrated when the drug candidate has progressed through at least one Phase 1 clinical trial and multiple Phase 2 clinical trials.

To develop our technology, we may enter into commercial partnerships, joint ventures, or other arrangements with competitive or complementary companies, including pharmaceutical companies or universities during the preclinical or clinical stages. This approach allows us to progress our overall technology as well as individual candidates more efficiently. Our current collaborations include the preclinical development of Lm-LLO immunotherapies for a number of indications. We are exploring potential development and commercialization collaborations for certain drug candidates such as ADXS-HPV, ADXS-PSA and ADXS-cHER2.

In addition to bringing drug candidates to proof of concept, we intend to continue devoting a substantial portion of our resources to the preclinical development of our platform technology and to further identify and evaluate appropriate new drug candidates for areas where current treatments are inadequate. Specifically, we intend to conduct research relating to developing the next generations of our Lm-LLO immunotherapies using new antigens of interest; improving the Lm-LLO based platform technology by developing new strains of Listeria that may be more suitable as live vaccine vectors; developing bivalent Lm-LLO immunotherapies; further evaluating synergy of Lm-LLO immunotherapies with cytotoxic therapies and continuing to develop the use of LLO as a component of a fusion protein based immunotherapy.

 Research and Development Program

Drug Candidates Overview

Our first Lm-LLO based immunotherapy, ADXS-HPV, uses HPV-E7, an antigen that is present in Human Papilloma Virus (HPV). HPV-associated diseases account for approximately 7% of all cancers, including cervical cancer, CIN 2/3, head and neck cancers, anal cancer and others. ADXS-PSA is directed against prostate cancer. ADXS-cHER2 is directed against HER2, an antigen found in HER2 overexpressing cancers such as breast, gastric and other cancers, as well as canine osteosarcoma. By varying the antigen, we can create different immunotherapies that may be useful across multiple therapeutic areas and tumor types.

Our lead drug candidates in clinical development are as follows:

Immunotherapy	Indication	Stage
ADXS-HPV	Cervical Cancer	Phase 1 Company sponsored study, completed in 2007 with 15 patients.

	Cervical Cancer	Phase 2 Company sponsored study, initiated in November 2010 in India in 110 patients with recurrent/refractory cervical cancer. The Company completed enrollment in May 2012.

	Cervical Cancer	Phase 2 The Gynecologic Oncology Group (GOG) of the National Cancer Institute (NCI) is conducting a study in 67 patients with recurrent/refractory cervical cancer. As of January 2013, 6 patients have been enrolled in the safety run-in portion of the study.

	CIN 2/3	Phase 2 Company sponsored study, initiated in March 2010 in the US. The Company completed enrollment of the low-dose cohort in September 2011 (41 patients). The Company completed enrollment of the mid-dose cohort in June 2012 (40 patients).

	Head and Neck Cancer	Phase 1/2 The Cancer Research UK (CRUK) is funding a study of 27 patients with head and neck cancer at 3 UK sites. As of January 2013, 6 patients have been enrolled in the study.

ADXS-HPV	Anal Cancer	Phase 1/2 The Brown University Oncology Group (BrUOG) is funding and conducting a study in 25 patients with anal cancer at Brown University, M.D. Anderson Cancer Center, Montefiore Medical Center and Boston Medical Center. The study opened for enrollment in January 2013.

ADXS-PSA	Prostate Cancer	Phase 1 Company sponsored (timing to be determined).

ADXS-cHER2	HER2 Overexpressing Cancer	Phase 1 Company sponsored (timing to be determined).

ADXS-cHER2	Canine Osteosarcoma	Phase 1 Company sponsored study, dosing commenced in July of 2012 with 7 dogs enrolled and 5 dogs dosed as of December 2012.

Mechanism of Action

Our platform technology is based on the use of live attenuated bioengineered Lm as a therapeutic agent. We start with a live, attenuated strain of Lm, and then add to this bacterium multiple copies of a plasmid that encodes a fusion protein sequence that includes a fragment of the LLO molecule joined to the tumor associated antigen or antigen of interest (specific to tumors or for infectious disease). This fusion protein is secreted inside the APC by the Listeria resulting in antigen presentation for stimulation of cellular immune responses.

APC are phagocytic sentinel cells that circulate through the body taking up and breaking down foreign and dying cells. The resulting antigens are presented as peptide fragments on the surface of the APC and stimulate CD4+ and CD8+ T cells to target specific cells that express these antigens. APC actively and rapidly phagocytose Listeria, so in effect Advaxis Lm-LLO based immunotherapies are targeted to the cells stimulate cellular immune responses. As Listeria are taken up by the APCs, they enter a cellular compartment called the phagolysosome, where enzymes kill and degrade the majority of the bacteria. A small percentage (<10%), escape from this compartment and enter the cytoplasm of the cell, where they produce the LLO-antigen fusion protein that they have been bioengineered to express (Figure 1).

The specific details of the intracellular life cycle of Listeria are important for the understanding of the Advaxis platform technology. In order to escape from the phagolysosome of the APC, Listeria produce a protein called listeriolysin O (LLO), which forms pores in the membrane of the phagolysosome, allowing Listeria to escape into the cytosol. Lm-LLO immunotherapies secrete both functional LLO and nontoxic LLO-antigen fusion proteins. Once in the cytoplasm, the bacteria cease to secrete LLO-antigen fusion proteins that are responsible for the generation of immune responses targeted to the antigen of interest. Due to the attenuation of the Listeria strains used in Advaxis immunotherapies, these Listeria are nonpathogenic and therefore limit the potential for listeriosis from our immunotherapies.

Listeria and/or Lm-LLO fusion proteins stimulate many complementary immune mechanisms of action. Immunologic effects associated with Advaxis Lm-LLO immunotherapies in preclinical studies include:

•	Strong Innate Immune Effects
o	TLR stimulation; secretion of proinflammatory cytokines and chemokines
•	Strong adaptive immune effects
o	High Titers of Antigen Specific Activated CD4+, CD8+ and TIL
•	Brief Exposure Results in Immune Memory Consolidation
o	Antibiotics immediately after dosing do not impair long term responses
•	Antigen Spreading
o	Immunotherapy directed against one TAA results in immune activation against other TAA
•	Alteration of Tumor Microenvironment
o	Reduces both Tregs and MDSC in tumors but not in other tissues
•	Bystander Effects
o	Lm infection induces cytokine and chemokine secretion from non-infected adjacent cells
•	Synthesis and Maturation of Myeloid Cells
o	Myelopoesis upregulation and myeloid maturation in the periphery
•	Upregulation of Tumor Chemokines & T Cell Chemokine Receptors
o	CXCL-9, CXCL-10, & CXCL-11 from tumors and CXCR-3 in T cells in TDLN
•	Chemotaxis and Extravasation of Activated Immune Cells
o	Chemokine mediated effects and effects directly on vascular endothelium increase TIL
•	Predominantly Cellular Immune Response to Tumor Antigen

Figure 1: Live attenuated bioengineered Listeria (Lm-LLO) being phagocytosed by an APC leading to the stimulation of CD4+ and CD8+ T cells.

Collaborations, Partnerships and Agreements

University of Pennsylvania

On July 1, 2002 we entered into a 20-year exclusive worldwide license agreement with Penn with respect to the innovative work of Yvonne Paterson, Ph.D., Associate Dean for Research and Professor in the School of Nursing at Penn, and former Professor of Microbiology at Penn, in the area of innate immunity, or the immune response attributed to immune cells, including dendritic cells, macrophages and natural killer cells, that respond to pathogens non-specifically.  This agreement has been amended from time to time and was amended and restated as of February 13, 2007.

This license, unless sooner terminated in accordance with its terms, terminates upon the later (a) expiration of the last to expire Penn patent rights; or (b) twenty years after the effective date of the license. The license provides us with the exclusive commercial rights to the patent portfolio developed at Penn as of the effective date of the license, in connection with Dr. Paterson and requires us to raise capital and pay various milestone, legal, filing and licensing payments to commercialize the technology. In exchange for the license, Penn received shares of our common stock which currently represents approximately 0.2% of our common stock outstanding on a fully-diluted basis. In addition, Penn is entitled to receive a non-refundable initial license fee, license fees, royalty payments and milestone payments based on net sales and percentages of sublicense fees and certain commercial milestones. Under the licensing agreement, Penn is entitled to receive 1.5% royalties on net sales in all countries. Notwithstanding these royalty rates, we have agreed to pay Penn a total of $525,000 over a three-year period as an advance minimum royalty after the first commercial sale of a product under each license (which we are not expecting to begin paying within the next five years). In addition, under the license, we are obligated to pay an annual maintenance fee of $100,000 on December 31, 2010, 2011 and 2012 and each December 31st thereafter for the remainder of the term of the agreement until the first commercial sale of a Penn licensed product. Overall, the amended and restated agreement payment terms reflect lower near term requirements but the savings are offset by higher long term milestone payments for the initiation of a Phase 3 clinical trial and the regulatory approval for the first Penn licensed product. We are responsible for filing new patents and maintaining and defending the existing patents licensed to use and we are obligated to reimburse Penn for all attorneys fees, expenses, official fees and other charges incurred in the preparation, prosecution and maintenance of the patents licensed from Penn.

Furthermore, upon the achievement of the first sale of a product in certain fields, Penn will be entitled to certain milestone payments, as follows: $2.5 million will be due for first commercial sale of the first product in the cancer field and $1.0 million will be due upon the date of first commercial sale of a product in each of the secondary strategic fields sold.

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

Pursuant to Amendment No. 1 to the Penn license agreement, which we entered into on March 26, 2007 with Penn, the list of intellectual property licensed to us was amended to include Penn docket R3702, The Construction of L. Monocytogenes Strains that Express and Secrete HER-2neu Fragments and the Efficacy of such Strains in Inducing a CTL Response and Controlling Tumor Growth in vivo. Amendment No. 1 also required us to pay Penn an option exercise fee of $10,000 and to pay for all historically accrued patent and licensing expenses incurred by Penn before the effective date of Amendment No. 1, totaling approximately $33,800 as of March 22, 2007. The Penn license agreement, as amended, terminates upon the expiration of the last to expire or become abandoned of the patent rights licensed thereunder; provided that Penn may earlier terminate the Penn license agreement upon the occurrence of certain defaults by us, including, but not limited to, a material breach by us of the Penn license agreement that is not cured within 60 days after notice of the breach is provided to us.

On May 10, 2010, we entered into a second amendment to the Penn license agreement pursuant to which we acquired exclusive licenses for an additional 27 patent applications related to our proprietary Listeria vaccine technology.  As per the terms of the second amendment, we acknowledged that we owed Penn approximately $249,000 in patent expenses and $130,000 in sponsored research agreement fees; such fees being paid prior to October 31, 2010. As part of this amendment, we exercised our option for the rights to seven additional patent dockets, including 23 additional patent applications, for (i) an option exercise fee payable in the form of $35,000 in cash and $70,000 in our common stock (approximately 388,889 shares of our common stock based on a price of $0.18 per share) and (ii) the assumption of certain historical costs of approximately $462,000 associated with the 23 additional patent applications acquired under the second amendment.  As of January 31, 2013, approximately $138,000 of these historical costs remained outstanding.

On December 12, 2011, we entered into a third amendment to the Penn license agreement pursuant to which we acquired an exclusive worldwide license agreement for additional patent applications from the laboratory of Dr. Yvonne Paterson. One application pertains to the antigen ISG-15 from Penn for use in our Lm-LLO based immunotherapies for the treatment of cancer and other diseases. This intellectual property resulted from work performed in the laboratory of Dr. Yvonne Paterson that demonstrated ISG-15 was an effective immunological target for the treatment of a number of different cancers in animal models, including ovarian, colon, breast and other cancers. ISG-15 expression is elevated in “triple negative” breast cancer, a disease in which HER2, estrogen and progesterone receptors are lacking, and thus has no defined therapeutic immune target at the moment.

Strategically, we intend to maintain our relationship with Dr. Paterson and Penn to generate new intellectual property and to exploit all existing intellectual property covered by the license.

Penn is not involved in the management of our company or in our decisions with respect to exploitation of the patent portfolio.

Dr. Yvonne Paterson

Dr. Paterson is the Associate Dean for Research and Professor in the School of Nursing at Penn, and former Professor of Microbiology at Penn, and the inventor of our licensed technology.  She is a fellow of the American Academy for the Advancement of Science, and has been an invited speaker at national and international health field conferences and leading academic institutions.  She has served on many federal advisory boards, such as the NIH expert panel to review primate centers, the Office of AIDS Research Planning Fiscal Workshop and the Allergy and Immunology NIH Study Section.  She has written over one hundred publications in the areas of HIV, AIDS and cancer research.  She has trained over forty post-doctoral and doctoral students in the fields of Biochemistry and Immunology.

Consulting Agreement.  On January 28, 2005 we entered into a consulting agreement with Dr. Paterson, which expired on January 31, 2009.  Dr. Paterson has advised us on an exclusive basis on various issues related to our technology, manufacturing issues, establishing our lab, knowledge transfer, and our long-term research and development program.  Pursuant to the expired agreement, Dr. Paterson received $7,000 per month.  Upon the closing of an additional $9.0 million in equity capital, Dr. Paterson’s rates would have increased to $9,000 per month.  Also, under the prior Agreement, on February 1, 2005, she received options to purchase 400,000 shares of our common stock at an exercise price of $0.287 per share which are now fully vested.  In October 2010, we granted Dr. Paterson 500,000 options at $0.15 per share. In November 2011, we granted Dr. Paterson options to purchase 600,000 shares of our common stock at an exercise price of $0.148 per share. In total, as of January 31, 2013, she holds 704,365 shares of our common stock and options to purchase 1,669,048 shares of our common stock, of which options 569,048 are fully vested.

Recipharm Cobra Biologics Limited (formerly Cobra Biomanufacturing PLC)

In July 2003, we entered into an agreement with Cobra Biomanufacturing PLC, now known as Recipharm Cobra after being purchased by Recipharm AB, which we refer to as Cobra, for the purpose of manufacturing our cervical cancer immunotherapy ADXS-HPV.  Cobra has extensive experience in manufacturing gene therapy products for investigational studies.  Cobra is a manufacturing organization that manufactures and supplies biologic therapeutics for the pharmaceutical and biotech industry.  These services include the Good Manufacturing Practices, or GMP, manufacturing of DNA, recombinant protein, viruses, mammalian cell products and cell banking.  Cobra’s manufacturing plan for us involves several manufacturing stages, including process development, manufacturing of non-GMP material for toxicology studies and manufacturing of GMP material for the Phase 1 trial.  The agreement to manufacture expired in December 2005 upon the delivery and completion of stability testing of the GMP material for the Phase 1 trial.

On October 20, 2007, we entered into a production agreement with Cobra to manufacture our Phase 2 clinical drug supplies using a new methodology now required by the U.K., and likely to be required by other regulatory bodies in the future.  Currently, we have two agreements with Cobra; one to conduct ongoing stability testing of the ADXS-HPV immunotherapy which they have manufactured, and another to provide analytic services and certification necessary to import ADXS-HPV for use in the U.K. head and neck cancer study mentioned below.  From inception through January 31, 2013, we have paid Cobra approximately $1.6 million under all agreements.

Vibalogics GmbH

In April 2008, we entered into a series of agreements with Vibalogics GmbH in Cuxhaven Germany, which we refer to as Vibalogics, to provide fill and finish services for our final clinical materials that were made for the scheduled clinical trials described above. These agreements cover the fill and finish operations as well as specific tests required in order to release the clinical drug supplies for human use. We have recently entered into agreements with Vibalogics to produce two new Lm-LLO immunotherapies, ADXS-PSA and ADXS-cHER2 for research and/or clinical development. As of January 31, 2013, approximately $415,000 in invoices from Vibalogics GmbH remain outstanding.

Numoda Corporation

On June 19, 2009, we entered into a Master Agreement and on July 8, 2009 we entered into a Project Agreement with Numoda Corporation, which we refer to as Numoda, a leading clinical trial and logistics management company, to oversee Phase 2 clinical activity with ADXS-HPV for the multicenter Phase 2 U.S. trial of ADXS-HPV in CIN 2/3 and to act as our U.S. CRO for the multicenter Phase 2 study of ADXS-HPV in recurrent/refractory cervical cancer being conducted in India. The scope of this agreement covers over three years and is estimated to cost approximately $12.2 million for both trials. In May 2010, we issued 3,500,000 shares of common stock to Numoda Capital at a price per share of $0.17 in satisfaction of $350,000 of services rendered to us by Numoda. As of January 31, 2013, we have paid Numoda approximately $7.8 million for clinical trial activities. The Master Agreement with Numoda terminated on June 12, 2012. The Project Agreement with Numoda shall continue until the project which is the subject of such agreement is completed, unless earlier terminated in accordance with the Master Agreement with Numoda.

On June 13, 2012, we entered into a stock purchase agreement with Numoda, pursuant to which we issued to Numoda 15 million shares of our common stock, which we refer to as the AR Cancellation Shares, at a purchase price per share of $0.15, in exchange for the immediate cancellation of $2,250,000 of accounts receivables owed by us to Numoda pursuant to the Master Agreement, dated June 19, 2009, between Numoda and us. Numoda agreed not to sell the AR Cancellation Shares until July 3, 2012, twenty calendar days from the closing of the transaction on June 13, 2012, which period we refer to as the Lock-Up Period. During the Lock-Up Period, we had the option, in our sole discretion, to redeem up to 100% of the AR Cancellation Shares at a purchase price per share of $0.15. In connection with such issuance, we also agreed to register the resale by Numoda of the AR Cancellation Shares with the SEC within thirty business days from the closing of the transaction on June 13, 2012. We fulfilled this obligation by filing a registration statement on Form S-1 (File No. 333-183690) with the SEC on August 31, 2012, which was declared effective by the SEC on September 13, 2012.

National Cancer Institute Gynecologic Oncology Group

On December 15, 2009, we announced that GOG will conduct a multicenter, Phase 2 clinical trial of ADXS-HPV, our Lm-LLO based immunotherapy targeted to HPV, in 67 patients with recurrent or refractory cervical cancer who have failed prior cytotoxic therapy. This Phase 2 trial is underwritten by GOG and will be conducted by GOG investigators. This patient population is similar to the patient population that in the cervical cancer study being conducted in India as well as the patients in the Phase 1 trial of ADXS-HPV. Under this Clinical Trial Services Agreement, dated December 13, 2009, we are responsible for covering the costs of translational research and have agreed to pay a total of $8,003 per patient, with the majority of the costs of this study underwritten by NCI. This agreement shall continue in force until we receive completed case histories for all participants in the clinical trial and questions about data submitted have been resolved, unless terminated earlier upon the occurrence of certain events, including, but not limited to, the FDA imposing a permanent hold on the drug which is subject to the clinical trial, a material breach by us of the agreement that is not cured within a reasonable time period after notice of the breach is provided to us, or sixty days prior written notice by either party for any reason. The safety run-in portion of the study completed enrollment (6 patients) in 2012.

Cancer Research UK

On February 9, 2010, we announced that Cancer Research UK (CRUK), the UK organization dedicated to cancer research, has agreed to fund the cost of a clinical trial to investigate the use of ADXS-HPV, our Lm-LLO based immunotherapy targeted to HPV, for the treatment of head and neck cancer. This Phase 1/2 clinical trial will investigate the safety and efficacy of ADXS-HPV in 45 head and neck cancer patients who have previously failed treatment with surgery, radiotherapy and chemotherapy – alone or in combination. We will provide the study drug, with all other associated costs to be funded by CRUK. The study is to be conducted at 3 sites in the UK (Aintree Hospital at the University of Liverpool, The Royal Marsden Hospital in London and Cardiff Hospital at the University of Wales). Aintree Hospital enrolled 6 patients into the study in 2012.

School of Veterinary Medicine at Penn

On August 17, 2010, we announced that we had entered into a clinical trial agreement with the School of Veterinary Medicine at Penn to investigate the use of ADXS-cHER2 for the treatment of canine osteosarcoma in 9 dogs. This study commenced dosing in July of 2012, with 7 dogs enrolled and 5 dogs dosed as of December 2012.

National Cancer Institute Vaccine Section

On November 1, 2010, we entered into a Cooperative Research and Development Agreement (CRADA) with the Vaccine Section of National Cancer Institute for the development of live attenuated Listeria immunotherapies for the treatment of cancer. We will provide all live Listeria immunotherapies. NCI will use different in vitro and in vivo models to elucidate the effect of our live attenuated Listeria immunotherapies on many different types of immune cells, and will investigate the mechanisms by which live Listeria immunotherapies reduce cancer induced immune inhibition that protects tumors from immune attack. We and NCI will use the results of this work to enhance the anti-tumor effects of live Listeria immunotherapies as therapeutic agents for the treatment of cancer and as therapeutic immune adjuvants that alter the tumor milieu which may enable them to be used with other modalities of cancer treatment. We have paid a total of $150,000 pursuant to this three year CRADA.

University of British Columbia

On November 8, 2010, we announced that we had entered into a structured collaboration with the laboratory of Dr. Tobias Kollmann at the University of British Columbia to develop live attenuated Listeria immunotherapies for the treatment of infectious disease and to develop new dosage forms of Listeria immunotherapies. The same immune-stimulating properties that we have under development to develop live Listeria immunotherapies as safe and effective therapies for the treatment of cancer, also may have application for the treatment of infectious disease. Dr. Kollmann is an immunologist and neonatal vaccinologist who has published extensively on the use of Listeria immunotherapies as potential therapeutic agents for the treatment of childhood diseases. Under the terms of this collaboration, Dr. Kollmann will use our proprietary Listeria vaccine vectors for the development of novel infectious disease applications. From inception through January 31, 2013, we have paid approximately $110,000 pursuant to this collaboration.  As of January 31, 2013, we have an outstanding balance due to University of British Columbia of approximately $93,000.

Wistar Institute

In April 2011, we announced that we are collaborating with the Wistar Institute to explore the potential of FAP (fibroblast activation protein) as a target for immune attack and as the basis for the development of an Advaxis immunotherapy. Therapeutically targeting FAP might significantly reduce tumor growth, as it has in some mouse studies. There is no financial obligation in our collaboration with the Wistar Institute.

Georgia Health Sciences University Cancer Center

On March 20, 2012, we announced the continuation of our collaboration with Dr. Samir N. Khleif, the former Chief of the Vaccines Section at the National Cancer Institute, at his new position as Director of the Georgia Health Sciences University Cancer Center in Augusta, Georgia. Dr. Khleif and his laboratory will continue to elaborate the molecular immunologic mechanisms by which live, attenuated strains of Lm can effect therapeutic changes in cancer and other diseases.

Karolinska Institutet

On April 5, 2012, we announced that we entered into a research collaboration with the laboratory of Professor Marianne van Hage at the Karolinska Intitutet in Stockholm, Sweden to evaluate the potential of Advaxis immunotherapies to treat and prevent allergies in established scientific models of allergic diseases. Professor Marianne van Hage’s research is focused on further understanding the molecular mechanisms of underlying allergic disease and the function of allergens and to develop new diagnostic markers and new strategies for vaccination.

Brown University Oncology Group

In January 2013, we entered into an agreement with The Miriam Hospital, an affiliate of Brown University Oncology Group (BrUOG), to evaluate the safety and effectiveness of ADXS-HPV when combined with standard chemotherapy and radiation treatment for anal cancer. BrUOG will fund and conduct a Phase 1/2 study of ADXS-HPV in 25 patients with anal cancer at Brown University, M.D. Anderson Cancer Center, Montefiore Medical Center, Boston Medical Center, and other sites.

Pharm-Olam International Ltd.

In April 2005, we entered into a consulting agreement with Pharm-Olam International Ltd., which we refer to as POI, whereby POI will execute and manage our Phase 1 clinical trial in ADXS-HPV for a fee of $430,000 plus reimbursement of certain expenses.  As of January 31, 2013, we have an outstanding balance due to POI of $223,620.

Patents and Licenses

We protect our proprietary technology with an extensive portfolio of issued and pending patents. Since 2002, we have maintained, through various agreements, a 20-year exclusive worldwide license and a right to grant sublicenses of Lm-based technology from Penn.  As of December 2012, we and Penn have been issued 41 patents and have 34 pending in the U.S. and other countries. Our material patents that cover the use, methods, and compositions of our Lm-LLO immunotherapies for certain constructs including, but not limited to, ADXS-HPV, ADXS-PSA, and ADXS-cHER2, expire at various dates between 2013 and 2024, prior to available patent extensions.

We have also acquired key patents from Penn for the development of preclinical constructs. In 2011, we licensed a patent pertaining to antigen ISG-15 from Penn, which has been investigated as an effective immunological target for the treatment of a number of different cancers in animal models, including ovarian, colon, breast and other cancers. Other licensed patents include Lm-LLO immunotherapies that were found in a number of animal models to have the ability to induce therapeutic Th-1 immune responses, a response that can enhance effectiveness of immunotherapies. We have also been issued patents that protect a new strain of Listeria as an improvement over the strain currently in clinical testing that is more attenuated, more immunogenic and does not contain an antibiotic resistance gene.

Our approach to the intellectual property portfolio is to create significant offensive and defensive patent protection for every immunotherapy and technology platform that we develop.  We endeavor to maintain a coherent and aggressive strategic approach to building our patent portfolio with an emphasis in the field of cancer vaccines.

We successfully defended our intellectual property concerning our Lm-based technology by contesting a challenge made by Anza Therapeutics, Inc., which we refer to as Anza, to our patent position in Europe on a claim not available in the U.S.  The European Patent Office, which we refer to as the EPO, Board of Appeals in Munich, Germany ruled in favor of the Trustees of Penn and us, Penn’s exclusive licensee, and reversed a patent ruling that revoked a technology patent that had resulted from an opposition filed by Anza.  The ruling of the EPO Board of Appeals is final and cannot be appealed.  The granted claims, the subject matter of which was discovered by Dr. Yvonne Paterson, are directed to the method of preparation and composition of matter of recombinant bacteria expressing tumor antigens for the treatment of patients with cancer.

The successful development of our immunotherapies will include our ability to create and maintain intellectual property related to our drug candidates.

Material patents currently underlying the license agreement with Penn are shown in the table below.

Title	Expiration	Product Candidate	Jurisdiction

Specific Immunotherapy of Cancer Using a Live Recombinant Bacterial Vaccine Vector	18-Apr-2017	All ADXS product candidates, including ADXS-HPV, ADXS-HER2, ADXS-PSA	US, Germany, Switzerland, France, Ireland, UK, Belgium, Japan, Canada

Live, Recombinant Listeria Monocytogenes and Production of Cytotoxic T-Cell Response	03-Nov-2015	All ADXS product candidates, including ADXS-HPV, ADXS-HER2, ADXS-PSA	US

Methods and Compositions for Immunotherapy of Cancer	08-Nov-2014	All ADXS product candidates, including ADXS-HPV, ADXS-HER2, ADXS-PSA	US

Fusion of Non-Hemolytic, Truncated Form of Listeriolysin O to Antigens to Enhance Immunogenicity	2-Aug-2020	All ADXS product candidates, including ADXS-HPV, ADXS-HER2, ADXS-PSA	US, Germany, France, Great Britain Israel, European Union

Compositions and Methods for Enhancing Immunogenicity of Antigens	2-Aug-2020	All ADXS product candidates, including ADXS-HPV, ADXS-HER2, ADXS-PSA	US, Germany, France European Union, Israel

Compositions and Methods for Enhancing Immunogenicity of Antigens	15-Nov-2023	All ADXS product candidates, including ADXS-HPV, ADXS-HER2, ADXS-PSA	US

Methods and Compositions for Immunotherapy of Cancer	08-Nov-2014	All ADXS product candidates, including ADXS-HPV, ADXS-HER2, ADXS-PSA	US

Compositions and Methods for Enhancing Immunogenicity of Antigens	29-Mar-2020	All ADXS product candidates, including ADXS-HPV, ADXS-HER2, ADXS-PSA	US

Immunogenic Compositions Comprising DAL/DAT Double-Mutant, Auxotrophic, Attenuated Strains of Listeria and their Methods of Use	18-Nov-2017	ADXS-PSA and ADXS-HER	US, Canada, European Union, Great Britain, Germany

Isolated Nucleic Acids Comprising Listeria DAL and DAT Genes	18-Nov-2017	ADXS-PSA and ADXS-HER	US

Isolated Nucleic Acids Comprising Listeria DAL and DAT Genes	18-Nov-2017	ADXS-PSA and ADXS-HER	US

Immunogenic Compositions Comprising DAL/DAT Double Mutant, Auxotrophic Attenuated Strains of Listeria and their Methods of Use	31-Jan-2020	ADXS-PSA and ADXS-HER	US

Methods and Compositions for Immunotherapy of Cancer	13-Jul-2016	ADXS-HER2	US

Listeria-based and LLO-based Vaccines	24-Sep-2024	ADXS-HER2	US

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

Protocols.  Before commencing clinical studies, the sponsor of an investigational new drug must typically receive governmental and institutional approval.  In the U.S., Federal approval is obtained by submitting an IND to the FDA and amending it for each new proposed study. The clinical research plan is known in the industry as a protocol.  A protocol is the blueprint for each drug study.  The protocol sets forth, among other things, the following:

•	Criteria for subject or patient inclusion/exclusion;

•	Dosing requirements and timing;

•	Tests to be performed; and

•	Evaluations and data assessment.

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

Clinical Trials.  Human clinical studies or testing of an investigational new drug prior to FDA approval are generally done in three stages known as Phase 1, Phase 2, and Phase 3 testing.  The names of the phases are derived from the CFR 21 that regulates the FDA. Generally, there are multiple studies conducted in each phase.

Phase 1.  Phase 1 studies involve testing an investigational new drug on a limited number of patients. Phase 1 studies determine a drug’s basic safety, maximum tolerated dose and how the drug is absorbed by, and eliminated from, the body. This phase lasts an average of six months to a year. Typically, cancer therapies are initially tested on late stage cancer patients.

Phase 2.  Phase 2 trials involve larger numbers of patients that have been diagnosed with the targeted disease or condition. Phase 2 testing typically lasts an average of one to three years. In Phase 2, the drug is tested to determine its safety and effectiveness for treating a specific disease or condition. Phase 2 testing also involves determining acceptable dosage levels of the drug. If Phase 2 studies show that an investigational new drug has an acceptable range of safety risks and probable effectiveness, a company will continue to evaluate the investigational new drug in Phase 3 studies.

Phase 3.  Phase 3 studies involve testing even larger numbers of patients, typically several hundred to several thousand patients. The purpose is to confirm effectiveness and long-term safety on a large scale. These studies generally last two to six years. Given the larger number of patients required to conduct Phase 3 studies, they are generally conducted at multiple sites and often times in multiple countries.

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

Manufacturing

The FDA requires that any drug or formulation to be tested in humans be manufactured in accordance with its GMP regulations.  This has been extended to include any drug that will be tested for safety in animals in support of human testing.  The GMPs set certain minimum requirements for procedures, record-keeping and the physical characteristics of the laboratories used in the production of these drugs.

We have entered into agreements with Cobra and Vibalogics for the manufacture of a portion of our immunotherapies.  Both companies have extensive experience in manufacturing gene therapy products for investigational studies.  Both companies are full service manufacturing organizations that manufacture and supply biologic based therapeutics for the pharmaceutical and biotech industry.  These services include the GMP manufacturing of stability testing and cell banking.

Agreements with Vibalogics cover the manufacture of GMP material for two new immunotherapies ADXS-PSA, an Lm-LLO immunotherapy for the treatment of prostate cancer, and ADXS-cHER2, an Lm-LLO immunotherapy for the treatment of HER2 overexpressing cancers (such as breast, gastric and other cancers).

The Agreement with Cobra covers GMP manufacturing in several stages, including process development, manufacturing of non-GMP material for toxicology studies and manufacturing of GMP material for the Phase 1 and Phase 2 trials, filling and finishing.

Competition

The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and a high degree of competition. As a result, our actual or proposed immunotherapies could become obsolete before we recoup any portion of our related research and development and commercialization expenses. The biotechnology and biopharmaceutical industries are highly competitive, and this competition comes from both biotechnology firms and from major pharmaceutical companies, including: Aduro Biotech, Agenus Inc., Bristol-Myers Squibb, Celgene Corporation, Celldex Therapeutics, Dendreon Corporation, Inovio Pharmaceutical Inc., Oncolytics Biotech Inc., Oncothyreon Inc., et al., each of which is pursuing cancer vaccines and/or immunotherapies.

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

We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future, due to the substantial investment in research and development.  As of October 31, 2012 we had an accumulated deficit of $47,601,427 and shareholders’ deficiency of $5,962,724.  We expect to spend substantial additional sums on the continued administration and research and development of proprietary products and technologies with no certainty that our immunotherapies will become commercially viable or profitable as a result of these expenditures.

As a result of our current lack of financial liquidity and negative stockholders equity, our auditors have expressed substantial concern about our ability to continue as a “going concern”.

Our limited capital resources and operations to date have been funded primarily with the proceeds from public and private equity and debt financings, NOL and Research tax credits and income earned on investments and grants. Based on our currently available cash, we do not have adequate cash on hand to cover our anticipated expenses for the next 12 months. If we fail to raise a significant amount of capital, we may need to significantly curtail operations, cease operations or seek federal bankruptcy protection in the near future. These conditions have caused our auditors to raise substantial doubt about our ability to continue as a going concern.  Consequently, the audit report prepared by our independent public accounting firm relating to our financial statements for the year ended October 31, 2012 included a going concern explanatory paragraph.

We have significant indebtedness which may restrict our business and operations, adversely affect our cash flow and restrict our future access to sufficient funding to finance desired growth.

As of January 31, 2013, our total outstanding indebtedness was approximately $2.4 million, including a note outstanding to our chief executive officer in the amount of approximately $0.3 million. Maturity dates for the approximate $2.4 million in outstanding indebtedness range between December 2012 and November 2014. Certain of our indebtedness contain restrictive covenants that limit our ability to issue certain types of indebtedness, which may prevent us from obtaining additional indebtedness on commercially reasonable terms, or at all.  If we are not able to service our debt, we will need to refinance all or part of that debt, sell assets, borrow more money or sell securities, which we may not be able to do on commercially reasonable terms, or at all.

The terms of our notes include customary events of default and covenants that restrict our ability to incur additional indebtedness. These restrictions and covenants may prevent us from engaging in transactions that might otherwise be considered beneficial to us. A breach of the provisions of our indebtedness could result in an event of default under our outstanding notes.  If an event of default occurs under our notes (after any applicable notice and cure periods), the holders will be entitled to accelerate the repayment of amounts outstanding, plus accrued and unpaid interest.  In the event of a default under our senior indebtedness, the holders could also foreclose against the assets securing such obligations.  In the event of a foreclosure on all or substantially all of our assets, we may not be able to continue to operate as a going concern.

Our limited operating history does not afford investors a sufficient history on which to base an investment decision.

We commenced our Lm-LLO based immunotherapy development business in February 2002 and have existed as a development stage company since such time.  Prior thereto we conducted no business.  Accordingly, we have a limited operating history.  Investors must consider the risks and difficulties we have encountered in the rapidly evolving vaccine and therapeutic biopharmaceutical industry.  Such risks include the following:

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

We are currently evaluating the safety and efficacy of ADXS-HPV in two Phase 2 trials in patients with recurrent/refractory cervical cancer; one in India and one in the U.S. We are also evaluating ADXS-HPV in a Phase 2 dose ranging study in patients with CIN 2/3 (the pre-neoplastic stage of cervical cancer) in the U.S., a Phase 1/2 study in patients with head and neck cancer in the U.K and a Phase 1/2 study in patients with anal cancer in the U.S. However, even though the initiation and conduct of these trials is in accordance with the governing regulatory authorities in each country, as with any investigational new drug (under an IND in the U.S., or the equivalent in countries outside of the U.S.), we are at risk of a clinical hold at any time based on the evaluation of the data and information submitted to the governing regulatory authorities. There can be delays in obtaining FDA (U.S.) and/or other necessary regulatory approvals in the U.S and in countries outside the U.S. for any investigational new drug and failure to receive such approvals would have an adverse effect on the investigational new drug’s potential commercial success and on our business, prospects, financial condition and results of operations. In addition, it is possible that an approved product may be found to be ineffective or unsafe due to conditions or facts which arise after development has been completed and regulatory approvals have been obtained. In this event, we may be required to withdraw such product from the market.

We rely upon patents to protect our technology.  We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technologies, including the Lm-LLO based immunotherapy platform technology, and the proprietary technology of others with whom we have entered into collaboration and licensing agreements.

As of December 2012, we have 41 patents that have been issued and licenses for 34 patent applications that are pending. We have licensed most of these patents and applications from Penn and we have obtained the rights to all future patent applications originating in the laboratories of Dr. Yvonne Paterson and Dr. Fred Frankel.  Further, we rely on a combination of trade secrets and nondisclosure, and other contractual agreements and technical measures to protect our rights in the technology.  We depend upon confidentiality agreements with our officers, employees, consultants, and subcontractors to maintain the proprietary nature of the technology. These measures may not afford us sufficient or complete protection, and others may independently develop technology similar to ours, otherwise avoid the confidentiality agreements, or produce patents that would materially and adversely affect our business, prospects, financial condition, and results of operations.  Such competitive events, technologies and patents may limit our ability to raise funds, prevent other companies from collaborating with us, and in certain cases prevent us from further developing our technology due to third party patent blocking rights.

We are aware of Aduro Biotech, a privately held California based company that is investigating the use of Listeria vaccines. In 2009, Aduro acquired key intellectual property from Cerus Corporation and from a former company, Anza, both developers of Listeria-based technology. We successfully defended our intellectual property concerning our Listeria-based technology by contesting a challenge made by Anza to our patent position in Europe on a claim not available in the U.S.  The EPO, Board of Appeals in Munich, Germany ruled in favor of the Trustees of Penn and us, Penn’s exclusive licensee, and reversed a patent ruling that revoked a technology patent that had resulted from an opposition filed by Anza.  The ruling of the EPO Board of Appeals is final and cannot be appealed.  The granted claims, the subject matter of which was discovered by Dr. Yvonne Paterson, are directed to the method of preparation and composition of matter of recombinant bacteria expressing tumor antigens for the treatment of patients with cancer.

We are dependent upon our license agreement with Penn; if we fail to make payments due and owing to Penn under our license agreement, our business will be materially and adversely affected.

Pursuant to the terms of our Second and Third Amendment Agreements with Penn, as amended, we have acquired exclusive worldwide licenses for an additional 25 patent applications related to our proprietary Listeria vaccine technology. As of January 31, 2013, we owed Penn approximately $574,000 in patent expenses (including licensing fees).  We can provide no assurance that we will be able to make all payments due and owing thereunder, that such licenses will not be terminated or expire during critical periods, that we will be able to obtain licenses for other rights which may be important to us, or, if obtained, that such licenses will be obtained on commercially reasonable terms.

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

We do not intend to create facilities to manufacture our products and therefore are dependent upon third parties to do so. We currently have agreements with Recipharm Cobra Biologics Limited and Vibalogics GmbH for production of our immunotherapies for research and development and testing purposes. Our reliance on third parties for the manufacture of our drug substance, investigational new drugs and approved products creates a dependency that could severely disrupt our research and development, our clinical testing, and ultimately our sales and marketing efforts if the source of such supply proves to be unreliable or unavailable. If the contracted manufacturing source is unreliable or unavailable, we may not be able to manufacture clinical drug supplies of our immunotherapies, and our preclinical and clinical testing programs may not be able to move forward and our entire business plan could fail. As of January 31, 2013, we have overdue balances with Vibalogics GmbH in the amount of $415,000.

 If we are unable to establish or manage strategic collaborations in the future, our revenue and drug development may be limited.

Our strategy includes eventual substantial reliance upon strategic collaborations for marketing and commercialization of ADXS-HPV, and we may rely even more on strategic collaborations for research, development, marketing and commercialization of our other immunotherapies. To date, we have not entered into any strategic collaborations with third parties capable of providing these services although we have been heavily reliant upon third party outsourcing for our clinical trials execution and production of drug supplies for use in clinical trials. In addition, we have not yet licensed, marketed or sold any of our immunotherapies or entered into successful collaborations for these services in order to ultimately commercialize our immunotherapies. Establishing strategic collaborations is difficult and time-consuming. Our discussions with potential collaborators may not lead to the establishment of collaborations on favorable terms, if at all. For example, potential collaborators may reject collaborations based upon their assessment of our financial, clinical, regulatory or intellectual property position. If we successfully establish new collaborations, these relationships may never result in the successful development or commercialization of our immunotherapies or the generation of sales revenue. To the extent that we enter into co-promotion or other collaborative arrangements, our product revenues are likely to be lower than if we directly marketed and sold any products that we may develop.

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

As of January 31, 2013, we had 12 employees, 11 of which were full time employees.  We do not intend to significantly expand our operations and staff unless we obtain adequate financing.  If we receive such funding then our new employees may include key managerial, technical, financial, research and development and operations personnel who will not have been fully integrated into our operations.  We will be required to expand our operational and financial systems significantly and to expand, train and manage our work force in order to manage the expansion of our operations.  Our failure to fully integrate any new employees into our operations could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We are aware of certain investigational new drugs under development or approved products by competitors that are used for the prevention, diagnosis, or treatment of certain diseases we have targeted for drug development. Various companies are developing biopharmaceutical products that have the potential to directly compete with our immunotherapies even though their approach to may be different. The biotechnology and biopharmaceutical industries are highly competitive, and this competition comes from both biotechnology firms and from major pharmaceutical companies, including companies like: Aduro Biotech, Agenus Inc., Bionovo Inc., Bristol-Myers Squibb, Celgene Corporation, Celldex Therapeutics, Cerus Corporation, Dendreon Corporation, Inovio Pharmaceutical Inc., Oncolytics Biotech Inc., Oncothyreon Inc., et al.

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

Companies trading on the OTC Bulletin Board, such as we, must be reporting issuers under Section 12 of the Exchange Act, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  For our third quarter 2012, we were unable to file our respective quarterly report on Form 10-Q in a timely manner, but we were able to make the filings and cure our compliance deficiencies with the OTC Bulletin Board within the grace period allowed by the OTC Bulletin Board.  If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Our internal control over financial reporting and our disclosure controls and procedures have been ineffective in the past. We have taken steps to improve our disclosure controls and procedures and our internal control over financial reporting, and as of October 31, 2012, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures and internal control over financial reporting were effective. However, there is no assurance that our disclosure controls and procedures will remain effective or that there will be no material weaknesses in our internal control over financial reporting in the future. Additionally, as a result of the historical material weaknesses in our internal control over financial reporting and the historical ineffectiveness of our disclosure controls and procedures, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Our executive officers and directors can exert significant influence over us and may make decisions that do not always coincide with the interests of other stockholders.

As of January 31, 2013, our officers and directors and their affiliates, in the aggregate, beneficially own approximately 10.2% of the outstanding shares of our common stock.  As a result, such persons, acting together, have the ability to substantially influence all matters submitted to our stockholders for approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of our assets, an increase in the number of shares authorized for issuance under our stock option plans, and to control our management and affairs.  Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other stockholders.

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

We are authorized to issue 1,000,000,000 shares of our common stock. As of January 31, 2013, we had 493,415,628 shares of our common stock issued and outstanding, excluding shares issuable upon exercise of our outstanding warrants, options and convertible promissory notes. As of January 31, 2013, we had outstanding options to purchase 44,807,424 shares of our common stock at a weighted average exercise price of approximately $0.16 per share and outstanding warrants to purchase 125,288,495 shares of our common stock. To the extent the shares of common stock are issued, options and warrants are exercised or convertible promissory notes are converted, holders of our common stock will experience dilution. In addition, in the event of any future financing of equity securities or securities convertible into or exchangeable for, common stock, holders of our common stock may experience dilution. As of February 13, 2013, warrants to purchase 14,214,932 shares of our common stock are exercisable at approximately $0.1379 per share and are subject to “weighted-average” anti-dilution protection upon certain equity issuances below $0.1379 per share (as may be further adjusted as defined in the warrant).

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

If we sell shares of our common stock under our committed equity line financing facility, our existing shareholders will experience immediate dilution and, as a result, our stock price may go down.

On October 19, 2012, we entered into a committed equity line financing facility, or financing arrangement, under which we may sell up to $10.0 million of our common stock to Hanover over a 24-month period subject to a maximum of 115,000,000 shares of our common stock. In connection with such financing arrangement, we issued 3,500,000 shares of common stock to Hanover upon receipt of their commitment to purchase our common stock in the financing arrangement and we agreed to pay up to 1,800,000 additional shares of our common stock to Hanover to maintain such financing arrangement for the 24-month term, which together with the other 109,700,000 shares of our common stock, represents approximately 23.0% of our outstanding shares of our common stock as of January 31, 2013. The issuance of such shares of our common stock to Hanover will have an immediately dilutive impact on our existing shareholders.

Hanover may resell some or all of the shares we issue to them pursuant to the financing arrangement and such sales could cause the market price of our common stock to decline significantly with advances under the financing arrangement. To the extent of any such decline, any subsequent advances would require us to issue a greater number of shares of common stock to Hanover in exchange for each dollar of the advance. Under these circumstances, our existing shareholders would experience greater dilution and the total amount of financing that we will be able to raise pursuant to the financing arrangement could be significantly lower than $10.0 million. Although Hanover is precluded from short sales of shares acquired pursuant to advances under the financing arrangement, the sale of our common stock under the financing arrangement could encourage short sales by third parties, which could contribute to the further decline of our stock price.

If we are not able to satisfy the conditions to each draw down under the committed equity line financing facility, we will not be able to sell our common stock pursuant to the committed equity line financing facility.

Our ability to sell securities pursuant to the committed equity line financing facility is subject to conditions to each draw down notice that we present to Hanover requiring Hanover to purchase a specified number of shares of our common stock, which we refer to in this prospectus as a draw down, that must be satisfied prior to the closing of any sale of our common stock pursuant to such draw down. These include, among others:

•	accuracy in all material respects of our representations and warranties (except for such representations and warranties qualified by materiality, which shall be accurate in all respects) and our compliance with covenants in all material respects (including, without limitation, our prior delivery to Hanover of any commitment fee shares or maintenance fee shares to be issued to Hanover pursuant to the Purchase Agreement);

•	a resale registration statement with respect to shares of our common stock to be purchased by Hanover in such draw down must have been declared effective by the SEC and must be available for resale of such shares of our common stock by Hanover;

•	no material adverse effect on us shall have occurred or be continuing;

•	all the material filings by us required under the Securities Exchange Act of 1934, as amended, shall have been filed with the SEC; and

•	the number of shares of our common stock in such draw down shall not exceed:

O 300% of the average trading volume of our common stock during the 10 trading day period prior to such draw down date;

O together with the shares of our common stock in all prior draw downs, $10 million of the shares of our common stock; or

O such number of shares of our common stock that would result in Hanover beneficially owning more than 9.99% of our common stock after giving effect to such draw down.

We may not be able to satisfy these conditions and/or the other conditions to a draw down under the committed equity line financing facility. If we are unable to satisfy such conditions, we will not be able to sell any of our common stock pursuant to the committed equity line financing facility.

Shares eligible for future sale may adversely affect the market.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. As additional shares of our common stock become available for resale in the public market pursuant to this offering, and otherwise, the supply of our common stock will increase, which could decrease its price. Some or all of the shares of common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares of common stock. In general, under Rule 144 as currently in effect, a non-affiliate of ours who has beneficially owned shares of our common stock for at least six months is entitled to sell his or her shares without any volume limitations, and an affiliate of ours can sell such number of shares within any three-month period as does not exceed the greater of 1% of the number of shares of our common stock then outstanding, which equaled approximately 4,934,156 shares as of January 31, 2013, or the average weekly trading volume of our common stock on the OTC Bulletin Board during the four calendar weeks preceding the filing of a notice on Form 144 with respect to that sale. Sales under Rule 144 by our affiliates are also subject to manner-of-sale provisions, notice requirements and the availability of current public information about us.

Item 2. Properties.

Our corporate offices are currently located at 305 College Road East, Princeton, New Jersey 08540. On April 1, 2011, we entered into a Sublease Agreement for such office, which is an approximately 10,000 square foot leased facility in Princeton, NJ approximately 12 miles south of our prior location. The cost is approximately $21,000 per month plus utilities. Utility costs are estimated to be $7,200 per month and are capped at approximately $10,700 per month. The agreement has a termination date of November 29, 2015.

Item 3. Legal Proceedings.

As of the date hereof, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject. In the ordinary course of our business, we may become subject to litigation regarding our products or our compliance with applicable laws, rules, and regulations.

On December 20, 2012, the Superior Court of the State of California for the County of Los Angeles – Central District entered an Order in the matter titled Ironridge Global IV, Ltd. v. Advaxis, Inc. The Order, together with the Stipulation, dated December 19, 2012, between us and Ironridge provides for the full and final settlement of Ironridge’s $692,761 claim against us in connection with past due invoices relating to attorney fees, which Ironridge purchased pursuant to the Claim. Pursuant to the terms of the Order and the Stipulation, we are obligated to issue 33,389,663 shares of our common stock to settle the $692,761 owed. On December 21, 2012, we issued and delivered to Ironridge 45,000,000 shares of our common stock, par value $0.001 per share. Accordingly, Ironridge will return 11,610,337 shares of our common stock.

Item 4. Mine Safety Disclosures.

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

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low

First Quarter (November 1-January 31)	$0.19	$0.14	$0.16	$0.11
Second Quarter (February 1- April 30) (1)	$0.17	$0.09	$0.22	$0.11
Third Quarter (May 1 - July 31	$0.15	$0.07	$0.25	$0.14
Fourth Quarter (August 1 - October 31)	$0.08	$0.04	$0.17	$0.13

(1)	From March 1, 2011 through April 1, 2011, our common stock was traded on the OTCQB Market place, a new market for OTC-traded companies that are registered and current in their reporting obligations to the SEC or a U.S. banking or insurance regulator.

As of January 31, 2013, there were approximately 93 stockholders of record.  Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record. Based on information available to us, we believe there are approximately 3,500 beneficial owners of our shares of our common stock in addition to the stockholders of record. On February 8, 2013, the last reported sale price per share for our common stock as reported by the OTC Bulletin Board was $0.12.

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

Holders of Series B preferred stock will be entitled to receive dividends, which will accrue in shares of Series B preferred stock on an annual basis at a rate equal to 10% per annum from the issuance date. Accrued dividends will be payable upon redemption of the Series B preferred stock or upon the liquidation, dissolution or winding up of our company. In the event the company redeems all or a portion of any shares of the Series B Preferred Stock then held by Optimus, Optimus shall apply, and the Company may offset, the proceeds of any such redemption to pay down the accrued interest and outstanding principal of the Promissory Note from Optimus. The Series B preferred stock ranks, with respect to dividend rights and rights upon liquidation:

•	senior to our common stock and any other class or series of preferred stock (other than Series A preferred stock or any class or series of preferred stock that we intend to cause to be listed for trading or quoted on Nasdaq, NYSE Amex or the New York Stock Exchange);

•	pari passu with any outstanding shares of our Series A preferred stock (none of which are issued and outstanding as of the date hereof); and

•	junior to all of our existing and future indebtedness and any class or series of preferred stock that we intend to cause to be listed for trading or quoted on Nasdaq, NYSE Amex or the New York Stock Exchange.

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans at October 31, 2012:

Plan category	Number of shares of common stock to be issued on exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the previous columns)
Equity compensation plans approved by security holders	44,807,424	$0.16	27,868,101

Equity compensation plans not approved by security holders	-	$-	-

Total	44,807,424	$0.16	27,868,101

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

Overview

We are a clinical development stage biotechnology company with the intent to develop safe and effective immunotherapies for cancer and infectious diseases. These immunotherapies are based on a platform technology under exclusive license from Penn that utilizes live attenuated Lm bioengineered to secrete antigen/adjuvant fusion proteins. These Lm strains use a fragment of the protein listeriolysin (LLO), fused to a tumor associated antigen (TAA) or other antigen of interest which we refer to these as Lm-LLO immunotherapies. We believe these Lm-LLO agents redirect the potent immune response to Lm which is inherent in humans, to the TAA or antigen of interest. Lm-LLO based immunotherapies stimulate the immune system to induce antigen-specific anti-tumor immune responses involving both innate and adaptive arms of the immune system. In addition, this technology facilitates the immune response by altering the microenvironment of tumors to make them more susceptible to immune attack.

Our lead construct, ADXS-HPV, is being evaluated in 5 ongoing clinical trials for HPV-associated diseases: recurrent/refractory cervical cancer (India), locally advanced cervical cancer (GOG/NCI US study), CIN 2/3 (US study), head and neck cancer (CRUK study) and anal cancer (BrUOG US study). In addition, we have developed immunotherapies for prostate cancer and HER2 overexpressing cancers (such as breast, gastric and other cancers in humans and osteosarcoma in canines). Over fifteen (15) distinct constructs are in various stages of development, developed directly by us and through strategic collaborations with recognized centers of excellence.

We have no customers. Since our inception in 2002, we have focused our development efforts on understanding our technology and establishing a drug development pipeline that incorporates this technology into therapeutic immunotherapies, currently those targeting HPV-associated diseases (cervical cancer, CIN 2/3, head and neck cancer and anal cancer), prostate cancer, and HER2 overexpressing cancers. Although no immunotherapies have been commercialized to date, research and development and investment continues to be placed behind the pipeline and the advancement of this technology. Pipeline development and the further exploration of the technology for advancement entail risk and expense. We anticipate that our ongoing operational costs will increase significantly as we continue conducting our clinical development program.

The following factors, among others, could cause actual results to differ from those indicated in the above forward-looking statements: increased length and scope of our clinical trials, failure to recruit patients, increased costs related to intellectual property related expenses, increased cost of manufacturing and higher consulting costs. These factors or additional risks and uncertainties not known to us or that we currently deem immaterial may impair business operations and may cause our actual results to differ materially from any forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

We expect our future sources of liquidity to be primarily debt and equity capital raised from investors, as well as licensing fees and milestone payments in the event we enter into licensing agreements with third parties and research collaboration fees in the event we enter into research collaborations with third parties.

If additional capital were raised through the sale of equity or convertible debt securities, including pursuant to our committed equity line financing facility, the issuance of such securities would result in additional dilution to our existing stockholders. If we fail to raise a significant amount of capital, we may need to significantly curtail operations or cease operations in the near future.  Any sale of our common stock or issuance of rights to acquire our common stock below $0.025287 per share (as may be further adjusted) with respect to certain of our outstanding debt instruments or $0.1379 per share (as may be further adjusted) with respect to certain of our outstanding warrants will trigger a significant dilution due to the anti-dilution protection provisions contained therein.

Plan of Operations

If we are successful in our financing plans, we intend to use the majority of the proceeds to complete our two Phase 2 clinical trials of ADXS-HPV, our first Lm-LLO based immunotherapy targeting diseases associated with HPV. One trial is a 110 patient study in India in recurrent or refractory cervical cancer and the other trial is a 120 patient study in the U.S. in CIN 2/3. We also anticipate using the funds to further our preclinical and clinical research and development efforts in developing immunotherapies for the treatment of head and neck cancer, anal cancer, prostate cancer, HER2 overexpressing cancers in dogs and for general and administrative activities.

During the next 24 months, our strategic focus will be to achieve the following goals and objectives:

•	complete our two Phase 2 clinical studies of ADXS-HPV in the treatment of recurrent/refractory cervical cancer and CIN 2/3, then evaluate our Phase 2 cervical cancer studies and finalize a clinical plan towards registration;

•	continue an additional Phase 2 clinical trial of ADXS-HPV in the treatment of advanced cervical cancer with the GOG, largely underwritten by the NCI;

•	continue our collaboration with the CRUK to carry out a Phase 1/2 clinical trial of ADXS-HPV in the treatment of head and neck cancer, entirely underwritten by the CRUK;

•	continue our collaboration with the BrUOG to carry out a Phase 1/2 clinical trial of ADXS-HPV in the treatment of anal cancer, entirely underwritten by the BrUOG;

•	continue our collaboration with the School of Veterinary Medicine at Penn to support our Phase 1/2 clinical trial of ADXS-cHER2 in canine osteosarcoma;

•	continue to develop and maintain strategic and development collaborations with academic laboratories, clinical investigators and potential commercial partners;

•	continue the preclinical studies and manufacturing activities required to support the IND submission for ADXS-PSA for the treatment of prostate cancer and, with regulatory approval, move into Phase 1/2 studies; and

•	continue the preclinical development of additional Lm-LLO constructs as well as research to expand our technology platform.

Our projected annual staff, overhead, laboratory and nonclinical expenses are estimated to be approximately $4.1 million starting in fiscal year beginning November 1, 2012. We expect to incur significant additional costs. The timing and estimated costs of these projects are difficult to predict. We may attempt to accelerate the timing of the required financing and, conversely, if the trial or trials are not successful we may slow our spending and defer the timing of additional financing. While we will attempt to attract a corporate partnership and grants, we have not assumed the receipt of any additional financial resources in our cash planning.

We anticipate that our research and development expenses will increase significantly as a result of our expanded development and commercialization efforts related to clinical trials, drug development, and development of strategic and other relationships required ultimately for the licensing, manufacture and distribution of our immunotherapies.

Results of Operations

Fiscal Year 2012 Compared to Fiscal Year 2011

Revenue

We recorded no revenue for the years ended October 31, 2012 and October 31, 2011.

Research and Development Expenses

Research and development expenses decreased by approximately $1,433,000 to approximately $6,646,000 for the fiscal year ended October 31, 2012 as compared with approximately $8,079,000 for the same period a year ago. This is primarily attributable to clinical trial expenses, which decreased in the current year resulting from lower manufacturing costs due to the near completion of dosing patients in our India trial and less clinical trial activity. These decreases were slightly offset by an increase in expenses related to the initiation of preclinical trial studies in other cancer indications.

We anticipate a significant increase in research and development expenses as a result of expanded development and commercialization efforts primarily related to clinical trials and product development. In addition, expenses will be incurred in the development of strategic and other relationships required to license manufacture and distribute our product candidates.

General and Administrative Expenses

General and administrative expenses increased by approximately 749,000 or 15%, to approximately 5,689,000 for the fiscal year ended October 31, 2012 as compared with approximately $4,940,000 for the same period a year ago. This was primarily the result of noncash expenses related to the issuance of shares of our common stock under various agreements entered into in the current period as well as an increase in stock-based compensation related to the issuance of additional options to employees, consultants and directors. In addition, we incurred penalties and fees resulting from the late filing of certain registration statements related to our various capital raises. These increases were slightly offset by lower in legal and consulting costs in the current period when compared with the same period a year ago.

Interest Expense

In the fiscal year ended October 31, 2012, interest expense decreased by approximately $162,000 to approximately $4,537,000 from approximately $4,699,000 for the fiscal year ended October 31, 2011. We recorded less interest expense in the current period primarily resulting from the significant reduction in overall debt including the $4.5 million aggregate principal value of convertible promissory notes exchanged for shares of our common stock and warrants in May, 2012 and approximately $4.3 million aggregate principal value of various convertible promissory notes converted during 2012. These decreases were somewhat offset by additional interest expense related to the issuance of convertible promissory notes in the aggregate principal amount of approximately $3.2 million during the current period. Additionally, certain common shares issued to an investor, were recognized as a beneficial conversion feature resulting in noncash interest expense in the current period.

 Other Expense/Income

Other income was approximately $12,000 for the fiscal year ended October 31, 2012 as a result of favorable changes in foreign exchange rates relating to transactions with certain vendors. Other expenses were approximately $79,000 in the fiscal year ended October 31, 2011 resulting from a write-off of intangible assets and unfavorable changes in foreign exchange rates relating to transactions with certain vendors.

Gain (Loss) on Note Retirement, Warrant Exchanges and Accounts Payable

For the fiscal year ended October 31, 2012, we recorded a charge to income of approximately $2,188,000, primarily resulting from the extinguishment of debt instruments in the aggregate amount of $8.8 million in exchange for shares of our common stock and warrants. These losses were partially offset by noncash gains resulting from the issuance of shares to Numoda in payment of a trade payable under a stock purchase agreement.

For the fiscal year ended October 31, 2011, we recorded income of approximately $462,000, primarily due to the exchange by an investor of 2007 warrants that contained anti-dilution provisions, for a larger number of warrants with no anti-dilution provisions.

Changes in Fair Values

The change in fair value of the common stock warrant liability and embedded derivative liability increased income by approximately $6.0 million for the fiscal year ended October 31, 2012 compared to income of approximately $9.8 million for the fiscal year ended October 31, 2011. In the current fiscal year, essentially all of the $6.6 million resulted from a decrease in the Black-Scholes value of each liability warrant due primarily to a decrease in our share price from $0.14 at October 31, 2011 to $0.045, at October 31, 2012. In addition, there was a decrease in the Black-Scholes value of each liability warrant due to a smaller range of share prices used in the calculation of the Black-Scholes-Merton Model volatility input.

For the fiscal year ended October 31, 2011, we recorded income as the fair value of its warrant and embedded derivative liability decreased primarily due to declines in the underlying stock price (and therefore decreases in the corresponding warrant liability and embedded derivative liability) from share prices as high as $0.21, at April 30, 2011, to share prices as low as $0.14 at October 31, 2011. In addition, the number of warrants increased in the current fiscal year, increasing the income recorded due to changes in fair value from decreases in the underlying stock price.

Potential future increases or decreases in our stock price will result in increased or decreased warrant and embedded derivative liabilities, respectively, on our balance sheet and therefore increased expenses being recognized in our statement of operations in future periods.

Income Tax Benefit

In the fiscal year ended October 31, 2012, we recorded an income tax benefit of approximately $347,000 in income, due to the receipt of a Net Operating Loss (" NOL") tax credit from the State of New Jersey tax program compared to approximately $379,000 in NOL tax credits received from the State of New Jersey tax program in the year ended October 31, 2011. In December 2012, the Company received notification that it will receive a net cash amount of approximately $725,000 from the sale of our State Net Operating Losses (“NOL”) and R&D tax credits for the years ended October 31, 2010 and 2011. The Company received this amount in January 2013.

Liquidity and Capital Resources

Since our inception through October 31, 2012, we have reported accumulated net losses of approximately $47.6 million and recurring negative cash flows from operations. We anticipate that we will continue to generate significant losses from operations for the foreseeable future.

Cash used in operating activities for the year ended October 31, 2012 was approximately $4.6 million, resulting from R&D spending of approximately $3.2. million. General and administrative spending on day-to-day operations was approximately $1.4 million.

Cash used in investing activities for the year ended October 31, 2012 was approximately $397,000 resulting from legal cost spending in support of our intangible assets (patents) and costs paid to Penn for patents.

Cash provided by financing activities for the year ended October 31, 2012 was approximately $3.9 million, primarily consisting of net proceeds received from the sale of convertible promissory notes ($3.5 million) and the exercise of warrants ($0.4 million).

For the year ending October 31, 2012, we issued to certain accredited investors convertible promissory notes in the aggregate principal amount of approximately $3,670,000 for an aggregate net purchase price of approximately $3.1 million. These convertible promissory notes were issued with either original issue discounts ranging from 15% to 25% or are interest-bearing and are convertible into shares of our common stock. Some of these convertible promissory notes were issued along with warrants. These convertible promissory notes mature between January and June of 2013.

For the year ending October 31, 2012, we received proceeds of approximately $412,000 resulting from the exercise of approximately 2,745,000 warrants at an exercise price of $0.15.

For the year ending October 31, 2012, we repaid a total of approximately $88,000 in principal value of convertible promissory notes.

On October 26, 2012, we entered into a Common Stock Purchase Agreement with Hanover Holdings that is sometimes referred to as a committed equity line financing facility which requires Hanover to purchase up to $10.0 million of shares of our common stock over the 24-month term following the date of effectiveness of the resale registration statement which was December 12, 2012.

On December 31, 2012, we issued 6,990,514 shares of our common stock to Hanover in connection with the settlement of a draw down pursuant to the Purchase Agreement, at a price of approximately $0.0266 per share. The per share price for such shares was established under the terms of the Purchase Agreement. We received total net proceeds of $185,975.64 in connection with this draw down.

On January 17, 2013, we issued 4,400,000 shares of our common stock to Hanover in connection with the settlement of a draw down pursuant to the Purchase Agreement, at a price of approximately $0.0374 per share. The per share price for such shares was established under the terms of the Purchase Agreement. We received total net proceeds of $164,656.80 in connection with this draw down.

On February 12, 2013, we issued 8,000,000 shares of our common stock to Hanover in connection with the settlement of a draw down pursuant to the Purchase Agreement, at a price of approximately $0.0644 per share. The per share price for such shares was established under the terms of the Purchase Agreement. We receive total net proceeds of $515,520 in connection with this draw down.

Our limited capital resources and operations to date have been funded primarily with the proceeds from public, private equity and debt financings, NOL tax sales and income earned on investments and grants. We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future, due to the substantial investment in research and development. As of October 31, 2012 and October 31, 2011 we had an accumulated deficit of $47,601,427 and $35,531,740, respectively and shareholders’ deficiency of $5,962,724 and $12,565,013, respectively.

Based on our available cash of approximately $400,000 on February 13, 2013, we do not have adequate cash on hand to cover our anticipated expenses for the next 12 months. If we fail to raise a significant amount of capital, we may need to significantly curtail or cease operations in the near future. These conditions have caused our auditors to raise substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent public accounting firm relating to our financial statements for the year ended October 31, 2012 includes a going concern explanatory paragraph.

Our business will require substantial additional investment that we have not yet secured, and our failure to raise capital and/or pursue partnering opportunities will materially adversely affect our business, financial condition and results of operations. We expect to spend substantial additional sums on the continued administration and research and development of proprietary products and technologies, including conducting clinical trials for our immunotherapies, with no certainty that our immunotherapies will become commercially viable or profitable as a result of these expenditures. Any additional capital raised through the sale of equity or convertible debt securities will result in dilution to our existing stockholders. However, no assurances can be given that we will be able to achieve these financing or operating goals.

We are pursuing additional investments, partnerships and collaborations as well as exploring other financing options, with the objective of minimizing dilution and disruption.

Off-Balance Sheet Arrangements

As of January 31, 2013, we had no off-balance sheet arrangements.

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

Actual results could differ from those estimates and the differences could be material. The most significant estimates impact the following transactions or account balances: stock compensation, warrant valuation, impairment of intangibles, dilution caused by anti-dilution provisions in the warrants and other agreements.

Stock Based Compensation

We have an equity plan which allows for the granting of stock options to our employees, directors and consultants for a fixed number of shares with an exercise price equal to the fair value of the shares at date of grant. We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

Stock-based compensation for directors is reflected in general and administrative expenses in the statements of operations. Stock-based compensation for employees and consultants could be reflected in research and development expenses or general and administrative expenses in the consolidated statements of operations.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, receivables, accounts payable and accrued expenses approximated fair value, as of the balance sheet date presented, because of the relatively short maturity dates on these instruments. The carrying amounts of the financing arrangements issued approximate fair value, as of the balance sheet date presented, because interest rates on these instruments approximate market interest rates after consideration of stated interest rates, anti-dilution protection and associated warrants.

Derivative Financial instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, we used the Black-Scholes valuation model which approximated the binomial lattice options pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the instrument could be required within 12 months of the balance sheet date.

 Debt Discount and Amortization of Debt Discount

Debt discount represents the fair value of embedded conversion options of various convertible debt instruments and attached convertible equity instruments issued in connection with debt instruments. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method, which approximates the interest method. The amortization of debt discount is included as a component of other expenses in the accompanying statements of operations.

New Accounting Pronouncements

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurements (ASC Topic 820). This ASU provides additional guidance on fair value disclosures. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. Other than requiring additional disclosures on our “Level 3” disclosures, the adoption of this new guidance did not have a material impact on our consolidated results of operations and financial position.

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial position and results of operations.

Item 7A. Quantitative Qualitative Disclosures About Market Risk.

Not Required.

Item 8: Financial Statements and Supplementary Data.

The index to Financial Statements appears on the page immediately prior to page F-1, the Report of the Independent Registered Public Accounting Firms appears on page F-1, and the Financial Statements and Notes to Financial Statements appear on pages F-3 to F-42.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On December 19, 2012, which we refer to as the Dismissal Date, we advised McGladrey LLP, which we refer to as the Former Auditor, that it was dismissed as our independent registered public accounting firm. Effective December 14, 2012, we engaged Marcum LLP, which we refer to as Marcum, as our independent registered public accounting firm to audit our financial statements for the year ending October 31, 2012. The decision to dismiss the Former Auditor as our independent registered public accounting firm was approved by the Audit Committee of our Board of Directors.

The Former Auditor served as our independent registered public accounting firm for the years ending October 31, 2011 and 2010. The reports of the Former Auditor on our financial statements for the years ending October 31, 2011 and 2010, and through the Dismissal Date, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The reports of the Former Auditor on our financial statements as of and for the years ended October 31, 2011 and 2010 contained an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern.

During the years ended October 31, 2011 and 2010 and in the subsequent interim periods through the Dismissal Date, there were no disagreements between the Former Auditor and us on a matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the Former Auditor, would have caused the Former Auditor to make reference to the subject matter of the disagreement in connection with its report on our financial statements. None of the “reportable events” described in Item 304(a)(1)(v) of Regulation S-K of the SEC’s rules and regulations have occurred during the fiscal years ended October 31, 2011 and 2010 or through the Dismissal Date.

During the fiscal years ended October 31, 2011 and 2010 and through the Dismissal Date, we have not, nor has anyone acting on our behalf, consulted Marcum regarding (1) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (2) any matter that was either the subject of a disagreement with the Former Auditor on accounting principles or practices, financial statement disclosure or auditing scope or procedures, which, if not resolved to the satisfaction of the Former Auditor, would have caused the Former Auditor to make reference to the matter in their report, or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K of the SEC’s rules and regulations.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended October 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Assessment of the Effectiveness of Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act.  Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2012 on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has determined that as of October 31, 2012, there were no material weaknesses in our internal control over financial reporting and that our internal control over financial reporting was effective.

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

Item 9B: Other Information.

None

PART III

Item 10:  Directors, Executive Officers and Corporate Governance.

The information required under this item will be set forth in the Company’s Form 10-K/A or proxy statement to be filed with the Securities and Exchange Commission on or before February 28, 2013 and is incorporated herein by reference.

Item 11:  Executive Compensation.

The information required under this item will be set forth in the Company’s Form 10-K/A or proxy statement to be filed with the Securities and Exchange Commission on or before February 28, 2013 and is incorporated herein by reference.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item will be set forth in the Company’s Form 10-K/A or proxy statement to be filed with the Securities and Exchange Commission on or before February 28, 2013 and is incorporated herein by reference.

Item 13:  Certain Relationships and Related Transactions, and Director Independence.

The information required under this item will be set forth in the Company’s Form 10-K/A or proxy statement to be filed with the Securities and Exchange Commission on or before February 28, 2013 and is incorporated herein by reference.

Item 14:  Principal Accountant Fees and Services.

The information required under this item will be set forth in the Company’s Form 10-K/A or proxy statement to be filed with the Securities and Exchange Commission on or before February 28, 2013 and is incorporated herein by reference.

PART IV

Item 15: Exhibits and Financial Statements Schedules.

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

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Annex C to DEF 14A Proxy Statement filed with the SEC on May 15, 2006.

3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-QSB filed with the SEC on September 13, 2006.

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 16, 2012. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on August 17, 2012.

4.1	Form of common stock certificate. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on October 23, 2007.

4.2	Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock of the registrant, dated September 24, 2009. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on September 25, 2009.

4.3	Certificate of Designations of Preferences, Rights and Limitations of Series B Preferred Stock of the registrant, dated July 19, 2010. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on July 20, 2010.

4.4	Form of warrant issued in the August 2007 financing. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on August 27, 2007.

4.5	Form of warrant to purchase shares of the registrant’s common stock at the price of $0.20 per share (the “$0.20 warrant”). Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on October 23, 2007.

4.6	Form of warrant to purchase shares of the registrant’s common stock at the price of $0.001 per share (the “$0.001 warrant”). Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed with the SEC on October 23, 2007.

4.7	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on June 19, 2009.

4.8	Form of Warrant issued to Optimus CG II Ltd. pursuant to the Series A Preferred Stock Purchase Agreement. Incorporated by reference to Exhibit A to the Purchase Agreement included as Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 25, 2009.

4.9	Form of Common Stock Purchase Warrant, issued in the junior bridge financing. Incorporated by reference to Exhibit 4.12 to Registration Statement on Form S-1 (File No. 333-162632) filed with the SEC on October 22, 2009.

4.10	Form of Amended and Restated Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K/A filed with the SEC on February 11, 2010.

4.11	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K/A filed with the SEC on February 11, 2010.

4.12	Form of Additional Common Stock Purchase Warrant issued to Optimus CG II Ltd. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on May 14, 2010.

4.13	Form of Warrant issued to Optimus CG II Ltd. pursuant to the Series B Preferred Stock Purchase Agreement. Incorporated by reference to Exhibit A to the Purchase Agreement included as Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 20, 2010.

4.14	Form of Convertible Promissory Note. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on November 12, 2010.

4.15	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on November 12, 2010.

4.16	Warrant to Purchase Common Stock issued to Optimus CG II Ltd. pursuant to Amendment No. 1 to the Series B Preferred Stock Purchase Agreement. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on April 7, 2011.

4.17	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on May 9, 2011.

4.18	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on August 31, 2011.

4.19	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on November 2, 2011.

4.20	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on January 5, 2012.

4.21	Form of Common Stock Purchase Warrant issued pursuant to the Exchange Agreements, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

4.22	Form of Common Stock Purchase Warrant issued pursuant to the Note Purchase Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

4.23	Form of Common Stock Purchase Warrant issued to Dr. James Patton. Incorporated by reference to Exhibit 4.23 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-183682) filed with the SEC on September 11, 2012.

10.1	Securities Purchase Agreement between the registrant and the purchasers in the private placement (the “SPA”), dated as of October 17, 2007, and Disclosure Schedules thereto. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on October 23, 2007.

10.2	Securities Purchase Agreement dated February 2, 2006 between the registrant and Cornell Capital Partners, LP. Incorporated by reference to Exhibit 10.01 to Report on Form 8-K filed with the SEC on February 8, 2006.

10.3	Registration Rights Agreement between the registrant and the parties to the SPA, dated as of October 17, 2007. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on October 23, 2007.

10.4	Placement Agency Agreement between the registrant and Carter Securities, LLC, dated as of October 17, 2007. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on October 23, 2007.

10.5	Engagement Letter between the registrant and Carter Securities, LLC, dated August 15, 2007. Incorporated by reference to Exhibit 10.3(a) to Current Report on Form 8-K filed with the SEC on October 23, 2007.

10.6	Agreement between the registrant and YA Global Investments, L.P. f/k/a Cornell Capital Partners, L.P., dated August 23, 2007. Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the SEC on October 23, 2007.

10.7	Memorandum of Agreement between the registrant and CAMHZN Master LDC and CAMOFI Master LDC, purchasers of the Units consisting of common stock, $0.20 warrants, and $0.001 warrants, dated October 17, 2007. Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed with the SEC on October 23, 2007.

10.8	Advisory Agreement between the registrant and Centrecourt Asset Management LLC, dated August 1, 2007. Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed with the SEC on October 23, 2007.

10.9	Share Exchange and Reorganization Agreement, dated as of August 25, 2004, by and among the registrant, Advaxis and the shareholders of Advaxis. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on November 18, 2004.

10.10	Security Agreement dated February 2, 2006 between the registrant and Cornell Capital Partners, L.P. Incorporated by reference to Exhibit 10.06 to Current Report on Form 8-K filed with the SEC on February 8, 2006.

10.11	Investor Registration Rights Agreement dated February 2, 2006 between the registrant and Cornell Capital Partners, LP. Incorporated by reference to Exhibit 10.05 to Current Report on Form 8-K filed with the SEC on February 8, 2006.

10.12	2004 Stock Option Plan of the registrant. Incorporated by reference to Exhibit 4.1 to Report on Form S-8 filed with the SEC on December 1, 2005.

10.13	2005 Stock Option Plan of the registrant. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on May 15, 2006.

10.14	License Agreement, between University of Pennsylvania and the registrant dated as of June 17, 2002, as Amended and Restated on February 13, 2007. Incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-KSB filed with the SEC on February 13, 2007.

10.15	Sponsored Research Agreement dated November 1, 2006 by and between University of Pennsylvania (Dr. Paterson Principal Investigator) and the registrant. Incorporated by reference to Exhibit 10.44 to Annual Report on 10-KSB filed with the SEC on February 13, 2007.

10.16	Non-Exclusive License and Bailment, dated as of March 17, 2004, between The Regents of the University of California and Advaxis, Inc. Incorporated by reference to Exhibit 10.8 to Pre-Effective Amendment No. 2 filed on April 28, 2005 to Registration Statement on Form SB-2 (File No. 333-122504).

10.17	Consultancy Agreement, dated as of January 19, 2005, by and between LVEP Management, LLC. and the registrant. Incorporated by reference to Exhibit 10.9 to Pre-Effective Amendment No. 2 filed on April 28, 2005 to Registration Statement on Form SB-2 (File No. 333-122504).

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

39

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

41

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

42

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

43

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

10.92	Amendment No. 1 to the Advaxis, Inc. 2011 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on December 20, 2011.

10.93	Form of Convertible Promissory Note. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.94	Form of Note Purchase Agreement, dated as of December 29, 2011, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.95	Form of Registration Rights Agreement, by and between Advaxis, Inc. and each of the several investors signatory thereto. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.96	Form of Exchange Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.97	Form of Amendment, Consent and Waiver Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.98	Form of Convertible Promissory Note issued pursuant to the Note Purchase Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.99	Form of Note Purchase Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.100	Form of Registration Rights Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.101	Stock Purchase Agreement, dated as of June 13, 2012, by and between Advaxis, Inc. and Numoda Corporation. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on June 14, 2012.

10.102	Amendment No. 1, dated as of March 26, 2007, to the License Agreement, between University of Pennsylvania and Advaxis, Inc. dated as of June 17, 2002, as amended and restated on February 13, 2007. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

44

10.103	Master Agreement, dated June 19, 2009, by and between Numoda Corporation and Advaxis, Inc. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

10.104	Form of Project Agreement by and between Numoda Corporation and Advaxis, Inc. Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

10.105	Clinical Trial Services Agreement, dated December 13, 2009, by and between the Gynecologic Oncology Group and Advaxis, Inc. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

10.106	Amendment No. 3, dated as of December 12, 2011, to the License Agreement, between University of Pennsylvania and Advaxis, Inc. dated as of June 17, 2002, as amended and restated on February 13, 2007. Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

10.107	Exchange Agreement, dated as of July 5, 2012, by and between Advaxis, Inc. and Thomas A. Moore. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 11, 2012.

10.108	Agreed Order Granting Joint Expedited Motion for Order Approving Settlement of Claim entered by the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, dated July 24, 2012. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 25, 2012.

10.109	Stipulation for Settlement of Claim between Socius CG II, Ltd. and Advaxis, Inc., dated July 23, 2012. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on July 25, 2012.

10.110	Amendment No. 1 to 2011 Omnibus Incentive Plan of registrant. Incorporated by reference to Annex B to DEF 14A Proxy Statement filed with the SEC on July 19, 2012.

10.111	Promissory Note issued to JLSI, LLC on July 21, 2012. Incorporated by reference to Exhibit 10.111 to Registration Statement on Form S-1 (File No. 333-183682) filed with the SEC on August 31, 2012.

10.112	Form of Convertible Promissory Note issued to Dr. James Patton. Incorporated by reference to Exhibit 10.112 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-183682) filed with the SEC on September 11, 2012.

10.113	Form of Convertible Promissory Note issued to JMJ Financial on August 27, 2012. Incorporated by reference to Exhibit 10.113 to Registration Statement on Form S-1 (File No. 333-183682) filed with the SEC on August 31, 2012.

10.114	Form of Note Purchase Agreement by and between Advaxis, Inc. and Dr. James Patton. Incorporated by reference to Exhibit 10.114 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-183682) filed with the SEC on September 11, 2012.

10.115	Common Stock Purchase Agreement, dated as of October 26, 2012, by and between Advaxis, Inc. and Hanover Holdings I, LLC. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on October 31, 2012.

10.116	Registration Rights Agreement, dated as of October 26, 2012, by and between Advaxis, Inc. and Hanover Holdings I, LLC. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on October 31, 2012.

10.117	Order for Approval of Stipulation for Settlement of Claims entered by the Superior Court of the State of California for the County of Los Angeles – Central District, dated December 20, 2012. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on December 28, 2012.

10.118	Stipulation for Settlement of Claims between Ironridge Global IV, Ltd. and Advaxis, Inc., dated December 19, 2012. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on December 28, 2012.

14.1	Code of Business Conduct and Ethics dated November 12, 2004. Incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K filed with the SEC on November 18, 2004.

23.1*	Consent of Marcum LLP

23.2*	Consent of McGladrey LLP

24.1	Power of Attorney (Included in the signature page of this annual report).

45

31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** To be filed by amendment.

46

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Princeton, Mercer County, State of New Jersey, on this 13th day of February 2013.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Thomas Moore	Chief Executive Officer and Chairman of the Board	February 13, 2013
Thomas Moore	(Principal Executive Officer)

/s/ Mark J. Rosenblum	Chief Financial Officer, Senior Vice President and Secretary	February 13, 2013
Mark J. Rosenblum	(Principal Financial and Accounting Officer)

/s/ Roni Appel	Director	February 13, 2013
Roni Appel

/s/ Thomas McKearn	Director	February 13, 2013
Thomas McKearn

/s/ James Patton	Director	February 13, 2013
James Patton

/s/ Richard Berman	Director	February 13, 2013
Richard Berman

47

ADVAXIS, INC.

FINANCIAL STATEMENTS

INDEX

Page
Advaxis, Inc.

Reports of Independent Registered Public Accounting Firms	F-1 - F-2

Balance Sheets as of October 31, 2012 and 2011	F-3

Statements of Operations for the years ended October 31, 2012 and 2011 and the cumulative period from March 1, 2002 (Inception) to October 31, 2012	F-4

Statements of Stockholders’ Equity (Deficiency) for the Period from March 1, 2002 (Inception) to October 31, 2012	F-5

Statements of Cash Flows for the years ended October 31, 2012 and 2011 and the cumulative period from March 1, 2002 (Inception) to October 31, 2012	F-6

Notes to the Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

Advaxis, Inc.

We have audited the accompanying balance sheet of Advaxis, Inc. (a development stage company) (the “Company”) as of October 31, 2012, and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the year then ended and for the cumulative period from March 1, 2002 (inception) to October 31, 2012. The financial statements for the period from March 1, 2002 (inception) through October 31, 2011 were audited by other auditors. The financial statements for the period from March 1, 2002 (inception) to October 31, 2011 include total revenues and net loss of $1,863,343 and $35,487,856, respectively. Our opinion on the statements of operations, shareholders’ equity (deficiency) and cash flows for the period from March 1, 2002 (inception) to October 31, 2012, insofar as it relates to amounts through October 31, 2011 is based solely on the report of the other auditors. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advaxis, Inc. (a development stage company), as of October 31, 2012, and the results of its operations and its cash flows for the year then ended and the cumulative period from March 1, 2002 (inception) to October 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum llp

New York, NY
February 13, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Advaxis, Inc.

Princeton, New Jersey

We have audited the accompanying balance sheet of Advaxis, Inc. as of October 31, 2011 and the related statements of operations, stockholders’ equity (deficiency), and cash flows for the year then ended and for the cumulative period from March 1, 2002 (inception) to October 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advaxis, Inc. as of October 31, 2011 and the results of its operations and its cash flows for the year then ended and the cumulative period from March 1, 2002 (inception) to October 31, 2011 in conformity with U.S. generally accepted accounting principles.

/s/ MCGLADREY & PULLEN, LLP

MCGLADREY & PULLEN, LLP

New York, New York

January 26, 2012

ADVAXIS, INC.

(A Development Stage Company)

	October 31, 2012	October 31, 2011
ASSETS
Current Assets:
Cash	$232	$1,096,538
Other Current Receivable	-	477,788
Prepaid expenses	25,798	37,474
Other Current Assets	8,182	2,221
Deferred Expenses - current	860,293	-
Total Current Assets	894,505	1,614,021

Deferred expenses – long-term	342,007	1,380,103
Property and Equipment (net of accumulated depreciation)	78,068	-
Intangible Assets (net of accumulated amortization)	2,413,755	2,256,852
Deferred Financing Cost (net of accumulated amortization)	49,024	65,848
Other Assets	38,438	38,438

TOTAL ASSETS	$3,815,797	$5,355,262

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$5,155,797	$2,420,260
Accrued Expenses	1,367,412	2,976,334
Short-term Convertible Notes and fair value of embedded derivative	2,089,099	5,091,298
Notes payable – Officer (including interest payable)	477,274	408,069
Notes payable – other	250,000	-
Total Current Liabilities	9,339,582	10,895,961
Deferred Rent	4,803	62,441
Long-term Convertible Notes	-	570,802
Common Stock Warrant Liability	434,136	6,391,071
Total Liabilities	9,778,521	17,920,275

Commitments and Contingencies

Shareholders’ Deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; Series B Preferred Stock; issued and outstanding 740 at October 31, 2012 and 2011. Liquidation preference of $9,722,570
Common Stock - $0.001 par value; authorized 1,000,000,000 shares, issued and outstanding 394,804,165 in 2012 and 250,173,570 in 2011	394,804	250,173
Promissory Note and Interest Receivable	(10,484,022)	(10,283,510)
Additional Paid-In Capital	51,727,921	33,000,064
Deficit accumulated during the development stage	(47,601,427)	(35,531,740)
Total Shareholders’ Deficiency	(5,962,724)	(12,565,013)
TOTAL LIABILITIES & SHAREHOLDERS’ DEFICIENCY	$3,815,797	$5,355,262

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

(A Development Stage Company)

Statement of Operations

	Year Ended October 31,	Year Ended October 31,	Period from March 1, 2002 (Inception) to October 31,
	2012	2011	2012

Revenue	$-	$-	$1,863,343
Research & Development Expenses	6,646,094	8,078,901	29,802,834
General & Administrative Expenses	5,688,677	4,939,935	26,868,510
Total Operating expenses	12,334,771	13,018,836	56,671,344
Loss from Operations	(12,334,771)	(13,018,836)	(54,808,001)
Other Income (expense):
Interest expense	(4,536,528)	(4,698,983)	(14,985,865)
Other Income (Expense)	12,002	(78,911)	259,709
(Loss) on note retirement	(2,187,787)	(461,595)	(992,942)
Gain on change in fair value of common stock warrant liability and embedded derivative liability	6,630,610	9,763,113	21,042,296
Net Loss before income tax benefit	(12,416,474)	(8,495,212)	(49,484,803)
Income Tax Benefit	346,787	379,472	1,927,260
Net Loss	(12,069,687)	(8,115,740)	(47,557,543)
Dividends attributable to preferred shares	740,000	1,538,686	2,322,570
Net Loss applicable to Common Stock	$(12,809,687)	$(9,654,426)	$(49,880,113)
Net Loss per common share, basic and diluted	$(0.04)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	320,602,442	222,918,519

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

(a development stage company)

STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

Period from March 1, 2002 (inception) to October 31, 2012

	Preferred Stock		Common Stock
	Number of Shares of Outstanding	Amount	Number of shares of outstanding	Amount	Promissory Note and Interest Receivable	Additional Paid- in Capital	Deficit Accumulated During the Development Stage	Shareholders’ Equity (Deficiency)
Preferred stock issued	3,418	$235,000						$235,000
Common Stock Issued			40,000	40		$(40)
Options granted to consultants & professionals						10,493		10,493
Net Loss							(166,936)	(166,936)
Retroactive restatement to reflect re-capitalization on Nov. 12, 2004	(3,481)	(235,000)	15,557,723	15,558		219,442
Balance at December 31, 2002			15,597,723	$15,598		$229,895	(166,936)	78,557

Note payable converted into preferred stock	232	15,969						$15,969
Options granted to consultants and professionals						8,484		8,484
Net loss							(909,745)	(909,745)
Retroactive restatement to reflect re-capitalization on Nov. 12, 2004	(232)	(15,969)				15,969
Balance at December 31, 2003			15,597,723	$15,598		$254,348	(1,076,681)	(806,735)

Stock dividend on preferred stock	638	43,884					(43,884)
Net loss							(538,076)	(538,076)
Options granted to consultants and professionals						5,315		5,315
Retroactive restatement to reflect re-capitalization on Nov. 12, 2004	(638)	(43,884)				43,884
Balance at October 31, 2004			15,597,723	$15,598		$303,547	$(1,658,641)	$(1,339,496)

Common Stock issued to Placement Agent on re-capitalization			752,600	753		(753)
Effect of re-capitalization			752,600	753		(753)
Options granted to consultants and professionals						64,924		64,924
Conversion of Note payable to Common Stock			2,136,441	2,136		611,022		613,158
Issuance of Common Stock for cash, net of shares to Placement Agent			17,450,693	17,451		4,335,549		4,353,000
Issuance of common stock to consultants			586,970	587		166,190		166,777
Issuance of common stock in connection with the registration statement			409,401	408		117,090		117,498
Issuance costs						(329,673)		(329,673)
Net loss							(1,805,789)	(1,805,789)
Restatement to reflect re- capitalization on Nov. 12, 2004 including cash paid of $44,940						(88,824)		(88,824)
Balance at October 31, 2005			37,686,428	$37,686		$5,178,319	$(3,464,430)	$1,751,575

Options granted to consultants and professionals						172,831		172,831
Options granted to employees and directors						71,667		71,667
Conversion of debenture to Common Stock			1,766,902	1,767		298,233		300,000
Issuance of Common Stock to employees and directors			229,422	229		54,629		54,858
Issuance of common stock to consultants			556,240	557		139,114		139,674
Net loss							(6,197,744)	(6,197,744)
Balance at October 31, 2006			40,238,992	40,239		5,914,793	(9,662,173)	(3,707,141)

Common Stock issued			59,228,334	59,228		9,321,674		9,380,902
Offering Expenses						(2,243,535)		(2,243,535)
ptions granted to consultants and professionals						268,577		268,577
Options granted to employees and directors						222,501		222,501
Conversion of debenture to Common Stock			6,974,202	6,974		993,026		1,000,010
Issuance of Common Stock to employees and directors			416,448	416		73,384		73,800
Issuance of common stock to consultants			1,100,001	1,100		220,678		221,778
Warrants issued on conjunction with issuance of common stock						1,505,550		1,505,550
Net loss							(2,454,453)	(2,454,453)
Balance at October 31, 2007			107,957,977	$107,957		$16,276,648	$(12,116,626)	$4,267,979
Common Stock Penalty Shares			211,853	212		31,566	-	31,778
Offering Expenses						(78,013)		(78,013)
Options granted to consultants and professionals						(42,306)		(42,306)
Options granted to employees and directors						257,854		257,854
Issuance of Common Stock to employees and directors			995,844	996		85,005		86,001
Issuance of common stock to consultants			153,846	154		14,462		14,616
Warrants issued to consultant						39,198		39,198
Net loss							(5,416,418)	(5,416,418)
Balance at October 31, 2008			109,319,520	$109,319		$16,584,414	$(17,533,044)	$(839,311)

Common stock issued upon exercise of warrants			3,299,999	3,300		(3,300)		0
Warrants classified as a liability						(12,785,695)		(12,785,695)
Issuance of common Stock Warrants						(3,587,625)		(3,587,625)
Options granted to professionals and consultants						12,596		12,596

Options granted to employees and directors				0		467,304		467,304
Issuance of common stock to employees and directors			422,780	423		17,757		18,180
Issuance of common stock to consultants			2,595,944	2,596		49,383		51,979
Net Income							929,244	929,244
Balance at October 31, 2009			115,638,243	$115,638		$754,834	$(16,603,800)	$(15,733,328)

Preferred Stock issued	789	-				6,828,293		6,828,293
Common stock issued upon exercise of warrants			62,265,059	62,265	(10,659,710)	18,647,522		8,050,077
Options granted to employees and directors						455,166		455,166
Common stock issued upon conversion of Bridge Notes			15,413,960	15,414		3,306,677		3,322,091
Common stock issued to Numoda			3,500,000	3,500		591,500		595,000
Common stock issued to University of Pennsylvania			388,889	389		69,611		70,000
Common stock issued to employees and directors			750,000	750		114,750		115,500
Common stock issued to former employees			144,666	145		(145)		-
Issuance of common stock warrants						(7,693,230)		(7,865,520)
Net Loss							(10,812,200)	(10,812,200)
Balance at October 31, 2010	789	-	198,100,817	$198,101	$(10,659,710)	$23,074,978	$(27,416,000)	$(14,802,631)

Preferred Stock issued	177	-				1,676,554		1,676,554
Preferred Stock redeemed	(226)	-			3,051,000	(3,141,003)		(90,003)
Common stock issued upon exercise of warrants			22,986,244	22,986	(2,389,500)	5,782,511		3,415,997
Options granted to employees and directors						717,029		717,029
Options granted to consultants						28,197		28,197
Common stock issued upon conversion of Bridge Notes			9,513,210	9,513		1,809,204		1,818,717
Common stock issued upon exchange of warrants			5,840,748	5,841		1,528,124		1,533,965
Common stock issued upon conversion of May 2011 Notes			12,647,076	12,647		2,250,536		2,263,183
Common stock issued to former employee			752,142	752		80,779		81,531
Common stock issued to consultants			333,333	333		49,667		50,000
Reclassification of warrant liability to equity						36,982		36,982
Reclassification of Embedded Derivative Liability to Beneficial Conversion Feature						132,488		132,488
Interest on Optimus Notes Receivable						202,856		202,856
Reclassification of interest receivable to-date on Optimus notes					(285,300)			(285,300)
Issuance of common stock warrants						(1,228,838)		(1,228,838)
Net Loss							(8,115,740)	(8,115,740)
Balance at October 31, 2011	740		250,173,570	$250,173	(10,283,510)	33,000,064	(35,531,740)	(12,565,013)
Stock compensation to employees, directors and consultants						1,146,843		1,146,843

Issuance of shares upon conversion of convertible promissory notes			30,429,180	30,429		5,258,120		5,288,549

Fair value of equity warrants issued in connection with Rodman May 2012 Financing						279,807		279,807
Common stock issued upon exercise of warrants			2,745,097	2,745		409,019		411,765
Common stock issued upon exchange of warrants			1,597,112	1,597		221,999		223,596
Common stock issued upon conversion of JMJ Notes			8,325,927	8,326		657,715		666,041
Common stock issued to directors as earned stock compensation			999,632	1,000		31,558		32,558
Common stock issued to consultants			415,167	415		39,442		39,857
Issuance of shares to employees under ESPP Plan			207,077	207		18,094		18,301
Issuance of shares to investors as part of the May 2012 Debt for Equity Exchange			52,776,184	52,776		5,996,621		6,049,397
Interest on Optimus Notes Receivable					(200,512)	200,512		-
Issuance of shares under Numoda Stock Purchase Agreement			15,000,000	15,000		1,365,000		1,380,000
Issuance of shares under JMJ Settlement Agreement			8,076,923	8,077		1,061,923		1,070,000
Exchange of Platinum Bridge Note						260,705		260,705
Issuance of shares to Socius			24,058,296	24,059		1,780,501		1,804,559
Net Loss							(12,069,687)	(12,069,687)
Balance at October 31, 2012	740		394,804,165	$394,804	$(10,484,022)	$51,727,921	$(47,601,427)	$(5,962,724)

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

(A Development Stage Company)

Statement of Cash Flows

			Period from
			March 1
			2002
	Year ended	Year ended	(Inception) to
	October 31,	October 31,	October 31,
	2012	2011	2012
OPERATING ACTIVITIES
Net Loss	$(12,069,687)	$(8,115,740)	$(47,557,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges to consultants and employees for options and stock	1,146,843	795,226	4,980,046
Amortization of deferred financing costs	78,824	-	338,824
Amortization of discount on convertible promissory notes	1,553,984	482,507	2,710,377
Impairment of intangible assets	-	-	26,087
Non-cash interest expense	2,844,456	4,106,212	11,494,012
(Gain) Loss on change in value of warrants and embedded derivative	(6,630,610)	(9,763,113)	(21,042,296)
Warrant Expense	150	557,935	764,360
Settlement Expense	265,000	-	265,000
Employee Stock Purchase Plan Expense	18,301	-	18,301
Value of penalty shares issued	-	-	149,276
Depreciation expense	13,776	28,406	209,448
Amortization expense of intangibles	148,002	132,288	742,642
Write off of intangible assets		33,211	33,211
Interest Income	-	267	267
Loss on note retirement	2,187,787	461,595	992,942
Change in operating assets and liabilities :
(Increase) decrease in prepaid expenses	11,676	1,037	(25,797)
decrease in grant receivable	-	244,479	-
(Increase) in other current assets	(5,961)	(2,221)	(8,182)
(Increase) in other assets		(38,438)	(132,271)
(Increase) decrease in deferred expenses	177,803	(1,146,783)	(694,572)
Increase in accounts payable and accrued expenses	5,719,172	3,123,302	12,504,260
(Decrease) increase in interest payable	29,779	94,547	(7,298)
Increase in deferred rent	(57,637)	62,441	4,803
Net cash used in operating activities	(4,568,344)	(8,942,842)	(34,234,103)
INVESTING ACTIVITIES
Cash paid on acquisition of Great Expectations		-	(44,940)
Purchase of property and equipment	(91,844)	-	(241,937)
Cost of intangible assets	(304,905)	(296,358)	(3,220,645)
Net cash used in Investing Activities	(396,749)	(296,358)	(3,507,522)
FINANCING ACTIVITIES
Proceeds from convertible notes	3,282,463	8,351,423	17,859,400
Repayment of convertible notes	(52,941)	(169,739)	(1,649,030)
(Increase) decrease in deferred offering expenses	(62,000)	(52,000)	(114,000)
Cash paid for deferred financing costs	-	(25,000)	(584,493)
Proceeds from notes payable	250,000	-	250,000
Proceeds from Officer Loan	74,500	295,000	1,444,485
Repayment of Officer Loan	(35,000)	(600,000)	(1,130,000)
Deferred Investment Funds	-		-
Net proceeds of issuance of Preferred Stock	-	1,342,672	8,610,499
Payment on cancellation of Warrants	-	-	(600,000)
Proceeds from the exercise of warrants	411,765	1,085,001	1,666,766
Net proceeds of issuance of Common Stock		-	11,988,230
Net cash provided by Financing Activities	3,868,787	10,227,357	37,741,857
Net increase (decrease) in cash	(1,096,306)	988,157	232
Cash at beginning of period	1,096,538	108,381	-
Cash at end of period	$232	$1,096,538	$232

Supplemental Disclosures of Cash Flow Information

	October 31,		Period from March 1, 2002 (Inception) to October 31,
	2012	2011	2012
Cash paid for Interest	$53,027	$148,392	$788,017

Supplemental Schedule of Noncash Investing and Financing Activities

	Twelve months ended October 31,		Period from March 1, 2002 (Inception) to October 31,
	2012	2011	2012
Equipment acquired under notes payable	$-	$-	$45,580
Common stock issued to Founders	$-	$-	$40
Notes payable and accrued interest converted to Preferred Stock	$-	$-	$15,969
Stock dividend on Preferred Stock	$-	$-	$43,884
Accounts Payable from vendors settled in Common Stock	$3,249,990	$-	$3,249,990
Accounts Payable from consultants settled with Common Stock	$62,275	$-	$114,253
Notes payable and embedded derivative liabilities converted to Common Stock	$9,324,971	$4,149,114	$15,160,221
Intangible assets acquired with notes payable	$-	$-	$360,000
Intangible assets acquired with common stock	$-	$-	$70,000
Debt discount in connection with recording the original value of the embedded derivative liability	$306,568	$3,505,605	$6,473,385
Allocation of the original secured convertible debentures to warrants	$-	$-	$214,950
Allocation of the warrants on convertible notes as debt discount	$571,207	$778,052	$3,001,806
Cancellation of Note Receivable in connection with Preferred Stock Redemption	$-	$(3,051,000)	$(3,051,000)
Note receivable in connection with exercise of warrants	$-	$2,389,500	$9,998,210
Common stock issued in exchange for warrants	$134,796	$-	$134,796
Warrants Issued in connection with issuance of Common Stock	$517,797	$-	$2,023,347
Warrants Issued in connection with issuance of Preferred Stock	$-	$-	$3,587,625

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Advaxis Inc. (the “Company”) is a biotechnology company developing the next generation of immunotherapies for cancer and infectious diseases. Its platform technology is designed to generate a comprehensive immune response by serving as its own adjuvant, directing antigen presentation, increasing tumor infiltrating killer T-cells, and decreasing Tregs/MDSCs in the tumor. Today, the Company has over fifteen distinct constructs in various stages of development, directly developed by the Company and through strategic collaborations.

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

Basis of Presentation

The preparation of financial statements in accordance with Generally Accepted Accounting Principles (GAAP) involves the use of estimates and assumptions that affect the recorded amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results may differ substantially from these estimates.  Significant estimates include the fair value and recoverability of the carrying value of intangible assets (patents and licenses), the fair value of options, the fair value of embedded conversion features, warrants and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from estimates.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. There is a working capital deficiency, a shareholders’ deficiency and recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.  Management’s plans are to continue to raise additional funds through the sales of debt or equity securities. Subsequent to October 31, 2012, the Company successfully raised an aggregate of approximately $950,000 in additional capital through the sale of debt and equity securities.

The Company recognizes it will need to raise additional capital over and above the amount raised subsequent to October 31, 2012 in order to execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily represent realizable or settlement values. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue from license fees and grants is recognized when the following criteria are met; persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collection is reasonably assured. In licensing arrangements, delivery does not occur for revenue recognition purposes until the license term begins. Nonrefundable upfront fees received in exchange for products delivered or services performed that do not represent the culmination of a separate earnings process will be deferred and recognized over the term of the agreement using the straight line method or another method if it better represents the timing and pattern of performance. Since its inception, all of the Company’s revenues have been from multiple research grants. For the years ended October 31, 2012 and 2011, the Company did not receive any revenue from such grants.

For revenue contracts that contain multiple elements, revenue arrangements with multiple deliverables are divided into separate units of accounting if the delivered item has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered item.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of October 31, 2012 and 2011, the Company did not have any cash equivalents.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts (checking) that at times exceed federally insured limits.

Property and Equipment

Property and equipment consists of laboratory equipment and is stated at cost. Depreciation and amortization is provided for on the straight-line basis over the estimated useful lives of the respective asset ranging from 3 to 5 years. Expenditures for maintenance and repairs that do not materially extend the useful lives of the respective assets are charged to expense as incurred. The cost and accumulated depreciation of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

Intangible Assets

Intangible assets primarily consist of legal and filing costs associated with obtaining patents and licenses and are amortized on a straight-line basis over their remaining useful lives which are estimated to be twenty years from the effective dates of the University of Pennsylvania (Penn) License Agreements, beginning in July 1, 2002. These legal and filing costs are invoiced to the Company through Penn and its patent attorneys.

Management has reviewed its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable and its carrying amount exceeds its fair value, which is based upon estimated undiscounted future cash flows. Net assets are recorded on the balance sheet for patents and licenses related to ADXS-HPV, ADXS-PSA and ADXS-HER2 and other products that are in development. However, if a competitor were to gain FDA approval for a treatment before us or if future clinical trials fail to meet the targeted endpoints, the Company would likely record an impairment related to these assets. In addition, if an application is rejected or fails to be issued the Company would record an impairment of its estimated book value.

Deferred financing costs

The Company has recorded deferred financing costs as a result of fees incurred by the Company in conjunction with its debt financing activities. These costs are amortized using the straight-line method over the shorter of (a) the term of the related debt or (b) the expected conversion date of the debt into equity instruments, which approximates the effective interest method. The amortization of deferred financing costs is included as a component of other expenses in the accompanying statements of operations. At October 31, 2012 and 2011, accumulated amortization totaled $89,976 and $11,152, respectively.

Net Loss Per Share

Basic net income or loss per common share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during the periods. Diluted earnings per share give effect to dilutive options, warrants, convertible debt and other potential common stock outstanding during the period. Therefore, in the case of a net loss the impact of the potential common stock resulting from warrants, outstanding stock options and convertible debt are not included in the computation of diluted loss per share, as the effect would be anti-dilutive. In the case of net income the impact of the potential common stock resulting from these instruments that have intrinsic value are included in the diluted earnings per share. The table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share. For 2012 and 2011, approximately 55 million warrants and 49.4 million warrants, respectively (excluding approximately $25.6 million warrants, held by an affiliate of Optimus) include anti-dilutive provisions to adjust the number and price of the warrants based on certain types of equity transactions.

	As of October 31,
	2012	2011
Warrants	100,322,588	137,841,857
Stock Options	44,807,424	27,317,424
Convertible Debt (using the if-converted method)	33,919,264	61,660,382
Total	179,049,276	226,819,663

Research and Development Expenses

Research and development costs are expensed as incurred and include but are not limited to clinical trial and related manufacturing costs, payroll and personnel expenses, lab expenses, facilities and related overhead costs.

Stock Based Compensation

The Company has an equity plan which allows for the granting of stock options to its employees, directors and consultants for a fixed number of shares with an exercise price equal to the fair value of the shares at date of grant. The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

Stock-based compensation for directors is reflected in general and administrative expenses in the statements of operations. Stock-based compensation for employees and consultants could be reflected in research and development expenses or general and administrative expenses in the statements of operations.

Fair Value of financial instruments

The carrying amounts of financial instruments, including cash, receivables, accounts payable and accrued expenses approximated fair value as of the balance sheet date presented, because of the relatively short maturity dates on these instruments. The carrying amounts of the financing arrangements issued approximate fair value as of the balance sheet date presented, because interest rates on these instruments approximate market interest rates after consideration of stated interest rates, anti-dilution protection and associated warrants.

Derivative Financial instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company used the Black Scholes valuation model which approximated the binomial lattice options pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the instrument could be required within 12 months of the balance sheet date.

 Debt discount and amortization of debt discount

Debt discount represents the fair value of embedded conversion options of various convertible debt instruments and attached convertible equity instruments issued in connection with debt instruments. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of other expenses in the accompanying statements of operations.

Recent Accounting Pronouncements

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurements (ASC Topic 820). This ASU provides additional guidance on fair value disclosures. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. Other than requiring additional disclosures on the Company’s “Level 3” disclosures, the adoption of this new guidance did not have a material impact on the Company’s consolidated results of operations and financial position.

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will classify as income tax expense any interest and penalties. The Company has no material uncertain tax positions for any of the reporting periods presented. The Company files tax returns in U.S. federal and state jurisdictions, including New Jersey, and are subject to audit by tax authorities beginning with the year ended October 31, 2009.

Reclassification

Certain accounts in the prior year financial statements have been reclassified, for comparative purposes, in order to conform with the presentation in the current year financial statements. These reclassifications have no effect on the previously reported net loss.

3.  SHARE-BASED COMPENSATION EXPENSE

The Company adopted ASC 718 and used the modified prospective transition method, which requires the application of the accounting standard as of November 1, 2005, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s Financial Statements for prior periods were not restated to reflect, and do not include the impact of ASC 718. The Company began recognizing expense in an amount equal to the fair value of share-based payments (stock option awards) on their date of grant, over the requisite service period of the awards (usually the vesting period). Under the modified prospective method, compensation expense for the Company is recognized for all share based payments granted and vested on or after November 1, 2005 and all awards granted to employees prior to November 1, 2005 that were unvested on that date but vested in the period over the requisite service periods in the Company’s Statement of Operations. Prior to the adoption of the fair value method, the Company accounted for stock-based compensation to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees , and related interpretations. Therefore, compensation expense related to employee stock options was not reflected in operating expenses in any period prior to the fiscal year of 2006 and prior period results have not been restated. Since the date of inception to October 31, 2005 had the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of ASC 718, Stock Compensation expense would have totaled $328,176 and the effect on the Company’s net loss would have been as follows for the period March 1, 2002 (date of inception) to October 31, 2012:

March 1, 2002 (date of inception) to October 31, 2012
Net Loss as reported	$(47,557,543)
Add: Stock based option expense included in recorded net loss	89,217
Deduct stock option compensation expense determined under fair value based method	(328,176)
Adjusted Net Loss	$(47,796,502)

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	October 31, 2012	October 31, 2011
Laboratory Equipment	$287,518	$195,672
Accumulated Depreciation	(209,450)	(195,672)
Net Property and Equipment	$78,068	$-

Depreciation expense for the years ended October 31, 2012 and 2011 and the period from March 1, 2002 (inception) to October 31, 2012 was $13,776, $28,406 and $209,450, respectively.

5. INTANGIBLE ASSETS

Under the Penn license agreements we are billed actual patent expenses as they are passed through from Penn and or billed directly from our patent attorney. The following is a summary of intangible assets as of the end of the following fiscal periods:

	October 31, 2012	October 31, 2011
License	$651,992	$651,992
Patents	2,422,409	2,117,505
Total intangibles	3,074,401	2,769,497
Accumulated Amortization	(660,646)	(512,645)
Intangible Assets	$2,413,755	$2,256,852

  The expirations of the existing patents range from 2014 to 2023 but the expirations can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. During the fiscal year ended October 31, 2011, the Company wrote off approximately $33,000 in capitalized patent costs related to four patent applications that had expired or were abandoned. No patent applications with future value were abandoned or expired and charged to expense in the current year. Amortization expense for licensed technology and capitalized patent cost is included in general and administrative expenses and aggregated $148,002, $132,288 and $742,642 for the years ended October 31, 2012 and 2011 and for the period from March 1, 2002 (inception) to October 31, 2012, respectively.

Estimated amortization expense for the next five years is as follows:

Year ended October 31,
2013	140,000
2014	140,000
2015	140,000
2016	140,000
2017	140,000

  6. ACCRUED EXPENSES:

The following table represents the major components of accrued expenses:

	October 31, 2012	October 31, 2011
Salaries and other compensation	$774,001	$531,040
Clinical Trial	56,468	2,358,248
Vendors	77,512	-
Consultants	32,200	32,200
Financing costs	174,970	-
Legal	214,902	46,346
Interest Payable	28,859	-
Other	8,500	8,500
	$1,367,412	$2,976,334

7. CONVERTIBLE NOTES & FV OF EMBEDDED DERIVATIVE

Convertible Notes payable consist of the following:

	October 31, 2012	October 31, 2011
May 2011 Note Financing	$—	$3,392,158
October 2011 Note Financing	58,824	1,341,738
December 2011 Note Financing	131,928	—
May 2012 Note Financing	588,313	—
Bridge Notes	185,758	711,701
JMJ Financial	73,590	570,802
Hanover Holdings Note	362,791	—
Magna	333,086	—
Chris French	25,950	—
Asher	150,687	—
Yvonne Paterson	103,804	—
James Patton	78,909	—

Total Convertible Notes	2,093,640	6,016,399

Unamortized discount	(4,541)	(1,300,345)

Derivative Liability	—	946,046

	2,089,099	5,662,100

Current Portion of Convertible Notes	2,089,099	5,091,298

Long-term Convertible Notes less current portion	$—	$570,802

May 2011 Note Financing

On May 9, 2011, we entered into a Note Purchase Agreement with certain accredited investors, whereby the investors acquired approximately $7.1 million of our convertible promissory notes, which we refer to as the May 2011 Notes, for an aggregate purchase price of approximately $6.0 million in a private placement.

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

The Company evaluated the fair value of the embedded conversion option and warrants and recorded an aggregate charge of $4,905,842 at the date of issuance.

During the twelve months ended October 31, 2011, the Company converted approximately $1,897,000 in principal into 12,647,077 shares of the Company’s common stock at a conversion price of $0.15. During the twelve months ended October 31, 2012, the Company converted approximately $1,962,060 in principal into 13,080,393 shares of the Company’s common stock at a conversion price of $0.15, recording non-cash expense of approximately $ 318,000.  In addition, the Company entered into exchange agreements with certain holders of an aggregate of approximately $3.2 million in remaining outstanding principal on the May 2011 Notes, pursuant to which such holders received an aggregate of approximately 37.6 million shares of Common Stock and warrants to purchase an aggregate of approximately 3.6 million shares of Common Stock in exchange for surrendering or converting the Existing May 2011Notes and surrendering warrants to purchase an aggregate of approximately 22.4 million shares of Common Stock originally issued in the Prior Offerings. The Company recorded non-cash expense of approximately $1.3 million resulting from this exchange. As of October 31, 2012, there was no remaining principal outstanding under the May 2011 Notes.

Accretion of the discount was $1,788,718 and $3,117,123 for the years ended October 31, 2012 and 2011 respectively.

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

The Notes mature on October 31, 2012. Subsequent to October 31, 2012, the remaining outstanding note was assigned to Magna (see Footnote 16: Subsequent Events, Other Hanover-Related Transactions). We may redeem the Notes under certain circumstances. The Warrants are exercisable at any time on or before October 31, 2014. The Warrants may be exercised on a cashless basis under certain circumstances.

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

The Company evaluated the fair value of the embedded conversion option and warrants and recorded an aggregate change of $987,439 at the date of issuance.

During the year ended October 31, 2012, the Company converted approximately $1.2 million in principal into 8,183,333 shares of the Company’s common stock at a conversion price of $0.15, recording non-cash expense of approximately $ 296,000.  In addition, the Company entered into exchange agreements with certain holders of an aggregate of approximately $1.0 million in outstanding principal on the October 2011 Notes, pursuant to which such holders received an aggregate of approximately 12.1 million shares of Common Stock and warrants to purchase an aggregate of approximately 1.3 million shares of Common Stock in exchange for surrendering or converting the Existing October 2011 Notes and surrendering warrants to purchase an aggregate of approximately 6.0 million shares of Common Stock originally issued in the Prior Offerings. The Company recorded non-cash expense of approximately $530,000 resulting from this exchange.

Accretion of the discount was $984,733 and $2,705 for the years ended October 31, 2012 and 2011 respectively. The outstanding principal balance was $54,824 at October 31, 2012.

December 2011 Note Financing

On December 29, 2011, we entered into a Note Purchase Agreement, which we refer to as the December 2011 Notes, with certain accredited investors, whereby the investors acquired approximately $1,232,000 million of our convertible promissory notes for an aggregate purchase price of approximately $1.0 million in a private placement, which we refer to as the December 2011 offering. The December 2011 Notes were issued with an original issue discount of 15%. Each investor paid $0.85 for each $1.00 of principal amount of Notes purchased at the closing of the December 2011 offering. The Notes are convertible into shares of our common stock, at a per share conversion price equal to $0.15. Additionally, each investor received a warrant, which we refer to as the Warrants, to purchase such number of shares of our common stock equal to 50% of such number of shares of our common stock issuable upon conversion of the Note at an exercise price of $0.15 per share.

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

In connection with the December 2011 offering, we entered into a Registration Rights Agreement with the investors.  Pursuant to such agreement, we agreed with the investors to provide certain rights to register under the Securities Act of 1933, as amended, the shares of our common stock issuable upon any conversion of the Notes and the exercise of the Warrants, and agreed to file a registration statement to register the offering of the shares of our common stock issuable upon conversion of the Notes and the exercise of the Warrants. The registration statement was filed on January 27, 2012.

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

The Company evaluated the fair value of the embedded conversion option and warrants and recorded an aggregate charge of $586,376 at the date of issuance.

During the year ended October 31, 2012, the Company converted approximately $828,000 in principal into 5,516,666 shares of the Company’s common stock at a conversion price of $0.15, recording non-cash expense of approximately $ 205,000.  In addition, the Company entered into exchange agreements with certain holders of an aggregate of approximately $215,000 in outstanding principal on the December 2011 Notes, pursuant to which such holders received an aggregate of approximately 2.5 million shares of Common Stock and warrants to purchase an aggregate of approximately 1.3 million shares of Common Stock in exchange for surrendering or converting the Existing December 2011 Notes and surrendering warrants to purchase an aggregate of approximately 2.9 million shares of Common Stock originally issued in the Prior Offerings. The Company recorded non-cash expense of approximately $100,000 resulting from this exchange. In October 2012, $31,284 of principal was assigned pursuant to the terms of an assignment agreement with Magna Group, LLC.

Accretion of the discount was $559,480 for the year ended October 31, 2012. The outstanding principal balance, at October 31, 2012 was $158,824. On the balance sheet, the December 2011 Notes were recorded at $131,928 ($158,824 net of debt discount of $28,896). Subsequent to October, 31, 2012, the remaining outstanding note was assigned to Magna (see Footnote 16: Subsequent Events, Other Hanover-Related Transactions.)

May 2012 Note Financings

Effective May 14, 2012, we entered into a Note Purchase Agreement with certain accredited investors, whereby the investors acquired $953,333 of our convertible promissory notes for an aggregate purchase price of approximately $715,000 in cash which represented an original issue discount of 25%. The May 2012 Notes are convertible into shares of our common stock at $0.15 per share. Additionally, each investor received a warrant to purchase such number of shares of our common stock equal to 50% of such number of shares of our common stock issuable upon conversion of the May 2012 Notes at an exercise price of $0.15 per share. The Notes and Warrants also provide that on December 1, 2012, solely to the extent the conversion price of the Notes or the exercise price of the Warrants, as applicable, is less than the “Market Price” (as defined in the Notes or the Warrants, as applicable), such conversion price or exercise price, as applicable, shall be reduced to such Market Price. The May 2012 Notes mature on May 18, 2013. We may redeem the May 2012 Notes under certain circumstances. The May 2012 Warrants are exercisable at any time on or before May 18, 2017. The May 2012 Warrants may be exercised on a cashless basis under certain circumstances and expire on May 18, 2017.

The Company elected to apply the fair-value option to account for the May 2012 notes and have recorded the May 2012 Notes at a fair value of $454,680 upon issuance. Unrealized losses on the mark-to-market of the notes which amounted to $133,634 for the period from the date of issuance or May, 14, 2012 through October 31, 2012 were recognized as a noncash expense.

In addition, as a result of the reset provisions discussed above, the warrants which have been recorded at a fair value of $291,400 on May 14, 2012 are being reflected as a warrant liability as of the date of issuance. As of October 31, 2012, the warrant liability amounted to $112,487 which resulted in a noncash income of approximately $178,913 for the year ended October 31, 2012.

Rodman & Renshaw, LLC acted as the exclusive placement agent in connection with the May 2012 offering and received compensation of a cash placement fee equal to 7% of the aggregate purchase price paid by investors (Rodman raised $400,000 of the total purchase price of $715,000) in the May 2012 offering amounting to $28,000 and warrants to purchase 355,556 shares of our common stock, which warrants are exercisable at $0.15 per share and shall expire on May 18, 2017.

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

Junior Subordinated Convertible Promissory Notes

We refer to all Junior Subordinated Convertible Promissory Notes as “Bridge Notes”.

The Bridge Notes are convertible into shares of the Company’s common stock at a fixed exercise price. For every dollar invested in our Bridge Notes, each Investor received warrant coverage ranging from approximately 23% to 75%, subject to adjustments upon the occurrence of certain events as more particularly described below and in the form of Warrant. As of October 31, 2012, substantially all of the Bridge Warrants have an exercise price of $0.15 per share. The Bridge Notes may be prepaid in whole or in part at the option of the Company without penalty at any time prior to the Maturity Date. The warrants may be exercised on a cashless basis under certain circumstances.

During the twelve month period ended October 31, 2011, the Company reached agreement with ten investors, whose notes were to mature on dates ranging from December 31, 2010 to April 30, 2011, in the aggregate principal value of approximately $479,000 (included in the above aggregate principal value of $1,886,851) to exchange their original notes for new notes due on dates ranging from March 31, 2011 to August 2, 2011.  In return for exchanging their notes, these investors received additional interest of $25,208 plus approximately 816,000 additional warrants, valued using the BSM model (which approximates the Lattice Model), at approximately $87,000.

During the twelve month period ended October 31, 2011,the Company reached agreement with three investors, whose notes were to mature on dates ranging between August 1 and October 31, 2011,in the aggregate principal value of approximately$318,000 (included in the above aggregate principal value of $1,886,851) to make partial repayments on their notes totaling $99,000 and exchanged the remaining principal on the original notes for new notes (with the same amount of principal) due on dates ranging from March 31, 2012 to May 31, 2012.  These three investors also received approximately 730,000 additional warrants, at a fair value totaling approximately $80,000.

The Company accounted for two of these three note exchanges as substantial debt modifications under ASC 470-50: Debt Modifications and Extinguishments .. Therefore, the Company recorded the present values of the principal on the new notes along with the fair value of the additional warrants issued and wrote off the remaining principal on the old notes.  The Company then recorded a loss on exchange of approximately $22,000 (other income/(expense)) for the difference between (1) the sum of the remaining principal on the old notes and (2) the sum of the present values of the principal on the new notes and the fair value of the additional warrants. For the third investor, the Company recorded approximately $27,000 to equity (included in the above fair value of $80,000), representing the fair value of the additional warrants issued upon exchange of their note.

During the twelve month period ended October 31, 2011, the Company repaid approximately $530,000 in principal and interest.  In addition, the Company converted approximately $1.3 million of principal and interest on these outstanding junior subordinated convertible promissory notes into 8,652,737 shares of the Company’s common stock at a conversion price of $0.15 per share.

As of October 31, 2011, the Company had approximately $756,000(in principal to be repaid to investors) in outstanding junior subordinated convertible promissory notes with Original Issue Discount (“OID”) amounts ranging from 10% to 15% and with maturity dates ranging from October 19, 2011 to May 12, 2012. These junior unsubordinated notes were recorded on the balance sheet, at October 31, 2011, at $711,701 (remaining principal of $756,000 net of debt discount of approximately $45,000).

During the year ended October 31, 2012, the Company entered into an exchange agreement with an accredited investor in which the investor exchanged a convertible promissory note in the aggregate principal amount of $300,000 for (i) a convertible promissory note in the aggregate principal amount $352,941 and in substantially the same form as the existing note except with a maturity date of June 30, 2012 and (ii) a warrant to purchase up to 2,352,940 shares of common stock at an exercise price of $0.15 per share. The warrants expire in February 2015. The Company recorded noncash expense of approximately $247,000 to the loss on note retirement account resulting from this exchange for the year ended October 31, 2012. In October 2012, this note was assigned to Magna (see Magna Note disclosure in this footnote).

During the year ended October 31, 2012, the Company paid approximately $53,000 in principal on its Bridge Notes. In addition, the Company converted approximately $169,000 of principal on these Bridge Notes into 1,126,667 shares of the Company’s common stock at a conversion price of $0.15 per share. The Company recorded noncash expense of approximately $27,000 to the gain on note retirement account resulting from these conversions.

As of October 31, 2012, the Company had approximately $186,000 in principal outstanding on its junior subordinated convertible promissory notes with maturity dates ranging from October 19, 2011 to May 12, 2012.

JMJ Financial

On October 31, 2011, the Company held two notes from JMJ Financial in the aggregate principal amount of $660,000. These notes bear interest at a rate of 8% per annum. Due to the conversion feature into a variable number of shares, these notes are valued at fair value each reporting period. At October 31, 2011, the fair value of these notes was $570,802. These notes were classified as long-term convertible notes at October 31, 2011 as they had maturity dates in April 2014.

In November and December, 2011, the Company converted $500,000 of the aggregate principal amount of $660,000 into 3,600,000 shares of common stock. As a result, the Company recorded a noncash income of approximately $36,000 related to the conversion of these notes to equity.

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

During the year ended October 31, 2012, the Company converted the remaining notes outstanding totaling $660,000 into 4,725,927 shares of the Company’s common stock. The Company recorded noncash income of approximately $250,000 upon conversion.

On August 27, 2012, in a private placement pursuant to a note purchase agreement, we issued JMJ Financial a one year convertible promissory note in the aggregate principal amount of $100,000 for a purchase price of $100,000 ,. The August 2012 Note is initially convertible at a per share conversion price equal to $0.15. In addition, if the August 2012 Note is converted after November 30, 2012 and the market price of our common stock is less than $0.16 per share on the date of conversion, then the conversion price shall equal 95% of the arithmetic average of the three lowest closing trading prices for the common stock during the 15 trading day period ending on the latest complete trading day prior to the applicable conversion date. Pursuant to the terms of the August 2012 Note, we agreed to register with the SEC up to 3,250,000 shares of our common stock which may be issuable upon conversion of the August 2012 Note. These shares were registered on August 31, 2012.

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

As of October 31, 2012, the August 2012 Note remained outstanding.  Due to the conversion feature into a variable number of shares this note is valued at fair value at each reporting period.  As of October 31, 2012, the fair value of the note was $73,590. Because this note matures within one year, it has been classified as a current liability on the balance sheet at October 31, 2012.

Hanover Holdings Notes

On September 19, 2012, in a private placement pursuant to a note purchase agreement, we issued Hanover a convertible promissory note in the aggregate principal amount of $132,500, for a purchase price of $132,500, which we refer to as the Initial Hanover PIPE Note. On October 19, 2012, in a private placement pursuant to a note purchase agreement, we issued Hanover a convertible promissory note in the aggregate principal amount of $132,500, for a purchase price of $132,500, which we refer to as the Second Hanover PIPE Note, which, together with the Initial Hanover PIPE Note we refer to as the Hanover PIPE Notes. The Hanover PIPE Notes bear interest at a rate of 12%, which interest accrues, but does not become payable until maturity or acceleration of the principal of such Hanover PIPE Notes. The Hanover PIPE Notes are convertible into shares of our Common Stock at a conversion price equal to 65% of the arithmetic average of the five lowest closing trading prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the applicable conversion date. The Hanover PIPE Notes mature eight months from their respective issuance dates. To the extent Hanover does not elect to convert the Hanover PIPE Notes as described above, the principal amount and interest of such Hanover PIPE Notes shall be payable in cash at maturity. The Hanover PIPE Notes may be converted at any time by Hanover, at its option, in whole or in part. The Hanover PIPE Notes include a limitation on conversion, which provides that at no time will Hanover be entitled to convert any portion of the Hanover PIPE Notes, to the extent that after such conversion, Hanover (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of the Common Stock as of such date.

Unrealized losses on the mark-to-market of the notes which amounted to $97,791, for the period from the dates of issuance (September 19 and October 19, 2012) were recorded as non-cash expense.

Magna note

In October 2012, pursuant to the terms of various Assignment Agreements, which we refer to as the Assignment Agreements, Magna Group, LLC, an affiliate of Hanover, which we refer to as Magna, acquired $400,076 in aggregate principal amount of our outstanding convertible notes from certain third parties and entered into agreements to acquire an additional $340,523 in aggregate principal amount of our outstanding convertible notes from other third parties.  Pursuant to the terms of such Assignment Agreements, we delivered two convertible notes to Magna in an aggregate principal amount of $740,599, in anticipation of the closing of all of the transactions contemplated by such Assignment Agreements.  On October 25, 2012, the convertible note in the aggregate principal amount of $617,723 previously delivered to Magna was exchanged for a new convertible note in the aggregate principal amount of $400,076, convertible into shares of Common Stock, which we refer to as the Magna Exchange Note, to reflect such portion of the convertible notes actually issued as of October 25, 2012 pursuant to the Assignment Agreements, and the remaining convertible note in the aggregate principal amount of $122,876 previously delivered to Magna was returned to us and cancelled. The Magna Exchange Note bears interest at a rate of 6%, which interest accrues, but does not become payable until maturity or acceleration of the principal of the Magna Exchange Note. The Magna Exchange Note is convertible into shares of our Common Stock at a conversion price equal to 73% of the arithmetic average of the five lowest closing trading prices for the Common Stock during the 10 trading day period ending on the lowest complete trading day prior to the applicable conversion date. The Magna Exchange Note matures on October 17, 2013. To the extent Magna does not elect to convert the Magna Exchange Note as described above, the principal amount and interest of the Magna Exchange Note shall be payable in cash at maturity. Upon the closing of the remaining transactions contemplated by such applicable Assignment Agreements, we are obligated to issue additional convertible notes in the form of the Magna Exchange Note with respect to the outstanding $340,523 in aggregate principal amount of convertible notes held by the third party signatories to the other Assignment Agreements, which we anticipate to occur during the fourth quarter of 2012.

The Magna Exchange Note may be converted at any time by Magna, at its option, in whole or in part. The Magna Exchange Note includes a limitation on conversion, which provides that at no time will Magna be entitled to convert any portion of the Magna Exchange Note, to the extent that after such conversion, Magna (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of the Common Stock as of such date.

As of October 31, 2012, Magna had converted approximately $0.1 million in principal into 2,522,119 shares of our common stock at prices ranging from $0.035624-$0.0412, which resulted in non-cash expense of approximately $13,500 for the period ended October 31, 2012. Unrealized losses on the mark-to-market of the note which amounted to $33,011, for the period from the date of issuance (October 17, 2012) were recorded as non-cash expense for the period ended October 31, 2012.

 Asher

On September 11, 2012, in a private placement pursuant to a note purchase agreement, we issued Asher Enterprises, Inc, which we refer to as Asher, a convertible promissory note in the aggregate principal amount of $103,500, for a purchase price of $100,000, which we refer to as the Asher Note. The Asher Note bears interest at a rate of 8%, which interest accrues, but does not become payable until maturity or acceleration of the principal of the Asher Note. The Asher Note is convertible into shares of our Common Stock at a conversion price equal to 61% of the arithmetic average of the five lowest closing trading prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the applicable conversion date. The Asher Note matures on June 13, 2013, nine months from its issuance date. The Asher Note may be converted by Asher, at its option, in whole or in part. The Asher Note includes a limitation on conversion, which provides that at no time will Asher be entitled to convert any portion of the Asher Note, to the extent that after such conversion, Asher (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of the Common Stock as of such date.

Unrealized losses on the mark-to-market of the note which amounted to $47,187, for the period from the date of issuance (September 11, 2012) were recorded as non-cash expense for the period ended October 31, 2012.

 Chris French

On September 27, 2012, in a private placement pursuant to a note purchase agreement, we issued our employee Christine French a convertible promissory note in the aggregate principal amount of $25,000, for a purchase price of $25,000, which we refer to as the French Note. The French Note bears interest at a rate of 12%, compounded annually. The French Note is convertible into shares of our Common Stock at a conversion price equal to the arithmetic average of the five lowest closing trading prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the applicable conversion date. The French Note matures one month from its issuance date. Additionally, Ms. French will receive a warrant, which we refer to as the French Warrant, to purchase such number of shares of our Common Stock equal to 50% of such number of shares of our Common Stock issuable upon conversion of the French Note at an exercise price equal to the conversion price then in effect. These warrants have not yet been issued. The French Warrant may be exercised on a cashless basis under certain circumstances. The French Note and the French Warrant each include a limitation on conversion or exercise, as applicable, which provides that at no time will Ms. French be entitled to convert any portion of the French Note or French Warrant, to the extent that after such conversion or exercise, as applicable, Ms. French (together with her affiliates) would beneficially own more than 4.99% of the outstanding shares of the Common Stock as of such date.

The warrants to be issued upon future conversion of the note were recorded as a warrant liability, at October 31, 2012, at a fair value of $4,565 at the date of issuance. Unrealized losses on the mark-to-market of the note which amounted to $5,515, for the period from the date of issuance (September 27, 2012) were recorded as non-cash expense for the period ended October 31, 2012.

Yvonne Paterson

On September 25, 2012, in a private placement pursuant to a note purchase agreement, we issued our affiliate Dr. Yvonne Paterson a convertible promissory note in the aggregate principal amount of $100,000, for a purchase price of $100,000, which we refer to as the Paterson Note. The Paterson Note bears interest at a rate of 12%, compounded annually. The Paterson Note is convertible into shares of our Common Stock at a conversion price equal to the arithmetic average of the five lowest closing trading prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the applicable conversion date. The Paterson Note matures one month from its issuance date. Additionally, Dr. Paterson will receive a warrant, which we refer to as the Paterson Warrant, to purchase such number of shares of our Common Stock equal to 50% of such number of shares of our Common Stock issuable upon conversion of the Patterson Note at an exercise price equal to the conversion price then in effect. These warrants have not yet been issued. The Paterson Warrant may be exercised on a cashless basis under certain circumstances. The Paterson Note and the Paterson Warrant each include a limitation on conversion or exercise, as applicable, which provides that at no time will Dr. Paterson be entitled to convert any portion of the Paterson Note or Paterson Warrant, to the extent that after such conversion or exercise, as applicable, Dr. Paterson (together with her affiliates) would beneficially own more than 4.99% of the outstanding shares of the Common Stock as of such date.

The warrants to be issued upon future conversion of the note were recorded as a warrant liability, at October 31, 2012, at a fair value of $18,258 at the date of issuance. Unrealized losses on the mark-to-market of the note which amounted to $22,062, for the period from the date of issuance (September 27, 2012) were recorded as non-cash expense for the period ended October 31, 2012.

 James Patton

On August 2, 2012, in a private placement pursuant to a note purchase agreement, we issued Dr. James Patton, a member of our board of directors, a convertible promissory note, which we refer to as the Patton Note, in the principal amount of $66,667 for a purchase price of $50,000. The Patton Note was issued with an original issue discount of 25%. Dr. Patton paid $0.75 for each $1.00 of principal amount of the Patton Note purchased. The Patton Note is convertible into shares of our Common Stock at a per share conversion price equal to $0.15. Additionally, Dr. Patton received a warrant, which we refer to as the Patton Warrant, to purchase such number of shares of our Common Stock equal to 50% of such number of shares of our Common Stock issuable upon conversion of the Patton Note at an exercise price of $0.15 per share. The Patton Note and Patton Warrant also provide that on December 1, 2012, solely to the extent the conversion price of the Patton Note or the exercise price of the Patton Warrant, as applicable, is less than the Market Price (as defined in the Patton Note or the Patton Warrant, as applicable), such conversion price or exercise price, as applicable, shall be reduced to such Market Price. The Patton Note matures on August 2, 2013. We may redeem the Patton Note under certain circumstances. The Patton Warrant is exercisable at any time on or before August 2, 2017. The Patton Warrant may be exercised on a cashless basis under certain circumstances. The Patton Note and the Patton Warrant each include a limitation on conversion or exercise, as applicable, which provides that at no time will Dr. Patton be entitled to convert any portion of the Patton Note or Patton Warrant, to the extent that after such conversion or exercise, as applicable, Dr. Patton (together with his affiliates) would beneficially own more than 4.99% of the outstanding shares of the Common Stock as of such date.

The warrants issued were recorded as a warrant liability, at the date of issuance, at a fair value of $13,311 at the date of issuance. The company recorded non-cash income from a decline in the fair value of the warrant liability, at October 31, 2012, of $5,200, Unrealized losses on the mark-to-market of the note which amounted to $38,944, for the period from the date of issuance (August 2, 2012) were recorded as non-cash expense for the period ended October 31, 2012.

Accretion of the discount amounted to $3,277, for the period ended October 31, 2012.

8. NOTES PAYABLE-OFFICER:

Moore Notes

The Company has agreed to sell senior promissory notes to Mr. Moore, our chief executive officer, from time to time (“the Moore Notes”). These notes bear interest at the rate of 12% per annum. Currently, under the terms of the amended and restated Moore Notes: (i) the maturity date is the earlier of the date of consummation of an equity financing in an amount of $6.0 million or more or the occurrence of any event of default as defined in the Moore Notes. As of October 31, 2011, the Company owed Mr. Moore, our chief executive officer, approximately $408,000 in principal and interest under the Moore Notes.

 For the twelve months ended October 31, 2012, Mr. Moore loaned the Company $74,500 under the Moore Notes. The Company paid Mr. Moore $35,000 in principal on the Moore Notes.  For the year ended October 31, 2012 and 2011 and the period from inception, the Company recorded interest expense of $29,695 and $78,077 and $300,022 respectively. As of October 31, 2012 and October 31, 2011, respectively, the Company was not in default  under the terms of the Moore Agreement. The Company intends to repay Mr. Moore when funds are sufficiently available. As of October 31, 2012, the Company owed Mr. Moore approximately $477,000 in principal and interest under the Moore Notes.

9. NOTES PAYABLE-OTHER:

On July 21, 2012, the Company received $250,000 from an accredited investor in return for issuing a promissory note in the principal amount of $250,000, which bears interest at 33% per annum, compounded annually and matures on December 31, 2012 (“July 2012 Note”). This note currently still remains outstanding. The Company has recorded approximately $23,000 in interest related to this promissory note, through October 31, 2012. We are currently negotiating conversion of this note into shares of common stock.

10.  DERIVATIVES

The table below lists the Company’s derivative instruments as of October 31, 2012 and 2011:

Description	Principal	Original Issue Discount	Warrant Liability	Embedded Derivative Liability
Total Valuation at October 31, 2010	$777,154	$21,937	$13,006,194	$81,028
Issuance of November 2010 Bridge Notes	931,579	96,579	391,076	150,156
Exchange of November 2010 Bridge Notes	17,175	17,175	86,963	9,389
Issuance of January 2011 Bridge Notes	452,941	57,941	173,808	41,024
Note Payoffs	(187,582)
Issuance of Warrants			35,523
Accreted Interest		(73,363)
Exercise of Warrants			(1,382,847)
Change in FV			(3,789,889)	(51,972)
Total Valuation at January 31, 2011	1,991,267	120,269	8,520,828	229,625

Issuance of Q2 2011 Bridge Notes	473,392	43,392	121,238	71,336
Issuance of Long-term Convertible Promissory Notes	626,400			-
Note Payoffs	(159,675)			(5,904)
Issuance of Warrants			2,990,520
Accreted Interest		(74,422)
Exercise of Warrants			(639,960)
Change in FV			4,915,676	763,523
Total Valuation at April 30, 2011	$2,931,384	$89,239	$15,908,302	$1,058,580

Issuance of Q3 2011 Bridge Notes	11,765	1,765	4,968	5,051
Issuance of May 2011 Notes	7,077,936	1,553,254	-	2,719,345
Note Payoffs	(26,316)			(8,860)
Additional warrants issued to Bridge Note holder			36,376
Exchange of Bridge Notes	8,033	8,033		2,656
Conversion of Bridge Notes	(1,164,947)			(381,209)
Conversion of May 2011 Notes	(671,500)			(166,980)
Exchanges/Exercises of October 2007 Warrants			(1,186,959)
Accreted Interest		(340,050)
Change in FV			(6,826,019)	(2,141,984)
Total Valuation at July 31, 2011	$8,166,355	1,312,241	7,936,668	1,086,599
Issuance of October 2011 Notes	2,326,471	459,396	-	396,818
Note Payoffs	(155,806)
Issuance of Long-term Convertible Promissory Notes	86,400
Conversion of Bridge Notes	(221,788)			(10,530)
Conversion of May 2011 Notes	(1,225,561)			(110,494)
Reclassification of Warrant liability to Equity			(186,908)
Exchange of Warrants			816,259
Accreted Interest		(471,290)
Change in FV			(2,174,948)	(416,347)
Total Valuation at October 31, 2011	$8,976,071	1,300,347	6,391,071	946,046
Issuance of December 2011 Notes	1,232,353	258,178	-	306,568
Conversion of Bridge Notes	(169,000)			-
Conversion of May 2011 Notes	(1,924,060)			(341,342)
Conversion of October 2011 Notes	(1,227,500)			(329,433)
Partial Note Repayments	(52,941)
Conversion of Long-term Convertible Promissory Notes	(540,000)
Exchange of Warrants			59,572
Accreted Interest		(532,559)
Change in FV			(923,052)	159,657
Total Valuation at January 31, 2012	$6,294,923	$1,025,966	$5,527,591	$741,496
Exchange of Bridge Notes	52,941		-
Conversion of May 2011 Notes	(38,000)			(5,016)
Conversion of December 2011 Notes	(827,500)			(160,677)
Exchange of Warrants			(134,796)
Accreted Interest		(569,419)
Change in FV			(2,302,707)	(438,054)
Total Valuation at April 30, 2012	$5,482,364	$456,547	$3,090,088	$137,749
Issuance of May 2012 Notes	953,333		291,400
Debt for Equity Exchange: May and October 2011, December 2011 Notes	(4,473,673)	(200,632)		(115,046)
Debt for Equity Exchange: Bridge Notes	(50,000)		(4,750)
July 2012Exchange of Warrants			(407,501)
JMJ Settlement Agreement	540,000
JMJ Note Conversions	(712,800)
Accreted Interest		(229,392)
Change in FV			(1,703,252)	(20,567)
Total Valuation at July 31, 2012	$1,739,224	26,523	1,265,985	2,136
Issuance of Patton Note	66,667		13,311
Issuance of French Note	25,000		4,565
Issuance of Paterson Note	100,000		18,258
Issuance of Hanover September Note	132,500
Issuance of Asher Note	103,500
Issuance of Hanover October Note	132,500
Issuance of JMJ Note	100,000
Assignment of Notes to Magna	(384,264)
New Magna Note (result of above assignment)	400,075
Magna Conversions	(100,000)
Accreted Interest		(21,984)
Additional warrants issued due to investors due to anti-dilution provision			150
Change in FV			(868,133)	(2,136)
Total Valuation at October 31, 2012	$2,315,202	4,541	434,136	-

Warrants

As of October 31, 2012, there were outstanding warrants to purchase 100,322,588 shares of our common stock with exercise prices ranging from $0.053 to $0.17 per share. Information on the outstanding warrants is as follows:

Type	Exercise Price	Amount	Expiration Date	Type of Financing
Exchange warrants-nonexercisable	$0.15	34,791,156	October 2014	July 2012 Warrant Exchanges
Common Stock Purchase Warrant	$0.15	3,578,949	May 2015	May 2011 Convertible Debt Financing
Common Stock Purchase Warrant	$0.15	1,453,553	October 2014-October 2015	October 2011 Convertible Debt Financing

Common Stock Purchase Warrant	$0.15	2,213,234	January 2015-January 2016	December 2011 Convertible Debt Financing
Common Stock Purchase Warrant	$0.15	2,777,777	May 2017	May 2012 Convertible Debt Financing
Common Stock Purchase Warrant	$0.1495-0.17	24,754,595	January 2013-April 2015	Bridge Notes
Common Stock Purchase Warrant	$0.15	46,956	N/A	Vendor & Other
Common Stock Purchase Warrant	$0.15	3,735,430	May 2014 – May 2017	Placement Agent – Convertible Debt Financing
Common Stock Purchase Warrant	0.0530-0.15	1,410,938	October 2015-August 2017	August – September 2012 Convertible Promissory Notes

	Subtotal:	74,762,588
Common Stock Purchase Warrant	TBD (1)	25,560,000	April 2014	Preferred Stock Agreement (4/04/2011)
	Grand Total	100,322,588

(1)	During December 2011, the Company unreserved for issuance shares related to the preferred stock warrants. If exercisable, exercise price means an amount per warrant share equal to the closing sale price of a share of common stock on the applicable tranche notice date.

As of October 31, 2011, there were outstanding warrants to purchase 137,841,857 shares of our common stock with exercise prices ranging from $0.15 to $0.1952 per share. Information on the outstanding warrants is as follows:

Type	Exercise Price	Amount	Expiration Date	Type of Financing
Common Stock Purchase Warrant	$0.15	47,090,487	August – October 2012	2007 Securities Purchase Agreement
Common Stock Purchase Warrant	$0.15	287,001	August 2012	August 2007 Notes
Common Stock Purchase Warrant	$0.15	23,593,122	May 2014	May 2011 Convertible Debt Financing
Common Stock Purchase Warrant	$0.15	7,754,902	October 2014	October 2011 Convertible Debt Financing
Common Stock Purchase Warrant	$0.15 - $0.17	22,630,101	January 2013 – April 2015	Bridge Notes
Common Stock Purchase Warrant	$0.15	7,674,512	August 2014	Executive Officer
Common Stock Purchase Warrant	$0.15-$0.1952	446,956	February 2012	Vendor & Other
Common Stock Purchase Warrant	$0.15	2,804,776	May 2014 - November 2015	Placement Agent – Convertible Debt Financing
	Subtotal	112,281,857

Common Stock Purchase Warrant	TBD (1)	25,560,000	April 2014	Optimus Preferred Stock Agreement (4/04/2011)
	Grand Total	137,841,857

(1)	During December 2011, the Company unreserved for issuance shares related to the preferred stock warrants. If exercisable, exercise price means an amount per warrant share equal to the closing sale price of a share of common stock on the applicable tranche notice date.

At October 31, 2012, the Company had approximately 15.1 million of its total 100.3 million outstanding warrants classified as equity (equity warrants). At October 31, 2011, the Company had approximately 36.8 million of its total 137.8 million outstanding warrants classified as equity (equity warrants). At issuance, equity warrants are recorded at their relative fair values, using the Relative Fair Value Method, in the stockholders equity section of the balance sheet. Our equity warrants can only be settled through the issuance of shares and are not subject to anti-dilution provisions.

At October 31, 2012, the Company had approximately 85.2 million of its total 100.3 million outstanding warrants classified as liability warrants (common stock warrant liability). The fair value of the warrant liability, as of October 31, 2012 was approximately $.4 million At October 31, 2011 the Company had approximately 101 million of its total 137.8 million outstanding warrants classified as liability warrants (common stock warrant liability). The fair value of the warrant liability, as of October 31, 2011, was approximately $6.39 million. In fair valuing the warrant liability, at October 31, 2012 and October 31, 2011, the Company used the following inputs in its BSM Model:

	10/31/2012	10/31/2011

Exercise Price:	0.053-0.17	0.15-0.17

Stock Price	0.045	0.141

Expected term:	81-1736 days	289-1219 days

Volatility %	66.51%-146.78%	60.23%-163.40%

Risk Free Rate:	.09%-.72%	.09-.56%

Warrant Liability/Embedded Derivative Liability

Warrant Liability

As of October 31, 2012, the Company had approximately 85.2 million of its total approximately 100.3 million total warrants classified as liabilities (liability warrants). Of these 85.2 million liability warrants, approximately 50.4 million warrants are outstanding and 34.8 million warrants are exchange warrants – nonexercisable. The Company utilizes the BSM Model to calculate the fair value of these warrants at issuance and at each subsequent reporting date. For those warrants with exercise price reset features (anti-dilution provisions), the Company computes multiple valuations, each quarter, using an adjusted BSM model, to account for the various possibilities that could occur due to changes in the inputs to the BSM model as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). The Company effectively weights each calculation based on the likelihood of occurrence to determine the value of the warrants at the reporting date. Approximately 13.1 million of our 85.2 million liability warrants are subject to anti-dilution provisions. A certain number of liability warrants contain a cash settlement provision in the event of a fundamental transaction (as defined in the common stock purchase warrant). Any changes in the fair value of the warrant liability (i.e. - the total fair value of all outstanding liability warrants at the balance sheet date) between reporting periods will be reported on the statement of operations.

As of October 31, 2011, the Company had approximately 101 million of its total approximately 137.8 million total warrants classified as liabilities (liability warrants). The Company utilizes the BSM Model to calculate the fair value of these warrants at issuance and at each subsequent reporting date. For those warrants with exercise price reset features (anti-dilution provisions), the Company computes multiple valuations, each quarter, using an adjusted BSM model, to account for the various possibilities that could occur due to changes in the inputs to the BSM model as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). The Company effectively weights each calculation based on the likelihood of occurrence to determine the value of the warrants at the reporting date. Approximately 49.4 million of our 101 million liability warrants are subject to anti-dilution provisions. A certain number of liability warrants contain a cash settlement provision in the event of a fundamental transaction (as defined in the common stock purchase warrant). Any changes in the fair value of the warrant liability (i.e. - the total fair value of all outstanding liability warrants at the balance sheet date) between reporting periods will be reported on the statement of operations.

At October 31, 2012 and 2011, the fair value of the warrant liability was approximately $434,000 and $6,391,000, respectively. For the twelve months ended October 31, 2012 and October 31, 2011, the Company reported income of approximately $6.4 million and $7.8 million, respectively, due to changes in the fair value of the warrant liability.

Exercise of Warrants

During the twelve months ended October 31, 2012, investors in the Company exercised 2,745,097 warrants at a price of $0.15 per share, resulting in total proceeds to the Company of approximately $412,000.  During the twelve months ended October 31, 2011, the Company exercised 7,233,341 warrants at a price of $0.15 per share, resulting in total proceeds to the Company of $1,085,001.

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

During the twelve months ended October 31, 2012, the Company exchanged October 2007 warrants to purchase 4,791,337 shares of Common Stock for new warrants to purchase 6,388,449 shares of Common Stock. The new warrants issued pursuant to the exchanges are identical to the October 2007 warrants, except that such warrants do not contain any economic anti-dilution adjustment. The Company recorded noncash expense of approximately $25,000 to the changes in fair value account resulting from this exchange. Subsequently, the Company exchanged these new warrants, in the amount of 6,388,449 for shares of our common stock in the amount of 1,597,112. The Company recorded noncash income of approximately $54,000 due to the changes in fair value at the date of exchange and a noncash expense of approximately $89,000 resulting from this exchange of warrants for shares of our common stock during the twelve months ended October 31, 2012.

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

The Company has included the above exchanged warrants, aggregating to 34,791,156, in its total warrants of 100,322,588 as of October 31, 2012. These new warrants are expected to be issued by early 2013.

Expiration of Warrants

During the twelve months ended October 31, 2012, the Company had 15,869,507 warrants (“October 2007 warrants”), with anti-dilution provisions, and 400,000 warrants, with no such anti-dilution provisions, expire unexercised.

Warrants with anti-dilution provisions

Some of our warrants (approximately 13.1 million) contain anti-dilution provisions originally set at $0.20 with a term of five years. As of October 31, 2012 and 2011 these warrants had an exercise price of approximately $.15. If the Company issues any Common Stock , except for exempt issuances as defined in the Warrant for consideration less than the exercise price then the exercise price and the amount of warrant shares available would be adjusted to a new price and amount of shares per the “ weighted average” formula included in the Warrant. During October 2012, the Company issued shares to an investor from the partial conversion of a convertible promissory note at a conversion price of $0.0356. The anti-dilution provision requires the Company to issue approximately 42,400 additional warrant shares; and the exercise price to be lowered a de minimis amount ($0.1495). Any future financial offering or instrument issuance below the current exercise price will cause further anti-dilution and re-pricing provisions in approximately 13.1 million of our total outstanding warrants.

For those warrants with exercise price reset features (anti-dilution provisions), the Company computes multiple valuations, each quarter, using an adjusted BSM model, to account for the various possibilities that could occur due to changes in the inputs to the BSM model as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). The Company utilized different exercise prices of $0.1495 and $0.10, weighting the possibility of warrants being exercised at $0.1495 between 40% and 50% and warrants being exercised at $0.10 between 60% and 50%.

As of October 31, 2012, there were outstanding warrants to purchase 65,531,432 shares of our common stock and exchange warrants - nonexercisable to purchase 34,791,156 shares of our common stock with exercise prices ranging from $0.053 to $0.17 per share.

Embedded Derivative Liability

The Company has convertible features (Embedded Derivatives) in its outstanding convertible promissory notes.  The Embedded Derivatives are recorded as liabilities at issuance.  These Embedded Derivatives are valued using the Black-Scholes Model (BSM Model) and are subject to revaluation at each reporting date. Any change in fair value between reporting periods will be reported on the statement of operations.

At October 31, 2012, the fair value of the Embedded Derivative Liability was $0 as the related notes were paid off, converted or reached maturity. For the twelve months ended October 31, 2012 and October 31, 2011, the Company reported income of approximately $400,000 and approximately $1.9 million, respectively, due to changes in the fair value of the Embedded Derivative Liability partially resulting from debt to equity exchanges during the period.

The fair value of the Warrants and Embedded Derivatives are estimated using an adjusted BSM model. The Company computes multiple valuations, each quarter, using the BSM model for each derivative instrument to account for the various possibilities that could occur due to changes in the inputs to the BSM model as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). The Company effectively weights each calculation based on the likelihood of occurrence to determine the value of the derivative at the reporting date. As of October 31, 2012, the fair value of the Warrants and Embedded Derivatives was determined to be approximately $1.9 million and $0, respectively.  As of October 31, 2011, the fair value of the Warrants and Embedded Derivatives was determined to be approximately $6.4 million and $946,000, respectively. We increased income approximately $6.0 million for net changes in the fair value of the common stock warrant liability and embedded derivative liability for the year ended October 31, 2012. We increased income approximately $9.8 million for net changes in the fair value of the common stock warrant liability and embedded derivative liability for year ended October 31, 2011.

11. STOCK OPTIONS:

The Company has one active stock and cash-based incentive plan, the 2011 Omnibus Incentive Plan (the “Plan”), pursuant to which the Company has granted stock options to executive officers, directors, employees and consultants. The Incentive Plan was adopted on August 22, 2011 and approved by the stockholders on September 27, 2011. An aggregate of 20,000,000 shares of our common stock (subject to adjustment by the compensation committee) are reserved and available for delivery under the 2011 Plan. On August 13, 2012, at our annual meeting, shareholders ratified and approved an amendment to our 2011 Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan to 45,000,000. At October 31, 2012, the Company had granted 17,540,000 options to employees and consultants, at an exercise price, of approximately $0.15.

The 2011 Plan supersedes all of the Company’s previous stock option plans, which include the 2004 Stock Option Plan, the 2005 Stock Option Plan and the 2009 Stock Option plan under which the Company had options to purchase 2,381,525, 5,444,000 and 19,441,899 shares of common stock. The terms and conditions of the options outstanding under these plans remain unchanged. As of October 31, 2012, the Company had outstanding options of 44,807,424.

Total compensation cost for our stock plans recognized in the statement of operations for the year ended October 31, 2012 was approximately $1.09 million, of which approximately $480,000 was included in research and development expenses and approximately $610,000 was included in general and administrative expenses. For the year ended October 31, 2011, total compensation cost for our stock plans recognized in the statement of operations was approximately $651,000 of which approximately $272,000 was included in research and development expenses and approximately $379,000 was included in general and administrative expenses, respectively.

The fair value of options granted for the years ended October 31, 2012 and 2011 amounted to $2,539,792 and $103,125, respectively.

As of October 31, 2012, there was approximately $2,047,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining average vesting period of 2.0 years.

A summary of the grants, cancellations and expirations (none were exercised) of the Company’s outstanding options for the periods starting with October 31, 2010 through October 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value

Outstanding as of October 31, 2010	26,467,424	0.16	7.4	415,967
Granted	850,000	0.12	9.2	15,200
Cancelled or Expired	-	-	-	-
Outstanding as of October 31, 2011	27,317,424	0.16	8.1	367,417
Granted	17,540,000	0.15	9.0	-
Cancelled or Expired	(50,000)	0.10	6.75	-
Outstanding as of October 31, 2012	44,807,424	0.16		-
Vested & Exercisable at October 31, 2012	29,278,169	$0.16	5.75	$-

The fair value of each option granted from the Company’s stock option plans during the years ended October 31, 2012 and 2011 was estimated on the date of grant using the Black-Scholes option-pricing model. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s Common Stock price, (ii) the periods of time over which employees and Board Directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on the Company’s Common Stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives.  The Company used their own historical volatility in determining the volatility to be used. Expected lives are based on contractual terms given the early stage of the business and lack of intrinsic value. The expected dividend yield is zero as the Company has never paid dividends to common shareholders and does not currently anticipate paying any in the foreseeable future.

	Year Ended	Year Ended
	October 31, 2012	October 31, 2011
Expected volatility	143.00%	150.44%
Expected Life	10.0 years	10.0 years
Dividend yield	0	0
Risk-free interest rate	2.10%	3.50%
Forfeiture Rate	4.4%	4.4%

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

During the twelve months ended October 31, 2012 approximately $18,300 was withheld from employees, on an after-tax basis, in order to purchase an aggregate of 207,077 shares of our common stock. There was no such activity during the twelve months ended October 31, 2011 as the ESPP was not available.

12. COMMITMENTS AND CONTINGENCIES :

University of Pennsylvania

On May 10, 2010, we entered into a second amendment to the Penn license agreement pursuant to which we acquired exclusive licenses for an additional 27 patent applications related to our proprietary Listeria vaccine technology.   As part of this amendment we exercised our option for the rights to seven additional patent dockets, including 23 additional patent applications, at an option exercise fee payable in the form of $35,000 in cash and $70,000 in our common stock (approximately 388,889 shares of our common stock based on a price of $0.18 per share) and agreed to pay historical patent costs incurred by the University of Pennsylvania at a cost of approximately $462,000. As of October 31, 2012, the Company owed the University of Pennsylvania approximately $517,000 under all licensing agreements.

Numoda

On June 19, 2009 we entered into a Master Agreement and on July 8, 2009 we entered into a Project Agreement with Numoda, a leading clinical trial and logistics management company, to oversee Phase II clinical activity with ADXS11-001 for the treatment of invasive cervical cancer and CIN.  Numoda will be responsible globally for integrating oversight and logistical functions with the clinical research organizations, contract laboratories, academic laboratories and statistical groups involved.  The scope of this agreement covers over three years and is estimated to cost approximately $12.2 million  for both trials. Per the agreement, the Company is permitted to pay a portion of outstanding charges to Numoda in the form of the Company’s common stock and during May 2010, the Company issued 3,500,000 shares of its common stock to an affiliate of Numoda in satisfaction of $350,000 in services rendered by Numoda to the Company under the Master Agreement. The Company has recorded deferred expenses on the balance sheet for this amount and amortizes this amount to expense over the life of the agreement. As the Company is billed by Numoda on a monthly basis, these costs are capitalized to deferred expenses. As the clinical trials progress in terms of patient enrollment and time, the Company reduces the deferred expense balance and recognizes clinical trials expense on the statement of operations. From inception through October 31, 2012, the Company has paid Numoda approximately $7.4 million.

Numoda -Stock Purchase Agreement

On June 13, 2012, we entered into a stock purchase agreement with Numoda Corporation pursuant to which we issued to Numoda 15 million shares of our common stock, which we refer to as the AR Cancellation Shares, at a purchase price per share of $0.15, in exchange for the immediate cancellation of $2,250,000 of accounts receivables owed by us to Numoda pursuant to the Master Agreement, dated June 19, 2009, between Numoda and us. In connection with such issuance, we registered the AR Cancellation Shares with the Securities and Exchange Commission. The Company recorded noncash income of approximately $869,000 as a result of this stock purchase agreement.

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

Pursuant to the terms of the Order and the Stipulation, we issued and delivered to Socius an aggregate of 24,058,407 shares of our common stock for the entire Claim, which are subject to adjustment as described in the Stipulation. The Company recorded noncash income of approximately $618,000 related to the issuance of stock to Socius in settlement of the Claim.

As of October 31, 2012, the Company owed Numoda approximately $858,000, which is recorded in Accounts Payable at the balance sheet date.

Office & Laboratory Lease

In April 2011, the Company entered into a Sublease Agreement and relocated the current offices and laboratory to an approximately 10.000 square foot leased facility in Princeton, NJ.  Costs approximate $21,000 per month plus utilities. Utility costs are estimated to be approximately $7,200 per month and are capped at approximately $10,700 per month.  The Company made an initial payment of approximately $54,000 prior to entering the new facility.  Approximately $38,000 of the initial $54,000 payment was for the security deposit and was recorded on the balance sheet as a long-term asset, The remaining $16,000 went towards our first month of rent. The agreement has a termination date of November 29, 2015. The Company expects its annual lease costs to approximate $337,000 per year (approximately $1.02 million in the aggregate) until the termination of this agreement in November 2015.

Other

Pursuant to a Clinical Research Service Agreement, executed in April 2005, the Company is obligated to pay Pharm–Olam International for service fees related to our Phase I clinical trial. As of October 31, 2012, the Company has an outstanding balance of $223,620  on this agreement.

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

Under the terms of the agreement, Mr. Moore was entitled to receive a base salary (currently $350,000 per year). This amount is subject to annual review for increases by our board of directors in its sole discretion.  The agreement also provides that Mr. Moore is entitled to receive family health insurance at no cost to him.  Mr. Moore’s employment agreement does not provide for the payment of a bonus.

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

Rothman Employment Agreement and Option Agreements.   We previously entered into an employment agreement with Dr. Rothman, Ph.D., dated as of March 7, 2005, that provided that he would serve as our Vice President of Clinical Development for an initial term of one year.  While the employment agreement has expired and has not been formally renewed in accordance with the agreement, Dr. Rothman remains employed by us and is currently our Executive V.P. of Clinical and Scientific Operations. Dr. Rothman’s current salary is $305,000, consisting of $275,000 in cash and $30,000, payable in our common stock.

Dr. Rothman has agreed to refrain from engaging in certain activities that are competitive with us and our business during his employment and for a period of 18 months thereafter under certain circumstances.  In addition, Dr. Rothman is subject to a non-solicitation provision for 18 months after termination of his employment.

13.    INCOME TAXES:

The income tax provision (benefit) consists of the following:

	October 31, 2012	October 31, 2011
Federal
Current	$-	$-
Deferred	(9,974,596)	(1,292,094)
State and Local
Current	(346,787)	(379,472)
Deferred	(1,826,038)	(81,597)
Change in valuation allowance	11,800,634	1,373,691
Income tax provision (benefit)	$(346,787)	$(379,472)

The Company has U.S. federal net operating loss carryovers (NOLs) of approximately $55,127,000 and $32,485,000 at October 31, 2012 and 2011, respectively, available to offset taxable income through 2032. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. The Company also has New Jersey State Net Operating Loss carry overs of $26,880,000 and $12,593,000, as of October 31, 2012 and October 31, 2011, respectively, available to offset future taxable income through 2032.

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	Years Ended
Deferred Tax Assets	October 31, 2012	October 31, 2011

Net operating loss carryovers	$21,162,237	$12,994,244
Stock-based compensation	1,907,607	1,474,016
Other deferred tax assets	957,982	48,470
Total deferred tax assets	$24,027,826	$14,516,730
Valuation allowance	(22,414,639)	(10,614,005)
Deferred tax asset, net of valuation allowance	$1,613,187	$3,902,725

Deferred Tax Liabilities

Valuation of warrants	-	(3,241,085)
Other deferred tax liabilities	(1,613,187)	(661,640)
Total deferred tax liabilities	$(1,613,187)	$(3,902,725)
Net deferred tax asset (liability)	$-	$-

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense benefit as follows:

	Year ended October 31, 2012	Year ended October 31, 2011

US Federal statutory rate	(34.00)%	(34.00)%
State income tax, net of federal benefit	(5.9)
Fair value of common stock warrant liability	(15.0)
Deferred tax adjustment	(39.3)
Change in valuation allowance	97.8	16.9
Other permanent differences	(6.5)	12.6%
Income tax provision (benefit)	(2.9)%	(4.5)%

Sale of Net Operating Losses (NOLs)

The Company may be eligible, from time to time, to receive cash from the sale of our Net Operating Losses under the State of New Jersey NOL Transfer Program.  In February 2011, the Company received a net cash amount of $379,742 from the sale of our state net operating losses (“NOLs”) through the year ending October 31, 2009.  In January 2012, the Company received a net cash amount of $346,787 from the sale of our state NOLs for the periods through October 31, 2010. In December 2012, the Company received notification that it will receive a net cash amount of approximately $725,000 from the sale of our state NOLs and R&D tax credits for the periods ended October 31, 2010 and 2011. These proceeds were received in January 2013.

 In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the deferred tax assets for each period because it is more likely than not that all of the deferred tax assets will not be realized.  The change in valuation allowance for the years ended October 31, 2012 and 2011 is $11,800,634 and $1,373,691, respectively.

14. SHAREHOLDERS’ EQUITY :

 Equity Enhancement Program

On October 26, 2012, we entered into a Common Stock Purchase Agreement, with Hanover Holdings I, LLC, a New York limited liability company, , requires Hanover to purchase up to $10.0 million of shares of our common stock over the 24-month term following the effectiveness of the resale registration statement. The purchase price for such shares of common stock will be the higher of (i) the minimum price, ( Floor Price), set forth in our notice electing to effect such issuance, and (ii) 90% of the arithmetic average of the five lowest closing sale prices of the common stock during the applicable ten trading day pricing period (or, if less, the arithmetic average of all trading days with closing sale prices in excess of the Floor Price), subject to adjustment.. Each trading day with a closing sale price less than the Floor Price is excluded from the calculation of the purchase price and automatically reduces the number of trading days in the applicable pricing period.

In consideration for Hanover’s execution and delivery of the Hanover Purchase Agreement, in connection with the execution and delivery of the Hanover Purchase Agreement, we have issued Hanover 3,500,000  Commitment Fee Shares. We have also agreed to issue Hanover additional Maintenance Fee Shares of our common stock in the event that no shares of common stock have been purchased or sold pursuant to the Agreement during any calendar quarter during the 24 month term. The number of Maintenance Fee Shares to be delivered to Hanover, from time to time, with respect to any calendar quarter, will be equal to approximately $15,000 worth of shares of common stock at a 10% discount to market.

The Hanover Purchase Agreement provides for indemnification of Hanover and its affiliates in the event that Hanover certain events related to a breach by us of any of our representations and warranties under the Hanover Purchase Agreement.

In connection with the Hanover Purchase Agreement, on October 26, 2012, we entered into a registration rights agreement with Hanover, and granted to Hanover certain registration rights related to the Commitment Fee Shares, the Maintenance Fee Shares, and the shares issuable under the Hanover Purchase Agreement. Under the Hanover Registration Rights Agreement, we agreed to prepare and file with the SEC one or more registration statements for the purpose of registering the resale of the common stock issued to Hanover. the Securities. We agreed to file the initial registration statement with the SEC within 12 calendar days of the Hanover Purchase Agreement and to use our commercially reasonable efforts to cause such registration statement to be declared effective within 90 calendar days of the Hanover Purchase Agreement (120 calendar days if the registration statement is reviewed by the SEC).

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

Pursuant to the Series B Purchase Agreement, on July 19, 2010, the Company issued to an affiliate of Optimus a three-year warrant to purchase up to 40,500,000 shares of the Company’s common stock (the “Warrant Shares”), at an initial exercise price of $0.25 per share, subject to adjustment as described below.  The warrant consists of and is exercisable in tranches, with a separate tranche being created upon each delivery of a tranche notice under the Series B Purchase Agreement. On each tranche notice date, that portion of the warrant equal to 135% of the tranche amount will vest and become exercisable, and such vested portion may be exercised at any time during the exercise period on or after such tranche notice date. On and after the first tranche notice date and each subsequent tranche notice date, the exercise price of the warrant will be adjusted to the closing sale price of a share of the Company’s common stock on the applicable tranche notice date. The exercise price of the warrant may be paid (at the option of the affiliate of Optimus) in cash or by its issuance of a four-year, full-recourse promissory note, bearing interest at 2% per annum, and secured by a specified portfolio of assets. However, such promissory note is not due or payable at any time that (a) the Company is in default of any preferred stock purchase agreement for Series B Preferred Stock or any warrant issued pursuant thereto, any loan agreement or other material agreement or (b) there are any shares of the Series B Preferred Stock issued or outstanding. At various times through October 31, 2011, Optimus exercised 77,019,962 warrants, at prices ranging from $0.15 to $0.20, into shares of common stock and paid for such exercises with promissory notes totaling $13,049,210. In addition, the Company redeemed two hundred twenty-six (226) shares of Series B Preferred Stock held by the Investor for an aggregate redemption price of $3,141,004 consisting of (i) cash in an amount of $76,622 and (ii) cancellation of certain promissory notes issued by an affiliate of the Investor to the Company in the aggregate amount of $3,051,000 and accrued interest of approximately $13,382.  This resulted in a net promissory note receivable of $9,998,210 as of October 31, 2011. The Company also recorded $485,812 and $285,300 in accrued interest on the promissory notes through October 31, 2012 and 2011, respectively. The value of the Promissory Note and Interest Receivable was $10,484,022 and $10,283,510 at October 31, 2012 and 2011, respectively. The promissory bears interest at 2 % per annum which is credited directly to capital.

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

Holders of Series B preferred stock will be entitled to receive dividends, which will accrue in shares of Series B preferred stock on an annual basis at a rate equal to 10% per annum from the issuance date. Accrued dividends will be payable upon redemption of the Series B preferred stock or upon the liquidation, dissolution or winding up of our company. In the event the company redeems all or a portion of any shares of the Series B Preferred Stock then held by Optimus, Optimus shall apply, and the Company may offset, the proceeds of any such redemption to pay down the accrued interest and outstanding principal of the Promissory Note from Optimus. At October 31, 2012 the Series B preferred stock had a liquidation preference of $9,722,570 comprised of $10,000 per share plus the total of the cumulative accrued dividends in the amount of $2,322,570. During the years ended October 31, 2012 and 2011 and the period from March 1, 2002 (date of inception) to October 31, 2012, the Company accrued dividends of $740,000, $1,538,686 and $2,322,570 respectively.

On April 4, 2011, the Company and the Holder also entered into an Amended and Restated Security Agreement to ensure that any Promissory Note issued upon exercise of the Additional Warrant will be entitled to the benefits of the security and collateral provisions of the Security Agreement dated as of July 19, 2010.

During the year ended October 31, 2011 the Company issued and sold 177 shares of non-convertible, redeemable Series B Preferred Stock to Optimus pursuant to the terms of a Preferred Stock Purchase.  Prior to closing on the Preferred Stock purchase, the Company received $300,000 from Optimus in exchange for promissory notes (subsequently repaid at closing).  The Company received gross proceeds of $1.47 million (net proceeds of $1.34 million) from this transaction.

In connection with these transactions, Optimus exercised 15,752,903 warrants at exercise prices ranging from $.15 to $.155. In addition, on April 4, 2011, under an amendment to the Preferred Stock Purchase Agreement dated July 19, 2010, the Company issued Optimus a three-year warrant to purchase 25,560,000 shares of the Company’s common stock at an initial exercise price of $0.15.  As of both October 31, 2011 and 2012 these 25,560,000 warrants remained outstanding. During December 2011, the Company unreserved for issuance shares related to the 25,560,000 preferred stock warrants.

As of both October 31, 2011 and 2012, the Company continued to have 284 shares of its Series B Preferred Stock available for sale to Optimus at a gross purchase price of $10,000.

15.    FAIR VALUE

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

•   Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

The following table provides the liabilities carried at fair value measured on a recurring basis as of October 31, 2012:

October 31, 2012	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $0.053 - $0.17 from October 2012 through August 2017	$-	$	$434,136	$434,136
Embedded Derivative Liability				-

October 31, 2012
Short term Convertible Notes Payable
May 2012 Notes	$-	$	$588,313	$588,313
Hanover PIPE Notes – September & October 2012			$362,791	362,791
Magna Exchange Note			$333,086	333,086
Asher Note			$150,687	150,687
French, Patton & Paterson Notes			$208,664	$208,664
Other Short-term Notes Payable – not measured at fair value (net of debt discount of $4,541 related to unamortized OID)				371,968
Short-term convertible Notes and FV of Embedded Derivative				$2,015,509

October 31, 2011	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $0.15 - $0.1952 from February 2011 through November 2015	$-	$	$6,391,071	$6,391,071
Embedded derivative liability, convertible at $0.15 from August 2011 through May 2012			$946,046	$946,046

The following table summarizes the changes in fair value of the Company's Level 3 financial instruments for the twelve months ended October 31, 2012 and October 31, 2011.

Common stock warrant liability:

	October 31, 2012	October 31, 2011
Beginning balance at October 31, 2011 and 2010	$6,391,071	$13,006,194
Issuance of common stock warrants	-	600,407
Exercises and Exchanges of warrants	59,572	(1,295,884)
Change in fair value	(923,052)	(3,789,889)
Balance at January 31, 2012 and 2011	$5,527,591	$8,520,828

Issuance of common stock warrants	-	3,111,758
Exercises of warrants	-	(639,960)
Exchanges of warrants	(134,796)	-
Change in fair value	(2,302,707)	4,915,676
Balance at April 30, 2012 and 2011	$3,090,088	$15,908,302
Issuance of common stock warrants	291,400	41,344
Reclassification of liabilities to equity	-
Debt for Equity Exchange: Bridge Notes	(4,750)	-
July Warrant Exchanges	(407,501)	-
Exercises and/or Exchanges of warrants	-	(1,186,959)
Change in fair value	(1,703,252)	(6,826,019)
Balance at July 31, 2012 and 2011	1,265,985	7,936,668
Issuance of common stock warrants	36,134	-
Reclassification of warrant liability to equity	-	(186,908)
Exchange of warrants	-	816,259
Issuance of additional warrants due to anti-dilution provisions	150	-
Change in fair value	(868,133)	(2,174,948)
Balance at October 31, 2012 and 2011	434,136	6,391,071

Embedded Derivative Liability

	October 31, 2012	October 31, 2011
Beginning balance at October 31, 2011 and 2010	$946,046	$81,028
Issuance of embedded derivatives associated with convertible notes	306,568	3,505,605
Note Conversions and Payoffs	(836,468)	(683,977)
Debt for Equity Exchange	(115,046)	(190,449
Change in fair value	(301,100)	(1,766,161
Ending balance	$-	$946,046

May 2012 Notes	October 31, 2012

Issuance of notes	687,000

Issuance of C/S warrants	(291,400)

Changes in fair value	192,713

$588,313

Hanover PIPE Notes	October 31, 2012

Issuance of notes	265,000

Changes in fair value	97,791

$362,791

Magna Exchange Note	October 31, 2012

Issuance of notes	400,075

Conversions to common stock	(100,000)
Changes in fair value	33,011

$333,086

Asher Note
Issuance of notes	103,500

Changes in fair value	47,187

$150,687

French, Patton & Paterson Notes

Issuance of notes	175,000
Issuance of warrants	(36,134)
Changes in fair value	69,798

$208,664

16. SUBSEQUENT EVENTS

Asher Note

On November 12, 2012, in a private placement pursuant to a note purchase agreement, we issued Asher Enterprises, Inc, which we refer to as Asher, a convertible promissory note in the aggregate principal amount of $153,500 for a purchase price of $150,000, which we refer to as the November Asher Note. The November Asher Note bears interest at a rate of 8% per annum, which interest accrues, but does not become payable until maturity or acceleration of the principal of the November Asher Note. The November Asher Note is convertible into shares of our common stock at a conversion price equal to 65% of the arithmetic average of the four lowest closing trading prices for the common stock during the 20 trading day period ending on the latest complete trading day prior to the applicable conversion date. The November Asher Note matures on August 14, 2013, nine months from its issuance date. The November Asher Note may be converted by Asher, at its option, in whole or in part. The September Asher Note includes a limitation on conversion, which provides that at no time will Asher be entitled to convert any portion of the September Asher Note to the extent that after such conversion Asher (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of the common stock as of such date.

Private Placements of Convertible Notes to Hanover

On December 6, 2012, in a private placement pursuant to a note purchase agreement, we issued Hanover a convertible promissory note in the aggregate principal amount of $100,000 for a purchase price of $100,000, which we refer to as the Hanover December 2012 Note. The Hanover December 2012 Note bears interest at a rate of 12% per annum, which interest accrues, but does not become payable until maturity or acceleration of the principal of such Hanover December 2012 Note. The Hanover December 2012 Note is convertible into shares of our common stock at a conversion price of $0.03 per share. On December 5, Hanover exchanged the Initial Hanover PIPE Notes for convertible notes in the form of the Hanover December 2012 Note in all material respects (other than date of issuance, exchange date, the maturity date of May 19, 2012 solely with respect to the Exchanged Hanover PIPE Note issued in exchange for the Hanover September 2012 PIPE Note and the maturity date of June 19, 2013 solely with respect to the Exchanged Hanover PIPE Note issued in exchange for the Hanover October 2012 PIPE Note) that also are convertible into shares of our common stock at a conversion price of $0.03 per share, which we refer to as the Exchanged Hanover PIPE Notes. Each of the Hanover December 2012 Note and the Exchanged Hanover PIPE Notes are subject to limitations on conversion if after giving effect to such conversion Hanover would beneficially own more than 4.99% of our common stock.

Other Hanover Related Transactions

During November and December, 2012, pursuant to the terms of various Assignment Agreements, we delivered convertible notes to Magna in an aggregate principal amount of $340,522, convertible into shares of common stock, which we refer to as the Magna Exchange Notes. The Magna Exchange Notes bear interest at a rate of 6% per annum, which interest accrues, but does not become payable until maturity or acceleration of the principal of the Second Magna Exchange Note. Prior to the date of this filing, all Magna Exchange Notes (including the $400K Magna note in Footnote 6) have been converted in full into 25,315,171 shares of our common stock in accordance with its terms and no longer remains outstanding.

Ironridge Settlement

On December 20, 2012, the Superior Court of the State of California for the County of Los Angeles – Central District entered an Order for Approval of Stipulation for Settlement of Claims, which we refer to as the Order, in the matter titled Ironridge Global IV, Ltd. v. Advaxis, Inc. The Order, together with the Stipulation for Settlement of Claims, which we refer to as the Stipulation, dated December 19, 2012, between us and Ironridge Global IV, Ltd., which we refer to as Ironridge, provides for the full and final settlement of Ironridge’s $692,761 claim against us in connection with past due invoices relating to attorney fees, which Ironridge purchased pursuant to a Receivable Purchase Agreement, dated December 14, 2012, which we refer to as the Claim. Pursuant to the terms of the Order and the Stipulation, we are obligated to issue 33,389,663 shares of our common stock to settle the $692,761 owed. On December 21, 2012, we issued and delivered to Ironridge 45,000,000 shares of our common stock, par value $0.001 per share. Accordingly, Ironridge will return 11,610,337 shares of our common stock.

JMJ Note

On December 26, 2012, in a private placement pursuant to a note purchase agreement, we issued JMJ Financial a convertible promissory note for a purchase price of $100,000, which we refer to as the December 2012 Note. If the December 2012 Note is repaid on or before January 31, 2013, we will pay JMJ Financial a principal amount of $125,000. If the December 2012 Note is rolled into a future financing, we will have to pay JMJ Financial a principal amount of $115,000. At the holder’s election, principal and interest can be converted at a conversion price equal to 70% of the lowest closing trading price for our common stock during the 25 trading day period ending on the latest complete trading day prior to the applicable conversion date.

Sale of stock under the Equity Enhancement Program

Under the Hanover Purchase Agreement, the Company may require Hanover Holdings to purchase up to $10.0 million of our common stock over a 24 month period (See Footnote 13 – Shareholders’ Equity).

On December 31, 2012, we issued 6,990,514 shares of our common stock to Hanover Holdings in connection with the settlement of a draw down pursuant to the Hanover Purchase Agreement, at a price of approximately $0.0266 per share. The per share price for such shares was established under the terms of the Hanover Purchase Agreement. We received total net proceeds of $185,975 in connection with this draw down.

On January 17, 2013, we issued 4,400,000 shares of our common stock to Hanover Holdings in connection with the settlement of a draw down pursuant to the Hanover Purchase Agreement, at a price of approximately $0.0374 per share. The per share price for such shares was established under the terms of the Hanover Purchase Agreement. We received total net proceeds of $164,656.80 in connection with this draw down.

On February 12, 2013, we issued 8,000,000 shares of our common stock to Hanover Holdings in connection with the settlement of a draw down pursuant to the Hanover Purchase Agreement, at a price of approximately $0.0644 per share. The per share price for such shares was established under the terms of the Hanover Purchase Agreement. We receive total net proceeds of $515,520 in connection with this draw down.

Tonaquint Note

On December 13, 2012, we entered into an agreement, which we refer to as the Tonaquint Purchase Agreement, with Tonaquint, Inc., which we refer to as Tonaquint, whereby we issued Tonaquint a secured convertible promissory note for the initial principal sum of $890,000, which we refer to as the Tonaquint Note. The Tonaquint Note bears interest at a rate of 8% and is due 26 months after its issue date. The Tonaquint Note can be converted at a fixed price of $0.16 per share but is subject to reduction in the event that we issue shares below the conversion price of $0.16.

On the closing date, Tonaquint (i) funded us with $490,000 in cash, (ii) issued a secured mortgage note in the principal amount of $200,000, which we refer to as Mortgage Note 1, and (iii) issued an additional secured mortgage note in the principal amount of $200,000, which we refer to as Mortgage Note 2. Mortgage Note 1 bears interest at a rate of 5% and is due on the earlier of (i) 60 days following the maturity date under the Tonaquint Note, and (ii) the later of (A) 8 months after the closing date under the Tonaquint Purchase Agreement and (B) satisfaction of certain payment conditions. Mortgage Note 2 bears interest at a rate of 5% and is due on the earlier of (i) 60 days following the maturity date under the Tonaquint Note, and (ii) the later of (A) 10 months after the closing date under the Tonaquint Purchase Agreement and (B) satisfaction of certain payment conditions.

We have agreed to make installment payments on the Tonaquint Note beginning 6 months after closing in cash or in stock. If we choose to make installment payments in stock, then such stock will be issued at a price per share equal to 80% of the average of the 5 lowest daily closing bid prices for the common stock during the 20 consecutive trading days prior to the installment date. Tonaquint has the right to receive additional shares if the market price of our common stock is lower than the price per share of our common stock on the installment date.

