Form 10-K/A
period 2012-10-31
Advaxis, Inc.
filed 2013-02-28
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED - OCTOBER 31, 2012

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 000-28489

ADVAXIS, INC.

(Name of Registrant in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	02-0563870 (I.R.S. Employer Identification No.)

305 College Road East Princeton, New Jersey (Address of Principal Executive Offices)	08540 (Zip Code)

(609) 452-9813 (Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:	Common Stock - $.001 par value The Common Stock is listed on the Over-The- Counter Bulletin Board (OTC:BB)

Securities registered under Section 12(g) of the Exchange Act:	[None]

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2013 (the “Original Filing”) and amended by Amendment No. 1 to the Original Filing filed with the SEC on February 14, 2013, is being filed to also provide the information required by Items 10, 11, 12, 13 and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the SEC within 120 days after the end of the fiscal year. We do not now anticipate that the Company’s definitive proxy statement involving the election of directors will be filed by February 28, 2013 (i.e., within 120 days after the end of the Company’s 2012 fiscal year).

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment No. 2 amends the Original Filing and contains new certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 2 to the Original Filing does not amend or otherwise update any other information in our Form 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

Table of Contents

Form 10-K Index

PART III

Item 10:  Directors, Executive Officers, Corporate Governance

Executive Officers, Directors and Key Employees

The following are our executive officers and directors and their respective ages and positions as of February 25, 2013.

Name	Age	Position

Thomas A. Moore	62	Chief Executive Officer and Chairman of our Board of Directors
Roni A. Appel	46	Director
Richard Berman	70	Director
Dr. Thomas McKearn	64	Director
Dr. James Patton	55	Director
Daniel J. O’Connor	48	Senior Vice President, Corporate Development and Chief Legal Officer
Mark J. Rosenblum	59	Chief Financial Officer, Senior Vice President and Secretary
John Rothman, Ph.D.	63	Executive Vice President of Clinical and Scientific Operations

Thomas A. Moore.  Thomas Moore has been CEO of Advaxis, Inc. since 2006. Previously, from June 2002 to June 2004, Mr. Moore was President and Chief Executive Officer of Biopure Corporation, a developer of oxygen therapeutics that are intravenously administered to deliver oxygen to the body’s tissues. From 1996 to November 2000, he was President and Chief Executive Officer of Nelson Communications. Previously, Mr. Moore had a 23-year career with the Procter & Gamble Company in multiple managerial positions, including President of Health Care Products where he was responsible for prescription and over-the-counter medications worldwide, and group vice president of the Procter & Gamble Company. Mr. Moore’s extensive business, managerial, executive and leadership experience in the healthcare industry make him particularly qualified to serve as our director.

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

Richard Berman.  Mr. Berman has served as a member of our board of directors since September 1, 2005. Richard Berman’s business career spans over 35 years of venture capital, senior management and merger & acquisitions experience. In the past 5 years, Mr. Berman has served as a director and/or officer of over a dozen public and private companies. From 2006 to 2011, he was Chairman of National Investment Managers, a company with $12 billion in pension administration assets. In 2012, he became vice chairman of Energy Smart Resources, Inc. Mr. Berman is a director of three public companies: Advaxis, Inc., Neostem, Inc., and Lustros, Inc. From 1998 to 2000, he was employed by Internet Commerce Corporation (now Easylink Services) as Chairman and CEO. Previously, Mr. Berman worked at Goldman Sachs; was Senior Vice President of Bankers Trust Company, where he started the M&A and Leveraged Buyout Departments; created the largest battery company in the world in the 1980s by merging Prestolite, General Battery and Exide to form Exide Technologies (XIDE); helped to create what is now Soho (NYC) by developing five buildings; and advised on over $4 billion of M&A transactions (completed over 300 deals). He is a past Director of the Stern School of Business of NYU where he obtained his B.S. and M.B.A. He also has US and foreign law degrees from Boston College and The Hague Academy of International Law, respectively. Mr. Berman’s extensive knowledge of our industry, his role in the governance of publicly held companies and his directorships in other life science companies qualify him to serve as our director.

Dr. Thomas L. McKearn.  Dr. McKearn has served as a member of our board of directors since July 2002. He brings more than 30 years of experience in the translation of biotechnology science into oncology products. As one of the founders of Cytogen Corporation, an Executive Director of Strategic Science and Medicine at Bristol-Myers Squibb, then as the VP Strategic Clinical Affairs at Agennix, Inc. (formerly GPC-Biotech), and now as the President, Research & Development at Onconova, he has worked to bring the most innovative laboratory findings into the clinic and through the FDA regulatory process for the benefit of cancer patients who need better ways to cope with their afflictions. Prior to entering the biotechnology industry in 1981, Dr. McKearn received his medical, graduate and post-graduate training at the University of Chicago and served on the faculty of the Medical School at the University of Pennsylvania. Dr. McKearn’s experience in managing life science companies, his knowledge of medicine and his commercialization of biotech products qualify him to serve as our director.

Dr. James Patton.  Dr. Patton has served as a member of our board of directors since February 2002, as Chairman of our board of directors from November 2004 until December 31, 2005 and as our Chief Executive Officer from February 2002 to November 2002. Since February 1999, Dr. Patton has been the Vice President of Millennium Oncology Management, Inc., which provides management services for radiation oncology care to four sites. Dr. Patton has been a trustee of Dundee Wealth US, a mutual fund family since October 2006. He is a founder and has been chairman of VAL Health, LLC, a health care consultancy, from 2011 to the present. In addition, he was President of Comprehensive Oncology Care, LLC since 1999, a company which owned and operated a cancer treatment facility in Exton, Pennsylvania until its sale in 2008. From February 1999 to September 2003, Dr. Patton also served as a consultant to LibertyView Equity Partners SBIC, LP, a venture capital fund based in Jersey City, New Jersey. From July 2000 to December 2002, Dr. Patton served as a director of Pinpoint Data Corp. From February 2000 to November 2000, Dr. Patton served as a director of Healthware Solutions. From June 2000 to June 2003, Dr. Patton served as a director of LifeStar Response. He earned his B.S. from the University of Michigan, his Medical Doctorate from Medical College of Pennsylvania, and his M.B.A. from Penn’s Wharton School. Dr. Patton was also a Robert Wood Johnson Foundation Clinical Scholar. He has published papers regarding scientific research in human genetics, diagnostic test performance and medical economic analysis. Dr. Patton’s experience as a trustee and consultant to funds that invest in life science companies provide him with the perspective from which we benefit. Additionally, Dr. Patton’s medical experience and service as a principal and director of other life science companies make Dr. Patton particularly qualified to serve as our director.

Daniel J. O’Connor, Esq. Mr. O’Connor joined our Company on January 1, 2013 and has 15 years of executive, legal, and regulatory experience in the biopharmaceutical industry with ImClone Systems, PharmaNet and Bracco Diagnostics. Joining ImClone in 2003, Mr. O’Connor supported the clinical development, launch, and commercialization of ERBITUX(R). As ImClone’s senior vice president, general counsel, and secretary, he played a key role in resolving numerous issues facing ImClone, including extensive licensing negotiations, in advance of the company being sold to Eli Lilly in 2008. Prior to joining ImClone, Mr. O’Connor was PharmaNet’s general counsel and instrumental in building the company from a start-up contract research organization to an established world leader in clinical research. Mr. O’Connor was also a criminal prosecutor in New Jersey and gained leadership experience as a Captain in the U.S. Marines, serving in the Persian Gulf in 1990. Most recently, while at Bracco Diagnostics, a large private pharmaceutical and medical device company, Mr. O’Connor was the company’s vice president and general counsel.

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

John Rothman, Ph.D.  Dr. Rothman joined our company in March 2005 as Vice President of Clinical Development and as of December 12, 2008, he was appointed to Executive Vice President of Clinical and Scientific Operations.  From 2002 to 2005, Dr. Rothman was Vice President and Chief Technology Officer of Princeton Technology Partners. Prior to that he was employed by Schering-Plough and Hoffman-LaRoche.

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

Director Independence

In accordance with the disclosure requirements of the SEC, and since the Over-The-Counter Bulletin Board, which we refer to as the OTC Bulletin Board, does not have its own rules for director independence, we have adopted the NASDAQ listing standards for independence effective April 2010. Although we are not presently listed on any national securities exchange, each of our directors, other than Mr. Thomas A. Moore and Mr. Roni Appel, is independent in accordance with the definition set forth in the NASDAQ rules. Each current member of the Audit Committee and Compensation Committee is an independent director under the NASDAQ standards. The Board considered the information included in transactions with related parties as outlined below along with other information the Board considered relevant, when considering the independence of each director.

Committees of the Board of Directors

Our board of directors has three standing committees: the audit committee, the compensation committee, and the nominating and corporate governance committee.

Audit Committee

The audit committee of our board of directors is currently composed of two directors, both of whom satisfy the independence standards for audit committee members under the NASDAQ rules (although our securities are not listed on the NASDAQ stock market but are quoted on the OTC Bulletin Board).  For fiscal 2012, the audit committee was composed of Mr. Berman and Dr. Patton, with Mr. Berman serving as the audit committee’s financial expert as defined under Item 407 of Regulation S-K of the Securities Act of 1933, as amended, which we refer to as the Securities Act. Our board of directors has determined that the audit committee financial expert is independent as defined in (i) Rule 10A-3(b)(1) under the Exchange Act and (ii) under Section 121 B(2)(a) of the NYSE Amex Equities Company Guide (although our securities are not listed on the NYSE Amex Equities but are quoted on the OTC Bulletin Board).

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

Nominating and Corporate Governance Committee

The nominating and corporate governance committee of our board of directors currently consists of Mr. Berman and Mr. Moore. The nominating and corporate governance committee met once in fiscal 2012.  The functions of the nominating and corporate governance committee include the following:

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

The current members of the compensation committee are Mr. Berman and Dr. McKearn. Currently, none of such persons is an officer or employee of us or any of our subsidiaries. During fiscal 2012, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director or member of our compensation committee. No interlocking relationship, as defined by the Securities Exchange Act of 1934, as amended, exists between our board of directors or our Compensation Committee and the board of directors or compensation committee of any other company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and each person who owns more than ten percent of a registered class of our equity securities (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended October 31, 2012 and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than ten percent of the Company’s common stock complied with all Section 16(a) filing requirements during such fiscal year, except: (i) Roni A. Appel, as a director of the Company, filed a late Form 4 on February 28, 2013 to report a transaction that occurred on March 1, 2012; (ii) Richard Berman, as a director of the Company, filed a late Form 4 on February 28, 2013 to report a transaction that occurred on February 8, 2012; (iii) Dr. Thomas McKearn, as a director of the Company, filed a late Form 4 on February 28, 2013 to report a transaction that occurred on March 1, 2012; and (iv) Dr. James Patton, as a director of the Company, filed a late Form 4 on February 28, 2013 to report transactions that occurred on March 1, 2012 and August 2, 2012.

Code of Ethics

We have adopted a code of ethics that applies to our officers, employees and directors, including our principal executive officers, principal financial officer and principal accounting officer. The code of ethics sets forth written standards that are designated to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;
•	compliance with applicable governmental laws, rules and regulations;
•	the prompt internal reporting of violations of the code to an appropriate person or persons identified in our code of ethics; and
•	accountability for adherence to our code of ethics.

A copy of our code of ethics has been filed with the SEC as an exhibit to our Form 8-K dated November 18, 2004.

Item 11:  Executive Compensation

Summary Compensation Table

The following table sets forth the information as to compensation paid to or earned by our Chief Executive Officer and our two other most highly compensated executive officers during the fiscal years ended October 31, 2012 and 2011.  These individuals are referred to in this prospectus as our named executive officers.  As none of our named executive officers received non-equity incentive plan compensation or nonqualified deferred compensation earnings during the fiscal years ended October 31, 2012 and 2011, we have omitted those columns from the table.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Award(s) (1)		Option Award(s) (1)		All Other Compensation		Total

Thomas A. Moore,	2012	$350,000	$-	$-		$592,000	(6)	$43,985	(2)	$985,985
CEO and Chairman	2011	$350,000	$-	$-		$-		$21,294	(2)	$371,294

Dr. John Rothman,	2012	275,000	-	30,000	(3)	444,000	(7)	33,516	(4)	782,516
Executive VP of Science & Operations	2011	275,000	83,000	30,000	(3)	-		34,665	(4)	422,665

Mark J. Rosenblum	2012	250,000	-	-		$310,800	(8)	21,335	(5)	582,135
Chief Financial Officer	2011	250,000	72,000	-		-		19,211	(5)	341,211

(1)	The amounts shown in this column represent the fair value on grant date in accordance with ASC 718.

(2)	Based on our cost of Mr. Moore’s coverage for health care and interest received for the Moore Notes.

(3)	Represents $30,000 of base salary paid in shares of our common stock in lieu of cash, based on the average monthly stock price.

(4)	Based on our cost of his coverage for health care and the 401K company match he received.

(5)	Based on our cost of his coverage for health care.

(6)	In the fiscal year ended October 31, 2012, we granted stock options to purchase 4,000,000 shares of our common stock to Mr. Moore in connection with services he performed. The material terms of this grant are described below under the heading “Discussion of Summary Compensation Table.”

(7)	In the fiscal year ended October 31, 2012, we granted stock options to purchase 3,000,000 shares of our common stock to Dr. Rothman in connection with services he performed. The material terms of this grant are described below under the heading “Discussion of Summary Compensation Table.”

(8)	In the fiscal year ended October 31, 2012, we granted stock options to purchase 2,100,000 shares of our common stock to Mr. Rosenblum in connection with services he performed. The material terms of this grant are described below under the heading “Discussion of Summary Compensation Table.”

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

Under the terms of the agreement, Mr. Moore was entitled to receive a base salary of $350,000 per year, and subject to annual review for increases by our board of directors in its sole discretion.  The agreement also provides that Mr. Moore is entitled to receive family health insurance at no cost to him.  Mr. Moore’s employment agreement does not provide for the payment of a bonus.

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

Rothman Employment Agreement and Option Agreements.   Dr. Rothman’s 2011 and 2012 salary was $305,000, consisting of $275,000 in cash and $30,000 in stock, payable in our common stock, based on the average closing stock price.

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

In addition, on January 5, 2010 Mr. Rosenblum was granted options to purchase 1,000,000 shares of our common stock with an exercise price equal to $0.128, all of which are currently vested. On October 14, 2010, we granted Mr. Rosenblum options to purchase 1,200,000 shares of our common stock. Each option is exercisable at $0.15 per share. These options vest over a three year period beginning one year from the grant date.  On November 8, 2011, we granted Mr. Rosenblum options to purchase 2,100,000 shares of our common stock. Each option is exercisable at $0.148 per share. These options vest over a three year period beginning one year from the grant date.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about the number of outstanding equity awards held by our named executive officers at October 31, 2012:

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares Or Units of Stock That Have Not Vested (#)	Market Value of Shares Or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)

Thomas A. Moore	2,500,000	(1)	—		—	0.100	7/21/19	—	$—	—	—
	2,400,000		—		—	0.143	12/15/16	—	—	—	—
	1,333,333		666,667	(2)	—	0.15	10/14/20	—	—	—	—
	1,333,333		2,666,667	(3)		.148	11/08/21
Dr. John Rothman	1,750,000		—		—	0.100	7/21/19	—	—	—	—
	360,000		—		—	0.287	3/1/15	—	—	—	—
	150,000		—		—	0.260	3/29/16	—	—	—	—
	300,000	(4)	—		—	0.165	2/15/17	—	—	—	—
	1,500,000		750,000	(5)	—	0.15	10/14/20	—	—	—	—
	1,000,000		2,000,000	(6)		0.148	11/08/21
Mark J. Rosenblum	1,000,000		—		—	0.1291	1/05/20	—	—	—	—
	800,000		400,000	(7)	—	0.15	10/14/20	—	—	—	—
	700,000		1,400,000			0.148	11/8/21

(1)	Of these options, approximately 833,333 became exercisable on July 21, 2009, approximately 833,333 became exercisable on July 21, 2010 and approximately 833,333 became exercisable on July 21, 2011.

(2)	Of these options, approximately 666,666 became exercisable on October 14, 2011, approximately 666,667 became exercisable on October 14, 2012 and approximately 666,667 will become exercisable on October 14, 2013.

(3)	Of these options, approximately 1,333,333 became exercisable on November 8, 2012, approximately 1,333,333 will become exercisable on November 8, 2013 and approximately 1,333,333 will become exercisable on November 8, 2014.

(4)	Of these options, 75,000 became exercisable on February 15, 2008, 18,750 became exercisable in each quarter from the quarter ended April 30, 2008 through the quarter ended October 31, 2010, and 18,750 became exercisable February 15, 2011.

(5)	Of these options, 750,000 became exercisable on October 14, 2011, 750,000 became exercisable on October 14, 2012 and 750,000 will become exercisable on October 14, 2013.

(6)	Of these options, 1,000,000 became exercisable on November 8, 2012, 1,000,000 will become exercisable on November 8, 2013 and 1,000,000 will become exercisable on November 8, 2014.

(7)	Of these options, 400,000 became exercisable on October 14, 2011, 400,000 became exercisable on October 14, 2012 and 400,000 will become exercisable on October 14, 2013.
(8)	Of these options, 700,000 became exercisable on November 8, 2012, 700,000 will become exercisable on November 8, 2013 and 700,000 will become exercisable on November 8, 2014.

Director Compensation

All of our non-employee directors earn a combination of cash compensation and awards of shares of our common stock. For fiscal 2012, each non-employee director (other than Mr. Berman) earned 6,000 shares of our common stock per quarter. Mr. Berman, earned $2,000 a month in shares of our common stock based on the average closing price of our common stock for the preceding month. Additionally, each non-employee director earned $2,000 for each board meeting attended in person and $750 for each telephonic board meeting. In addition, each member of a committee of the Board earned $2,000 per meeting attended in person held on days other than board meeting days and $750 for each telephonic committee meeting.

The non-employee director cash compensation that was earned for the twelve months ended October 31, 2011 and 2012 was not paid. In March 2012, the Company issued to its non-employee directors, all earned but unissued shares earned through December 31, 2011. Non-employee director share compensation that was earned for the period from January 1, 2012 through October 31, 2012 remains unissued.

Our employee director does not receive any compensation for his services as a director.

The table below summarizes the compensation that was earned by our non-employee directors for fiscal 2012. As none of our non-employee directors received non-equity incentive plan compensation or nonqualified deferred compensation earnings during fiscal 2011 or 2012, we have omitted those columns from the table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		Option Awards ($)(1)	All other Compensation ($)	Total ($)

Roni A. Appel	$6,000	$2,412	(2)	$—	—	$8,412
Dr. James Patton	10,250	2,412	(2)	—	—	12,662
Dr. Thomas McKearn	9,250	2,412	(2)	—	—	11,662
Richard Berman	9,500	24,000	(3)	—	—	33,500

(1)	The amounts shown in this column represent the fair value on grant date in accordance with ASC 718.

(2)	Represents the grant date fair value of 6,000 shares of our common stock a quarter earned (but not paid or issued) if the member attends at least 75% of the meetings annually.

(3)	Based on $24,000 of compensation in the form of shares of our common stock earned but not issued to date.

2004 Stock Option Plan

In November 2004, our board of directors adopted and our stockholders approved the 2004 Stock Option Plan, which we refer to as the 2004 plan.  The 2004 plan provides for the grant of options to purchase up to 2,381,525 shares of our common stock to employees, officers, directors and consultants.  Options may be either “incentive stock options” or non-qualified options under the Federal tax laws.  Incentive stock options may be granted only to our employees, while non-qualified options may be issued, in addition to employees, to non-employee directors and consultants.  As of February 25, 2013, all options to purchase shares of our common stock have been granted under the 2004 plan.

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

The 2005 plan provides for the grant of options to purchase up to 5,600,000 shares of our common stock to employees, officers, directors and consultants.  Options may be either “incentive stock options” or non-qualified options under the Federal tax laws.  Incentive stock options may be granted only to our employees, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to our employees.  As of February 25, 2013, all options to purchase shares of our common stock have been granted under the 2005 plan.

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

2009 Stock Option Plan

Our board of directors adopted the 2009 Stock Option Plan effective July 21, 2009, and recommended that it be submitted to our shareholders for their approval at the next annual meeting.  On April 23, 2010, our board of directors approved and adopted, and on June 1, 2010 our stockholders approved, the amended and restated 2009 Stock Option Plan, which we refer to as the 2009 plan.  An aggregate of 20,000,000 shares of our common stock (subject to adjustment by the compensation committee) are reserved for issuance upon the exercise of options granted under the 2009 plan.  As of February 25, 2013, options to purchase 508,101 shares of our common stock are available for grant under the 2009 plan.  However, due to the approval of the Advaxis, Inc. 2011 Omnibus Incentive Plan by our shareholders, on September 27, 2011, no further awards may be made under the 2009 plan (see below for details on the Advaxis Inc. 2011 Omnibus Incentive Plan).

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

2011 Omnibus Incentive Plan

Our board of directors adopted the 2011 Omnibus Incentive Plan on August 22, 2011, and recommended that it be submitted to our shareholders for their approval at the next annual meeting.  On September 27, 2011, our stockholders approved 20,000,000 shares of our common stock for the 2011 Omnibus Incentive Plan, which we refer to as the 2011 plan. On August 13, 2012 our shareholders approved of an additional 25,000,000 shares to be reserved and available for delivery under the 2011 plan.   During November 2011, we granted options to purchase 17,540,000 shares of our common stock to our employees, officers and directors.  As of February 25, 2013, 27,880,000 shares of our common stock are available for grant under the 2011 plan.

Upon receiving stockholder approval of the 2011 plan on September 27, 2011, no further awards were permitted to be made under the 2004 plan, the 2005 plan or the 2009 plan.

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

2011 Employee Stock Purchase Plan

Our board of directors adopted the Advaxis, Inc. 2011 Employee Stock Purchase Plan, which we refer to as the ESPP, on August 22, 2011, and our stockholders approved the ESPP on September 27, 2011. The ESPP becomes effective November 1, 2011.  5,000,000 shares of our common stock are reserved for issuance under the ESPP.  On December 14, 2011, our board of directors approved an amendment to the ESPP effective as of October 31, 2011. The ESPP was amended to change the first offering date that our employees were eligible to participate in the ESPP from November 1, 2011 to December 30, 2011.   As of February 25, 2013, approximately 4,792,000 shares of our common stock are available for grant under the ESPP.

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

If the share price is ever lower on an exercise date than it was on the first business day of the offering period in which that exercise date falls, then the offering period in progress ends immediately after the close of trading on that exercise date, and a new offering period begins on the next February 1, May 1, August 1 or November 1, as the case may be, and extends for a new 24-month-long period ending on January 31, April 30, July 31 or October 31, as the case may be.

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

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 25, 2013 of:

•	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

As used in the table below and elsewhere in this prospectus, the term beneficial ownership with respect to our common stock consists of sole or shared voting power (which includes the power to vote, or to direct the voting of shares of our common stock) or sole or shared investment power (which includes the power to dispose, or direct the disposition of, shares of our common stock) through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the 60 days following February 25, 2013.

Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based on 502,052,901 shares of common stock outstanding as of February 25, 2013, adjusted as required by the rules promulgated by the SEC.  Unless otherwise indicated, the address for each of the individuals and entities listed in this table is 305 College Road East, Princeton, New Jersey 08540.

Name and Address of Beneficial Owner	Number of Shares of our Common Stock Beneficially Owned		Percentage of Class Beneficially Owned

Thomas A. Moore	25,783,843	(1)	4.99%
Roni A. Appel	7,377,431	(2)	1.5%
Richard Berman	2,444,605	(3)	* %
Dr. James Patton	6,657,298	(4)	1.3%
Dr. Thomas McKearn	1,570,344	(5)	*
Dr. John Rothman	7,336,781	(6)	1.4%
Mark J. Rosenblum	3,362,860	(7)	*
All Current Directors and Executive Officers as a Group (7 people)	54,533,162	(8)	10.7%

* Less than 1%.

(1)	Represents 10,842,367 issued shares of our common stock, options to purchase 7,541,476 shares of our common stock exercisable within 60 days and warrants to purchase 7,400,000 shares of our common stock exercisable within 60 days. However, it excludes warrants to purchase 3,664,611 shares of our common stock , limited by a 4.99% beneficial ownership provision in the warrants and notes that would prohibit him from exercising any of such warrants or converting any such notes to the extent that upon such exercise or conversion he, together with his affiliates, would beneficially own more than 4.99% of the total number of shares of our common stock then issued and outstanding (unless Mr. Moore provides us with 61 days' notice of the holders waiver of such provisions).

(2)	Represents 4,212,134 issued shares of our common stock, options to purchase 3,139,297 shares of our common stock exercisable within 60 days and 26,000 shares of our common stock earned but not yet issued.

(3)	Represents 677,632 issued shares of our common stock, options to purchase 1,412,291 shares of our common stock exercisable within 60 days and 354,682 shares of our common stock earned but not yet issued.

(4)	Represents 2,940,576 issued shares of our common stock, options to purchase 833,461 shares of our common stock exercisable within 60 days, 26,000 shares earned but not yet issued, warrants to purchase 222,222 shares of our common stock exercisable within 60 days and a promissory note convertible into 2,635,039 shares of our common stock.

(5)	Represents 299,290 issued shares of our common stock, options to purchase 1,245,054 shares of our common stock exercisable within 60 days and 26,000 shares of our common stock earned but not yet issued.

(6)	Represents 275,775 issued shares of our common stock, options to purchase 5,051,524 shares of our common stock exercisable within 60 days and 2,009,482 shares of our common stock earned but not yet issued.

(7)	Represents 874,002 issued shares of our common stock and options to purchase 2,488,858 shares of our common stock exercisable within 60 days.

(8)	Represents an aggregate of 20,121,776 shares of our common stock, options to purchase 21,711,961 shares of our common stock exercisable within 60 days, warrants to purchase 7,622,202 shares of our common stock exercisable within 60 days, promissory notes convertible into 2,635,059 shares of our common stock and 2,442,164 shares of our common stock earned but not yet issued.

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

Thomas Moore

We have agreed to sell senior promissory notes to Mr. Moore, our chief executive officer, from time to time (“the Moore Notes”). These notes bear interest at the rate of 12% per annum. Currently, under the terms of the amended and restated Moore Notes: (i) the maturity date is the earlier of the date of consummation of an equity financing in an amount of $6.0 million or more or the occurrence of any event of default as defined in the Moore Notes. As of October 31, 2011, we owed Mr. Moore, our chief executive officer, approximately $408,000 in principal and interest under the Moore Notes.

In connection with the October 2011 offering, we issued $470,588.24 of convertible promissory notes to Mr. Moore for a purchase price of $400,000. Additionally, Mr. Moore received a warrant to purchase such number of shares of our common stock equal to 50% of such number of shares of our common stock issuable upon conversion of the convertible promissory note issued to Mr. Moore at an exercise price of $0.15 per share. The convertible promissory note purchased in the October 2011 offering by Mr. Moore was paid for in exchange for the cancellation of $400,000.00 of outstanding indebtedness owed by us to Mr. Moore under the Moore Notes.

In connection with the offering completed in May 2012, we issued $120,000 of convertible promissory notes to Mr. Moore for a purchase price of $90,000. Additionally, Mr. Moore received a warrant to purchase such number of shares of our common stock equal to 50% of such number of shares of our common stock issuable upon conversion of the convertible promissory note issued to Mr. Moore at an exercise price of $0.15 per share. The convertible promissory notes purchased in the offering completed in May 2012 by Mr. Moore were paid for in cash.

Effective May 14, 2012, we entered into an exchange agreement with Mr. Moore, pursuant to which Mr. Moore received approximately 5.4 million shares of our common stock in exchange for (i) surrendering the existing notes held by Mr. Moore and surrendering warrants to purchase an aggregate of approximately 1,568,627 shares of our common stock originally issued on October 31, 2011, and (ii) amending the note purchase agreements between us and Mr. Moore, dated as of October 28, 2011, to terminate (x) Mr. Moore’s right to liquidated damages if we fail for any reason to satisfy the current public information requirement under Rule 144(c) promulgated under the Securities Act, (y) Mr. Moore’s right to participate in any proposed or intended issuance or sale or exchange of the our securities, and (z) the prohibition on our ability to effect, or enter into an agreement to effect, any issuance of our securities for cash consideration involving a variable rate transaction.

 For the twelve months ended October 31, 2012, Mr. Moore loaned us $74,500 under the Moore Notes. We paid Mr. Moore $35,000 in principal on the Moore Notes.  For the fiscal years ended October 31, 2012 and 2011 and the period from inception, we recorded interest expense of $29,695 and $78,077 and $300,022 respectively. As of October 31, 2012 and October 31, 2011, respectively, we were not in default   under the terms of the Moore Agreement. We intend to repay Mr. Moore when funds are sufficiently available. As of October 31, 2012, we owed Mr. Moore approximately $477,000 in principal and interest under the Moore Notes.

Mark Rosenblum

In connection with the October 2011 offering, we also issued $58,823.53 of convertible promissory notes to an IRA account in the name of our Chief Financial Officer, Mark J. Rosenblum, for a purchase price of $50,000.00. Additionally, Mr. Rosenblum received a warrant to purchase such number of shares of our common stock equal to 50% of such number of shares of our common stock issuable upon conversion of the convertible promissory note issued to Mr. Rosenblum at an exercise price of $0.15 per share. On May 18, 2012, Mr.Rosenblum exchanged his convertible promissory note and warrants for 686,275 shares of our common stock.

James Patton

On August 2, 2012, in a private placement pursuant to a note purchase agreement, we issued Dr. James Patton, a member of our board of directors, a convertible promissory note in the principal amount of $66,667 for a purchase price of $50,000. The Patton Note was issued with an original issue discount of 25%. Dr. Patton paid $0.75 for each $1.00 of principal amount of the Patton Note purchased. The Patton Note is convertible into shares of our Common Stock at a per share conversion price equal to $0.025287 and is subject to “full ratchet” anti-dilution protection upon certain equity issuances below $0.025287 per share (as may be further adjusted). Additionally, Dr. Patton received a warrant, which we refer to as the Patton Warrant, to purchase such number of shares of our Common Stock equal to 50% of such number of shares of our Common Stock issuable upon conversion of the Patton Note at an exercise price of $0.085 per share. The Patton Note matures on August 2, 2013. We may redeem the Patton Note under certain circumstances. The Patton Warrant is exercisable at any time on or before August 2, 2017. The Patton Warrant may be exercised on a cashless basis under certain circumstances. The Patton Note and the Patton Warrant each include a limitation on conversion or exercise, as applicable, which provides that at no time will Dr. Patton be entitled to convert any portion of the Patton Note or Patton Warrant, to the extent that after such conversion or exercise, as applicable, Dr. Patton (together with his affiliates) would beneficially own more than 4.99% of the outstanding shares of the Common Stock as of such date.

Daniel O’Connor

On May 18, 2012, in a private placement pursuant to a note purchase agreement, we issued Mr. O’Connor, an executive of our Company as of January 1, 2013, a convertible promissory note in the principal amount of $66,667 for a purchase price of $50,000. The O’Connor Note was issued with an original issue discount of 25%. Mr. O’Connor paid $0.75 for each $1.00 of principal amount of the O’Connor Note purchased. The O’Connor Note is convertible into shares of our Common Stock at a per share conversion price equal to $0.025287 and is subject to “full ratchet” anti-dilution protection upon certain equity issuances below $0.025287 per share (as may be further adjusted). Additionally, Mr. O’Connor received a warrant, which we refer to as the O’Connor Warrant, to purchase such number of shares of our Common Stock equal to 50% of such number of shares of our Common Stock issuable upon conversion of the O’Connor Note at an exercise price of $0.085 per share. The O’Connor Note matures on August 2, 2013. We may redeem the O’Connor Note under certain circumstances. The O’Connor Warrant is exercisable at any time on or before August 2, 2017. The O’Connor Warrant may be exercised on a cashless basis under certain circumstances. The O’Connor Note and the O’Connor Warrant each include a limitation on conversion or exercise, as applicable, which provides that at no time will Mr. O’Connor be entitled to convert any portion of the O’Connor Note or O’Connor Warrant, to the extent that after such conversion or exercise, as applicable, Mr. O’Connor (together with his affiliates) would beneficially own more than 4.99% of the outstanding shares of the Common Stock as of such date.

Item 14: Principal Accountant Fees and Services

McGladrey & Pullen, LLP (“M&P”) served as our independent auditors for the fiscal year ended October 31, 2011 and the periods ended January 31, 2012, April 30, 2012 and July 31, 2012. On December 19, 2012, we dismissed M&P, and Marcum LLP (“Marcum”) became our independent auditor. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended October 31, 2012 and 2011. The fees for the year ended October 31, 2011 were billed by M&P, and the fees for the year ended October 31, 2012 were billed by both M&P and Marcum.

	Fiscal Year 2012	Fiscal Year 2011
Audit Fees - McGladrey and Pullen, LLP	$-	$137,000
Audit Related Fees - McGladrey and Pullen, LLP	-	53,700
Tax Fees - RSM McGladrey, Inc. (1)	-	11,900
Total	$-	$202,600

	Fiscal Year 2012	Fiscal Year 2011
Audit Fees - Marcum, LLP	$90,000	$-
Total	$90,000	$-

(1) Consists of professional services rendered by a company aligned with our principal accountant for tax compliance and tax advice.

McGladrey Audit Fees : The Company recorded fees of $137,000 in connection with its audit of the Company’s financial statements for the fiscal year ended October 31, 2011.

Marcum Audit Fees : The Company recorded fees of $90,000 in connection with its audit of the Company’s financial statements for the fiscal year ended October 31, 2012.

Audit-Related Fees : The Company recorded fees of $53,700 in connection with audit-related services for the fiscal year ended October 31, 2011, primarily for review of comments to the Securities and Exchange Commission in its review of securities registration documents and the Company’s replies and for assistance with private placement memorandums and other document reviews.

Tax Fees : The Company recorded fees of $11,900 in connection with tax fees for the fiscal year ended October 31, 2011, primarily due to RSM McGladrey, Inc. amending and preparing the Company’s tax returns.  The Company engaged RSM McGladrey, Inc. to amend and prepare the Company’s 2010 and 2009 tax returns.

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

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Princeton, Mercer County, State of New Jersey, on this 28th day of February 2013.

ADVAXIS, INC.

By:	/s/ Thomas Moore
Thomas Moore, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Thomas Moore	Chief Executive Officer and Chairman of the Board	February 28, 2013
Thomas Moore	(Principal Executive Officer)

/s/ Mark J. Rosenblum	Chief Financial Officer, Senior Vice President and Secretary	February 28, 2013
Mark J. Rosenblum	(Principal Financial and Accounting Officer)

*	Director	February 28, 2013
Roni Appel

*	Director	February 28, 2013
Thomas McKearn

*	Director	February 28, 2013
James Patton

*	Director	February 28, 2013
Richard Berman

* By the signature set forth below, the undersigned, pursuant to the duly authorized power of attorney filed with the SEC, has signed this Amendment to the Annual Report on behalf of the person indicated.

/s/ Mark J. Rosenblum
Mark J. Rosenblum

