Form 10-Q
period 2013-01-31
Advaxis, Inc.
filed 2013-03-25
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of March 19, 2013 was 536,492,002.

INDEX

		Page No.

PART I	FINANCIAL INFORMATION	2

Item 1.	Condensed Financial Statements	2

	Balance Sheets at January 31, 2013 (unaudited) and October 31, 2012	2

	Statements of Operations for the three month periods ended January 31, 2013 and 2012 and the period March 1, 2002 (inception) to January 31, 2013 (unaudited)	3

	Statements of Cash Flow for the three month periods ended January 31, 2013 and 2012 and the period March 1, 2002 (inception) to January 31, 2013 (unaudited)	4

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II	OTHER INFORMATION	29

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 5.	Other Information	29

Item 6.	Exhibits	31

SIGNATURES		32

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

ADVAXIS, INC.

(A Development Stage Company)

BALANCE SHEETS

	January 31, 2013 (unaudited)	October 31, 2012
ASSETS
Current Assets:
Cash	$100	$232
Prepaid Expenses	11,671	25,798
Other Current Assets	83,182	8,182
Deferred Expenses - current	874,187	860,293
Total Current Assets	969,140	894,505

Deferred expenses – long term	253,170	342,007
Property and Equipment (net of accumulated depreciation)	73,476	78,068
Intangible Assets (net of accumulated amortization)	2,418,762	2,413,755
Deferred Financing Cost (net of accumulated amortization)	37,233	49,024
Other Assets	38,438	38,438

TOTAL ASSETS	$3,790,219	$3,815,797

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$3,883,771	$5,155,797
Accrued expenses	1,050,841	1,367,412
Short term convertible notes and fair value of embedded derivative	2,190,205	2,089,099
Notes Payable – Officer	490,595	477,274
Notes payable –other	250,000	250,000
Total Current Liabilities	7,865,412	9,339,582

Deferred Rent	-	4,803
Long-term Convertible Note (less unamortized OID of $40,566)	403,438	-
Common Stock Warrant Liability	3,384,725	434,136
Total Liabilities	11,653,575	9,778,521

Shareholders’ Deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; Series B Preferred Stock; issued and outstanding 740 at January 31, 2013 and at October 31, 2012. Liquidation preference of $9,907,570	-	-
Common Stock - $0.001 par value; authorized 1,000,000,000 shares, issued and outstanding 493,415,628 at January 31, 2013 and 394,804,165 at October 31, 2012.	493,415	394,804
Additional Paid-In Capital	55,487,126	51,727,921
Promissory Note Receivable	(10,534,424)	(10,484,022)
Deficit accumulated during the development stage	(53,309,473)	(47,601,427)
Total Shareholders’ Deficiency	(7,863,356)	(5,962,724)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$3,790,219	$3,815,797

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended January 31,		Period from March 1, 2002 (Inception) to January 31,
	2013	2012	2013
Revenue	$-	-	1,863,343
Operating Expenses
Research and Development Expenses	979,103	2,212,909	30,781,937
General and Administrative Expenses	1,201,951	1,031,392	28,070,461
Total Operating expenses	2,181,054	3,244,301	58,852,398

Loss from Operations	(2,181,054)	(3,244,301)	(56,989,055)

Other Income (expense):
Interest expense	(361,176)	(1,616,882)	(15,347,041)
Other Income (expense)	(19,898)	6,744	239,811
(Loss) Gain on note retirement	152,491	(697,642)	(840,451)
Net changes in fair value of common stock warrant liability and embedded derivative liability	(4,023,599)	839,750	17,018,697
Net Loss before benefit for income taxes	(6,433,236)	(4,712,331)	(55,918,039)

Income tax benefit	725,190	346,787	2,652,450

Net Loss	(5,708,046)	(4,365,544)	(53,265,589)

Dividends attributable to preferred shares	185,000	185,000	2,507,570

Net Loss applicable to Common Stock	$(5,893,046)	$(4,550,544)	$(55,773,159)

Net Loss per share, basic and diluted	$(.01)	$(.02)

Weighted average number of shares outstanding, basic and diluted	445,628,988	262,831,912

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.
(A Development Stage Company)
STATEMENTS OF CASH
FLOWS
(unaudited)

	Three Months Ended January 31,		Period from March 1, 2002 (Inception) to January 31,
	2013	2012	2013
OPERATING ACTIVITIES
Net loss	$(5,708,046)	$(4,365,544)	$(53,265,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges to consultants and employees for options and stock	369,923	300,184	5,349,969
Amortization of deferred financing costs	15,291	14,825	354,115
Amortization of discount on convertible promissory notes	7,979	532,559	2,718,356
Impairment of intangible assets	-	-	26,087
Non-cash interest expense	328,187	1,060,699	11,822,199
(Gain) Loss on change in value of warrants and embedded derivative	4,023,599	(839,750)	(17,018,697)
Warrant Expense	3,274	-	767,634
Settlement Expense	131,965	-	396,965
Employee Stock Purchase Plan	5,481	-	23,782
Value of penalty shares issued	-	-	149,276
Depreciation expense	4,592	-	214,040
Amortization expense of intangibles	38,703	35,409	781,345
Write off of intangible assets	-	-	33,211
Interest Income	-	-	267
Loss (Gain) on note retirement	(152,491)	697,642	840,451
Changes in operating assets and liabilities :		-	-
Decrease (Increase) in prepaid expenses	14,128	23,389	(11,669)
(Increase) in other current assets	(75,000)	(80,961)	(83,182)
(Increase) in other assets	-	-	(132,271)
(Increase) decrease in deferred expenses	74,943	28,455	(619,629)
Increase (decrease) in accounts payable and accrued expenses	(225,360)	470,238	12,278,900
(Decrease) in deferred rent	(4,803)	(14,410)	-
Increase in interest payable	9,530	8,257	2,232
Net cash used in operating activities	(1,138,105)	(2,129,008)	(35,372,208)
INVESTING ACTIVITIES
Cash paid on acquisition of Great Expectations	-	-	(44,940)
Purchase of property and equipment	-	-	(241,937)
Cost of intangible assets	(43,709)	(126,375)	(3,264,354)
Net cash used in Investing Activities	(43,709)	(126,375)	(3,551,231)
FINANCING ACTIVITIES
Proceeds from convertible notes	753,500	1,451,963	18,612,900
Repayment of convertible notes	-	(52,941)	(1,649,030)
Payment of deferred offering expenses	(3,500)	(28,500)	(117,500)
Cash paid for deferred financing costs	-	-	(584,493
Proceeds from notes payable	-	-	250,000
Proceeds from (Repayment of) Officer Loan	3,800	(35,000)	318,285
Net proceeds from issuance of Preferred Stock	-	-	8,610,499
Payment on cancellation of warrants	-	-	(600,000)
Proceeds from exercise of warrants	-	411,765	1,666,766
Net proceeds of issuance of common stock	427,882	-	12,416,112
Net cash provided by Financing Activities	1,181,682	1,747,287	38,923,539
Net increase (decrease) in cash	(132)	(508,096)	100
Cash at beginning of period	232	1,096,538	-
Cash at end of period	$100	$588,442	$100

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosures of Cash Flow Information

	Three months ended January 31,		Period from March 1, 2002 (Inception) to January 31,
	2013	2012	2013
Cash paid for Interest	$188	$44,292	$788,205
Cash paid for Taxes	-	2,080	16,453

Supplemental Schedule of Non-cash Investing and Financing Activities

	Three months ended January 31,			Period from March 1, 2002 (Inception) to January 31,
	2013		2012	2013
Equipment acquired under notes payable		$-	$-	$45,580
Common stock issued to Founders		$-	$-	$40
Notes payable and accrued interest converted to Preferred Stock		$-	$-	$15,969
Stock dividend on Preferred Stock		$-	$-	$43,884
Accounts Payable from consultants settled with Common Stock		$-	$-	$51,978
Notes payable and embedded derivative liabilities converted to Common Stock		$765,599	$-	$9,407,969
Intangible assets acquired with notes payable		$-	$-	$360,000
Intangible assets acquired with common stock		$-	$-	$70,000
Debt discount in connection with recording the original value of the embedded derivative liability	$		$200,569	$6,473,385
Allocation of the original secured convertible debentures to warrants		$-	$-	$214,950
Allocation of the warrants on convertible notes as debt discount	$		$651,846	$2,710,406
Cancellation of Note Receivable in connection with Preferred Stock Redemption		$-	$(3,051,000)	$(3,051,000)
Note receivable in connection with exercise of warrants		$-	$1,795,500	$9,998,210
Warrants Issued in connection with issuance of Common Stock		$-	$-	$1,505,550
Warrants Issued in connection with issuance of Preferred Stock		$-	$-	$3,587,625

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Advaxis Inc. (the “Company”) is a biotechnology company developing the next generation of immunotherapies for cancer and infectious diseases. The Company’s platform technology is designed to generate a comprehensive immune response by serving as its own adjuvant, directing antigen presentation, increasing tumor infiltrating killer T-cells, and decreasing Tregs/MDSCs in the tumor. Today, the Company has over fifteen distinct constructs in various stages of development, directly developed by the Company and through strategic collaborations.

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

Liquidity and Financial Condition

The Company’s products are being developed and have not generated significant revenues.  As a result, the Company has suffered recurring losses and its liabilities exceed its assets. These losses are expected to continue for an extended period of time.  The Company intends to continue raising funds through the sale of both debt and equity in order to continue funding ongoing clinical trials. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. There is a working capital deficiency, a shareholders’ deficiency and recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.  Management’s plans are to continue to raise additional funds through the sales of debt or equity securities. Subsequent to January 31, 2013, the Company raised an aggregate of approximately $1.7 million in additional capital through the sale of equity securities and exercise of warrants.

The Company recognizes it will need to raise additional capital over and above the amount raised subsequent to January 31, 2013 in order to execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily represent realizable or settlement values. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The accompanying unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim period. The October 31, 2012 balance sheet is derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012 (the “Form 10-K”). These interim financial statements should be read in conjunction with the Company’s financial statements and notes for the fiscal year ended October 31, 2012 included in the Form 10-K. The Company believes these financial statements reflect all adjustments and reclassifications that are necessary for a fair presentation of its financial position and results of operations for the periods presented.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue from license fees and grants is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) services have been rendered, (iii) the contract price is fixed or determinable, and (iv) collection is reasonably assured. In licensing arrangements, delivery does not occur for revenue recognition purposes until the license term begins. Nonrefundable upfront fees received in exchange for products delivered or services performed that do not represent the culmination of a separate earnings process will be deferred and recognized over the term of the agreement using the straight line method or another method if it better represents the timing and pattern of performance. Since its inception, all of the Company’s revenues have been from multiple research grants. For the three months ended January 31, 2013 and 2012, the Company did not receive any revenue from such grants.

For revenue contracts that contain multiple elements, revenue arrangements with multiple deliverables are divided into separate units of accounting if the delivered item has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered item.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of January 31, 2013 and 2012, the Company did not have any cash equivalents.

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

	As of January 31,
	2013	2012
Warrants	125,154,408	140,976,812
Stock Options	44,287,424	45,057,424
Convertible Debt (using the if-converted method)	48,820,627	46,155,102
Total	218,262,459	232,189,338

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, accounts payable and accrued expenses approximated fair value as of the balance sheet date presented, because of the relatively short maturity dates on these instruments. The carrying amounts of the financing arrangements issued approximate fair value as of the balance sheet date presented, because interest rates on these instruments approximate market interest rates after consideration of stated interest rates, anti-dilution protection and associated warrants.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Other Comprehensive Income".  ASU 2013-02 finalized the reporting for reclassifications out of accumulated other comprehensive income, which was previously deferred, as discussed below. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, they do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is also required to present on the face of the financials where net income is reported or in the footnotes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Other amounts need only be cross-referenced to other disclosures required that provide additional detail of these amounts. The amendments in this update are effective for reporting periods beginning after December 15, 2012. Early adoption is permitted.

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

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will classify as income tax expense any interest and penalties. The Company has no material uncertain tax positions for any of the reporting periods presented. The Company files tax returns in U.S. federal and state jurisdictions, including New Jersey, and is subject to audit by tax authorities beginning with the year ended October 31, 2009.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	January 31, 2013 (Unaudited)	October 31, 2012
Laboratory Equipment	$287,518	$287,518
Accumulated Depreciation	(214,042)	(209,450)
Net Property and Equipment	$73,476	$78,068

Depreciation expense for the three months ended January 31, 2013 and 2012 and the period from March 1, 2002 (inception) to January 31, 2013 was $4,592, $0 and $214,042, respectively.

4. INTANGIBLE ASSETS

Under the Penn license agreements, the Company is billed actual patent expenses as they are passed through from Penn and are billed directly from our patent attorney. The following is a summary of intangible assets as of the end of the following fiscal periods:

	January 31, 2013 (Unaudited)	October 31, 2012
License	$651,992	$651,992
Patents	2,466,119	2,422,409
Total intangibles	3,118,111	3,074,401
Accumulated Amortization	(699,349)	(660,646)
Intangible Assets	$2,418,762	$2,413,755

The expirations of the existing patents range from 2014 to 2023 but the expirations can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. No patent applications with future value were abandoned or expired and charged to expense in the three months ended January 31, 2013 or 2012. Amortization expense for licensed technology and capitalized patent cost is included in general and administrative expenses and aggregated $38,703, $35,409 and $781,345 for the three months ended January 31, 2013 and 2012 and for the period from March 1, 2002 (inception) to January 31, 2013, respectively.

Estimated amortization expense for the next five years is as follows:

Year ended October 31,
2013	105,000
2014	140,000
2015	140,000
2016	140,000
2017	140,000

5. ACCRUED EXPENSES:

The following table represents the major components of accrued expenses:

	January 31, 2013 (Unaudited)	October 31, 2012
Salaries and other compensation	$604,980	$774,001
Clinical Trial	56,468	56,468
Vendors	77,512	77,512
Consultants	32,200	32,200
Financing costs	159,970	174,970
Legal	41,165	214,902
Interest Payable	55,046	28,859
Other	23,500	8,500
	$1,050,841	$1,367,412

6. SHORT-TERM CONVERTIBLE NOTES & FAIR VALUE OF EMBEDDED DERIVATIVE

Convertible Notes payable consist of the following:

	January 31, 2013 (Unaudited)	October 31, 2012
October 2011 Note Financing	-	58,824
December 2011 Note Financing	-	131,928
May 2012 Note Financing	807,960	588,313
Bridge Notes	62,882	185,758
JMJ Financial	427,730	73,590
Hanover Holdings Note	280,034	362,791
Magna	-	333,086
Chris French	-	25,950
Asher	426,173	150,687
Yvonne Paterson	-	103,804
James Patton	185,426	78,909

Total Convertible Notes	2,190,205	2,093,640

Unamortized discount – Original Issue Discount (OID)	-	(4,541)

Current Portion of Convertible Notes	2,190,205	2,089,099

October 2011 Note Financing

  The notes issued by the Company in the offering completed in October 2011, which we refer to as the October 2011 Notes, matured on October 31, 2012. At October 31, 2012, there was one remaining October 2011 Note with an outstanding principal balance of $58,824.

During the three months ended January 31, 2013, pursuant to the terms of an Assignment Agreement, the Company delivered a convertible note, which we refer to as the Second Magna Exchange Note, to Magna Group, LLC, an affiliate of Hanover, which we refer to as Magna, in an aggregate principal amount of $58,824, convertible into shares of common stock, which bears interest at a rate of 6% per annum, which interest accrues, but does not become payable until maturity.

During the three months ended January 31, 2013, the Company converted the $58,824 in principal into 2,277,992 shares of our common stock at conversion prices ranging from $0.025287 to $0.026017, recording non-cash expense of approximately $70,000 to the loss on retirement account, on the statement of operations, for the difference between the amount of the principal converted and the fair value of the shares issued as a result of the conversion.

December 2011 Note Financing

At October 31, 2012, there was one remaining note that was issued by the Company in the offering completed in December 2011, which we refer to as the December 2011 Note, with an outstanding principal balance of $158,824, having an unamortized debt discount of $26,896.

During the three months ended January 31, 2013, pursuant to the terms of an Assignment Agreement, we delivered a convertible note to Magna in an aggregate principal amount of $170,589 (including the above $158,824 and a junior subordinated convertible promissory note in the amount of $11,765), convertible into shares of common stock, which bears interest at a rate of 6% per annum, which interest accrues, but does not become payable until maturity.

Accretion of the discount was $28,896 for the three months ended January 31, 2013, resulting in the December 2011 Note being recorded at its principal value of $158,824, on the balance sheet, prior to its assignment. During the three months ended January 31, 2013, the Company converted the $170,589 in principal into 6,110,944 shares of our common stock at a conversion price of $0.027915, recording non-cash expense of approximately $104,000 to the loss on retirement account, on the statement of operations, for the difference between the amount of principal converted and the fair value of the shares issued as a result of the conversion.

May 2012 Note Financings

Effective May 14, 2012, the Company entered into a Note Purchase Agreement, which we refer to as the May 2012 Notes, in which investors acquired $953,333 of our convertible promissory notes for an aggregate purchase price of approximately $715,000 in cash, representing an original issue discount of 25%. The May 2012 Notes are convertible into shares of our common stock at $0.15 per share. Additionally, investors received warrants, which the Company refers to as the May 2012 Warrants, to purchase such number of shares of our common stock equal to 50% of the number of shares of our common stock that would be issuable upon conversion of their May 2012 Notes at an exercise price of $0.15 per share. The May 2012 Notes mature on May 18, 2013. The Company may redeem the May 2012 Notes under certain circumstances. The May 2012 Warrants are exercisable at any time on or before May 18, 2017. The May 2012 Warrants may be exercised on a cashless basis under certain circumstances. As of January 31, 2013 the conversion price of the May 2012 Notes was $.0253 due to the anti-dilution provisions contained therein and the exercise price of the May 2012 Warrants was $.085 as a result of the price reset provisions contained therein.

The Company elected to apply the fair-value option to account for the May 2012 Notes and have recorded the May 2012 Notes at a fair value of $454,680 upon issuance. Unrealized losses on the mark-to-market of the May 2012 Notes which amounted to $681,383 for the period from the date of issuance or May, 14, 2012 through January 31, 2013 were recognized as a non-cash expense in the changes in fair value account on the statement of operations. Accretion of the discount, related to the original fair value of the associated warrants, was recognized through interest expense, amounting to $146,898 for the period from the date of issuance or May 14, 2012 through January 31, 2013.

In addition, as a result of the reset provisions discussed above, the May 2012 Warrants which have been recorded at a fair value of $291,400 on May 14, 2012, are being reflected as a warrant liability as of the date of issuance. At October 31, 2012, the warrant liability amounted to $112,487. As of January 31, 2013, the warrant liability amounted to $193,327, which resulted in a non-cash expense of approximately $80,840 for the three months ended January 31, 2013 and was recorded in the changes in fair value account on the statement of operations.

During the three months ended January 31, 2013, the Company converted $475,000 in principal into 18,784,353 shares of our common stock at a conversion price of $0.025287, recording non-cash expense of approximately $25,000 to the loss on retirement account, on the operations, for the difference between the amount of the principal converted and the fair value of the shares issued as a result of the conversion.

As of January 31, 2013, approximately $478,000 in principal remained outstanding on the May 2012 Notes.

Junior Subordinated Convertible Promissory Notes

The Company refers to all Junior Subordinated Convertible Promissory Notes as “Bridge Notes”.

The Bridge Notes are convertible into shares of the Company’s common stock at a fixed exercise price. For every dollar invested in the Company’s Bridge Notes, each investor received warrant coverage ranging from approximately 23% to 75%, subject to adjustments upon the occurrence of certain events as more particularly described below and in the form of warrant. As of October 31, 2012, substantially all of the Bridge Warrants had an exercise price of $0.15 per share. The Bridge Notes may be prepaid in whole or in part at the option of the Company without penalty at any time prior to the maturity date. The warrants may be exercised on a cashless basis under certain circumstances.

As of October 31, 2012, the Company had approximately $186,000 in principal outstanding on its junior subordinated convertible promissory notes with maturity dates ranging to May 12, 2012.

During the three months ended January 31, 2013, pursuant to the terms of various Assignment Agreements, the Company delivered convertible notes to Magna in aggregate principal amounts of $170,589 (including $11,765 of junior subordinated convertible promissory notes plus the above December 2011 Note in the principal amount of $158,824) and $111,111(consisting of one junior subordinated convertible promissory note), convertible into shares of common stock, which bears interest at a rate of 6% per annum, which interest accrues, but does not become payable until maturity. The Company converted the exchange note, which we refer to as the Third Magna Exchange Note, in the principal amount of $111,111 into 4,280,090 shares of our common stock at a conversion price of $0.02596 per share, recording non-cash expense of approximately $106,000 to the loss on retirement account, on the statement of operations, for the difference between the amount of the principal converted and the fair value of the shares issued as a result of the conversion.

As of January 31, 2013, approximately $63,000 in principal remained outstanding on the junior unsubordinated convertible promissory notes, with maturity dates ranging to October 22, 2011. These notes are currently in default and are recorded as current liabilities on our balance sheet at January 31, 2013.

JMJ Financial

On August 27, 2012, in a private placement pursuant to a Note Purchase Agreement, we issued JMJ Financial a convertible promissory note in the aggregate principal amount of $100,000 for a purchase price of $100,000, which we refer to as the JMJ August 2012 Note. As of October 31, 2012, the JMJ August 2012 Note remained outstanding.  Due to the conversion feature into a variable number of shares, the JMJ August 2012 Note is valued at fair value at each reporting period.  As of October 31, 2012, the fair value of the JMJ August 2012 Note was $73,590.

During the three months ended January 31, 2013, the Company converted the JMJ August 2012 Note totaling $100,000 into 3,092,973 shares of our common stock. The Company recorded non-cash income of approximately $96,000 upon conversion. This non-cash income was recorded to the gain on retirement account, on the statement of operations, representing the difference between the fair value of the JMJ August 2012 Note, as reported on the balance sheet, and the fair value of the shares issued as a result of the conversion.

On December 28, 2012, in a private placement pursuant to a note purchase agreement, we issued JMJ Financial a one month convertible promissory note, which we refer to as the JMJ December 2012 Note, in the aggregate principal amount of $100,000 for a purchase price of $100,000. If repaid before January 31, 2013, the principal amount of the JMJ December 2012 Note would be $125,000. If the JMJ December 2012 Note was to be rolled into a future financing, the principal amount would be $115,000.

As of January 31, 2013, the JMJ December 2012 Note remained outstanding. The JMJ December 2012 Note is initially convertible at a per share conversion price equal to 70% of the lowest closing price in the 25 days prior to conversion. In recording the JMJ December 2012 Note, at fair value, as of January 31, 2013, the Company recorded non-cash expense of approximately $328,000. Due to the conversion feature into a variable number of shares the JMJ December 2012 Note is valued at fair value at each reporting period.  As of January 31, 2013, the fair value of the JMJ December 2012 Note was $427,730. Because the JMJ December 2012 Note matures within one year, it has been classified as a current liability on the balance sheet as of January 31, 2013.

Hanover Holdings Notes

On September 19, 2012, in a private placement pursuant to a Note Purchase Agreement, the Company issued Hanover Holdings I, LLC, which the Company refers to as Hanover, a convertible promissory note in the aggregate principal amount of $132,500, for a purchase price of $132,500, which the Company refers to as the Initial Hanover PIPE Note. On October 19, 2012, in a private placement pursuant to a note purchase agreement, the Company issued Hanover a convertible promissory note in the aggregate principal amount of $132,500, for a purchase price of $132,500, which the Company refers to as the Second Hanover PIPE Note, which, together with the Initial Hanover PIPE Note the Company refers to as the Hanover PIPE Notes.

On December 6, 2012, in a private placement pursuant to a note purchase agreement, the Company issued Hanover a convertible promissory note in the aggregate principal amount of $100,000 for a purchase price of $100,000, which the Company refers to as the Hanover December 2012 Note. The Hanover December 2012 Note bears interest at a rate of 12% per annum, which interest accrues, but does not become payable until maturity or acceleration of the principal of such Hanover December 2012 Note. The Hanover December 2012 Note is convertible into shares of our common stock at a conversion price of $0.03 per share. On December 5, Hanover exchanged the Initial Hanover PIPE Notes for convertible notes in the form of the Hanover December 2012 Note in all material respects (other than date of issuance, exchange date, the maturity date of May 19, 2012 solely with respect to the exchanged Hanover PIPE Note issued in exchange for the Initial Hanover PIPE Note and the maturity date of June 19, 2013 solely with respect to the exchanged Hanover PIPE Note issued in exchange for the Second Hanover PIPE Note) that also are convertible into shares of our common stock at a conversion price of $0.03 per share, which the Company refers to as the Exchanged Hanover PIPE Notes. In addition, on December 6, 2012, the Company issued Hanover a convertible promissory note in the aggregate principal amount of $100,000, which the Company refers to as the Hanover December 2012 Note. Each of the Hanover December 2012 Note and the Exchanged Hanover PIPE Notes are subject to limitations on conversion if after giving effect to such conversion Hanover would beneficially own more than 4.99% of our common stock.

Due to the fixed conversion price of $0.03, the Company reversed fair value adjustments taken in the period ended October 31, 2012 resulting in the Hanover PIPE Notes being recorded on the balance sheet at principal value. Then, the Company recorded beneficial conversion features in the aggregate principal amount of $122,092 as a discount to these notes. Accretion of the discounts amounted to $37,125 for the three months ended January 31, 2013, resulting in Hanover Notes being recorded at $280,034 on the balance sheet as of January 31, 2012.

Magna Note

As of October 31, 2012, the Magna Exchange Note was recorded at a fair value of $333,086 on the balance sheet.

During the three months ended January 31, 2013, Magna converted the remaining approximately $300,000 in principal into 10,124,026 shares of our common stock at prices ranging from $0.0257 to $0.0331, resulting in non-cash expense for the period of approximately $44,000 resulting from the difference between the amount of principal converted and the fair value of the shares issued as a result of the conversion. As of January 31, 2013, the Magna Exchange Note had been converted in full.

Asher

On September 11, 2012, in a private placement pursuant to a Note Purchase Agreement, the Company issued Asher Enterprises, Inc, which it refers to as Asher, a convertible promissory note in the aggregate principal amount of $103,500, for a purchase price of $100,000, which it refers to as the Asher Note. The Asher Note bears interest at a rate of 8%, which interest accrues, but does not become payable until maturity or acceleration of the principal of the Asher Note. The Asher Note is convertible into shares of our common stock at a conversion price equal to 61% of the arithmetic average of the five lowest closing trading prices for the common stock during the 10 trading day period ending on the latest complete trading day prior to the applicable conversion date. The Asher Note matures on June 13, 2013, nine months from its issuance date. The Asher Note may be converted by Asher, at its option, in whole or in part. The Asher Note includes a limitation on conversion, which provides that at no time will Asher be entitled to convert any portion of the Asher Note, to the extent that after such conversion, Asher (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of the common stock as of such date.

Unrealized losses on the mark-to-market of the Asher Note which amounted to $47,187, for the period from the date of issuance were recorded as non-cash expense for the period ended October 31, 2012. Unrealized losses on the mark-to-market of the Asher Note for the three months ended January 31, 2013, amounted to $42,130.

On November 12, 2012, in a private placement pursuant to a note purchase agreement, we issued Asher a convertible promissory note in the aggregate principal amount of $153,500, for a purchase price of $150,000, which we refer to as the Second Asher Note. The Second Asher Note bears interest at a rate of 8%, which interest accrues, but does not become payable until maturity or acceleration of the principal of the Second Asher Note. The Second Asher Note is convertible into shares of our common stock at a conversion price equal to 65% of the arithmetic average of the five lowest closing trading prices for the common stock during the 10 trading day period ending on the latest complete trading day prior to the applicable conversion date. The Second Asher Note matures on June 13, 2013, nine months from its issuance date. The Second Asher Note may be converted by Asher, at its option, in whole or in part. The Second Asher Note includes a limitation on conversion, which provides that at no time will Asher be entitled to convert any portion of the Second Asher Note, to the extent that after such conversion, Asher (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of the common stock as of such date.

Unrealized losses on the mark-to-market of the Second Asher Note which amounted to $79,856, for the period from the date of issuance were recorded as non-cash expense for the period ended January 31, 2013.

Chris French

During the three months ended January 31 2013, the Company converted principal of $25,000 of a note issued to Chris French plus accrued interest of approximately $633, into 565,847 shares of our common stock at a conversion price of $0.045 per share. In addition, the Company issued a warrant in the amount of 282,924 shares, which expires on October 26, 2015 and revalued the warrant liability, at January 31, 2013, with an exercise price of $0.045, resulting in non-cash expense of approximately $21,000 resulting from the difference between the fair value of the note as shown on the balance sheet plus accrued interest to-date and the fair value of the shares issued as a result of the conversion.

Yvonne Paterson

During the three months ended January 31 2013, the Company converted principal of $100,000 of a note issued to Yvonne Paterson plus accrued interest of approximately $2,532, into 2,263,389 shares of our common stock at a conversion price of $0.045 per share. In addition, the Company issued a warrant in the amount of 1,131,695 shares, which expires on October 26, 2015 and revalued the warrant liability, at January 31, 2013, with an exercise price of $0.045, resulting in non-cash expense of approximately $32,000 resulting from the difference between the fair value of the note as shown on the balance sheet plus accrued interest to-date and the fair value of the shares issued as a result of the conversion.

James Patton

On August 2, 2012, in a private placement pursuant to a Note Purchase Agreement, we issued Dr. James Patton, a member of our board of directors, a convertible promissory note, which we refer to as the Patton Note in the principal amount of $66,667 for a purchase price of $50,000. The Patton Note was issued with an original issue discount of 25%. Dr. Patton paid $0.75 for each $1.00 of principal amount of the Patton Note purchased. The Patton Note is convertible into shares of our common stock at a per share conversion price equal to $0.025287 and is subject to “full ratchet” anti-dilution protection upon certain equity issuances below $0.025287 per share (as may be further adjusted). Additionally, Dr. Patton received a warrant, which we refer to as the Patton Warrant, to purchase such number of shares of our common stock equal to 50% of such number of shares of our common stock issuable upon conversion of the Patton Note at an exercise price of $0.085 per share. The Patton Note matures on August 2, 2013. We may redeem the Patton Note under certain circumstances. The Patton Warrant is exercisable at any time on or before August 2, 2017. The Patton Warrant may be exercised on a cashless basis under certain circumstances. The Patton Note and the Patton Warrant each include a limitation on conversion or exercise, as applicable, which provides that at no time will Dr. Patton be entitled to convert any portion of the Patton Note or Patton Warrant, to the extent that after such conversion or exercise, as applicable, Dr. Patton (together with his affiliates) would beneficially own more than 4.99% of the outstanding shares of the common stock as of such date.

As of January 31, 2013, the Patton Warrants had a fair value of $14,044, resulting in non-cash expense of approximately $6,000 for the three months ended January 31, 2013 resulting from an increase in the Black-Scholes value of the warrant liability. In addition, unrealized losses on the mark-to-market of the note which amounted to approximately $103,000, for the three months ended January 31, 2013, were recorded as non-cash expense.

Accretion of the discount amounted to $3,355, for the three months ended January 31, 2013.

7. NOTES PAYABLE-OFFICER:

Moore Notes

The Company has agreed to sell senior promissory notes, which we refer to as the Moore Notes, to Mr. Moore, our chief executive officer, from time to time, under an agreement which we refer to as the Moore Agreement. The Moore Notes bear interest at the rate of 12% per annum. Currently, under the terms of the amended and restated Moore Notes, the maturity date is the earlier of (i) the date of consummation of an equity financing in an amount of $6.0 million or more or (ii) the occurrence of any event of default as defined in the Moore Notes. As of October 31, 2012, the Company owed Mr. Moore approximately $477,000 in principal and interest under the Moore Notes.

 For the three months ended January 31, 2013, Mr. Moore loaned the Company $3,800 under the Moore Notes. The Company paid Mr. Moore no principal on the Moore Notes for the three months ended January 31, 2013.  For the three months ended January 31, 2013 and 2012 as well as the period from inception, the Company recorded interest expense of $9,530, $8,257 and $309,552 respectively. As of January 31, 2013 and October 31, 2012, respectively, the Company was not in default   under the terms of the Moore Agreement. The Company intends to repay Mr. Moore when funds are sufficiently available. As of January 31 2013, the Company owed Mr. Moore approximately $491,000 in principal and interest under the Moore Notes.

8. NOTES PAYABLE-OTHER:

JLSI, LLC

On July 21, 2012, the Company received $250,000 from JLSI, LLC in return for issuing a promissory note in the principal amount of $250,000, which bears interest at 33% per annum, compounded annually and which matured on December 31, 2012 (“July 2012 Note”). This note still remains outstanding. The Company has recorded approximately $37,000 in interest related to this promissory note, through December 31, 2012.

On March 10, 2013 the Company entered into an Exchange Agreement with JLSI, LLC to exchange the July 2012 Note in the principal amount of $250,000 plus interest of approximately $37,000 for common stock, par value $.001 per share . On December 31, 2012 the parties agreed to prepare the Exchange Agreement with a fixed conversion price of $.03 per share, the market closing price of the Company’s common stock on December 31,2012. The Company expects to issue 9,561,416 shares during the second fiscal quarter of 2013.

9. LONG-TERM CONVERTIBLE NOTE

Tonaquint Note

On December 13, 2012, the Company entered into an agreement, which the Company refers to as the Tonaquint Purchase Agreement, with Tonaquint, Inc., which the Company refers to as Tonaquint, whereby the Company issued Tonaquint a secured convertible promissory note for the initial principal sum of $890,000, which the Company refers to as the Tonaquint Note. The Tonaquint Note bears interest at a rate of 8% and is due 26 months after its issue date. The Tonaquint Note can be converted at a fixed price of $0.16 per share but is subject to reduction in the event that we issue shares below the conversion price of $0.16 after six months has elapsed after the date of the closing.

On the closing date, Tonaquint (i) funded $400,000 in cash, (ii) issued a secured note in the principal amount of $200,000, which the Company refers to as Note 1, and (iii) issued an additional secured note in the principal amount of $200,000, which the Company refers to as Note 2. Note 1 bears interest at a rate of 5% and is due on the earlier of (i) 60 days following the maturity date under the Tonaquint Note, and (ii) the later of (A) 8 months after the closing date under the Tonaquint Purchase Agreement and (B) satisfaction of certain payment conditions. Note 2 bears interest at a rate of 5% and is due on the earlier of (i) 60 days following the maturity date under the Tonaquint Note, and (ii) the later of (A) 10 months after the closing date under the Tonaquint Purchase Agreement and (B) satisfaction of certain payment conditions.

The Company has agreed to make installment payments on the Tonaquint Note beginning 6 months after closing in cash or in stock. If the Company chooses to make installment payments in stock, then such stock will be issued at a price per share equal to 80% of the average of the 5 lowest daily closing bid prices for the common stock during the 20 consecutive trading days prior to the installment date. Tonaquint has the right to receive additional shares if the market price of our common stock is lower than the price per share of our common stock on the installment date.

As of January 31, 2013, the Tonaquint Note was recorded at $444,044, which reflects an Original Issue Discount (OID) discount of 9.1%, pursuant to the terms of the Tonaquint Note, or $44,004. A portion of the OID, in the amount of $3,538, was amortized to interest expense, leaving a remaining OID balance of $40,566, as of January 31, 2013. The Company recorded this note on the balance sheet at $403,438 ($444,004 less unamortized OID of $40,566).

10. DERIVATIVE INSTRUMENTS

Warrants

As of January 31, 2013, there were outstanding warrants to purchase 125,154,408 shares of our common stock with exercise prices ranging from $0.045 to $0.17 per share. Information on the outstanding warrants is as follows:

Type	Exercise Price	Amount	Expiration Date	Type of Financing
Exchange warrants-nonexercisable	$0.15	34,791,156	October 2014	July 2012 Warrant Exchanges
Common Stock Purchase Warrant	$0.15	3,578,949	May 2015	May 2011 Convertible Debt Financing
Common Stock Purchase Warrant	$0.15	1,453,553	October 2014-October 2015	October 2011 Convertible Debt Financing
Common Stock Purchase Warrant	$0.15	2,213,234	January 2015-January 2016	December 2011 Convertible Debt Financing
Common Stock Purchase Warrant	$0.085	2,777,777	May 2017	May 2012 Convertible Debt Financing
Common Stock Purchase Warrant	$0.1399-0.17	25,400,659	January 2013-April 2015	Bridge Notes
Common Stock Purchase Warrant	$0.15	46,956	N/A	Vendor & Other
Common Stock Purchase Warrant	$0.085-0.15	3,735,430	May 2014 – May 2017	Placement Agent – Convertible Debt Financing
Common Stock Purchase Warrant	0.045-0.085	1,919,764	October 2015-August 2017	August – September 2012 Convertible Promissory Notes
Common Stock Purchase Warrant	0.15	23,676,930	December 2014	Tonaquint Promissory Note
	Subtotal:	99,594,408
Common Stock Purchase Warrant	TBD (1)	25,560,000	April 2014	Preferred Stock Agreement (4/04/2011)
	Grand Total	125,154,408

(1)	During December 2011, the Company unreserved for issuance shares related to the preferred stock warrants. If exercisable, exercise price means an amount per warrant share equal to the closing sale price of a share of common stock on the applicable tranche notice date.

As of October 31, 2012, there were outstanding warrants to purchase 100,322,588 shares of our common stock with exercise prices ranging from $0.053 to $0.17 per share. Information on the outstanding warrants is as follows:

Type	Exercise Price	Amount	Expiration Date	Type of Financing
Exchange warrants-nonexercisable	$0.15	34,791,156	October 2014	July 2012 Warrant Exchanges
Common Stock Purchase Warrant	$0.15	3,578,949	May 2015	May 2011 Convertible Debt Financing
Common Stock Purchase Warrant	$0.15	1,453,553	October 2014-October 2015	October 2011 Convertible Debt Financing
Common Stock Purchase Warrant	$0.15	2,213,234	January 2015-January 2016	December 2011 Convertible Debt Financing
Common Stock Purchase Warrant	$0.15	2,777,777	May 2017	May 2012 Convertible Debt Financing
Common Stock Purchase Warrant	$0.1495-0.17	24,754 ,595	January 2013-April 2015	Bridge Notes
Common Stock Purchase Warrant	$0.15	46,956	N/A	Vendor & Other
Common Stock Purchase Warrant	$0.15	3,735,430	May 2014 – May 2017	Placement Agent – Convertible Debt Financing
Common Stock Purchase Warrant	0.0530-0.15	1,410,938	October 2015-August 2017	August – September 2012 Convertible Promissory Notes
	Subtotal:	74, 762,588
Common Stock Purchase Warrant	TBD (1)	25,560,000	April 2014	Preferred Stock Agreement (4/04/2011)
	Grand Total	100,322,588

(1)	During December 2011, the Company unreserved for issuance shares related to the preferred stock warrants. If exercisable, exercise price means an amount per warrant share equal to the closing sale price of a share of common stock on the applicable tranche notice date.

At both January 31, 2013 and October 31, 2012, the Company had approximately 15.1 million of its outstanding warrants classified as equity (equity warrants). At issuance, equity warrants are recorded at their relative fair values, using the Relative Fair Value Method, in the shareholders’ equity section of the balance sheet. Its equity warrants can only be settled through the issuance of shares and are not subject to anti-dilution provisions.

As of January 31, 2013, the Company had approximately 110 million of its total 125.1 million outstanding warrants classified as liability warrants (common stock warrant liability). The fair value of the warrant liability, as of January 31, 2013 was approximately $3.4 million. At October 31, 2012, the Company had approximately 85.2 million of its total 100.3 million outstanding warrants classified as liability warrants (common stock warrant liability). The fair value of the warrant liability, as of October 31, 2012, was approximately $0.4 million. In fair valuing the warrant liability, at January 31, 2013 and 2012, the Company used the following inputs in its Black-Scholes Model (BSM Model):

	(Unaudited) January 31, 2013	October 31, 2012

Exercise Price:	$ 0.045-0.17	$ 0.053-0.17

Stock Price	0.072	0.045

Expected term:	84-1769 days	81-1736 days

Volatility %	87.77%-180.89%	66.51%-146.78%

Risk Free Rate:	.06%-.26%	.09-.56%

Warrant Liability

As of January 31, 2013, the Company had approximately 110 million of its total approximately 125.1 million total warrants classified as liabilities (liability warrants). Of these 110 million liability warrants, approximately 75.2 million warrants are outstanding and 34.8 million warrants are exchange warrants – nonexercisable. The Company utilizes the BSM Model to calculate the fair value of these warrants at issuance and at each subsequent reporting date. For those warrants with exercise price reset features (anti-dilution provisions), the Company computes multiple valuations, each quarter, using an adjusted BSM model, to account for the various possibilities that could occur due to changes in the inputs to the BSM model as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). The Company effectively weights each calculation based on the likelihood of occurrence to determine the value of the warrants at the reporting date. Approximately 14.0 million of our 110 million liability warrants are subject to anti-dilution provisions. A certain number of liability warrants contain a cash settlement provision in the event of a fundamental transaction (as defined in the common stock purchase warrant). Any changes in the fair value of the warrant liability (i.e. - the total fair value of all outstanding liability warrants at the balance sheet date) between reporting periods will be reported on the statement of operations.

 As of January 31, 2013 and October 31, 2012, the fair value of the warrant liability was approximately $3.4 million and $434,000, respectively. For the three months ended January 31, 2013 and 2012, the Company reported expense of approximately $2.95 million and income of approximately$0.9 million, respectively, due to changes in the fair value of the warrant liability.

Exercise of Warrants

During the three months ended January 31, 2013, no warrants were exercised by investors.  During the three months ended January 31, 2012, investors in the Company exercised 2,745,097 warrants at a price of $0.15 per share, resulting in total proceeds to the Company of approximately $412,000.

Warrants with Anti-Dilution Provisions

Some of our warrants (approximately 14.0 million) contain anti-dilution provisions originally set at $0.20 with a term of five years. As of January 31, 2013, these warrants had an exercise price of approximately $0.14. As of October 31, 2012, these warrants had an exercise price of approximately $0.15. If the Company issues any common stock , except for exempt issuances as defined in the warrant for consideration less than the exercise price then the exercise price and the amount of warrant shares available would be adjusted to a new price and amount of shares per the “ weighted average” formula included in the warrant. The anti-dilution provision requires the Company to issue approximately 901,000 additional warrant shares; and the exercise price to be lowered to a de minimis amount ($0.1399). Any future financial offering or instrument issuance below the current exercise price will cause further anti-dilution and re-pricing provisions in approximately 14.0 million of our total outstanding warrants.

For those warrants with exercise price reset features (anti-dilution provisions), the Company computes multiple valuations, each quarter, using an adjusted BSM model, to account for the various possibilities that could occur due to changes in the inputs to the BSM model as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). The Company utilized different exercise prices of $0.1399 and $0.10, weighting the possibility of warrants being exercised at $0.1399 between 40% and 50% and warrants being exercised at $0.10 between 60% and 50%.

As of January 31, 2013, there were outstanding warrants to purchase 90,363,252 shares of our common stock and exchange warrants - nonexercisable to purchase 34,791,156 shares of our common stock with exercise prices ranging from $0.045 to $0.17 per share.

11. STOCK OPTIONS:

The Company has one active stock and cash-based incentive plan, the 2011 Omnibus Incentive Plan, which we refer to as the Incentive Plan, pursuant to which the Company has granted stock options to executive officers, directors, employees and consultants. The Incentive Plan was adopted on August 22, 2011 and approved by the shareholders on September 27, 2011. An aggregate of 20,000,000 shares of our common stock (subject to adjustment by the compensation committee) are reserved and available for delivery under the Incentive Plan. On August 13, 2012, at our annual meeting, shareholders ratified and approved an amendment to our Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan to 45,000,000. As of January 31, 2013, the Company had granted 17,120,000 options to employees and consultants, at an exercise price, of approximately $0.15.

The Incentive Plan supersedes all of the Company’s previous stock option plans, which include the 2004 Stock Option Plan, the 2005 Stock Option Plan and the 2009 Stock Option plan under which the Company had options to purchase 2,381,525, 5,444,000 and 19,341,899 shares of common stock. The terms and conditions of the options outstanding under these plans remain unchanged. As of January 31, 2013, the Company had outstanding options of 44,287,424.

Total compensation cost for our stock plans recognized in the statement of operations for the three months ended January 31, 2013 was approximately $263,000, of which approximately $110,000 was included in research and development expenses and approximately $153,000 was included in general and administrative expenses. For the three months ended January 31, 2012, total compensation cost for our stock plans recognized in the statement of operations was approximately $300,000 of which approximately $135,000 was included in research and development expenses and approximately $165,000 was included in general and administrative expenses, respectively.

The fair value of options granted for the three months ended January 31, 2013 and 2012 amounted to $0 and $2,539,792, respectively.

As of January 31, 2013, there was approximately $1,784,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining average vesting period of 1.75 years.

A summary of changes in the stock option plan for three months ended January 31, 2013 is as follows:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at October 31, 2012:	44,807,424	$0.16
Granted	-	$0.15
Exercised	-	—
Expired	(520,000)	0.15
Outstanding at January 31, 2013	44,287,424	$0.16
Vested and Exercisable at January 31, 2013	31,411,086	$0.15

2011 Employee Stock Purchase Plan

Our board of directors adopted the Advaxis, Inc. 2011 Employee Stock Purchase Plan, which we refer to as the ESPP, on August 22, 2011, and our shareholders approved the ESPP on September 27, 2011. The ESPP allows employees to purchase common stock of the Company at an 85% discount to the market price on designated exercise dates. Employees were eligible to participate in the ESPP beginning December 30, 2011. 5,000,000 shares of our common stock are reserved for issuance under the ESPP.

During the three months ended January 31, 2013, approximately $8,769 was withheld from employees, on an after-tax basis, in order to purchase approximately 208,000 shares of our common stock in February 2013.During the three months ended January 31, 2012, approximately $2,200 was withheld from employees, on an after-tax basis, in order to purchase 15,862 shares of our common stock in February 2012.

12. COMMITMENTS AND CONTINGENCIES

University of Pennsylvania

On May 10, 2010, we entered into a second amendment to the Penn license agreement pursuant to which we acquired exclusive licenses for an additional 27 patent applications related to our proprietary Listeria vaccine technology.   As part of this amendment we exercised our option for the rights to seven additional patent dockets, including 23 additional patent applications, at an option exercise fee payable in the form of $35,000 in cash and $70,000 in our common stock (approximately 388,889 shares of our common stock based on a price of $0.18 per share) and agreed to pay historical patent costs incurred by Penn at a cost of approximately $462,000. As of January 31, 2013, the Company owed Penn approximately $592,000 under all licensing agreements.

Numoda

On June 19, 2009 we entered into a Master Agreement and on July 8, 2009 we entered into a Project Agreement with Numoda Corporation, which we refer to as Numoda, a leading clinical trial and logistics management company, to oversee Phase II clinical activity with ADXS11-001 for the treatment of invasive cervical cancer and CIN.  Numoda will be responsible globally for integrating oversight and logistical functions with the clinical research organizations, contract laboratories, academic laboratories and statistical groups involved.  The scope of this agreement covers over three years and is estimated to cost approximately $12.2 million   for both trials. Pursuant to the Master Agreement, the Company is permitted to pay a portion of outstanding charges to Numoda in the form of the Company’s common stock and during May 2010, the Company issued 3,500,000 shares of its common stock to an affiliate of Numoda in satisfaction of $350,000 in services rendered by Numoda to the Company under the Master Agreement. The Company has recorded deferred expenses on the balance sheet for this amount and amortizes this amount to expense over the life of the agreement. As the Company is billed by Numoda on a monthly basis, these costs are capitalized to deferred expenses. As the clinical trials progress in terms of patient enrollment and time, the Company reduces the deferred expense balance and recognizes clinical trials expense on the statement of operations. From inception through January 31, 2013, the Company has paid Numoda approximately $7.6 million.

As of January 31, 2013, the Company owed Numoda approximately $586,000, which is recorded in our Accounts Payable.

Numoda- Socius Stock Issuance

On July 24, 2012, the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida entered an Order Approving Stipulation for Settlement of Claim, which the Company refers to as the Order, in the matter titled Socius CG II, Ltd. v. Advaxis, Inc. The Order, together with the Stipulation for Settlement Claim, which the Company refers to as the Stipulation, provide for the full and final settlement of Socius’s $2,888,860 claim against the Company ($1.8 million claim from Numoda plus approximately $1 million in transaction related costs) in connection with past due invoices relating to clinical trial services, which the Company refers to as the Claim. Socius purchased approximately $1.8 million of the Claim against us from Numoda Corporation.

Pursuant to the terms of the Order and the Stipulation, the Company issued and delivered to Socius an aggregate of 24,681,069 shares of our common stock for the entire Claim, which are subject to adjustment as described in the Stipulation. During the three months ended January 31, 2013, the Company recorded non-cash income of approximately $615,000 related to the issuance of stock to Socius in settlement of the Claim.

Office & Laboratory Lease

In April 2011, the Company entered into a Sublease Agreement and relocated the current offices and laboratory to an approximately 10,000 square foot leased facility in Princeton, NJ which approximate $21,000 per month plus utilities. Utility costs are estimated to be approximately $7,200 per month and are capped at approximately $10,700 per month.  The Company made an initial payment of approximately $54,000 prior to entering the new facility.  Approximately $38,000 of the initial $54,000 payment was for the security deposit and was recorded on the balance sheet as a long-term asset. The Sublease Agreement has a termination date of November 29, 2015. The Company expects its annual lease costs to approximate $337,000 per year (approximately $1.02 million in the aggregate) until the termination of this agreement in November 2015.

Other

Pursuant to a Clinical Research Service Agreement, executed in April 2005, the Company is obligated to pay Pharm–Olam International for service fees related to our Phase I clinical trial. As of January 31, 2013, the Company has an outstanding balance of $223,620 on this agreement.

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

13. SHAREHOLDERS’ EQUITY

Equity Enhancement Program

On October 26, 2012, we entered into a Common Stock Purchase Agreement, which we refer to as the Hanover Purchase Agreement, with Hanover, which requires Hanover to purchase up to $10.0 million of shares of our common stock over the 24-month term following the effectiveness of the resale registration statement. The purchase price for such shares of common stock will be the higher of (i) the minimum price, which we refer to as the Floor Price, set forth in our notice electing to effect such issuance, and (ii) 90% of the arithmetic average of the five lowest closing sale prices of the common stock during the applicable ten trading day pricing period (or, if less, the arithmetic average of all trading days with closing sale prices in excess of the Floor Price), subject to adjustment. Each trading day with a closing sale price less than the Floor Price is excluded from the calculation of the purchase price and automatically reduces the number of trading days in the applicable pricing period.

In consideration for Hanover’s execution and delivery of the Hanover Purchase Agreement, in connection with the execution and delivery of the Hanover Purchase Agreement, we have issued Hanover 3,500,000 Commitment Fee Shares in November 2012. The Company recognized non-cash expense of approximately $157,000 related to the issuance of the Commitment Fee Shares in the current period. We have also agreed to issue Hanover additional Maintenance Fee Shares of our common stock in the event that no shares of common stock have been purchased or sold pursuant to the Hanover Purchase Agreement during any calendar quarter during the 24 month term per the terms of the Hanover Purchase Agreement.

The Hanover Purchase Agreement provides for indemnification of Hanover and its affiliates in the event that we breach any of our representations and warranties under the Hanover Purchase Agreement.

In connection with the Hanover Purchase Agreement, on October 26, 2012, we entered into a registration rights agreement, which we refer to as the Hanover Registration Rights Agreement, with Hanover, and granted to Hanover certain registration rights related to the Commitment Fee Shares, the Maintenance Fee Shares, and the shares issuable under the Hanover Purchase Agreement. Under the Hanover Registration Rights Agreement, we filed with the SEC a registration statement for the purpose of registering the resale of the common stock issued to Hanover.

During the three months ended January 31, 2013, the Company sold 11,390,514 shares of our common stock for proceeds totaling $350,632.

Ironridge Settlement

On December 20, 2012, the Superior Court of the State of California for the County of Los Angeles Central District entered an Order for Approval of Stipulation for Settlement of Claims, which we refer to as the Order, in the matter titled Ironridge Global IV, Ltd. vs. Advaxis, Inc. The Order, together with the Stipulation for Settlement of Claims, which we refer to as the Stipulation, dated December 19, 2012, between us and Ironridge Global IV, Ltd., which we refer to as Ironridge, provides for full and final settlement of Ironridge’s $692,761 claim against us in connection with past due invoices relating to attorney fees, which Ironridge purchased pursuant to a Receivable Purchase Agreement, dated December 14, 2012, which we refer to as the Claim. Pursuant to the terms of the Order and the Stipulation, we are obligated to issue 33,389,663 shares of our common stock to settle the $692,761 owed. On December 21, 2012, we issued and delivered to Ironridge 45,000,000 shares of our common stock, par value $0.001 per share. Accordingly, Ironridge returned 11,610,337 shares of our common stock on January 30, 2013.

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

Pursuant to the Series B Purchase Agreement, on July 19, 2010, the Company issued to an affiliate of Optimus a three-year warrant to purchase up to 40,500,000 shares of the Company’s common stock (the “Warrant Shares”), at an initial exercise price of $0.25 per share, subject to adjustment as described below.  The warrant consists of and is exercisable in tranches, with a separate tranche being created upon each delivery of a tranche notice under the Series B Purchase Agreement. On each tranche notice date, that portion of the warrant equal to 135% of the tranche amount will vest and become exercisable, and such vested portion may be exercised at any time during the exercise period on or after such tranche notice date. On and after the first tranche notice date and each subsequent tranche notice date, the exercise price of the warrant will be adjusted to the closing sale price of a share of the Company’s common stock on the applicable tranche notice date. The exercise price of the warrant may be paid (at the option of the affiliate of Optimus) in cash or by its issuance of a four-year, full-recourse promissory note, bearing interest at 2% per annum, and secured by a specified portfolio of assets. However, such promissory note is not due or payable at any time that (a) the Company is in default of any preferred stock purchase agreement for Series B Preferred Stock or any warrant issued pursuant thereto, any loan agreement or other material agreement or (b) there are any shares of the Series B Preferred Stock issued or outstanding. In addition, the Company redeemed two hundred twenty-six (226) shares of Series B Preferred Stock held by the Investor for an aggregate redemption price of $3,141,004 consisting of (i) cash in an amount of $76,622 and (ii) cancellation of certain promissory notes issued by an affiliate of the Investor to the Company in the aggregate amount of $3,051,000 and accrued interest of approximately $13,382.  This resulted in a net promissory note receivable of $9,998,210 as of October 31, 2011. The Company also recorded $50,401 and $485,812 in accrued interest on the promissory notes through the three months ended January 31, 2013 and the twelve months ended October 31, 2012, respectively. The value of the Promissory Note and Interest Receivable was $10,534,424 and $10,484,022 as of January 31, 2013 and October 31, 2012, respectively. The promissory bears interest at 2 % per annum which is credited directly to capital.

On April 4, 2011,the Company and Optimus  entered into an amendment to the Preferred Stock Purchase Agreement dated July 19, 2010  between the Company and Optimus.  Under the amendment Optimus  remains obligated, from time to time until July 19, 2013, to purchase up to an additional 284 shares of non-convertible, redeemable Series B Preferred Stock, $0.001 par value per share at a purchase price of $10,000 per share upon notice from the Company to the Investor, subject to the satisfaction of certain conditions set forth in the Purchase Agreement.

In order to satisfy certain conditions set forth in the Preferred Stock Purchase Agreement that would allow the Company to require the Investor to purchase the remaining shares of Series B Preferred Stock under the Preferred Stock Purchase Agreement, the Amendment provides that, among other things, the Company will issue to the Holder a three-year warrant (the “ Additional Warrant ”) to purchase up to an additional 25,560,000 shares of the Company’s common stock, at an initial exercise price of $0.15 per share, subject to adjustment as described below.  The Additional Warrant will become exercisable on the earlier of (i) the date on which a registration statement registering for resale the shares of the Company’s common stock issuable upon exercise of the Additional Warrant (the “ Warrant Shares ”) becomes effective and (ii) the first date on which such Warrant Shares are eligible for resale without limitation under Rule 144 (assuming a cashless exercise of the Additional Warrant).  The Additional Warrant consists of and is exercisable in tranches, with a separate tranche being created upon each delivery of a tranche notice under the Preferred StockPurchase Agreement.  On each tranche notice date, that portion of the Additional Warrant equal to 135% of the tranche amount will vest and become exercisable, and such vested portion may be exercised at any time during the exercise period on or after such tranche notice date.  On and after the first tranche notice date and each subsequent tranche notice date, the exercise price of the Additional Warrant will be adjusted to the closing sale price of a share of the Company’s common stock on the applicable tranche notice date.  The exercise price of the Additional Warrant may be paid (at the option of the Investor) in cash or by the Investor’s issuance of a four-year, full-recourse promissory note (each, a “ Promissory Note ”), bearing interest at 2% per annum, and secured by specified portfolio of assets.  However, no Promissory Note will be due or payable at any time that (a) the Company is in default of any preferred stock purchase agreement for Series B Preferred Stock or any warrant issued pursuant thereto, any loan agreement or other material agreement or (b) there are any shares of the Company’s Series B Preferred Stock issued or outstanding.  The Additional Warrant also provides for cashless exercise in certain circumstances. If a “Funding Default” (as such term is defined in the Additional Warrant) occurs and the Additional Warrant has not previously been exercised in full, the Company has the right to demand surrender of the Additional Warrant (or any remaining portion thereof) without compensation, and the Additional Warrant will automatically be cancelled.

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

As of January 31, 2013, the Series B preferred stock had a liquidation preference of $9,907,570 comprised of $10,000 per share plus the total of the cumulative accrued dividends in the amount of $2,507,570. At October 31, 2012 the Series B preferred stock had a liquidation preference of $9,722,570 comprised of $10,000 per share plus the total of the cumulative accrued dividends in the amount of $2,322,570. During the three months ended January 31, 2013 and 2012 and the period from March 1, 2002 (date of inception) to January 31, 2013, the Company accrued dividends of $185,000, $185,000 and $2,507,570 respectively.

On April 4, 2011, the Company and the Holder also entered into an Amended and Restated Security Agreement to ensure that any Promissory Note issued upon exercise of the Additional Warrant will be entitled to the benefits of the security and collateral provisions of the Security Agreement dated as of July 19, 2010.

During the three months ended January 31, 2013 and 2012, the Company did not sell any preferred shares to Optimus.

As of both January 31, 2013 and October 31, 2012, the Company continued to have 284 shares of its Series B Preferred Stock available for sale to Optimus at a gross purchase price of $10,000.

14.    FAIR VALUE

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

•   Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

The following table provides the liabilities carried at fair value measured on a recurring basis as of January 31, 2013:

January 31, 2013	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $0.045 - $0.17 from October 2012 through December 2017	$-	$	$3,384,725	$3,384,725

January 31, 2013
Short term Convertible Notes Payable at fair value
May 2012 Notes	$-	$	$807,960	$807,960
Asher Notes – September & November 2012			$426,173	426,173
Patton Note			$185,426	$185,426
JMJ Financial			427,730	427,730
Short-term convertible Notes Payable at fair value				$1,847,289

October 31, 2012	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $0.053 - $0.17 from October 2012 through August 2017	$-	$	$434,136	$434,136
Embedded Derivative Liability				-

October 31, 2012
Short term Convertible Notes Payable
May 2012 Notes	$-	$	$588,313	$588,313
Hanover PIPE Notes – September & October 2012			$362,791	362,791
Magna Exchange Note			$333,086	333,086
Asher Note			$150,687	150,687
French, Patton & Paterson Notes			$208,664	$208,664

Short-term convertible Notes and FV of Embedded Derivative				$1,643,541

Common stock warrant liability:

January 31, 2013 (Unaudited)
Beginning balance: October 31, 2012	$434,136
Issuance of common stock warrants	1,460,867
Reclassification of warrant liability to equity	-
Exchange of warrants	-
Issuance of additional warrants due to anti-dilution provisions	3,274
Change in fair value	1,486,448

Balance at January 31, 2013	$3,384,725

Convertible Note FV roll forward :

January 31, 2013
(Unaudited)
Beginning balance – October 31, 2012	1,643,541
Issuance of note	253,500
Transfer-out	(1,227,183)
Change in Fair Value of Note	1,177,431
Ending balance – January 31, 2013	1,847,289

15. SUBSEQUENT EVENTS

Sale of stock under the Equity Enhancement Program

Under the Hanover Purchase Agreement, the Company may require Hanover Holdings to purchase up to $10.0 million of our common stock over a 24 month period (See Footnote 12 – Shareholders’ Equity).

On February 12, 2013, the Company issued 8,000,000 shares of our common stock to Hanover Holdings in connection with the settlement of a draw down pursuant to the Hanover Purchase Agreement, at a price of approximately $0.0644 per share. The per share price for such shares was established under the terms of the Hanover Purchase Agreement. We receive total net proceeds of $515,520 in connection with this draw down.

On March 1, 2013, the Company issued 12,000,000 shares of our common stock to Hanover in connection with the settlement of a draw down pursuant to the Purchase Agreement, at a price of approximately $0.095 per share. The per share price for such shares was established under the terms of the Purchase Agreement. The Company received total net proceeds of $1,134,000 in connection with this draw down.

Exercise of Warrants

On February 26, 2013, an accredited investor exercised 1,111,111 warrants at an exercise price of $0.085, resulting in net proceeds to the Company of $94,444.

Separation Agreement

On March 6, 2013, the Company announced the departure of Dr. John Rothman, the Company’s Executive Vice President of Clinical and Scientific Operations, effective March 1, 2013. On March 20, 2013, the Company entered into a Separation Agreement and General Release with Dr. Rothman, pursuant to which Dr. Rothman released the Company from all claims and agreed to continue to assist the Company as a consultant until February 28, 2014 in exchange for (i) being compensated on an hourly basis for certain project assignments as requested by the Company, (ii) receiving an aggregate of approximately $275,000, paid in installments over the course of the one year consulting period, and (iii) all of the options to purchase shares of our common stock held by Dr. Rothman being fully vested with the exercise period of such options being extended until March 1, 2015.

Office & Laboratory Lease

In April 2011, the Company entered into a Sublease Agreement and relocated the current offices and laboratory to an approximately 10.000 square foot leased facility in Princeton, NJ.  Costs approximate $21,000 per month plus utilities. Utility costs are estimated to be approximately $7,200 per month and are capped at approximately $10,700 per month.

On March 13, 2013, the Company entered into a modification of the Sublease Agreement whereby all unpaid accrued lease amounts and future lease amounts through June 30, 2013, which the Company estimated to be approximately $450,000, would be satisfied by a payment in total of $200,000, with $100,000 paid on March 13, 2013 and $100,000 payable upon the consummation of a future capital raising transaction by the Company. In addition, lease payments for the period July 1, 2013 through November 30, 2015 will be reduced to a total of $20,000 per month.

Tonaquint

On March 14, 2013, the Company issued 21,327,990 shares of our common stock resulting from the partial cashless exercise of the warrant issued to Tonaquint during the three months ended January 31, 2013 and paid the Company an accelerated payment of $200,000 owed to the Company under the original agreement. Accordingly, the Company will record an increase to Short-term convertible notes account during the second fiscal quarter of 2013.

Brio Claim

On March 22, 2013, we were notified that a lawsuit against Advaxis had been filed by Brio Capital L.P., which we refer to as Brio, in the Supreme Court of the State of New York, County of New York, titled Brio Capital L.P. v. Advaxis Inc., Case No. 651029/2013, which we refer to as the Action. The complaint in the Action alleges, among other things, that Advaxis breached the terms of certain warrants to purchase shares of our common stock that we originally issued to Brio on October 17, 2007 and on June 18, 2009, each at an initial exercise price of $0.20 per share, and that Brio has suffered damages as a result thereof. Brio’s complaint seeks (i) a preliminary and permanent injunction directing us to issue to Brio 2,717,777 shares of our common stock, along with the necessary corporate resolutions and legal opinions to enable Brio to sell such common stock publicly without restriction; and (ii) damages of at least $500,000 (in an amount to be determined at trial), along with interest, costs and attorneys’ fees related to the Action. We believe the Action is entirely without merit, and we intend to vigorously defend against the Action.

Subsequent events have been evaluated through the date that the financial statements were issued.  All appropriate subsequent event disclosure, if any, has been made in the notes to the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward Looking Statements

The Company has included in this Quarterly Report certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company’s business, operations and financial condition. “Forward-looking statements” consist of all non-historical information, and the analysis of historical information, including the references in this Quarterly Report to future revenues, collaborative agreements, future expense growth, future credit exposure, earnings before interest, taxes, depreciation and amortization, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements, and the Company’s plans for future periods. In addition, the words “could”, “expects”, “anticipates”, “objective”, “plan”, “may affect”, “may depend”, “believes”, “estimates”, “projects” and similar words and phrases are also intended to identify such forward-looking statements. Such factors include the risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012 and other factors discussed in connection with any forward-looking statement.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012

Revenue

We did not record any revenue for the three months ended January 31, 2013 and 2012.

Research and Development Expenses

Research and development expenses decreased by approximately $1,234,000 to approximately $979,000 for the three months ended January 31, 2013 as compared with approximately $2,213,000 for the same period a year ago. This is primarily attributable to clinical trial expenses, which decreased in the current year resulting from lower costs due to the near completion of dosing patients in our India trial and less clinical trial activity. In addition, overall compensation decreased in the current period resulting from fewer employees when compared with the same period a year ago.

We anticipate a significant increase in research and development expenses as a result of expanded development and commercialization efforts primarily related to clinical trials and product development. In addition, expenses will be incurred in the development of strategic and other relationships required to license manufacture and distribute our product candidates.

General and Administrative Expenses

General and administrative expenses increased by approximately $171,000 or 17%, to approximately $1,202,000 for the three months ended January 31, 2013 as compared with approximately $1,031,000 for the same period a year ago. This was the result of higher legal fees . In addition, overall compensation expense increased during the current period resulting from additional employees and costs related to employee benefits. These increases were slightly offset by a decrease in travel and entertainment related expenses in the current period when compared with the same period a year ago.

Interest Expense

For the three months ended January 31, 2013, interest expense decreased significantly to approximately $361,000 from $1,617,000 in the same period a year ago resulting from the significant reduction in overall debt from approximately $6.3 million in outstanding principal at January 31, 2012 to approximately $1.7 million in outstanding principal at January 31, 2013. These reductions included the $4.5 million aggregate principal value of convertible promissory notes exchanged for shares of our common stock and warrants in May 2012 and approximately $4.3 million aggregate principal value of various convertible promissory notes converted during 2012. During the three months ended January 31, 2013, the Company recorded approximately $157,000 in non-cash interest expense related to the issuance of 3.5 million shares (Commitment Fee Shares) under the Hanover Purchase Agreement.

 Other Expense

Other expense was approximately $20,000 for the three months ended January 31, 2013 as a result of unfavorable changes in foreign exchange rates relating to transactions with certain vendors.

Other income was approximately $7,000 for the three months ended January 31, 2012 as compared with other expenses of approximately $17,000 in the same period a year ago as a result of favorable changes in foreign exchange rates relating to transactions with certain vendors.

(Loss) Gain on Note Retirement and Accounts Payable

For the three months ended January 31, 2013, we recorded non-cash income of approximately $152,500 primarily resulting from the settlement of outstanding payables with shares of our common stock, resulting in non-cash income of approximately $576,000, offset by. non-cash charges to income of approximately $424,000 resulting from the extinguishment of debt instruments during the period..

For the three months ended January 31, 2012, we recorded a non-cash charge to income of approximately $697,000 mainly resulting from the conversion of some convertible promissory notes by investors, into shares of our common stock in addition to the exchange by an investor of 2007 warrants that contained anti-dilution provisions, for a larger number of warrants with no anti-dilution provisions in addition to the conversion of some bridge notes into shares of the Company’s common stock

Changes in Fair Values

 For the three months ended January 31, 2013, the Company recorded non-cash expense from changes in the fair value of the warrant liability of approximately $4,000,000 compared with income of approximately $840,000 in same period a year ago. In the current period, the increase in expense of approximately $4,000,000 resulted from an increase in the fair value of each liability warrant due to an increase in our share price from $0.045, at October 31, 2012 to $0.072 at January 31, 2013 and the number of outstanding liability warrants increased during the current period compared to the same period a year ago.

For the three months ended January 31, 2012, the Company recorded income from changes in the fair value of the warrant liability and embedded derivative liability of approximately $840,000 resulting from a decrease in the Black-Scholes value of each liability warrant due to a smaller range of share prices used in the calculation of the BSM Model volatility input somewhat offset by a slight increase in our share price over the three months ended January 31, 2012.

Potential future increases or decreases in our stock price will result in increased or decreased warrant and embedded derivative liabilities, respectively, on our balance sheet and therefore increased or decreased expenses being recognized in our statement of operations in future periods.

Income Tax Benefit

The Company may be eligible, from time to time, to receive cash from the sale of our Net Operating Losses under the State of New Jersey NOL Transfer Program.   In the three months ended January 31, 2013, the Company received a net cash amount of approximately $725,000 from the sale of our state NOLs and R&D tax credits for the periods ended October 31, 2010 and 2011.

In the three months ended January 31, 2012, the Company received a net cash amount of $346,787 from the sale of our state NOLs for the periods through October 31, 2010.

Liquidity and Capital Resources

Since our inception through January 31, 2013, the Company has reported accumulated net losses of approximately $53.5 million and recurring negative cash flows from operations. We anticipate that we will continue to generate significant losses from operations for the foreseeable future.

Cash used in operating activities, for the three months ending January 31, 2013, was approximately $1.8 million (offset by proceeds from sale of our state NOLs and R&D tax credits of approximately $0.7 million, resulting in net cash used of $1.1 million) primarily from spending associated with our clinical trial programs and general & administrative spending.

Cash used in investing activities, for the three months ended January 31, 2013, was approximately $44,000 resulting from legal and administrative spending in support of our patents.

Cash provided by financing activities, for the three months ended January 31, 2013, was approximately $1.2 million, primarily consisting of net proceeds received from the sale of convertible promissory notes ($0.8 million) and the sale of our common stock primarily from the use of the Hanover Equity Enhancement Program ($0.4 million).

For the three months ending January 31, 2013, we issued to certain accredited investors convertible promissory notes in the aggregate principal amount of approximately $753,500 for an aggregate net purchase price of approximately $750,000. These convertible promissory notes were issued with either original issue discounts ranging from 15% to 25% or are interest-bearing and are convertible into shares of our common stock. Some of these convertible promissory notes were issued along with warrants. These convertible promissory notes mature between January and November of 2014. In addition, during the three months ended January 31, 2013, Mr. Moore loaned the Company $3,800 under the Moore Notes.

During the three months ended January 31, 2013, the Company issued 1,778,571 shares of our common stock, to accredited investors, at a price per share of $0.035, resulting in total net proceeds of $62,250. In addition, during January 2013, the Company received $15,000, under a stock purchase agreement. On February 11, 2013, the Company issued the accredited investor 428,572 shares at a price per share of $0.035.

During the three months ended January 31, 2013, the Company issued 11,390,514 shares of our common stock to Hanover in connection with the settlement of drawdowns pursuant to the Hanover Purchase Agreement, at prices ranging from approximately $0.0266 to $0.0374 per share. The per share price for such shares was established under the terms of the Hanover Purchase Agreement. The Company received total net proceeds of approximately $350,633 in connection with these drawdowns.

In February and March 2013, the Company issued 20,000,000 shares of our common stock to Hanover in connection with the settlement of drawdowns pursuant to the Hanover Purchase Agreement, at prices ranging from approximately $0.0644 to $0.095 per share. The per share price for such shares was established under the terms of the Hanover Purchase Agreement. The Company received total net proceeds of approximately $1,649,520 in connection with these drawdowns.

Our limited capital resources and operations to date have been funded primarily with the proceeds from public, private equity and debt financings, NOL tax sales and income earned on investments and grants. We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future, due to the substantial investment in research and development. As of January 31, 2013 and October 31, 2012, we had an accumulated deficit of $53,309,473 and $47,601,427, respectively and shareholders’ deficiency of $7,863,356 and $5,962,724, respectively.

Based on our available cash of approximately $700,000 on March 13, 2013, we do not have adequate cash on hand to cover our anticipated expenses for the next 12 months. If we fail to raise a significant amount of capital, we may need to significantly curtail or cease operations in the near future. These conditions have raised substantial doubt about our ability to continue as a going concern.

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

New Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this standard did not have a material impact on our consolidated financial position and results of operations.

In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Other Comprehensive Income".  ASU 2013-02 finalized the reporting for reclassifications out of accumulated other comprehensive income, which was previously deferred, as discussed below. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, they do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is also required to present on the face of the financials where net income is reported or in the footnotes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Other amounts need only be cross-referenced to other disclosures required that provide additional detail of these amounts. The amendments in this update are effective for reporting periods beginning after December 15, 2012. Early adoption is permitted.

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

Changes in Internal Control over Financial Reporting

During the quarter ended January 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date hereof, except as set forth below, there are no pending legal proceedings to which we are a party or of which any of our property is the subject.  In the ordinary course of our business we may become subject to litigation regarding our products or our compliance with applicable laws, rules, and regulations.

Brio Claim

On March 22, 2013, we were notified that a lawsuit against Advaxis had been filed by Brio Capital L.P., which we refer to as Brio, in the Supreme Court of the State of New York, County of New York, titled Brio Capital L.P. v. Advaxis Inc., Case No. 651029/2013, which we refer to as the Action. The complaint in the Action alleges, among other things, that Advaxis breached the terms of certain warrants to purchase shares of our common stock that we originally issued to Brio on October 17, 2007 and on June 18, 2009, each at an initial exercise price of $0.20 per share, and that Brio has suffered damages as a result thereof. Brio’s complaint seeks (i) a preliminary and permanent injunction directing us to issue to Brio 2,717,777 shares of our common stock, along with the necessary corporate resolutions and legal opinions to enable Brio to sell such common stock publicly without restriction; and (ii) damages of at least $500,000 (in an amount to be determined at trial), along with interest, costs and attorneys’ fees related to the Action. We believe the Action is entirely without merit, and we intend to vigorously defend against the Action.

Ironridge Settlement

On December 20, 2012, the Superior Court of the State of California for the County of Los Angeles Central District entered an Order for Approval of Stipulation for Settlement of Claims, which we refer to as the Order, in the matter titled Ironridge Global IV, Ltd. vs. Advaxis, Inc. The Order, together with the Stipulation for Settlement of Claims, which we refer to as the Stipulation, dated December 19, 2012, between us and Ironridge Global IV, Ltd., which we refer to as Ironridge, provides for full and final settlement of Ironridge’s $692,761 claim against us in connection with past due invoices relating to attorney fees, which Ironridge purchased pursuant to a Receivable Purchase Agreement, dated December 14, 2012, which we refer to as the Claim. Pursuant to the terms of the Order and the Stipulation, we are obligated to issue 33,389,663 shares of our common stock to settle the $692,761 owed. On December 21, 2012, we issued and delivered to Ironridge 45,000,000 shares of our common stock, par value $0.001 per share. Accordingly, Ironridge returned 11,610,337 shares of our common stock.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended October 31, 2012.

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

Tonaquint Note

The information provided in Item 5 below relating to Tonaquint is hereby incorporated by reference to this Item 2.

JLSI, LLC

The information provided in Item 5 below relating to JLSI, LLC is hereby incorporated by reference to this Item 2.

ITEM 5. OTHER INFORMATION

Tonaquint Note

On December 13, 2012, we entered into the Tonaquint Purchase Agreement with Tonaquint whereby we issued Tonaquint the Tonaquint Note, a secured convertible promissory note for the initial principal sum of $890,000. The Tonaquint Note bears interest at a rate of 8% and is due 26 months after its issue date. The Tonaquint Note can be converted at a fixed price of $0.16 per share but is subject to reduction in the event that we issue shares below the conversion price of $0.16 after six months has elapsed after the date of closing.

On the closing date, Tonaquint (i) funded us with $400,000 in cash, (ii) issued Note 1, a secured note in the principal amount of $200,000, and (iii) issued Note 2, an additional secured note in the principal amount of $200,000. Note 1 bears interest at a rate of 5% and is due on the earlier of (i) 60 days following the maturity date under the Tonaquint Note, and (ii) the later of (A) 8 months after the closing date under the Tonaquint Purchase Agreement and (B) satisfaction of certain payment conditions. Note 2 bears interest at a rate of 5% and is due on the earlier of (i) 60 days following the maturity date under the Tonaquint Note, and (ii) the later of (A) 10 months after the closing date under the Tonaquint Purchase Agreement and (B) satisfaction of certain payment conditions.

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

As of January 31, 2013, the Tonaquint Note was recorded at $444,044, which reflects an OID discount of 9.1%, pursuant to the terms of the Tonaquint Note, or $44,004. A portion of the OID, in the amount of $3,539, was amortized to interest expense, leaving a remaining OID balance of $40,565, as of January 31, 2013.

 JLSI, LLC

On July 21, 2012, the Company received $250,000 from JLSI, LLC in return for issuing the July 2012 Note. This note still remains outstanding. The Company has recorded approximately $37,000 in interest related to this promissory note, through December 31, 2012.

On March 10, 2013, the Company entered into an Exchange Agreement with JLSI, LLC to exchange the July 2012 Note in the principal amount of $250,000 for approximately 9,561,416 shares of our common stock, par value $0.001 per share. On December 31, 2012, the parties agreed to prepare the Exchange Agreement with a fixed conversion price of $0.03 per share (the market closing price of the Company’s common stock on December 31, 2012). The Company expects to issue the 9,561,416 shares during the second fiscal quarter of 2013.

Separation Agreement

On March 6, 2013, the Company announced the departure of Dr. John Rothman, the Company’s Executive Vice President of Clinical and Scientific Operations, effective March 1, 2013. On March 20, 2013, the Company entered into a Separation Agreement and General Release with Dr. Rothman, pursuant to which Dr. Rothman released the Company from all claims and agreed to continue to assist the Company as a consultant until February 28, 2014 in exchange for (i) being compensated on an hourly basis for certain project assignments as requested by the Company, (ii) receiving an aggregate of approximately $275,000, paid in installments over the course of the one year consulting period, and (iii) all of the options to purchase shares of our common stock held by Dr. Rothman being fully vested with the exercise period of such options being extended until March 1, 2015.

ITEM 6.  EXHIBITS.

4.1*	Form of Secured Promissory Note issued pursuant to the Securities Purchase Agreement, dated as of December 13, 2012, by and between Advaxis, Inc. and Tonaquint, Inc.

4.2*	Form of Warrant to Purchase Shares of Common Stock issued pursuant to the Securities Purchase Agreement, dated as of December 13, 2012, by and between Advaxis, Inc. and Tonaquint, Inc.
10.1	Order Approving Stipulation for Settlement of Claim, dated December 20, 2012. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on December 28, 2012.

10.2	Stipulation for Settlement of Claim, dated December 19, 2012. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on December 28, 2012.

10.3*	Form of Securities Purchase Agreement, dated as of December 13, 2012, by and between Advaxis, Inc. and Tonaquint, Inc.

10.4*	Form of Security Agreement, dated as of December 13, 2012, by Advaxis, Inc. in favor of Tonaquint, Inc.

10.5*	Separation Agreement and General Release dated March 20, 2013 between the Company and John Rothman.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

____________

* Filed herewith

** Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVAXIS, INC.
Registrant

Date: March 25, 2013	By:	/s/ Thomas Moore
Thomas Moore
Chief Executive Officer and Chairman of the Board

	By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum
Chief Financial Officer, Senior Vice President and Secretary

