Form 10-Q/A
period 2013-01-31
Advaxis, Inc.
filed 2013-03-25
CIK 1100397

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of March 19, 2013 was 536,492,002

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2013, filed with the Securities and Exchange Commission on March 25, 2013 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

* Filed herewith.

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

* Filed herewith.

** Furnished herewith.