Form 10-Q
period 2013-04-30
Advaxis, Inc.
filed 2013-06-14
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of June 7, 2013 was 595,867,092.

INDEX

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Balance Sheets at April 30, 2013 (unaudited) and October 31, 2012	1

	Statements of Operations for the three and six month periods ended April 30, 2013 and 2012 and the period March 1, 2002 (inception) to April 30, 2013 (unaudited)	2

	Statements of Cash Flow for the six month periods ended April 30, 2013 and 2012 and the period March 1, 2002 (inception) to April 30, 2013 (unaudited)	3

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II	OTHER INFORMATION	37

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 5.	Other Information	38

Item 6.	Exhibits	39

SIGNATURES		40

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

ADVAXIS, INC.

(A Development Stage Company)

BALANCE SHEETS

	April 30, 2013 (unaudited)	October 31, 2012
ASSETS
Current Assets:
Cash	$1,010,429	$232
Prepaid Expenses	8,000	25,798
Other Current Assets	58,182	8,182
Deferred Expenses - current	578,447	860,293
Total Current Assets	1,655,058	894,505

Deferred Expenses – long term	355,593	342,007
Property and Equipment (net of accumulated depreciation)	68,884	78,068
Intangible Assets (net of accumulated amortization)	2,400,693	2,413,755
Deferred Financing Cost (net of accumulated amortization)	47,347	49,024
Other Assets	38,438	38,438

TOTAL ASSETS	$4,566,013	$3,815,797

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$3,742,873	$5,155,797
Accrued expenses	1,246,106	1,367,412
Short term convertible notes and fair value of embedded derivative	2,092,404	2,089,099
Notes Payable – Officer	420,407	477,274
Notes Payable – Other	-	250,000
Total Current Liabilities	7,501,790	9,339,582

Deferred Rent	-	4,803
Long-term Convertible Note (less unamortized debt discount of $66,148)	823,852	-
Common Stock Warrant Liability	2,533,103	434,136
Total Liabilities	10,858,745	9,778,521
Commitments and Contingencies
Shareholders’ Deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; Series B Preferred Stock; issued and outstanding 740 at April 30, 2013 and at October 31, 2012. Liquidation preference of $10,092,570	-	-
Common Stock - $0.001 par value; authorized 1,000,000,000 shares, issued and outstanding 573,468,866 at April 30, 2013 and 394,804,165 at October 31, 2012.	573,467	394,804
Additional Paid-In Capital	62,303,262	51,727,921
Promissory Note Receivable	(10,583,182)	(10,484,022)
Deficit accumulated during the development stage	(58,586,279)	(47,601,427)
Total Shareholders’ Deficiency	(6,292,732)	(5,962,724)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$4,566,013	$3,815,797

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

 (unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,		Period from March 1, 2002 (Inception) to April 30,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$1,863,343

Research & Development Expenses	2,112,756	2,215,834	3,091,859	4,428,743	32,894,693
General & Administrative Expenses	3,364,041	1,013,993	4,565,992	2,045,385	31,434,502
Total Operating Expenses	5,476,797	3,229,827	7,657,851	6,474,128	64,329,195

Loss from Operations	(5,476,797)	(3,229,827)	(7,657,851)	(6,474,128)	(62,465,852)

Other Income (expense):
Interest Expense	(95,986)	(1,579,626)	(457,162)	(3,196,508)	(15,443,027)
Other Income	21,344	(6,404)	1,446	340	261,155
Gain (Loss) on note retirement	194,795	(543,428)	347,286	(1,241,070)	(645,656)
Net changes in fair value of derivative liabilities	79,838	2,749,770	(3,943,761)	3,589,520	17,098,535
Net Loss before benefit for income taxes	(5,276,806)	(2,609,515)	(11,710,042)	(7,321,846)	(61,194,845)

Income tax benefit	-	-	725,190	346,787	2,652,450

Net Loss	(5,276,806)	(2,609,515)	(10,984,852)	(6,975,059)	(58,542,395)

Dividends attributable to preferred shares	185,000	185,000	370,000	370,000	2,692,570

Net Loss applicable to Common Stock	$(5,461,806)	$(2,794,515)	$(11,354,852)	$(7,345,059)	$(61,234,965)

Net Loss per share, basic and diluted	$(.01)	$(.01)	$(.02)	$(.02)

Weighted average number of shares outstanding, basic and diluted	528,819,975	285,322,425	489,078,097	273,945,902

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended April 30,		Period from March 1, 2002 (Inception) to April 30,
	2013	2012	2013
OPERATING ACTIVITIES
Net loss	$(10,984,852)	$(6,975,059)	$(58,542,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges to consultants and employees for options and stock	2,768,524	587,562	7,906,070
Amortization of deferred financing costs	25,177	-	338,824
Amortization of discount on convertible promissory notes	18,392	1,101,978	2,728,769
Impairment of intangible assets	-	-	26,087
Non-cash interest expense	396,111	2,078,633	11,757,800
(Gain) Loss on change in fair value of derivative liabilities	3,943,761	(3,589,520)	(17,098,535)
Warrant Expense	24,467	-	788,827
Settlement Expense	364,335	-	629,335
Employee Stock Purchase Plan	14,250	2,162	32,551
Value of penalty shares issued	-	-	149,276
Depreciation expense	9,184	4,592	218,632
Amortization expense of intangibles	77,811	72,424	820,453
Write off of intangible assets	-	-	33,211
Interest Income	-	-	267
Loss (Gain) on note retirement	(347,286)	1,241,070	645,656
Changes in operating assets and liabilities :		-	-
Decrease (Increase) in prepaid expenses	6,128	36,778	(19,669
(Increase) in other current assets	(50,000)	(55,961)	(58,182
(Increase) in other assets	-	-	(132,271
(Increase) decrease in deferred expenses	268,261	606,232	(426,311)
Increase (decrease) in accounts payable and accrued expenses	69,967	2,107,964	12,574,227
(Decrease) in deferred rent	(4,803)	(28,819)	-
Increase in interest payable	17,642	15,299	10,344
Net cash used in operating activities	(3,382,931)	(2,794,665)	(37,617,034)
INVESTING ACTIVITIES
Cash paid on acquisition of Great Expectations	-	-	(44,940
Purchase of property and equipment	-	(91,844)	(241,937)
Cost of intangible assets	(64,748)	(191,688)	(3,285,393)
Net cash used in Investing Activities	(64,748)	(283,532)	(3,572,270
FINANCING ACTIVITIES
Proceeds from convertible notes	1,453,500	1,451,963	19,312,900
Repayment of convertible notes	-	(87,941)	(1,649,030
Payment of deferred offering expenses	(3,500)	(28,500)	(117,500)
Cash paid for deferred financing costs	-	-	(584,493)
Proceeds from notes payable	-	-	250,000
Proceeds from Officer Loan	11,200	-	1,465,685
Repayment of Officer Loan	(85,700)	-	(1,215,700)
Deferred Investment Funds	-	240,000	-
Net proceeds from issuance of Preferred Stock	-	-	8,610,499
Payment on cancellation of warrants	-	-	(600,000
Proceeds from exercise of warrants	94,444	411,765	1,761,210
Net proceeds of issuance of common stock	2,987,932	-	14,976,162
Net cash provided by Financing Activities	4,457,876	1,987,287	42,199,733
Net increase (decrease) in cash	1,010,197	(1,090,910)	1,010,429
Cash at beginning of period	232	1,096,538	-
Cash at end of period	$1,010,429	$5,628	$1,010,429

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosures of Cash Flow Information

	Six months ended April 30,		Period from March 1, 2002 (Inception) to April 30,
	2013	2012	2013
Cash paid for Interest	$188	$52,998	$788,205
Cash paid for Taxes	-	2,080	16,453

Supplemental Schedule of Non-cash Investing and Financing Activities

	Six months ended April 30,			Period from March 1, 2002 (Inception) to January 31,
	2013		2012	2013
Equipment acquired under notes payable		$-	$-	$45,580
Common stock issued to Founders		$-	$-	$40
Notes payable and accrued interest converted to Preferred Stock		$-	$-	$15,969
Stock dividend on Preferred Stock		$-	$-	$43,884
Accounts Payable from consultants settled with Common Stock		$-	$-	$51,978
Notes payable and embedded derivative liabilities converted to Common Stock		$1,384,099	$4,636,255-	$10,026,469
Intangible assets acquired with notes payable		$-	$-	$360,000
Intangible assets acquired with common stock		$-	$-	$70,000
Debt discount in connection with recording the original value of the embedded derivative liability	$		$306,568	$6,473,385
Allocation of the original secured convertible debentures to warrants		$-	$-	$214,950
Allocation of the warrants on convertible notes as debt discount	$		$279,807	$2,710,406
Cancellation of Note Receivable in connection with Preferred Stock Redemption		$-	$-	$(3,051,000)
Note receivable in connection with exercise of warrants		$-	$-	$9,998,210
Common stock issued in exchange for warrants		-	134,796	134,796
Warrants Issued in connection with issuance of Common Stock		$-	$-	$1,505,550
Warrants Issued in connection with issuance of Preferred Stock		$-	$-	$3,587,625

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Advaxis Inc. (the “Company”) is a clinical development stage biotechnology company with the intent to develop safe and effective immunotherapies for cancer and infectious diseases. These immunotherapies are based on a platform technology under exclusive license from the University of Pennsylvania (“Penn”) that utilizes live attenuated Lm bioengineered to secrete antigen/adjuvant fusion proteins. These Lm strains use a fragment of the protein listeriolysin (“LLO”), fused to a tumor associated antigen (“TAA”), or other antigen of interest. The Company refers to these as Lm-LLO immunotherapies. The Company believes these Lm-LLO agents redirect the potent immune response to Lm that is inherent in humans, to the TAA or antigen of interest. Lm-LLO based immunotherapies stimulate the immune system to induce antigen-specific anti-tumor immune responses involving both innate and adaptive arms of the immune system. In addition, this technology facilitates the immune response by altering the microenvironment of tumors to make them more susceptible to immune attack.

The Company’s lead construct, ADXS-HPV, is being evaluated in four ongoing clinical trials for human papillomaviruse (“HPV”)-associated diseases as follows: recurrent/refractory cervical cancer (India), locally advanced cervical cancer (with the Gynecologic Oncology Group (GOG), largely underwritten by the National Cancer Institute (NCI);head and neck cancer (with the Cancer Research, United Kingdom (CRUK), (UK)) and anal cancer (Brown University, Oncology Group (BrUOG), U.S.). In addition, the Company has developed immunotherapies for prostate cancer and HER2 overexpressing cancers (such as breast, gastric and other cancers in humans and osteosarcoma in canines). Over fifteen distinct constructs are in various stages of development, developed directly by the Company and through strategic collaborations with recognized centers of excellence.

Since inception in 2002, the Company has focused its development efforts on understanding its technology and establishing a drug development pipeline that incorporates this technology into therapeutic immunotherapies, currently those targeting HPV-associated diseases (cervical cancer, head and neck cancer and anal cancer), prostate cancer, and HER2 overexpressing cancers. Although no immunotherapies have been commercialized to date, research and development and investment continues to be placed behind the pipeline and the advancement of this technology. Pipeline development and the further exploration of the technology for advancement entail risk and expense. The Company anticipates that its ongoing operational costs will increase significantly as it continues conducting its clinical development program.

Liquidity and Financial Condition

The Company’s products are being developed and have not generated significant revenues. As a result, the Company has suffered recurring losses and its liabilities exceed its assets. These losses are expected to continue for an extended period of time. The Company intends to continue raising funds through the sale of both debt and equity in order to continue funding ongoing clinical trials. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. There is a working capital deficiency, a shareholders’ deficiency and recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations. Management’s plans are to continue to raise additional funds through the sales of debt or equity securities. Subsequent to April 30, 2013, the Company raised an aggregate of approximately $230,000 in additional capital through the sale of equity securities and exercise of warrants.

The Company recognizes it will need to raise additional capital over and above the amount raised subsequent to April 30, 2013 in order to execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue from license fees and grants is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) services have been rendered, (iii) the contract price is fixed or determinable, and (iv) collection is reasonably assured. In licensing arrangements, delivery does not occur for revenue recognition purposes until the license term begins. Nonrefundable upfront fees received in exchange for products delivered or services performed that do not represent the culmination of a separate earnings process will be deferred and recognized over the term of the agreement using the straight line method or another method if it better represents the timing and pattern of performance. Since its inception, all of the Company’s revenues have been from multiple research grants. For the three and six months ended April 30, 2013 and 2012, the Company did not receive any revenue from such grants.

For revenue contracts that contain multiple elements, revenue arrangements with multiple deliverables are divided into separate units of accounting if the delivered item has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered item.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of April 30, 2013 and October 31, 2012, the Company did not have any cash equivalents.

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

	As of April 30,
	2013	2012
Warrants	111,349,846	136,941,303
Stock Options	60,112,424	44,807,424
Convertible Debt (using the if-converted method)	41,630,875	38,135,707
Total	213,093,145	219,884,434

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

Hybrid Financial Instruments

For certain hybrid financial instruments, the Company elected to apply the fair value option to account for certain instruments. The Company made an irrevocable election to measure such hybrid financial instruments at fair value in their entirety, with changes in fair value recognized in earnings at each balance sheet date. The election may be made on an instrument by instrument basis.

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

 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	April 30, 2013 (Unaudited)	October 31, 2012
Laboratory Equipment	$287,516	$287,516
Accumulated Depreciation	(218,632)	(209,448)
Net Property and Equipment	$68,884	$78,068

Depreciation expense for the three and six months ended April 30, 2013 and 2012 and the period from March 1, 2002 (inception) to April 30, 2013 was $4,592, $9,184, $4,592, $4,592, and $218,632, respectively.

4. INTANGIBLE ASSETS

Under the Penn license agreements, the Company is billed actual patent expenses as they are passed through from Penn and are billed directly from our patent attorney. The following is a summary of intangible assets as of the end of the following fiscal periods:

	April 30, 2013 (Unaudited)	October 31, 2012
License	$651,992	$651,992
Patents	2,487,158	2,422,409
Total intangibles	3,139,150	3,074,401
Accumulated Amortization	(738,457)	(660,646)
Intangible Assets	$2,400,693	$2,413,755

The expirations of the existing patents range from 2014 to 2023 but the expirations can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. No patent applications with future value were abandoned or expired and charged to expense in the three and six months ended April 30, 2013 or 2012. Amortization expense for licensed technology and capitalized patent cost is included in general and administrative expenses and aggregated $39,108, $77,811 and $37,015, $72,424 for the three and six months ended April 30, 2013 and 2012 and $820,453 for the period from March 1, 2002 (inception) to April 30, 2013, respectively.

Estimated amortization expense for the next five years is as follows:

Year ended October 31,
2013	70,000
2014	140,000
2015	140,000
2016	140,000
2017	140,000

5. SHORT-TERM CONVERTIBLE NOTES & FAIR VALUE OF EMBEDDED DERIVATIVE

	April 30, 2013 (Unaudited)	October 31, 2012
October 2011 Note Financing	$-	$58,824
December 2011 Note Financing	-	131,928
May 2012 Note Financing	779,899	588,313
Bridge Notes	62,882	185,758
JMJ Financial	761,453	73,590
Hanover Holdings Note	89,945	362,791
Magna	-	333,086
Chris French	-	25,950
Asher	224,915	150,687
Yvonne Paterson	-	103,804
James Patton	173,310	78,909

Total Convertible Notes	2,092,404	2,093,640

Unamortized discount – Original Issue Discount (OID)	-	(4,541)

Current Portion of Convertible Notes	$2,092,404	$2,089,099

Convertible Notes payable consist of the following:

October 2011 Note Financing

The notes issued by the Company in the offering completed in October 2011, which we refer to as the October 2011 Notes, matured on October 31, 2012. At October 31, 2012, there was one remaining October 2011 Note with an outstanding principal balance of $58,824.

During the six months ended April 30, 2013, pursuant to the terms of an Assignment Agreement, the Company delivered a convertible note, which we refer to as the Second Magna Exchange Note, to Magna Group, LLC, an affiliate of Hanover, which we refer to as Magna, in an aggregate principal amount of $58,824, convertible into shares of common stock, which bears interest at a rate of 6% per annum, which interest accrues, but does not become payable until maturity.

During the six months ended April 30, 2013, the Company converted the $58,824 in principal into 2,277,992 shares of common stock at conversion prices ranging from $0.025287 to $0.026017, recording non-cash expense of approximately $70,000 to the loss on retirement account, on the statement of operations, for the difference between the amount of the principal converted and the fair value of the shares issued as a result of the conversion. As of April 30, 2013, there were no outstanding October 2011 Notes.

December 2011 Note Financing

At October 31, 2012, there was one remaining note that was issued by the Company in the offering completed in December 2011, which we refer to as the December 2011 Note, with an outstanding principal balance of $158,824, having an unamortized debt discount of $26,896.

During the six months ended April 30, 2013, pursuant to the terms of an Assignment Agreement, we delivered a convertible note to Magna in an aggregate principal amount of $170,589 (including the above $158,824 and a junior subordinated convertible promissory note in the amount of $11,765), convertible into shares of common stock, which bears interest at a rate of 6% per annum, which interest accrues, but does not become payable until maturity.

Accretion of the discount was $26,896 for the three months ended January 31, 2013, resulting in the December 2011 Note being recorded at its principal value of $158,824, on the balance sheet, prior to its assignment. During the six months ended April 30, 2013, the Company converted the $170,589 in principal into 6,110,944 shares of our common stock at a conversion price of $0.027915, recording non-cash expense of approximately $104,000 to the loss on retirement account, on the statement of operations, for the difference between the amount of principal converted and the fair value of the shares issued as a result of the conversion. As of April 30, 2013, there were no outstanding December 2011 Notes.

 May 2012 Note Financings

Effective May 14, 2012, the Company entered into a Note Purchase Agreement, which we refer to as the May 2012 Notes, in which investors acquired $953,333 of convertible promissory notes for an aggregate purchase price of approximately $715,000 in cash, representing an original issue discount of 25%. The May 2012 Notes are convertible into shares of common stock at $0.15 per share. Additionally, investors received warrants, which the Company refers to as the May 2012 Warrants, to purchase such number of shares of common stock equal to 50% of the number of shares of our common stock that would be issuable upon conversion of their May 2012 Notes at an exercise price of $0.15 per share. The May 2012 Notes matured on May 18, 2013. The Company may redeem the May 2012 Notes under certain circumstances. The May 2012 Warrants are exercisable at any time on or before May 18, 2017. The May 2012 Warrants may be exercised on a cashless basis under certain circumstances. As of April 30, 2013 the conversion price of the May 2012 Notes was $.0253 due to the anti-dilution provisions contained therein and the exercise price of the May 2012 Warrants was $.085 as a result of the price reset provisions contained therein.

The Company elected to apply the fair-value option to account for the May 2012 Notes and has recorded the May 2012 Notes at a fair value of $454,680 upon issuance. Unrealized losses on the mark-to-market of the May 2012 Notes which amounted to $653,322 for the period from the date of issuance or May, 14, 2012 through April 30, 2013 were recognized as a non-cash expense in the changes in fair value account on the statement of operations. Accretion of the discount, related to the original fair value of the associated warrants, was recognized through interest expense, amounting to $205,976 for the period from the date of issuance or May 14, 2012 through April 30, 2013.

In addition, as a result of the reset provisions discussed above, the May 2012 Warrants, which have been recorded at a fair value of $291,400 on May 14, 2012, are being reflected as a warrant liability as of the date of issuance. At October 31, 2012, the warrant liability amounted to $112,487. As of April 30, 2013, the warrant liability amounted to $83,720, which resulted in a non-cash income of $7,829 for the three months ended April 30, 2013 and non-cash expense of $73,011 for the six months ended April 30, 2013, being recorded in the changes in fair value account on the statement of operations.

During the six months ended April 30, 2013, the Company converted $475,000 in principal into 18,784,353 shares of its common stock at a conversion price of $0.025287, recording non-cash expense of approximately $25,000 to the loss on retirement account, on the operations, for the difference between the amount of the principal converted and the fair value of the shares issued as a result of the conversion.

As of April 30, 2013, approximately $478,000 in principal remained outstanding on the May 2012 Notes. As of April 30, 2013, the May 2012 Notes were recorded on the balance sheet at their fair value of $779,899.

Subsequent to April 30, 2013, certain May 2012 note holders converted $395,000 in principal into 15,620,674 shares of our common stock at a conversion rate of $0.0253. Currently, only one May 2012 Note, with a remaining principal amount of approximately $83,000, remains outstanding. (See Footnote 14: Subsequent Events for more information on these conversions after the balance sheet date).

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

During the three and six months ended April 30, 2013, pursuant to the terms of various Assignment Agreements, the Company delivered convertible notes to Magna in aggregate principal amounts of $170,589 (including $11,765 of junior subordinated convertible promissory notes plus the above December 2011 Note in the principal amount of $158,824) and $111,111(consisting of one junior subordinated convertible promissory note), convertible into shares of common stock, which bears interest at a rate of 6% per annum, which interest accrues, but does not become payable until maturity. The Company converted the exchange note, which it refers to as the Third Magna Exchange Note, in the principal amount of $111,111 into 4,280,090 shares of our common stock at a conversion price of $0.02596 per share, recording non-cash expense of approximately $106,000 to the loss on retirement account, on the statement of operations, for the difference between the amount of the principal converted and the fair value of the shares issued as a result of the conversion.

As of April 30, 2013, approximately $63,000 in principal remained outstanding on the junior unsubordinated convertible promissory notes, with maturity dates ranging to October 22, 2011. These notes are currently in default and are recorded as current liabilities on our balance sheet at April 30, 2013.

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

During the six months ended April 30, 2013, the Company converted the JMJ August 2012 Note totaling $100,000 into 3,092,973 shares of our common stock. The Company recorded non-cash income of approximately $96,000 upon conversion. This non-cash income was recorded to the gain on retirement account, on the statement of operations, representing the difference between the fair value of the JMJ August 2012 Note, as reported on the balance sheet, and the fair value of the shares issued as a result of the conversion.

On December 28, 2012, in a private placement pursuant to a note purchase agreement, the Company issued JMJ Financial a one month convertible promissory note, which we refer to as the JMJ December 2012 Note, in the aggregate principal amount of $100,000 for a purchase price of $100,000. If repaid before January 31, 2013, the principal amount of the JMJ December 2012 Note would be $125,000. If the JMJ December 2012 Note was to be rolled into a future financing, the principal amount would be $115,000.

On April 26, 2013, in a private placement, we issued JMJ Financial a convertible promissory note. The face amount of the note reflects an aggregate principal amount of $800,000 for total consideration of $720,000 (or a 10% original issue discount). However, we have currently only borrowed $425,000 from JMJ Financial under this convertible promissory note. JMJ Financial paid us $300,000 in cash and exchanged a promissory note with an aggregate principal amount of $125,000 that we issued to JMJ Financial on December 26, 2012 as consideration for the note. The exchange was analyzed and management concluded that the exchanged qualifies for modification accounting. JMJ Financial has no obligation to lend us the remaining $295,000 of available principal amount under the note and may never do so. We have no obligation to pay JMJ Financial any amounts on the unfunded portion of the note. We may not prepay any portion of the note without JMJ Financial’s consent.

The convertible promissory note matures April 26, 2014 and, in addition to the 10% original issue discount, provides for payment of a one-time interest charge of 5% on funded amounts. The convertible promissory note is convertible at any time, in whole or in part, at JMJ Financial’s option into shares of our common stock at the lesser of $0.07 or 70% of the average of the lowest two closing prices in the 20-day pricing period preceding a conversion. However, at no time will JMJ Financial be entitled to convert any portion of the note to the extent that after such conversion, JMJ Financial (together with its affiliates) would beneficially own more than 4.99% of our outstanding shares of common stock as of such date. We agreed to reserve at least 20,000,000 shares of our common stock for conversion of the note. The note also provides for penalties and rescission rights if we do not deliver shares of our common stock upon conversion within the required timeframes.

The convertible promissory note includes customary event of default provisions, and provides for a default rate of the lesser of 18% or the maximum permitted by law. Upon the occurrence of an event of default, the lender may require us to pay in cash the “Mandatory Default Amount” which is defined in the note to mean the greater of (i) the outstanding principal amount of the note plus all interest, liquidated damages and other amounts owing under the note, divided by the conversion price on the date payment of such amount is demanded or paid in full, whichever is lower, multiplied by the volume-weighted-average price, or VWAP, on the date payment of such amount is demanded or paid in full, whichever has a higher VWAP, or (ii) 150% of the outstanding principal amount of the note plus 100% of all interest, liquidated damages and other amounts owing under the note.

We also granted JMJ Financial the right, at its election, to participate in the next public offering of our securities by exchanging, in whole or in part, the funded portion of this note for a subscription to such public offering in an amount equal to 125% of the sum of the funded portion of the principal amount of being exchanged plus all accrued and unpaid interest, liquidated damages, fees, and other amounts due on such exchanged principal amount. If we complete a public offering of $10,000,000 or more, JMJ Financial has the right, at its election, to require us to repay the note, in whole or in part, in amount equal to 125% of the sum of the funded principal amount being repaid plus all accrued and unpaid interest liquidated damages, fees, and other amounts due on such principal amount.

At April 30, 2013, the outstanding JMJ April 2013 Note was recorded on the balance sheet at its fair value of $761,453.

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

On December 6, 2012, in a private placement pursuant to a note purchase agreement, the Company issued Hanover a convertible promissory note in the aggregate principal amount of $100,000 for a purchase price of $100,000, which the Company refers to as the Hanover December 2012 Note. The Hanover December 2012 Note bears interest at a rate of 12% per annum, which interest accrues, but does not become payable until maturity or acceleration of the principal of such Hanover December 2012 Note. The Hanover December 2012 Note is convertible into shares of our common stock at a conversion price of $0.03 per share. On December 5, Hanover exchanged the Initial Hanover PIPE Notes for convertible notes in the form of the Hanover December 2012 Note in all material respects (other than date of issuance, exchange date, the maturity date of May 19, 2013 solely with respect to the exchanged Hanover PIPE Note issued in exchange for the Initial Hanover PIPE Note and the maturity date of June 19, 2013 solely with respect to the exchanged Hanover PIPE Note issued in exchange for the Second Hanover PIPE Note) that also are convertible into shares of our common stock at a conversion price of $0.03 per share, which the Company refers to as the Exchanged Hanover PIPE Notes. In addition, on December 6, 2012, the Company issued Hanover a convertible promissory note in the aggregate principal amount of $100,000, which the Company refers to as the Hanover December 2012 Note. Each of the Hanover December 2012 Note and the Exchanged Hanover PIPE Notes are subject to limitations on conversion if after giving effect to such conversion Hanover would beneficially own more than 4.99% of our common stock.

Due to the fixed conversion price of $0.03, the Company reversed fair value adjustments taken in the period ended October 31, 2012 resulting in the Hanover PIPE Notes being recorded on the balance sheet at principal value. Then, the Company recorded beneficial conversion features in the aggregate principal amount of $122,092 as a discount to these notes. Accretion of the discounts amounted to $83,317 and $112,037 for the three and six months ended April 30, 2013, respectively.

During the six months ended April 30, 2013, the note-holder converted principal of $265,000 into 8,833,334 shares of the Company’s common stock at a conversion rate of $0.03/share. During the three months ended April 30, 2013, the Company recognized interest expense of approximately $62,000 in order to accrete the unamortized debt discount back to the notes’ principal through the dates of conversion. As of April 30, 2013, the remaining Hanover December 2012 Note was recorded on the balance sheet at $89,945, net of $10,055 unamortized discount.

Magna Note

As of October 31, 2012, the Magna Exchange Note was recorded at a fair value of $333,086 on the balance sheet.

During the six months ended April 30, 2013, Magna converted the remaining approximately $300,000 in principal into 10,124,026 shares of our common stock at prices ranging from $0.0257 to $0.0331, resulting in non-cash expense for the period of approximately $44,000 resulting from the difference between the amount of principal converted and the fair value of the shares issued as a result of the conversion. As of April 30, 2013, the Magna Exchange Note had been converted in full.

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

Unrealized losses on the mark-to-market of the Asher Note which amounted to $47,187, for the period from the date of issuance were recorded as non-cash expense for the period ended October 31, 2012. During the three months ended April 30, 2013, Asher converted principal of $103,500 and accrued interest into 2,054,855 shares of the Company’s common stock at a conversion rate of approximately $0.052/share.

On November 12, 2012, in a private placement pursuant to a note purchase agreement, we issued Asher a convertible promissory note in the aggregate principal amount of $153,500, for a purchase price of $150,000, which we refer to as the Second Asher Note. The Second Asher Note bears interest at a rate of 8%, which interest accrues, but does not become payable until maturity or acceleration of the principal of the Second Asher Note. The Second Asher Note is convertible into shares of our common stock at a conversion price equal to 65% of the arithmetic average of the five lowest closing trading prices for the common stock during the 10 trading day period ending on the latest complete trading day prior to the applicable conversion date. The Second Asher Note matures on August 14, 2013, nine months from its issuance date. The Second Asher Note may be converted by Asher, at its option, in whole or in part. The Second Asher Note includes a limitation on conversion, which provides that at no time will Asher be entitled to convert any portion of the Second Asher Note, to the extent that after such conversion, Asher (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of the common stock as of such date.

Unrealized losses on the mark-to-market of the Second Asher Note which amounted to $71,415, for the period from the date of issuance were recorded as non-cash expense for the period ended April 30, 2013. As of April 30, 2013, the Second Asher Note was recorded on the balance sheet at its fair value of $224,915.

Chris French

During the six months ended April 30, 2013, the Company converted principal of $25,000 of a note issued to Chris French plus accrued interest of approximately $633, into 565,847 shares of our common stock at a conversion price of $0.045 per share. In addition, the Company issued a warrant in the amount of 282,924 shares, which expires on October 26, 2015 and revalued the warrant liability, at April 30, 2013, with an exercise price of $0.045, resulting in non-cash expense of approximately $21,000 resulting from the difference between the fair value of the note as shown on the balance sheet plus accrued interest to-date and the fair value of the shares issued as a result of the conversion. As of April 30, 2013, this note no longer remained outstanding.

Yvonne Paterson

During the six months ended April 30, 2013, the Company converted principal of $100,000 of a note issued to Yvonne Paterson plus accrued interest of approximately $2,532, into 2,263,389 shares of our common stock at a conversion price of $0.045 per share. In addition, the Company issued a warrant in the amount of 1,131,695 shares, which expires on October 26, 2015 and revalued the warrant liability, at April 30, 2013, with an exercise price of $0.045, resulting in non-cash expense of approximately $32,000 resulting from the difference between the fair value of the note as shown on the balance sheet plus accrued interest to-date and the fair value of the shares issued as a result of the conversion. As of April 30, 2013, this note no longer remained outstanding.

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

As of April 30, 2013, the Patton Warrants had a fair value of $10,756, resulting in non-cash income of approximately $3,300 and noncash expense of approximately $2,700 for the three and six months ended April 30, 2013, respectively. In addition, the Company recorded an unrealized gain of approximately $12,000 and an unrealized loss of approximately $91,000 on the mark-to-market of the note for the three and six months ended April 30, 2013, respectively.

Accretion of the discount amounted to $3,355, for the three and six months ended April 30, 2013.

As of April 30, 2013, the Patton Note was recorded on the balance sheet at its fair value of $173,310.

6. NOTES PAYABLE-OFFICER:

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

For the six months ended April 30, 2013, Mr. Moore loaned the Company $11,200 under the Moore Notes. The Company paid Mr. Moore $85,700 principal on the Moore Notes for the six months ended April 30, 2013.  For the three and six months ended April 30, 2013 and 2012 as well as the period from inception, the Company recorded interest expense of $9,530, 17,642, $317,664 respectively. As of April 30, 2013 and October 31, 2012, respectively, the Company was not in default   under the terms of the Moore Agreement. The Company intends to repay Mr. Moore when funds are sufficiently available. As of April 30, 2013, the Company owed Mr. Moore approximately $420,000 in principal and interest under the Moore Notes.

7. NOTES PAYABLE-OTHER:

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

On March 10, 2013 the Company entered into an Exchange Agreement with JLSI, LLC to exchange the July 2012 Note in the principal amount of $250,000 plus interest of approximately $37,000 for common stock, par value $.001 per share . On December 31, 2012 the parties agreed to prepare the Exchange Agreement with a fixed conversion price of $.03 per share, the market closing price of the Company’s common stock on December 31, 2012. The Company issued 9,561,416 shares during the second fiscal quarter of 2013 to settle the note and interest.

8. LONG-TERM CONVERTIBLE NOTE

Tonaquint Note

On December 13, 2012, the Company entered into a securities purchase agreement with Tonaquint, Inc., the Tonaquint Purchase Agreement, whereby the Company issued Tonaquint a convertible promissory note for the initial principal sum of $890,000. The Company refer to this note as the Tonaquint Note. The Tonaquint Note bears interest at a rate of 8% and is due 26 months after its issue date. The Tonaquint Note can currently be converted at any time, from time to time, at the option of the holder, in whole or in part, a fixed price of $0.16 per share but is subject to adjustment if and whenever on or after six months from the issue date we issue shares of our common stock or other securities convertible into or exchangeable for shares of our common stock below the current conversion price of $0.16.

On the closing date, Tonaquint (i) funded $400,000 in cash, (ii) issued a secured mortgage note in the principal amount of $200,000, which is referred to as Mortgage Note 1, and (iii) issued an additional secured mortgage note in the principal amount of $200,000, which is referred to as Mortgage Note 2. Mortgage Note 1 bears interest at a rate of 5% and is due on the earlier of (i) 60 days following the maturity date under the Tonaquint Note, and (ii) the later of (A) eight months after the closing date under the Tonaquint Purchase Agreement and (B) satisfaction of certain payment conditions. Mortgage Note 2 bears interest at a rate of 5% and is due on the earlier of (i) 60 days following the maturity date under the Tonaquint Note, and (ii) the later of (A) 10 months after the closing date under the Tonaquint Purchase Agreement and (B) satisfaction of certain payment conditions.

The Company has agreed to make installment payments on the Tonaquint Note beginning six months after closing in cash or in stock. If it chooses to make installment payments in stock, then such stock will be issued at a price per share equal to 80% of the average of the 5 lowest daily closing bid prices for the common stock during the 20 consecutive trading days prior to the installment date (which is adjusted to 70% if the average of the 3 lowest volume weighted average prices during such 20-day period is less than $0.01 per share). Tonaquint has the right to receive additional shares or our common stock if the market price of the common stock is lower than the price per share of our common stock on the installment date.

On December 13, 2012, The Company also issued Tonaquint a warrant to purchase the number of shares equal to 75% of the principal sum of $890,000 under the Tonaquint Note divided by market price as of the issue date as defined in the warrant agreement. This warrant expires 5-years from the issue date and provides for a variable exercise price per share as defined in the warrant agreement. On March 14, 2013, The Company issued 21,327,990 shares of our common stock resulting from the partial cashless exercise of the warrant issued to Tonaquint during the three months ended January 31, 2013. Additionally, on March 13, 2013 and March 19, 2013 Tonaquint paid us accelerated payments (including interest income) of $202,493 and $202,657 respectively owed to us under Mortgage Note 1 and Mortgage Note 2 described above. Accordingly, we recorded an increase to cash, interest income and short-term convertible notes received during the second fiscal quarter of 2013. Warrants to purchase up to 10,785,345 shares of our common stock issued to Tonaquint remain outstanding.

9. COMMON STOCK WARRANT LIABILITY

Warrants

As of April 30, 2013, there were outstanding warrants to purchase 111,349,846 shares of our common stock with exercise prices ranging from $0.035 to $0.17 per share. Information on the outstanding warrants is as follows:

Type	Exercise Price	Amount	Expiration Date	Type of Financing
Exchange warrants - nonexercisable	$0.15	34,791,156	October 2014	July 2012 Exchanges
Common Stock Purchase Warrant	$0.15	3,578,949	May 2015	May 2011 Convertible Debt Financing
Common Stock Purchase Warrant	$0.15	1,453,553	October 2014 - October 2015	Oct 2011 Convertible Debt Financing
Common Stock Purchase Warrant	$0.15	2,213,234	May 2015 - January 2016	December 2011 Convertible Debt Financing
Common Stock Purchase Warrant	$0.15	1,666,666	May 2017	May 2012 Convertible Debt Financing
Common Stock Purchase Warrant	$0.1399-0.17	25,715,046	May 2013-April 2015	Bridge Notes
Common Stock Purchase Warrant	$0.035	166,667	December 2015	Stock Purchase Agreement
Common Stock Purchase Warrant	$0.15	46,956	N/A	Vendor & Other
Common Stock Purchase Warrant	$0.085-0.15	3,735,430	May 2014 – May 2017	Placement Agent – Convertible Debt Financing
Common Stock Purchase Warrant	0.045-0.085	1,636,844	October 2015-August 2017	August – September 2012 Convertible Promissory Notes
Common Stock Purchase Warrant	0.15	10,785,345	December 2014	Tonaquint Promissory Note
	Subtotal:	85,789,846
Common Stock Purchase Warrant	TBD (1)	25,560,000	April 2014	Preferred Stock Agreement (4/04/2011)
	Grand Total	111,349,846

(1)	During December 2011, the Company unreserved for issuance shares related to the preferred stock warrants. If exercisable, exercise price means an amount per warrant share equal to the closing sale price of a share of common stock on the applicable tranche notice date.

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

At both April 30, 2013 and October 31, 2012, the Company had approximately 15.2 and 15.1 million of its outstanding warrants, respectively, classified as equity (equity warrants). At issuance, equity warrants are recorded at their relative fair values, using the Relative Fair Value Method, in the shareholders’ equity section of the balance sheet. Its equity warrants can only be settled through the issuance of shares and are not subject to anti-dilution provisions.

 As of April 30, 2013, the Company had approximately 96.1 million of its total 111.3 million outstanding warrants classified as liability warrants (common stock warrant liability). The fair value of the warrant liability, as of April 30, 2013 was approximately $2.5 million. At October 31, 2012, the Company had approximately 85.2 million of its total 100.3 million outstanding warrants classified as liability warrants (common stock warrant liability). The fair value of the warrant liability, as of October 31, 2012, was approximately $0.4 million. In fair valuing the warrant liability, at April 30, 2013 and 2012, the Company used the following inputs in its Black-Scholes Model (BSM Model):

	(Unaudited) April 30, 2013	October 31, 2012

Exercise Price:	$0.045-0.17	$0.053-0.17

Stock Price	0.0665	0.045

Expected term:	245-1680 days	81-1736 days

Volatility %	94.01%-147.22%	66.51%-146.78%

Risk Free Rate:	0.11%-0.68%	0.09-.056%

Warrant Liability

As of April 30, 2013, the Company had approximately 96.1 million of its total approximately 111.3 million total warrants classified as liabilities (liability warrants). Of these 96.1 million liability warrants, approximately 61.3 million warrants are outstanding and 34.8 million warrants are exchange warrants – nonexercisable. The Company utilizes the BSM Model to calculate the fair value of these warrants at issuance and at each subsequent reporting date. For those warrants with exercise price reset features (anti-dilution provisions), the Company computes multiple valuations, each quarter, using an adjusted BSM model, to account for the various possibilities that could occur due to changes in the inputs to the BSM model as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). The Company effectively weights each calculation based on the likelihood of occurrence to determine the value of the warrants at the reporting date. Approximately 14.0 million of our 110 million liability warrants are subject to anti-dilution provisions. A certain number of liability warrants contain a cash settlement provision in the event of a fundamental transaction (as defined in the common stock purchase warrant). Any changes in the fair value of the warrant liability (i.e. - the total fair value of all outstanding liability warrants at the balance sheet date) between reporting periods will be reported on the statement of operations.

As of April 30, 2013 and October 31, 2012, the fair value of the warrant liability was approximately $2.5 million and $434,000, respectively. For the three months ended April 30, 2013 and 2012, the Company reported income of approximately $5,000 and $2.3 million, respectively due to changes in the fair value of the warrant liability. For the six months ended April 30, 2013 and 2012, the Company reported expense of approximately $2.95 million and income of approximately $3.2 million, respectively, due to changes in the fair value of the warrant liability.

Exercise of Warrants

During the six months ended April 30, 2013, an accredited investor exercised 1,111,111 warrants at an exercise price of $0.085, resulting in net proceeds to the Company of $94,444. During the six months ended April 30, 2012, investors in the Company exercised 2,745,097 warrants at a price of $0.15 per share, resulting in total proceeds to the Company of approximately $412,000.

Warrants with Anti-Dilution Provisions

Some of our warrants (approximately 14.3 million) contain anti-dilution provisions originally set at $0.20 with a term of five years. As of April 30, 2013, these warrants had an exercise price of approximately $0.13. As of October 31, 2012, these warrants had an exercise price of approximately $0.15. If the Company issues any common stock , except for exempt issuances as defined in the warrant for consideration less than the exercise price then the exercise price and the amount of warrant shares available would be adjusted to a new price and amount of shares per the “ weighted average” formula included in the warrant. The anti-dilution provision requires the Company to issue approximately 111,000 additional warrant shares; and the exercise price to be lowered to a de minimis amount ($0.1306). Any future financial offering or instrument issuance below the current exercise price will cause further anti-dilution and re-pricing provisions in approximately 14.0 million of our total outstanding warrants.

For those warrants with exercise price reset features (anti-dilution provisions), the Company computes multiple valuations, each quarter, using an adjusted BSM model, to account for the various possibilities that could occur due to changes in the inputs to the BSM model as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). The Company utilized different exercise prices of $0.1306 and $0.10, weighting the possibility of warrants being exercised at $0.1306 between 40% and 50% and warrants being exercised at $0.10 between 60% and 50%.

As of April 30, 2013, there were outstanding warrants to purchase 76,558,690 shares of our common stock and exchange warrants - nonexercisable to purchase 34,791,156 shares of our common stock with exercise prices ranging from $0.035 to $0.17 per share.

10. STOCK OPTIONS:

The Company has one active stock and cash-based incentive plan, the 2011 Omnibus Incentive Plan, which we refer to as the Incentive Plan, pursuant to which the Company has granted stock options to executive officers, directors, employees and consultants. The Incentive Plan was adopted on August 22, 2011 and approved by the shareholders on September 27, 2011. An aggregate of 20,000,000 shares of our common stock (subject to adjustment by the compensation committee) are reserved and available for delivery under the Incentive Plan. On August 13, 2012, at our annual meeting, shareholders ratified and approved an amendment to our Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan to 65,000,000. As of April 30, 2013, the Company had granted 32,945,000 options to employees, directors and consultants, at exercise prices ranging from $0.075 to $0.15.

The Incentive Plan supersedes all of the Company’s previous stock option plans, which include the 2004 Stock Option Plan, the 2005 Stock Option Plan and the 2009 Stock Option plan under which the Company had options to purchase 2,381,525, 5,444,000 and 19,341,899 shares of common stock. The terms and conditions of the options outstanding under these plans remain unchanged. As of April 30, 2013, the Company had outstanding options of 60,112,424.

Total compensation cost for our stock plans recognized in the statement of operations for the three months ended April 30, 2013 was approximately $1.9 million, of which approximately $805,000 was included in research and development expenses and approximately $1.1million was included in general and administrative expenses. For the three months ended April 30, 2012, total compensation cost for our stock plans recognized in the statement of operations was approximately $287,000 of which approximately $134,000 was included in research and development expenses and approximately $153,000 was included in general and administrative expenses. For the six months ended April 30, 2013, total compensation cost for our stock plans recognized in the statement of operations was approximately $2.3 million of which approximately $915,000 was included in research and development and approximately $1.4 million was included in general and administrative expenses. For the six months ended April 30, 2012, total compensation cost for our stock plans recognized in the statement of operations was approximately $588,000 of which approximately $270,000 was included in research and development and approximately $318,000 was included in general and administrative expenses

The fair value of options granted for the six months ended April 30, 2013 and 2012 amounted to $1,582,500 and $2,539,792, respectively.

As of April 30, 2013, there was approximately $1,784,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining average vesting period of 1.75 years.

A summary of changes in the stock option plan for six months ended April 30, 2013 is as follows:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at October 31, 2012:	44,807,424	$0.16
Granted	15,825,000	$0.075
Exercised	-	—
Expired	(520,000)	0.15
Outstanding at April 30, 2013	60,112,424	$0..14
Vested and Exercisable at April 30, 2013	42,435,812	$0.14

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

During the six months ended April 30, 2013, approximately $15,548 was withheld from employees, on an after-tax basis, in order to purchase approximately 369,000 shares of our common stock in February and May 2013. During the six months ended April 30, 2012, approximately $9,765 was withheld from employees, on an after-tax basis, in order to purchase 84,259 shares of our common stock during the six months ended April 2012.

11. COMMITMENTS AND CONTINGENCIES

Brio Claim

On March 22, 2013, we were notified that a lawsuit against Advaxis had been filed by Brio Capital L.P., which we refer to as Brio, in the Supreme Court of the State of New York, County of New York, titled Brio Capital L.P. v. Advaxis Inc. , Case No. 651029/2013, which we refer to as the Action. The complaint in the Action alleges, among other things, that Advaxis breached the terms of certain warrants to purchase shares of our common stock that we originally issued to Brio on October 17, 2007 and on June 18, 2009, each at an initial exercise price of $0.20 per share, and that Brio has suffered damages as a result thereof. Brio’s complaint seeks (i) a preliminary and permanent injunction directing us to issue to Brio 2,717,777 shares of our common stock, along with the necessary corporate resolutions and legal opinions to enable Brio to sell such common stock publicly without restriction; and (ii) damages of at least $500,000 (in an amount to be determined at trial), along with interest, costs and attorneys’ fees related to the Action. On April 15, 2013, in partial settlement of the Brio lawsuit, we issued 2,717,777 shares of common stock and provided certain corporate resolutions and legal opinions necessary to enable Brio Capital L.P. to sell such common stock publicly without restriction. The Company believes the remaining claims under the Action are entirely without merit, and it intends to vigorously defend itself against the Action.

University of Pennsylvania

On May 10, 2010, The Company entered into a second amendment to the Penn license agreement pursuant to which we acquired exclusive licenses for an additional 27 patent applications related to our proprietary Listeria vaccine technology.   As part of this amendment the Company exercised its option for the rights to seven additional patent dockets, including 23 additional patent applications, at an option exercise fee payable in the form of $35,000 in cash and $70,000 in our common stock (approximately 388,889 shares of our common stock based on a price of $0.18 per share) and agreed to pay historical patent costs incurred by Penn at a cost of approximately $462,000. As of April 30, 2013, the Company owed Penn approximately $592,000 under all licensing agreements.

Numoda

On June 19, 2009 we entered into a Master Agreement and on July 8, 2009 we entered into a Project Agreement with Numoda Corporation, which we refer to as Numoda, a leading clinical trial and logistics management company, to oversee Phase II clinical activity with ADXS11-001 for the treatment of invasive cervical cancer and CIN.  Numoda will be responsible globally for integrating oversight and logistical functions with the clinical research organizations, contract laboratories, academic laboratories and statistical groups involved.  The scope of this agreement covers over three years and is estimated to cost approximately $12.2 million   for both trials. Pursuant to the Master Agreement, the Company is permitted to pay a portion of outstanding charges to Numoda in the form of the Company’s common stock and during May 2010, the Company issued 3,500,000 shares of its common stock to an affiliate of Numoda in satisfaction of $350,000 in services rendered by Numoda to the Company under the Master Agreement. The Company has recorded deferred expenses on the balance sheet for this amount and amortizes this amount to expense over the life of the agreement. As the Company is billed by Numoda on a monthly basis, these costs are capitalized to deferred expenses. As the clinical trials progress in terms of patient enrollment and time, the Company reduces the deferred expense balance and recognizes clinical trials expense on the statement of operations. From inception through April 30, 2013, the Company has paid Numoda approximately $7.6 million.

As of April 30, 2013, the Company owed Numoda approximately $586,000, which is recorded in our Accounts Payable.

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

Pursuant to the terms of the Order and the Stipulation, the Company issued and delivered to Socius an aggregate of 24,681,069 shares of our common stock for the entire Claim, which are subject to adjustment as described in the Stipulation. During the three and six months ended April 30, 2013, the Company recorded non-cash income of approximately $0 and $615,000 related to the issuance of stock to Socius in settlement of the Claim.

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

Office & Laboratory Lease

In April 2011, the Company entered into a Sublease Agreement and relocated the current offices and laboratory to an approximately 10,000 square foot leased facility in Princeton, NJ which approximates $21,000 per month plus utilities. Utility costs are estimated to be approximately $7,200 per month and are capped at approximately $10,700 per month.  The Company made an initial payment of approximately $54,000 prior to entering the new facility.  Approximately $38,000 of the initial $54,000 payment was for the security deposit and was recorded on the balance sheet as a long-term asset. The Sublease Agreement has a termination date of November 29, 2015. The Company expects its annual lease costs to approximate $337,000 per year (approximately $1.02 million in the aggregate) until the termination of this agreement in November 2015.

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

Other

Pursuant to a Clinical Research Service Agreement, executed in April 2005, the Company is obligated to pay Pharm–Olam International for service fees related to our Phase I clinical trial. As of April 30, 2013, the Company has an outstanding balance of $223,620 on this agreement.

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

12. SHAREHOLDERS’ EQUITY

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

During the six months ended April 30, 2013, the Company sold 43,190,514 shares of our common stock for proceeds totaling $2,910,684.

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

Pursuant to the Series B Purchase Agreement, on July 19, 2010, the Company issued to an affiliate of Optimus a three-year warrant to purchase up to 40,500,000 shares of the Company’s common stock (the “Warrant Shares”), at an initial exercise price of $0.25 per share, subject to adjustment as described below.  The warrant consists of and is exercisable in tranches, with a separate tranche being created upon each delivery of a tranche notice under the Series B Purchase Agreement. On each tranche notice date, that portion of the warrant equal to 135% of the tranche amount will vest and become exercisable, and such vested portion may be exercised at any time during the exercise period on or after such tranche notice date. On and after the first tranche notice date and each subsequent tranche notice date, the exercise price of the warrant will be adjusted to the closing sale price of a share of the Company’s common stock on the applicable tranche notice date. The exercise price of the warrant may be paid (at the option of the affiliate of Optimus) in cash or by its issuance of a four-year, full-recourse promissory note, bearing interest at 2% per annum, and secured by a specified portfolio of assets. However, such promissory note is not due or payable at any time that (a) the Company is in default of any preferred stock purchase agreement for Series B Preferred Stock or any warrant issued pursuant thereto, any loan agreement or other material agreement or (b) there are any shares of the Series B Preferred Stock issued or outstanding. In addition, the Company redeemed two hundred twenty-six (226) shares of Series B Preferred Stock held by the Investor for an aggregate redemption price of $3,141,004 consisting of (i) cash in an amount of $76,622 and (ii) cancellation of certain promissory notes issued by an affiliate of the Investor to the Company in the aggregate amount of $3,051,000 and accrued interest of approximately $13,382.  This resulted in a net promissory note receivable of $9,998,210 as of October 31, 2011. The Company also recorded $48,758, $99,160 and $485,812 in accrued interest on the promissory notes through the three and six months ended April 30, 2013 and the twelve months ended October 31, 2012, respectively. The value of the Promissory Note and Interest Receivable was $10,583,182 and $10,484,022 as of April 30, 2013 and October 31, 2012, respectively. The promissory bears interest at 2 % per annum which is credited directly to capital.

On April 4, 2011, the Company and Optimus entered into an amendment to the Preferred Stock Purchase Agreement dated July 19, 2010 between the Company and Optimus.  Under the amendment, Optimus remains obligated, from time to time until July 19, 2013, to purchase up to an additional 284 shares of non-convertible, redeemable Series B Preferred Stock, $0.001 par value per share at a purchase price of $10,000 per share upon notice from the Company to the Investor, subject to the satisfaction of certain conditions set forth in the Purchase Agreement.

In order to satisfy certain conditions set forth in the Preferred Stock Purchase Agreement that would allow the Company to require the Investor to purchase the remaining shares of Series B Preferred Stock under the Preferred Stock Purchase Agreement, the Amendment provides that, among other things, the Company will issue to the Holder a three-year warrant (the “ Additional Warrant ”) to purchase up to an additional 25,560,000 shares of the Company’s common stock, at an initial exercise price of $0.15 per share, subject to adjustment as described below.  The Additional Warrant will become exercisable on the earlier of (i) the date on which a registration statement registering for resale the shares of the Company’s common stock issuable upon exercise of the Additional Warrant (the “ Warrant Shares ”) becomes effective and (ii) the first date on which such Warrant Shares are eligible for resale without limitation under Rule 144 (assuming a cashless exercise of the Additional Warrant).  The Additional Warrant consists of and is exercisable in tranches, with a separate tranche being created upon each delivery of a tranche notice under the Preferred Stock Purchase Agreement.  On each tranche notice date, that portion of the Additional Warrant equal to 135% of the tranche amount will vest and become exercisable, and such vested portion may be exercised at any time during the exercise period on or after such tranche notice date.  On and after the first tranche notice date and each subsequent tranche notice date, the exercise price of the Additional Warrant will be adjusted to the closing sale price of a share of the Company’s common stock on the applicable tranche notice date.  The exercise price of the Additional Warrant may be paid (at the option of the Investor) in cash or by the Investor’s issuance of a four-year, full-recourse promissory note (each, a “Promissory Note ”), bearing interest at 2% per annum, and secured by specified portfolio of assets.  However, no Promissory Note will be due or payable at any time that (a) the Company is in default of any preferred stock purchase agreement for Series B Preferred Stock or any warrant issued pursuant thereto, any loan agreement or other material agreement or (b) there are any shares of the Company’s Series B Preferred Stock issued or outstanding.  The Additional Warrant also provides for cashless exercise in certain circumstances. If a “Funding Default” (as such term is defined in the Additional Warrant) occurs and the Additional Warrant has not previously been exercised in full, the Company has the right to demand surrender of the Additional Warrant (or any remaining portion thereof) without compensation, and the Additional Warrant will automatically be cancelled.

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

As of April 30, 2013, the Series B preferred stock had a liquidation preference of $10,092,570 comprised of $10,000 per share plus the total of the cumulative accrued dividends in the amount of $2,692,570. At October 31, 2012 the Series B preferred stock had a liquidation preference of $9,722,570 comprised of $10,000 per share plus the total of the cumulative accrued dividends in the amount of $2,322,570. During the three and six months ended April 30, 2013 and 2012 and the period from March 1, 2002 (date of inception) to April 30, 2013, the Company accrued dividends of $185,000, $370,000 and $2,692,570 respectively.

On April 4, 2011, the Company and the Holder also entered into an Amended and Restated Security Agreement to ensure that any Promissory Note issued upon exercise of the Additional Warrant will be entitled to the benefits of the security and collateral provisions of the Security Agreement dated as of July 19, 2010.

During the six months ended April 30, 2013 and 2012, the Company did not sell any preferred shares to Optimus.

As of both April 30, 2013 and October 31, 2012, the Company continued to have 284 shares of its Series B Preferred Stock available for sale to Optimus at a gross purchase price of $10,000.

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

•   Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

The following table provides the liabilities carried at fair value measured on a recurring basis as of April 30, 2013:

April 30, 2013	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $0.045 - $0.17 from May 2013 through August 2017	$-	$	$2,533,103	$2,533,103

April 30, 2013
Short term Convertible Notes Payable at fair value
May 2012 Notes	$-	$	$779,899	$779,899
Asher Notes –November 2012			224,915	224,915
Patton Note			173,310	173,311
JMJ Financial			761,453	761,453
Short-term convertible Notes Payable at fair value			1,939,577	$1,939,577

October 31, 2012	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $0.053 - $0.17 from October 2012 through August 2017	$-	$	$434,136	$434,136
Embedded Derivative Liability			-	-

October 31, 2012
Short term Convertible Notes Payable
May 2012 Notes	$-	$	$588,313	$588,313
Hanover PIPE Notes – September & October 2012			362,791	362,791
Magna Exchange Note			333,086	333,086
Asher Note			150,687	150,687
French, Patton & Paterson Notes			208,664	208,664

Short-term convertible Notes and FV of Embedded Derivative			$1,643,541	$1,643,541

Common stock warrant liability:

April 30, 2013 (Unaudited)
Beginning balance: October 31, 2012	$434,136
Issuance of common stock warrants	1,460,867
Reclassification of warrant liability to equity	-
Exercise of warrants	(795,411)
Issuance of additional warrants due to anti-dilution provisions	24,467
Change in fair value	1,409,044

Balance at April 30, 2013	$2,533,103

Convertible notes at fair value:

April 30, 2013
(Unaudited)
Beginning balance – October 31, 2012	1,643,541
Issuance of note	553,500
Transfer-out	(1,330,683)
Change in Fair Value of Note	1,073,219
Ending balance – April 30, 2013	1,939,577

14. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date that the financial statements were issued.  All appropriate subsequent event disclosures, if any, have been made in the notes to the financial statements.

During the period May 1, 2013 through June 12, 2013, certain May 2012 note-holders converted $395,000 in principal into 15,620,674 shares of the Company’s common stock at a conversion rate of $0.0253. The May 2012 Notes mature on May 18, 2013. Currently, there is only one May 2012 Note outstanding, with a remaining principal amount of $83,333. The Company anticipates that this remaining principal will be converted into shares of its common stock in the next fiscal quarter.

During the period May 1, 2013 to June 12, 2013, Asher converted $159,640 in principal and interest on its November 2012 Note into 5,520,080 shares of common stock at conversion rates ranging from $0.0274 to $0.0312. As of June 3, 2013, the Asher November 2012 Note was no longer outstanding as it had been converted in full.

During the period May 1, 2013 through June 12, 2013, the Company issued 246,140 shares of common stock to a consultant to settle an amount due of $12,307 for services previously rendered.

On May 1, 2013, the Company issued 450,000 shares of common stock to a consultant to settle an amount due of $15,000 for services previously rendered.

On May 1, 2013, the Company issued 161,332 shares of its common stock to employees under the Employee Stock Purchase Plan (ESPP). Approximately $6,779 was withheld from these employees, in the three months ended April 30, 2013, in order to purchase these shares.

On May 14, 2013, the Company issued 400,000 shares of its common stock to Hanover Holdings in connection with the settlement of a draw down pursuant to the Hanover Purchase Agreement, at a price of approximately $0.0599 per share. The per share price for such shares was established under the terms of the Hanover Purchase Agreement. The Company received total net proceeds of $23,940 in connection with this draw down.

On May 1, 2013, in a private placement pursuant to a Note Purchase Agreement, the Company issued Asher a convertible promissory note in the aggregate principal amount of $203,500, for a purchase price of $203,500, which it refers to as the Third Asher Note. The Third Asher Note bears interest at a rate of 8%, which interest accrues, but does not become payable until maturity or acceleration of the principal of the Third Asher Note. The Third Asher Note is convertible into shares of the Company’s common stock at a conversion price equal to 65% of the arithmetic average of the five lowest closing trading prices for the common stock during the 10 trading day period ending on the latest complete trading day prior to the applicable conversion date. The Third Asher Note matures on February 3, 2014, nine months from its issuance date. The Third Asher Note may be converted by Asher, at its option, in whole or in part. The Third Asher Note includes a limitation on conversion, which provides that at no time will Asher be entitled to convert any portion of the Third Asher Note, to the extent that after such conversion, Asher (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of the common stock as of such date.

On May 15, 2013, we filed a Registration Statement on Form S-1 for the sale of up to $23 million of our common stock and warrants. Prior to any such offering, we intend to effect a reverse stock split of our outstanding common stock and uplist to a national market. However, the reverse stock split may not increase our stock price sufficiently and we may not be able to list our common stock and warrants on a national market, such as The NASDAQ Capital market. There can be no assurance that we will be successful in raising such funds or uplisting to any national market.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward Looking Statements

We have included in this Quarterly Report certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition. “Forward-looking statements” consist of all non-historical information, and the analysis of historical information, including the references in this Quarterly Report to future revenues, collaborative agreements, future expense growth, future credit exposure, earnings before interest, taxes, depreciation and amortization, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements, and our plans for future periods. In addition, the words “could”, “expects”, “anticipates”, “objective”, “plan”, “may affect”, “may depend”, “believes”, “estimates”, “projects” and similar words and phrases are also intended to identify such forward-looking statements.

Actual results could differ materially from those projected in our forward-looking statements due to numerous known and unknown risks and uncertainties. These include, among other things, our ability to raise capital, unanticipated technological difficulties, the length, scope and outcome of our clinical trials, costs related to intellectual property, cost of manufacturing and higher consulting costs, product demand, changes in domestic and foreign economic, market and regulatory conditions, the inherent uncertainty of financial estimates and projections, the uncertainties involved in certain legal proceedings, instabilities arising from terrorist actions and responses thereto, and other considerations described as “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012 and in our other filings with the SEC. Such factors may also cause substantial volatility in the market price of our common stock. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

We are a clinical development stage biotechnology company with the intent to develop safe and effective immunotherapies for cancer and infectious diseases. These immunotherapies are based on a platform technology under exclusive license from the University of Pennsylvania, or Penn, that utilizes live attenuated Lm bioengineered to secrete antigen/adjuvant fusion proteins. These Lm strains use a fragment of the protein listeriolysin, or LLO, fused to a tumor associated antigen, or TAA, or other antigen of interest which we refer to these as Lm -LLO immunotherapies. We believe these Lm -LLO agents redirect the potent immune response to Lm which is inherent in humans, to the TAA or antigen of interest. Lm -LLO based immunotherapies stimulate the immune system to induce antigen-specific anti-tumor immune responses involving both innate and adaptive arms of the immune system. In addition, this technology facilitates the immune response by altering the microenvironment of tumors to make them more susceptible to immune attack.

Our lead construct, ADXS-HPV, is being evaluated in four ongoing clinical trials for human papillomavirus, or HPV, -associated diseases as follows: recurrent/refractory cervical cancer (India), locally advanced cervical cancer (with the Gynecologic Oncology Group (GOG), largely underwritten by the National Cancer Institute (NCI));, head and neck cancer (with the Cancer Research, United Kingdom (CRUK), (UK)) and anal cancer (Brown University, Oncology Group (BrUOG), U.S.). In addition, we have developed immunotherapies for prostate cancer and HER2 overexpressing cancers (such as breast, gastric and other cancers in humans and osteosarcoma in canines). Over fifteen distinct constructs are in various stages of development, developed directly by us and through strategic collaborations with recognized centers of excellence.

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

If we fail to raise a significant amount of capital, we may need to significantly curtail operations or cease operations in the near future. Any sale of our common stock or issuance of rights to acquire our common stock below $0.025287 per share (as may be further adjusted) with respect to certain of our outstanding debt instruments or $0.1306 per share (as may be further adjusted) with respect to certain of our outstanding warrants will trigger significant dilution due to the anti-dilution protection provisions contained therein.

We have sustained losses from operations in each fiscal year since our inception, and we expect these losses to continue for the indefinite future, due to the substantial investment in research and development. As of April 30, 2013 and October 31, 2012, we had an accumulated deficit of $58,586,279 and $47,601,427, respectively and stockholders’ deficiency of $6,292,732 and $5,962,724, respectively. Our projected annual staff, overhead, laboratory and nonclinical expenses are estimated to be approximately $4.1 million for the current fiscal year ended October 31, 2013. We expect to incur significant additional costs. The timing and estimated costs of these projects are difficult to predict. We may attempt to accelerate the timing of the required financing and, conversely, if the trial or trials are not successful we may slow our spending and defer the timing of additional financing. While we will attempt to attract a corporate partnership and grants, we have not assumed the receipt of any additional financial resources in our cash planning.

To date, we have outsourced many functions of drug development including manufacturing and clinical trial management. Accordingly, the expenses of these outsourced services account for a significant amount of our accumulated loss. We cannot predict when, if ever, any of our immunotherapies will become commercially viable or approved by the U.S. Food and Drug Administration, or FDA. We expect to spend substantial additional sums on the continued research and development of proprietary products and technologies, including conducting clinical trials for our immunotherapies, with no certainty that our immunotherapies will become commercially viable or profitable as a result of these expenditures.

Recent Developments

We are seeking stockholder approval of two proposals at our Annual Meeting of Stockholders scheduled for June 14, 2013 related to our authorized share capital.  One proposal seeks stockholder approval of reverse stock split at a ratio ranging from 1-for-70 to 1-for-125 of all the issued and outstanding shares of our common stock, the final ratio to be determined at the discretion of the Board of Directors. The other proposal seeks stockholder approval to decrease our authorized share capital from 1,005,000,000 consisting of 1,000,000,000 shares of common stock and 5,000,000 shares of “blank check” preferred stock to 30,000,000 consisting of 25,000,000 shares of common stock and 5,000,000 shares of “blank check” preferred stock.  Our Board does not intend to decrease our authorized share capital until after it effects the reverse stock split.

ReSULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2013 AND 2012

Revenue

We did not record any revenue for the three months ended April 30, 2013 and 2012.

Research and Development Expenses

Research and development expenses decreased by approximately $103,000 to approximately $2,113,000 for the three months ended April 30, 2013 as compared with approximately $2,216,000 for the same period a year ago. This is primarily attributable to decreased clinical trial expenses due to the near completion of dosing patients in our India trial and less clinical trial activity as compared to the same period a year ago. In addition, overall compensation decreased in the current period resulting from fewer employees when compared with the same period a year ago.

We anticipate a significant increase in research and development expenses as a result of our intended expanded development and commercialization efforts primarily related to clinical trials and product development. In addition, we expect to incur expenses in the development of strategic and other relationships required to license manufacture and distribute our product candidates when they are approved.

General and Administrative Expenses

General and administrative expenses increased by approximately $2,350,000 to approximately $3,364,000 for the three months ended April 30, 2013 as compared with approximately $1,014,000 for the same period a year ago. This was primarily due to higher stock-based compensation expense for options and shares granted to employees and directors as compared to the prior year period as well as severance costs related to a former employee. In addition, a portion of the increase is attributable to increased legal fees in the current period as compared to the prior year period.

Interest Expense

For the three months ended April 30, 2013, interest expense decreased significantly to approximately $96,000 from $1,580,000 in the same period a year ago, which decrease is largely a result of the significant reduction in overall debt from approximately $5.5 million in outstanding principal at April 30, 2012 to approximately $2.2 million in outstanding principal at April 30, 2013. These reductions included the May 2012 exchange of approximately $4.5 million aggregate principal value of convertible promissory notes for shares of our common stock and warrants and the conversion of approximately $4.3 million aggregate principal value of various convertible promissory notes into shares of our common stock during 2012.

Other Income/(Expense)

Other income was approximately $21,300 for the three months ended April 30, 2013. During the current period, we recorded approximately $16,200 in income as a result of favorable changes in foreign exchange rates relating to transactions with certain vendors. In addition, we recorded approximately $5,100 in interest income from payments made to us under the terms of a convertible promissory note.

Other expense was approximately $6,400 for the three months ended April 30, 2012 as a result of unfavorable changes in foreign exchange rates relating to transactions with certain vendors.

(Loss) Gain on Note Retirement and Accounts Payable

For the three months ended April 30, 2013, we recorded non-cash income of approximately $195,000 primarily resulting from the settlement of outstanding payables at a discount.

For the three months ended April 30, 2012, we recorded a non-cash charge to income of approximately $543,000 mainly resulting from the exchange of a convertible note by an accredited investor in addition to the conversion of notes into shares of our common stock by investors.

Changes in Fair Values

 For the three months ended April 30, 2013, we recorded non-cash income from changes in the fair value of the warrant liability of approximately $80,000. In the current period, the increase in income resulted from a decrease in the fair value of each liability warrant due to a decrease in our share price from $0.072, at January 31, 2013 to $0.066 at April 30, 2013 in addition to a decrease in overall volatility used in calculating the Black-Scholes value of each liability warrant.

For the three months ended April 30, 2012, we recorded income from changes in the fair value of the warrant liability and embedded derivative liability of approximately $2.8 million. In the second quarter of 2012, we recorded income of approximately $2.3 million resulting from a decrease in the Black-Scholes value of each liability warrant due to a smaller range of share prices used in the calculation of the BSM Model volatility input in addition to a slight decrease in our share price over the three months ended April 30, 2012.

Potential future increases or decreases in our stock price will result in increased or decreased warrant and embedded derivative liabilities, respectively, on our balance sheet and therefore increased or decreased expenses being recognized in our statement of operations in future periods.

Results OF OPERATIONS FOR THE SIX MONTHS ENDED APRIL 30, 2013 AND 2012

Revenue

We did not record any revenue for the six months ended April 30, 2013 and 2012.

Research and Development Expenses

Research and development expenses decreased by approximately $1,337,000 to approximately $3,092,000 for the six months ended April 30, 2013 as compared with approximately $4,429,000 for the same period a year ago. This is primarily attributable to decreased clinical trial expenses due to the near completion of dosing patients in our India trial and less clinical trial activity as compared with the same period a year ago. In addition, overall compensation decreased in the current period resulting from fewer employees when compared with the same period a year ago.

We anticipate a significant increase in research and development expenses as a result of our intended expanded development and commercialization efforts primarily related to clinical trials and product development. In addition, we expect to incur expenses in the development of strategic and other relationships required to license manufacture and distribute our product candidates when they are approved.

General and Administrative Expenses

General and administrative expenses increased by approximately $2,521,000 to approximately $4,566,000 for the six months ended April 30, 2013 as compared with approximately $2,045,000 for the same period a year ago. This was primarily due to higher stock-based compensation expense for options and shares granted to employees and directors as compared to the prior year period as well as severance costs related to a former employee. In addition, a portion of the increase is attributable to increased legal fees in the current period as compared to the prior year period. These increases were slightly offset by a decrease in travel and entertainment related expenses in the current period as compared to the prior year period.

Interest Expense

For the six months ended April 30, 2013, interest expense decreased significantly to approximately $457,000 from $3,197,000 in the same period a year ago, which decrease is largely a result of the significant reduction in overall debt from approximately $5.5 million in outstanding principal at April 30, 2012 to approximately $2.2 million in outstanding principal at April 30, 2013. These reductions included the May 2012 exchange of approximately $4.5 million aggregate principal value of convertible promissory notes for shares of our common stock and warrants and the conversion of approximately $4.3 million aggregate principal value of various convertible promissory notes into shares of our common stock during 2012. This was slightly offset by approximately $157,000 in non-cash interest expense related to the issuance of 3.5 million shares (Commitment Fee Shares) under the Hanover Purchase Agreement.

 Other Income

Other income was approximately $1,446 for the six months ended April 30, 2013 as a result of approximately $5,100 in interest income from payments made to us under the terms of a convertible promissory note, slightly offset by expense of approximately $3,700 related to unfavorable changes in foreign exchange rates relating to transactions with certain vendors.

Other income was approximately $340 for the six months ended April 30, 2012 as a result of favorable changes in foreign exchange rates relating to transactions with certain vendors.

(Loss) Gain on Note Retirement and Accounts Payable

For the six months ended April 30, 2013, we recorded non-cash income of approximately $347,000 primarily resulting from the settlement of outstanding payables with shares of our common stock or at a discount. This income was partially offset by charges incurred related to the conversion of notes into shares of our common stock by investors.

For the six months ended April 30, 2012, we recorded non-cash expense of approximately $1,241,000 mainly resulting from the conversion of some convertible promissory notes, by investors, into shares of our common stock. In addition, we recorded non-cash expense from an exchange agreement with an accredited investor in which the investor exchanged a convertible promissory note for (i) a new convertible promissory note and (ii) a warrant to purchase up to 2,352,940 shares of common stock at an exercise price of $0.15 per share. We recorded non-cash expense of approximately $247,000 related to the above exchange. In addition, during the six months ended April 30, 2012, we recorded non-cash expense of approximately $86,000 resulting from the exchange by an investor of 2007 warrants that contained anti-dilution provisions in addition to the conversion of some bridge notes into our shares of common stock.

Changes in Fair Values

 For the six months ended April 30, 2013, we recorded non-cash expense from changes in the fair value of the warrant liability of approximately $3.9 million resulting from an increase in the fair value of each liability warrant due to an increase in our share price from $0.045, at October 31, 2012 to $0.0665 at April 30, 2013 and the number of outstanding liability warrants increasing during the current period compared to the same period a year ago.

 For the six months ended April 30, 2012, we recorded income from changes in the fair value of the warrant liability and embedded derivative liability of approximately $3.6 million resulting from a decrease in the Black-Scholes value of each liability warrant due to a smaller range of share prices used in the calculation of the BSM Model volatility input somewhat offset by a slight increase in our share price over the six months ended April 30, 2012.

Potential future increases or decreases in our stock price will result in increased or decreased warrant and embedded derivative liabilities, respectively, on our balance sheet and therefore increased or decreased expenses being recognized in our statement of operations in future periods.

Income Tax Benefit

We may be eligible, from time to time, to receive cash from the sale of our Net Operating Losses, or NOLs, under the State of New Jersey NOL Transfer Program.   In the six months ended April 30, 2013, we received a net cash amount of approximately $725,000 from the sale of our state NOLs and research & development tax credits for the periods ended October 31, 2010 and 2011.

In the six months ended April 30, 2012, we received a net cash amount of $346,787 from the sale of our state NOLs for the periods through October 31, 2010.

Liquidity and Capital Resources

Since our inception through April 30, 2013, we have reported accumulated net losses of approximately $57.8 million and recurring negative cash flows from operations. We anticipate that we will continue to generate significant losses from operations for the foreseeable future.

Our limited capital resources and operations to date have been funded primarily with the proceeds from public, private equity and debt financings, NOL tax sales and income earned on investments and grants. We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future, due to the substantial investment in research and development. As of April 30, 2013 and October 31, 2012, we had an accumulated deficit of $58,586,279 and $47,601,427, respectively and shareholders’ deficiency of $6,292,732 and $5,962,724, respectively.

Based on our available cash of approximately $1,010,000 at April 30, 2013 and $400,000 on June 7, 2013, we do not have adequate cash on hand to cover our anticipated expenses for the next 12 months. If we fail to raise a significant amount of capital, we may need to significantly curtail or cease operations in the near future. These conditions have raised substantial doubt about our ability to continue as a going concern.

Discussion of Cash Flows

Cash used in operating activities, for the six months ending April 30, 2013, was approximately $3.4 million resulting primarily from spending associated with our clinical trial programs and general & administrative expenses.

Cash used in investing activities, for the six months ended April 30, 2013, was approximately $65,000 resulting primarily from legal spending in support of our patents.

Cash provided by financing activities, for the six months ended April 30, 2013, was approximately $4.5 million, primarily consisting of net proceeds received from the sale of convertible promissory notes ($1.4 million), the sale of our common stock primarily from the use of the Hanover Equity Enhancement Program ($2.9 million) and the exercise of warrants resulting in proceeds of approximately $94,000.

For the six months ending April 30, 2013, we issued to certain accredited investors (including JMJ Financial as described below) convertible promissory notes in the aggregate principal amount of approximately $1,453,500 for an aggregate net purchase price of approximately $1,450,000. These convertible promissory notes were issued with either original issue discounts ranging from 15% to 25% or are interest-bearing and are convertible into shares of our common stock. Some of these convertible promissory notes were issued along with warrants. These convertible promissory notes mature between January and December of 2014. In addition, during the six months ended January 31, 2013, Mr. Moore loaned our company $11,200 under the Moore Notes (see Note 6 to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for more information regarding the Moore Notes).

During the six months ended April 30, 2013, we issued 2,207,144 shares of our common stock, to accredited investors, at a price per share of $0.035, resulting in total net proceeds of $77,250.

During the six months ended April 30, 2013, we issued 43,190,514 shares of our common stock to Hanover in connection with the settlement of drawdowns pursuant to the Hanover Purchase Agreement, at prices ranging from approximately $0.0266 to $0.0374 per share. The per share price for such shares was established under the terms of the Hanover Purchase Agreement. We received total net proceeds of approximately $2,910,684 in connection with these drawdowns.

JMJ Financial

On April 26, 2013, in a private placement, we issued JMJ Financial a convertible promissory note. The face amount of the note reflects an aggregate principal amount of $800,000 for total consideration of $720,000 (or a 10% original issue discount). However, we have currently only borrowed $425,000 from JMJ Financial under this convertible promissory note. JMJ Financial paid us $300,000 in cash and exchanged a promissory note with an aggregate principal amount of $125,000 that we issued to JMJ Financial on December 26, 2012 as consideration for the note. JMJ Financial has no obligation to lend us the remaining $295,000 of available principal amount under the note and may never do so. We have no obligation to pay JMJ Financial any amounts on the unfunded portion of the note. We may not prepay any portion of the note without JMJ Financial’s consent.

The convertible promissory note matures April 26, 2014 and, in addition to the 10% original issue discount, provides for payment of a one-time interest charge of 5% on funded amounts. The convertible promissory note is convertible at any time, in whole or in part, at JMJ Financial’s option into shares of our common stock at the lesser of $0.07 or 70% of the average of the lowest two closing prices in the 20-day pricing period preceding a conversion. However, at no time will JMJ Financial be entitled to convert any portion of the note to the extent that after such conversion, JMJ Financial (together with its affiliates) would beneficially own more than 4.99% of our outstanding shares of common stock as of such date. We agreed to reserve at least 20,000,000 shares of our common stock for conversion of the note. The note also provides for penalties and rescission rights if we do not deliver shares of our common stock upon conversion with the require timeframes.

The convertible promissory note includes customary event of default provisions, and provides for a default rate of the lesser of 18% or the maximum permitted by law. Upon the occurrence of an event of default, the lender may require us to pay in cash the “Mandatory Default Amount” which is defined in the note to mean the greater of (i) the outstanding principal amount of the note plus all interest, liquidated damages and other amounts owing under the note, divided by the conversion price on the date payment of such amount is demanded or paid in full, whichever is lower, multiplied by the volume-weighted-average price, or VWAP, on the date payment of such amount is demanded or paid in full, whichever has a higher VWAP, or (ii) 150% of the outstanding principal amount of the note plus 100% of all interest, liquidated damages and other amounts owing under the note.

We also granted JMJ Financial the right, at its election, to participate in the next public offering of our securities by exchanging, in whole or in part, the funded portion of this note for a subscription to such public offering in an amount equal to 125% of the sum of the funded portion of the principal amount of being exchanged plus all accrued and unpaid interest, liquidated damages, fees, and other amounts due on such exchanged principal amount. If we complete a public offering of $10,000,000 or more, JMJ Financial has the right, at its election, to require us to repay the note, in whole or in part, in amount equal to 125% of the sum of the funded principal amount being repaid plus all accrued and unpaid interest liquidated damages, fees, and other amounts due on such principal amount.

Other Recent Activity

On May 1, 2013, in a private placement pursuant to a Note Purchase Agreement, we issued Asher Enterprises, Inc, or Asher, a convertible promissory note in the aggregate principal amount of $203,500, for a purchase price of $203,500. We refer to this note as the Asher Note. The Asher Note bears interest at a rate of 8%, which interest accrues, but does not become payable until maturity or acceleration of the principal of the Asher Note. The Asher Note is convertible into shares of our common stock at a conversion price equal to 65% of the arithmetic average of the five lowest closing trading prices for the common stock during the 10 trading day period ending on the latest complete trading day prior to the applicable conversion date. The Asher Note matures on February 3, 2014, nine months from its issuance date. The Asher Note may be converted by Asher, at its option, in whole or in part. The Asher Note includes a limitation on conversion, which provides that at no time will Asher be entitled to convert any portion of the Asher Note, to the extent that after such conversion, Asher (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of the common stock as of such date.

On May 15, 2013 we filed a Registration Statement on Form S-1 for the sale of up to $23 million of our common stock and warrants. Prior to any such offering we intend to effect a reverse stock split of our outstanding common stock and uplist to a national market. However, the reverse stock split may not increase our stock price sufficiently and we may not be able to list our common stock and warrants on a national market, such as The NASDAQ Capital Market. There can be no assurance that we will be successful in raising such funds or uplisting to any national market.

Off-Balance Sheet Arrangements

As of April 30, 2013, we had no off-balance sheet arrangements.

Critical Accounting and New Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

·	it requires assumptions to be made that were uncertain at the time the estimate was made, and

·	changes in the estimate of difference estimates that could have been selected could have material impact in our results of operations or financial condition.

While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results could differ from those estimates and the differences could be material. The most significant estimates impact the following transactions or account balances: stock compensation, warrant valuation, impairment of intangibles, dilution caused by anti-dilution provisions in the warrants and other agreements. For additional information relating to these and other accounting policies, see Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Stock Based Compensation

We account for stock-based compensation using fair value recognition and record stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. As such, we recognize stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants.

The process of estimating the fair value of stock-based compensation awards and recognizing stock-based compensation cost over their requisite service period involves significant assumptions and judgments. We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option-valuation model for the remaining awards, which requires that we make certain assumptions regarding: (i) the expected volatility in the market price of our common stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise (referred to as the expected holding period). As a result, if we revise our assumptions and estimates, our stock-based compensation expense could change materially for future grants.

Stock-based compensation for directors is reflected in general and administrative expenses in the statements of operations. Stock-based compensation for employees and consultants could be reflected in research and development expenses or general and administrative expenses in the consolidated statements of operations.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, receivables, accounts payable and accrued expenses approximated fair value, as of the balance sheet date presented, because of the relatively short maturity dates on these instruments. The carrying amounts of the financing arrangements issued approximate fair value, as of the balance sheet date presented, because interest rates on these instruments approximate market interest rates after consideration of stated interest rates, anti-dilution protection and associated warrants. The estimate of fair value of such financial instruments involves the exercise of significant judgment and the use of estimates by management

Derivative Financial instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The determination of fair value requires the use of judgment and estimates by management. For stock-based derivative financial instruments, we used the Black-Scholes valuation model which approximated the binomial lattice options pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the instrument could be required within 12 months of the balance sheet date. The variables used in the model are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the warrant derivative liability.

Hybrid Financial Instruments

For certain hybrid financial instruments, we elected to apply the fair value option to account for certain instruments. We made an irrevocable election to measure such hybrid financial instruments at fair value in their entirety, with changes in fair value recognized in earnings at each balance sheet date. The election may be made on an instrument by instrument basis. The determination of fair value requires the use of judgment and estimates by management.

Debt Discount and Amortization of Debt Discount

Debt discount represents the fair value of embedded conversion options of various convertible debt instruments and attached convertible equity instruments issued in connection with debt instruments. The determination of fair value requires the use of judgment and estimates by management. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method, which approximates the interest method. The amortization of debt discount is included as a component of other expenses in the accompanying statements of operations.

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

Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Brio Claim

On March 22, 2013, we were notified that a lawsuit against Advaxis had been filed by Brio Capital L.P., which we refer to as Brio, in the Supreme Court of the State of New York, County of New York, titled Brio Capital L.P. v. Advaxis Inc. , Case No. 651029/2013, which we refer to as the Action. The complaint in the Action alleges, among other things, that Advaxis breached the terms of certain warrants to purchase shares of our common stock that we originally issued to Brio on October 17, 2007 and on June 18, 2009, each at an initial exercise price of $0.20 per share, and that Brio has suffered damages as a result thereof. Brio’s complaint seeks (i) a preliminary and permanent injunction directing us to issue to Brio 2,717,777 shares of our common stock, along with the necessary corporate resolutions and legal opinions to enable Brio to sell such common stock publicly without restriction; and (ii) damages of at least $500,000 (in an amount to be determined at trial), along with interest, costs and attorneys’ fees related to the Action. On April 15, 2013, in partial settlement of the Brio lawsuit, we issued 2,717,777 shares of common stock and provided certain corporate resolutions and legal opinions necessary to enable Brio Capital L.P. to sell such common stock publicly without restriction. We believe the remaining claims under the Action are entirely without merit, and we intend to vigorously defend against them.

In addition to the foregoing, we are from time to time involved in legal proceedings in the ordinary course of our business. We do not believe that any of these claims and proceedings against us is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

 During the period covered by this report, we have issued unregistered securities to the persons as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 3(a)(9) or Section 4(2) thereof and/or Regulation D promulgated there under. All recipients had adequate access to information about us. We have not furnished information under this item to the extent that such information previously has been included in a Current Report on Form 8-K.

On April 26, 2013, in a private placement, we issued JMJ Financial a convertible promissory note. The face amount of the note reflects an aggregate principal amount of $800,000 for total consideration of $720,000 (or a 10% original issue discount). However, we have currently only borrowed $425,000 from JMJ Financial under this convertible promissory note. JMJ Financial paid us $300,000 in cash and exchanged a promissory note with an aggregate principal amount of $125,000 that we issued to JMJ Financial on December 26, 2012 as consideration for the note. JMJ Financial has no obligation to lend us the remaining $295,000 of available principal amount under the note and may never do so. The convertible promissory note is convertible at any time, in whole or in part, at JMJ Financial’s option into shares of our common stock at the lesser of $0.07 or 70% of the average of the lowest two closing prices in the 20-day pricing period preceding a conversion. However, at no time will JMJ Financial be entitled to convert any portion of the note to the extent that after such conversion, JMJ Financial (together with its affiliates) would beneficially own more than 4.99% of our outstanding shares of common stock as of such date. We agreed to reserve at least 20,000,000 shares of our common stock for conversion of the note.

ITEM 5. OTHER INFORMATION

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

* Filed herewith

** Furnished herewith

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Advaxis’ Periodic Report on Form 10-Q for the period ended April 30, 2013, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Periodic Report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVAXIS, INC.
Registrant

Date: June 14, 2013	By:	/s/ Thomas Moore
Thomas Moore
Chief Executive Officer and Chairman of the Board

	By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum
Chief Financial Officer, Senior Vice President and Secretary

