Form 10-Q
period 2013-07-31
Advaxis, Inc.
filed 2013-09-16
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of September 6, 2013 was 5,024,081.

INDEX

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Balance Sheets at July 31, 2013 (unaudited) and October 31, 2012	1

	Statements of Operations for the three and nine month periods ended July 31, 2013 and 2012 and the period March 1, 2002 (inception) to July 31, 2013 (unaudited)	2

	Statements of Cash Flow for the nine month periods ended July 31, 2013 and 2012 and the period March 1, 2002 (inception) to July 31, 2013 (unaudited)	3

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II	OTHER INFORMATION	42

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	43

Item 6.	Exhibits	44

SIGNATURES		45

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

ADVAXIS, INC.

(A Development Stage Company)

BALANCE SHEETS

	July 31, 2013 (unaudited)	October 31, 2012
ASSETS
Current Assets:
Cash	$40	$232
Prepaid expenses	55,111	25,798
Other current assets	33,182	8,182
Deferred expenses - current	1,323,511	860,293
Total Current Assets	1,411,844	894,505

Deferred expenses – long term	289,834	342,007
Property and equipment (net of accumulated depreciation)	61,442	78,068
Intangible assets (net of accumulated amortization)	2,499,791	2,413,755
Deferred financing cost (net of accumulated amortization)	62,034	49,024
Other assets	38,438	38,438

TOTAL ASSETS	$4,363,383	$3,815,797

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$5,541,431	$5,155,797
Accrued expenses	1,242, 464	1,367,412
Short term convertible notes and fair value of embedded derivative	2,037,962	2,089,099
Notes payable – former officer	427,606	477,274
Notes payable – other	-	250,000
Total Current Liabilities	9,249,463	9,339,582

Deferred rent	-	4,803
Long-term convertible note	1,104,680	-
Common stock warrant liability	736,059	434,136
Total Liabilities	11,090,202	9,778,521
Commitments and Contingencies
Shareholders’ Deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; Series B Preferred Stock; issued and outstanding 740 at July 31, 2013 and at October 31, 2012. Liquidation preference of $10,277,570	-	-
Common stock - $0.001 par value; authorized 25,000,000 shares, issued and outstanding 4,898,248 at July 31, 2013 and 3,158,433 at October 31, 2012.	4,898	3,158
Additional paid-in capital	64,083,331	52,119,567
Promissory note receivable	(10,633,584)	(10,484,022)
Deficit accumulated during the development stage	(60,181,464)	(47,601,427)
Total Shareholders’ Deficiency	(6,726,819)	(5,962,724)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$4,363,383	$3,815,797

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

 (unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,		Period from March 1, 2002 (Inception) to July 31,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$1,863,343

Research & development expenses	1,319,936	1,331,415	4,411,793	5,760,158	34,214,629
General & administrative expenses	1,733,677	2,251,725	6,299,670	4,297,110	33,168,179
Total Operating Expenses	3,053,613	3,583,140	10,711,463	10,057,268	67,382,808

Loss from Operations	(3,053,613)	(3,583,140)	(10,711,463)	(10,057,268)	(65,519,465)

Other income (expense):
Interest expense	(142,842)	(1,045,297)	(600,004)	(4,241,805)	(15,585,869)
Other income (expense)	(17,372)	25,375	(15,926)	25,715	243,783
Gain (Loss) on note retirement	1,723	(932,421)	349,009	(2,173,491)	(643,933)
Net changes in fair value of derivative liabilities	1,616,919	2,430,914	(2,326,843)	6,020,434	18,715,454
Net Loss before benefit for income taxes	(1,595,185)	(3,104,569)	(13,305,227)	(10,426,415)	(62,790,030)

Income tax benefit	-	-	725,190	346,787	2,652,450

Net Loss	(1,595,185)	(3,104,569)	(12,580,037)	(10,079,628)	(60,137,580)

Dividends attributable to preferred shares	185,000	185,000	555,000	555,000	2,877,570

Net Loss applicable to common stock	$(1,780,185)	$(3,289,569)	$(13,135,037)	$(10,634,628)	$(63,015,150)

Net Loss per share, basic and diluted	$(0.37)	$(1.19)	$(3.13)	$(4.45)

Weighted average number of shares outstanding, basic and diluted	4,775,772	2,774,814	4,190,062	2,387,443

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

		Nine Months Ended July 31,		Period from March 1, 2002 (Inception) to July 31,
		2013	2012	2013
OPERATING ACTIVITIES
Net loss		$(12,580,037)	$(10,079,628)	$(60,137,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges to consultants and employees for options and stock		3,103,122	877,251	8,240,668
Amortization of deferred financing costs		28,909	-	342,556
Amortization of discount on convertible promissory notes		18,392	1,331,368	2,728,769
Impairment of intangible assets		-	-	26,087
Non-cash interest expense		528,023	2,885,053	11,889,712
(Gain) Loss on change in fair value of derivative liabilities		2,326,843	(6,020,434)	(18,715,454)
Warrant expense		30,887	-	795,247
Settlement expense		364,335	-	629,335
Employee Stock Purchase Plan		21,029	9,727	39,330
Value of penalty shares issued		-	-	149,276
Depreciation expense		13,626	9,184	223,074
Amortization expense of intangibles		117,920	109,859	860,562
Write off of intangible assets		-	-	33,211
Interest income		-	-	267
Loss (Gain) on note retirement		(349,009)	2,173,491	643,933
Changes in operating assets and liabilities :	`
Decrease (increase) in prepaid expenses		(42,243)	(2,452)	(68,040)
(Increase) in other current assets		(25,000)	(30,961)	(33,182)
(Increase) in other assets		-	-	(132,271)
(Increase) decrease in deferred expenses		(411,045)	365,925	(1,105,617)
Increase (decrease) in accounts payable and accrued expenses		1,914,577	4,445,333	14,418,838
(Decrease) in deferred rent		(4,803)	(43,228)	-
Increase in interest payable		24,840	24,759	17,542
Net cash used in operating activities		(4,919,634)	(3,944,753)	(39,153,737)
INVESTING ACTIVITIES
Cash paid on acquisition of Great Expectations		-	-	(44,940)
Proceeds from sale of equipment		3,000	-	3,000
Purchase of property and equipment		-	(91,844)	(241,937)
Cost of intangible assets		(203,955)	(258,940)	(3,424,600)
Net cash used in investing activities		(200,955)	(350,784)	(3,708,477
FINANCING ACTIVITIES
Proceeds from convertible notes		2,110,500	500,000	19,969,900
Repayment of convertible notes		-	(87,941)	(1,649,030)
Payment of deferred offering expenses		(21,919)	(58,500)	(133,919)
Cash paid for deferred financing costs		-	-	(584,493)
Proceeds from notes payable		-	2,388,963	250,000
Proceeds from former officer loan		11,200	-	1,458,685
Repayment of former officer loan		(85,700)	-	(1,220,700)
Deferred investment funds		-	50,000	-
Net proceeds from issuance of Preferred Stock		-	-	8,610,499
Payment on cancellation of warrants		-	-	(600,000)
Proceeds from exercise of warrants		94,444	411,765	1,761,210
Net proceeds of issuance of common stock		3,011,872	-	15,000,102
Net cash provided by financing activities		5,120,397	3,204,287	42,862,254
Net increase (decrease) in cash		(192)	(1,091,250)	40
Cash at beginning of period		232	1,096,538	-
Cash at end of period		$40	$5,288	$40

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosures of Cash Flow Information

	Nine months ended July 31,		Period from March 1, 2002 (Inception) to July 31,
	2013	2012	2013
Cash paid for Interest	$188	$53,027	$788,205
Cash paid for Taxes	-	2,080	16,453

Supplemental Schedule of Non-cash Investing and Financing Activities

	Nine months ended July 31,			Period from March 1, 2002 (Inception) to July 31,
	2013		2012	2013
Equipment acquired under notes payable		$-	$-	$45,580
Common stock issued to Founders		$-	$-	$40
Notes payable and accrued interest converted to preferred stock		$-	$-	$15,969
Stock dividend on preferred stock		$-	$-	$43,884
Accounts payable from consultants settled with common stock		$12,307	$62,275	$126,560
Notes payable and embedded derivative liabilities converted to common stock		$1,962,599	$4,636,255-	$10,604,969
Intangible assets acquired with notes payable		$-	$-	$360,000
Intangible assets acquired with common stock		$-	$-	$70,000
Debt discount in connection with recording the original value of the embedded derivative liability	$		$306,568	$6,473,385
Allocation of the original secured convertible debentures to warrants		$-	$-	$214,950
Allocation of the warrants on convertible notes as debt discount	$		$279,807	$2,710,406
Cancellation of note receivable in connection with preferred stock redemption		$-	$-	$(3,051,000)
Note receivable in connection with exercise of warrants		$-	$-	$9,998,210
Common stock issued in exchange for warrants		$-	134,796	134,796
Warrants Issued in connection with issuance of common stock		$-	$-	$1,505,550
Warrants Issued in connection with issuance of preferred stock		$-	$-	$3,587,625

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Advaxis Inc. (the “Company”) is a clinical development stage biotechnology company with the intent to develop safe and effective immunotherapies for cancer and infectious diseases. These immunotherapies are based on a platform technology under exclusive license from the University of Pennsylvania (“Penn”) that utilizes live attenuated Lm bioengineered to secrete antigen/adjuvant fusion proteins. These Lm strains use a fragment of the protein listeriolysin (“LLO”), fused to a tumor associated antigen (“TAA”), or other antigen of interest. The Company refers to these as Lm -LLO immunotherapies. The Company believes these Lm- LLO agents redirect the potent immune response to Lm that is inherent in humans, to the TAA or antigen of interest. Lm -LLO based immunotherapies stimulate the immune system to induce antigen-specific anti-tumor immune responses involving both innate and adaptive arms of the immune system. In addition, this technology facilitates the immune response by altering the microenvironment of tumors to make them more susceptible to immune attack.

The Company’s lead construct, ADXS-HPV, is being evaluated in four ongoing clinical trials for human papilloma virus (“HPV”)-associated diseases as follows: recurrent/refractory cervical cancer (India), locally advanced cervical cancer (with the Gynecologic Oncology Group (“GOG”), largely underwritten by the National Cancer Institute (“NCI”);head and neck cancer (with the Cancer Research, United Kingdom (“CRUK”), (U.K) and anal cancer (Brown University, Oncology Group (“BrUOG”), U.S.). In addition, the Company has developed immunotherapies for prostate cancer and HER2 overexpressing cancers (such as breast, gastric and other cancers in humans and osteosarcoma in canines). Over fifteen distinct constructs are in various stages of development, developed directly by the Company and through strategic collaborations with recognized centers of excellence.

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

Liquidity and Financial Condition

The Company’s products are being developed and have not generated significant revenues. As a result, the Company has suffered recurring losses and its liabilities exceed its assets. These losses are expected to continue for an extended period of time. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. There is a working capital deficiency, a shareholders’ deficiency and recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations. Management’s plans are to continue to raise additional funds through the sales of debt or equity securities. Subsequent to July 31, 2013, the Company raised an aggregate of approximately $800,000 in additional capital through the sale of equity securities and convertible promissory notes.

If the Company fails to raise a significant amount of capital, it may need to significantly curtail or cease operations in the near future. Any sale of common stock below $3.16 per share (as may be further adjusted) with respect to certain of its outstanding debt instruments or $15.11 per share (as may be further adjusted) with respect to certain of its outstanding warrants will trigger significant dilution due to the anti-dilution protection provisions contained therein.

The Company recognizes it will need to raise additional capital over and above the amount raised subsequent to July 31, 2013 in order to execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Estimates

The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP) involves the use of estimates and assumptions that affect the recorded amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ substantially from these estimates. Significant estimates include the fair value and recoverability of the carrying value of intangible assets (patents and licenses), the fair value of options, the fair value of embedded conversion features, warrants and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, based on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from estimates.

Reverse Stock Split

At the Annual Meeting of Stockholders held on June 14, 2013, the Company’s stockholders approved the filing of a Certificate of Amendment to effect a reverse stock split of its issued and outstanding common stock, and the filing of a Certificate of Amendment to decrease the total number of its authorized shares of common stock. On July 11, 2013, the Company’s Board of Directors authorized a reverse stock split at a ratio of 1-for-125 and approved the implementation of the authorized share capital decrease after the effectiveness of the reverse stock split. Accordingly, the Company amended its Amended and Restated Certificate of Incorporation by the filing of two Certificates of Amendment with the Delaware Secretary of State as follows:(a) on July 11, 2013, to effect a 1-for-125 reverse stock split of its outstanding common stock, par value $0.001 per share, to take effect on July 12, 2013 at 4:30 p.m. EDT, and (b) on July 12, 2013, to decrease the total number of authorized shares of common stock on a post-reverse stock split basis, so that the total number of shares that the Company has the authority to issue is 30,000,000 shares, of which 25,000,000 shares are common stock and 5,000,000 shares are ‘‘blank check’’ preferred stock. The reverse stock split was effective at approximately 4:30 p.m. EDT on July 12, 2013, and the share capital decrease took effect thereafter upon filing with the Delaware Secretary of State. All references in this Report to number of shares, price per share and weighted average number of shares of common stock outstanding prior to this reverse stock split have been adjusted to reflect the reverse stock split on a retroactive basis, unless otherwise noted.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue from license fees and grants is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) services have been rendered, (iii) the contract price is fixed or determinable, and (iv) collection is reasonably assured. In licensing arrangements, delivery does not occur for revenue recognition purposes until the license term begins. Nonrefundable upfront fees received in exchange for products delivered or services performed that do not represent the culmination of a separate earnings process will be deferred and recognized over the term of the agreement using the straight line method or another method if it better represents the timing and pattern of performance. Since its inception, all of the Company’s revenues have been from multiple research grants. For the three and nine months ended July 31, 2013 and 2012, the Company did not receive any revenue from such grants.

For revenue contracts that contain multiple elements, revenue arrangements with multiple deliverables are divided into separate units of accounting if the delivered item has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered item.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of July 31, 2013 and October 31, 2012, the Company did not have any cash equivalents.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts (checking) that at times exceed federally insured limits.

Net Loss per Share

Basic net income or loss per common share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the periods. Diluted earnings per share give effect to dilutive options, warrants, convertible debt and other potential common stock outstanding during the period. Therefore, in the case of a net loss the impact of the potential common stock resulting from warrants, outstanding stock options and convertible debt are not included in the computation of diluted loss per share, as the effect would be anti-dilutive. In the case of net income the impact of the potential common stock resulting from these instruments that have intrinsic value are included in the diluted earnings per share. The table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share.

	As of July 31,
	2013	2012
Warrants	899,494	917,910
Stock Options	467,923	358,459
Convertible Debt (using the if-converted method)	478,695	92,759
Total	1,846,112	1,369,128

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

Stock-based compensation for directors is reflected in general and administrative expenses in the statements of operations. Stock-based compensation for employees and consultants could be reflected in research and development expenses or general and administrative expenses in the statements of operations depending on the nature of the services provided by the employees or consultants.

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

Hybrid Financial Instruments

For certain hybrid financial instruments, the Company elected to apply the fair value option to account for these instruments. The Company made an irrevocable election to measure such hybrid financial instruments at fair value in their entirety, with changes in fair value recognized in earnings at each balance sheet date. The election may be made on an instrument by instrument basis.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Other Comprehensive Income." ASU 2013-02 finalized the reporting for reclassifications out of accumulated other comprehensive income, which was previously deferred, as discussed below. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, they do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is also required to present on the face of the financials where net income is reported or in the footnotes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Other amounts need only be cross-referenced to other disclosures required that provide additional detail of these amounts. The amendments in this update are effective for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by the FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  Under this new guidance, companies must present this unrecognized tax benefit in the financial statements as a reduction to deferred tax assets created by net operating losses or other tax credits from prior periods that occur in the same taxing jurisdiction. If the unrecognized tax benefit exceeds such credits it should be presented in the financial statements as a liability. This update is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2013. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying consolidated financial statements.

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

 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	July 31, 2013 (Unaudited)	October 31, 2012
Laboratory equipment	$284,516	$287,516
Accumulated depreciation	(223,074)	(209,448)
Net Property and Equipment	$61,442	$78,068

Depreciation expense for the three and nine months ended July 31, 2013 and 2012 and the period from March 1, 2002 (inception) to July 31, 2013 was $4,442, $13,626, $4,592, $9,184, and $223,074, respectively.

4. INTANGIBLE ASSETS

Under the Penn license agreements, the Company is billed actual patent expenses as they are passed through from Penn and are billed directly from the Company’s patent attorney. The following is a summary of intangible assets as of the end of the following fiscal periods:

	July 31, 2013 (Unaudited)	October 31, 2012
License	$651,992	$651,992
Patents	2,626,365	2,422,409
Total intangibles	3,278,357	3,074,401
Accumulated amortization	(778,566)	(660,646)
Intangible Assets	$2,499,791	$2,413,755

The expirations of the existing patents range from 2014 to 2023 but the expirations can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. No patent applications with future value were abandoned or expired and charged to expense in the three and nine months ended July 31, 2013 or 2012. Amortization expense for licensed technology and capitalized patent cost is included in general and administrative expenses and aggregated $40,109, $117,920 and $37,435, $109,858 for the three and nine months ended July 31, 2013 and 2012 and $860,562 for the period from March 1, 2002 (inception) to July 31, 2013, respectively.

Estimated amortization expense for the next five years is as follows:

Year ended October 31,
2013, remainder	$35,000
2014	140,000
2015	140,000
2016	140,000
2017	140,000

5. SHORT-TERM CONVERTIBLE NOTES & FAIR VALUE OF EMBEDDED DERIVATIVE

	July 31/ 2013 (Unaudited)	October 31, 2012
October 2011 Note Financing	$-	$58,824
December 2011 Note Financing	-	131,928
May 2012 Note Financing	83,333	588,313
Bridge Notes	62,882	185,758
JMJ Financial	995,166	73,590
Hanover Holdings Note	-	362,791
Magna	-	333,086
Chris French	-	25,950
Asher	507,830	150,687
Yvonne Paterson	-	103,804
James Patton	-	78,909
Redwood Management LLC	388,751	-

Total Convertible Notes	2,037,962	2,093,640

Unamortized discount – Original Issue Discount (OID)	-	(4,541)

Current Portion of Convertible Notes	$2,037,962	$2,089,099

Convertible Notes payable consist of the following:

October 2011 Note Financing

The notes issued by the Company in the offering completed in October 2011, which it refers to as the October 2011 Notes, matured on October 31, 2012. At October 31, 2012, there was one remaining October 2011 Note with an outstanding principal balance of $58,824.

During the nine months ended July 31, 2013, pursuant to the terms of an Assignment Agreement, the Company delivered a convertible note, which we refer to as the Second Magna Exchange Note, to Magna Group, LLC, an affiliate of Hanover, which it refers to as Magna, in an aggregate principal amount of $58,824, convertible into shares of common stock, which bears interest at a rate of 6% per annum, which interest accrues, but does not become payable until maturity.

During the nine months ended July 31, 2013, the Company converted the $58,824 in principal into 18,224 shares of common stock at conversion prices ranging from $3.16 to $3.25, recording non-cash expense of approximately $70,000 to the loss on retirement account, on the statement of operations, for the difference between the amount of the principal converted and the fair value of the shares issued as a result of the conversion.

As of July 31, 2013, there were no outstanding October 2011 Notes.

December 2011 Note Financing

At October 31, 2012, there was one remaining note that was issued by the Company in the offering completed in December 2011, which it refers to as the December 2011 Note, with an outstanding principal balance of $158,824, having an unamortized debt discount of $26,896.

During the nine months ended July 31, 2013, pursuant to the terms of an Assignment Agreement, the Company delivered a convertible note to Magna in an aggregate principal amount of $170,589 (including the above $158,824 and a junior subordinated convertible promissory note in the amount of $11,765), convertible into shares of common stock, which bears interest at a rate of 6% per annum, which interest accrues, but does not become payable until maturity.

Accretion of the discount was $26,896 for the three months ended January 31, 2013, resulting in the December 2011 Note being recorded at its principal value of $158,824, on the balance sheet, prior to its assignment. During the nine months ended July 31, 2013, the Company converted the $170,589 in principal into 48,888 shares of its common stock at a conversion price of $3.49, recording non-cash expense of approximately $104,000 to the loss on retirement account, on the statement of operations, for the difference between the amount of principal converted and the fair value of the shares issued as a result of the conversion.

As of July 31, 2013, there were no outstanding December 2011 Notes.

May 2012 Note Financings

Effective May 14, 2012, the Company entered into a Note Purchase Agreement, which it refers to as the May 2012 Notes, in which investors acquired $953,333 of convertible promissory notes for an aggregate purchase price of approximately $715,000 in cash, representing an original issue discount of 25%. The May 2012 Notes are convertible into shares of common stock at $18.75 per share. Additionally, investors received warrants, which the Company refers to as the May 2012 Warrants, to purchase such number of shares of common stock equal to 50% of the number of shares of our common stock that would be issuable upon conversion of their May 2012 Notes at an exercise price of $18.75 per share. The May 2012 Notes matured on May 18, 2013. The Company may redeem the May 2012 Notes under certain circumstances. The May 2012 Warrants are exercisable at any time on or before May 18, 2017. The May 2012 Warrants may be exercised on a cashless basis under certain circumstances. As of July 31, 2013 the conversion price of the May 2012 Notes was $3.16 due to the anti-dilution provisions contained therein and the exercise price of the May 2012 Warrants was $10.625 as a result of the price reset provisions contained therein.

The Company elected to apply the fair-value option to account for the May 2012 Notes and has recorded the May 2012 Notes at a fair value of $454,680 upon issuance. Unrealized losses on the mark-to-market of the May 2012 Notes which amounted to $266,332 for the period from the date of issuance or May, 14, 2012 through July 31, 2013 were recognized as a non-cash expense in the changes in fair value account on the statement of operations. Accretion of the discount, related to the original fair value of the associated warrants, was recognized through interest expense, amounting to $291,400 for the period from the date of issuance or May 14, 2012 through July 31, 2013.

In addition, as a result of the reset provisions discussed above, the May 2012 Warrants, which have been recorded at a fair value of $291,400 on May 14, 2012, are being reflected as a warrant liability as of the date of issuance. At October 31, 2012, the warrant liability amounted to $112,487. As of July 31, 2013, the warrant liability amounted to $18,426, which resulted in a non-cash income of $65,294 for the three months ended July 31, 2013 and non-cash expense of $7,717 for the nine months ended July 31, 2013, being recorded in the changes in fair value account on the statement of operations.

During the nine months ended July 31, 2013, the Company converted $870,000 in principal into 275,240 shares of its common stock at a conversion price of $3.16, recording non-cash expense of approximately $25,200 to the loss on retirement account, on the statement of operations, for the difference between the amount of the principal converted and the fair value of the shares issued as a result of the conversion.

As of July 31, 2013, approximately $83,000 in principal remained outstanding on one May 2012 Note. As of July 31, 2013, this May 2012 Note, which matured on May 18, 2012, was recorded on the balance sheet, as a current liability, at its remaining principal value of $83,333.

On August 8 , 2013, the remaining May 2012 Note holder converted $83,333 in principal into 26,371 shares of common stock at a conversion rate of $3.16.

Currently, there are no remaining May 2012 Notes. (See Note 14: Subsequent Events for more information on these conversions after the balance sheet date).

Junior Subordinated Convertible Promissory Notes

The Company refers to all Junior Subordinated Convertible Promissory Notes as “Bridge Notes”.

The Bridge Notes are convertible into shares of the Company’s common stock at a fixed exercise price. For every dollar invested in the Company’s Bridge Notes, each investor received warrant coverage ranging from approximately 23% to 75%, subject to adjustments upon the occurrence of certain events as more particularly described below and in the form of warrant. As of October 31, 2012, substantially all of the Bridge Warrants had an exercise price of $18.75 per share. The Bridge Notes may be prepaid in whole or in part at the option of the Company without penalty at any time prior to the maturity date. The warrants may be exercised on a cashless basis under certain circumstances.

As of October 31, 2012, the Company had approximately $186,000 in principal outstanding on its junior subordinated convertible promissory notes with maturity dates ranging to May 12, 2012.

During the three and nine months ended July 31, 2013, pursuant to the terms of various Assignment Agreements, the Company delivered convertible notes to Magna in aggregate principal amounts of $170,589 (including $11,765 of junior subordinated convertible promissory notes plus the above December 2011 Note in the principal amount of $158,824) and $111,111(consisting of one junior subordinated convertible promissory note), convertible into shares of common stock, which bears interest at a rate of 6% per annum, which interest accrues, but does not become payable until maturity. The Company converted the exchange note, which it refers to as the Third Magna Exchange Note, in the principal amount of $111,111 into 34,241 shares of its common stock at a conversion price of $3.25 per share, recording non-cash expense of approximately $106,000 to the loss on retirement account, on the statement of operations, for the difference between the amount of the principal converted and the fair value of the shares issued as a result of the conversion.

As of July 31, 2013, approximately $63,000 in principal remained outstanding on the junior unsubordinated convertible promissory notes, with maturity dates ranging to October 22, 2011. These notes are currently in default and are recorded as current liabilities on the balance sheet at July 31, 2013.

JMJ Financial

On August 27, 2012, in a private placement pursuant to a Note Purchase Agreement, the Company issued JMJ Financial a convertible promissory note in the aggregate principal amount of $100,000 for a purchase price of $100,000, which it refers to as the JMJ August 2012 Note. As of October 31, 2012, the JMJ August 2012 Note remained outstanding.  Due to the conversion feature into a variable number of shares, the JMJ August 2012 Note is valued at fair value at each reporting period.  As of October 31, 2012, the fair value of the JMJ August 2012 Note was $73,590.

During the nine months ended July 31, 2013, the Company converted the JMJ August 2012 Note totaling $100,000 into 24,744 shares of its common stock. The Company recorded non-cash income of approximately $96,000 upon conversion. This non-cash income was recorded to the gain on retirement account, on the statement of operations, representing the difference between the fair value of the JMJ August 2012 Note, as reported on the balance sheet, and the fair value of the shares issued as a result of the conversion.

On December 28, 2012, in a private placement pursuant to a note purchase agreement, the Company issued JMJ Financial a one month convertible promissory note, which it refers to as the JMJ December 2012 Note, in the aggregate principal amount of $100,000 for a purchase price of $100,000. If repaid before January 31, 2013, the principal amount of the JMJ December 2012 Note would be $125,000. If the JMJ December 2012 Note was to be rolled into a future financing, the principal amount would be $115,000.

On April 26, 2013, in a private placement, the Company issued JMJ Financial a convertible promissory note (“JMJ April 2013 Note”). The face amount of the note reflects an aggregate principal amount of $800,000 for total consideration of $720,000 (or a 10% original issue discount). As of April 26, 2013, the Company had only borrowed $425,000 from JMJ Financial under this convertible promissory note. JMJ Financial paid $300,000 in cash and exchanged the JMJ December 2012 Note with an aggregate principal amount of $125,000 as consideration for the note. The exchange was analyzed and management concluded that the exchange qualifies for modification accounting. On June 27, 2013, the Company borrowed an additional $100,000 under the convertible promissory note. JMJ Financial has no obligation to lend the Company the remaining $195,000 of available principal amount under the note and may never do so. The Company has no obligation to pay JMJ Financial any amounts on the unfunded portion of the note. The Company may not prepay any portion of the note without JMJ Financial’s consent.

The convertible promissory note matures April 26, 2014 and, in addition to the 10% original issue discount, provides for payment of a one-time interest charge of 5% on funded amounts. The convertible promissory note is convertible at any time, in whole or in part, at JMJ Financial’s option into shares of the Company’s common stock at the lesser of $8.75 or 70% of the average of the lowest two closing prices in the 20-day pricing period preceding a conversion. However, at no time will JMJ Financial be entitled to convert any portion of the note to the extent that after such conversion, JMJ Financial (together with its affiliates) would beneficially own more than 4.99% of the Company’s outstanding shares of common stock as of such date. The Company agreed to reserve at least 160,000 shares of its common stock for conversion of the note. The note also provides for penalties and rescission rights if the Company does not deliver shares of its common stock upon conversion within the required timeframes.

The convertible promissory note includes customary event of default provisions, and provides for a default rate of the lesser of 18% or the maximum permitted by law. Upon the occurrence of an event of default, the lender may require the Company to pay in cash the “Mandatory Default Amount” which is defined in the note to mean the greater of (i) the outstanding principal amount of the note plus all interest, liquidated damages and other amounts owing under the note, divided by the conversion price on the date payment of such amount is demanded or paid in full, whichever is lower, multiplied by the volume-weighted-average price, or VWAP, on the date payment of such amount is demanded or paid in full, whichever has a higher VWAP, or (ii) 150% of the outstanding principal amount of the note plus 100% of all interest, liquidated damages and other amounts owing under the note.

The Company also granted JMJ Financial the right, at its election, to participate in the next public offering of its securities by exchanging, in whole or in part, the funded portion of this note for a subscription to such public offering in an amount equal to 125% of the sum of the funded portion of the principal amount of being exchanged plus all accrued and unpaid interest, liquidated damages, fees, and other amounts due on such exchanged principal amount. However, the note was subsequently amended in September 2013 to remove this right. See Note 14 - Subsequent Events. If the Company completes a public offering of $10,000,000 or more, JMJ Financial has the right, at its election, to require repayment of the note, in whole or in part, in amount equal to 125% of the sum of the funded principal amount being repaid plus all accrued and unpaid interest liquidated damages, fees, and other amounts due on such principal amount. In September 2013, this note was amended to lower this threshold to $5,000,000 in connection with the sale of the new convertible promissory note to JMJ Financial. See Note 14 - Subsequent Events.

At July 31, 2013, the outstanding JMJ April 2013 Note was recorded on the balance sheet at its fair value of $995,166.

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

On December 6, 2012, in a private placement pursuant to a note purchase agreement, the Company issued Hanover a convertible promissory note in the aggregate principal amount of $100,000 for a purchase price of $100,000, which the Company refers to as the Hanover December 2012 Note. The Hanover December 2012 Note bears interest at a rate of 12% per annum, which interest accrues, but does not become payable until maturity or acceleration of the principal of such Hanover December 2012 Note. The Hanover December 2012 Note is convertible into shares of the Company’s common stock at a conversion price of $3.75 per share. On December 5, Hanover exchanged the Initial Hanover PIPE Notes for convertible notes in the form of the Hanover December 2012 Note in all material respects (other than date of issuance, exchange date, the maturity date of May 19, 2013 solely with respect to the exchanged Hanover PIPE Note issued in exchange for the Initial Hanover PIPE Note and the maturity date of June 19, 2013 solely with respect to the exchanged Hanover PIPE Note issued in exchange for the Second Hanover PIPE Note) that also are convertible into shares of its common stock at a conversion price of $3.75 per share, which the Company refers to as the Exchanged Hanover PIPE Notes. In addition, on December 6, 2012, the Company issued Hanover a convertible promissory note in the aggregate principal amount of $100,000, which the Company refers to as the Hanover December 2012 Note. Each of the Hanover December 2012 Note and the Exchanged Hanover PIPE Notes are subject to limitations on conversion if after giving effect to such conversion Hanover would beneficially own more than 4.99% of the Company’s common stock.

Due to the fixed conversion price of $3.75, the Company reversed fair value adjustments taken in the period ended October 31, 2012 resulting in the Hanover PIPE Notes being recorded on the balance sheet at principal value. Then, the Company recorded beneficial conversion features in the aggregate principal amount of $122,092 as a discount to these notes. Accretion of the discounts amounted to $10,055 and $122,092 for the three and nine months ended July 31, 2013, respectively.

During the nine months ended July 31, 2013, the note-holder converted principal of $365,000 into 97,333 shares of the Company’s common stock at a conversion rate of $3.75 per share. During the nine months ended July 31 2013, the Company recognized interest expense of approximately $72,000 in order to accrete the unamortized debt discount back to the notes’ principal through the dates of conversion.

As of July 31, 2013, there were no remaining Hanover Notes.

Magna Note

As of October 31, 2012, the Magna Exchange Note was recorded at a fair value of $333,086 on the balance sheet.

During the nine months ended July 31, 2013, Magna converted the remaining approximately $300,000 in principal into 80,992 shares of the Company’s common stock at prices ranging from $3.21 to $4.14, resulting in non-cash expense for the period of approximately $44,000 resulting from the difference between the amount of principal converted and the fair value of the shares issued as a result of the conversion.

As of July 31, 2013, the Magna Exchange Note had been converted in full.

Chris French

During the nine months ended July 31, 2013, the Company converted principal of $25,000 of a note issued to Chris French plus accrued interest of approximately $633, into 4,527 shares of its common stock at a conversion price of $5.625 per share. In addition, the Company issued a warrant to acquire 2,263 shares, which expires on October 26, 2015 and revalued the warrant liability, at July 31, 2013, with an exercise price of $5.625, resulting in non-cash expense of approximately $21,000 resulting from the difference between the fair value of the note as shown on the balance sheet plus accrued interest to-date and the fair value of the shares issued as a result of the conversion.

As of July 31, 2013, this note no longer remained outstanding.

Asher

On September 11, 2012, in a private placement pursuant to a Note Purchase Agreement, the Company issued Asher Enterprises, Inc, which it refers to as Asher, a convertible promissory note in the aggregate principal amount of $103,500, for a purchase price of $100,000, which it refers to as the Asher Note. The Asher Note bears interest at a rate of 8%, which interest accrues, but does not become payable until maturity or acceleration of the principal of the Asher Note. The Asher Note is convertible into shares of the Company’s common stock at a conversion price equal to 61% of the arithmetic average of the five lowest closing trading prices for the common stock during the 10 trading day period ending on the latest complete trading day prior to the applicable conversion date. The Asher Note matured on June 13, 2013, nine months from its issuance date. The Asher Note was able to be converted by Asher, at its option, in whole or in part and included a limitation on conversion, which provided that at no time would Asher be entitled to convert any portion of the Asher Note, to the extent that after such conversion, Asher (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of the common stock of the Company as of such date.

Unrealized losses on the mark-to-market of the Asher Note which amounted to $47,187, for the period from the date of issuance were recorded as non-cash expense for the period ended October 31, 2012. During the nine months ended July 31, 2013, Asher converted principal of $103,500 and accrued interest into approximately 16,439 shares of the Company’s common stock at a conversion rate of approximately $6.50/share.

On November 12, 2012, in a private placement pursuant to a note purchase agreement, the Company issued Asher a convertible promissory note in the aggregate principal amount of $153,500, for a purchase price of $150,000, which it refers to as the Second Asher Note. The Second Asher Note bears interest at a rate of 8%, which interest accrues, but does not become payable until maturity or acceleration of the principal of the Second Asher Note. The Second Asher Note is convertible into shares of the Company’s common stock at a conversion price equal to 65% of the arithmetic average of the five lowest closing trading prices for the common stock during the 10 trading day period ending on the latest complete trading day prior to the applicable conversion date. The Second Asher Note matured on August 14, 2013, nine months from its issuance date. The Second Asher Note may be converted by Asher, at its option, in whole or in part and included a limitation on conversion, which provides that at no time would Asher be entitled to convert any portion of the Second Asher Note, to the extent that after such conversion, Asher (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of the common stock of the Company as of such date.

Unrealized gains on the mark-to-market of the Second Asher Note which amounted to $63,980, for the period from the date of issuance were recorded as non-cash income for the period ended July 31, 2013. During the three months ended July 31, 2013, Asher converted principal of $153,500 and accrued interest into approximately 44,161 shares of the Company’s common stock at a conversion prices ranging from $3.43/share to $3.90/share.

On May 1, 2013, in a private placement pursuant to a note purchase agreement, the Company issued Asher a convertible promissory note in the aggregate principal amount of $203,500, for a purchase price of $200,000, which it refers to as the Third Asher Note. The Third Asher Note bears interest at a rate of 8%, which interest accrues, but does not become payable until maturity or acceleration of the principal of the Third Asher Note. The Third Asher Note is convertible into shares of the Company’s common stock at a conversion price equal to 65% of the arithmetic average of the five lowest closing trading prices for the common stock during the 10 trading day period ending on the latest complete trading day prior to the applicable conversion date. The Third Asher Note matures on February 3, 2014, nine months from its issuance date. The Third Asher Note may be converted by Asher, at its option, in whole or in part and included a limitation on conversion, which provides that at no time would Asher be entitled to convert any portion of the Third Asher Note, to the extent that after such conversion, Asher (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of the common stock of the Company as of such date.

Unrealized losses on the mark-to-market of the Third Asher Note which amounted to $131,462 for the period from the date of issuance were recorded as non-cash expense for the period ended July 31, 2013. As of July 31, 2013, the Third Asher Note was recorded on the balance sheet at its fair value of $334,962.

On July 12, 2013, in a private placement pursuant to a note purchase agreement, the Company issued Asher a convertible promissory note in the aggregate principal amount of $103,500, for a purchase price of $100,000, which it refers to as the Fourth Asher Note. The Fourth Asher Note bears interest at a rate of 8%, which interest accrues, but does not become payable until maturity or accelerations of the principal of the Fourth Asher Note. The Fourth Asher Note is convertible into shares of the Company’s common stock at a conversion price equal to 65% of the arithmetic average of the five lowest closing trading prices for the common stock during the 10 trading day period ending on the latest complete trading day prior to the applicable conversion date. The Fourth Asher Note matures on April 16, 2014, nine months from its issuance date. The Fourth Asher Note may be converted by Asher, at its option, in whole or in part and included a limitation on conversion, which provides that at no time will Asher be entitled to convert any portion of the Fourth Asher Note, to the extent that after such conversion, Asher (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of the common stock of the Company as of such date.

Unrealized losses on the mark-to-market of the Fourth Asher Note which amounted to $69,368, for the period from the date of issuance were recorded as non-cash expense for the period ended July 31, 2013. As of July 31, 2013, the Fourth Asher Note was recorded on the balance sheet at its fair value of $172,868.

Yvonne Paterson

During the nine months ended July 31, 2013, the Company converted principal of $100,000 of a note issued to Yvonne Paterson plus accrued interest of approximately $2,532, into 18,107 shares of its common stock at a conversion price of $5.625 per share. In addition, the Company issued a warrant to acquire 9,054 shares, which expires on October 26, 2015 and revalued the warrant liability, at July 31, 2013, with an exercise price of $5.625, resulting in non-cash expense of approximately $32,000 resulting from the difference between the fair value of the note as shown on the balance sheet plus accrued interest to-date and the fair value of the shares issued as a result of the conversion.

As of July 31, 2013, this note no longer remained outstanding.

James Patton

On August 2, 2012, in a private placement pursuant to a Note Purchase Agreement, the Company issued Dr. James Patton, a member of our board of directors, a convertible promissory note, which it refers to as the Patton Note in the principal amount of $66,667 for a purchase price of $50,000. The Patton Note was issued with an original issue discount of 25%. Dr. Patton paid $0.75 for each $1.00 of principal amount of the Patton Note purchased. The Patton Note is convertible into shares of the Company’s common stock at a per share conversion price equal to $3.16 and is subject to “full ratchet” anti-dilution protection upon certain equity issuances below $3.16 per share (as may be further adjusted). Additionally, Dr. Patton received a warrant, which the Company refers to as the Patton Warrant, to purchase such number of shares of its common stock equal to 50% of such number of shares of common stock issuable upon conversion of the Patton Note at an exercise price of $10.625 per share. The Patton Note matured on August 2, 2013 and was redeemable under certain circumstances. The Patton Warrant is exercisable at any time on or before August 2, 2017 and may be exercised on a cashless basis under certain circumstances. The Patton Note and the Patton Warrant each include a limitation on conversion or exercise, as applicable, which provides that at no time will Dr. Patton be entitled to convert any portion of the Patton Note or Patton Warrant, to the extent that after such conversion or exercise, as applicable, Dr. Patton (together with his affiliates) would beneficially own more than 4.99% of the outstanding shares of the common stock as of such date.

As of July 31, 2013, the Patton Warrants had a fair value of $2,304, resulting in non-cash income of approximately $8,400 and $5,700 for the three and nine months ended July 31, 2013, respectively.

During the three months ended July 31, 2013, the Company converted the principal amount of the Patton Note, of $66,667, into 21,092 shares at a conversion price of $3.16. The Company recorded non-cash income of approximately $94,000 and $3,590 for the three and nine months ended July 31, 2013, respectively.

Accretion of the discount amounted to $3,355, for the three and nine months ended July 31, 2013.

As of July 31, 2013, the Patton Note no longer remained outstanding and the number of shares of common stock to be acquired upon the exercise of the Patton Warrant remained at 1,778 .

Redwood Management LLc

On June 21, 2013, the Company entered into a bridge financing arrangement with Redwood Management, LLC (“Redwood”), an accredited investor, for which Aegis Capital Corp. acted as placement agent and received an 8% fee based on the consideration paid to to the Company. Accordingly, on June 21, 2013, the Company entered into a Securities Purchase Agreement with Redwood Management LLC, which it refers to as Redwood, and in a private placement thereunder issued Redwood a convertible promissory note in the aggregate principal amount of $277,777, for a purchase price of $250,000 ( or a 10% original issue discount), which it refers to as the Redwood Note. The Redwood Note bears interest at a rate of 5%, which interest accrues, but does not become payable until maturity or acceleration of the principal of the Redwood Note. The Redwood Note is convertible into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $6.25, or (ii) 70% of the ten day average value weighted average price (“VWAP”) for the ten trading days immediately preceding the conversion date. The Redwood Note matures on December 30, 2013, six months from its issuance date. The Redwood Note may be converted by Redwood, at its option, in whole or in part. The Redwood Note includes a limitation on conversion, which provides that at no time will Redwood be entitled to convert any portion of the Redwood Note, to the extent that after such conversion, Redwood (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of the common stock as of such date.

The Company agreed to reserve at least 2.5 times the number of shares of its common stock actually issuable upon full conversion of the Redwood Note, and not to take certain actions without Redwood’s consent and granted Redwood the right, at its election, to participate in future financings subject to certain limited exceptions. So long as the Company is not in default, and provided it has given 20 days prior written notice, it may prepay the Redwood Note in full at any time at a premium of 110% of the amount owed (which multiple increases 4 months after the issuance date). In addition, if the Company completes a financing of $7,000,000 or more, Redwood has the right, at its election, to require the Company to repay the Redwood Note in full on the closing date of such financing on the same payment terms as noted in the preceding sentence. The Redwood Note includes customary event of default provisions, and provide for a default rate of 14%.

Unrealized losses on the mark-to-market of the Redwood Note which amounted to $110,972, for the period from the date of issuance were recorded as non-cash expense for the period ended July 31, 2013. As of July 31, 2013, the Redwood Note was recorded on the balance sheet at its fair value of $388,751.

6. NOTES PAYABLE- FORMER OFFICER:

Moore Notes

The Company has agreed to sell senior promissory notes, which it refers to as the Moore Notes, to Mr. Moore, a Director of the Company and its former chief executive officer, from time to time, under an agreement which we refer to as the Moore Agreement. The Moore Notes bear interest at the rate of 12% per annum. Currently, under the terms of the amended and restated Moore Notes, the maturity date is the earlier of (i) the date of consummation of an equity financing in an amount of $6.0 million or more or (ii) the occurrence of any event of default as defined in the Moore Notes. As of October 31, 2012, the Company owed Mr. Moore approximately $477,000 in principal and interest under the Moore Notes.

For the nine months ended July 31, 2013, Mr. Moore loaned the Company $11,200 under the Moore Notes. The Company paid Mr. Moore $85,700 principal on the Moore Notes for the nine months ended July 31, 2013.  For the three and nine months ended July 31, 2013 as well as the period from inception, the Company recorded interest expense of $7,198, 24,841, $324,862 respectively. As of July 31, 2013 and October 31, 2012, respectively, the Company was not in default under the terms of the Moore Agreement. The Company intends to repay Mr. Moore when funds are sufficiently available. As of July 31, 2013, the Company owed Mr. Moore approximately $428,000 in principal and interest under the Moore Notes.

In August 2013, Mr. Moore resigned as Chairman of the Board of Directors and as Chief Executive Officer and entered into a consulting agreement with the Company, which provided for a $100,000 payment towards the Moore Notes in the event the Company closes a financing greater than $5,000,000 during the initial term of the consulting agreement (which amount may be increased to $429,076.59 at the Company’s discretion if the financing exceeds $15,000,000). The consulting agreement also provides that if the Company closes any financing equal to or greater than $15,000,000 but does not fully satisfy its cumulative outstanding financial obligations, if any, to Mr. Moore as described above, then the Company must pay the remaining balance of any such outstanding financial obligations on the earlier of: (i) six months from the date of closing; or (ii) upon the completion of an underwritten financing (not currently contemplated). See Note 14 – Subsequent Events.

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

On March 10, 2013 the Company entered into an Exchange Agreement with JLSI, LLC to exchange the July 2012 Note in the principal amount of $250,000 plus interest of approximately $37,000 for common stock, par value $.001 per share . On December 31, 2012 the parties agreed to prepare the Exchange Agreement with a fixed conversion price of $3.75 per share, the market closing price of the Company’s common stock on December 31, 2012. The Company issued 76,491 shares during the second fiscal quarter of 2013 to settle the note and interest.

As of July 31, 2013, this note no longer remained outstanding.

8. LONG-TERM CONVERTIBLE NOTE

Tonaquint Note

On December 13, 2012, the Company entered into a securities purchase agreement with Tonaquint, Inc., the Tonaquint Purchase Agreement, whereby the Company issued Tonaquint a convertible promissory note for the initial principal sum of $890,000. The Company refers to this note as the Tonaquint Note. The Tonaquint Note bears interest at a rate of 8% and is due 26 months after its issue date. The Tonaquint Note can currently be converted at any time, from time to time, at the option of the holder, in whole or in part, a fixed price of $20.00 per share but is subject to adjustment if and whenever on or after six months from the issue date the Company issues shares of its common stock or other securities convertible into or exchangeable for shares of its common stock below the current conversion price of $20.00.

On the closing date, Tonaquint (i) funded $400,000 in cash, (ii) issued a secured mortgage note in the principal amount of $200,000, which is referred to as Mortgage Note 1, and (iii) issued an additional secured mortgage note in the principal amount of $200,000, which is referred to as Mortgage Note 2. Mortgage Note 1 bore interest at a rate of 5% and was due on the earlier of (i) 60 days following the maturity date under the Tonaquint Note, and (ii) the later of (A) eight months after the closing date under the Tonaquint Purchase Agreement and (B) satisfaction of certain payment conditions. Mortgage Note 2 bore interest at a rate of 5% and was due on the earlier of (i) 60 days following the maturity date under the Tonaquint Note, and (ii) the later of (A) 10 months after the closing date under the Tonaquint Purchase Agreement and (B) satisfaction of certain payment conditions.

Beginning in June 2013, the Company began making monthly installment payments on the Tonaquint Note as required by the terms of the note, which contemplates 18 installment payments equal to approximately $50,000. These installment payments may be made at the Company’s option in cash or in stock although they must be made in cash if certain conditions are not met. If it chooses to make installment payments in stock, then such stock will be issued at a price per share equal to 80% of the average of the 5 lowest daily closing bid prices for the common stock during the 20 consecutive trading days prior to the installment date (which is adjusted to 70% if the average of the 3 lowest volume weighted average prices during such 20-day period is less than $1.25 per share). Tonaquint has the right to receive additional shares or the Company’s common stock if the market price of the common stock is lower than the price per share on the installment date.

During the three months ended July 31, 2013, the Company issued 27,583 shares of its common stock, in lieu of a cash installment payment, to satisfy $49,444 of principal and approximately $49,000 in accrued interest. This principal payment was converted into shares of common stock at a conversion price of $3.57.

Unrealized losses on the mark-to-market of the Tonaquint Note, which amounted to $264,124, were recorded as a non-cash expense, for the three months ended July 31, 2013. As of July 31, 2013, the Tonaquint Note was recorded on the balance sheet at its fair value of $1,104,680.

On December 13, 2012, the Company also issued Tonaquint a warrant to purchase the number of shares equal to 75% of the principal sum of $890,000 under the Tonaquint Note divided by market price as of the issue date as defined in the warrant agreement. This warrant expires 5-years from the issue date and provides for a variable exercise price per share as defined in the warrant agreement. On March 14, 2013, the Company issued 170,624 shares of its common stock resulting from the partial cashless exercise of the warrant issued to Tonaquint in December 2012. Additionally, on March 13, 2013 and March 19, 2013 Tonaquint made accelerated payments (including interest income) of $202,493 and $202,657 respectively owed to the Company under Mortgage Note 1 and Mortgage Note 2 described above. Accordingly, the Company recorded an increase to cash, interest income and short-term convertible notes received during the second fiscal quarter of 2013. Warrants to purchase up to 86,283 shares of the Company’s common stock issued to Tonaquint remain outstanding.

9. COMMON STOCK WARRANT LIABILITY

Warrants

As of July 31, 2013, there were outstanding warrants to purchase 899,494 shares of the Company’s common stock with exercise prices ranging from $4.375 to $21.25 per share. Information on the outstanding warrants is as follows:

Type	Exercise Price	Amount	Expiration Date	Type of Financing
Exchange Warrants - Nonexercisable	$18.75	278,329	October 2014	July 2012 Exchanges
Common Stock Purchase Warrant	$18.75	28,632	May 2015	May 2011 Convertible Debt Financing
Common Stock Purchase Warrant	$18.75	11,628	October 2014 - October 2015	Oct 2011 Convertible Debt Financing
Common Stock Purchase Warrant	$18.75	17,706	May 2015 - January 2016	December 2011 Convertible Debt Financing
Common Stock Purchase Warrant	$18.75	13,333	May 2017	May 2012 Convertible Debt Financing
Common Stock Purchase Warrant	$15.11-21.25	214,416	December 2013-April 2015	Bridge Notes
Common Stock Purchase Warrant	$4.375	1,333	December 2015	Stock Purchase Agreement
Common Stock Purchase Warrant	$18.75	376	N/A	Vendor & Other
Common Stock Purchase Warrant	$10.625-18.75	29,883	May 2014 – May 2017	Placement Agent – Convertible Debt Financing
Common Stock Purchase Warrant	5.625-10.625	13,095	October 2015-August 2017	August – September 2012 Convertible Promissory Notes
Common Stock Purchase Warrant	3.57	86,283	December 2014	Tonaquint Promissory Note
	Subtotal:	695,014
Common Stock Purchase Warrant	TBD (1)	204,480	April 2014	Preferred Stock Agreement (4/04/2011)
	Grand Total	899,494

(1)	During December 2011, the Company unreserved for issuance shares related to the preferred stock warrants. If exercisable, exercise price means an amount per warrant share equal to the closing sale price of a share of common stock on the applicable tranche notice date.

As of October 31, 2012, there were outstanding warrants to purchase 802,580 shares of the Company’s common stock with exercise prices ranging from $6.625 to $21.25 per share. Information on the outstanding warrants is as follows:

Type	Exercise Price	Amount	Expiration Date	Type of Financing
Exchange Warrants- Nonexercisable	$18.75	278,329	October 2014	July 2012 Warrant Exchanges
Common Stock Purchase Warrant	$18.75	28,632	May 2015	May 2011 Convertible Debt Financing
Common Stock Purchase Warrant	$18.75	11,628	October 2014-October 2015	October 2011 Convertible Debt Financing
Common Stock Purchase Warrant	$18.75	17,706	January 2015-January 2016	December 2011 Convertible Debt Financing
Common Stock Purchase Warrant	$18.75	22,222	May 2017	May 2012 Convertible Debt Financing
Common Stock Purchase Warrant	$14.95-21.25	198,036	January 2013-April 2015	Bridge Notes
Common Stock Purchase Warrant	$18.75	376	N/A	Vendor & Other
Common Stock Purchase Warrant	$18.75	29,883	May 2014 – May 2017	Placement Agent – Convertible Debt Financing
Common Stock Purchase Warrant	6.625-18.75	11,288	October 2015-August 2017	August – September 2012 Convertible Promissory Notes
	Subtotal:	598,100
Common Stock Purchase Warrant	TBD (1)	204,480	April 2014	Preferred Stock Agreement (4/04/2011)
	Grand Total	802,580

(1)	During December 2011, the Company unreserved for issuance shares related to the preferred stock warrants. If exercisable, exercise price means an amount per warrant share equal to the closing sale price of a share of common stock on the applicable tranche notice date.

At both July 31, 2013 and October 31, 2012, the Company had approximately 122,000 and 121,000 of its outstanding warrants, respectively, classified as equity (equity warrants). At issuance, equity warrants are recorded at their relative fair values, using the Relative Fair Value Method, in the shareholders’ equity section of the balance sheet. Its equity warrants can only be settled through the issuance of shares and are not subject to anti-dilution provisions.

 As of July 31 2013, the Company had approximately 777,000 of its total approximately 899,000 outstanding warrants classified as liability warrants (common stock warrant liability). The fair value of the warrant liability, as of July 31, 2013 was approximately $0.7 million. At October 31, 2012, the Company had approximately 682,000 of its total approximately 803,000 outstanding warrants classified as liability warrants (common stock warrant liability). The fair value of the warrant liability, as of October 31, 2012, was approximately $0.4 million. In fair valuing the warrant liability, at July 31, 2013 and October 31, 2012, the Company used the following inputs in its Black-Scholes Model (BSM Model):

	(Unaudited) July 31, 2013	October 31, 2012

Exercise Price:	$4.375-21.25	$6.625-21.25

Stock Price	3.50	5.625

Expected Term:	153-1588 days	81-1736 days

Expected Volatility	93.73%-153.00%	66.51%-146.78%

Risk Free Rate:	.08%-.0995%	0.09-.056%

Warrant Liability

As of July 31, 2013, the Company had approximately 777,000 of its total approximately 899,000 warrants classified as liabilities (liability warrants). Of these 777,000 liability warrants, approximately 499,000 warrants are outstanding and 278,000 warrants are exchange warrants – nonexercisable. The Company utilizes the BSM Model to calculate the fair value of these warrants at issuance and at each subsequent reporting date. For those warrants with exercise price reset features (anti-dilution provisions), the Company computes multiple valuations, each quarter, using an adjusted BSM model, to account for the various possibilities that could occur due to changes in the inputs to the BSM model as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). The Company effectively weights each calculation based on the likelihood of occurrence to determine the value of the warrants at the reporting date. Approximately 124,000 of the Company’s 804,000 liability warrants are subject to anti-dilution provisions. A certain number of liability warrants contain a cash settlement provision in the event of a fundamental transaction (as defined in the common stock purchase warrant). Any changes in the fair value of the warrant liability (i.e. - the total fair value of all outstanding liability warrants at the balance sheet date) between reporting periods will be reported in the statement of operations.

As of July 31, 2013 and October 31, 2012, the fair value of the warrant liability was approximately $736,000 and $434,000, respectively. For the three months ended July 31, 2013 and 2012, the Company reported income of approximately $1.8 million and $1.7 million, respectively due to changes in the fair value of the warrant liability. For the nine months ended July 31, 2013 and 2012, the Company reported expense of approximately $1.1 million and income of approximately $4.9 million, respectively, due to changes in the fair value of the warrant liability.

Exercise of Warrants

During the nine months ended July 31, 2013, an accredited investor exercised 8,889 warrants at an exercise price of $10.625, resulting in net proceeds to the Company of $94,444. During the nine months ended July 31, 2012, investors in the Company exercised 21,961 warrants at a price of $18.75 per share, resulting in total proceeds to the Company of approximately $412,000.

Warrants with Anti-Dilution Provisions

Some of the Company’s warrants (approximately 124,000) contain anti-dilution provisions originally set at $25.00 with a term of five years. As of July 31, 2013, these warrants had an exercise price of approximately $15.11. As of October 31, 2012, these warrants had an exercise price of approximately $18.70. If the Company issues any common stock , except for exempt issuances as defined in the warrant for consideration less than the exercise price then the exercise price and the amount of warrant shares available would be adjusted to a new price and amount of shares per the “ weighted average” formula included in the warrant. For the three months ended July 31, 2013, this anti-dilution provision required the Company to issue approximately 10,000 additional warrant shares; and the exercise price to be lowered to a de minimis amount ($15.11). Any future financial offering or instrument issuance below the current exercise price will cause further anti-dilution and re-pricing provisions in approximately 124,000 of its total outstanding warrants.

For those warrants with exercise price reset features (anti-dilution provisions), the Company computes multiple valuations, each quarter, using an adjusted BSM model, to account for the various possibilities that could occur due to changes in the inputs to the BSM model as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). The Company utilized different exercise prices of $15.11 and $12.50, weighting the possibility of warrants being exercised at $15.11 between 40% and 50% and warrants being exercised at $12.50 between 60% and 50%.

As of July 31, 2013, there were outstanding warrants to purchase 621,165 shares of the Company’s common stock and exchange warrants - nonexercisable to purchase 278,329 shares of the Company’s common stock with exercise prices ranging from $4.375 to $21.25 per share.

10. STOCK OPTIONS:

The Company has one active stock and cash-based incentive plan, the 2011 Omnibus Incentive Plan, which it refers to as the Incentive Plan, pursuant to which the Company has granted stock options to executive officers, directors, employees and consultants. The Incentive Plan was adopted on August 22, 2011 and approved by the stockholders on September 27, 2011. An aggregate of 160,000 shares of the Company’s common stock (subject to adjustment by the Compensation Committee of the Board) are reserved and available for delivery under the Incentive Plan. On August 13, 2012, at the Company’s annual meeting, stockholders ratified and approved an amendment to our Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan to 520,000. As of July 31, 2013, the Company had granted 271,560 options to employees, directors and consultants, at exercise prices ranging from $9.375 to $18.75.

The Incentive Plan supersedes all of the Company’s previous stock option plans, which include the 2004 Stock Option Plan, the 2005 Stock Option Plan and the 2009 Stock Option plan under which the Company had options to purchase 19,052, 42,952 and 142,735 shares of common stock outstanding. The terms and conditions of the options outstanding under these plans remain unchanged. As of July 31, 2013, the Company had total outstanding options of 467,923.

Total compensation cost for the Company’s stock plans recognized in the statement of operations for the three months ended July 31, 2013 was approximately $320,000, of which approximately $98,000 was included in research and development expenses and approximately $222,000 was included in general and administrative expenses. For the three months ended July 31, 2012, total compensation cost for the Company’s stock plans recognized in the statement of operations was approximately $290,000 of which approximately $128,000 was included in research and development expenses and approximately $162,000 was included in general and administrative expenses. For the nine months ended July 31, 2013, total compensation cost for the Company’s stock plans recognized in the statement of operations was approximately $2.6 million of which approximately $1.0 million was included in research and development and approximately $1.6 million was included in general and administrative expenses. For the nine months ended July 31, 2012, total compensation cost for the Company’s stock plans recognized in the statement of operations was approximately $878,000 of which approximately $398,000 was included in research and development and approximately $480,000 was included in general and administrative expenses

The fair value of options granted for the nine months ended July 31, 2013 and 2012 amounted to $1,657,500 and $2,539,792, respectively.

As of July 31, 2013, there was approximately $1,472,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining average vesting period of 1.42 years.

A summary of changes in the stock option plan for nine months ended July 31, 2013 is as follows:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at October 31, 2012:	358,459	$20.00
Granted	134,600	$9.375
Exercised	-	—
Expired	(25,136)	18.75
Outstanding at July 31, 2013	467,923	$17.50
Vested and Exercisable at July 31, 2013	290,300	$17.50

2011 Employee Stock Purchase Plan

The Company’s board of directors adopted the Advaxis, Inc. 2011 Employee Stock Purchase Plan, which it refers to as the ESPP, on August 22, 2011, and its stockholders approved the ESPP on September 27, 2011. The ESPP allows employees to purchase common stock of the Company at an 85% discount to the market price on designated exercise dates. Employees were eligible to participate in the ESPP beginning December 30, 2011 and the Company has reserved40,000 shares of its common stock for issuance under the ESPP.

During the nine months ended July 31, 2013, approximately $22,575 was withheld from employees, on an after-tax basis, in order to purchase approximately 5,290 shares of common stock in February, May and August 2013. During the nine months ended July, 2012, approximately $18,300 was withheld from employees, on an after-tax basis, in order to purchase 1,657 shares of common stock.

11. COMMITMENTS AND CONTINGENCIES

Brio Claim

On March 22, 2013, the Company was notified that a lawsuit against it had been filed by Brio Capital L.P., which it refers to as Brio, in the Supreme Court of the State of New York, County of New York, titled Brio Capital L.P. v. Advaxis Inc. , Case No. 651029/2013, which it refers to as the Action. The complaint in the Action alleges, among other things, that the Company breached the terms of certain warrants to purchase shares of its common stock that it originally issued to Brio on October 17, 2007 and on June 18, 2009, each at an initial exercise price of $25.00 per share, and that Brio has suffered damages as a result thereof. Brio’s complaint seeks (i) a preliminary and permanent injunction directing the Company to issue to Brio 21,742 shares of its common stock, along with the necessary corporate resolutions and legal opinions to enable Brio to sell such common stock publicly without restriction; and (ii) damages of at least $500,000 (in an amount to be determined at trial), along with interest, costs and attorneys’ fees related to the Action. On April 15, 2013, in partial settlement of the Brio lawsuit, the Company issued 21,742 shares of common stock, recorded non-cash expense of approximately $232,000 for the nine months ended July 31, 2013 and provided certain corporate resolutions and legal opinions necessary to enable Brio Capital L.P. to sell such common stock publicly without restriction. The Company believes the remaining claims under the Action are entirely without merit, and it intends to vigorously defend itself against the Action.

University of Pennsylvania

On May 10, 2010, the Company entered into a second amendment to the Penn license agreement pursuant to which it acquired exclusive licenses for an additional 27 patent applications related to its proprietary Listeria vaccine technology.   As part of this amendment the Company exercised its option for the rights to seven additional patent dockets, including 23 additional patent applications, at an option exercise fee payable in the form of $35,000 in cash and $70,000 in its common stock (approximately 3,111 shares of its common stock based on a price of $22.50 per share) and agreed to pay historical patent costs incurred by Penn at a cost of approximately $462,000. As of July 31, 2013, the Company owed Penn approximately $460,000 under all licensing agreements.

Numoda

On June 19, 2009 the Company entered into a Master Agreement and on July 8, 2009, it entered into a Project Agreement with Numoda Corporation, which it refers to as Numoda, a leading clinical trial and logistics management company, to oversee Phase II clinical activity with ADXS11-001 for the treatment of invasive cervical cancer and CIN.  Numoda is responsible globally for integrating oversight and logistical functions with the clinical research organizations, contract laboratories, academic laboratories and statistical groups involved.  The scope of this agreement covers over three years and is estimated to cost approximately $12.2 million   for both trials. Pursuant to the Master Agreement, the Company is permitted to pay a portion of outstanding charges to Numoda in the form of the Company’s common stock and during May 2010, the Company issued 28,000 shares of its common stock to an affiliate of Numoda in satisfaction of $350,000 in services rendered by Numoda to the Company under the Master Agreement. The Company has recorded deferred expenses on the balance sheet for this amount and amortizes this amount to expense over the life of the agreement. As the Company is billed by Numoda on a monthly basis, these costs are capitalized to deferred expenses. As the clinical trials progress in terms of patient enrollment and time, the Company reduces the deferred expense balance and recognizes clinical trials expense on the statement of operations. From inception through July 31, 2013, the Company has paid Numoda approximately $7.65 million.

As of July 31, 2013, the Company owed Numoda approximately $1.4 million, which is recorded in Accounts Payable.

Numoda- Socius Stock Issuance

On July 24, 2012, the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida entered an Order Approving Stipulation for Settlement of Claim, which the Company refers to as the Order, in the matter titled Socius CG II, Ltd. v. Advaxis, Inc. The Order, together with the Stipulation for Settlement Claim, which the Company refers to as the Stipulation, provide for the full and final settlement of Socius’s $2,888,860 claim against the Company ($1.8 million claim from Numoda plus approximately $1 million in transaction related costs) in connection with past due invoices relating to clinical trial services, which the Company refers to as the Claim. Socius purchased approximately $1.8 million of the Claim against the Company from Numoda Corporation.

Pursuant to the terms of the Order and the Stipulation, the Company issued and delivered to Socius an aggregate of 197,449 shares of its common stock for the entire Claim in the period from July to November 2012, which were subject to adjustment as described in the Stipulation. During the three and nine months ended July 31, 2013, the Company recorded non-cash income of approximately $0 and $615,000 related to the issuance of stock to Socius in settlement of the Claim.

Separation Agreement

On March 6, 2013, the Company announced the departure of Dr. John Rothman, the Company’s former Executive Vice President of Clinical and Scientific Operations, effective March 1, 2013. On March 20, 2013, the Company entered into a Separation Agreement and General Release with Dr. Rothman, pursuant to which Dr. Rothman released the Company from all claims and agreed to continue to assist the Company as a consultant until February 28, 2014 in exchange for (i) being compensated on an hourly basis for certain project assignments as requested by the Company, (ii) receiving an aggregate of approximately $275,000, paid in installments over the course of the one year consulting period, and (iii) all of the options to purchase shares of the Company’s common stock held by Dr. Rothman being fully vested with the exercise period of such options being extended until March 1, 2015.

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

Other

Pursuant to a Clinical Research Service Agreement, executed in April 2005, the Company is obligated to pay Pharm–Olam International for service fees related to a Phase I clinical trial. As of July 31, 2013, the Company has no outstanding balance of on this agreement. During the nine months ended July 31, 2013, the Company settled an aged payable balance in the amount of $223,620 for a payment of $75,000, recording non-cash income of approximately $148,000 on this transaction.

Sale of Net Operating Losses (NOLs)

The Company may be eligible, from time to time, to receive cash from the sale of its Net Operating Losses under the State of New Jersey NOL Transfer Program.  In December 2012, the Company received notification that it will receive a net cash amount of approximately $725,000 from the sale of its state NOLs and research and development tax credits for the periods ended October 31, 2010 and 2011. These proceeds were received in January 2013.

12. SHAREHOLDERS’ EQUITY

Equity Enhancement Program

On October 26, 2012, the Company entered into a Common Stock Purchase Agreement, which it refers to as the Hanover Purchase Agreement, with Hanover, which requires Hanover to purchase up to $10.0 million of shares of its common stock over the 24-month term following the effectiveness of the resale registration statement. The purchase price for such shares of common stock will be the higher of (i) the minimum price, which the Company refers to as the Floor Price, set forth in its notice electing to effect such issuance, and (ii) 90% of the arithmetic average of the five lowest closing sale prices of the common stock during the applicable ten trading day pricing period (or, if less, the arithmetic average of all trading days with closing sale prices in excess of the Floor Price), subject to adjustment. Each trading day with a closing sale price less than the Floor Price is excluded from the calculation of the purchase price and automatically reduces the number of trading days in the applicable pricing period.

In consideration for Hanover’s execution and delivery of the Hanover Purchase Agreement, in connection with the execution and delivery of the Hanover Purchase Agreement, the Company issued Hanover 28,000 Commitment Fee Shares in November 2012. The Company recognized non-cash expense of approximately $157,000 related to the issuance of the Commitment Fee Shares in the nine months ended July 31, 2013. The Company has also agreed to issue Hanover additional Maintenance Fee Shares of its common stock in the event that no shares of common stock have been purchased or sold pursuant to the Hanover Purchase Agreement during any calendar quarter during the 24 month term per the terms of the Hanover Purchase Agreement.

The Hanover Purchase Agreement provides for indemnification of Hanover and its affiliates in the event that the Company breaches any of its representations and warranties under the Hanover Purchase Agreement.

In connection with the Hanover Purchase Agreement, on October 26, 2012, the Company entered into a registration rights agreement, which it refers to as the Hanover Registration Rights Agreement, with Hanover, and granted to Hanover certain registration rights related to the Commitment Fee Shares, the Maintenance Fee Shares, and the shares issuable under the Hanover Purchase Agreement. Under the Hanover Registration Rights Agreement, the Company filed with the SEC a registration statement for the purpose of registering the resale of the common stock issued to Hanover.

During the three months ended July 31, 2013, the Company sold 3,200 shares of its common stock for proceeds totaling $23,940. During the nine months ended July 31, 2013, the Company sold 348,724 shares of its common stock for proceeds totaling $2,934,624.

Stock Purchase Agreements

During the nine months ended July 31, 2013, the Company sold 17,658 shares of its common stock, to accredited investors, for proceeds totaling approximately $77,250.

Ironridge Settlement

On December 20, 2012, the Superior Court of the State of California for the County of Los Angeles Central District entered an Order for Approval of Stipulation for Settlement of Claims, which the Company refers to as the Order, in the matter titled Ironridge Global IV, Ltd. vs. Advaxis, Inc. The Order, together with the Stipulation for Settlement of Claims, which the Company refers to as the Stipulation, dated December 19, 2012, between the Company and Ironridge Global IV, Ltd., which it refers to as Ironridge, provides for full and final settlement of Ironridge’s $692,761 claim against the Company in connection with past due invoices relating to attorney fees, which Ironridge purchased pursuant to a Receivable Purchase Agreement, dated December 14, 2012, which the Company refers to as the Claim. Pursuant to the terms of the Order and the Stipulation, the Company was obligated to issue 267,117 shares of its common stock to settle the $692,761 owed. On December 21, 2012, the Company issued and delivered to Ironridge 360,000 shares of its common stock, par value $0.001 per share. Accordingly, Ironridge returned 92,883 shares of its common stock on January 30, 2013.

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

Pursuant to the Series B Purchase Agreement, on July 19, 2010, the Company issued to an affiliate of Optimus a three-year warrant to purchase up to 324,000 shares of the Company’s common stock (the “Warrant Shares”), at an initial exercise price of $31.25 per share, subject to adjustment as described below.  The warrant consists of and is exercisable in tranches, with a separate tranche being created upon each delivery of a tranche notice under the Series B Purchase Agreement. On each tranche notice date, that portion of the warrant equal to 135% of the tranche amount will vest and become exercisable, and such vested portion may be exercised at any time during the exercise period on or after such tranche notice date. On and after the first tranche notice date and each subsequent tranche notice date, the exercise price of the warrant will be adjusted to the closing sale price of a share of the Company’s common stock on the applicable tranche notice date. The exercise price of the warrant may be paid (at the option of the affiliate of Optimus) in cash or by its issuance of a four-year, full-recourse promissory note, bearing interest at 2% per annum, and secured by a specified portfolio of assets. However, such promissory note is not due or payable at any time that (a) the Company is in default of any preferred stock purchase agreement for Series B Preferred Stock or any warrant issued pursuant thereto, any loan agreement or other material agreement or (b) there are any shares of the Series B Preferred Stock issued or outstanding. In addition, the Company redeemed two hundred twenty-six (226) shares of Series B Preferred Stock held by the Investor for an aggregate redemption price of $3,141,004 consisting of (i) cash in an amount of $76,622 and (ii) cancellation of certain promissory notes issued by an affiliate of the Investor to the Company in the aggregate amount of $3,051,000 and accrued interest of approximately $13,382.  This resulted in a net promissory note receivable of $9,998,210 as of October 31, 2011. The Company also recorded $50,402, $149,562 and $485,812 in accrued interest on the promissory notes through the three and nine months ended July 31, 2013 and the twelve months ended October 31, 2012, respectively. The value of the Promissory Note and Interest Receivable was $10,633,584 and $10,484,022 as of July 31, 2013 and October 31, 2012, respectively. The promissory bears interest at 2 % per annum which is credited directly to capital.

On April 4, 2011, the Company and Optimus entered into an amendment to the Preferred Stock Purchase Agreement dated July 19, 2010 between the Company and Optimus.  Under the amendment, Optimus remains obligated, from time to time until July 19, 2013, to purchase up to an additional 284 shares of non-convertible, redeemable Series B Preferred Stock, $0.001 par value per share at a purchase price of $10,000 per share upon notice from the Company to the Investor, subject to the satisfaction of certain conditions set forth in the Purchase Agreement. This agreement shall automatically terminate on the later of the date that (i) is three years after the Effective Date of the Additional Purchase Agreement and (ii) no Notes remain outstanding (the ‘Termination Date’)

In order to satisfy certain conditions set forth in the Preferred Stock Purchase Agreement that would allow the Company to require the Investor to purchase the remaining shares of Series B Preferred Stock under the Preferred Stock Purchase Agreement, the Amendment provides that, among other things, the Company will issue to the Holder a three-year warrant (the “ Additional Warrant ”) to purchase up to an additional 204,480 shares of the Company’s common stock, at an initial exercise price of $18.75 per share, subject to adjustment as described below.  The Additional Warrant will become exercisable on the earlier of (i) the date on which a registration statement registering for resale the shares of the Company’s common stock issuable upon exercise of the Additional Warrant (the “Warrant Shares”) becomes effective and (ii) the first date on which such Warrant Shares are eligible for resale without limitation under Rule 144 (assuming a cashless exercise of the Additional Warrant).  The Additional Warrant consists of and is exercisable in tranches, with a separate tranche being created upon each delivery of a tranche notice under the Preferred Stock Purchase Agreement.  On each tranche notice date, that portion of the Additional Warrant equal to 135% of the tranche amount will vest and become exercisable, and such vested portion may be exercised at any time during the exercise period on or after such tranche notice date.  On and after the first tranche notice date and each subsequent tranche notice date, the exercise price of the Additional Warrant will be adjusted to the closing sale price of a share of the Company’s common stock on the applicable tranche notice date.  The exercise price of the Additional Warrant may be paid (at the option of the Investor) in cash or by the Investor’s issuance of a four-year, full-recourse promissory note (each, a “Promissory Note ”), bearing interest at 2% per annum, and secured by specified portfolio of assets.  However, no Promissory Note will be due or payable at any time that (a) the Company is in default of any preferred stock purchase agreement for Series B Preferred Stock or any warrant issued pursuant thereto, any loan agreement or other material agreement or (b) there are any shares of the Company’s Series B Preferred Stock issued or outstanding.  The Additional Warrant also provides for cashless exercise in certain circumstances. If a “Funding Default” (as such term is defined in the Additional Warrant) occurs and the Additional Warrant has not previously been exercised in full, the Company has the right to demand surrender of the Additional Warrant (or any remaining portion thereof) without compensation, and the Additional Warrant will automatically be cancelled.

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

As of July 31, 2013, the Series B preferred stock had a liquidation preference of $10,277,570 comprised of $10,000 per share plus the total of the cumulative accrued dividends in the amount of $2,877,570. At October 31, 2012 the Series B preferred stock had a liquidation preference of $9,722,570 comprised of $10,000 per share plus the total of the cumulative accrued dividends in the amount of $2,322,570. During the three and nine months ended July 31, 2013 and 2012 and the period from March 1, 2002 (date of inception) to July 31, 2013, the Company accrued dividends of $185,000, $555,000 and $2,877,570 respectively.

On April 4, 2011, the Company and the Holder also entered into an Amended and Restated Security Agreement to ensure that any Promissory Note issued upon exercise of the Additional Warrant will be entitled to the benefits of the security and collateral provisions of the Security Agreement dated as of July 19, 2010.

During the nine months ended July 31, 2013 and 2012, the Company did not sell any preferred shares to Optimus.

As of both July 31, 2013 and October 31, 2012, the Company continued to have 284 shares of its Series B Preferred Stock available for sale to Optimus at a gross purchase price of $10,000.

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

•   Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

The following table provides the liabilities carried at fair value measured on a recurring basis as of July 31, 2013:

July 31, 2013	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $5.625 - $21.25 from May 2013 through August 2017	$-	$	$736,059	$736,059

July 31, 2013
Short-term Convertible Notes Payable at fair value
May 2012 Notes	$-	$	$83,333	$83,333
Asher Notes –May and July 2013			507,830	507,830
Redwood Management LLC			388,751	388,751
JMJ Financial			995,166	995,166
Short-term convertible Notes Payable at fair value		$	1,975,080	$1,975,080

October 31, 2012	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $6.625 - $21.25 from October 2012 through August 2017	$-	$	$434,136	$434,136

October 31, 2012
Short term Convertible Notes Payable
May 2012 Notes	$-	$	$588,313	$588,313
Hanover PIPE Notes – September & October 2012			362,791	362,791
Magna Exchange Note			333,086	333,086
Asher Note			150,687	150,687
French, Patton & Paterson Notes			208,664	208,664

Short-term convertible Notes and fair value of Embedded Derivative			$1,643,541	$1,643,541

Common stock warrant liability:

July 31, 2013 (Unaudited)
Beginning balance: October 31, 2012	$434,136
Issuance of common stock warrants	1,460,867
Reclassification of warrant liability to equity	-
Exercise of warrants	(795,411)
Issuance of additional warrants due to anti-dilution provisions	30,887
Change in fair value	(394,420)

Balance at July 31, 2013	$736,059

Convertible notes at fair value:

July 31, 2013
(Unaudited)
Beginning balance – October 31, 2012	1,643,541
Issuance of notes	1,238,277
Transfer-out	(1,808,454)
Change in Fair Value of notes	901,716
Ending balance – July 31, 2013	$1,975,080

14. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date that the financial statements were issued.  All appropriate subsequent event disclosures, if any, have been made in the notes to the financial statements.

On August 1, 2013, pursuant to a private placement agreement, the Company issued 4,000 shares of common stock to a consultant, upon the execution of this agreement.

On August 8, 2013, the remaining May 2012 note-holder converted its remaining $83,333 in principal into 26,371 shares of the Company’s common stock at a conversion rate of $3.16. The May 2012 Notes matured on May 18, 2013. There are no remaining May 2012 Notes outstanding.

On August 12, 2013, the Company issued 3,600 shares of common stock for consulting services valued at $15,000.

On August 12, 2013, the Company issued 2,330 shares of its common stock to employees under the Employee Stock Purchase Plan (ESPP) for an aggregate purchase price of $7,027.

On August 14, 2013, the Company issued 15,723 shares of common stock for consulting services valued at $50,000.

JMJ Financial

On August 14, 2013, the Company borrowed an additional $100,000 under the JMJ April 2013 convertible promissory note. At this date, the Company has borrowed $625,000 under the JMJ April 2013 Note. JMJ Financial has no obligation to lend the Company the remaining $95,000 of available principal amount under the note and may never do so. The Company has no obligation to pay JMJ Financial any amounts on the unfunded portion of the note and may not prepay any portion of the note without JMJ Financial’s consent. On August 9, 2013 and September 5, 2013, JMJ Financial converted $67,515 and $39,600 in principal and interest, respectively on its April 2013 Note into 51,000 shares of common stock at conversion rates ranging from $1.89 to $2.20. After these conversions, approximately $525,000 in principal remained outstanding under the JMJ April 2013 Note.

Tonaquint

On August 14, 2013, in lieu of a cash installment payment on the outstanding Tonaquint Note, the Company issued 33,309 shares of common stock. Of the 33,309 shares issued to Tonaquint, 21,843 were issued to satisfy the second installment payment consisting of principal in the amount of $49,444 and interest of $5,810 for a total conversion amount of $55,254. This amount was converted at a conversion price of approximately $2.53. The remaining 11,466 shares were issued related to the installment payment, made by the Company in shares, in July 2013 pursuant to a true-up provision in the convertible promissory note agreement that allows Tonaquint to receive additional shares if the conversion price, used at the time of the installment payment, decreases in a stated period of time following said payment.

On August 15, 2013, the Company issued 10,500 shares of its common stock to Hanover Holdings in connection with the settlement of a draw down pursuant to the Hanover Purchase Agreement, at a price of approximately $2.81 per share. The per share price for such shares was established under the terms of the Hanover Purchase Agreement. The Company received total net proceeds of $29,516 in connection with this draw down.

On August 20, 2013, in a private placement pursuant to a note purchase agreement, the Company issued an accredited investor a secured convertible promissory note in the aggregate principal amount of $108,000, for a purchase price of $100,000. This note bears interest at a rate of 20% per annum and is convertible into shares of the Company’s common stock at a conversion price equal to the lower of $3.00 or 80% of the volume weighted average price for the five days preceding conversion, with a floor price of $2.50. To secure prompt payment under the note, the Company granted the holder a continuing security interest in all net proceeds it receives up to the aggregate amount of $108,000 plus accrued interest from the sale of its NOLs or research and development tax credits through the New Jersey Economic Development Program. This note matures on February 21, 2014, nine months after its issuance, and may not be converted prior to maturity although the Company may prepay this note at any time. In addition, the Company is required to repay this note within three business days of closing any financing greater than $2,000,000.

Resignation of Thomas A. Moore and Appointment of Dan O’Connor as Chief Executive Officer

At a meeting of the Company’s Board of Directors held on August 14, 2013, Thomas A. Moore indicated his intent to resign as Chairman of the Board of Directors and President and Chief Executive Officer (“CEO”) effective August 19, 2013 in line with the previously contemplated succession plan. Thomas A. Moore continues to serve on the Board of Directors and is acting as a consultant to the Company pursuant to the terms of a consulting agreement dated August 19, 2013, the terms of which are described below. In light of Mr. Moore’s notification to the Board of his intent to resign as President and CEO and the Board’s succession plan, the Board appointed Daniel J. O’Connor (formerly Executive Vice President), to the position of President and CEO, effective August 19, 2013. Mr. O’Connor’s appointment as President and CEO is the outcome of the succession planning initiatives over the past year by Mr. Moore and the Board of Directors. The Board of Directors also fixed the number of Board members at seven and appointed Mr. O’Connor as a Director to fill the newly created vacancy in accordance with the the Company’s Bylaws, all effective August 19, 2013. Mr. O’Connor will hold office as a Director until the next annual meeting of stockholders of the Company subject to his earlier resignation or removal. Mr. O’Connor has not currently been appointed to any standing committee of the Board of Directors.

Dr. James Patton, Chairman of the Audit Committee, was elected to serve as Non- executive Chairman of the Board effective August 19, 2013.

Thomas A. Moore Consulting and Severance Agreements

On August 19, 2013, the Company entered into a consulting agreement with Mr. Moore, which took effect as of such date. Under the consulting agreement, Mr. Moore will assist the development of the Company’s veterinary program and perform the duties assigned by the CEO, the Chairman of the Board and/or Board of Directors related to strategic planning and business development, or any other matter so delegated. Mr. Moore is required to be able to commit at least 20 hours per week to his consulting duties under the agreement. The consulting agreement provides for an initial term of one year, after which it terminates unless the Company notifies Mr. Moore of its intent to renew prior to the expiration of the initial term, following which it will be renewed upon such terms and conditions as they may mutually agree. If the Company elects to continue beyond the initial term, either Mr. Moore or the Company may terminate, at any time for any reason with or without cause upon 90 days written notice.

Pursuant to the terms of the consulting agreement, Mr. Moore is entitled to: (i) annualized compensation of $350,000 (payable monthly, with thefirst payment due September 20, 2013), with 12% per annum interest accruing on payments not made in accordance with the agreed terms; (ii)reimbursement for any COBRA costs, (iii) a one-time $100,000 payment if the Company closes a financing greater than $5,000,000 during the initial term of the agreement (which one-time payment may be increased to $429,076.59 at the Company’s discretion if the financing exceeds $15,000,000), which amounts are to be in repayment of loans extended by Mr. Moore to the Company (iv) be treated as non-employee Director for purposes of attendance fees under the Company’s Director compensation program (but not for purposes of the annual retainer), (v) receive a one-time grant of 30,000 options under the Incentive Plan on or around November 1, 2013, and be considered in “Continuous Service” for purposes of his outstanding option awards under the Incentive Plan (as such term is defined in the Incentive Plan) and (v) reimbursement of reasonable documented travel expenses as contemplated by the consulting agreement.

Termination Agreement

On August 19, 2013, the Company entered into an agreement with a financial advisor to terminate a July 2012 engagement agreement between the parties, pursuant to which the advisor asserted claims for unpaid fees related to the introduction of investors to the Company and services provided. As consideration for terminating the agreement the Company agreed to pay the advisor approximately $589,000 in monthly installment payments in either cash or shares of the Company’s common stock, and a 3-year warrant to purchase 30,154 shares of the Company’s common stock at an exercise price of $4.90 per share. Additionally, the Company agreed to pay the advisor $150,000 upon the completion of a contemplated public offering of securities.

Yenson Co. Ltd.

On August 28, 2013, the Company entered into a Securities Purchase Agreement with Yenson Co. Ltd (“Investor”). Investor purchased $100,000 of the Company’s common stock at a purchase price of approximately $2.21per share, resulting in 45,353 shares of its common stock being issued. In addition, the investor received 50% warrant coverage, resulting in the issuance of a warrant to purchase 22,161 shares of the Company’s common stock, at an exercise price of $2.76 per warrant. The warrant expires 3 years from the date of the agreement.

JMJ Financial

On September 4, 2013, the Company entered into a securities purchase agreement with JMJ Financial pursuant to which it issued JMJ Financial, in a private placement, an $800,000 convertible promissory note and 19,231 restricted shares of its common stock as a $50,000 origination fee for the note. The securities agreement provides that the Company will “true up” JMJ Financial by issuing additional shares of its common stock if JMJ Financial does not receive at least $50,000 of net proceeds from the sale of such shares of common stock when, and if, it disposes of such shares.

The face amount of the note reflects an aggregate principal amount of $800,000 for total consideration of $720,000 (or a 10% original issue discount). However, the Company has currently only borrowed $500,000 from JMJ Financial under this convertible promissory note, all of which JMJ Financial paid in cash. JMJ Financial has no obligation to lend the remaining $220,000 of available principal amount under the note and may never do so. The Company has no obligation to pay JMJ Financial any amounts on the unfunded portion of the note and may not prepay any portion of the note without JMJ Financial’s consent.

The convertible promissory note matures September 4, 2014 and, in addition to the 10% original issue discount, provides for payment of a one time interest charge of 5% on funded amounts. The convertible promissory note is convertible at any time, in whole or in part, at JMJ Financial’s option into shares of the Company’s common stock at the lesser of $2.65 or 70% of the average of the lowest two closing prices in the 20-day pricing period preceding a conversion. However, at no time will JMJ Financial be entitled to convert any portion of the note to the extent that after such conversion, JMJ Financial (together with its affiliates) would beneficially own more than 4.99% of the Company’s outstanding shares common stock as of such date. The Company agreed to reserve at least 2,000,000 shares of its common stock for conversion of the note. The note also provides for penalties and rescission rights if the Company does not deliver shares of its common stock upon conversion with the require timeframes.

The convertible promissory note includes customary event of default provisions, and provides for a default rate of the lesser of 18% or the maximum permitted by law. Upon the occurrence of an event of default, the lender may require the Company to pay in cash the “Mandatory Default Amount,” which is defined in the note to mean the greater of (i) the outstanding principal amount of the note plus all interest, liquidated damages and other amounts owing under the note, divided by the conversion price on the date payment of such amount is demanded or paid in full, whichever is lower, multipled by the volume-weighted-average price, or VWAP, on the date payment of such amount is demanded or paid in full, whichever has a higher VWAP, or (ii) 150% of the outstanding principal amount of the note plus 100% of all interest, liquidated damages and other amounts owing under the note.

If the Company completes a public offering of $5,000,000 or more, JMJ Financial has the right, at its election, to require it to repay the note, in whole or in part, in amount equal to 125% of the sum of the funded principal amount being repaid plus all accrued and unpaid interest liquidated damages, fees, and other amounts due on such principal amount.

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

Our lead construct, ADXS-HPV, is being evaluated in four ongoing clinical trials for human papillomavirus, or HPV, -associated diseases as follows: recurrent/refractory cervical cancer (India); locally advanced cervical cancer (with the Gynecologic Oncology Group (GOG), largely underwritten by the National Cancer Institute (NCI)); head and neck cancer (with the Cancer Research, United Kingdom (CRUK), (UK)) and anal cancer (Brown University, Oncology Group (BrUOG), U.S.). In addition, we have developed immunotherapies for prostate cancer and HER2 overexpressing cancers (such as breast, gastric and other cancers in humans and osteosarcoma in canines). Over fifteen distinct constructs are in various stages of development, developed directly by us and through strategic collaborations with recognized centers of excellence.

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

If we fail to raise a significant amount of capital, we may need to significantly curtail operations or cease operations in the near future. Any sale of our common stock or issuance of rights to acquire our common stock below $3.16 per share (as may be further adjusted), with respect to certain of our outstanding debt instruments, or $15.11 per share (as may be further adjusted), with respect to certain of our outstanding warrants, will trigger significant dilution due to the anti-dilution protection provisions contained therein.

We have sustained losses from operations in each fiscal year since our inception, and we expect these losses to continue for the indefinite future, due to the substantial investment in research and development. As of July 31, 2013 and October 31, 2012, we had an accumulated deficit of $60,181,464 and $47,601,427, respectively and stockholders’ deficiency of $6,726,819 and $5,962,724, respectively. Our projected annual staff, overhead, laboratory and nonclinical expenses are estimated to be approximately $4.1 million for the current fiscal year ended October 31, 2013. We expect to incur significant additional costs. The timing and estimated costs of these projects are difficult to predict. We may attempt to accelerate the timing of the required financing and, conversely, if the trial or trials are not successful we may slow our spending and defer the timing of additional financing. While we will attempt to attract a corporate partnership and grants, we have not assumed the receipt of any additional financial resources in our cash planning.

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

Recent Developments

Orphan Drug Designation

In June 2013, we submitted three applications for Orphan Drug Designation with the FDA for ADXS-HPV for use in the treatment of invasive cervical cancer, head and neck cancer and anal cancer. As of August 2013, we have received orphan drug designation for anal cancer. We also have received and responded to requests for further information on the invasive cervical cancer application and the head and neck cancer application.

JMJ Financial

On August 14, 2013, we borrowed an additional $100,000 under the convertible promissory note sold to JMJ Financial in April 2013, which matures in April 2014. At this date, we have borrowed an aggregate $625,000 under the JMJ April 2013 Note. JMJ Financial has no obligation to lend us the remaining $95,000 of available principal amount under the note and may never do so. We have no obligation to pay JMJ Financial any amounts on the unfunded portion of the note. We may not prepay any portion of the note without JMJ Financial’s consent. On August 9, 2013 and September 5, 2013, JMJ Financial converted $67,515 and $39,600- in principal and interest, respectively on its April 2013 Note into 51,000 shares of our common stock at conversion rates ranging from $1.89 to $2.20. After these conversions, approximately $525,000 in principal remained outstanding under its April 2013 Note.

On September 4, 2013, we entered into a securities purchase agreement with JMJ Financial pursuant to which we issued JMJ Financial, in a private placement, an $800,000 convertible promissory note and 19,231 restricted shares of our common stock as a $50,000 origination fee for the note.

The face amount of the note reflects an aggregate principal amount of $800,000 for total consideration of $720,000 (or a 10% original issue discount). However, we have currently only borrowed $500,000 from JMJ Financial under this convertible promissory note, all of which JMJ Financial paid us in cash. JMJ Financial has no obligation to lend us the remaining $220,000 of available principal amount under the note and may never do so. We have no obligation to pay JMJ Financial any amounts on the unfunded portion of the note. We may not prepay any portion of the note without JMJ Financial’s consent. For additional information regarding this note, see “-Liquidity and Capital Resources-JMJ Financial.”

Tonaquint

On August 14, 2013, in lieu of a cash installment payment on the outstanding Tonaquint Note, we issued 33,309 shares of common stock. Of the 33,309 shares issued to Tonaquint, 21,843 were issued to satisfy the second installment payment consisting of principal in the amount of $49,444 and interest of $5,810 for a total conversion amount of $55,254. This amount was converted at a conversion price of approximately $2.53. The remaining 11,466 shares were issued related to the installment payment we made in July 2013 pursuant to a true-up provision in the convertible promissory note agreement that allows Tonaquint to receive additional shares if the conversion price, used at the time of the installment payment, decreases in a stated period of time following said payment.

Hanover

On August 15, 2013, we issued 10,500 shares of our common stock to Hanover Holdings in connection with the settlement of a draw down pursuant to the Hanover Purchase Agreement, at a price of approximately $2.81 per share. The per share price for such shares was established under the terms of the Hanover Purchase Agreement. We received total net proceeds of $29,516 in connection with this draw down.

Issuance of Promissory Note Secured by Sale of NOLs

On August 20, 2013, in a private placement pursuant to a note purchase agreement, we issued an accredited investor a secured convertible promissory note in the aggregate principal amount of $108,000, for a purchase price of $100,000. This note bears interest at a rate of 20% per annum and is convertible into shares of our common stock at a conversion price equal to the lower of $3.00 or 80% of the volume weighted average price for the five days preceding conversion, with a floor price of $2.50. To secure prompt payment under the note, we granted the holder a continuing security interest in all net proceeds we receive up to the aggregate amount of $108,000 plus accrued interest from the sale of our net operating loss, or NOL, and or research and development tax credits through the New Jersey Economic Development Program. This note matures on February 21, 2014, nine months after its issuance, and may not be converted prior to maturity although we may prepay this note at any time. In addition, we are required to repay this note within three business days of closing any financing greater than $2,000,000.

Resignation of Thomas A. Moore and Appointment of Dan O’Connor as Chief Executive Officer

At a meeting of our Board of Directors held on August 14, 2013, Thomas A. Moore indicated his intent to resign as Chairman of the Board of Directors and President and Chief Executive Officer (“CEO”) effective August 19, 2013 in line with the previously contemplated succession plan. Thomas A. Moore will continue to serve on the Board of Directors and will act as a consultant to our company pursuant to the terms of a consulting agreement dated August 19, 2013, the terms of which are described below. In light of Mr. Moore’s notification to the Board of his intent to resign as President and CEO and the Board’s succession plan, the Board appointed Daniel J. O’Connor (formerly Executive Vice President), to the position of President and CEO, effective August 19, 2013. Mr. O’Connor’s appointment as President and CEO is the outcome of the succession planning initiatives over the past year by Mr. Moore and the Board of Directors. The Board of Directors also fixed the number of Board members at seven and appointed Mr. O’Connor, age 48, as a Director to fill the newly created vacancy in accordance with the Advaxis, Inc. Bylaws, all effective August 19, 2013. Mr. O’Connor will hold office as aDirector until the next annual meeting of stockholders of Advaxis, Inc., subject to his earlier resignation or removal. Mr. O’Connor has notcurrently been appointed to any standing committee of the Board of Directors.

Dr. James Patton, Chairman of the Audit Committee, was elected to serve as Non- executive Chairman of the Board effective August 19, 2013.

Thomas A. Moore Consulting and Severance Agreements

On August 19, 2013, Advaxis, Inc. entered into a consulting agreement with Mr. Moore, which took effect as of such date. Under the consulting agreement, Mr. Moore will assist the development of Advaxis Inc.’s veterinary program and perform the duties assigned by the CEO, the Chairman of the Board and/or Board of Directors related to strategic planning and business development, or any other matter so delegated. Mr. Moore is required to be able to commit at least 20 hours per week to his consulting duties under the agreement. The consulting agreement provides for an initial term of one year, after which it terminate unless Advaxis, Inc. notifies Mr. Moore of its intent to renew prior to the expiration of the initial term, following which it will be renewed upon such terms and conditions as they may mutually agree. If Advaxis, Inc. elects to continue beyond the initial term, either Mr. Moore or Advaxis, Inc. may terminate at any time for any reason with or without cause upon 90 days written notice.

Pursuant to the terms of the consulting agreement, Mr. Moore is entitled to: (i) annualized compensation of $350,000 (payable monthly, with thefirst payment due September 20, 2013), with 12% per annum interest accruing on payments not made in accordance with the agreed terms; (ii)reimbursement for any COBRA costs, (iii) a one-time $100,000 payment if Advaxis, Inc. closes a financing greater than $5,000,000 during the initial term of the agreement (which one-time payment may be increased to $429,076.59 at Advaxis, Inc.’s discretion if the financing exceeds $15,000,000), which amounts are to be in repayment of loans extended by Mr. Moore to Advaxis, Inc., (iv) be treated as non-employee Director for purposes of attendance fees under Advaxis, Inc.’s Director compensation program (but not for purposes of the annual retainer), (v) receive aone-time grant of 30,000 options under the Advaxis, Inc. 2011 Omnibus Incentive Plan (the “Plan”) on or around November 1, 2013, and be considered in “Continuous Service” for purposes of his outstanding option awards under the Plan (as such term is defined in the Plan) and (v) reimbursement of reasonable documented travel expenses as contemplated by the consulting agreement.

Termination Agreement

On August 19, 2013, we entered into an agreement with a financial advisor to terminate a July 2012 engagement agreement between the parties, pursuant to which the advisor asserted claims for unpaid fees related to the introduction of investors to us and services provided. As consideration for terminating the agreement we agreed to pay the advisor approximately $589,000 in monthly installment payments in either cash or shares of our common stock, and a 3-year warrant to purchase 30,154 shares of our common stock at an exercise price of $4.90 per share. Additionally, we agreed to pay the advisor $150,000 upon the completion of a contemplated public offering of securities.

Yenson Co. Ltd.

In April 2013, we signed a memorandum of understanding with FusionVax, which was subsequently re-executed between us and Yenson Company, Ltd., or Yenson. The memorandum of understanding sets out the framework for entry into a definitive agreement to license ADXS-HPV for commercialization in Asia (except India). Under the terms of the memorandum of understanding, we agreed to work towards drafting a definitive agreement that exclusively licenses the rights to ADXS-HPV to Yenson (or NewCo) for the Asia territory, exclusive of India, for all indications. Subject to the entry into a definitive agreement, Yenson will pay us an up-front payment, certain event-based financial milestones, an annual exclusive licensing fee, and an annual net sales royalty in countries with issued patents. In exchange for the up-front payment, we will provide Yenson an equal amount worth of our common stock. Yenson will be responsible for conducting clinical trials and pursuing commercialization of ADXS-HPV in Asia and, in exchange, we will pay Yenson net sales annual royalty on ADXS-HPV in the United States of less than 1%. Yenson, accompanied with Taiwan Biotech Co., Ltd. and several Taiwanese venture capital funds plan to form a new company (NewCo) and transfer all rights to the NewCo to execute the obligations and commitments described in the memorandum of understanding.

On August 28, 2013, pursuant to a Securities Purchase Agreement, Yenson Company Ltd purchased $100,000 of our common stock at a purchase price of approximately $2.21, resulting in 45,353 shares of our common stock being issued. In addition, the investor received 50% warrant coverage, resulting in the issuance of a warrant to purchase 22,161 shares of our common stock, at an exercise price of $2.76 per warrant. The warrant expires 3 years from the date of the agreement.

Results of operations for the three months ended July 31, 2013 and 2012

Revenue

We did not record any revenue for the three months ended July 31, 2013 and 2012.

Research and Development Expenses

Research and development expenses decreased by approximately $11,000 to approximately $1,320,000 for the three months ended July 31, 2013 as compared with approximately $1,331,000 for the same period a year ago. This is primarily attributable to decreased clinical trial expenses due to the near completion of dosing patients in our India trial and less clinical trial activity as compared to the same period a year ago. In addition, overall compensation decreased in the current period resulting from fewer employees when compared with the same period a year ago. These decreases were offset by increases in consulting expenses as well as expenses related to our numerous collaboration agreements.

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

General and Administrative Expenses

General and administrative expenses decreased by approximately $518,000 to approximately $1,734,000 for the three months ended July 31, 2013 as compared with approximately $2,252,000 for the same period a year ago. This was primarily due to a decrease in expense related to an one-time settlement expense taken in the period a year ago related to the Numoda-Socius transaction that was not repeated in the current period This decrease was slightly offset by increases in consulting and other professional fees in the current period as compared to the same period a year ago.

Interest Expense

For the three months ended July 31, 2013, interest expense decreased significantly to approximately $143,000 from $1,045,000 in the same period a year ago, which decrease is largely a result of the May 2012 exchange of approximately $4.5 million aggregate principal value of convertible promissory notes for shares of our common stock and warrants and the conversion of approximately $1.8 million aggregate principal value of various convertible promissory notes into shares of our common stock during 2012 and 2013. In addition, in the period a year ago, we recorded interest expense of approximately $500,000 related the issuance of shares to JMJ Financial under a Settlement Agreement, resulting in noncash expense from the recognition of a beneficial conversion feature.

Other Income/(Expense)

Other expense was approximately $17,400 for the three months ended July 31, 2013 compared with other income of approximately $25,400,in the period a year ago as a result of unfavorable and favorable changes in foreign exchange rates relating to transactions with certain vendors, respectively.

(Loss) Gain on Note Retirement and Accounts Payable

For the three months ended July, 2013, we recorded non-cash income of approximately $1,700 primarily resulting from the settlement of outstanding payables with shares of our common stock, at a discount..

For the three months ended July 31, 2012, we recorded a charge to income of approximately $932,000 primarily resulting from entering into exchange agreements with convertible note holders in which these investors exchanged convertible promissory notes in the aggregate principal amount of approximately $4.5 million for (i) an aggregate of approximately 418,000 shares of our common stock and (ii) warrants to purchase up to approximately 46,000 shares of our common stock at an exercise price of $18.75. These charges were partially offset by noncash income resulting from the issuance of 120,000 shares in payment of $2.25 million of trade accounts payable under a stock purchase and the July warrant exchanges.

Changes in Fair Values

 For the three months ended July 31, 2013, we recorded non-cash income from changes in the fair value of of approximately $1.6 million. Approximately $1.8 million of non-cash income resulted from a decrease in the fair value of each liability warrant due to a decrease in our share price from $8.31, at April 30, 2013 to $3.50 at July 31, 2013 in addition to a decrease in overall volatility used in calculating the fair value of each liability warrant. This was slightly offset by non-cash expenses related to the mark-to-market of convertible notes, accounted for under Fair Value accounting.

For the three months ended July 31, 2012, we recorded income from changes in the fair value of the warrant liability and embedded derivative liability of approximately $2.4 million primarily resulting from a decrease in the fair value of each liability warrant primarily due to a decrease in our share price from $16.25, at April 30, 2012 to $8.75, at July 31, 2012.

Potential future increases or decreases in our stock price will result in increased or decreased warrant and embedded derivative liabilities, respectively, on our balance sheet and therefore increased or decreased expenses being recognized in our statement of operations in future periods.

Results of operations for the nine months ended July 31, 2013 and 2012

Revenue

We did not record any revenue for the nine months ended July 31, 2013 and 2012.

Research and Development Expenses

Research and development expenses decreased by approximately $1,348,000 to approximately $4,412,000 for the nine months ended July 31, 2013 as compared with approximately $5,760,000 for the same period a year ago. This is primarily attributable to decreased clinical trial expenses due to the near completion of dosing patients in our India trial and less clinical trial activity as compared with the same period a year ago. This was slightly offset by an increase in overall compensation in the current period primarily resulting from higher stock-based compensation for options granted to employees as compared with the same period a year ago.

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

General and Administrative Expenses

General and administrative expenses increased by approximately $2,003,000 to approximately $6,300,000 for the nine months ended July 31, 2013 as compared with approximately $4,297,000 for the same period a year ago. This was primarily due to higher stock-based compensation expense for options and shares granted to employees and directors as compared to the same period a year ago as well as severance costs related to a former employee. In addition, a portion of the increase is attributable to increased legal and consulting fees in the current period as compared to the same period a year ago.

Interest Expense

For the nine months ended July 31, 2013, interest expense decreased significantly to approximately $600,000 from $4,242,000 in the same period a year ago, which decrease is largely a result of the significant reduction in overall debt. These reductions included the May 2012 exchange of approximately $4.5 million aggregate principal value of convertible promissory notes for shares of our common stock and warrants and the conversion of approximately $1.8 million aggregate principal value of various convertible promissory notes into shares of our common stock during 2012 and 2013. In addition, in the period a year ago, we recorded interest expense of approximately $500,000 related the issuance of shares to JMJ Financial under a previously disclosed Settlement Agreement, resulting in non-cash expense from the recognition of a beneficial conversion feature. This decrease was slightly offset by approximately $157,000 in non-cash interest expense, recorded in the current period, related to the issuance of 28,000 shares of our common stock (Commitment Fee Shares) under the Hanover Purchase Agreement.

Other Income/(Expense)

Other expense was approximately $15,926 for the nine months ended July 31, 2013 as a result of approximately $5,100 in interest income from payments made to us under the terms of a convertible promissory note, more than offset by expense of approximately $21,077 related to unfavorable changes in foreign exchange rates relating to transactions with certain vendors.

Other income was approximately $26,000 for the nine months ended July 31, 2012 as compared with other expense of approximately $49,000 in the same period a year ago as a result of favorable changes in foreign exchange rates relating to transactions with certain vendors.

(Loss) Gain on Note Retirement and Accounts Payable

For the nine months ended July 31, 2013, we recorded non-cash income of approximately $349,000 primarily resulting from the settlement of outstanding payables with shares of our common stock or at a discount. This income was partially offset by charges incurred related to the conversion of notes into shares of our common stock by investors.

For the nine months ended July 31, 2012, we recorded a charge to income of approximately $2,173,000 primarily resulting from entering into exchange agreements with May, October and December 2011 investors in which these investors exchanged convertible promissory notes in the aggregate principal amount of approximately $4.5 million for (i) an aggregate of approximately 418,000 shares of our common stock and (ii) warrants to purchase up to approximately 46,000 shares of common stock at an exercise price of $18.75 per share. In addition,we recognized non-cash expense resulting from the conversion of promissory notes, by investors, during the nine months ended July 31, 2012. These expenses were partially offset by non-cash income resulting from the issuance of shares to Numoda under a stock purchase agreement and the July 2012 warrant exchanges.

Changes in Fair Values

 For the nine months ended July 31, 2013, we recorded non-cash expense of approximately $2.3 million. This was primarily the result of non-cash expense of approximately $1.2 million from the mark-to-market of our convertible promissory notes, accounted for under fair value accounting. In addition, we recorded non-cash expense of approximately $1.1 million from changes in the fair value of the warrant liability resulting from an increase in the fair value of each liability warrant due to an increase in our share price from $5.63, at October 31, 2012 to $9.00 at January 31, 2013 in addition to a larger range of share prices used in the calculation of the BSM Model volatility input and the number of outstanding liability warrants increasing during the current period compared to the same period a year ago.

 For the nine months ended July 31, 2012, we recorded income from changes in the fair value of the warrant liability and embedded derivative liability of approximately $6.0 million primarily resulting from a decrease in the fair value of each liability warrant due primarily to a decrease in our share price from $18.75, at October 31, 2010 to $8.75, at July 31, 2012. In addition, there was a decrease in the fair value of each liability warrant due to a smaller range of share prices used in the calculation of the BSM Model volatility input

Potential future increases or decreases in our stock price will result in increased or decreased warrant and embedded derivative liabilities, respectively, on our balance sheet and therefore increased or decreased expenses being recognized in our statement of operations in future periods.

Income Tax Benefit

We may be eligible, from time to time, to receive cash from the sale of our NOLs under the State of New Jersey NOL Transfer Program.   In the nine months ended July 31, 2013, we received a net cash amount of approximately $725,000 from the sale of our state NOLs and research & development tax credits for the periods ended October 31, 2010 and 2011.

In the nine months ended July 31, 2012, we received a net cash amount of $346,787 from the sale of our state NOLs for the periods through October 31, 2010.

Liquidity and Capital Resources

Since our inception through July 31, 2013, we have reported accumulated net losses of approximately $60.1 million and recurring negative cash flows from operations. We anticipate that we will continue to generate significant losses from operations for the foreseeable future.

Our limited capital resources and operations to date have been funded primarily with the proceeds from public, private equity and debt financings, NOL tax sales and income earned on investments and grants. We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future, due to the substantial investment in research and development. As of July 31, 2013 and October 31, 2012, we had an accumulated deficit of $60,181,464 and $47,601,427, respectively and shareholders’ deficiency of $6,726,819 and $5,962,724, respectively.

We do not have adequate cash on hand to cover our anticipated expenses for the next 12 months. If we fail to raise a significant amount of capital, we may need to significantly curtail or cease operations in the near future. These conditions have raised substantial doubt about our ability to continue as a going concern.

Discussion of Cash Flows

Cash used in operating activities, for the nine months ended July 31, 2013, was approximately $4.9 million resulting primarily from spending associated with our clinical trial programs and general & administrative expenses.

Cash used in investing activities, for the nine months ended July 31, 2013, was approximately $201,000 resulting primarily from legal spending in support of our patents.

Cash provided by financing activities, for the nine months ended July 31, 2013, was approximately $5.1 million, primarily consisting of net proceeds received from the sale of convertible promissory notes ($2.0 million), the sale of our common stock primarily from the use of the Hanover Equity Enhancement Program ($3.0 million) and the exercise of warrants resulting in proceeds of approximately $94,000.

For the nine months ended July 31, 2013, we issued to certain accredited investors (including JMJ Financial as described below) convertible promissory notes in the aggregate principal amount of approximately $2,138,277 for an aggregate net purchase price of approximately $2,110,500. These convertible promissory notes were issued with either original issue discounts ranging from 15% to 25% or are interest-bearing and are convertible into shares of our common stock. Some of these convertible promissory notes were issued along with warrants. These convertible promissory notes mature between January and December of 2014. In addition, during the nine months ended July 31, 2013, Mr. Moore loaned our company $11,200 under the Moore Notes (see Note 6 to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for more information regarding the Moore Notes).

During the nine months ended July 31, 2013, we issued 17,657 shares of our common stock, to accredited investors, at a price per share of $4.375, resulting in total net proceeds of $77,250.

During the nine months ended July 31, 2013, we issued 348,724 shares of our common stock to Hanover in connection with the settlement of drawdowns pursuant to the Hanover Purchase Agreement, at prices ranging from approximately $3.32 to $7.48 per share. The per share price for such shares was established under the terms of the Hanover Purchase Agreement. We received total net proceeds of approximately $2,934,624 in connection with these drawdowns.

JMJ Financial

On April 26, 2013, in a private placement, we issued JMJ Financial a convertible promissory note. The face amount of the note reflects an aggregate principal amount of $800,000 for total consideration of $720,000 (or a 10% original issue discount). As of April 26, 2013, we had only borrowed $425,000 from JMJ Financial under this convertible promissory note. JMJ Financial paid us $300,000 in cash and exchanged a promissory note with an aggregate principal amount of $125,000 that we issued to JMJ Financial on December 26, 2012 as consideration for the note. The exchange was analyzed and management concluded that the exchanged qualifies for modification accounting. On June 27, 2013, the we borrowed an additional $100,000 under the above convertible promissory note. JMJ Financial has no obligation to lend us the remaining $195,000 of available principal amount under the note and may never do so. We have no obligation to pay JMJ Financial any amounts on the unfunded portion of the note. We may not prepay any portion of the note without JMJ Financial’s consent.

The convertible promissory note matures April 26, 2014 and, in addition to the 10% original issue discount, provides for payment of a one-time interest charge of 5% on funded amounts. The convertible promissory note is convertible at any time, in whole or in part, at JMJ Financial’s option into shares of our common stock at the lesser of $8.75 or 70% of the average of the lowest two closing prices in the 20-day pricing period preceding a conversion. However, at no time will JMJ Financial be entitled to convert any portion of the note to the extent that after such conversion, JMJ Financial (together with its affiliates) would beneficially own more than 4.99% of our outstanding shares of common stock as of such date. We agreed to reserve at least 160,000 shares of our common stock for conversion of the note. The note also provides for penalties and rescission rights if we do not deliver shares of our common stock upon conversion with the require timeframes.

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

We also granted JMJ Financial the right, at its election, to participate in the next public offering of our securities by exchanging, in whole or in part, the funded portion of this note for a subscription to such public offering in an amount equal to 125% of the sum of the funded portion of the principal amount of being exchanged plus all accrued and unpaid interest, liquidated damages, fees, and other amounts due on such exchanged principal amount. However, in September 2013, JMJ Financial agreed to amend the April 2013 note to remove this right. If we complete a public offering of $10,000,000 or more, JMJ Financial has the right, at its election, to require us to repay the note, in whole or in part, in amount equal to 125% of the sum of the funded principal amount being repaid plus all accrued and unpaid interest liquidated damages, fees, and other amounts due on such principal amount. In September 2013, we agreed to lower this threshold to $5,000,000 in connection with the sale of the new convertible promissory not to JMJ Financial.

On September 4, 2013, we entered into a securities purchase agreement with JMJ Financial pursuant to which we issued JMJ Financial, in a private placement, an $800,000 convertible promissory note and 19,231 restricted shares of our common stock as a $50,000 origination fee for the note. The securities agreement provides that we will “true up” JMJ Financial by issuing additional shares of our common stock if JMJ Financial does not receive at least $50,000 of net proceeds from the sale of such shares of common stock when, and if, it disposes of such shares.

The face amount of the note reflects an aggregate principal amount of $800,000 for total consideration of $720,000 (or a 10% original issue discount). However, we have currently only borrowed $500,000 from JMJ Financial under this convertible promissory note, all of which JMJ Financial paid us in cash. JMJ Financial has no obligation to lend us the remaining $220,000 of available principal amount under the note and may never do so. We have no obligation to pay JMJ Financial any amounts on the unfunded portion of the note. We may not prepay any portion of the note without JMJ Financial’s consent.

The convertible promissory note matures September 4, 2014 and, in addition to the 10% original issue discount, provides for payment of a one time interest charge of 5% on funded amounts. The convertible promissory note is convertible at any time, in whole or in part, at JMJ Financial’s option into shares of our common stock at the lesser of $2.65 or 70% of the average of the lowest two closing prices in the 20-day pricing period preceding a conversion. However, at no time will JMJ Financial be entitled to convert any portion of the note to the extent that after such conversion, JMJ Financial (together with its affiliates) would beneficially own more than 4.99% of our outstanding shares common stock as of such date. We agreed to reserve at least 2,000,000 shares of our common stock for conversion of the note. The note also provides for penalties and rescission rights if we do not deliver shares of our common stock upon conversion with the require timeframes.

The convertible promissory note includes customary event of default provisions, and provides for a default rate of the lesser of 18% or the maximum permitted by law. Upon the occurrence of an event of default, the lender may require us to pay in cash the “Mandatory Default Amount,” which is defined in the note to mean the greater of (i) the outstanding principal amount of the note plus all interest, liquidated damages and other amounts owing under the note, divided by the conversion price on the date payment of such amount is demanded or paid in full, whichever is lower, multipled by the volume-weighted-average price, or VWAP, on the date payment of such amount is demanded or paid in full, whichever has a higher VWAP, or (ii) 150% of the outstanding principal amount of the note plus 100% of all interest, liquidated damages and other amounts owing under the note.

If we complete a public offering of $5,000,000 or more, JMJ Financial has the right, at its election, to require us to repay the note, in whole or in part, in amount equal to 125% of the sum of the funded principal amount being repaid plus all accrued and unpaid interest liquidated damages, fees, and other amounts due on such principal amount.

Issuance of a convertible promissory note

On August 20, 2013, in a private placement pursuant to a note purchase agreement, we issued an accredited investor a secured convertible promissory note in the aggregate principal amount of $108,000, for a purchase price of $100,000. This note bears interest at a rate of 20% per annum and is convertible into shares of our common stock at a conversion price equal to the lower of $3.00 or 80% of the volume weighted average price for the five days preceding conversion, with a floor price of $2.50. To secure prompt payment under the note, we granted the holder a continuing security interest in all net proceeds we receive up to the aggregate amount of $108,000 plus accrued interest from the sale of our NOLs and or research and development tax credits through the New Jersey Economic Development Program. This note matures on February 21, 2014, nine months after its issuance, and may not be converted prior to maturity although we may prepay this note at any time. In addition, We are required to repay this note within three business days of closing any financing greater than $2,000,000.

Yenson Company Ltd.

In April 2013, we signed a memorandum of understanding with FusionVax, which was subsequently re-executed between us and Yenson Company, Ltd., or Yenson which memorandum of understanding sets out the framework for entry into a definitive agreement to license ADXS-HPV for commercialization in Asia(except India). Under the terms of the memorandum of understanding, we agreed to work towards drafting a definitive agreement that exclusively licenses the rights to ADXS-HPV to Yenson (or NewCo) for the Asia territory, exclusive of India, for all indications. Subject to the entry into a definitive agreement, Yenson will pay us an up-front payment, certain event-based financial milestones, an annual exclusive licensing fee, and an annual net sales royalty in countries with issued patents. In exchange for the up-front payment, we will provide Yenson an equal amount worth of our common stock. Yenson will be responsible for conducting clinical trials and pursuing commercialization of ADXS-HPV in Asia and, in exchange, we will pay Yenson net sales annual royalty on ADXS-HPV in the United States of less than 1%. Yenson, accompanied withTaiwan Biotech Co., Ltd. and several Taiwanese venture capital funds plan to form a new company (NewCo) and transfer all rights to the NewCo to execute the obligations and commitments described in the memorandum of understanding.

On August 28, 2013, pursuant a Securities Purchase Agreement, Yenson Company Ltd purchased $100,000 of our common stock at a purchase price of approximately $2.21, resulting in 45,353 shares of our common stock being issued. In addition, Yenson received 50% warrant coverage, resulting in the issuance of a warrant to purchase 22,161 shares of our common stock, at an exercise price of $2.76 per warrant. The warrant expires 3 years from the date of the agreement.

Off-Balance Sheet Arrangements

As of July 31, 2013, we had no off-balance sheet arrangements.

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

New Accounting Pronouncements

For a full description of recent accounting pronouncements, including the anticipated dates of adoption and the estimated effects on our consolidated financial position and results of operations, see Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

Not applicable.

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

On May 1, 2013, in a private placement pursuant to a note purchase agreement, we issued Asher Enterprises, Inc., or Asher, a convertible promissory note in the aggregate principal amount of $203,500, for a purchase price of $200,000.

On May 1, 2013, we issued and sold an aggregate 1,289 shares of our common stock to certain employees, including Mark J. Rosenblum and Robert G. Petit, Ph.D, two of our executive officers, pursuant to its Employee Stock Purchase Plan for an aggregate purchase price of $6,779 in cash.

On May 1, May 23rd and June 17, 2013, we issued 3,600, 1,969 and 3,200 shares of our common stock, respectively, as payment for consulting services rendered.

On May 22, 23, 28 and 29, 2013,we issued 6,410, an aggregate 13,244, 7,092 and an aggregate 17,412 shares of our common stock, respectively, to Asher, upon conversion of $25,000, an aggregate $50,000, $25,000 and an aggregate $59,640, respectively, of principal amount of a convertible promissory note with an aggregate principal face amount of $153,500 that we issued to Asher on November 12, 2012.

On June 11, 2013, we issued Hanover 26,667 shares of our common stock upon conversion of the principal amount of a convertible promissory ntoe with an aggregate principal face amount of $100,000 that we issued to Hanover on December 6, 2012.

On June 12, 2013,we issued an aggregate 54,475 shares of our common stock to our non-employee Directors, which shares had been earned under our Director compensation program but not previously issued.

On June 25, 2013, we issued an director 21,092 shares of our common stock upon conversion of a convertible promissory note with an aggregate principal face amount of $66,667.

On June 27, 2013, we borrowed an additional $100,000 under the April 2013 convertible promissory note issued to JMJ Financial.

On July 24, 2013, in a private placement pursuant to a note purchase agreement, we issued Asher a convertible promissory note in the aggregate principal amount of $103,500, for a purchase price of $100,000.

On July 25, 2013, we issued Tonaquint an aggregate 27,583 shares of our common stock upon partial conversion of the notes issued to Tonaquint in December 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

None

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

Advaxis’ Periodic Report on Form 10-Q for the period ended July 31, 2013, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Periodic Report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVAXIS, INC.
Registrant

Date: September 16, 2013	By:	/s/ Daniel J. O’Connor
Daniel J. O’Connor
Chief Executive Officer and Director

	By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum
Chief Financial Officer, Senior Vice President and Secretary

