Form 10-K
period 2013-10-31
Advaxis, Inc.
filed 2014-01-29
CIK 1100397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED - OCTOBER 31, 2013

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 ( d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 000-28489

ADVAXIS, INC.
(Name of Registrant in Its Charter)

Delaware
(State or Other Jurisdiction of	02-0563870
Incorporation or Organization)	(I.R.S. Employer Identification No.)

305 College Road East
Princeton, New Jersey	08540
(Address of Principal Executive Offices)	(Zip Code)

(609) 452-9813
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:	Common Stock - $.001 par value
NASDAQ Capital Market

Securities registered under Section 12(g) of the Exchange Act:	[None]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2013, the aggregate market value of the voting common equity held by non-affiliates was approximately $69,373,577 based on the closing bid price of the registrant’s common stock on the Over the Counter Bulletin Board. (For purposes of determining this amount, only directors, executive officers, and 10% or greater shareholders and their respective affiliates have been deemed affiliates). ☒

The registrant had 13,872,182 shares of Common Stock, par value $0.001 per share, issued and outstanding as of January 17, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2014 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended October 31, 2013 are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

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

Item 1. Business.

General

We are a clinical development stage biotechnology company focused on the discovery, development and commercialization of our proprietary Lm- LLO immunotherapies. These immunotherapies are based on a platform technology that utilizes live attenuated Listeria monocytogenes, which we refer to as Listeria or Lm , bioengineered to secrete antigen/adjuvant fusion proteins. We believe that these Lm -LLO strains are a significant advancement in immunotherapy as they integrate multiple functions into a single immunotherapy because they access and direct antigen presenting cells to stimulate anti-tumor T-cell immunity, stimulate and activate the immune system with the equivalent of multiple adjuvants and simultaneously reduce tumor protection in the tumor microenvironment to enable the T-cells to eliminate tumors. Other immunotherapies may employ individual elements of our comprehensive approach, but, to our knowledge, none combine all of these elements together in a single, easily administered, well-tolerated yet comprehensive immunotherapy.

The effectiveness of our approach has been validated by numerous publications in multiple models of human disease. In the clinic, ADXS-HPV, our lead Lm- LLO immunotherapy for the treatment of HPV-associated cancers, is well-tolerated and has been administered to both young patients with pre-malignant dysplasia, as well as patients with advanced disease. Clinical efficacy has been demonstrated by apparent prolonged survival, complete and partial tumor responses, and the prolonged stabilization of advanced cancer. The preliminary data from our completed Phase 2 clinical trial of ADXS-HPV in patients with recurrent cervical cancer demonstrate that ADXS-HPV is an active agent in this disease setting with a manageable safety profile. We achieved proof of concept with this Phase 2 study, and over the next two to five years, we plan to advance ADXS-HPV through registrational Phase 3 trials and regulatory approval(s) in the United States and relevant markets for the treatment of women with cervical cancer. We are currently evaluating this same Lm -LLO immunotherapy in Phase 1/2 clinical trials for two other HPV-associated cancers: head and neck cancer and anal cancer. In addition, we plan to advance ADXS-PSA, our second Lm -LLO immunotherapy, into a Phase 1 dose escalation trial to determine the maximum tolerated dose for the treatment of prostate cancer in the first half of 2014. A third Lm -LLO immunotherapy, ADXS-cHER2, is being evaluated for safety and efficacy in the treatment of companion dogs with HER2 over-expressing osteosarcoma. We plan to advance ADXS-cHER2 into a Phase 1 dose escalation trial to determine the maximum tolerated dose for the treatment of breast cancer.

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

History of the Company

We were originally incorporated in the State of Colorado on June 5, 1987 under the name Great Expectations, Inc. In 1999, we became a reporting company under the Exchange Act. We were a publicly-traded “shell” company without any business until November 12, 2004 when we acquired Advaxis, Inc., a Delaware corporation, through Share Exchange. As a result of such acquisition, Advaxis became our wholly-owned subsidiary and our sole operating company. On December 23, 2004, we amended and restated our articles of incorporation and changed our name to Advaxis, Inc. On June 6, 2006 our shareholders approved the reincorporation of the company from the state of Colorado to the state of Delaware by merging us into its wholly-owned subsidiary. Our date of inception, for financial statement purposes, is March 1, 2002. Our statements of income and cash flows disclose our accumulated losses and net cash increases (decreases), respectively since inception. Our principal executive offices are located at 305 College Road East, Princeton, NJ 08540 and our telephone number is (609) 452-9813.

We maintain a website at www.advaxis.com that contains descriptions of our technology, our drugs and the trial status of each drug. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

1

We currently trade on NASDAQ under the ticker symbol ADXS.

Recent Developments

Biocon Limited

On January 20, 2014 the Company and Biocon Limited, a company incorporated under the laws of India entered into a Distribution and Supply Agreement.

Pursuant to the Agreement, Advaxis granted Biocon an exclusive license (with a right to sublicense) to (i) use Advaxis’ data from clinical development activities, regulatory filings, technical, manufacturing and other information and know-how to enable Biocon to submit regulatory filings for ADXS-HPV in certain  territories ( “Territory”) and (ii) import, promote, market, distribute and sell pharmaceutical products containing ADXS-HPV.

Under the Agreement, Biocon has agreed to use its commercially reasonable efforts to obtain regulatory approvals for ADXS-HPV in India.  In the event Phase II or Phase III clinical trials are required, Advaxis shall conduct such trials at its cost, provided that if Advaxis is unable to commence such clinical trials, Biocon may conduct such clinical trials, subject to reimbursement of costs by Advaxis.  Biocon has agreed to commence commercial distribution of ADXS-HPV no later than 9 months following receipt of regulatory approvals in a country in the Territory.  Biocon will be responsible for the costs of obtaining and maintaining regulatory approvals in the Territory.

Advaxis will have the exclusive right to supply ADXS-HPV to Biocon and Biocon will be required to purchase its requirements of ADXS-HPV exclusively from Advaxis at the specified contract price, as such price may be adjusted from time to time. In addition, Advaxis will be entitled to a six-figure milestone payment if net sales of ADXS-HPV for the contract year following the initiation of clinical trials in India exceed certain specified thresholds.

Biocon will also have a right of first refusal relating to the licensing of any new products in the Territory that Advaxis may develop during the term of the Agreement.

The term of the Agreement will be the later of twenty years or the last to expire patent or patent application. In addition, the Agreement may be terminated by either party upon thirty days’ written notice (i) in the event of a material breach by the other party of its obligations under the Agreement, (ii) if the other party becomes bankrupt or insolvent or (iii) if the other party undergoes a change in control ( see also  Item 1- Collaborations, Partnerships and Agreements).

Public Offering

On October 22, 2013, the Company closed its public offering of 6,612,500 shares of common stock, and warrants to purchase up to an aggregate of 3,306,250 shares of its common stock, including 862,500 shares and warrants to purchase 431,250 shares that were offered and sold by the Company pursuant to the full exercise of the underwriters’ over-allotment option, at a price to the public of $4.00 per share and $0.001 per warrant. The warrants have a per share exercise price of $5.00, 125% of the public offering price of the common stock, are exercisable immediately, and expire five years from the date of issuance Aegis, as the representative, received warrants to purchase 198,375 shares of the Company’s common stock (equal to 3% of total shares offered), which warrants are exercisable at $5.00 per share and shall expire five years from the date of issuance. Total gross proceeds from the offering were approximately $26,500,000, before deducting underwriting discounts and commissions and other offering expenses payable by the Company.

Licensing Agreement

On December 9, 2013, the Company entered into an exclusive licensing agreement for the development and commercialization of ADXS-HPV with Global BioPharma, Inc. (GBP), a Taiwanese based biotech company funded by a group of investors led by Taiwan Biotech Co., Ltd (TBC). TBC is one of the top five pharmaceutical companies in Taiwan and formed GBP solely to focus on the development and commercialization of ADXS-HPV for the treatment of human papillomavirus (HPV)-associated diseases. The GBP territory covers over 4 billion people with over 200,000 annual diagnoses of cervical cancer, accounting for roughly 40% of the world’s cases, according to WHO statistics.

GBP plans to conduct registration trials with ADXS-HPV for the treatment of advanced cervical cancer and will explore the use of Advaxis’ lead product candidate in several other indications including lung, head and neck, and anal cancer.

GBP will pay Advaxis event-based financial milestones, an annual development fee, and annual net sales royalty payments in the high single to double digits. In addition, as an upfront payment, GBP made an investment in Advaxis by purchasing from the Company shares of its common stock at market price. GBP also has an option to purchase additional shares of Advaxis stock from the Company at a 150% premium to the stock price on the effective date of the agreement.

GBP will be responsible for all clinical development and commercialization costs in the GBP territory. In collaboration with Advaxis, GBP will also identify and pay the clinical trial costs for up to 150 patients with cervical cancer for enrollment in Advaxis’ U.S. and GBP’s Asia registrational programs for cervical cancer. GBP is committed to establishing manufacturing capabilities for its own territory and to serving as a secondary manufacturing source for Advaxis in the future. Under the terms of the agreement, Advaxis will exclusively license the rights to ADXS-HPV to GBP for the Asia, Africa, and former USSR territory, exclusive of India and certain other countries, for all HPV-associated indications. Advaxis will retain exclusive rights to ADXS-HPV for the rest of the world.

2

Appointment of Greg Mayes as Executive Vice President and Chief Operating Officer

On October 28, 2013, Advaxis, Inc. (the “Company”), announced the appointment of Gregory T. Mayes, age 45, as Executive Vice President and Chief Operating Officer (“COO”) of the Company.

Mr. Mayes is the former Executive Vice President, Human Resources for Dendreon Corporation, the leading pioneer in the field of immuno-oncology research and development, where he was a member of the Executive Committee. Prior to Dendreon, Mr. Mayes was the President of Unigene Laboratories Inc. (2010 to 2012) where he primarily led out-licensing efforts for the company's novel oral peptide drug delivery platform. Prior to Unigene, Mr. Mayes served as the Vice President, General Counsel and Chief Compliance Officer at ImClone Systems Corporation, a wholly owned subsidiary of Eli Lilly (2004 to 2010). While serving at ImClone in positions of increasing responsibility, Mr. Mayes supported the clinical development and commercialization of ERBITUX (cetuximab), led the development and oversight of the company’s first corporate compliance program and contributed significantly to activities related to Eli Lilly’s $6.5 billion acquisition of ImClone in 2008. Mr. Mayes also served as Senior Counsel at AstraZeneca Pharmaceuticals LP, where he provided a wide range of legal services in connection with the development and commercialization of five approved products in the company’s oncology portfolio (2001 to 2004). Earlier Mr. Mayes worked in private practice at Morgan Lewis LLP, a national law firm. He earned his B.S. degree from Syracuse University cum laude, where he was recognized as a Remembrance Scholar, and he earned his J.D. degree from the Temple University School of Law where he was the Articles Editor on the Temple Law Review.

Following the approval of a majority of the independent members of the Board of Directors of the Company, the Company entered into an employment agreement with Mr. Mayes on October 25, 2013, which took effect as of such date. The employment agreement provides for an initial term of one year, after which it will be automatically renewed for one year periods unless otherwise terminated by the Company. Mr. Mayes is entitled to an annual base salary of $265,000 per year (plus annual cost-of-living adjustments), which salary will be reviewed on an annual basis. Beginning in fiscal 2014, Mr. Mayes is also eligible to receive an annual bonus of 10-50% of his base salary, which amount, if any, will be determined by the Compensation Committee based on achievement of certain goals to be established by such committee and Mr. Mayes at the beginning of each fiscal year, in consultation with the Company’s Chief Executive Officer. In addition, upon execution and delivery of the employment agreement, Mr. Mayes received an inducement grant of 150,000 restricted shares of the Company's common stock, 37,500 shares (25%) of which are fully vested and not subject to forfeiture as of the grant date, with the remaining shares vesting 37,500 annually beginning with the first anniversary of the grant date such that the entire award is fully vested and not subject to forfeiture as of October 25, 2016. Vesting will be accelerated in the event of Mr. Mayes’s death or disability, or in the event of a “Change of Control” as defined in the restricted stock award agreement. The restricted stock award agreement also includes other terms and conditions and restrictions regarding the award. Mr. Mayes is eligible to participate in the Company’s benefit plans, is entitled to four weeks of vacation and sick leave, as well as reimbursement of reasonable expenses incurred in fulfilling his duties under the agreement.

Employment Agreement Amendments

On December 19, 2013, the Company and each of its Executives, voluntarily entered into an amendment to their respective employment agreements.

Under the terms of each Amendment, all of the Executives voluntarily agreed to utilize a percentage of their base salary for stock compensation.  Common stock of the Company will be acquired by each Executive based on the fair market value of the Common Stock on the date of acquisition. The allocation between the cash and equity components of each Executive’s base salary is as follows:

Executive	% of base salary in cash	% of base salary in Common Stock
Daniel J. O’Connor	75.0	25.0
Gregory T. Mayes, III	92.5	7.5
Mark J. Rosenblum	92.5	7.5
Robert G. Petit	91.5	8.5
Chris L. French	95.0	5.0

The stock compensation will be acquired by the Executives on the last business day of each fiscal quarter of the Company in accordance with the terms and provisions of the Company's 2011 Omnibus Incentive Plan..

The Amendments also clarify several other matters related to severance, purchases of Company stock, and base salary changes as more fully described in Form 8K filed on December 19, 2013.

Regulatory Affairs

In August 2013, the FDA granted our orphan drug designation request for ADXS-HPV for HPV-associated anal cancer.  In January 2014, a teleconference meeting was conducted with the FDA to discuss the orphan drug designation request and subsequent denial for ADXS-HPV for the treatment of invasive cervical cancer.  We intend to submit a new application based on the discussions.

On October 7, 2013, we submitted a request for breakthrough therapy designation (BTD) to the IND for ADXS-HPV in the treatment of invasive cervical cancer. The FDA denied the request in December 2013, but stated that a new request may be submitted if we obtain new clinical evidence that supports BTD.

Clinical Research

In October 2013, we completed Lm-LLO-E7-15.  This randomized Phase 2 study evaluated the safety and efficacy of ADXS-HPV (1 cycle of three doses at 1x109 cfu) with and without cisplatin (40 mg/m2, weekly x5) in 110 patients in India with recurrent cervical cancer in two treatment arms of 55 patients each. The primary endpoint of the study is overall survival.

On November 9, 2013, we announced final 18-month survival data from Lm-LLO-E7-15 at the 2013 Society for Immunotherapy of Cancer (SITC) Annual Meeting in National Harbor, MD.  The final 18-month survival data was 28% (31/110) and the final 12-month survival was 36% (39/110).  ADXS-HPV was well-tolerated in patients with recurrent cervical cancer.  42% (46/110) of patients reported predominately Grade 1 and 2 mild/moderate transient adverse events associated with infusion; 2 SAEs (1 Grade 3 and 1 Grade 4) were reported in 110 patients.  Tumor responses were equivalent in both treatment groups with an 11% objective response rate (including 6 complete responses, 6 partial responses and 35 patients with stable disease) for a disease control rate of 41% (47/110) for greater than 3 months.  The average duration of response was ~10.5 months with once cycle (3 doses) of treatment.

In January 2014, we announced that the first patient was dosed in the Phase 1/2 “window of opportunity” study being conducted by the Icahn School of Medicine at Mount Sinai.  Patients diagnosed with HPV-associated head and neck cancer will receive ADXS-HPV immunotherapy during the “window” of time between initial diagnosis and minimally invasive transoral robotic surgery (TORS) to remove their tumors.  This investigator-initiated clinical study is designed to enroll 25 patients with HPV-positive stage II-IV squamous cell carcinoma of the oropharynx who are scheduled to undergo TORS.  TORS is an FDA-approved technology developed at Mount Sinai for patients with head and neck cancer and is considered to be the standard of care therapy in appropriate patients.  Fifteen patients will receive ADXS-HPV treatment followed by TORS and ten patients will serve as the control group and receive only TORS. The primary objective of this study is to assess the safety, efficacy and immunogenicity of ADXS-HPV in this patient population prior to undergoing surgery.

Conversion of Debt

During the twelve months ended October 31, 2013, the Company converted approximately $5 million in outstanding principal of convertible promissory notes into approximately 2.2 million shares of our common stock. As of October 31, 2013, the Company only had approximately $220,000 in outstanding principal (including the Moore Notes).

New Jersey Economic Development Authority

On December 20, 2013 the Company received notice from the New Jersey Economic Development Authority that it had been preliminarily approved to transfer and sell its available Net Operating Losses (“NOL”) and R&D tax credits for the years ended October 31, 2009, 2010 and 2011. On January 17, 2014 the Company received $625,563 from the transfer and sale of these NOL’s and R&D tax credits.

Preclinical Research

In September 2013, we announced the e-publication of a paper titled “Anti-PD-1 antibody significantly increases therapeutic efficacy of Listeria monocytogenes (Lm)-LLO immunotherapy” by Mkrtichyan et. al., in the Journal of Immunotherapy of Cancer.  The research was conducted by Dr. Samir N. Khleif and his research team at the Georgia Regents University Cancer Center and demonstrated that treatment with an Lm-LLO immunotherapy, in combination with an anti-PD-1 antibody, significantly improved immune and therapeutic efficacy in preclinical mouse models. In addition, the study showed that a significant reduction of regulatory T cells (Treg) and myeloid-derived suppressor cells (MDSC) in both the spleen and the tumor microenvironment were mediated solely by the Lm-LLO immunotherapy. The addition of anti-PD-1 antibody to the Lm-LLO immunotherapy treatment resulted in a significant increase in antigen-specific immune responses in the periphery and in CD8 T cell infiltration into the tumor. As a result, this treatment combination led to significant inhibition of tumor growth and prolonged survival/complete regression of tumors in treated animals.  Separate studies were conducted to evaluate activity in human cells where Lm-LLO immunotherapy was found to significantly upregulate surface PD-L1 expression on human monocyte-derived dendritic cells isolated from healthy volunteers. This finding suggests that the combination of Lm-LLO immunotherapy with an anti-PD-1 antibody could have clinical application.

Icahn School of Medicine at Mount Sinai

On December 5, 2013, we entered into a clinical trial agreement with the Icahn School of Medicine to evaluate the safety, effectiveness and immunogenicity of ADXS-HPV in 25 patients with head and neck cancer. This clinical trial will be the first study to evaluate the effects of ADXS-HPV in patients when they are initially diagnosed with HPV-associated head and neck cancer, prior to receiving any standard of care (surgery, chemotherapy, radiation or a combination thereof) to remove and/or treat their tumors. This study will be an important first step towards understanding ADXS-HPV’s potential to treat this type of cancer before chemotherapy and/or radiation and its potential to reduce the need for these treatments.

3

Research and Development Program

Our Lm -LLO Immunotherapy Platform Technology

Our Lm -LLO immunotherapies are based on a platform technology under exclusive license from the Trustees of the University of Pennsylvania, or Penn, that utilizes live attenuated Lm bioengineered to secrete antigen/adjuvant fusion proteins. These Lm strains use a fragment of the protein listeriolysin, or LLO, fused to a tumor associated antigen, or TAA, or other antigen of interest and we refer to these as Lm -LLO immunotherapies. Regardless of which antigen(s) is fused to LLO, the proposed mechanism of action is basically the same. We believe these Lm -LLO immunotherapies redirect the potent immune response to Lm that is inherent in humans, to the TAA or other antigen of interest. Lm -LLO immunotherapies stimulate the immune system to induce antigen-specific anti-tumor immune responses involving both innate and adaptive arms of the immune system. In addition, our technology facilitates the immune response by altering the tumor microenvironment to reduce immunologic tolerance in the tumors but leaves normal tissues unchanged. This makes the tumor more susceptible to immune attack by inhibiting the T-cells, or Tregs, and myeloid-derived suppressor cells, or MDSC, that we believe promote immunologic tolerance of cancer cells in the tumor.

The field of immunotherapy is a relatively new area of cancer treatment development and holds tremendous promise to generate more effective and better tolerated treatments for cancer than the more traditional, high dose chemotherapy and radiation therapies that have been the mainstay of cancer treatment thus far. There are many approaches toward immunotherapy that have been recently approved or are in development:

•
Approach 1: Collect the patient’s antigen presenting cells and treat them in a laboratory, and then give them back to the patient so that they might stimulate the generation of T-cells that can attack the tumors. Lm -LLO immunotherapies access those cells directly, right inside the patient, and eliminate the need to collecting the cells and processing them in a laboratory.

4

•
Approach 2: Stimulate the activity of the immune system by adding adjuvants to increase the activity. However, individual adjuvants can activate the immune system in an imbalanced and sometimes counterproductive way that may increase the levels of cells that block cancer killing cells from doing their job. Lm -LLO immunotherapies by themselves act as multiple adjuvants and stimulate a comprehensive immune response. Lm -LLO immunotherapies stimulate the specific type of immunologic environment to generate the type of immunity that is required to kill the targeted cancerous cells.

•
Approach 3: Block one of the many mechanisms of immunologic tolerance. Tumors can sometimes escape the immune system by hiding behind immunologic tolerance usually reserved to protect normal tissues. However the non-tumor specific blocking of immune tolerance can give rise to serious and sometimes fatal auto-immune side effects. Lm -LLO immunotherapies have the unique ability to over-ride several mechanisms of immune tolerance that may be protecting tumors but do not change the immune tolerance of normal tissues, thereby avoiding auto-immune side effects.

Based on their mechanisms of action, all immunotherapy products on the market or in development, fall into the category of  one or more of the first 3 of the four essential elements of immunotherapy shown in the boxes in the graphic below:  Box 1 - Access to antigen presenting cells to direct and target the immune response; Box 2 – Ability to generate a strong T-cell response against tumor antigens; and Box 3 – Ability to get past immune check-points and negative regulators of cellular immunity.  The problem is that none of the current treatments meet all of these four elements and thereby have limitations.   Box 1 - Accessing the dendritic cell is only part of the solution; Box 2 - many vaccines are able to generate T-cell responses but without overcoming tolerance, T-cells cannot do their jobs; Box 3 – checkpoints are one of the many mechanisms of tolerance and if the product blocks them systemically, autoimmunity can result, thereby limiting application.   What makes Lm-LLO-E7 immunotherapies different is that our  one treatment meets the challenges of all four elements while avoiding the negative characteristics that limit the application of previous immunotherapies. In addition is the only treatment that addresses Box 4, which is the key differentiating factor from other immunotherapies. Our technology changes the tumor microenvironment and reduces the number and function of immune tolerance cells that are inside the tumor protecting it from anti-tumor immunity. We believe that we are the only technology that integrates all of these elements into a single, well-tolerated, low cost to manufacture, and easy to administer immunotherapy.
Mechanism of Action

Our platform technology is based on the use of live attenuated Lm bioengineered with multiple copies of a plasmid that encode a fusion protein sequence that includes a fragment of LLO joined to the tumor associated antigen, or TAA, of interest. Due to the attenuation of the Lm strains, these bacteria are nonpathogenic and are therefore no longer able to cause an infection. Lm stimulate a profound innate immune response and are phagocytized by antigen presenting cells, or APC. APC are phagocytic sentinel cells that circulate throughout the body taking up and breaking down foreign and dying cells.

The specific details of the intracellular life cycle of Lm are important for the understanding of our platform technology. The following diagram illustrates how the live attenuated bioengineered Lm in our Lm -LLO immunotherapies are phagocytized and processed by an APC:

5

Lm -LLO immunotherapies are bioengineered with multiple copies of a plasmid that encode a fusion protein sequence that includes a fragment of LLO joined to the TAA of interest. Some Lm escape from the phagolysosome via LLO, which forms pores in the membrane of the phagolysosome and allows the Lm to escape into the cytosol and secrete antigen-LLO fusion proteins. These fusion protein antigens are presented via the MHC class I pathway to generate activated CD8+ T cells, or killer T cells. The majority of Lm are broken down in the phagolysosome and the Lm fragments are processed via the MHC class II pathway generating antigen-specific CD4+ T cells, or helper T cells. We believe the activated T cells will then find and infiltrate tumors and destroy the tumor cells. Immunologic tolerance in the tumor microenvironment is mediated by Tregs and MDSC is reduced. Thus we believe Lm -LLO immunotherapies may simultaneously stimulate innate and adaptive tumor-specific immunity while simultaneously reducing immune tolerance to tumors. We believe our Lm -LLO immunotherapies integrate all four of what we consider to be the essential elements of a cancer immunotherapy into a comprehensive, single, well-tolerated, easy to manufacture and administer immunotherapy.

Our Development Pipeline

The following table summarizes the stage of development of our three most advanced clinical product candidates:

Proprietary Technology Platform Fuels Robust Clinical Pipeline

Product	Indication	Pre	Phase 1	Phase 2	Phase 3
ADXS-HPV	Cervical				
	Cervical				
	Head and Neck*+				
	Anal*++				
ADXS-PSA	Prostate				
ADXS-cHER2	Breast				

Animal-Health		POC	Animal	Phase 2	Phase 3
ADXS-cHER2	Canine Osteosarcoma	UPenn			

* Orphan Drug Designation Granted

+Icahn School of Medicine at Mount Sinai & Cancer Research UK
++BrUOG: Brown University Oncology Group
Projected 2014

2013 Advaxis, Inc. | NASDAQ:ADXS

2

Our first Lm -LLO based immunotherapy, ADXS-HPV, uses HPV-E7, an antigen that is present in Human Papilloma Virus (HPV). HPV-associated cancers account for approximately 6-8% of all cancers worldwide, including cervical cancer, head and neck cancers, anal cancer and others. ADXS-PSA is directed against prostate cancer. ADXS-cHER2 is directed against HER2, an antigen found in HER2 overexpressing cancers such as breast, gastric and other cancers, as well as canine osteosarcoma. By varying the antigen, we believe we will be able to create different immunotherapies that may be useful across multiple therapeutic areas and tumor types such as ADXS-PSA for the treatment of prostate cancer and ADXS-cHER2, for the treatment of HER2 over-expressing cancers such as breast, gastric and other human cancers as well as canine osteosarcoma.

Our most advanced product candidates in clinical development are ADXS-HPV, ADXS-PSA and ADXS-cHER2:

Immunotherapy	Indication	Stage of Clinical Development
ADXS-HPV	Cervical Cancer	Phase 1 We sponsored and completed in 2007 with 15 patients.

	Cervical Cancer	Phase 2 We sponsored this study which was initiated in November 2010 in India in 110 patients with recurrent cervical cancer. We completed the study in October 2013.

	Cervical Cancer	Phase 2 The GOG of the NCI is conducting a study in 67 patients with recurrent/refractory cervical cancer.

	Head & Neck Cancer	Phase 1 CRUK is funding a study of 27 patients with head and neck cancer at 3 U.K. sites.

	Head & Neck Cancer	Phase 1/2 The Icahn School of Medicine at Mount Sinai is conducting a study in 25 patients with head and neck cancer.

ADXS-HPV	Anal Cancer	Phase 1/2 The BrUOG is funding and conducting a study in 25 patients with anal cancer at Brown University, M.D. Anderson Cancer Center, Montefiore Medical Center and Boston Medical Center.

ADXS-PSA	Prostate Cancer	Phase 1 We plan to initiate a Phase 1 study in the first half of 2014.

ADXS-cHER2	Canine Osteosarcoma	Phase 1 We are sponsoring a study of 15 dogs with osteosarcoma. We plan to initiate a Phase 1 study in the second half of 2014.

Overview of Product Candidates

ADXS-HPV Franchise

Published studies have shown that of the more than 100 strains of HPV, 15 are known to be sexually transmitted “high-risk” oncogenic types of HPV that are responsible for 5% of all cancers worldwide and 10% of cancers in women. HPV infection can cause cells to become cancerous through the expression of the E6 and E7 genes. According to data extrapolated from the incidence rates reported in the WHO Human Papillomavirus and Related Cancers in the World Summary Report 2010, the worldwide annual incidence of HPV-associated cancers is approximately 527,000 cervical cancer; 99,000 anal cancer, 86,000 penile cancer, 80,000 head and neck cancer, 27,000 vulvar cancer and 13,000 vaginal cancer. Current preventative vaccines cannot protect the 20 million women who are already infected with HPV; and of the high risk oncogenic strains, only HPV 16 and 18 are present in these vaccines. According to a study published by Trimble, et. al. in Lancet Oncology, 80% of sexually active Americans will have contracted at least one strain of HPV by age 50. Challenges with acceptance, accessibility and compliance have resulted in only a third of young women being vaccinated in the United States and even less in other countries around the world. HPV is associated with 99% of cervical cancer, which in late stage is a highly aggressive malignancy with poor prognosis, no standard of care, and for which traditional cancer therapy is ineffective. HPV-associated head and neck cancer is growing at an epidemic rate in western countries; and occurs more frequently (3:1) in men than women due to changes in sexual practices. HPV is associated with over 25% of head and neck cancers in the United States, the number of HPV-positive head and neck cancer cases has already equaled the number of cases of cervical cancer and continues to increase in frequency and current therapies lead to poor quality of life. HPV is associated with over 80% of anal cancers and is also increasing in frequency. Current therapies are toxic and have long-term side effects with no approved therapy for recurrent disease.

In addition, ADXS-HPV is an Lm -LLO immunotherapy directed against HPV. ADXS-HPV is designed to target cells expressing the HPV gene E7. Expression of the E7 gene from high-risk HPV strains is responsible for the transformation of infected cells into dysplastic and malignant tissues and in the laboratory, was more effective than ADXS vectors targeting HPV E6. Eliminating these cells can eliminate the dysplasia or malignancy. ADXS-HPV is designed to direct antigen-presenting cells to generate powerful innate and cellular immune responses to HPV transformed cells resulting in the infiltration of cytotoxic T cells and attack on tumors. At the same time, we believe ADXS-HPV treatment may cause a reduction in the number and function of immunosuppressive regulatory Tregs and MDSC in the tumors that are protecting tumors from immune attack. ADXS-HPV is being evaluated in four ongoing clinical trials for HPV-associated diseases:  locally advanced cervical cancer (with the GOG, largely underwritten by the NCI, U.S.); head and neck cancer (underwritten by the CRUK, U.K.); head and neck cancer (ISMMS, U.S) and anal cancer (BrUOG, U.S.). Our next goal is to conduct Phase 1/2 trials to optimize the dose and schedule of ADXS-HPV, which we believe may further increase efficacy with respect to both clinical response and survival. Additional studies will investigate how best to combine ADXS-HPV with existing cytotoxic treatments. We plan to advance ADXS-HPV through registrational Phase 3 trials and regulatory approval in the United States and relevant markets for the treatment of cervical cancer. We also plan to evaluate ADXS-HPV in Phase 1/2 clinical trials for the treatment of patients with HPV-positive head and neck cancer and HPV-positive anal cancer. Future plans for the ADXS-HPV franchise are contingent upon a number of variables including available resources, types and number of studies, study initiation, patient enrollment, clinical and safety data generated, regulatory interactions and changing competitive landscape.

ADXS-PSA

ADXS-PSA is an Lm -LLO immunotherapy directed against prostate-specific antigen, or PSA. ADXS-PSA is designed to target cells expressing PSA. ADXS-PSA secretes the PSA antigen, fused to LLO, directly inside the APC that are capable of driving a cellular immune response to PSA expressing cells. In preclinical analysis, the localized effect is the inhibition of the Treg and MDSC cells that we believe may promote immunologic tolerance of the PSA cancer cells of the tumor. We have conducted a pre-IND, meeting with the FDA to discuss the chemistry, manufacturing and controls, pharmacology, toxicity and clinical plans for ADXS-PSA. We will finalize the toxicology reports and GMP documentation required for the IND we plan to submit to the FDA, and advance ADXS-PSA into a Phase 1 dose escalation trial to determine the maximum dose for the treatment of prostate cancer in the first half of 2014. Future plans for the ADXS-PSA clinical program are contingent upon a number of variables including available resources, types and number of studies, study initiation, patient enrollment, clinical and safety data generated, regulatory interactions and changing competitive landscape.

ADXS-cHER2

ADXS-cHER2 is an Lm -LLO immunotherapy for HER2 overexpressing cancers (such as breast, gastric and other cancers in humans and for osteosarcoma in canines). ADXS-cHER2 secretes the cHER2 antigen, fused to LLO, directly inside antigen presenting cells that we believe are capable of driving a cellular immune response to cHER2 overexpressing cells. In preclinical analysis, the localized effect is the inhibition of the Treg and MDSC cells, an effect that we believe will promote immunologic tolerance of the HER2 overexpressing cancer cells of the tumor. We currently are conducting a Phase 1 study in companion dogs evaluating the safety and efficacy of ADXS-cHER2 in the treatment of canine osteosarcoma. Preliminary data has shown encouraging survival in 9 dogs treated with ADXS-cHER2, as compared to 11 untreated dogs, appearing to validate the activity of the platform. We plan to meet with the U.S. Department of Agriculture, or USDA, to discuss the requirements to proceed forward our first immunotherapy in the veterinary market. Future plans for the ADXS-cHER2 program are contingent upon a number of variables including available resources, types and number of studies, study initiation, patient enrollment, clinical and safety data generated, regulatory interactions and changing competitive landscape.

The preliminary data from the canine osteosarcoma study provides the rational to advance ADXS-cHER2 into a Phase 1 study in the second half of 2014 to determine the maximum tolerated dose in breast cancer.

Recent Clinical Research Developments

We have completed dosing in Lm -LLO-E7-15, a Phase 2 randomized trial designed to assess the safety and efficacy of ADXS-HPV (1x10 9 cfu) with and without cisplatin (40 mg/m2, weekly x5). 110 patients were randomized to one of two treatment arms with 55 patients per treatment. The primary endpoint of the study is overall survival.

As reported at the SITC Annual Meeting in November 2013, the trial was completed in October 2013 with 110 patients receiving 264 doses of ADXS11-001. The final 18-month survival was 28% (31/110) and the final 12 month survival was 36% (39/110). The National Comprehensive Cancer Network Guidelines and/or GOG published studies cite historical 12 month survival data of 0 – 22% with single agent therapy in recurrent cervical cancer. This study shows 12 month survival of 36% (39/110) and is consistent with an active agent in recurrent cervical cancer:

Landmark Survival

ADVAXIS

Patients	Overall (N=110)	ADXS-HPV ALONE (N=56)	ADXS-HPV + CISPLATIN (N=54)
9-Month Survival	46% (51/110)	43% (24/56)	50% (27/54)
12-Month Survival	36% (39/110)	32% (18/56)	39% (21/54)
18-Month Survival	28% (31/110)	25% (14/56)	31% (17/54)

Overall survival observed with ADXS-HPV is consistent with an active agent in recurrent cervical cancer

2013 Advaxis, Inc. | NASDAQ:ADXS

3

•	Published Phase 2 single agent trials report 12 months survival of 0 – 22%*

*	NCCN Guidelines:

Plaxe SC, et. al., 2002, Cancer Chemother Pharmacol; 50: 151-4.
Garcia AA, et. al., 2007, Am J Clin Oncol; 30: 428-431.

Survival results were not significantly different between treatment groups. Survival outcomes and tumor responses were not affected by ECOG performance status (0 – 2); type of prior therapy (radiation alone, chemotherapy alone, or a combination of both); or aggressiveness of disease (defined as recurrence ≤2 years from initial diagnosis) versus non-aggressive disease (defined as recurrence >2 years from initial diagnosis).

The most important prognostic factors for overall survival and response rate in cervical cancer have been identified in published reports as: ECOG performance status, number of prior therapies, interval from initial therapy to time of recurrence, and local recurrence compared to distant metastases.

Prognostic Factors for Overall Survival in Cervical Cancer

•	Most important prognostic factors for overall survival and response rate are:

–	ECOG performance status,

–	Number of prior therapies,

–	Interval from initial therapy to time of recurrence, and

–	Local recurrence vs. distant metastases*

*	Monk 2009, JCO

Tumor responses have been observed in 11% of the patients in the study with six complete responses, or CR: four in the ADXS alone treatment arm; two in the ADXS+ cisplatin treatment arm; and six partial responses, or PR; three in the ADXS alone treatment arm; three in the ADXS+ cisplatin treatment arm.  35 patients had durable stable disease for at least 3 months as indicated by the orange dashed lines in the waterfall plot below for a disease control rate of 43% (47/110).  Activity against different high risk HPV strains beyond HPV 16 and HPV 18 have been observed, including HPV 16, 18, 31, 33 and 45.

ADXS-HPV Phase 2 Best Response Data

6 Complete Responses	6 Partial Responses	35 Stable Disease

ADXS
ADXS/CIS
N=66

Tumor reduction observed in patients infected with different high-risk HPV strains including HPV 16, 18, 31, 33 and 45, as expected.

2013 Advaxis, Inc. | NASDAQ:ADXS

4

ADXS-HPV has been shown to eliminate major tumors as observed in Patient 110-002 below:

Patient 110-002: Major Tumors Eliminated

Patient 110-002 enrolled with 284mm (sum of linear measures) of disease at 10 sites, including liver, lung, and peri-aortic nodes. The patient was previously treated with surgery and radiation (EBRTx25), and recurred within 1 year with metastatic disease. She was randomized to receive ADXS/Cis. At 3 months, she had 84mm of tumor at 5 sites, at 6 months 56mm at 3 sites, at 9 months 34mm at 2 sites, and at 12 months 20mm in a single peri-aortic node not amenable to biopsy.

ADXS-HPV continues to demonstrate a well-tolerated and manageable safety profile with 41% (45/110) of patients reporting predominately cytokine-release syndrome (CRS) Grade 1 or 2 transient, non-cumulative side effects related/possibly related to ADXS-HPV. Side effects either responded to symptomatic treatment or self-resolved. Less than 2% of patients reported serious adverse events associated with ADXS-HPV (1 Grade 3 CRS with dyspnea and 1 Grade 4 CRS with fever). Serious adverse events may result in death, are life-threatening, cause significant disability or require inpatient hospitalization.

In April 2013, we announced that we had discontinued our Phase 2 dose escalation study that was being conducted in the United States in 120 patients with cervical intraepithelial neoplasia (CIN) 2/3. The goal of this study was to provide a non-surgical treatment that could replace the current surgical treatment (LEEP) for CIN 2/3. This study commenced in March 2010 to assess the safety and efficacy of ADXS-HPV in women with this pre-cancerous condition. Given that we had no prior experience with ADXS-HPV in otherwise healthy subjects, our strategy was to start with a much lower dose than that used in patients with late-stage cervical cancer.

As part of our review of all ongoing clinical and preclinical research projects and evaluating the fit with our revised, and more focused corporate strategy, we have decided to discontinue our support of any clinical trial that evaluates ADXS-HPV in a setting where patients do not have an active malignancy, and have a high likelihood of being “cured” by their primary definitive treatment before receiving ADXS-HPV.  The REALISTIC clinical trial falls into this category and we have therefore notified the principal investigator in December 2013 that we have withdrawn our support of the REALISTIC trial.

Our research and development costs decreased from approximately $6.6 million for the year ending October 31, 2012 to approximately $5.6 million for the year ending October 31, 2013 (please also see Item7- Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Business Strategy

Our strategy is to maintain and fortify a leadership position in the discovery, acquisition and development of Lm -LLO immunotherapies that target for cancer and infectious disease. The fundamental goals of our business strategy include the following:

•
Be the first immunotherapy company to commercialize a therapeutic HPV-associated oncology drug. Because we believe ADXS-HPV is the most clinically advanced cervical cancer immunotherapy, we aim to fortify our leadership position and be the first to commercialize our Lm -LLO immunotherapy for this unmet medical need.

•
Develop and commercialize ADXS-HPV in multiple HPV-associated cancers.   We plan to advance ADXS-HPV through registrational Phase 3 trials and regulatory approval in the United States and relevant markets for the treatment of cervical cancer. If successful, we plan to submit a Biologics License Application, or BLA, to the FDA as the basis for marketing approval in the United States of ADXS-HPV for the treatment of cervical cancer. HPV, the target for ADXS-HPV, is expressed on a wide variety of cancers including cervical, head and neck, anal, vulva, vaginal, and penile. Accordingly, we believe that ADXS-HPV should be active in these HPV-associated cancers and these indications could represent significant market opportunities for ADXS-HPV.

•
Obtain Orphan Drug Designation with the FDA and the EMEA for ADXS-HPV for use in the treatment of invasive cervical cancer, head and neck cancer and anal cancer.   In June 2013, we filed three applications for Orphan Drug Designation with the FDA for ADXS-HPV for the treatment of anal cancer (granted August 2013), head and neck cancer (granted November 2013), invasive cervical cancer (denied in October 2013 as the target population estimate exceeded the statutory maximum allowed.  In January 2014, a telecon meeting was conducted with the FDA to discuss the orphan drug designation request and subsequent denial for ADXS-HPV for invasive cervical cancer.  We intend to submit a new application based on the discussions.with the FDA); Orphan status is granted by the FDA to promote the development of products that demonstrate promise for the treatment of rare diseases affecting fewer than 200,000 individuals in the United States annually, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan drug designation would entitle our company to a seven-year period of marketing exclusivity in the United States to the extent our request is approved by the FDA, and would enable us to apply for research funding, tax credits for certain research expenses, and a waiver from the FDA’s application user fee. Orphan drug status in the European Union has similar but not identical benefits in that jurisdiction.

•
Obtain Breakthrough Therapy Designation for ADXS-HPV for the treatment of invasive cervical cancer.   On October 7, 2013, we submitted a request for breakthrough therapy designation (BTD) to the IND for ADXS-HPV in the treatment of invasive cervical cancer. The FDA denied the request in December 2013, but stated that a new request may be submitted if we obtain new clinical evidence that supports BTD. A drug that is designated as a breakthrough therapy drug is: intended alone or in combination with one or more other drugs to treat a serious or life threatening disease or condition; and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If our drug is designated as breakthrough therapy, it will receive all the benefits of fast track designation (opportunities for frequent interactions with the FDA review team, opportunity for a 6-month priority review if supported by clinical data at the time of the BLA submission), potential for a review of portions of the marketing application prior to submitting a complete BLA), intensive guidance on an efficient drug development program, organizational commitment involving senior managers at the FDA in a proactive, collaborative, cross-disciplinary review, will expedite the development and review of such drug.

•
Develop ADXS-PSA in prostate cancer.   We plan to advance ADXS-PSA into a Phase 1 dose escalation trial in the first half of 2014 to determine the maximum tolerated dose for the treatment of patients with prostate cancer.

Develop ADXS-cHER2 in breast cancer.   We plan to advance ADXS-cHER2 into a Phase 1 dose escalation trial in the second half of 2014 to determine the maximum tolerated dose for the treatment of patients with breast cancer.

•	Develop scale-up and commercial manufacturing processes. We plan to develop scale-up and commercial manufacturing processes, including the development of a lyophilized dosage form.

•
Expand the market for Advaxis Lm-LLO immunotherapies to the treatment of companion animals. We intend to enter into partnerships with animal health companies to develop and commercialize Advaxis Lm-LLO immunotherapies for companion animals.

•
Leverage our proprietary discovery platform to identify new therapeutic immunotherapies. We intend to utilize our proprietary discovery platform to identify new antigen-associated product candidates. We may conduct some of these efforts internally and/or leverage our platform to forge strategic collaborations. We have utilized our proprietary discovery platform to identify a number of preclinical product candidates and may initiate studies to support IND submissions either alone or in collaboration with strategic partners. Specifically, we intend to conduct research relating to the development of the next generations of our Lm -LLO immunotherapies using new antigens of interest; improving the Lm -LLO based platform technology by developing new strains of Listeria that may be more suitable as live vaccine vectors; developing bivalent Lm -LLO immunotherapies; further evaluating synergy of Lm -LLO immunotherapies with cytotoxic therapies and continuing to develop the use of LLO as a component of a fusion protein based immunotherapy. We currently have over 15 distinct immunotherapies in various stages of development, developed directly by us and through strategic collaborations with recognized centers of excellence. These include but are not limited to the following Advaxis immunotherapy and corresponding tumor antigen: ADXS11-001/HPV16-E7, ADXS31-142/Prostate Specific Antigen, ADXS31-164/HER2/neu Chimera, Lm -LLO-HMW-MAA/HMW-MAA, C-terminus fragment, Lm -LLO-ISG15/ISG15, Lm -LLO CD105/Endoglin, Lm -LLO-flk/VEGF and Bivalent Therapy, HER-2-Chimera/HMW-MAA-C. We will continue to conduct preclinical research to develop additional Lm -LLO constructs to expand our platform technology and may develop additional distinct immunotherapies in the future. Our growth strategy is to expand from the ADXS-HPV franchise into larger cancer indications such as prostate and breast cancer to further validate the robustness and versatility of the platform technology and to develop immunotherapies that we believe to be of interest to big pharmaceutical partners. We also intend to further expand the research and development programs to provide multiple biomarker-specific products with applications across multiple tumor types that express those biomarkers. Additionally, we plan to partner with or acquire a target discovery company, develop multiple constructs targeting numerous biomarker targets to deliver the promise of biomarker driven multi-targeted immunotherapies. The overall goal with each patient is to: biopsy the patient’s tumor; identify which biomarkers are expressed; treat the patient with our immunotherapies that hit multiple targets simultaneously, adding in the ability to adjust an individual’s immunotherapy over time based on changes in the tumor. We believe that if successful, this has the potential to revolutionize the treatment of cancer.

12

•
Enter into commercialization collaborations for ADXS-HPV.   If ADXS-HPV is approved by the FDA and other regulatory authorities for first use, we plan to either enter into commercial partnerships, joint ventures, or other arrangements with competitive or complementary companies, including pharmaceutical companies or commercialize these products ourselves in North America and Europe through direct sales and distribution.

•
Develop commercialization capabilities in India, China, South America, North America and Europe.   We believe that the infrastructure required to commercialize our oncology products is relatively limited, which may make it cost-effective for us to internally develop a marketing effort and sales force. If ADXS-HPV is approved by the FDA and other regulatory authorities for first use and we do not enter into commercial partnerships, joint ventures, or other arrangements with competitive or complementary companies, including pharmaceutical companies, we plan to commercialize these products ourselves in North America and Europe through direct sales and distribution. However, we will remain opportunistic in seeking strategic partnerships in these and other markets when advantageous.

•
Continue to both leverage and strengthen our intellectual property portfolio.   We believe we have a strong intellectual property position relating to the development and commercialization of Lm -LLO immunotherapies. We plan to continue to leverage this portfolio to create value. In addition to strengthening our existing intellectual property position, we intend to file new patent applications, in-license new intellectual property and take other steps to strengthen, leverage, and expand our intellectual property position.

Short-Term Strategic Goals and Objectives

During the next 12 months, our strategic goals and objectives include the following:

•	Report final results from the completed Phase 2 clinical trial conducted in India with ADXS-HPV in the treatment of recurrent cervical cancer;

•	Initiate Phase 1/2 high-dose clinical trial in patients with recurrent cervical cancer;

•	Conduct an end of Phase 2 meeting with the FDA and submit a Special Protocol Assessment for ADXS-HPV;

•	Initiate global Phase 3 study in recurrent cervical cancer with ADXS-HPV;

•	Initiate Phase 1 study with ADXS-PSA in prostate cancer;

•	Initiate Phase 1 study with ADXS-cHER2 in breast cancer;

•	Initiate Phase 1 study with ADXS-HPV in HPV-associated lung cancer through our partner GBP in Asia;

•	Continue to support the Phase 2 clinical trial of ADXS-HPV in the treatment of advanced cervical cancer with the GOG, largely underwritten by the NCI;

•	Continue our collaboration with the BrUOG to support the Phase 1/2 clinical trial of ADXS-HPV in the treatment of anal cancer, entirely underwritten by the BrUOG;

•	Continue our collaboration with the Icahn School of Medicine at Mount Sinai (ISMMS) to support the Phase 1/2 study with ADXS-HPV in patients with head and neck cancer; seek to conduct Advisory Board with key opinion leaders;

•	Report data from Mount Sinai Phase 1 study;

•	Discuss development plan for ADXS-HPV in anal cancer with the FDA in light of Orphan Drug Designation;

•	Discuss development plan for ADXS-HPV in head and neck cancer with the FDA in light of Orphan Drug Designation;

•	Obtain Orphan Drug Designation for ADXS-HPV for the treatment of invasive cervical cancer;

•	Submit IND for ADXS-PSA for the treatment of prostate cancer;

•	Submit IND for ADXS-cHER2 for the treatment of breast cancer;

•	Secure a contract manufacturing organization with GMP scale-up and commercialization capabilities;

•	Continue our collaboration with the School of Veterinary Medicine at the University of Pennsylvania to support the Phase 1/2 clinical trial of ADXS-cHER2 in canine osteosarcoma;

•	Continue the preclinical development of additional Lm -LLO constructs as well as research to expand our platform technology;

•	Continue to develop and maintain strategic and development collaborations with academic laboratories, clinical investigators and potential commercial partners; and

•	Continue to actively pursue our global commercialization strategy by executing a second ex-US ADXS-HPV regional licensing deal with another market dominant biopharmaceutical company.

Collaborations, Partnerships and Agreements

Biocon Limited

On January 20, 2104 the Company and Biocon Limited, a company incorporated under the laws of India (“Biocon”) entered into a Distribution and Supply Agreement (“Agreement”) .

Pursuant to the Agreement, Advaxis granted Biocon an exclusive license (with a right to sublicense) to (i) use Advaxis’ data from clinical development activities, regulatory filings, technical, manufacturing and other information and know-how to enable Biocon to submit regulatory filings for ADXS-HPV in the following territories: India, Malaysia, Kenya, Bangladesh, Bhutan, Maldives, Myanmar, Nepal, Pakistan, Sri Lanka, Bahrain, Jordan, Kuwait, Oman, Saudi Arabia, Qatar, United Arab Emirates, Algeria, Armenia, Egypt, Eritrea, Iran, Iraq, Lebanon, Libya, Sudan, Syria, Tunisia and Yemen (collectively, the “Territory”) and (ii) import, promote, market, distribute and sell pharmaceutical products containing ADXS-HPV. ADXS-HPV is based on a novel platform technology using live, attenuated bacteria that are bio-engineered to secrete an antigen/adjuvant fusion protein(s) that is designed to redirect the powerful immune response all human beings have to the bacterium against their cancer.

Under the Agreement, Biocon has agreed to use its commercially reasonable efforts to obtain regulatory approvals for ADXS-HPV in India.  In the event Phase II or Phase III clinical trials are required, Advaxis shall conduct such trials at its cost, provided that if Advaxis is unable to commence such clinical trials, Biocon may conduct such clinical trials, subject to reimbursement of costs by Advaxis.  Biocon has agreed to commence commercial distribution of ADXS-HPV no later than 9 months following receipt of regulatory approvals in a country in the Territory.  Biocon will be responsible for the costs of obtaining and maintaining regulatory approvals in the Territory.

Advaxis will have the exclusive right to supply ADXS-HPV to Biocon and Biocon will be required to purchase its requirements of ADXS-HPV exclusively from Advaxis at the specified contract price, as such price may be adjusted from time to time. In addition, Advaxis will be entitled to a six-figure milestone payment if net sales of ADXS-HPV for the contract year following the initiation of clinical trials in India exceed certain specified thresholds.

Biocon will also have a right of first refusal relating to the licensing of any new products in the Territory that Advaxis may develop during the term of the Agreement.

The term of the Agreement will be the later of twenty years or the last to expire patent or patent application. In addition, the Agreement may be terminated by either party upon thirty days’ written notice (i) in the event of a material breach by the other party of its obligations under the Agreement, (ii) if the other party becomes bankrupt or insolvent or (iii) if the other party undergoes a change in control.

Global BioPharma, Inc.

On December 9, 2013, the Company entered into an exclusive licensing agreement for the development and commercialization of ADXS-HPV with Global BioPharma, Inc. (GBP), a Taiwanese based biotech company funded by a group of investors led by Taiwan Biotech Co., Ltd (TBC).

GBP plans to conduct registration trials with ADXS-HPV for the treatment of advanced cervical cancer and will explore the use of Advaxis’ lead product candidate in several other indications including lung, head and neck, and anal cancer.

GBP will pay Advaxis event-based financial milestones, an annual development fee, and annual net sales royalty payments in the high single to double digits. In addition, as an upfront payment, GBP made an investment in Advaxis by purchasing from the Company shares of its common stock at market price. GBP has an option to purchase additional shares of Advaxis stock from the Company at a 150% premium to the stock price on the effective date of the agreement.

GBP will be responsible for all clinical development and commercialization costs in the GBP territory. In collaboration with Advaxis, GBP will also identify and pay the clinical trial costs for up to 150 patients with cervical cancer for enrollment in Advaxis’ U.S. and GBP’s Asia registrational programs for cervical cancer. GBP is committed to establishing manufacturing capabilities for its own territory and to serving as a secondary manufacturing source for Advaxis in the future. Under the terms of the agreement, Advaxis will exclusively license the rights to ADXS-HPV to GBP for the Asia, Africa, and former USSR territory, exclusive of India and certain other countries, for all HPV-associated indications. Advaxis will retain exclusive rights to ADXS-HPV for the rest of the world.

University of Pennsylvania

On July 1, 2002 we entered into an exclusive worldwide license agreement with The Trustees of the University of Pennsylvania, or Penn, with respect to the innovative work of Yvonne Paterson, Ph.D., Associate Dean for Research and Professor in the School of Nursing at the University of Pennsylvania, and former Professor of Microbiology at the University of Pennsylvania, in the area of innate immunity, or the immune response attributed to immune cells, including dendritic cells, macrophages and natural killer cells, that respond to pathogens non-specifically (subject to certain U.S. government rights). This agreement has been amended from time to time and was amended and restated as of February 13, 2007.

This license, unless sooner terminated in accordance with its terms, terminates upon the later of (a) the expiration of the last to expire of the Penn patent rights; or (b) twenty years after the effective date of the license. Penn may terminate the license agreement early upon the occurrence of certain defaults by us, including, but not limited to, a material breach by us of the Penn license agreement that is not cured within 60 days after notice of the breach is provided to us.

The license provides us with the exclusive commercial rights to the patent portfolio developed at the University of Pennsylvania as of the effective date of the license, in connection with Dr. Paterson and requires us to pay various milestone, legal, filing and licensing payments to commercialize the technology. In exchange for the license, Penn received shares of our common stock, which currently represent approximately 0.2% of our common stock outstanding on a fully-diluted basis. As of October 31, 2013, Penn owns 28,468 shares of our common stock. In addition, Penn is entitled to receive a non-refundable initial license fee, license fees, royalty payments and milestone payments based on net sales and percentages of sublicense fees and certain commercial milestones. Under the licensing agreement, Penn is entitled to receive 1.5% royalties on net sales in all countries. Notwithstanding these royalty rates, we have agreed to pay Penn a total of $525,000 over a three-year period as an advance minimum royalty after the first commercial sale of a product under each license (which we are not expecting to begin paying within the next five years). In addition, under the license, we are obligated to pay an annual maintenance fee of $100,000 commencing on December 31, 2010, and each December 31 st thereafter for the remainder of the term of the agreement until the first commercial sale of a Penn licensed product. Overall, the amended and restated agreement payment terms reflect lower near term requirements but the savings are offset by higher long term milestone payments for the initiation of a Phase 3 clinical trial and the regulatory approval for the first Penn licensed product. We are responsible for filing new patents and maintaining and defending the existing patents licensed to use and we are obligated to reimburse Penn for all attorneys fees, expenses, official fees and other charges incurred in the preparation, prosecution and maintenance of the patents licensed from Penn.

Furthermore, upon the achievement of the first sale of a product in certain fields, Penn will be entitled to certain milestone payments, as follows: $2.5 million will be due upon the first commercial sale of the first product in the cancer field and $1.0 million will be due upon the date of first commercial sale of a product in each of the secondary strategic fields sold.

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

As part of the Second Amendment, dated May 10, 2010, we exercised our option for the rights to seven additional patent dockets, including 56 additional patent applications, for (i) an option exercise fee payable in the form of $35,000 in cash and $70,000 in our common stock (approximately 3,111 shares of our common stock based on a price of $22.50 per share) and (ii) the assumption of certain historical costs of approximately $462,000 associated with the 56 additional patent applications acquired under the second amendment. As of October 31, 2013, approximately $325,000 of costs related to all licensing agreements remained outstanding.

Strategically, we intend to maintain our relationship with Dr. Paterson and Penn to generate new intellectual property and to exploit all existing intellectual property covered by the license.

Penn is not involved in the management of our company or in our decisions with respect to exploitation of the patent portfolio.

Dr. Yvonne Paterson

Dr. Paterson is the Associate Dean for Research and Professor in the School of Nursing at the University of Pennsylvania, and former Professor of Microbiology at the University of Pennsylvania, and the inventor of our licensed technology. Dr. Paterson is a fellow of the American Academy for the Advancement of Science, and has been an invited speaker at national and international health field conferences and leading academic institutions. Dr. Paterson has served on many federal advisory boards, such as the NIH expert panel to review primate centers, the Office of AIDS Research Planning Fiscal Workshop and the Allergy and Immunology NIH Study Section. She has written over one hundred publications in the areas of HIV, AIDS and cancer research. Dr. Paterson has trained over forty post-doctoral and doctoral students in the fields of Biochemistry and Immunology.

In the past we have entered into consulting agreements with Dr. Paterson, providing for compensation through cash payments and equity awards. Currently, we do not have a written agreement in place, but Dr. Paterson continues to consult with us on a regular basis, and we intend to continue to compensate Dr. Paterson in cash, equity awards, or a combination thereof as we deem appropriate from time to time.

Recipharm Cobra Biologics Limited (formerly Cobra Biomanufacturing PLC)

We outsource the manufacture and supply of our cervical cancer immunotherapy ADXS-HPV to Recipharm Cobra Biologics Limited, or Cobra. We began this partnership in July 2003. Cobra has extensive experience in manufacturing gene therapy and manufactures and supplies biologic therapeutics for the pharmaceutical and biotech industry. We currently have two agreements with Cobra; one to conduct ongoing stability testing of the ADXS-HPV immunotherapy that they have manufactured, and another to provide analytic services and certification necessary to import ADXS-HPV for use in the United Kingdom head and neck cancer study mentioned below.

Vibalogics GmbH

In April 2008, we entered into a series of agreements with Vibalogics GmbH in Cuxhaven Germany to provide fill and finish services for our final clinical materials that were made for our scheduled clinical trials described above. These agreements cover the fill and finish operations as well as specific tests required in order to release the clinical drug supplies for human use. We have entered into agreements with Vibalogics to produce two Lm -LLO immunotherapies, ADXS-PSA and ADXS-cHER2 for research and/or clinical development. In April 2013, we entered into a settlement agreement with Vibalogics for payment of past-due amounts and used a portion of the proceeds from the October 2013 offering to pay down amounts owing to Vibalogics, resulting in no amounts being owed by Advaxis as of October 31, 2013. We continue to use the services of Vibalogics to provide fill and finish services for our clinical materials.

Numoda Corporation

On June 19, 2009, we entered into a Master Agreement and on July 8, 2009 we entered into a Project Agreement with Numoda Corporation, which we refer to as Numoda, a leading clinical trial and logistics management company, to oversee Phase 2 clinical activity with ADXS-HPV for the multicenter Phase 2 U.S. trial of ADXS-HPV in CIN 2/3 and to act as our U.S. CRO for the multicenter Phase 2 study of ADXS-HPV in recurrent cervical cancer being conducted in India. The scope of the Project Agreement covers over three years, with an estimated cost of approximately $12.2 million for both trials. As of October 31, 2013, we have paid Numoda approximately $8.8 million in cash for clinical trial activities. The Master Agreement with Numoda terminated on June 12, 2012. The Project Agreement with Numoda continues until the project that is the subject of such agreement is completed, unless earlier terminated in accordance with the Master Agreement with Numoda.

On June 13, 2012, we entered into a stock purchase agreement with Numoda, pursuant to which we issued to Numoda 120,000 shares of our common stock at a purchase price per share of $18.75, in exchange for the immediate cancellation of $2,250,000 of accounts receivables owed by us to Numoda pursuant to the Master Agreement.

As of October 31, 2013, the Company owed Numoda approximately $300,000, which is recorded in our Accounts Payable.

National Cancer Institute Gynecologic Oncology Group

On December 13, 2009, we entered into an agreement for GOG to conduct a multicenter, Phase 2 clinical trial of ADXS-HPV, our Lm -LLO based immunotherapy targeted to HPV, in 67 patients with recurrent or refractory cervical cancer who have failed prior cytotoxic therapy. This Phase 2 trial is being underwritten by GOG and will be conducted by GOG investigators. This patient population is similar to the patient population in the cervical cancer study being conducted in India as well as the patients in the Phase 1 trial of ADXS-HPV. Under this Clinical Trial Services Agreement, we are responsible for covering the costs of translational research and agreed to pay a total of $8,003 per patient, with the majority of the costs of this study underwritten by GOG. This agreement shall continue in force until we receive completed case histories for all participants in the clinical trial and questions about data submitted have been resolved, unless terminated earlier upon the occurrence of certain events, including, but not limited to, the FDA imposing a permanent hold on the drug which is subject to the clinical trial, a material breach by us of the agreement that is not cured within a reasonable time period after notice of the breach is provided to us, or sixty days prior written notice by either party for any reason.

Cancer Research U.K.

On February 9, 2010, Cancer Research U.K. (CRUK), the U.K. organization dedicated to cancer research, agreed to fund the cost of a clinical trial to investigate the use of ADXS-HPV, our Lm -LLO based immunotherapy targeted to HPV, for the treatment of head and neck cancer. This Phase 1 clinical trial will investigate the safety and efficacy of ADXS-HPV 6 weeks post-treatment with surgery, radiotherapy and chemotherapy — alone or in combination — in head and neck cancer patients. We will provide the study drug, with all other associated costs to be funded by CRUK. The study is to be conducted at 3 sites in the United Kingdom (The Royal Liverpool University Hospital, Liverpool, U.K., the Royal Marsden Hospital, London, U.K., and the University Hospital of Wales, Cardiff, U.K.). As noted in the Recent Clinical Research Developments, we have notified the principal investigator in December 2013 that we have withdrawn our support of this trial.

School of Veterinary Medicine at the University of Pennsylvania

On August 17, 2010, we entered into a clinical trial agreement with the School of Veterinary Medicine at Penn to investigate the use of ADXS-cHER2 for the treatment of canine osteosarcoma in 15 dogs. This study commenced dosing in July of 2012.

Georgia Reagents University

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

Icahn School of Medicine at Mount Sinai

On December 5, 2013, we entered into a clinical trial agreement with the Icahn School of Medicine at Mount Sinai to evaluate the safety, effectiveness and immunogenicity of ADXS-HPV in 25 patients with head and neck cancer.  This clinical trial will be the first study to evaluate the effects of ADXS-HPV in patients when they are initially diagnosed with HPV-associated head and neck cancer, prior to receiving any standard of care (surgery, chemotherapy, radiation or a combination thereof) to remove and/or treat their tumors. This study will be an important first step toward understanding ADXS-HPV's potential to treat this type of cancer before chemotherapy and/or radiation and its potential to reduce the need for these treatments.

Intellectual Property

Protection of our intellectual property is important to our business. We have a robust and extensive patent portfolio that protects our product candidates and Lm-based immunotherapy technology. Currently, our patent portfolio includes 42 issued patents and 40 pending patent applications. All of these patents and patent applications are licensed from Penn with the exception of 17 pending patent applications, which are owned by our company. We continuously add to this portfolio by filing applications to protect our ongoing research and development efforts. We aggressively prosecute and defend our patents and proprietary technology. Our material patents that cover the compositions of matter, use, and methods thereof, of our Lm  immunotherapies for our product candidates , ADXS-HPV, ADXS-PSA, and ADXS-cHER2, expire at various dates between 2014 and 2033, prior to available patent extensions.

Our approach to the intellectual property portfolio is to create protect and defend our proprietary rights for our products we develop form our immunotherapy technology platform.  We endeavor to maintain a coherent and aggressive strategic approach to building our patent portfolio with an emphasis in the field of cancer vaccines.

We successfully defended our intellectual property concerning our Lm- based technology by contesting a challenge made by Anza Therapeutics, Inc. (now known as Aduro BioTech) , to our patent position in Europe on a claim not available in the United States. The European Patent Office, which we refer to as the EPO, Board of Appeals in Munich, Germany ruled in favor of the Trustees of Penn and us, Penn’s exclusive licensee, and reversed a patent ruling that revoked a technology patent that had resulted from an opposition filed by Anza. The ruling of the EPO Board of Appeals is final and cannot be appealed. The granted claims, the subject matter of which was discovered by Dr. Yvonne Paterson, are directed to the method of preparation and composition of matter of recombinant bacteria expressing tumor antigens for the treatment of patients with cancer. The successful development of our immunotherapies will include our ability to create and maintain intellectual property related to our product candidates.

Issued patents which are relevant to and cover our product candidates ADXS-HPV, and ADXS-PSA in the United States, will expire between 2015 and 2017. Issued patents directed to our product candidates ADXS-HPV, and ADXS-PSA outside of the United States, will expire between 2015 and 2018. Issued patents which cover our Lm-based immunotherapy platform in the United States, will expire between 2016 and 2027.  Issued patents directed to our Lm-based immunotherapy platform outside of the United States, will expire 2021.

We have pending patent applications for formulations of our product candidates ADXS-HPV, ADXS-PSA, and ADXS-cHER2 that, if issued, would expire in the United States and in countries outside of the United States between 2020 and 2030, depending on the specific compositions and formulations. Issued patents directed to methods of treatment using our product candidates ADXS-HPV and ADXS-PSA in the United States, will expire between 2014 and 2017, depending on the specific indication: infectious disease, any tumor including leukemia, melanoma, breast cancer, pancreatic cancer, and cervical cancer. Issued patents directed to use of our product candidates: ADXS-HPV and ADXS-PSA for indications outside of the United States, will expire between 2015 and 2018, depending on the specific indication: infectious disease, any tumor including leukemia, melanoma, breast cancer, pancreatic cancer, and cervical cancer. We have pending patent applications for use of our product candidates ADXS-HPV, ADXS-PSA, ADXS-cHER2 covering the following indications: any tumor/cancer, including, a her2/neu-expressing cancer, a prostate cancer, cervical dysplasia, and cervical cancer that, if issued would expire in the United States and in countries outside of the United States between 2020 and 2033, depending on the specific indications and formulations.

We will be able to protect our technology from unauthorized use by third parties only to the extent it is covered by valid and enforceable patents or is effectively maintained as trade secrets. Patents and other proprietary rights are an essential element of our business.

Our success will depend in part on our ability to obtain and maintain proprietary protection for our product candidates, technology, and know-how, to operate without infringing on the proprietary rights of others, and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions, and improvements that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation, and in-licensing opportunities to develop and maintain our proprietary position.

Any patent applications which we have filed or will file or to which we have licensed or will license rights may not issue, and patents that do issue may not contain commercially valuable claims. In addition, any patents issued to us or our licensors may not afford meaningful protection for our products or technology, or may be subsequently circumvented, invalidated or narrowed, or found unenforceable. Our processes and potential products may also conflict with patents which have been or may be granted to competitors, academic institutions or others. As the pharmaceutical industry expands and more patents are issued, the risk increases that our processes and potential products may give rise to interferences filed by others in the U.S. Patent and Trademark Office, or to claims of patent infringement by other companies, institutions or individuals. These entities or persons could bring legal actions against us claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the related product or process. In recent years, several companies have been extremely aggressive in challenging patents covering pharmaceutical products, and the challenges have often been successful. If any of these actions are successful, in addition to any potential liability for damages, we could be required to cease the infringing activity or obtain a license in order to continue to manufacture or market the relevant product or process. We may not prevail in any such action and any license required under any such patent may not be made available on acceptable terms, if at all. Our failure to successfully defend a patent challenge or to obtain a license to any technology that we may require to commercialize our technologies or potential products could have a materially adverse effect on our business. In addition, changes in either patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property or narrow the scope of our patent protection.

We also rely upon unpatented proprietary technology, and in the future may determine in some cases that our interests would be better served by reliance on trade secrets or confidentiality agreements rather than patents or licenses. We may not be able to protect our rights to such unpatented proprietary technology and others may independently develop substantially equivalent technologies. If we are unable to obtain strong proprietary rights to our processes or products after obtaining regulatory clearance, competitors may be able to market competing processes and products.

Others may obtain patents having claims which cover aspects of our products or processes which are necessary for, or useful to, the development, use or manufacture of our services or products. Should any other group obtain patent protection with respect to our discoveries, our commercialization of potential therapeutic products and methods could be limited or prohibited.

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

Protocols .

Before commencing clinical studies, the sponsor of an investigational new drug must typically receive governmental and institutional approval. In the United States, Federal approval is obtained by submitting an IND to the FDA and amending it for each new proposed study. The clinical research plan is known in the industry as a protocol. A protocol is the blueprint for each drug study. The protocol sets forth, among other things, the following:

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

Biologic License Application.   The results of the clinical trials using biologics are submitted to the FDA as part of Biologic License Application, which we refer to as BLA. Following the completion of Phase 3 studies, if the Sponsor of a potential product in the United States believes it has sufficient information to support the safety and effectiveness of the investigational new drug, the Sponsor submits a BLA to the FDA requesting that the investigational new drug be approved for sale. The application is a comprehensive, multi-volume filing that includes the results of all preclinical and clinical studies, information about the drug’s composition, and the Sponsor’s plans for manufacturing, packaging, labeling and testing the investigational new drug. The FDA’s review of an application is designated either as a standard review with a target review time of 10 months or a priority review with a target of 6 months. Depending upon the completeness of the application and the number and complexity of requests and responses between the FDA and the Sponsor, the review time can take months to many years, with the mean review lasting 13.1 months. Once approved, drugs and other products may be marketed in the United States, subject to any conditions imposed by the FDA.

The drug approval process is time-consuming, involves substantial expenditures of resources, and depends upon a number of factors, including the severity of the illness in question, the availability of alternative treatments, and the risks and benefits demonstrated in the clinical trials.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. If a sponsor demonstrates that a drug is intended to treat a rare disease or condition, the FDA grants orphan drug designation to the product for that use. The benefits of orphan drug designation can obtain substantial incentives, including research and development tax credits and exemption from user fees, enhanced access to advice from the FDA while the drug is being developed, and market exclusivity once the product reaches approval and begins sales, provided that the new product is first to market. In order to qualify for these incentives, a company must apply for designation of its product as an “Orphan Drug” and obtain approval from the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. A drug that is approved for the orphan drug designated indication is granted seven years of orphan drug exclusivity. During that period, the FDA generally may not approve any other application for the same product for the same indication, although there are exceptions, most notably when the later product is shown to be clinically superior to the product with exclusivity.

In June 2013, we filed three applications for Orphan Drug Designation with the FDA for ADXS-HPV for treatment of HPV-associated anal cancer (granted August 2013), HPV-associated head and neck cancer (granted November 2013); and invasive cervical cancer (denied in October 2013 as the target population estimate exceeded the statutory maximum allowed. In January 2014, a telecon meeting was conducted with the FDA to discuss the orphan drug designation request and subsequent denial for ADXS-HPV for the treatment of invasive cervical cancer. We intend to submit a new application based on the discussions).

Orphan drug status in the European Union has similar but not identical benefits in that jurisdiction. The applicable exclusivity period, for example, is ten years in Europe, and can be reduced to six years if the drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

Breakthrough Therapy Designation

On July 9, 2012 the Food and Drug Administration Safety and Innovation Act was signed. FDASIA Section 902 provides for a new designation — Breakthrough Therapy Designation. A breakthrough therapy is a drug: intended alone or in combination with one or more other drugs to treat a serious or life threatening disease or condition; and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If our drug is designated as breakthrough therapy, it will receive all the benefits of fast track designation (opportunities for frequent interactions with the FDA review team, opportunity for a 6-month priority review if supported by clinical data at the time of the BLA submission), potential for a review of portions of the marketing application prior to submitting a complete BLA), intensive guidance on an efficient drug development program, organizational commitment involving senior managers at the FDA in a proactive, collaborative, cross-disciplinary review, will expedite the development and review of such drug.

Over the course of drug development, it is foreseeable that certain products in breakthrough therapy development programs will no longer be considered a breakthrough therapy. For example, a drug’s development program may be granted breakthrough therapy designation using early clinical testing that shows a much higher response rate than available therapies. However, subsequent interim data derived from a larger study may show a response that is substantially smaller than the response seen in early clinical testing. Another example is where breakthrough therapy designation is granted to two drugs that are being developed for the same use. If one of the two drugs gains traditional approval, the other would not retain its designation unless its sponsor provided evidence that the drug may demonstrate substantial improvement over the recently approved drug. Additionally, if the sponsor recognizes that the development program designated as breakthrough therapy will no longer be pursued, the sponsor should inform the FDA of this change.

When breakthrough therapy designation is no longer supported by emerging data or the designated drug development program is no longer being pursued, the FDA may choose to send a letter notifying the sponsor that the program is no longer designated as a breakthrough therapy development program.

On October 7, 2013, we submitted a request for breakthrough therapy designation to the IND for ADXS-HPV in the treatment of invasive cervical cancer. The FDA denied the request in December 2013, but stated that a new request may be submitted if we obtain new clinical evidence that supports BTD.

Non-U.S. Regulation

Before our products can be marketed outside the United States, they are subject to regulatory approval of the respective authorities in the country in which the product should be marketed. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. No action can be taken to market any product in a country until an appropriate application has been approved by the regulatory authorities in that country. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In certain countries, the sales price of a product must also be approved. The pricing review period often begins after market approval is granted. Even if a product is approved by a regulatory authority, satisfactory prices might not be approved for such product.

In Europe, marketing authorizations may be submitted at a centralized, a decentralized or national level. The centralized procedure is mandatory for the approval of biotechnology products and provides for the grant of a single marketing authorization that is valid in all European Union member states. As of January 1995, a mutual recognition procedure is available at the request of the applicant for all medicinal products that are not subject to the centralized procedure. There can be no assurance that the chosen regulatory strategy will secure regulatory approvals on a timely basis or at all.

While we intend to market our products outside the United States in compliance with our respective license agreements, we have not made any applications with non-U.S. authorities. Our current business strategy, however, includes filing three applications to request Orphan Drug Designation with the EMEA for ADX-HPV for use in the treatment of invasive cervical cancer, head and neck cancer and anal cancer.

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

We have entered into agreements with Cobra and Vibalogics for the manufacture of a portion of our immunotherapies. Both companies have extensive experience in manufacturing gene therapy products for investigational studies. Both companies are full service manufacturing organizations that manufacture and supply biologic based therapeutics for the pharmaceutical and biotech industry. These services include cell banking, GMP manufacturing and stability testing.

Our agreements with Vibalogics cover the manufacture of GMP material for two immunotherapies ADXS-PSA, an Lm -LLO immunotherapy for the treatment of prostate cancer, and ADXS-cHER2, an Lm -LLO immunotherapy for the treatment of HER2 overexpressing cancers (such as breast, gastric and other cancers and for canine osteosarcoma).

Our agreement with Cobra covers GMP manufacturing in several stages, including process development, manufacturing of non-GMP material for toxicology studies and manufacturing of GMP material for the Phase 1 and Phase 2 trials.

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

Employees

As of January 17, 2014, we had 17 employees, all of which were full time employees. None of our employees is represented by a labor union, and we consider our relationship with our employees to be good.

Because we intend to continue to outsource many functions, we do not anticipate any significant increase in the number of employees in the clinical area and the research and development area to support clinical requirements, and in the general and administrative and business development areas over the next two years, even as we expand our research and development activities.

Description of Property

Our corporate offices are currently located at 305 College Road East, Princeton, New Jersey 08540. On April 1, 2011, we entered into a Sublease Agreement for such office, which is an approximately 10,000 square foot leased facility in Princeton, NJ approximately 12 miles south of our prior location. The agreement has a termination date of November 29, 2015.

On March 13, 2013, we entered into a modification of the Sublease Agreement whereby all unpaid accrued lease amounts and future lease amounts through June 30, 2013, which we estimated to be approximately $450,000, would be satisfied by a payment in total of $200,000, with $100,000 paid on March 13, 2013 and $100,000 paid upon the close of our public offering in October 2013. In addition, lease payments for the period July 1, 2013 through November 30, 2015 was reduced to a total of $20,000 per month.

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

Risks Related to our Business and Industry

We are a development stage company.

We are an early development stage biotechnology company with a history of losses and can provide no assurance as to future operating results. As a result of losses that will continue throughout our development stage, we may exhaust our financial resources and be unable to complete the development of our products. We anticipate that our ongoing operational costs will increase significantly as we continue conducting our clinical development program. Our deficit will continue to grow during our drug development period. Since our inception, we have had no revenue, and do not expect to have any revenue for another three to five years, depending on when we can commercialize our immunotherapies, if at all.

We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future due to the substantial investment in research and development. As of October 31, 2013 we had an accumulated deficit of $70,465,823 and shareholders’ equity of $18,002,142. We expect to spend substantial additional sums on the continued administration and research and development of proprietary products and technologies with no certainty that our immunotherapies will become commercially viable or profitable as a result of these expenditures. If we fail to raise a significant amount of capital, we may need to significantly curtail operations or cease operations in the near future. If any of our product candidates fails in clinical trials or does not gain regulatory approval, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Our limited operating history does not afford investors a sufficient history on which to base an investment decision.

We commenced our Lm -LLO based immunotherapy development business in February 2002 and have existed as a development stage company since such time. Prior thereto we conducted no business. Accordingly, we have a limited operating history. We have no approved products or products pending approval and therefore have not derived any revenue from the sales of products and have not yet demonstrated ability to obtain regulatory approval, formulate and manufacture commercial scale products, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, there is limited information for investors to use as basis for assessing our future viability. Investors must consider the risks and difficulties we have encountered in the rapidly evolving vaccine and immunotherapy industry. Such risks include the following:

•	difficulties, complications, delays and other unanticipated factors in connection with the development of new drugs;

•	competition from companies that have substantially greater assets and financial resources than we have;

•	need for acceptance of our immunotherapies;

•	ability to anticipate and adapt to a competitive market and rapid technological developments;

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

We may face legal claims; Litigation is expensive and we may not be able to afford the costs.

We may face legal claims involving stockholders, consumers, competitors, and other issues.  As described in “Legal Proceedings” in Part I Item 3 of this Form 10-K, we are engaged in a number of legal proceedings.  Litigation and other legal proceedings are inherently uncertain, and adverse rulings could occur, including monetary damages, or an injunction stopping us from engaging in business practices, or requiring other remedies, such as compulsory licensing of patents.

The costs of litigation or any proceeding relating to our intellectual property or contractual rights could be substantial even if resolved in our favor. Some of our competitors or financial funding sources have far greater resources than we do and may be better able to afford the costs of complex litigation. Also, in a law suit for infringement or contractual breaches, even if frivolous, will require considerable time commitments on the part of management, its attorneys and consultants. Defending these types of proceedings or legal actions involve considerable expense and could negatively affect our financial results.

We can provide no assurance of the successful and timely development of new products.

Our immunotherapies are at various stages of research and development. Further development and extensive testing will be required to determine their technical feasibility and commercial viability. We will need to complete significant additional clinical trials demonstrating that our product candidates are safe and effective to the satisfaction of the FDA and other non-U.S. regulatory authorities. The drug approval process is time-consuming, involves substantial expenditures of resources, and depends upon a number of factors, including the severity of the illness in question, the availability of alternative treatments, and the risks and benefits demonstrated in the clinical trials. Our success will depend on our ability to achieve scientific and technological advances and to translate such advances into licensable, FDA-approvable, commercially competitive products on a timely basis. Failure can occur at any stage of the process. If such programs are not successful, we may invest substantial amounts of time and money without developing revenue-producing products. As we enter a more extensive clinical program for our product candidates, the data generated in these studies may not be as compelling as the earlier results.

Immunotherapies and vaccines that we may develop are not likely to be commercially available until five to ten or more years. The proposed development schedules for our immunotherapies may be affected by a variety of factors, including technological difficulties, clinical trial failures, regulatory hurdles, competitive products, intellectual property challenges and/or changes in governmental regulation, many of which will not be within our control. Any delay in the development, introduction or marketing of our products could result either in such products being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives. In light of the long-term nature of our projects, the unproven technology involved and the other factors described elsewhere in this section, there can be no assurance that we will be able to successfully complete the development or marketing of any new products.

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

There can be no guarantee that our research and development expenses will be consistent from period to period. We may be required to accelerate or delay incurring certain expenses depending on the results of our studies and the availability of adequate funding.

We are subject to numerous risks inherent in conducting clinical trials.

We outsource the management of our clinical trials to third parties. Agreements with clinical investigators and medical institutions for clinical testing and with other third parties for data management services, place substantial responsibilities on these parties that, if unmet, could result in delays in, or termination of, our clinical trials. For example, if any of our clinical trial sites fail to comply with FDA-approved good clinical practices, we may be unable to use the data gathered at those sites. If these clinical investigators, medical institutions or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for, or successfully commercialize, agents such as ADXS-HPV. We are not certain that we will successfully recruit enough patients to complete our clinical trials nor that we will reach our primary endpoints. Delays in recruitment, lack of clinical benefit or unacceptable side effects would delay or prevent the initiation of the Phase 3 trials of ADXS-HPV.

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

The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval for ADXS-HPV or our other product candidates, which would materially harm our business, results of operations and prospects.

The successful development of immunotherapies is highly uncertain.

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

Even if we are successful in getting market approval, commercial success of any of our product candidates will also depend in large part on the availability of coverage and adequate reimbursement from third-party payers, including government payers such as the Medicare and Medicaid programs and managed care organizations, which may be affected by existing and future health care reform measures designed to reduce the cost of health care. Third-party payers could require us to conduct additional studies, including post-marketing studies related to the cost effectiveness of a product, to qualify for reimbursement, which could be costly and divert our resources. If government and other health care payers were not to provide adequate coverage and reimbursement levels for one any of our products once approved, market acceptance and commercial success would be reduced.

In addition, if one of our products is approved for marketing, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration, and will need to continue to comply (or ensure that our third party providers) comply with cGMPs, and GCPs, for any clinical trials that we conduct post-approval. In addition, there is always the risk that we or a regulatory authority might identify previously unknown problems with a product post-approval, such as adverse events of unanticipated severity or frequency. Compliance with these requirements is costly, and any failure to comply or other issues with our product candidates post-market approval could have a material adverse effect on our business, financial condition and results of operations.

We must comply with significant government regulations.

The research and development, manufacture and marketing of human therapeutic and diagnostic products are subject to regulation, primarily by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state, local and foreign entities regulate, among other things, research and development activities (including testing in animals and in humans) and the testing, manufacturing, handling, labeling, storage, record keeping, approval, advertising and promotion of the products that we are developing. If we obtain approval for any of our product candidates, our operations will be directly or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statue and the federal False Claims Act, and privacy laws. Noncompliance with applicable laws and requirements can result in various adverse consequences, including delay in approving or refusal to approve product licenses or other applications, suspension or termination of clinical investigations, revocation of approvals previously granted, fines, criminal prosecution, civil and criminal penalties, recall or seizure of products, exclusion from having our products reimbursed by federal health care programs, the curtailment or restructuring of our operations, injunctions against shipping products and total or partial suspension of production and/or refusal to allow a company to enter into governmental supply contracts.

The process of obtaining requisite FDA approval has historically been costly and time-consuming. Current FDA requirements for a new human biological product to be marketed in the United States include: (1) the successful conclusion of preclinical laboratory and animal tests, if appropriate, to gain preliminary information on the product’s safety; (2) filing with the FDA of an IND to conduct human clinical trials for drugs or biologics; (3) the successful completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the investigational new drug for its recommended use; and (4) filing by a company and acceptance and approval by the FDA of a Biologic License Application, or BLA, for a biological investigational new drug, to allow commercial distribution of a biologic product. The FDA also requires that any drug or formulation to be tested in humans be manufactured in accordance with its Good Manufacturing Practices, or GMP, regulations. This has been extended to include any drug that will be tested for safety in animals in support of human testing. The GMPs set certain minimum requirements for procedures, record-keeping and the physical characteristics of the laboratories used in the production of these drugs. A delay in one or more of the procedural steps outlined above could be harmful to us in terms of getting our immunotherapies through clinical testing and to market.

We can provide no assurance that our clinical product candidates will obtain regulatory approval or that the results of clinical studies will be favorable.

We are currently evaluating the safety and efficacy of ADXS-HPV in a number of ongoing clinical trials. However, even though the initiation and conduct of these trials is in accordance with the governing regulatory authorities in each country, as with any investigational new drug (under an IND in the United States, or the equivalent in countries outside of the United States), we are at risk of a clinical hold at any time based on the evaluation of the data and information submitted to the governing regulatory authorities.

There can be delays in obtaining FDA (U.S.) and/or other necessary regulatory approvals in the United States and in countries outside the United States for any investigational new drug and failure to receive such approvals would have an adverse effect on the investigational new drug’s potential commercial success and on our business, prospects, financial condition and results of operations. The time required to obtain approval by the FDA and non-U.S. regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. For example, the FDA or non-U.S. regulatory authorities may disagree with the design or implementation of our clinical trials or study endpoints; or we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks. In addition, the FDA or non-U.S. regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials or the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere. The FDA or non-U.S. regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and the approval policies or regulations of the FDA or non-U.S. regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

In addition to the foregoing, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not submitted for nor obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

We may not obtain or maintain the benefits associated with orphan drug designation, including market exclusivity.

Although we have submitted a new request for orphan drug designation for ADXS-HPV for use in the treatment of invasive cervical cancer our original request was denied and there can be no assurance that our new request will be granted.  Although, we have been granted orphan drug designation for ADXS-HPV for use in the treatment of HPV-associated anal cancer and for HPV-associated head and neck cancer in the United States, and intend to request a similar designation for these uses in the European Union, we may not be granted orphan drug designation, or even if granted, we may not receive the benefits associated with orphan drug designation. This may result from a failure to maintain orphan drug status, or result from a competing product reaching the market that has an orphan designation for the same disease indication. Under U.S. rules for orphan drugs, if such a competing product reaches the market before ours does, the competing product could potentially obtain a scope of market exclusivity that limits or precludes our product from being sold in the United States for seven years. Even if we obtain exclusivity, the FDA could subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. A competitor also may receive approval of different products for the same indication for which our orphan product has exclusivity, or obtain approval for the same product but for a different indication for which the orphan product has exclusivity.

In addition, if and when we request orphan drug designation in Europe, the European exclusivity period is ten years but can be reduced to six years if the drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMEA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

We may not obtain or maintain the benefits associated with breakthrough therapy designation.

On October 7, 2013, we submitted a request for breakthrough therapy designation (BTD) to the IND for ADXS-HPV in the treatment of invasive cervical cancer in the United States. The FDA denied the request in December 2013, but stated that a new request may be submitted if we obtain new clinical evidence that supports BTD.

If we resubmit, we may not be granted breakthrough therapy designation, or even if granted, we may not receive the benefits associated with breakthrough therapy designation. This may result from a failure to maintain breakthrough therapy status if ADXS11-001 is no longer considered to be a breakthrough therapy. For example, a drug’s development program may be granted breakthrough therapy designation using early clinical testing that shows a much higher response rate than available therapies. However, subsequent interim data derived from a larger study may show a response that is substantially smaller than the response seen in early clinical testing. Another example is where breakthrough therapy designation is granted to two drugs that are being developed for the same use. If one of the two drugs gains traditional approval, the other would not retain its designation unless its sponsor provided evidence that the drug may demonstrate substantial improvement over the recently approved drug. When breakthrough therapy designation is no longer supported by emerging data or the designated drug development program is no longer being pursued, the FDA may choose to send a letter notifying the sponsor that the program is no longer designated as a breakthrough therapy development program.

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

We have 42 patents that have been issued and 38 patent applications that are pending. We have licensed all of these patents and 25 of the pending patent applications from Penn. We have obtained the rights to all future patent applications in this field originating in the laboratories of Dr. Yvonne Paterson and Dr. Fred Frankel.

We own or hold licenses to a number of issued patents and U.S. pending patent applications, as well as foreign patents and foreign counterparts. Our success depends in part on our ability to obtain patent protection both in the United States and in other countries for our product candidates, as well as the methods for treating patients in the product indications using these product candidates. Such patent protection is costly to obtain and maintain, and we cannot guarantee that sufficient funds will be available. Our ability to protect our product candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain, maintain and enforce patents is uncertain and involves complex legal and factual questions. Even if our product candidates, as well as methods for treating patients for prescribed indications using these product candidates are covered by valid and enforceable patents and have claims with sufficient scope, disclosure and support in the specification, the patents will provide protection only for a limited amount of time. Accordingly, rights under any issued patents may not provide us with sufficient protection for our product candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes.

In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Even if patents have issued or will issue, we cannot guarantee that the claims of these patents are or will be valid or enforceable or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us. The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. Furthermore, different countries have different procedures for obtaining patents, and patents issued in different countries offer different degrees of protection against use of the patented invention by others. If we encounter such difficulties in protecting or are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.

The patent positions of biotechnology and pharmaceutical companies, including our patent position, involve complex legal and factual questions, and, therefore, validity and enforceability cannot be predicted with certainty. Patents may be challenged, deemed unenforceable, invalidated, or circumvented. Our patents can be challenged by our competitors who can argue that our patents are invalid, unenforceable, lack sufficient written description or enablement, or that the claims of the issued patents should be limited or narrowly construed. Patents also will not protect our product candidates if competitors devise ways of making or using these product candidates without infringing our patents.

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our technologies, methods of treatment, product candidates, and any future products are covered by valid and enforceable patents or are effectively maintained as trade secrets and we have the funds to enforce our rights, if necessary.

The expiration of our owned or licensed patents before completing the research and development of our product candidates and receiving all required approvals in order to sell and distribute the products on a commercial scale can adversely affect our business and results of operations.

Litigation regarding patents, patent applications and other proprietary rights may be expensive and time consuming. If we are involved in such litigation, it could cause delays in bringing product candidates to market and harm our ability to operate.

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. The pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may obtain patents in the future and allege that the products or use of our technologies infringe these patent claims or that we are employing their proprietary technology without authorization.

In addition, third parties may challenge or infringe upon our existing or future patents. Proceedings involving our patents or patent applications or those of others could result in adverse decisions regarding:

•	the patentability of our inventions relating to our product candidates; and/or

•	the enforceability, validity or scope of protection offered by our patents relating to our product candidates.

Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid, we may:

•	incur substantial monetary damages;

•	encounter significant delays in bringing our product candidates to market; and/or

•	be precluded from participating in the manufacture, use or sale of our product candidates or methods of treatment requiring licenses.

We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

We also rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We are dependent upon our license agreement with Penn; if we breach the license agreement and/or fail to make payments due and owing to Penn under our license agreement, our business will be materially and adversely affected.

Pursuant to the terms of our Second and Third Amendment Agreements with Penn, as amended, we have acquired exclusive worldwide licenses for patents and patent applications related to our proprietary Listeria vaccine technology. The license provides us with the exclusive commercial rights to the patent portfolio developed at Penn as of the effective date of the license, in connection with Dr. Paterson and requires us to pay various milestone, legal, filing and licensing payments to commercialize the technology. As of October 31, 2013, we owed Penn approximately $325,000 in patent expenses (including licensing fees). We can provide no assurance that we will be able to make all payments due and owing thereunder, that such licenses will not be terminated or expire during critical periods, that we will be able to obtain licenses from Penn for other rights that may be important to us, or, if obtained, that such licenses will be obtained on commercially reasonable terms. The loss of any current or future licenses from Penn or the exclusivity rights provided therein could materially harm our financial condition and operating results.

If we are unable to obtain licenses needed for the development of our product candidates, or if we breach any of the agreements under which we license rights to patents or other intellectual property from third parties, we could lose license rights that are important to our business.

If we are unable to maintain and/or obtain licenses needed for the development of our product candidates in the future, we may have to develop alternatives to avoid infringing on the patents of others, potentially causing increased costs and delays in drug development and introduction or precluding the development, manufacture, or sale of planned products. Some of our licenses provide for limited periods of exclusivity that require minimum license fees and payments and/or may be extended only with the consent of the licensor. We can provide no assurance that we will be able to meet these minimum license fees in the future or that these third parties will grant extensions on any or all such licenses. This same restriction may be contained in licenses obtained in the future.

Additionally, we can provide no assurance that the patents underlying any licenses will be valid and enforceable. To the extent any products developed by us are based on licensed technology, royalty payments on the licenses will reduce our gross profit from such product sales and may render the sales of such products uneconomical. In addition, the loss of any current or future licenses or the exclusivity rights provided therein could materially harm our business financial condition and our operations.

We have no manufacturing, sales, marketing or distribution capability and we must rely upon third parties for such.

We do not intend to create facilities to manufacture our products and therefore are dependent upon third parties to do so. We currently have agreements with Recipharm Cobra Biologics Limited and Vibalogics GmbH for production of our immunotherapies for research and development and testing purposes. We depend on our manufacturers to meet our deadlines, quality standards and specifications. Our reliance on third parties for the manufacture of our drug substance, investigational new drugs and, in the future, any approved products, creates a dependency that could severely disrupt our research and development, our clinical testing, and ultimately our sales and marketing efforts if the source of such supply proves to be unreliable or unavailable. If the contracted manufacturing source is unreliable or unavailable, we may not be able to manufacture clinical drug supplies of our immunotherapies, and our preclinical and clinical testing programs may not be able to move forward and our entire business plan could fail. If we are able to commercialize our products in the future, there is no assurance that our manufacturers will be able to meet commercialized scale production requirements in a timely manner or in accordance with applicable standards or current GMP.

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

We and our contracted third parties use hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety or the environment. As appropriate, we store these materials and wastes resulting from their use at our or our outsourced laboratory facility pending their ultimate use or disposal. We contract with a third party to properly dispose of these materials and wastes. We are subject to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials and wastes. Compliance with such laws and regulations may be costly.

If we use biological materials in a manner that causes injury, we may be liable for damages.

Our research and development activities involve the use of biological and hazardous materials. Although we believe our safety procedures for handling and disposing of these materials complies with federal, state and local laws and regulations, we cannot entirely eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of these materials. We do not carry specific biological waste insurance coverage, workers compensation or property and casualty and general liability insurance policies that include coverage for damages and fines arising from biological exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended or terminated.

We need to attract and retain highly skilled personnel; we may be unable to effectively manage growth with our limited resources.

As of January 17, 2014, we had 17 employees, all of which were full time employees. Our ability to attract and retain highly skilled personnel is critical to our operations and expansion. We face competition for these types of personnel from other technology companies and more established organizations, many of which have significantly larger operations and greater financial, technical, human and other resources than we have. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. If we are not successful in attracting and retaining these personnel, or integrating them into our operations our business, prospects, financial condition and results of operations will be materially adversely affected. In such circumstances we may be unable to conduct certain research and development programs, unable to adequately manage our clinical trials and other products, and unable to adequately address our management needs.

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

The biotechnology and immunotherapy industries are characterized by rapid technological developments and a high degree of competition. We may be unable to compete with more substantial enterprises.

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

We are aware of certain investigational new drugs under development or approved products by competitors that are used for the prevention, diagnosis, or treatment of certain diseases we have targeted for drug development. Various companies are developing biopharmaceutical products that have the potential to directly compete with our immunotherapies even though their approach to may be different. The biotechnology and biopharmaceutical industries are highly competitive, and this competition comes from both biotechnology firms and from major pharmaceutical companies, including companies like: Aduro Biotech, Agenus Inc., Bionovo Inc., Bristol-Myers Squibb, Celgene Corporation, Celldex Therapeutics, Cerus Corporation, Dendreon Corporation, Inovio Pharmaceutical Inc., Oncolytics Biotech Inc., Oncothyreon Inc., each of which is pursuing cancer vaccines and/or immunotherapies. Many of these companies have substantially greater financial, marketing, and human resources than we do (including, in some cases, substantially greater experience in clinical testing, manufacturing, and marketing of pharmaceutical products). We also experience competition in the development of our immunotherapies from universities and other research institutions and compete with others in acquiring technology from such universities and institutions.

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

Risks Related to our Securities

The price of our common stock and warrants may be volatile.

The trading price of our common stock and warrants may fluctuate substantially. The price of our common stock and warrants that will prevail in the market may be higher or lower than the price you have paid, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in our common stock and warrants. Those factors that could cause fluctuations include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	actual or anticipated changes in our net loss or fluctuations in our operating results or in the expectations of securities analysts;

•	the issuance of new equity securities pursuant to a future offering, including issuances of preferred stock;

•	general economic conditions and trends;

•	positive and negative events relating to healthcare and the overall pharmaceutical and biotech sector;

•	major catastrophic events;

•	sales of large blocks of our stock;

•	significant dilution caused by the anti-dilutive clauses in our financial agreements;

•	departures of key personnel;

•	changes in the regulatory status of our immunotherapies, including results of our clinical trials;

•	events affecting Penn or any future collaborators;

•	announcements of new products or technologies, commercial relationships or other events by us or our competitors;

•	regulatory developments in the United States and other countries;

•	failure of our common stock or warrants to be listed or quoted on The NASDAQ Stock Market, NYSE Amex Equities or other national market system;

•	changes in accounting principles; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

A DTC “Chill” on the electronic clearing of trades in our securities in the future may affect the liquidity of our stock and our ability to raise capital.

Because our common stock may, from time to time, be considered a “penny stock,” there is a risk that the Depository Trust Company (DTC) may place a “chill” on the electronic clearing of trades in our securities. This may lead some brokerage firms to be unwilling to accept certificates and/or electronic deposits of our stock and other securities and also some may not accept trades in our securities altogether. In the past, DTC has placed a deposit chill on our shares, and although the chill is currently removed, no assurance can be given that a chill will not be reinstated in the future. A future DTC chill would affect the liquidity of our securities and make it difficult to purchase or sell our securities in the open market. It may also have an adverse effect on our ability to raise capital because investors may be unable to easily resell our securities into the market. Our inability to raise capital on terms acceptable to us, if at all, could have a material and adverse effect on our business and operations.

You may have difficulty selling our shares because they may be deemed “penny stocks.”

If our common stock price falls, our common stock may be deemed to be “penny stock” as that term is defined in Rule 3a51-1, promulgated under the Exchange Act. Penny stocks are, generally, stocks:

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

Although one reason we asked our shareholders to approve a reverse stock split was to increase the price per share of our common stock such that it would not be subject to the “penny stock” rules. Our stock closed at $5.33 per share on January 17, 2014, and  no assurance can be given that the per share price of our common stock will maintain such levels such that our stock will not be subject to these rules in the future.

A limited public trading market may cause volatility in the price of our common stock and warrants.

The quotation of our common stock on the NASDAQ does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to this volatility. Sales of substantial amounts of common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short time and our shareholders could suffer losses or be unable to liquidate their holdings. Also there are large blocks of restricted stock that have met the holding requirements under Rule 144 that may be sold without restriction. Our stock is thinly traded due to the limited number of shares available for trading on the market thus causing large swings in price. In addition, there is no established trading market for our warrants.

The market prices for our common stock may be adversely impacted by future events.

Our common stock began trading on the over-the-counter-markets on July 28, 2005 and is currently quoted  on the NASDAQ Stock Market  under the symbol ADXS.  Market prices for our common stock and warrants will be influenced by a number of factors, including:

•	the issuance of new equity securities pursuant to a future offering, including issuances of preferred stock;

•	changes in interest rates;

•	significant dilution caused by the anti-dilutive clauses in our financial agreements;

•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	variations in quarterly operating results;

•	change in financial estimates by securities analysts;

•	the depth and liquidity of the market for our common stock and warrants;

•	investor perceptions of our company and the pharmaceutical and biotech industries generally; and

•	general economic and other national conditions.

Speculative nature of warrants.

The five-year warrants we issued in October 2013 do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of common stock at a fixed price for a limited period of time. Holders of the warrants may exercise their right to acquire the common stock and pay an exercise price, prior to their specified expiry date, after which date any unexercised warrants will expire and have no further value. Moreover, the market value of the warrants is uncertain and there can be no assurance that the market value of the warrants will equal or exceed their exercise price. There can be no assurance that the market price of the common stock will ever equal or exceed the exercise price of the warrants, and consequently, whether it will ever be profitable for holders of the warrants to exercise the warrants.

If we fail to remain current with our listing requirements, we could be removed from the NASDAQ Capital Market, which would limit the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

Companies trading on the NASDAQ Marketplace, such as our company, must be reporting issuers under Section 12 of the Exchange Act, as amended, and must meet the listing requirements in order to maintain the listing of our common stock on the NASDAQ Capital Market. If we do not meet these requirements, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

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

Our internal control over financial reporting and our disclosure controls and procedures have been ineffective in the past. We have taken steps to improve our disclosure controls and procedures and our internal control over financial reporting, and as of October 31, 2013, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures and internal control over financial reporting were effective. However, there is no assurance that our disclosure controls and procedures will remain effective or that there will be no material weaknesses in our internal control over financial reporting in the future. Additionally, as a result of the historical material weaknesses in our internal control over financial reporting and the historical ineffectiveness of our disclosure controls and procedures, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Sales of additional equity securities may adversely affect the market price of our common stock and your rights may be reduced.

We expect to continue to incur drug development and selling, general and administrative costs, and to satisfy our funding requirements, we will need to sell additional equity securities, which may be subject to registration rights and warrants with anti-dilutive protective provisions. The sale or the proposed sale of substantial amounts of our common stock or other equity securities in the public markets may adversely affect the market price of our common stock and our stock price may decline substantially. Our shareholders may experience substantial dilution and a reduction in the price that they are able to obtain upon sale of their shares. Also, new equity securities issued may have greater rights, preferences or privileges than our existing common stock.

Additional authorized shares of common stock available for issuance may adversely affect the market price of our securities.

We are currently authorized to issue 25,000,000 shares of our common stock. As of January 17, 2014, we had 13,872,182 shares of our common stock issued and outstanding, excluding shares issuable upon exercise of our outstanding warrants, options, convertible promissory notes and shares of common stock earned but not yet issued under our director compensation program. Under our 2011 Employee Stock Purchase Plan, or ESPP, our employees can buy our common stock at a discounted price. To the extent the shares of common stock are issued, options and warrants are exercised or convertible promissory notes are converted, holders of our common stock will experience dilution. In addition, in the event of any future financing of equity securities or securities convertible into or exchangeable for, common stock, holders of our common stock may experience dilution. As of January 17, 2014, warrants to purchase 202,503 shares of our common stock are exercisable at approximately $9.24 per share and are subject to “weighted-average” anti-dilution protection upon certain equity issuances below $9.24 per share (as may be further adjusted as defined in the warrant). In addition, as of January 17, 2014, we had outstanding options to purchase 467,923 shares of our common stock at a weighted average exercise price of approximately $15.86 per share and outstanding warrants to purchase 4,265,262 shares of our common stock (including the above warrants subject to weighted-average anti-dilution protection); and approximately 30,320 shares of our common stock are available for grant under the ESPP. Although we entered into agreements providing for the repayment or conversion of certain of our outstanding indebtedness, not all the holders of our outstanding convertible promissory notes have agreed to exchange their securities at this time.

The accounting treatment for certain of our warrants is complex and subject to judgments concerning the valuation of embedded derivative rights within the applicable securities. Fluctuations in the valuation of these rights could cause us to take charges to our earnings and make our financial results unpredictable.

Certain of our outstanding warrants contain, or may be deemed to contain from time to time, embedded derivative rights in accordance with U.S. generally accepted accounting principles, or GAAP. These derivative rights, or similar rights in securities we may issue in the future, need to be, or may need to be, separately valued as of the end of each accounting period in accordance with GAAP. We record these embedded derivatives as liabilities at issuance, valued using the Black-Scholes Model and are subject to revaluation at each reporting date. Any change in fair value between reporting periods is reported on our statement of operations. At October 31, 2013, and October 31, 2012, the fair value of the embedded derivative liability was $0 as the related securities were paid off, converted or reached maturity. For the twelve months ended October 31, 2013 and October 31, 2012, we reported income of $0 and approximately $400,000, respectively, due to changes in the fair value of the embedded derivative liability partially resulting from debt to equity exchanges during the period. Changes in the valuations of these rights, the valuation methodology or the assumptions on which the valuations are based could cause us to take charges to our earnings, which would adversely impact our results of operations. Moreover, the methodologies, assumptions and related interpretations of accounting or regulatory authorities associated with these embedded derivatives are complex and in some cases uncertain, which could cause our accounting for these derivatives, and as a result, our financial results, to fluctuate. There is a risk that questions could arise from investors or regulatory authorities concerning the appropriate accounting treatment of these instruments, which could require us to restate previous financial statements, which in turn could adversely affect our reputation, as well as our results of operations.

We do not intend to pay cash dividends.

We have not declared or paid any cash dividends on our common stock, and we do not anticipate declaring or paying cash dividends for the foreseeable future. Any future determination as to the payment of cash dividends on our common stock will be at our board of directors’ discretion and will depend on our financial condition, operating results, capital requirements and other factors that our board of directors considers to be relevant. In addition, the terms of our Series B Preferred Stock prohibit the payment of dividends on our common stock for so long as any shares of our Series B Preferred Stock are outstanding.

If we sell shares of our common stock under our committed equity line financing facility, our existing stockholders will experience immediate dilution and, as a result, our stock price may go down.

On October 19, 2012, we entered into a committed equity line financing facility, or financing arrangement, under which we may sell up to $10.0 million of our common stock to Hanover over a 24-month period subject to a maximum of 920,000 shares of our common stock. In connection with such financing arrangement, we issued 28,000 shares of common stock to Hanover upon receipt of their commitment to purchase our common stock in the financing arrangement and we agreed to pay up to 14,400 additional shares of our common stock to Hanover to maintain such financing arrangement for the 24-month term, which together with the other 877,600 shares of our common stock, represents approximately 6.3% of our outstanding shares of our common stock as of January 17, 2014.

Hanover may resell some or all of the shares we issued to them pursuant to the financing arrangement and such sales could cause the market price of our common stock to decline significantly with advances under the financing arrangement.

On September 27, we notified Hanover that we irrevocably commit to suspend any draw downs under the Purchase Agreement without the prior written consent of Aegis Capital Corp. for a six month period beginning from the closing of our October, 2013 offering.  Our intent is to terminate the equity line financing commitment in January, 2014 and issue 7,080 shares of our common stock pursuant to the terms of the agreement.

If we are not able to satisfy the conditions to each draw down under the committed equity line financing facility, we will not be able to sell our common stock pursuant to the committed equity line financing facility.

Our ability to sell securities pursuant to the committed equity line financing facility is subject to conditions to each draw down notice that we present to Hanover requiring Hanover to purchase a specified number of shares of our common stock, which we refer to as a draw down, that must be satisfied prior to the closing of any sale of our common stock pursuant to such draw down. These include, among others:

•	accuracy in all material respects of our representations and warranties (except for such representations and warranties qualified by materiality, which shall be accurate in all respects) and our compliance with covenants in all material respects (including, without limitation, our prior delivery to Hanover of any commitment fee shares or maintenance fee shares to be issued to Hanover pursuant to the Purchase Agreement);

•	a resale registration statement with respect to shares of our common stock to be purchased by Hanover in such draw down amount must have been declared effective by the SEC and must be available for resale of such shares of our common stock by Hanover;

•	no material adverse effect on us shall have occurred or be continuing;

•	all the material filings by us required under the Securities Exchange Act of 1934, as amended, or the Exchange Act, shall have been filed with the SEC; and

•	the number of shares of our common stock in such draw down shall not exceed:

º	300% of the average trading volume of our common stock during the 10 trading day period prior to such draw down date;

º	together with the shares of our common stock in all prior draw downs, $10 million of the shares of our common stock; or

º	such number of shares of our common stock that would result in Hanover beneficially owning more than 9.99% of our common stock after giving effect to such draw down.

We may not be able to satisfy these conditions and/or the other conditions to a draw down under the committed equity line financing facility. If we are unable to satisfy such conditions, we will not be able to sell any of our common stock pursuant to the committed equity line financing facility.

Our certificate of incorporation, Bylaws and Delaware law have anti-takeover provisions that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Our certificate of incorporation, Bylaws and Delaware law contain provisions which could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our shareholders. We are authorized to issue up to 5,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our Board of Directors without further action by shareholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

Provisions of our certificate of incorporation, Bylaws and Delaware law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a shareholder might consider favorable. Such provisions may also prevent or frustrate attempts by our shareholders to replace or remove our management. In particular, the certificate of incorporation, Bylaws and Delaware law, as applicable, among other things; provide the Board of Directors with the ability to alter the Bylaws without shareholder approval, and provide that vacancies on the Board of Directors may be filled by a majority of directors in office, although less than a quorum.

We are also subject to Section 203 of the Delaware General Corporation Law, which, subject to certain exceptions, prohibits “business combinations” between a publicly-held Delaware corporation and an “interested shareholder,” which is generally defined as a shareholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock for a three-year period following the date that such shareholder became an interested shareholder.

These provisions are expected to discourage certain types of coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of our company to first negotiate with its board. These provisions may delay or prevent someone from acquiring or merging with us, which may cause the market price of our common stock to decline.

Item 2. Properties.

Our corporate offices are currently located at 305 College Road East, Princeton, New Jersey 08540. On April 1, 2011, we entered into a Sublease Agreement for such office, which is an approximately 10,000 square foot leased facility in Princeton, NJ approximately 12 miles south of our prior location. The agreement has a termination date of November 29, 2015.

On March 13, 2013, we entered into a modification of the Sublease Agreement whereby all unpaid accrued lease amounts and future lease amounts through June 30, 2013, which we estimated to be approximately $450,000, would be satisfied by a payment in total of $200,000, with $100,000 paid on March 13, 2013 and $100,000 paid upon the close of our public offering in October 2013.  In addition, lease payments for the period July 1, 2013 through November 30, 2015 was reduced to a total of $20,000 per month.

Item 3. Legal Proceedings.

On March 22, 2013, the Company was notified that Brio Capital L.P. which we refer to as Brio, had filed a lawsuit against Advaxis, in the Supreme Court of the State of New York, County of New York, titled Brio Capital L.P. v. Advaxis Inc., Case No. 651029/2013, which we refer to as the Action. The complaint in the Action alleges, among other things, that Advaxis breached the terms of certain warrants to purchase shares of our common stock that we originally issued to Brio on October 17, 2007 and on June 18, 2009, , and that Brio has suffered damages as a result thereof. Brio’s complaint seeks (i) a preliminary and permanent injunction directing us to issue to Brio 21,742 shares of our common stock, along with the necessary corporate resolutions and legal opinions to enable Brio to sell such common stock publicly without restriction; and (ii) damages of at least $500,000 (in an amount to be determined at trial), along with interest, costs and attorneys’ fees related to the Action. On April 15, 2013, in partial resolution of the Brio lawsuit, we issued 21,742 shares of common stock and provided certain corporate resolutions and legal opinions necessary to enable Brio to sell such common stock publicly without restriction. On October 29, 2013, we entered into a settlement agreement with Brio to settle the remaining claims under the Action, which agreement was to become binding only when approved by the court at a fairness hearing. The parties later agreed to amend the settlement by the Company paying Brio $205,000 in full settlement of all claims related to this lawsuit in exchange for a release of claims and cancellation of the warrants.  The matter is now finally settled and the Action dismissed with prejudice.

On August 19, 2013, we entered into an agreement with Maxim Group LLC, or Maxim to terminate a July 2012 engagement agreement between the parties, pursuant to which Maxim asserted claims for unpaid fees related to the introduction of investors to us and services provided. As consideration for terminating the agreement, we agreed to pay Maxim approximately $589,000 in monthly installment payments in either cash or shares of our common stock, and a warrant to purchase 30,154 shares of our common stock at an exercise price of $4.90 per share. Additionally, in order to move the settlement forward, we reluctantly agreed to pay Maxim an additional $150,000 upon the completion of a contemplated public offering of securities. On September 17, 2013, we issued 25,582 shares of our common stock as an installment payment under this agreement and also issued the warrant to acquire 30,154 shares of our common stock at $4.90 per share, and on September 27, 2013, we issued 158,385 shares of our common stock to satisfy the remaining amount owed under this agreement. Maxim rejected the delivery of these 158,385 shares and claimed that we may not prepay our obligations under the agreement notwithstanding any language to the contrary in the agreement. Upon receipt of the rejected shares, Advaxis cancelled the issuance of such shares.  Upon the completion of our public offering in October 2103 we paid the aforementioned $150,000 and commenced final settlement of the disputed amounts owed. On or about November 14, 2013, Maxim initiated a a proceeding by confession of judgment  in New York State Court to recover monies it believes Advaxis owes it under the Termination Agreement in the amount of $484,709.50. On November 15, 2013, the New York County Clerk’s office entered a judgment in favor of Maxim. On or about November 22, 2013, Maxim mailed a Notice of Entry To Advaxis and  the parties decided to settle the dispute without any admission of liability or wrongdoing and on December 23, 2013 the parties executed a Settlement Agreement and Releases.  On December 27, 2013, we paid Maxim $285,000 in final settlement of all matters related to their claim.

In addition to the foregoing, we are from time to time involved in legal proceedings in the ordinary course of our business. We do not believe that any of these claims and proceedings against us is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market For Our Common Stock and Related Shareholder Matters.

From July 28, 2005, until October 2013 our common stock was quoted on the OTC Bulletin Board under the symbol ADXS.OB.  In October 2013, the company began trading on NASDAQ.   The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTC Bulletin Board; no NASDAQ price was required for presentation.  These bid prices represent prices quoted by broker-dealers on the OTC Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and, particularly because our common stock is traded infrequently, may not necessarily represent actual transactions or a liquid trading market.

Fiscal 2013	High	Low
Fourth Quarter (August 1, 2013 through October 31 , 2013)	$7.96	$2.70
Third Quarter (May 1, 2013 – July 31, 2013)	$7.50	$3.18
Second Quarter (February 1, 2013 – April 30, 2013)	$17.50	$8.75
First Quarter (November 1, 2012 – January 31, 2013)	$8.75	$3.75

Fiscal 2012	High	Low
Fourth Quarter (August 1, 2012 – October 31, 2012)	$10.00	$5.00
Third Quarter (May 1, 2012 – July 31, 2012)	$17.50	$8.75
Second Quarter (February 7, 2012 – April 30, 2012)	$18.75	$13.75
First Quarter (November 1, 2011 – January 31, 2012)	$22.50	$18.75

As of October 31, 2013, there were approximately 95 shareholders of record.  Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of shareholders of record. Based on information available to us, we believe there are approximately 3,500 beneficial owners of our shares of our common stock in addition to the shareholders of record. On January 17, 2014, the last reported sale price per share for our common stock as reported by NASDAQ was $5.33.

We have not paid or declared any cash dividends during the past two fiscal years or subsequent period prior to the filing of this annual report.

Recent Sales of Unregistered Securities

On November 5, 2012, the registrant issued and delivered to Socius 4,981 shares of its common stock in connection with a settlement agreement.

On November 12, 2012, the registrant issued and sold to Asher a convertible promissory note in the aggregate principal face amount of $153,500, for an aggregate purchase price of $153,500.

On November 14, 2012, the registrant delivered a convertible note to Magna in an aggregate principal amount of $58,823.53.

On November 23, 2012, the registrant delivered a convertible note to Magna in an aggregate principal amount of $111,111.11.

On December 5, 2012, Hanover exchanged the September 2012 Hanover Pipe Note and the October 2012 Hanover Pipe Note for notes that are convertible into shares of our common stock at a conversion price of $3.75 per share.

On December 6, 2012, the registrant delivered a convertible note to Magna in an aggregate principal amount of $170,588.22.

On December 6, 2012, the registrant issued and sold to Hanover a convertible promissory note in the aggregate principal face amount of $100,000, for an aggregate purchase price of $100,000. This note was converted into 26,667 shares of the registrant’s common stock in June 2013.

On December 13, 2012, the registrant entered into a securities purchase agreement with Tonaquint, Inc. pursuant to which it issued Tonaquint a convertible promissory note for the initial principal sum of $890,000. The registrant also issued Tonaquint a warrant to purchase that number of shares equal to 75% of the principal sum of $890,000 under the note issued to Tonaquint, which warrant expires 5-years from the issue date and provides for a variable exercise price per share as defined in the warrant agreement.

On December 21, 2012, the registrant issued an aggregate 360,000 shares of its common stock to Ironridge Global IV, Ltd. pursuant to a settlement agreement (92,883 of which were returned to the registrant as contemplated by the settlement agreement).

On January 2, 2013, the registrant granted Daniel J. O’Connor, its Chief Executive Officer, options to acquire 8,000 shares of its common stock at an exercise price of $3.63 per share, which expire 10-years after the grant date. No consideration was paid to the registrant by the recipient of the foregoing options for the grant of stock options.

On January 15, 2013, the registrant issued an accredited investor 2,400 shares of its common stock as payment for consulting services rendered.

On January 31, 2013, the registrant issued and sold an aggregate of 1,670 shares of its common stock to Mark J. Rosenblum, Robert G. Petit Ph.D., and Chris L. French, three of its executive officers, pursuant to its Employee Stock Purchase Plan for an aggregate purchase price of $8,769 in cash.

On February 11, 2013 the registrant issued and sold 3,428 shares of its common stock in a private placement to an accredited investor for a purchase price of $15,000.

On February 12, 2013, the registrant issued 64,000 shares of common stock to Hanover Holdings in connection with the settlement of a draw down pursuant to the Hanover Purchase Agreement, at a price of approximately $8.05 per share. The per share price for such shares was established under the terms of the Hanover Purchase Agreement. Total net proceeds of $515,520 were received in connection with this draw down.

On March 1, 2013, the registrant issued 96,000 shares of its common stock to Hanover in connection with the settlement of a draw down pursuant to the Purchase Agreement, at a price of approximately $11.87 per share. The per share price for such shares was established under the terms of the Purchase Agreement. Total net proceeds of $1,134,000 were received in connection with this draw down.

On March 14, 2013, the registrant granted options to certain of its officers and directors and employees to acquire an aggregate 134,600 shares of its common stock at an exercise price of $9.37 per share, which expire 10-years after the grant date. No consideration was paid to the registrant by the recipients of the foregoing options for the grant of stock options.

On April 29, 2013, the registrant issued 16,026 shares of its common stock to a former executive officer that had been earned but not previously issued.

On April 26, 2013, in a private placement, the registrant issued JMJ Financial a convertible promissory note with an aggregate principal amount of $800,000 for total consideration of $720,000 (or a 10% original issue discount). As of April 26, 2013, the registrant had only borrowed $425,000 from JMJ Financial under this convertible promissory note. JMJ Financial paid us $300,000 in cash and exchanged a promissory note with an aggregate principal amount of $125,000 that was issued to JMJ Financial on December 26, 2012 as consideration for the note. On June 27, 2013, the registrant borrowed an additional $116,667 under this convertible promissory note in exchange for $100,000 cash. On August 14, 2013, the registrant borrowed an additional $116,667 under this convertible promissory note in exchange for $100,000 cash.

On May 1, 2013, in a private placement pursuant to a note purchase agreement, the registrant issued Asher a convertible promissory note in the aggregate principal amount of $203,500, for a purchase price of $200,000.

On May 1, 2013, the registrant issued an accredited investor 3,600 shares of its common stock as payment for consulting services rendered.

On May 1, 2013, the registrant issued and sold an aggregate 1,291 shares of its common stock to certain employees, including Mark J. Rosenblum and Robert G. Petit, Ph.D, two of its executive officers, pursuant to its Employee Stock Purchase Plan for an aggregate purchase price of $6,779 in cash.

On May 23, 2013, the registrant issued an accredited investor 1,969 shares of its common stock as payment for consulting services rendered.

On May 22, 23, 28 and 29, 2013, the registrant issued 6,410, an aggregate 13,244, 7,092 and an aggregate 17,412 shares of its common stock, respectively, to Asher, upon conversion of $25,000, an aggregate $50,000, $25,000 and an aggregate $59,640, respectively, of principal amount of a convertible promissory note with an aggregate principal face amount of $153,500 that the registrant issued to Asher on November 12, 2012.

On June 11, 2013, the registrant issued 26,667 shares of its common stock upon conversion of the principal amount of a convertible promissory note with an aggregate principal face amount of $100,000 that was issued to Hanover in December 6, 2012.

On June 12, 2013, the registrant issued an aggregate 54,475 shares of its common stock to its non-employee Directors, which shares had been earned under the registrant’s Directors’ compensation program but not previously issued.

On June 17, 2013, the registrant issued an accredited investor 32,600 shares of its common stock as payment for consulting services rendered.

On June 21, 2013 the registrant entered into a Securities Purchase Agreement with Redwood Management, LLC, or Redwood, providing for the issuance and sale of up to $555,555.55 of aggregate principal amount of 5% convertible debentures to Redwood, and, pursuant to the exemption from registration provided by Section 4(2), it issued Redwood Bridge notes with a stated principal amount of $277,777.77 for total consideration of $250,000 in cash.

On July 24, 2013, in a private placement pursuant to a note purchase agreement, the registrant issued Asher a convertible promissory note in the aggregate principal amount of $103,500, for a purchase price of $100,000.

On July 25, 2013, the registrant issued Tonaquint an aggregate 27,583 shares of its common stock upon partial conversion of the notes issued to Tonaquint in December 2012.

On August 9, 2013, the registrant issued 30,000 shares of its common stock to JMJ Financial upon conversion of $67,515 of principal and interest of a convertible promissory note issued to JMJ Financial in April 2013.

On August 14, 2013, the registrant issued Tonaquint an aggregate 33,309 shares of its common stock upon partial conversion of the notes issued to Tonaquint in December 2012.

On August 20, 2013, in a private placement pursuant to a note purchase agreement, the registrant issued an accredited investor a secured convertible promissory note in the aggregate principal amount of $108,000, for a purchase price of $100,000. On September 18, 2013, the promissory note was amended and restated to increase the aggregate principal amount to $258,000 and remove the conversion feature for which the registrant received $150,000 in cash. The registrant also issued the accredited investor lender 12,000 shares of its common stock.

On August 28, 2013, pursuant to a Securities Purchase Agreement, the registrant issued Yenson Company Ltd., an accredited investor, 45,353 shares of its common stock and warrants to purchase 22,161 shares of its common stock, at an exercise price of $2.76 per share, which warrant expires 3 years from the date of the agreement, for $100,000 in cash.

On September 4, 2013, the registrant issued JMJ Financial, in a private placement, an $800,000 convertible promissory note and 19,231 restricted shares of its common stock. The face amount of the note reflects an aggregate principal amount of $800,000 for total consideration of $720,000 (or a 10% original issue discount). However, the registrant has currently only borrowed $500,000 from JMJ Financial under this convertible promissory note, all of which JMJ Financial paid in cash.

On September 9, 2013, the registrant issued 21,000 shares of its common stock to JMJ Financial upon conversion of $39,690 of principal and interest of a convertible promissory note issued to JMJ Financial in April 2013.

On September 11, September 12 and September 25, 2013, the registrant issued Tonaquint an aggregate 55,387, 46,816 and 49,157 shares, respectively, of its common stock upon conversion of an aggregate $334,736 of notes issued to Tonaquint in December 2012.

On September 17, 2013, the registrant issued 25,582 shares of its common stock to Maxim, an accredited investor as an installment payment under an engagement letter termination agreement and also issued the accredited investor a 2-year warrant to acquire 30,154 shares of its common stock at $4.90 per share pursuant to such agreement, and on September 27, 2013, the registrant issued 158,385 shares of its common stock as payment in full of its remaining obligation under the settlement agreement.

On September 18, 2013, the registrant issued 20,438 shares of its common stock to JMJ Financial upon conversion of $38,628 of principal and interest a convertible promissory note issued to JMJ Financial in April 2013.

On September 26, 2013, the registrant agreed to issue 33,750 shares of its common stock to an accredited investor in connection with the settlement of a dispute under a prior agreement.

On September 26, 2013, the registrant entered into a debt conversion and repayment agreement with Thomas A. Moore, a Director and former Chief Executive Officer, that provides for the automatic conversion upon the closing of the October 2013 offering of approximately $162,659. Accordingly, on October 31, 2013 Mr. Moore received 19,231 shares of our common stock.

On September 27, 2013, the registrant agreed to issue 125,000 shares of its common stock to Redwood Management, LLC, upon conversion of $277,778 of a convertible promissory note issued June 2013 in a bridge financing.

On October 8, 2013, the registrant issued Tonaquint 30,431 shares of its common stock upon conversion of $65,000 of notes issued to Tonaquint in December 2012.

On October 10, 2013, the registrant agreed to issue an affiliate of Tonaquint an aggregate of 314,252 shares of its common stock in exchange for the warrant issued to Tonaquint in December 2012, which was subsequently cancelled. In addition, on October 11, 2013, the registrant issued an affiliate of Tonaquint 184,735 shares of its common stock upon conversion of the remaining outstanding principal amount under the convertible promissory notes issued to Tonaquint in December 2012.

On October 16, 2013, we entered into an accelerated conversion and note termination agreement with JMJ Financial whereby it agreed to exchange all of its outstanding convertible promissory notes (which had an aggregate principal amount of approximately $1,167,000), plus fees of approximately $400,000 for accelerated conversion, note termination and a lock-up, for an aggregate of 783,333 restricted shares of our common stock. JMJ Financial also agreed to certain lock-up restrictions with respect to such shares. Accordingly, JMJ Financial agreed not to sell any of such shares until 60 days after the date of the agreement, following which, until 90 days after the date of the agreement, it agreed to limit the number of such shares it sells on any day to 10% of the trading volume on such day. JMJ Financial also agreed not to engage in any short sales of our common stock at any time. On October 31, 2013 the Company issued 19,231 shares to JMJ Financial in payment of a $50,000 fee to enter into the accelerated conversion and note termination agreement.

On November 7, 2013, the registrant issued an accredited investor 100,000 shares of its common stock for consulting services rendered.

On November 13, 2013, the registrant issued and sold an aggregate of 1,781 shares of its common stock to Robert Petit, Chris French, and Sharon Saranczak, three of its employees, pursuant to its Employee Stock Purchase Plan for an aggregate purchase price of $5,371 in cash.

On November 18, 2013, the registrant issued an aggregate 51,546 shares of common stock to its non-employee Directors, as part of their fiscal year 2014 director compensation.

On November 22, 2013, the registrant issued to the designees of an accredited investor 12,000 shares of its common stock for consulting services rendered.

On December 9, 2013, the registrant issued an accredited investor 25,000 shares of its common stock for consulting services rendered.

On December 9, 2013, the registrant issued an accredited investor 1,383 shares of its common stock for consulting services rendered.

On December 9, 2013, the registrant issued an accredited investor 15,000 shares of its common stock for consulting services rendered.

On December 13, 2013, the registrant issued 37,500 shares of which  19,592 shares were forfeited  (in order to pay withholding taxes) resulting in a net issuance of 17,908 shares of our common stock to a current executive officer as part of an overall 150,000 share inducement grant pursuant to an employment agreement.

On January 7, 2014, the registrant issued executive officers 21,389 shares of its common stock under the 2011 Omnibus Incentive Plan as part of the Company’s equity compensation.

On January 9, 2014, the registrant issued an accredited investor 750 shares of its common stock for consulting services rendered.

On January 14, 2014, the registrant issued executive officers 63,949 shares of its common stock under the 2011 Omnibus Incentive Plan as part of the Company’s equity compensation.

During the fiscal year ended October 31, 2013 and thereafter, the registrant has issued unregistered securities to the persons, as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and the registrant believes that, except as set forth below, each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder. All recipients had adequate access, though their relationships with the registrant, to information about the registrant.

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans at October 31, 2013:

Plan category	Number of shares of common stock to be issued on exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the previous columns)
Equity compensation plans approved by security holders	467,923	$16.00	467,923

Equity compensation plans not approved by security holders	-	$-	-

Total	467,923	$16.00	467,923

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

ADXS-HPV, Advaxis’ lead immunotherapy for the treatment of HPV-associated cancers, demonstrated improved survival and objective tumor responses in a completed Phase 2 trial in 110 patients with recurrent cervical cancer (India). Advaxis is now planning the registrational program for ADXS-HPV. ADXS-HPV is also being evaluated in other HPV-associated cancers including a Phase 2 in advanced cervical cancer (GOG, largely underwritten by the NCU, U.S.), two Phase 1/2 studies in head & neck cancer (one underwritten by CRUK, U.K. and the other with the ISMMS, U.S.), and a Phase 1/2 in anal cancer (BrUOG, U.S.)  ADXS-HPV has orphan drug designation for both anal cancer and head and neck cancer. In addition, we have developed immunotherapies for prostate cancer and HER2 overexpressing cancers (such as breast, gastric and other cancers in humans and osteosarcoma in canines). Over fifteen distinct constructs are in various stages of development, developed directly by us and through strategic collaborations with recognized centers of excellence.

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

If we fail to raise a significant amount of capital, we may need to significantly curtail operations or cease operations in the near future. Any sale of our common stock or issuance of rights to acquire our common stock below $9.24 per share (as may be further adjusted) with respect to certain of our outstanding warrants will trigger dilution due to the anti-dilution protection provisions contained therein.

We have sustained losses from operations in each fiscal year since our inception, and we expect these losses to continue for the indefinite future, due to the substantial investment in research and development. As of October 31, 2013 and October 31, 2012 we had an accumulated deficit of $70,465,823 and $47,601,427, respectively and shareholders’ equity of $18,002,142 and shareholders’ deficiency of $5,962,724, respectively. Our research and development costs decreased from approximately $6.6 million for the year ended October 31, 2012 to approximately $5.6 million for the year ended October 31, 2013. We expect to incur significant additional costs. The timing and estimated costs of these projects are difficult to predict. We may attempt to accelerate the timing of the required financing and, conversely, if the trial or trials are not successful we may slow our spending and defer the timing of additional financing. While we will attempt to attract corporate partnership and grants, we have not assumed the receipt of any additional financial resources in our cash planning.

To date, we have outsourced many functions of drug development including manufacturing and clinical trial management. Accordingly, the expenses for these outsourced services account for a significant amount of our accumulated loss. We cannot predict when, if ever, any of our immunotherapies will become commercially viable or approved by the U.S. Food and Drug Administration, or FDA. We expect to spend substantial additional sums on continued research and development of proprietary products and technologies, including conducting clinical trials for our immunotherapies, with no certainty that our immunotherapies will become commercially viable or profitable as a result of these expenditures.

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

Plan of Operations

We intend to use the majority of the proceeds from our recent raise to advance ADXS-HPV over the next two to five years, through registrational Phase 3 trials and regulatory approval(s) in the United States and relevant markets for the treatment of women with cervical cancer. The preliminary data from our completed Phase 2 clinical trial of ADXS-HPV in patients with recurrent cervical cancer demonstrate that ADXS-HPV is an active agent in this disease setting with a manageable safety profile. We also anticipate using the funds to further our preclinical and clinical research and development efforts in developing immunotherapies for the treatment of head and neck cancer, anal cancer, prostate cancer, HER2 overexpressing cancers in dogs and for general and administrative activities.

Our strategy is to maintain and fortify a leadership position in the discovery, acquisition and development of Lm -LLO immunotherapies that target for cancer and infectious disease. The fundamental goals of our business strategy include the following:

•
Be the first immunotherapy company to commercialize a therapeutic HPV-associated oncology drug. Because we believe ADXS-HPV is the most clinically advanced cervical cancer immunotherapy, we aim to fortify our leadership position and be the first to commercialize our Lm -LLO immunotherapy for this unmet medical need.

•
Develop and commercialize ADXS-HPV in multiple HPV-associated cancers.   We plan to advance ADXS-HPV through registrational Phase 3 trials and regulatory approval in the United States and relevant markets for the treatment of cervical cancer. If successful, we plan to submit a Biologics License Application, or BLA, to the FDA as the basis for marketing approval in the United States of ADXS-HPV for the treatment of cervical cancer. HPV, the target for ADXS-HPV, is expressed on a wide variety of cancers including cervical, head and neck, anal, vulva, vaginal, and penile. Accordingly, we believe that ADXS-HPV should be active in these HPV-associated cancers and these indications could represent significant market opportunities for ADXS-HPV.

•
Obtain Orphan Drug Designation with the FDA and the EMEA for ADXS-HPV for use in the treatment of invasive cervical cancer, head and neck cancer and anal cancer.   In June 2013, we filed three applications for Orphan Drug Designation with the FDA for ADXS-HPV for the treatment of anal cancer (granted August 2013), head and neck cancer (granted November 2013), invasive cervical cancer (denied in October 2013 as the target population estimate exceeded the statutory maximum allowed.  In January 2014, a telecon meeting was conducted with the FDA to discuss the orphan drug designation request and subsequent denial for ADXS-HPV for invasive cervical cancer.  We intend to submit a new application based on the discussions.with the FDA). Orphan status is granted by the FDA to promote the development of products that demonstrate promise for the treatment of rare diseases affecting fewer than 200,000 individuals in the United States annually, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan drug designation would entitle our company to a seven-year period of marketing exclusivity in the United States to the extent our request is approved by the FDA, and would enable us to apply for research funding, tax credits for certain research expenses, and a waiver from the FDA’s application user fee. Orphan drug status in the European Union has similar but not identical benefits in that jurisdiction.

•
Obtain Breakthrough Therapy Designation for ADXS-HPV for the treatment of invasive cervical cancer.   On October 7, 2013, we submitted a request for breakthrough therapy designation (BTD) to the IND for ADXS-HPV in the treatment of invasive cervical cancer. The FDA denied the request in December 2013, but stated that a new request may be submitted if we obtain new clinical evidence that supports BTD. A drug that is designated as a breakthrough therapy drug is: intended alone or in combination with one or more other drugs to treat a serious or life threatening disease or condition; and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If our drug is designated as breakthrough therapy, it will receive all the benefits of fast track designation (opportunities for frequent interactions with the FDA review team, opportunity for a 6-month priority review if supported by clinical data at the time of the BLA submission), potential for a review of portions of the marketing application prior to submitting a complete BLA, intensive guidance on an efficient drug development program, organizational commitment involving senior managers at the FDA in a proactive, collaborative, cross-disciplinary review, will expedite the development and review of such drug.

•
Develop ADXS-PSA in prostate cancer.   We plan to advance ADXS-PSA into a Phase 1 dose escalation trial in the first half of 2014 to determine the maximum tolerated dose for the treatment of patients with prostate cancer.

•	Develop ADXS-cHER2 in breast cancer. We plan to advance ADXS-cHER2 into a Phase 1 dose escalation trial in the second half of 2014 to determine the maximum tolerated dose for the treatment of patients with breast cancer.

•	Develop scale-up and commercial manufacturing processes. We plan to develop scale-up and commercial manufacturing processes, including the development of a lyophilized dosage form.

•
Expand the market for Advaxis Lm-LLO immunotherapies to the treatment of companion animals.  We intend to enter into partnerships with animal health companies to develop and commercialize Advaxis Lm-LLO immunotherapies for companion animals.

42

•
Leverage our proprietary discovery platform to identify new therapeutic immunotherapies.    We intend to utilize our proprietary discovery platform to identify new antigen-associated product candidates. We may conduct some of these efforts internally and/or leverage our platform to forge strategic collaborations. We have utilized our proprietary discovery platform to identify a number of preclinical product candidates and may initiate studies to support IND submissions either alone or in collaboration with strategic partners. Specifically, we intend to conduct research relating to the development of the next generations of our Lm -LLO immunotherapies using new antigens of interest; improving the Lm -LLO based platform technology by developing new strains of Listeria that may be more suitable as live vaccine vectors; developing bivalent Lm -LLO immunotherapies; further evaluating synergy of Lm -LLO immunotherapies with cytotoxic therapies and continuing to develop the use of LLO as a component of a fusion protein based immunotherapy. We currently have over 15 distinct immunotherapies in various stages of development, developed directly by us and through strategic collaborations with recognized centers of excellence. These include but are not limited to the following Advaxis immunotherapy and corresponding tumor antigen: ADXS11-001/HPV16-E7, ADXS31-142/Prostate Specific Antigen, ADXS31-164/HER2/neu Chimera, Lm -LLO-HMW-MAA/HMW-MAA, C-terminus fragment, Lm -LLO-ISG15/ISG15, Lm -LLO CD105/Endoglin, Lm -LLO-flk/VEGF and Bivalent Therapy, HER-2-Chimera/HMW-MAA-C. We will continue to conduct preclinical research to develop additional Lm -LLO constructs to expand our platform technology and may develop additional distinct immunotherapies in the future. Our growth strategy is to expand from the ADXS-HPV franchise into larger cancer indications such as prostate and breast cancer to further validate the robustness and versatility of the platform technology and to develop immunotherapies that we believe to be of interest to big pharmaceutical partners. We also intend to further expand the research and development programs to provide multiple biomarker-specific products with applications across multiple tumor types that express those biomarkers. Additionally, we plan to partner with or acquire a target discovery company, develop multiple constructs targeting numerous biomarker targets to deliver the promise of biomarker driven multi-targeted immunotherapies. The overall goal with each patient is to: biopsy the patient’s tumor; identify which biomarkers are expressed; treat the patient with our immunotherapies that hit multiple targets simultaneously, adding in the ability to adjust an individual’s immunotherapy over time based on changes in the tumor. We believe that if successful, this has the potential to revolutionize the treatment of cancer.

•
Enter into commercialization collaborations for ADXS-HPV.   If ADXS-HPV is approved by the FDA and other regulatory authorities for first use, we plan to either enter into commercial partnerships, joint ventures, or other arrangements with competitive or complementary companies, including pharmaceutical companies or commercialize these products ourselves in North America and Europe through direct sales and distribution.

•
Develop commercialization capabilities in India, China, South America, North America and Europe.   We believe that the infrastructure required to commercialize our oncology products is relatively limited, which may make it cost-effective for us to internally develop a marketing effort and sales force. If ADXS-HPV is approved by the FDA and other regulatory authorities for first use and we do not enter into commercial partnerships, joint ventures, or other arrangements with competitive or complementary companies, including pharmaceutical companies, we plan to commercialize these products ourselves in North America and Europe through direct sales and distribution. However, we will remain opportunistic in seeking strategic partnerships in these and other markets when advantageous.

•
Continue to both leverage and strengthen our intellectual property portfolio.   We believe we have a strong intellectual property position relating to the development and commercialization of Lm -LLO immunotherapies. We plan to continue to leverage this portfolio to create value. In addition to strengthening our existing intellectual property position, we intend to file new patent applications, in-license new intellectual property and take other steps to strengthen, leverage, and expand our intellectual property position.

Short-Term Strategic Goals and Objectives

During the next 12 months, our strategic goals and objectives include the following:

•	Report final results from the completed Phase 2 clinical trial conducted in India with ADXS-HPV in the treatment of recurrent cervical cancer;

•	Initiate Phase 1/2 high-dose clinical trial in patients with recurrent cervical cancer;

•	Conduct an end of Phase 2 meeting with the FDA and submit a Special Protocol Assessment for ADXS-HPV;

•	Initiate global Phase 3 study in recurrent cervical cancer with ADXS-HPV;

•	Initiate Phase 1 study with ADXS-PSA in prostate cancer;

•	Initiate Phase 1 study with ADXS-cHER2 in breast cancer;

•	Initiate Phase 1 study with ADXS-HPV in HPV-associated lung cancer through our partner GBP in Asia;

•	Continue to support the Phase 2 clinical trial of ADXS-HPV in the treatment of advanced cervical cancer with the GOG, largely underwritten by the NCI;

•	Continue our collaboration with the BrUOG to support the Phase 1/2 clinical trial of ADXS-HPV in the treatment of anal cancer, entirely underwritten by the BrUOG;

•
Continue our collaboration with the Icahn School of Medicine at Mount Sinai (ISMMS) to support the Phase 1/2 study with ADXS-HPV in patients with head and neck cancer; seek to conduct Advisory Board with key opinion leaders;

•	Report data from Mount Sinai Phase 1 study;

•	Discuss development plan for ADXS-HPV in anal cancer with the FDA in light of Orphan Drug Designation;

•	Discuss development plan for ADXS-HPV in head and neck cancer with the FDA in light of Orphan Drug Designation;

•	Obtain Orphan Drug Designation for ADXS-HPV for the treatment of invasive cervical cancer;

•	Submit IND for ADXS-PSA for the treatment of prostate cancer;

•	Submit IND for ADXS-cHER2 for the treatment of breast cancer;

•	Continue our collaboration with the School of Veterinary Medicine at the University of Pennsylvania to support the Phase 1/2 clinical trial of ADXS-cHER2 in canine osteosarcoma;

•	Continue the preclinical development of additional Lm -LLO constructs as well as research to expand our platform technology;

•	Continue to develop and maintain strategic and development collaborations with academic laboratories, clinical investigators and potential commercial partners; and

•	Continue to actively pursue our global commercialization strategy by executing a second ex-US ADXS-HPV regional licensing deal with another market dominant biopharmaceutical company.

Our projected annual staff, overhead, laboratory and nonclinical expenses are estimated to increase significantly in fiscal year beginning November 1, 2013. The timing and estimated costs of these projects are difficult to predict. We may attempt to accelerate the timing of the required financing and, conversely, if the trial or trials are not successful we may slow our spending and defer the timing of additional financing. While we will attempt to attract a corporate partnership and grants, we have not assumed the receipt of any additional financial resources in our cash planning.

We anticipate that our research and development expenses will increase significantly as a result of our expanded development and commercialization efforts related to clinical trials, drug development, and development of strategic and other relationships required ultimately for the licensing, manufacture and distribution of our immunotherapies.

Results of Operations

Fiscal Year 2013 Compared to Fiscal Year 2012

Revenue

We recorded no revenue for the years ended October 31, 2013 and October 31, 2012.

Research and Development Expenses

Research and development expenses decreased by approximately $1,024,000 to approximately $5,622,000 for the fiscal year ended October 31, 2013 as compared with approximately $6,646,000 for the same period a year ago. This is primarily attributable to clinical trial expenses, which decreased in the current year resulting from lower manufacturing costs due to the near completion of dosing patients in our India trial and less clinical trial activity.

We anticipate a significant increase in research and development expenses as a result of expanded development and commercialization efforts primarily related to clinical trials and product development. In addition, expenses will be incurred in the development of strategic and other relationships required to license manufacture and distribute our product candidates.

General and Administrative Expenses

General and administrative expenses increased by approximately $3,383,000 to approximately $9,072,000 for the fiscal year ended October 31, 2013 as compared with approximately $5,689,000 for the same period a year ago. This was primarily the result of noncash expenses related to the issuance of shares of our common stock under various agreements entered into in the current period as well as an increase in stock-based compensation related to the issuance of additional options to employees, consultants and directors. In addition, we incurred higher legal and consulting costs in the current period when compared with the same period a year ago.

Interest Expense

For the fiscal year ended October 31, 2013, interest expense decreased significantly to approximately $988,000 from $4,537,000 in the same period a year ago, which decrease is largely a result of the May 2012 exchange of approximately $4.5 million aggregate principal value of convertible promissory notes for shares of our common stock and warrants and the conversion of approximately $3.95 million aggregate principal value of various convertible promissory notes into shares of our common stock during the fiscal year ended October 31, 2013. Of the $3.95 million in aggregate principal converted during the twelve months ended October 31, 2013, approximately $2.23 million was outstanding at October 31, 2012. In addition, in the period a year ago, we recorded interest expense of approximately $500,000 related to the issuance of shares to JMJ Financial under a previously disclosed Settlement Agreement, resulting in non-cash expense from the recognition of a beneficial conversion feature.

 Other Expense/Income

Other expense was $70,876 for the twelve months ended October 31, 2013 as a result of approximately $5,400 in interest income from payments made to us under the terms of a convertible promissory note and interest earned on savings, more than offset by expense of approximately $76,300 related to unfavorable changes in foreign exchange rates relating to transactions with certain vendors.

Other income was approximately $12,000 for the fiscal year ended October 31, 2012 as a result of favorable changes in foreign exchange rates relating to transactions with certain vendors.

Gain (Loss) on Note Retirement, Warrant Exchanges and Accounts Payable

For the twelve months ended October 31, 2013, we recorded a charge to income of approximately $3,455,000 primarily resulting from non-cash charges incurred related to the conversion of approximately $3.95 million aggregate principal value of various convertible promissory notes into shares of our common stock by investors. This expense was slightly offset by income earned on the settlement of outstanding payables with shares of our common stock or at a discount.

45

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

Changes in Fair Values

For the twelve months ended October 31, 2013, we recorded non-cash expense of approximately $1.5 million. This was primarily the result of non-cash expense of approximately $0.2 million from the mark-to-market of our convertible promissory notes, accounted for under fair value accounting. In addition, we recorded non-cash expense of approximately $1.3 million from changes in the fair value of the warrant liability resulting from an increase in the fair value of each liability warrant due to an increase in our share price from $5.63, at October 31, 2012 to $9.00 at January 31, 2013 in addition to a larger range of share prices used in the calculation of the BSM Model volatility input and the number of outstanding liability warrants increasing during the current period compared to the same period a year ago.

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

Income Tax Benefit

We may be eligible, from time to time, to receive cash from the sale of our NOLs under the State of New Jersey NOL Transfer Program.   In the twelve months ended October 31, 2013, we received a net cash amount of approximately $725,000 from the sale of our state NOLs and research & development tax credits for the periods ended October 31, 2010 and 2011.

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

On December 20, 2013, the Company received notice that it had been preliminarily approved to transfer and sell its available Net Operating Losses (“NOL”) and R&D tax credits for the years ended October 31, 2009, 2010 and 2011. On January 17, 2014, the Company received $625,563 from the transfer and sale of these NOL’s and R&D tax credits.

Liquidity and Capital Resources

Since our inception through October 31, 2013, we have reported accumulated net losses of approximately $70.5 million and recurring negative cash flows from operations. We anticipate that we will continue to generate significant losses from operations for the foreseeable future.

Cash used in operating activities for the year ended October 31, 2013 was approximately $8.7 million, resulting primarily from spending associated with our clinical trial programs and general & administrative expenses.

Cash used in investing activities for the year ended October 31, 2013 was approximately $296,000 resulting from legal cost spending in support of our intangible assets (patents) and costs paid to Penn for patents.

Cash provided by financing activities for the year ended October 31, 2013 was approximately $29.6 million, primarily consisting of net proceeds received from the sale of common stock ($27.4 million), net proceeds from the sale of convertible promissory notes ($2.0 million) and the exercise of warrants ($0.1 million).

On October 22, 2013, the Company closed of its public offering of 6,612,500 shares of common stock, and warrants to purchase up to an aggregate of 3,306,250 shares of its common stock, at a price to the public of $4.00 per share and $0.001 per warrant. The warrants have a per share exercise price of $5.00, 125% of the public offering price of the common stock, are exercisable immediately, and expire five years from the date of issuance. Total gross proceeds from the offering were approximately $26,500,000, before deducting underwriting discounts and commissions and other offering expenses payable by the Company.  Advaxis, Inc. expects to use the net proceeds received from this offering to fund its research and development activities and for working capital and general corporate purposes, including the repayment of certain indebtedness and other liabilities.

The shares and warrants of Advaxis, Inc.began trading on The NASDAQ Capital Market under the symbols ‘‘ADXS’’ and ‘‘ADXSW,’’ respectively on October 17, 2013. In connection with its listing on The NASDAQ Capital Market, Advaxis, Inc.’s common stock will cease trading on the OTCQB

For the twelve months ended October 31, 2013, we issued to certain accredited investors convertible promissory notes in the aggregate principal amount of approximately $2,991,776 for an aggregate net purchase price of approximately $2,963,400. These convertible promissory notes were issued with either original issue discounts ranging from 15% to 25% or are interest-bearing and are convertible into shares of our common stock. Some of these convertible promissory notes were issued along with warrants. These convertible promissory notes have been paid or converted into shares of our common stock during the twelve months ended October 31, 2013. In addition, during the twelve months ended October 31, 2013, Mr. Moore loaned our company $11,200 under the Moore Notes (see Note 8 to our financial statements appearing elsewhere in this Annual Report on Form 10-K for more information regarding the Moore Notes).

During the twelve months ended October 31, 2013, we issued 359,224 shares of our common stock to Hanover in connection with the settlement of drawdowns pursuant to the Hanover Purchase Agreement, at prices ranging from approximately $2.81 to $7.48 per share. The per share price for such shares was established under the terms of the Hanover Purchase Agreement. We received total net proceeds of approximately $2,964,140 in connection with these drawdowns.

During the twelve months ended October 31, 2013, we issued 17,657 shares of our common stock, to accredited investors, through Securities Purchase Agreements, at a price per share of $4.375, resulting in total net proceeds of $77,250. In addition, the Company received, through a Securities Purchase Agreement, $100,000 and will issue approximately 45,300 shares of its common stock in the first fiscal quarter of 2014.

For the year ending October 31, 2013, we received proceeds of $94,444 resulting from the exercise of approximately 8,889 warrants at an exercise price of $10.625.

For the year ending October 31, 2013, we repaid a total of approximately $691,000 in principal value and interest of convertible promissory notes.

Our limited capital resources and operations to date have been funded primarily with the proceeds from public, private equity and debt financings, NOL tax sales and income earned on investments and grants. We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future, due to the substantial investment in research and development. As of October 31, 2013 and October 31, 2012 we had an accumulated deficit of $70,465,823 and $47,601,427, respectively and shareholders’ equity of $18,002,142 and shareholders’ deficiency of $5,962,724, respectively.

The Company believes its current cash position is sufficient to fund its business plan for the next eighteen months. Subsequent to October 31, 2013, the Company plans to continue to raise additional funds through the sales of debt and/or equity securities.

The Company recognizes it will need to raise additional capital over and above the amount raised during October 2013 in order to continue to execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to scale back its business plan, extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Off-Balance Sheet Arrangements

As of October 31, 2013, we had no off-balance sheet arrangements.

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

New Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Other Comprehensive Income.” ASU 2013-02 finalized the reporting for reclassifications out of accumulated other comprehensive income, which was previously deferred, as discussed below. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, they do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is also required to present on the face of the financials where net income is reported or in the footnotes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Other amounts need only be cross-referenced to other disclosures required that provide additional detail of these amounts. The amendments in this update are effective for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position, operations or cash flow.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” Under this new guidance, companies must present this unrecognized tax benefit in the financial statements as a reduction to deferred tax assets created by net operating losses or other tax credits from prior periods that occur in the same taxing jurisdiction. If the unrecognized tax benefit exceeds such credits it should be presented in the financial statements as a liability. This update is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2013. The adoption of this standard is not expected to have a material effect on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Changes in Internal Control Over Financial Reporting

During the fiscal year ended October 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Assessment of the Effectiveness of Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act.  Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2013 on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 1992).  Based on this evaluation, management has determined that as of October 31, 2013, there were no material weaknesses in our internal control over financial reporting and that our internal control over financial reporting was effective.

Attestation Report of our Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because we are a “smaller reporting company.” Our management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

Item 9B: Other Information.

None

PART III

Item 10:  Directors, Executive Officers and Corporate Governance.

The information required under this item will be set forth in the Company’s Form 10-K/A or proxy statement to be filed with the Securities and Exchange Commission on or before February 28, 2014 and is incorporated herein by reference.

Item 11:  Executive Compensation.

The information required under this item will be set forth in the Company’s Form 10-K/A or proxy statement to be filed with the Securities and Exchange Commission on or before February 28, 2014 and is incorporated herein by reference.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required under this item will be set forth in the Company’s Form 10-K/A or proxy statement to be filed with the Securities and Exchange Commission on or before February 28, 2014 and is incorporated herein by reference.

Item 13:  Certain Relationships and Related Transactions, and Director Independence.

The information required under this item will be set forth in the Company’s Form 10-K/A or proxy statement to be filed with the Securities and Exchange Commission on or before February 28, 2014 and is incorporated herein by reference.

Item 14:  Principal Accountant Fees and Services.

The information required under this item will be set forth in the Company’s Form 10-K/A or proxy statement to be filed with the Securities and Exchange Commission on or before February 28, 2014 and is incorporated herein by reference.

PART IV

Item 15: Exhibits and Financial Statements Schedules.

See Index of Exhibits below. The Exhibits are filed with or incorporated by reference in this report.

(a) Exhibits.   The following exhibits are included herein or incorporated herein by reference.

Exhibit Number	Description of Exhibits
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

4.4	Form of Amended and Restated Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K/A filed with the SEC on February 11, 2010.

4.5
Form of Common Stock Purchase Warrant, issued in the junior bridge financing. Incorporated by reference to Exhibit 4.12 to Registration Statement on Form S-1 (File No. 333-162632) filed with the SEC on October 22, 2009.

4.6	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on June 19, 2009.

4.7	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K/A filed with the SEC on February 11, 2010.

4.8	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on November 12, 2010.

4.9	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on May 9, 2011.

Exhibit Number	Description of Exhibits
4.10	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on August 31, 2011.

4.11	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on November 2, 2011.

4.12	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on January 5, 2012.

4.13
Form of Common Stock Purchase Warrant issued pursuant to the Exchange Agreements, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

4.14
Form of Common Stock Purchase Warrant issued pursuant to the Note Purchase Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

4.15
Form of Common Stock Purchase Warrant issued to Dr. James Patton. Incorporated by reference to Exhibit 4.23 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-183682) filed with the SEC on September 11, 2012.

4.16
Form of Secured Promissory Note issued pursuant to the Securities Purchase Agreement, dated as of December 13, 2012, by and between Advaxis, Inc. and Tonaquint, Inc. Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed with the SEC on March 25, 2013.

4.17
Form of Warrant to Purchase Shares of Common Stock issued pursuant to the Securities Purchase Agreement, dated as of December 13, 2012, by and between Advaxis, Inc. and Tonaquint, Inc. Incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q filed with the SEC on March 25, 2013.

4.18
Form of Warrant Agency Agreement by and between Advaxis, Inc. and Securities Transfer Corporation and Form of Warrant Certificate. Incorporated by reference to Exhibit 4.18 to Registration Statement on Form S-1/A (File No. 333-188637) filed with the SEC on September 27, 2013.

4.19	Form of Representative’s Warrant. Incorporated by reference to Exhibit 4.19 to Registration Statement on Form S-1/A (File No. 333-188637) filed with the SEC on September 27, 2013.

4.20
Form of Warrant to Purchase 30,154 Shares of Common Stock issued September 17, 2013 pursuant to an engagement letter termination agreement. Incorporated by reference to Exhibit 4.20 to Registration Statement on Form S-1/A (File No. 333-188637) filed with the SEC on September 27, 2013.

4.21
Form of Warrant Agency Agreement between Advaxis, Inc. and Securities Transfer Corporation dated October 22, 2013 and Form of Warrant Certificate. Incorporated by reference to Exhibits 10.1 and 10.2 to Current Report on Form 8-K filed with the SEC on October 22, 2013.

Exhibit Number	Description of Exhibits
10.1	2004 Stock Option Plan of the registrant. Incorporated by reference to Exhibit 4.1 to Report on Form S-8 filed with the SEC on December 1, 2005.

10.2	2005 Stock Option Plan of the registrant. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on May 15, 2006.

10.3
License Agreement, between the Trustees of the University of Pennsylvania and the registrant dated as of June 17, 2002, as Amended and Restated on February 13, 2007. Incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-KSB filed with the SEC on February 13, 2007.

10.4
Sponsored Research Agreement dated November 1, 2006 by and between the Trustees of the University of Pennsylvania (Dr. Paterson Principal Investigator) and the registrant. Incorporated by reference to Exhibit 10.44 to Annual Report on 10-KSB filed with the SEC on February 13, 2007.

10.5
Agreement, dated July 7, 2003, by and between Cobra Biomanufacturing PLC and Advaxis, Inc. Incorporated by reference to Exhibit 10.16 to Pre-Effective Amendment No. 4 filed on June 9, 2005 to Registration Statement on Form SB-2 (File No. 333-122504).

10.6
Employment Agreement, dated March 1, 2005, by and between John Rothman and the registrant. Incorporated by reference to Exhibit 10.25 to Pre-Effective Amendment No. 2 filed on April 8, 2005 to Registration Statement on Form SB-2/A (File No. 333-122504).

10.7
Royalty Agreement, dated as of May 11, 2003, by and between Cobra Bio-Manufacturing PLC and the registrant. Incorporated by reference to Exhibit 10.28 to Pre-Effective Amendment No. 4 filed on June 9, 2005 to Registration Statement on Form SB-2 (File No. 333-122504).

10.8	Employment Agreement dated August 21, 2007 between the registrant and Thomas Moore. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on August 27, 2007.

10.9
Note Purchase Agreement, dated September 22, 2008 by and between Thomas A. Moore and the registrant. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 30, 2008.

10.10
Technical/Quality Agreement dated May 6, 2008 by and between Vibalogics GmbH and the registrant. Incorporated by reference to Exhibit 10.57 to Annual Report on Form 10-KSB filed with the SEC on January 29, 2009.

10.11
Master Service Agreement dated April 7, 2008 by and between Vibalogics GmbH and the registrant. Incorporated by reference to Exhibit 10.58 to Annual Report on Form 10-KSB filed with the SEC on January 29, 2009.

10.12	Form of Senior Promissory Note as amended, between the registrant and Thomas Moore. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed with the SEC on June 19, 2009.

10.13
Form of Amended and Restated Senior Promissory Note, between the registrant and Thomas Moore. Incorporated by reference to Exhibit 4.17 to Annual Report on Form 10-K filed with the SEC on February 19, 2010.

10.14	Amended and Restated 2009 Stock Option Plan of the registrant. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on April 30, 2010.

10.15
Second Amendment to the Amended and Restated Patent License Agreement between the registrant and the Trustees of the University of Pennsylvania dated as of May 10, 2010. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on June 3, 2010.

Exhibit Number	Description of Exhibits
10.16
Series B Preferred Stock Purchase Agreement dated July 19, 2010 by and between Optimus Capital Partners, LLC and the registrant. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 20, 2010.

10.17
Form of Amended and Restated Promissory Note between Optimus CG II Ltd. and the registrant. Incorporated by reference to Exhibit G to the Purchase Agreement included as Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 20, 2010.

10.18
Form of Security Agreement between Optimus CG II Ltd. and the registrant. Incorporated by reference to Exhibit H to the Purchase Agreement included as Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 20, 2010.

10.19
Amended and Restated Senior Promissory Note, dated March 17, 2011, between the registrant and Thomas A. Moore. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on March 17, 2011.

10.20
Amendment No. 1 to Series B Preferred Stock Purchase Agreement dated April 4, 2011 by and between Optimus Life Sciences Capital Partners, LLC, Optimus CG II Ltd. and the registrant. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on April 7, 2011.

10.21
Form of Promissory Note between Optimus CG II Ltd. and the registrant. Incorporated by reference to Appendix 2 to the Warrant included as Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on April 7, 2011.

10.22	Amended and Restated Security Agreement between Optimus CG II Ltd. and the registrant. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on April 7, 2011.

10.23
Form of Note Purchase Agreement, dated as of May 9, 2011, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.1 to Amendment to Current Report on Form 8-K/A filed with the SEC on May 12, 2011.

10.24	2011 Omnibus Incentive Plan of registrant. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on August 29, 2011.

10.25	2011 Employee Stock Purchase Plan. Incorporated by reference to Annex B to DEF 14A Proxy Statement filed with the SEC on August 29, 2011.

10.26
Exchange and Amendment Agreement, dated as of August 29, 2011, by and between Advaxis, Inc. and Thomas A. Moore. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on August 31, 2011.

10.27	Form of Convertible Promissory Note. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on November 2, 2011.

10.28
Form of Note Purchase Agreement, dated as of October 28, 2011, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on November 2, 2011.

Exhibit Number	Description of Exhibits
10.29
Form of Registration Rights Agreement, dated as of October 28, 2011, by and between Advaxis, Inc. and each of the several investors signatory thereto. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on November 2, 2011.

10.30	Amendment No. 1 to the Advaxis, Inc. 2011 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on December 20, 2011.

10.31	Form of Convertible Promissory Note. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.32
Form of Note Purchase Agreement, dated as of December 29, 2011, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.33
Form of Registration Rights Agreement, by and between Advaxis, Inc. and each of the several investors signatory thereto. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.34
Form of Exchange Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.35
Form of Amendment, Consent and Waiver Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.36
Form of Convertible Promissory Note issued pursuant to the Note Purchase Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.37
Form of Note Purchase Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.38
Form of Registration Rights Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.39
Stock Purchase Agreement, dated as of June 13, 2012, by and between Advaxis, Inc. and Numoda Corporation. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on June 14, 2012.

10.40
Amendment No. 1, dated as of March 26, 2007, to the License Agreement, between the Trustees of the University of Pennsylvania and Advaxis, Inc. dated as of June 17, 2002, as amended and restated on February 13, 2007. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

10.41
Master Agreement, dated June 19, 2009, by and between Numoda Corporation and Advaxis, Inc. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

10.42	Form of Project Agreement by and between Numoda Corporation and Advaxis, Inc. Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

Exhibit Number	Description of Exhibits
10.43
Clinical Trial Services Agreement, dated December 13, 2009, by and between the Gynecologic Oncology Group and Advaxis, Inc. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

10.44
Amendment No. 3, dated as of December 12, 2011, to the License Agreement, between the Trustees of the University of Pennsylvania and Advaxis, Inc. dated as of June 17, 2002, as amended and restated on February 13, 2007. Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

10.45
Exchange Agreement, dated as of July 5, 2012, by and between Advaxis, Inc. and Thomas A. Moore. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 11, 2012.

10.46
Agreed Order Granting Joint Expedited Motion for Order Approving Settlement of Claim entered by the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, dated July 24, 2012. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 25, 2012.

10.47
Stipulation for Settlement of Claim between Socius CG II, Ltd. and Advaxis, Inc., dated July 23, 2012. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on July 25, 2012.

10.48	Amendment No. 1 to 2011 Omnibus Incentive Plan of registrant. Incorporated by reference to Annex B to DEF 14A Proxy Statement filed with the SEC on July 19, 2012.

10.49	Promissory Note issued to JLSI, LLC on July 21, 2012. Incorporated by reference to Exhibit 10.111 to Registration Statement on Form S-1 (File No. 333-183682) filed with the SEC on August 31, 2012.

10.50
Form of Convertible Promissory Note issued to Dr. James Patton. Incorporated by reference to Exhibit 10.112 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-183682) filed with the SEC on September 11, 2012.

10.51
Form of Convertible Promissory Note issued to JMJ Financial on August 27, 2012. Incorporated by reference to Exhibit 10.113 to Registration Statement on Form S-1 (File No. 333-183682) filed with the SEC on August 31, 2012.

10.52
Form of Note Purchase Agreement by and between Advaxis, Inc. and Dr. James Patton. Incorporated by reference to Exhibit 10.114 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-183682) filed with the SEC on September 11, 2012.

10.53
Common Stock Purchase Agreement by and between Advaxis, Inc. and Hanover Holdings I, LLC, dated as of October 26, 2012. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on October 31, 2012.

10.54
Registration Rights Agreement by and between Advaxis, Inc. and Hanover Holdings I, LLC, dated as of October 26, 2012. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on October 31, 2012.

10.55
Order for Approval of Stipulation for Settlement of Claims entered by the Superior Court of the State of California for the County of Los Angeles – Central District, dated December 20, 2012. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on December 28, 2012.

10.56
Stipulation for Settlement of Claims between Ironridge Global IV, Ltd. and Advaxis, Inc., dated December 19, 2012. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on December 28, 2012.

Exhibit Number	Description of Exhibits
10.57
Form of Securities Purchase Agreement, dated as of December 13, 2012, by and between Advaxis, Inc. and Tonaquint, Inc. Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed with the SEC on March 25, 2013.

10.58
Form of Security Agreement, dated as of December 13, 2012, by Advaxis, Inc. in favor of Tonaquint, Inc. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed with the SEC on March 25, 2013.

10.59
Separation Agreement and General Release dated March 20, 2013 between Advaxis, Inc. and John Rothman. Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed with the SEC on March 25, 2013.

10.60	Convertible Promissory Note issued to JMJ Financial on April 26, 2013. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on May 8, 2013.

10.61
Securities Purchase Agreement dated June 21, 2013 between Advaxis, Inc. and Redwood Management, LLC. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on June 27, 2013.

10.62	5% Convertible Debenture dated June 21, 2013 issued to Redwood Management, LLC. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on June 27, 2013.

10.63
Consulting Agreement by and between Advaxis, Inc. and Thomas A. Moore, dated August 19, 2013. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on August 20, 2013.

10.64
Employment Agreement by and between Advaxis, Inc. and Daniel J. O’Connor, dated August 19, 2013. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on August 20, 2013.

10.65	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on August 20, 2013

10.66
Employment Agreement by and between Advaxis, Inc. and Mark J. Rosenblum, dated September 4, 2013. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 10, 2013.

10.67	Securities Purchase Agreement dated September 4, 2013. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 10, 2013.

10.68	Convertible Promissory Note dated September 4, 2013. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on September 10, 2013.

10.69
Amendment No. 1 dated September 4, 2013 to Convertible Promissory Note dated April 26, 2013. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on September 10, 2013.

10.70
Employment Agreement between Advaxis, Inc. and Robert Petit, dated September 26, 2013. Incorporated by reference to Exhibit 10.70 to Registration Statement on Form S-1/A (File No. 333-188637) filed with the SEC on September 27, 2013.

10.71
Employment Agreement between Advaxis, Inc. and Chris French, dated September 26, 2013. Incorporated by reference to Exhibit 10.71 to Registration Statement on Form S-1/A (File No. 333-188637) filed with the SEC on September 27, 2013.

10.72
Debt Conversion Agreement between Advaxis, Inc. and Thomas A. Moore dated September 26, 2013. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 27, 2013.

Exhibit Number	Description of Exhibits
10.73
Form of Exchange Agreement between Advaxis, Inc. and Redwood Management, LLC dated September 27, 2013. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on September 27, 2013.

10.74	Notice of Settlement and Redemption Agreement dated September 26, 2013. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on September 27, 2013.

10.75
Exchange and Settlement Agreement between Advaxis, Inc. and Iliad Research and Trading, LP, dated October 10, 2013. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on October 11, 2013.

10.76
Accelerated Conversion and Note Termination Agreement between Advaxis, Inc. and JMJ Financial, dated October 16, 2013. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on October 17, 2013.

10.77‡
Employment Agreement by and between Advaxis, Inc. and Gregory T. Mayes, III, dated October 25, 2013. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on October 29, 2013.

10.78‡
Form of Restricted Stock Agreement between Advaxis, Inc. and Gregory T. Mayes, III, dated October 25, 2013. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on October 29, 2013.

10.79*	Exclusive License and Technology Transfer Agreement by and between Advaxis, Inc. and Global BioPharma, Inc., dated December 9, 2013.

10.80‡	Amendment No. 1, dated as of December 19, 2013, to the Employment Agreement by and between Advaxis, Inc. and Daniel J. O’Connor.

10.81‡	Amendment No. 1, dated as of December 19, 2013, to the Employment Agreement by and between Advaxis, Inc. and Gregory T. Mayes, III.

10.82‡	Amendment No. 1, dated as of December 19, 2013, to the Employment Agreement by and between Advaxis, Inc. and Mark J. Rosenblum.

10.83‡	Amendment No. 1, dated as of December 19, 2013, to the Employment Agreement by and between Advaxis, Inc. and Robert G. Petit.

10.84‡	Amendment No. 1, dated as of December 19, 2013, to the Employment Agreement by and between Advaxis, Inc. and Chris L. French.

14.1	Code of Business Conduct and Ethics dated November 12, 2004. Incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K filed with the SEC on November 18, 2004.

Exhibit Number	Description of Exhibits
23.1**	Consent of Marcum LLP

23.2**	Consent of McGladrey LLP

31.1**	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*
Confidential treatment requested under 17 C.F.R. §§200.80(b)(4) and Rule 24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been provided separately to the SEC pursuant to the confidential treatment request.

**	Furnished herewith.
‡	Denotes management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Princeton, Mercer County, State of New Jersey, on this 29th day of January 2014.

ADVAXIS, INC.

By:	/s/ Daniel J. O’Connor
Daniel J. O’Connor, Chief Executive Officer and Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel J. O’Connor and Mark J. Rosenblum (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	Title	DATE

/s/ Daniel J. O’Connor
Daniel J. O’Connor	President, Chief Executive Officer and Director	January 29, 2014
(Principal Executive Officer)

/s/ Mark J. Rosenblum
Mark J. Rosenblum	Chief Financial Officer, Senior Vice President and Secretary	January 29, 2014
(Principal Financial and Accounting Officer)

/s/ James Patton
James Patton	Chairman of the Board	January 29, 2014

/s/ Roni Appel
Roni Appel	Director	January 29, 2014

/s/ Richard Berman
Richard Berman	Director	January 29, 2014

/s/ Thomas McKearn
Thomas McKearn	Director	January 29, 2014

/s/ Thomas Moore
Thomas Moore	Director	January 29, 2014

/s/ David Sidransky
David Sidransky	Director	January 29, 2014

ADVAXIS, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders of
Advaxis, Inc.

We have audited the accompanying balance sheets of Advaxis, Inc. (a development stage company) (the “Company”) as of October 31, 2013 and 2012, and the related statements of operations, changes in shareholders’ equity (deficiency) and cash flows for the years then ended and for the cumulative period from March 1, 2002 (inception) to October 31, 2013. The financial statements for the period from March 1, 2002 (inception) through October 31, 2011 were audited by other auditors. The financial statements for the period from March 1, 2002 (inception) to October 31, 2011 include total revenues and net loss of $1,863,343 and $35,487,856, respectively. Our opinion on the statements of operations, shareholders’ equity (deficiency) and cash flows for the period from March 1, 2002 (inception) to October 31, 2013, insofar as it relates to amounts through October 31, 2011 is based solely on the report of the other auditors. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advaxis, Inc. (a development stage company), as of October 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and the cumulative period from March 1, 2002 (inception) to October 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum llp

New York, NY
January 29, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Advaxis, Inc.
Princeton, New Jersey

We have audited the statements of operations, stockholders' equity (deficiency), and cash flows for the cumulative period from March 1, 2002 (inception) to October 31, 2011 of Advaxis, Inc. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Advaxis, Inc. and its cash flows for the cumulative period from March 1, 2002 (inception) to October 31, 2011 in conformity with U.S. generally accepted accounting principles.

/s/ McGLADREY LLP
McGLADREY LLP

New York, New York

January 26, 2012, except for the last paragraph of Note 1, as to which the date is July 12, 2013

ADVAXIS, INC.
(A Development Stage Company)

	October 31, 2013	October 31, 2012
ASSETS
Current Assets:
Cash	$20,552,062	$232
Prepaid Expenses	31,255	25,798
Other Current Assets	8,182	8,182
Deferred Expenses - current	218,007	860,293
Total Current Assets	20,809,506	894,505

Deferred Expenses – long-term	129,041	342,007
Property and Equipment (net of accumulated depreciation)	80,385	78,068
Intangible Assets (net of accumulated amortization)	2,528,551	2,413,755
Deferred Financing Cost (net of accumulated amortization)	-	49,024
Other Assets	38,438	38,438

TOTAL ASSETS	$23,585,921	$3,815,797

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts Payable	$3,841,771	$5,155,797
Accrued Expenses	869,260	1,367,412
Short-term Convertible Notes and Fair Value of Embedded Derivative	62,882	2,089,099
Notes Payable – Officer (including interest payable)	163,132	477,274
Notes Payable – other	-	250,000
Total Current Liabilities	4,937,045	9,339,582

Deferred Rent	-	4,803

Common Stock Warrant Liability	646,734	434,136
Total Liabilities	5,583,779	9,778,521

Commitments and Contingencies

Shareholders’ Deficiency:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; Series B Preferred
    Stock; issued and outstanding 0 at October 31, 2013 and 740 at October 31, 2012.
    Liquidation preference of $0 at October 31, 2013 and $9,722,570 at October 31, 2012.

Common Stock - $0.001 par value; authorized 25,000,000 shares, issued and outstanding 13,719,861 at October 31 2013 and 3,158,419 at October 31, 2012.	13,720	3,158
Additional Paid-In Capital	88,454,245	52,119,567
Promissory Note Receivable	-	(10,484,022)
Deficit Accumulated During the Development Stage	(70,465,823)	(47,601,427)
Total Shareholders’ Equity (Deficiency)	18,002,142	(5,962,724)
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIENCY)	$23,585,921	$3,815,797

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.
(A Development Stage Company)
Statement of Operations

	Year Ended October 31,	Year Ended October 31,	Period from March 1, 2002 (Inception) to October 31,
	2013	2012	2013

Revenue	$-	$-	$1,863,343
Research & Development Expenses	5,621,989	6,646,094	35,424,823
General & Administrative Expenses	9,071,613	5,688,677	35,940,123
Total Operating expenses	14,693,602	12,334,771	71,364,946
Loss from Operations	(14,693,602)	(12,334,771)	(69,501,603)
Other Income (expense):
Interest Expense	(987,746)	(4,536,528)	(15,973,612)
Other Income (Expense)	(70,876)	12,002	188,833
(Loss) on Note Retirement	(3,455,327)	(2,187,787)	(4,448,269)
Gain (Loss) on Change in Fair Value of Common Stock Warrant Liability and Embedded Derivative Liability	(1,504,465)	6,630,610	19,537,832
Net Loss before Income ax Benefit	(20,712,016)	(12,416,474)	(70,196,819)
Income Tax Benefit	725,190	346,787	2,652,450
Net Loss	(19,986,826)	(12,069,687)	(67,544,369)
Dividends Attributable to Preferred Shares	555,000	740,000	2,877,570
Net Loss applicable to Common Stock	$(20,541,826)	$(12,809,687)	$(70,421,939)
Net Loss per Common Share, Basic and Diluted	$(4.10)	$(4.99)

Weighted average number of common shares outstanding, basic and diluted	5,012,105	2,564,820

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.
(a development stage company)
STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
Period from March 1, 2002 (inception) to October 31, 2013

	Preferred Stock		Common Stock		Promissory Note and Interest Receivable	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Shareholders’ Equity (Deficiency)
	Number of Shares of Outstanding	Amount	Number of shares of outstanding	Amount
Preferred stock issued	3,418	$235,000						$235,000
Common Stock Issued			320	1		$(1)
Options granted to consultants & professionals						10,493		10,493
Net Loss							(166,936)	(166,936)
Retroactive restatement to reflect re-capitalization on Nov. 12, 2004	(3,418)	(235,000)	124,461	124		234,876
Balance at December 31, 2002			124,781	$125		$245,368	(166,936)	78,557
Note payable converted into preferred stock	232	15,969						$15,969
Options granted to consultants and professionals						8,484		8,484
Net loss							(909,745)	(909,745)
Retroactive restatement to reflect re-capitalization on Nov. 12, 2004	(232)	(15,969)				15,969
Balance at December 31, 2003			124,781	$125		$269,821	(1,076,681)	(806,735)
Stock dividend on preferred stock	638	43,884					(43,884)
Net loss							(538,076)	(538,076)
Options granted to consultants and professionals						5,315		5,315
Retroactive restatement to reflect re-capitalization on Nov. 12, 2004	(638)	(43,884)				43,884
Balance at October 31, 2004			124,781	$125		$319,020	$(1,658,641)	$(1,339,496)
Common Stock issued to Placement Agent on re-capitalization			6,020	6		(6)
Effect of re-capitalization			6,020	6		(6)
Options granted to consultants and professionals						64,924		64,924
Conversion of Note payable to Common Stock			17,091	17		613,141		613,158
Issuance of Common Stock for cash, net of shares to Placement Agent			139,605	140		4,352,860		4,353,000
Issuance of common stock to consultants			4,695	5		166,772		166,777
Issuance of common stock in connection with the registration statement			3,275	3		117,495		117,498
Issuance costs						(329,673)		(329,673)
Net loss							(1,805,789)	(1,805,789)
Restatement to reflect re-capitalization on Nov. 12, 2004 including cash paid of $44,940						(88,824)		(88,824)

Balance at October 31, 2005	301,487	$302	$5,215,703	$(3,464,430)	$1,751,575
Options granted to consultants and professionals			172,831		172,831
Options granted to employees and directors			71,667		71,667
Conversion of debenture to Common Stock	14,135	14	299,986		300,000
Issuance of Common Stock to employees and directors	1,835	2	54,856		54,858
Issuance of common stock to consultants	4,449	4	139,668		139,672
Net loss				(6,197,744)	(6,197,744)
Balance at October 31, 2006	321,906	$322	5,954,710	(9,662,173)	(3,707,141)
Common Stock issued	473,826	474	9,380,428		9,380,902
Offering Expenses			(2,243,535)		(2,243,535)
Options granted to consultants and professionals			268,577		268,577
Options granted to employees and directors			222,501		222,501
Conversion of debenture to Common Stock	55,793	56	999,944		1,000,000
Issuance of Common Stock to employees and directors	3,331	3	73,797		73,800
Issuance of common stock to consultants	8,800	9	221,769		221,778
Warrants issued on conjunction with issuance of common stock			1,505,550		1,505,550
Net loss				(2,454,453)	(2,454,453)
Balance at October 31, 2007	863,656	$864	$16,383,741	$(12,116,626)	$4,267,979
Common Stock Penalty Shares	1,694	2	31,776	—	31,778
Offering Expenses			(78,013)		(78,013)
Options granted to consultants and professionals			(42,306)		(42,306)
Options granted to employees and directors			257,854		257,854
Issuance of Common Stock to employees and directors	7,966	8	85,993		86,001
Issuance of common stock to consultants	1,230	1	14,615		14,616
Warrants issued to consultant			39,198		39,198
Net loss				(5,416,418)	(5,416,418)

Balance at October 31, 2008			874,546	$875		$16,692,858	$(17,533,044)	$(839,311)
Common stock issued upon exercise of warrants			26,400	26		(26)		0
Warrants classified as a liability						(12,785,695)		(12,785,695)
Issuance of common Stock Warrants						(3,587,625)		(3,587,625)
Options granted to professionals and consultants						12,596		12,596
Options granted to employees and directors				0		467,304		467,304
Issuance of common stock to employees and directors			3,382	3		18,177		18,180
Issuance of common stock to consultants			20,768	21		51,958		51,979
Net Income							929,244	929,244
Balance at October 31, 2009			925,096	$925		$869,547	$(16,603,800)	$(15,733,328)
Preferred Stock issued	789	—				6,828,293		6,828,293
Common stock issued upon exercise of warrants			498,120	498	(10,659,710)	18,709,289		8,050,077
Options granted to employees and directors						455,166		455,166
Common stock issued upon conversion of Bridge Notes			123,312	123		3,321,968		3,322,091
Common stock issued to Numoda			28,000	28		594,972		595,000
Common stock issued to University of Pennsylvania			3,111	3		69,997		70,000
Common stock issued to employees and directors			6,000	6		115,494		115,500
Common stock issued to former employees			1,157	1		(1)		—
Issuance of common stock warrants						(7,693,230)		(7,693,230)
Net Loss							(10,812,200)	(10,812,200)
Balance at October 31, 2010	789	—	1,584,796	$1,584	$(10,659,710)	$23,271,495	$(27,416,000)	$(14,802,631)
Preferred Stock issued	177	—				1,676,554		1,676,554
Preferred Stock redeemed	(226)	—			3,051,000	(3,141,003)		(90,003)
Common stock issued upon exercise of warrants			183,889	184	(2,389,500)	5,805,313		3,415,997
Options granted to employees and directors						717,029		717,029
Options granted to consultants						28,197		28,197
Common stock issued upon conversion of Bridge Notes			76,106	76		1,818,641		1,818,717
Common stock issued upon exchange of warrants			46,725	47		1,533,918		1,533,965
Common stock issued upon conversion of May 2011 Notes			101,177	101		2,263,082		2,263,183
Common stock issued to former employee			6,017	6		81,525		81,531
Common stock issued to consultants			2,667	3		49,997		50,000
Reclassification of warrant liability to equity						36,982		36,982
Reclassification of Embedded Derivative Liability to Beneficial Conversion Feature						132,488		132,488
Interest on Optimus Notes Receivable						202,856		202,856
Reclassification of interest receivable to-date on Optimus notes					(285,300)			(285,300)
Issuance of common stock warrants						(1,228,838)		(1,228,838)
Net Loss							(8,115,740)	(8,115,740)

Balance at October 31, 2011	740	2,001,377	$2,001	(10,283,510)	33,248,236	(35,531,740)	(12,565,013)
Stock compensation to employees, directors and consultants					1,146,843		1,146,843
Issuance of shares upon conversion of convertible promissory notes		243,433	243		5,288,306		5,288,549
Fair value of equity warrants issued in connection with Rodman May 2012 Financing					279,807		279,807
Common stock issued upon exercise of warrants		21,961	22		411,742		411,765
Common stock issued upon exchange of warrants		12,777	13		223,583		223,596
Common stock issued upon conversion of JMJ Notes		66,607	67		665,974		666,041
Common stock issued to directors as earned stock compensation		7,997	8		32,550		32,558
Common stock issued to consultants		3,321	3		39,854		39,857
Issuance of shares to employees under ESPP Plan		1,656	2		18,299		18,301
Issuance of shares to investors as part of the May 2012 Debt for Equity Exchange		422,209	422		6,048,995		6,049,397
Interest on Optimus Notes Receivable				(200,512)	200,512		—
Issuance of shares under Numoda Stock Purchase Agreement		120,000	120		1,379,880		1,380,000
Issuance of shares under JMJ Settlement Agreement		64,615	65		1,069,935		1,070,000
Exchange of Platinum Bridge Note					260,705		260,705
Issuance of shares to Socius		192,466	192		1,804,368		1,804,559
Net Loss						(12,069,687)	(12,069,687)
Balance at October 31, 2012	740	3,158,419	$3,158	$(10,484,022)	$52,119,567	$(47,601,427)	$(5,962,724)
Stock compensation to employees, directors and consultants					2,855,183		2,855,183
Issuance of shares upon conversion of convertible promissory notes		1,285,706	1,286		5,763,660		5,764,946
Common stock issued upon exercise of warrants		493,675	494		2,308,006		2,308,500
Common stock issued to consultants		393,459	393		1,690,809		1,691,202
Issuance of shares to employees under ESPP Plan		6,334	6		28,034		28,040
Issuance of shares to investors under stock purchase agreements		36,888	37		127,214		127,251
Interest on Optimus Notes Receivable				(149,562)	149,562		—
Fractional shares cashed out		(1,604)	(2)		2		-
Issuance of shares under Hanover Equity Line		387,224	387		3,120,902		3,121,290
Issuance of shares under Ironridge Settlement		267,117	267		934,643		934,910
To record Beneficial Conversion Feature on convertible promissory notes					118,190		118,190
Notice of Redemption and Settlement Agreement with Optimus	(740)	33,750	34	10,633,584	(7,756,048)	(2,877,570)	-
Issuance of shares to Socius		4,981	5		24,902		24,907
Brio Settlement		21,742	22		232,348		232,370
Issuance of earned but not issued shares to former employees		70,554	71		(71)		-
Partial conversion of Moore Notes		40,783	41		150,449		150,490
Issuance of shares under exchange agreement with Redwood		125,000	125		699.875		700,000
Issuance of shares under conversion agreement with JMJ		783,333	783		2,803,549		2,804,332
Advaxis Public Offering		6,612,500	6,613		23,083,469		23,090,081
Net Loss						(19,986,826)	(19,986,826)
Balance at October 31, 2013	-	13,719,861	$13,720	$-	$88,454,245	$(70,465,823)	$18,002,142

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.
(A Development Stage Company)
Statement of Cash Flows

			Period from
			March 1
			2002
	Year ended	Year ended	(Inception) to
	October 31,	October 31,	October 31,
	2013	2012	2013
OPERATING ACTIVITIES
Net Loss	$(19,986,826)	$(12,069,687)	$(67,544,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges to consultants and employees for options and stock	4,545,992	1,146,843	9,526,038
Amortization of deferred financing costs	85,943	78,824	424,767
Amortization of discount on convertible promissory notes	18,392	1,553,984	2,728,769
Impairment of intangible assets	-	-	26,087
Non-cash interest expense	845,200	2,844,456	12,339,212
(Gain) Loss on change in value of warrants and embedded derivative	1,504,465	(6,630,610)	(19,537,831)
Warrant expense	123,744	150	888,104
Settlement expense	764,335	265,000	1,029,335
Employee Stock Purchase Plan expense	28,055	18,301	46,356
Value of penalty shares issued	-	-	149,276
Depreciation expense	19,299	13,776	228,747
Amortization expense of intangibles	159,337	148,002	901,979
Write off of intangible assets	-	-	33,211
Interest Income	-	-	267
Loss on note retirement	3,455,327	2,187,787	4,448,269
Change in operating assets and liabilities :
(Increase) decrease in prepaid expenses	(18,387)	11,676	(44,184)
(Increase) in other current assets	-	(5,961)	(8,182)
(Increase) in other assets	-	-	(132,271)
Decrease in deferred expenses	855,252	177,801	160,680
Increase (Decrease) in accounts payable and accrued expenses	(1,140,901)	5,719,172	11,363,359
Increase in interest payable	31,631	29,779	24,333
(Decrease) in deferred rent	(4,803)	(57,637)	-
Net cash used in operating activities	(8,713,945)	(4,568,344)	(42,948,048)
INVESTING ACTIVITIES
Cash paid on acquisition of Great Expectations			(44,940)
Proceeds from sale of property and equipment	3,000		3,000
Purchase of property and equipment	(24,616)	(91,844)	(266,553)
Cost of intangible assets	(274,133)	(304,905)	(3,494,778)
Net cash used in Investing Activities	(295,749)	(396,749)	(3,803,271)
FINANCING ACTIVITIES
Proceeds from convertible notes	2,968,500	3,282,463	20,827,900
Repayment of convertible notes	(690,799)	(52,941)	(2,339,829)
(Increase) decrease in deferred offering expenses	-	(62,000)	(114,000)
Cash paid for deferred financing costs	(66,919)	-	(651,412)
Proceeds from notes payable	-	250,000	250,000
Proceeds from Officer Loan	11,200	74,500	1,455,685
Repayment of Officer Loan	(193,833)	(35,000)	(1,323,833)
Net proceeds of issuance of Preferred Stock	-	-	8,610,499
Payment on cancellation of Warrants	-	-	(600,000)
Proceeds from the exercise of warrants	94,444	411,765	1,761,210
Net proceeds of issuance of Common Stock	27,438,931		39,427,161
Net cash provided by Financing Activities	29,561,524	3,868,787	67,303,381
Net increase (decrease) in cash	20,551,830	(1,096,306)	20,552,062
Cash at beginning of period	232	1,096,538	-
Cash at end of period	$20,552,062	$232	$20,552,062

Supplemental Disclosures of Cash Flow Information

	Year Ended October 31,		Period from March 1, 2002 (Inception) to October 31,
	2013	2012	2013
Cash paid for Interest	$125,988	$53,027	$914,005

Supplemental Schedule of Noncash Investing and Financing Activities

	Year Ended October 31,		Period from March 1, 2002 (Inception) to October 31,
	2013	2012	2012
Equipment acquired under notes payable	$-	$-	$45,580
Common stock issued to Founders	$-	$-	$40
Notes payable and accrued interest converted to Preferred Stock	$-	$-	$15,969
Stock dividend on Preferred Stock	$-	$-	$43,884
Accounts Payable from vendors settled in Common Stock	$-	$3,249,990	$3,249,990
Accounts Payable from consultants settled with Common Stock	$776,302	$62,275	$890,555
Notes payable and embedded derivative liabilities converted to Common Stock	$4,646,148	$9,324,971	$19,806,369
Intangible assets acquired with notes payable	$-	$-	$360,000
Intangible assets acquired with common stock	$-	$-	$70,000
Debt discount in connection with recording the original value of the embedded derivative liability	$-	$306,568	$6,473,385
Allocation of the original secured convertible debentures to warrants	$-	$-	$214,950
Allocation of the warrants on convertible notes as debt discount	$-	$571,207	$3,001,806
Cancellation of Note Receivable in connection with Preferred Stock Redemption	$(10,633,584)	$-	$(13,684,584)
Note receivable in connection with exercise of warrants	$-	$-	$9,998,210
Common stock issued in exchange for warrants	$2,308,500	$134,796	$2,443,296
Warrants Issued in connection with issuance of Common Stock	$-	$517,797	$2,023,347
Warrants Issued in connection with issuance of Preferred Stock	$-	$-	$3,587,625

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

Liquidity and Financial Condition

The Company’s products are being developed and have not generated significant revenues. As a result, the Company has suffered recurring losses. These losses are expected to continue for an extended period of time.  The Company has successfully completed a public offering of its common stock in October 2013, resulting in approximately $24 million in net proceeds.  The Company believes its current cash position is sufficient to fund its business plan for the next eighteen months. Subsequent to October 31, 2013, the Company plans to continue to raise additional funds through the sales of debt and/or equity securities.

The Company recognizes it will need to raise additional capital over and above the amount raised during October 2013 in order to continue to execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to scale back its business plan, extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Public Offering

On October 22, 2013, the Company closed its public offering of 6,612,500 shares of common stock, and warrants to purchase up to an aggregate of 3,306,250 shares of its common stock, including 862,500 shares and warrants to purchase 431,250 shares that were offered and sold by the Company pursuant to the full exercise of the underwriters’ over-allotment option, at a price to the public of $4.00 per share and $0.001 per warrant. The warrants have a per share exercise price of $5.00, 125% of the public offering price of the common stock, are exercisable immediately, and expire five years from the date of issuance. Aegis, as the representative, received warrants to purchase 198,375 shares of the Compay’s common stock (equal to 3% of total shares offered), which warrants are exercisable at $5.00 per share and shall expire five years from the date of issuance. Total gross proceeds from the offering were approximately $26,500,000, before deducting underwriting discounts and commissions and other offering expenses payable by the Company of approximately $3,416,500. Net proceeds were approximately $23,083,500.

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

Reverse Stock Split

At the Annual Meeting of Shareholders held on June 14, 2013, the Company’s shareholders approved the filing of a Certificate of Amendment to effect a reverse stock split of its issued and outstanding common stock, and the filing of a Certificate of Amendment to decrease the total number of its authorized shares of common stock. On July 11, 2013, the Company’s Board of Directors authorized a reverse stock split at a ratio of 1-for-125 and approved the implementation of the authorized share capital decrease after the effectiveness of the reverse stock split. Accordingly, the Company amended its Amended and Restated Certificate of Incorporation by the filing of two Certificates of Amendment with the Delaware Secretary of State as follows:(a) on July 11, 2013, to effect a 1-for-125 reverse stock split of its outstanding common stock, par value $0.001 per share, to take effect on July 12, 2013 at 4:30 p.m. EDT, and (b) on July 12, 2013, to decrease the total number of authorized shares of common stock on a post-reverse stock split basis, so that the total number of shares that the Company has the authority to issue is 30,000,000 shares, of which 25,000,000 shares are common stock and 5,000,000 shares are ‘‘blank check’’ preferred stock. The reverse stock split was effective at approximately 4:30 p.m. EDT on July 12, 2013, and the share capital decrease took effect thereafter upon filing with the Delaware Secretary of State. All references in this Report to number of shares, price per share and weighted average number of shares of common stock outstanding prior to this reverse stock split have been adjusted to reflect the reverse stock split on a retroactive basis, unless otherwise noted.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue from license fees and grants is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) services have been rendered, (iii) the contract price is fixed or determinable, and (iv) collection is reasonably assured. In licensing arrangements, delivery does not occur for revenue recognition purposes until the license term begins. Nonrefundable upfront fees received in exchange for products delivered or services performed that do not represent the culmination of a separate earnings process will be deferred and recognized over the term of the agreement using the straight line method or another method if it better represents the timing and pattern of performance. Since its inception, all of the Company’s revenues have been from multiple research grants. For the twelve months ended October 31, 2013 and 2012, the Company did not receive any revenue from such grants.

For revenue contracts that contain multiple elements, revenue arrangements with multiple deliverables are divided into separate units of accounting if the delivered item has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered item.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of October 31, 2013 and October 31, 2012, the Company did not have any cash equivalents.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts (checking) that at times exceed federally insured limits. Approximately $20 million is subject to credit risk at October 31, 2013. However, these cash balances are maintained at creditworthy financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

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

Deferred financing costs

The Company has recorded deferred financing costs as a result of fees incurred by the Company in conjunction with its debt financing activities. These costs are amortized using the straight-line method over the shorter of (a) the term of the related debt or (b) the expected conversion date of the debt into equity instruments, which approximates the effective interest method. The amortization of deferred financing costs is included in interest expense as a component of other expenses in the accompanying statements of operations. At October 31, 2013, deferred financing costs were full amortized and at October 31, 2012, accumulated amortization was not material.

Net Loss per Share

Basic net income or loss per common share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during the periods. Diluted earnings per share give effect to dilutive options, warrants, convertible debt and other potential common stock equivalents outstanding during the period. Therefore, in the case of a net loss the impact of the potential common stock equivalents resulting from warrants, outstanding stock options and convertible debt are not included in the computation of diluted loss per share, as the effect would be anti-dilutive. In the case of net income the impact of the potential common stock resulting from these instruments that have intrinsic value are included in the diluted earnings per share. The table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share. For 2013 and 2012, approximately 203,000 and 440,000 warrants, respectively (excluding 764,800 warrants, held by an affiliate of Optimus in 2012) include anti-dilutive provisions to adjust the number and price of warrants based on certain types of equity transactions.

	As of October 31,
	2013	2012
Warrants	4,265,262	802,580
Stock Options	467,923	358,459
Convertible Debt (using the if-converted method)	3,354	271,354
Total	4,736,539	1,432,393

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

Debt Discount and Amortization of Debt Discount

Debt discount represents the fair value of embedded conversion options of various convertible debt instruments and attached convertible equity instruments issued in connection with debt instruments. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as interest expense as a component of other expenses in the accompanying statements of operations.

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

In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Other Comprehensive Income." ASU 2013-02 finalized the reporting for reclassifications out of accumulated other comprehensive income, which was previously deferred, as discussed below. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, they do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is also required to present on the face of the financials where net income is reported or in the footnotes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Other amounts need only be cross-referenced to other disclosures required that provide additional detail of these amounts. The amendments in this update are effective for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows .

In July 2013, the FASB issued ASU 2013-11, “ Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  Under this new guidance, companies must present this unrecognized tax benefit in the financial statements as a reduction to deferred tax assets created by net operating losses or other tax credits from prior periods that occur in the same taxing jurisdiction. If the unrecognized tax benefit exceeds such credits it should be presented in the financial statements as a liability. This update is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2013. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will classify as income tax expense any interest and penalties. The Company has no material uncertain tax positions for any of the reporting periods presented. The Company files tax returns in U.S. federal and state jurisdictions, including New Jersey, and is subject to audit by tax authorities beginning with the year ended October 31, 2010.

3.  SHARE-BASED COMPENSATION EXPENSE

The Company adopted ASC 718 and used the modified prospective transition method, which requires the application of the accounting standard as of November 1, 2005, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s Financial Statements for prior periods were not restated to reflect, and do not include the impact of ASC 718. The Company began recognizing expense in an amount equal to the fair value of share-based payments (stock option awards) on their date of grant, over the requisite service period of the awards (usually the vesting period). Under the modified prospective method, compensation expense for the Company is recognized for all share based payments granted and vested on or after November 1, 2005 and all awards granted to employees prior to November 1, 2005 that were unvested on that date but vested in the period over the requisite service periods in the Company’s Statement of Operations. Prior to the adoption of the fair value method, the Company accounted for stock-based compensation to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Therefore, compensation expense related to employee stock options was not reflected in operating expenses in any period prior to the fiscal year of 2006 and prior period results have not been restated. Since the date of inception to October 31, 2005 had the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of ASC 718, Stock Compensation expense would have totaled $328,176 and the effect on the Company’s net loss would have been as follows for the period March 1, 2002 (date of inception) to October 31, 2013:

March 1, 2002 (date of inception) to October 31, 2013
Net Loss as reported	$(67,544,369)
Add: Stock based option expense included in recorded net loss	89,217
Deduct stock option compensation expense determined under fair value based method	(328,176)
Adjusted Net Loss	$(67,783,328)

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	October 31, 2013	October 31, 2012
Laboratory Equipment	$309,132	$287,518
Accumulated Depreciation	(228,747)	(209,450)
Net Property and Equipment	$80,385	$78,068

Depreciation expense for the years ended October 31, 2013 and 2012 and the period from March 1, 2002 (inception) to October 31, 2013 was $19,229, $13,776 and $228,747, respectively.

5. INTANGIBLE ASSETS

Under the Penn license agreements we are billed actual patent expenses as they are passed through from Penn and or billed directly from our patent attorney. The following is a summary of intangible assets as of the end of the following fiscal periods:

	October 31, 2013	October 31, 2012
License	$651,992	$651,992
Patents	2,696,543	2,422,409
Total intangibles	3,348,535	3,074,401
Accumulated Amortization	(819,984)	(660,646)
Intangible Assets	$2,528,551	$2,413,755

The expirations of the existing patents range from 2014 to 2023 but the expirations can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. No patent applications having a future value were abandoned or expired and charged to expense for either of the years ended October 31, 2013 or 2012. Amortization expense for licensed technology and capitalized patent cost is included in general and administrative expenses and aggregated $159,338, $148,002 and $901,980 for the years ended October 31, 2013 and 2012 and for the period from March 1, 2002 (inception) to October 31, 2013, respectively.

Estimated amortization expense for the next five years is as follows:

Year ended October 31,
2014	$167,500
2015	$167,500
2016	$167,500
2017	$167,500
2018	$167,500

6. ACCRUED EXPENSES:

The following table represents the major components of accrued expenses:

	October 31, 2013	October 31, 2012
Salaries and other compensation	$752,248	$774,001
Clinical Trial	-	56,468
Vendors	-	77,512
Consultants	2,000	32,200
Financing costs	-	174,970
Legal	15,000	214,902
Interest Payable	-	28,859
Share Purchase	100,012
Other	-	8,500
	$869,260	$1,367,412

7. CONVERTIBLE NOTES & FAIR VALUE OF EMBEDDED DERIVATIVE

Convertible Notes payable consist of the following:

	October 31, 2013	October 31, 2012
October 2011 Note Financing	—	58,824
December 2011 Note Financing	—	131,928
May 2012 Note Financing	—	588,313
Bridge Notes	—	185,758
JMJ Financial	62,882	73,590
Hanover Holdings Note	—	362,791
Magna	—	333,086
Chris French	—	25,950
Asher	—	150,687
Yvonne Paterson	—	103,804
James Patton	—	78,909

Total Convertible Notes	62,882	2,093,640

Unamortized discount	—	(4,541)

	62,882	2,089,099

Current Portion of Convertible Notes	62,882	2,089,099

Long-term Convertible Notes less current portion	$—	$—

October 2011 Note Financing

On October 28, 2011, we entered into a Note Purchase Agreement, which we refer to as the October 2011 Notes, with certain accredited investors, including Thomas A. Moore, our former Chief Executive Officer, and Mark J. Rosenblum, our Chief Financial Officer, (Mr. Rosenblum acquired a note in the principal amount of approximately $59,000 for an aggregate purchase price of $50,000) whereby the investors acquired approximately $2.3 million of our convertible promissory notes, which we refer to as the Notes, for an aggregate purchase price of approximately $2.0 million in a private placement, which we refer to as the October 2011 offering. The Notes were issued with an original issue discount of 15%. Each investor paid $0.85 for each $1.00 of principal amount of Notes purchased at the closing of the October 2011 offering, which took place on October 31, 2011. The Notes are convertible into shares of our common stock, at a per share conversion price equal to $18.75. The Notes matured on October 31, 2012.  Additionally, each investor received a warrant, which we refer to as the Warrants, to purchase such number of shares of our common stock equal to 50% of such number of shares of our common stock issuable upon conversion of the Note at an exercise price of $18.75 per share.  The Warrants are exercisable at any time on or before October 31, 2015.  The Warrants may be exercised on a cashless basis under certain circumstances.  The Notes purchased in the October 2011 offering were paid for in cash or, with respect to Notes acquired by Mr. Moore, in exchange for the cancellation of $400,000 of outstanding indebtedness owed by us to Mr. Moore.

During the year ended October 31, 2012, the Company converted approximately $1.2 million in principal into 436,445 shares of the Company’s common stock at a conversion price of $18.75, recording non-cash expense of approximately $ 296,000.  In addition, the Company entered into exchange agreements with certain holders of an aggregate of approximately $1.0 million in outstanding principal on the October 2011 Notes, pursuant to which such holders received an aggregate of approximately 96,800 shares of Common Stock and warrants to purchase an aggregate of approximately 10,400 shares of Common Stock in exchange for surrendering or converting the Existing October 2011 Notes and surrendering warrants to purchase an aggregate of approximately 48,000 shares of Common Stock originally issued in the Prior Offerings. The Company recorded non-cash expense of approximately $530,000 resulting from this exchange.  At October 31, 2012, there was one remaining October 2011 Note with an outstanding principal balance of $58,824.

During the twelve months ended October 31, 2013, pursuant to the terms of an Assignment Agreement, the Company delivered a convertible note, which we refer to as the Second Magna Exchange Note, to Magna Group, LLC, an affiliate of Hanover, which we refer to as Magna, in an aggregate principal amount of $58,824, convertible into shares of common stock, which bears interest at a rate of 6% per annum, which interest accrues, but does not become payable until maturity.  During the twelve months ended October 31, 2013, the Company converted the $58,824 in principal into 18,224 shares of our common stock at conversion prices ranging from $3.16 to $3.25, recording non-cash expense of approximately $70,000 to the loss on retirement account, on the statement of operations, for the difference between the amount of the principal converted and the fair value of the shares issued as a result of the conversion.

Accretion of the discount was $0 and $984,733 for the years ended October 31, 2013 and 2012, respectively.

At October 31, 2013, there were no remaining October 2011 Notes outstanding.

December 2011 Note Financing

On December 29, 2011, we entered into a Note Purchase Agreement, which we refer to as the December 2011 Notes, with certain accredited investors, whereby the investors acquired approximately $1.2 million of our convertible promissory notes for an aggregate purchase price of approximately $1.0 million in a private placement, which we refer to as the December 2011 offering. The December 2011 Notes were issued with an original issue discount of 15%. Each investor paid $0.85 for each $1.00 of principal amount of Notes purchased at the closing of the December 2011 offering. The Notes are convertible into shares of our common stock, at a per share conversion price equal to $18.75.  The Notes matured on January 9, 2013.  Additionally, each investor received a warrant, which we refer to as the Warrants, to purchase such number of shares of our common stock equal to 50% of such number of shares of our common stock issuable upon conversion of the Note at an exercise price of $18.75 per share.  The Warrants are exercisable at any time on or before January 9, 2016. The Warrants may be exercised on a cashless basis under certain circumstances.

During the year ended October 31, 2012, the Company converted approximately $828,000 in principal into 44,134 shares of the Company’s common stock at a conversion price of $18.75, recording non-cash expense of approximately $ 205,000.  In addition, the Company entered into exchange agreements with certain holders of an aggregate of approximately $215,000 in outstanding principal on the December 2011 Notes, pursuant to which such holders received an aggregate of approximately 20,000 shares of Common Stock and warrants to purchase an aggregate of approximately 10,400 shares of Common Stock in exchange for surrendering or converting the Existing December 2011 Notes and surrendering warrants to purchase an aggregate of approximately 23,200 shares of Common Stock originally issued in the Prior Offerings. The Company recorded non-cash expense of approximately $100,000 resulting from this exchange. In October 2012, $31,284 of principal was assigned pursuant to the terms of an assignment agreement with Magna Group, LLC. At October 31, 2012, the outstanding principal balance was $158,824.  On the balance sheet, the December 2011 Notes were recorded at $131,928 ($158,824 net of debt discount of $28,896).

During the twelve months ended October 31, 2013, pursuant to the terms of an Assignment Agreement, we delivered a convertible note to Magna in an aggregate principal amount of $170,589 (including the above $158,824 and a junior subordinated convertible promissory note in the amount of $11,765), convertible into shares of common stock, which bears interest at a rate of 6% per annum, which interest accrues, but does not become payable until maturity.  Accretion of the discount was $28,896 for  the twelve months ended October 31, 2011, resulting in the December 2011 Note being recorded at its principal value of $158,824, on the balance sheet, prior to its assignment. During the twelve months ended October 31, 2013, the Company converted the $170,589 in principal into 48,888 shares of our common stock at a conversion price of $3.49, recording non-cash expense of approximately $104,000 to the loss on retirement account, on the statement of operations, for the difference between the amount of principal converted and the fair value of the shares issued as a result of the conversion.

Accretion of the discount was $26,896 and $559,480 for the years ended October 31, 2013 and 2012, respectively.

At October 31, 2013, there were no remaining December 2011 Notes outstanding.

May 2012 Note Financing

Effective May 14, 2012, we entered into a Note Purchase Agreement with certain accredited investors, whereby the investors acquired $953,333 of our convertible promissory notes for an aggregate purchase price of approximately $715,000 in cash which represented an original issue discount of 25%. The May 2012 Notes are convertible into shares of our common stock at $18.75 per share. Additionally, each investor received a warrant to purchase such number of shares of our common stock equal to 50% of such number of shares of our common stock issuable upon conversion of the May 2012 Notes at an exercise price of $18.75 per share. The Notes and Warrants also provide that on December 1, 2012, solely to the extent the conversion price of the Notes or the exercise price of the Warrants, as applicable, is more than the “Market Price” (as defined in the Notes or the Warrants, as applicable), such conversion price or exercise price, as applicable, shall be reduced to such Market Price. The May 2012 Notes mature on May 18, 2013. We may redeem the May 2012 Notes under certain circumstances. The May 2012 Warrants are exercisable at any time on or before May 18, 2017. The May 2012 Warrants may be exercised on a cashless basis under certain circumstances and expire on May 18, 2017.

The Company elected to apply the fair-value option to account for the May 2012 notes and have recorded the May 2012 Notes at a fair value of $454,680 upon issuance. Unrealized losses on the mark-to-market of the notes which amounted to $133,634 for the period from the date of issuance or May, 14, 2012 through October 31, 2012 were recognized as a noncash expense. As of October 31, 2012, the May 2012 Notes were recorded at their fair value of $588,314.

At October 31, 2013, there were no remaining May 2012 Notes outstanding.

In addition, as a result of the reset provisions discussed above, the warrants which have been recorded at a fair value of $291,400 on May 14, 2012 are being reflected as a warrant liability as of the date of issuance. As of October 31, 2012, the warrant liability amounted to $112,487 which resulted in a noncash income of approximately $178,913 for the year ended October 31, 2012.  As of October 31, 2013, the warrant liability amounted to $27,711, resulting in noncash expense of approximately $17,000 for the twelve months ended October 31, 2013

For the twelve months ended October 31, 2013, the Company recorded unrealized losses on the mark-to-market of the notes which amounted to $206,147.  During the twelve months ended October 31, 2013, the Company converted $953,333 in convertible promissory notes into approximately 301,611 shares at a conversion price of $3.16.

Junior Subordinated Convertible Promissory Notes

We refer to all Junior Subordinated Convertible Promissory Notes as “Bridge Notes”.

The Bridge Notes are convertible into shares of the Company’s common stock at a fixed exercise price. For every dollar invested in our Bridge Notes, each Investor received warrant coverage ranging from approximately 23% to 75%, subject to adjustments upon the occurrence of certain events as more particularly described below and in the form of Warrant. As of October 31, 2012, substantially all of the Bridge Warrants have an exercise price of $18.75 per share. The Bridge Notes may be prepaid in whole or in part at the option of the Company without penalty at any time prior to the Maturity Date. The warrants may be exercised on a cashless basis under certain circumstances.

During the year ended October 31, 2012, the Company entered into an exchange agreement with an accredited investor in which the investor exchanged a convertible promissory note in the aggregate principal amount of $300,000 for (i) a convertible promissory note in the aggregate principal amount $352,941 and in substantially the same form as the existing note except with a maturity date of June 30, 2012 and (ii) a warrant to purchase up to 18,824 shares of common stock at an exercise price of $18.75 per share. The warrants expire in February 2015. The Company recorded noncash expense of approximately $247,000 to the loss on note retirement account resulting from this exchange for the year ended October 31, 2012. In October 2012, this note was assigned to Magna (see Magna Note disclosure in this footnote).

During the year ended October 31, 2012, the Company paid approximately $53,000 in principal on its Bridge Notes. In addition, the Company converted approximately $169,000 of principal on these Bridge Notes into 9,014 shares of the Company’s common stock at a conversion price of $18.75 per share. The Company recorded noncash expense of approximately $27,000 to the gain on note retirement account resulting from these conversions.  As of October 31, 2012, the Company had approximately $186,000 in principal outstanding on its junior subordinated convertible promissory notes with maturity dates ranging from October 19, 2011 to May 12, 2012.

During the twelve months ended October 31, 2013, pursuant to the terms of various Assignment Agreements, the Company delivered convertible notes to Magna in aggregate principal amounts of $170,589 (including $11,765 of junior subordinated convertible promissory notes plus the above December 2011 Note in the principal amount of $158,824) and $111,111(consisting of one junior subordinated convertible promissory note), convertible into shares of common stock, which bears interest at a rate of 6% per annum, which interest accrues, but does not become payable until maturity. The Company converted the exchange note, which it refers to as the Third Magna Exchange Note, in the principal amount of $111,111 into 34,241 shares of its common stock at a conversion price of $3.25 per share, recording non-cash expense of approximately $106,000 to the loss on retirement account, on the statement of operations, for the difference between the amount of the principal converted and the fair value of the shares issued as a result of the conversion.  As of October 31, 2013, approximately $63,000 in principal remained outstanding on the junior unsubordinated convertible promissory notes, with maturity dates ranging to October 22, 2011. These notes are currently in default and are recorded as current liabilities on the balance sheet at October 31, 2013.  The Company anticipates paying off or converting these notes in full during the first or second quarter of fiscal year 2014.

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

During the twelve months ended October 31, 2013, the Company converted the JMJ August 2012 Note totaling $100,000 into 24,744 shares of its common stock. The Company recorded non-cash income of approximately $70,114 upon conversion. This non-cash income was recorded to the gain on retirement account, on the statement of operations, representing the difference between the fair value of the JMJ August 2012 Note, as reported on the balance sheet, and the fair value of the shares issued as a result of the conversion.

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

The Company also granted JMJ Financial the right, at its election, to participate in the next public offering of its securities by exchanging, in whole or in part, the funded portion of this note for a subscription to such public offering in an amount equal to 125% of the sum of the funded portion of the principal amount being exchanged plus all accrued and unpaid interest, liquidated damages, fees, and other amounts due on such exchanged principal amount. However, the note was subsequently amended in September 2013 to remove this right. If the Company completes a public offering of $10,000,000 or more, JMJ Financial has the right, at its election, to require repayment of the note, in whole or in part, in amount equal to 125% of the sum of the funded principal amount being repaid plus all accrued and unpaid interest liquidated damages, fees, and other amounts due on such principal amount. In September 2013, this note was amended to lower this threshold to $5,000,000 in connection with the sale of the new convertible promissory note to JMJ Financial.

On August 14, 2013, the Company borrowed an additional $100,000 under the JMJ April 2013 convertible promissory note. At this date, the Company has borrowed $625,000 under the JMJ April 2013 Note. JMJ Financial has no obligation to lend the Company the remaining $95,000 of available principal amount under the note and may never do so. The Company has no obligation to pay JMJ Financial any amounts on the unfunded portion of the note and may not prepay any portion of the note without JMJ Financial’s consent. During August and September 2013, JMJ Financial converted $145,833 in principal and interest on its April 2013 Note into 71,438 shares of common stock at conversion rates ranging from $1.89 to $2.20. After these conversions, $583,333 in principal and interest remained outstanding under the JMJ April 2013 Note,

On September 4, 2013, in a private placement, we issued JMJ Financial a convertible promissory note (“JMJ September 2013 Note”).  The face amount of the note reflects an aggregate principal amount of $800,000 for total consideration of $720,000 (or a 10% original issue discount). However, JMJ Financial has only paid us $500,000 in cash as consideration for the note to date. We also issued JMJ Financial 19,231 restricted shares of our common stock as a $50,000 origination fee for this convertible promissory note. JMJ Financial has no obligation to lend us the remaining $220,000 of available consideration under the note and may never do so. The convertible promissory note matures September 4, 2014 and, in addition to the 10% original issue discount, provides for payment of a one-time interest charge of 5% on funded amounts. The convertible promissory note is convertible at any time, in whole or in part, at JMJ Financial’s option into shares of our common stock at the lesser of $2.65 or 70% of the average of the lowest two closing prices in the 20-day pricing period preceding a conversion. However, at no time will JMJ Financial be entitled to convert any portion of the note to the extent that after such conversion, JMJ Financial (together with its affiliates) would beneficially own more than 4.99% of our outstanding shares common stock as of such date. We agreed to reserve at least 2,000,000 shares of our common stock for conversion of the note.  $583,333 in principal and interest remained outstanding under the JMJ September 2013 Note.

As of October 16, 2013, the Company owed JMJ Financial approximately $1,167,000 in principal and interest under its convertible promissory notes with JMJ Financial.  On October 16, 2013, we entered into an Accelerated Conversion and Note Termination Agreement with JMJ Financial whereby it agreed to exchange all of its outstanding convertible promissory notes (which had an aggregate principal amount of approximately $1,167,000), plus fees of approximately $400,000 (recorded as non-cash interest expense), for accelerated conversion, note termination and a lock-up, for an aggregate of 783,333 restricted shares of our common stock at an effective conversion price of $2.00. The Company recorded non-cash expense of approximately $922,000 upon conversion. This non-cash expense was recorded to the loss on retirement account, on the statement of operations representing the difference between the fair value of the JMT April and September Notes and the fair value of the shares issued as a result of the conversion. JMJ Financial also agreed to certain lock-up restrictions with respect to such shares. Accordingly, JMJ Financial agreed not to sell any of such shares until 60 days after the date of the agreement, following which, until 90 days after the date of the agreement, it agreed to limit the number of such shares it sells on any day to 10% of the trading volume on such day. JMJ Financial also agreed not to engage in any short sales of our common stock at any time.

At October 31, 2013, there were no remaining convertible promissory notes outstanding with JMJ Financial.

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

Unrealized losses on the mark-to-market of the notes which amounted to $97,791, for the period from the dates of issuance (September 19 and October 19, 2012) through October 31, 2013 were recorded as non-cash expense.  The Hanover PIPE Notes were recorded on the balance sheet, at fair value, of approximately $363,000.

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

Due to the fixed conversion price of $3.75, the Company reversed fair value adjustments taken in the period ended October 31, 2012 resulting in the Hanover PIPE Notes being recorded on the balance sheet at principal value. Then, the Company recorded beneficial conversion features in the aggregate principal amount of $122,092 as a discount to these notes. Accretion of the discounts amounted to $122,092 and $0 for the years ended October 31, 2013 and 2012, respectively.

During the twelve months ended October 31, 2013, the note-holder converted principal of $365,000 into 97,333 shares of the Company’s common stock at a conversion rate of $3.75 per share. During the twelve months ended October 31 2013, the Company recognized interest expense of approximately $72,000 in order to accrete the unamortized debt discount back to the notes’ principal through the dates of conversion.

As of October 31, 2013, there were no remaining Hanover PIPE Notes.

Magna Note

In October 2012, pursuant to the terms of various Assignment Agreements, which we refer to as the Assignment Agreements, Magna Group, LLC, an affiliate of Hanover, which we refer to as Magna, acquired $400,076 in aggregate principal amount of our outstanding convertible notes from certain third parties and entered into agreements to acquire an additional $340,523 in aggregate principal amount of our outstanding convertible notes from other third parties.  Pursuant to the terms of such Assignment Agreements, we delivered two convertible notes to Magna in an aggregate principal amount of $740,599, in anticipation of the closing of all of the transactions contemplated by such Assignment Agreements.  On October 25, 2012, the convertible note in the aggregate principal amount of $617,723 previously delivered to Magna was exchanged for a new convertible note in the aggregate principal amount of $400,076, convertible into shares of Common Stock, which we refer to as the Magna Exchange Note, to reflect such portion of the convertible notes actually issued as of October 25, 2012 pursuant to the Assignment Agreements, and the remaining convertible note in the aggregate principal amount of $122,876 previously delivered to Magna was returned to us and cancelled. The Magna Exchange Note bears interest at a rate of 6%, which interest accrues, but does not become payable until maturity or acceleration of the principal of the Magna Exchange Note. The Magna Exchange Note is convertible into shares of our Common Stock at a conversion price equal to 73% of the arithmetic average of the five lowest closing trading prices for the Common Stock during the 10 trading day period ending on the lowest complete trading day prior to the applicable conversion date. The Magna Exchange Note matures on October 17, 2013. To the extent Magna does not elect to convert the Magna Exchange Note as described above, the principal amount and interest of the Magna Exchange Note shall be payable in cash at maturity. Upon the closing of the remaining transactions contemplated by such applicable Assignment Agreements, we are obligated to issue additional convertible notes in the form of the Magna Exchange Note with respect to the outstanding $340,523 in aggregate principal amount of convertible notes held by the third party signatories to the other Assignment Agreements.

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

As of October 31, 2012, Magna had converted approximately $0.1 million in principal into 20,177 shares of our common stock at prices ranging from $4.45-$5.15, which resulted in non-cash expense of approximately $13,500 for the period ended October 31, 2012. Unrealized losses on the mark-to-market of the note which amounted to $33,011, for the period from the date of issuance (October 17, 2012) were recorded as non-cash expense for the period ended October 31, 2012.

As of October 31, 2012, the Magna Exchange Note was recorded at a fair value of $333,086 on the balance sheet.

During the twelve months ended October 31, 2013, Magna converted the remaining approximately $300,000 in principal into 80,992 shares of the Company’s common stock at prices ranging from $3.21 to $4.14, resulting in non-cash expense for the period of approximately $44,000 resulting from the difference between the amount of principal converted and the fair value of the shares issued as a result of the conversion. In addition, Magna converted another approximately $341,000 in principal into 182,344 shares of the Company’s common stock at prices ranging from $3.16 to $3.49, resulting in non-cash expense of approximately $281,000 resulting from the difference between the amount of principal converted and the fair value of the shares issued as a result of these conversions.

As of October 31, 2013, the Magna Exchange Note had been converted in full and no longer remained outstanding.

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

As of October 31, 2012, the French Note was recorded at its fair value of $25,950 on the balance sheet.

During the twelve months ended October 31, 2013, the Company converted principal of $25,000 of a note issued to Chris French plus accrued interest of approximately $633, into 4,527 shares of its common stock at a conversion price of $5.625 per share. In addition, the Company issued a warrant to acquire 2,263 shares, which expires on October 26, 2015 and revalued the warrant liability, at October 31, 2013, with an exercise price of $5.625, resulting in non-cash expense of approximately $21,000 resulting from the difference between the fair value of the note as shown on the balance sheet plus accrued interest to-date and the fair value of the shares issued as a result of the conversion.

As of October 31, 2013, the French Note no longer remained outstanding.

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

As of October 31, 2012, the Asher Note was recorded at its fair value of $150,687 on the balance sheet.

 During the twelve months ended October 31, 2013, Asher converted the above principal of $103,500 and accrued interest into approximately 16,439 shares of the Company’s common stock at a conversion rate of approximately $6.50/share.

On November 12, 2012, in a private placement pursuant to a note purchase agreement, the Company issued Asher a convertible promissory note in the aggregate principal amount of $153,500, for a purchase price of $153,500, which it refers to as the Second Asher Note. The Second Asher Note bears interest at a rate of 8%, which interest accrues, but does not become payable until maturity or acceleration of the principal of the Second Asher Note. The Second Asher Note is convertible into shares of the Company’s common stock at a conversion price equal to 65% of the arithmetic average of the five lowest closing trading prices for the common stock during the 10 trading day period ending on the latest complete trading day prior to the applicable conversion date. The Second Asher Note matured on August 14, 2013, nine months from its issuance date. The Second Asher Note may be converted by Asher, at its option, in whole or in part and included a limitation on conversion, which provides that at no time would Asher be entitled to convert any portion of the Second Asher Note, to the extent that after such conversion, Asher (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of the common stock of the Company as of such date.

During the year ended October 31, 2013, Asher converted the above principal of $153,500 and accrued interest of $6,140 into approximately 44,161 shares of the Company’s common stock at a conversion prices ranging from $3.43/share to $3.90/share.

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

The Company recorded interest expense of $77,737 resulting from the prepayment penalty associated with the Third Asher Note. During the twelve months ended October 31, 2013, the Company paid off the Third Asher Note in the amount of $281,237.

As of October 31, 2013, the Third Asher Note no longer remained outstanding.

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

The Company recorded interest expense of $27,917 resulting from the prepayment penalty associated with the Fourth Asher Note. During the twelve months ended October 31, 2013, the Company paid off the Fourth Asher Note in the amount of $131,417.

As of October 31, 2013, the Fourth Asher Note no longer remained outstanding.

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

As of October 31, 2012, the Paterson Note was recorded at its fair value of $103,804 on the balance sheet.

During the twelve months ended October31, 2013, the Company converted principal of $100,000 of a note issued to Yvonne Paterson plus accrued interest of approximately $2,532, into 18,107 shares of its common stock at a conversion price of $5.625 per share. In addition, the Company issued a warrant to acquire 9,054 shares, which expires on October 26, 2015 and revalued the warrant liability, at October 31, 2013, with an exercise price of $5.625, resulting in non-cash expense of $32,000 resulting from the difference between the fair value of the note as shown on the balance sheet plus accrued interest to-date and the fair value of the shares issued as a result of the conversion.

As of October 31, 2013, the Paterson Note no longer remained outstanding .

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

As of October 31, 2012, the Patton Note was recorded at its fair value of $78,909 on the balance sheet.

During the twelve months ended October 31, 2013, the Company converted the principal amount of the Patton Note, of $66,667, into 21,092 shares at a conversion price of $3.16. The Company recorded non-cash income of approximately $94,000 for the twelve months ended October 31, 2013, respectively.  Accretion of the discount amounted to $3,355, for the twelve months ended October 31, 2013.  The Patton Warrants, in the amount of 1,778, remained outstanding at October 31, 2013 and were revalued as part of the warrant liability at October 31, 2013.

As of October 31, 2013, the Patton Note no longer remained outstanding.

Redwood Management LLc

On June 21, 2013, the Company entered into a bridge financing arrangement with Redwood Management, LLC (“Redwood”), an accredited investor, for which Aegis Capital Corp. acted as placement agent and received an 8% fee based on the consideration paid to to the Company. Accordingly, on June 21, 2013, the Company entered into a Securities Purchase Agreement with Redwood Management LLC, which it refers to as Redwood, and in a private placement thereunder issued Redwood a convertible promissory note in the aggregate principal amount of $277,777, for a purchase price of $250,000 (or a 10% original issue discount), which it refers to as the Redwood Note. The Redwood Note bears interest at a rate of 5%, which interest accrues, but does not become payable until maturity or acceleration of the principal of the Redwood Note. The Redwood Note is convertible into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $6.25, or (ii) 70% of the ten day average value weighted average price (“VWAP”) for the ten trading days immediately preceding the conversion date. The Redwood Note matures on December 30, 2013, six months from its issuance date. The Redwood Note may be converted by Redwood, at its option, in whole or in part. The Redwood Note includes a limitation on conversion, which provides that at no time will Redwood be entitled to convert any portion of the Redwood Note, to the extent that after such conversion, Redwood (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of the common stock as of such date.

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

During the twelve months ended October 31, 2013, the Company converted the Redwood Note, with a principal amount of $277,777 and accrued interest of approximately $4,300 into 125,000 shares of our common stock, at an conversion price of $2.33 per share.

As of October 31, 2013, the Redwood Note no longer remained outstanding.

Issuance of Notes Collateralized by NOLs and R&D Tax Credits

On August 20, 2013, in a private placement pursuant to a note purchase agreement, we issued an accredited investor a secured convertible promissory note in the aggregate principal amount of $108,000, for a purchase price of $100,000. On September 18, 2013, we borrowed an additional $150,000 from this accredited investor and amended and restated the terms of the August note and issued this investor 12,000 shares of our common stock. As amended and restated, this note has an aggregate principal amount of $258,000, bears interest at a rate of 20% per annum and is due February 21, 2014, nine months after its original issuance date. To secure prompt payment under the note, we granted the holder a continuing security interest in all net proceeds we receive up to the aggregate amount of $258,000 plus accrued interest from the sale of our net operating loss and or research and development tax credits through the New Jersey Economic Development Program. In October 2013, the Company paid approximately $278,000 (principal and accrued interest) in full satisfaction of its obligation under this note.

As of October 31, 2013, this note no longer remained outstanding.

8. NOTES PAYABLE- FORMER OFFICER:

Moore Notes

The Company has agreed to sell senior promissory notes, which it refers to as the Moore Notes, to Mr. Moore, a Director of the Company and its former chief executive officer, from time to time, under an agreement which we refer to as the Moore Agreement. The Moore Notes bear interest at the rate of 12% per annum. Currently, under the terms of the amended and restated Moore Notes, the maturity date was the earlier of (i) the date of consummation of an equity financing in an amount of $6.0 million or more or (ii) the occurrence of any event of default as defined in the Moore Notes. As of October 31, 2012, the Company owed Mr. Moore approximately $477,000 in principal and interest under the Moore Notes.

On September 26, 2013, we entered into a debt conversion and repayment agreement with Thomas A Moore, a Director of our company and our former Chief Executive Officer, with respect to the repayment and partial conversion of amounts owed to Mr. Moore under outstanding promissory notes issued pursuant to that certain Note Purchase Agreement dated September 22, 2008, as amended from time to time. We refer to these outstanding notes as the Moore Notes. As provided in the agreement, following the closing of our October 22, 2013 public offering: (a) we paid Mr. Moore $100,000 in cash as partial repayment of the Moore Notes, (b) we converted one-half of the remaining balance (approximately $163,132)    using the same terms as  securities being offered and sold in the October 22, 2013 offering and issued Mr. Moore 40,783 shares of our common stock and a five year warrant to purchase 20,392 shares of our common stock at an exercise price of $5.00 on October 31, 2013 and (c) within three months of the closing of  the offering, we will pay Mr. Moore in cash the then remaining outstanding balance under the Moore Notes (after taking into account the $100,000 payment and automatic conversion into our securities). Following the cash payments and partial conversion into our securities, there will no longer be any outstanding balances under the Moore Notes and we will no longer have any obligations under the Moore Notes. Securities received by Mr. Moore upon conversion will be restricted securities and subject to customary lock-up restrictions.

For the twelve months ended October 31, 2013, Mr. Moore loaned the Company $11,200 under the Moore Notes. The Company paid Mr. Moore $193,833 principal on the Moore Notes for the twelve months ended October 31, 2013.  For the twelve months ended October 31, 2013 and 2012 as well as the period from inception, the Company recorded interest expense of $31,633, 29,695 and $331,654 respectively. As of October 31, 2013 and October 31, 2012, respectively, the Company was not in default under the terms of the Moore Agreement.

As of October 31, 2013, the Company owed $163,132 in principal and accrued interest on the Moore Notes.  The Company intends to repay this amount to Mr. Moore during the first quarter of fiscal year 2014, fully satisfying its remaining obligation under the Moore Notes.

9. NOTES PAYABLE-OTHER:

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

As of October 31, 2013, this note no longer remained outstanding.

10. LONG-TERM CONVERTIBLE NOTE

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

During the twelve months ended October 31, 2013, the Company issued 86,517 shares of its common stock, in lieu of cash installment payments, to satisfy $148,332 of principal and $60,102 in accrued interest. These principal payments were converted into shares of our common stock at conversion prices ranging from $2.14 to $3.57. In addition, Tonaquint converted $345,000 in principal into 156,166 shares of our common stock at conversion prices ranging from $2.14 to $2.52, recording non-cash expense of approximately $680,000 as a result of the difference between the amount of note principal converted and the fair value of the shares issued in these partial conversions.

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

On October 10, 2013, we entered into an exchange and settlement agreement with Iliad regarding the warrant issued to Tonaquint in December 2012 and subsequently transferred to Iliad. Under the agreement, we agreed to issue Iliad an aggregate of 314,252 shares of our common stock in exchange for the warrant, which we cancelled. At or prior to closing (which must occur no later than October 15, 2013), we will issue 86,283 of these shares to Iliad and instruct our transfer agent to reserve the remaining shares for issuance to Iliad, which shares will be issued at such time as Iliad would not be considered the beneficial owner of more than 4.99% of our outstanding shares of common stock. Iliad agreed that it would not sell any of such shares beginning from the date of effectiveness of the registration statement for a public offering of the sale of our common stock for gross proceeds of at least $15,000,000 until three months thereafter. In addition, so long as we close such financing by October 31, 2013, Iliad agreed to limit its sales of such shares, including shares received upon conversion of the last outstanding principal amount under the convertible promissory notes we issued to Tonaquint in December 2012, to no more than the higher of (i) 10% of our daily trading volume in any specific trading day, or (ii) 5% of our weekly trading volume in any given week. In addition, as of the date hereof, all of the outstanding principal amount under the convertible promissory notes we issued to Tonaquint in December 2012 have been converted into shares of our common stock. Accordingly, such notes are no longer issued and outstanding.

In October 2013, Tonaquint converted the remaining principal on the Tonaquint Note, in the amount of $394,594, into 184,735 shares of our common stock at a conversion price of $2.14.  The Company recorded non-cash expense of approximately $658,000 resulting from the difference between the note principal converted and the fair value of the shares issued as a result of said conversion.

As of October 31, 2013, the Tonaquint Note no longer remained outstanding.

11.  COMMON STOCK WARRANT LIABILITY

Warrants

As of October 31, 2013, there were outstanding warrants to purchase 4,066,887 shares of the Company’s common stock with exercise prices ranging from $2.76 to $21.25 per share. Information on the outstanding warrants is as follows:

Type	Exercise Price	Amount	Expiration Date	Type of Financing
Exchange Warrants - Nonexercisable	$18.75	278,329	October 2014	July 2012 Exchanges
Common Stock Purchase Warrant	$18.75	28,632	May 2015	May 2011 Convertible Debt Financing
Common Stock Purchase Warrant	$18.75	11,628	October 2014 - October 2015	Oct 2011 Convertible Debt Financing
Common Stock Purchase Warrant	$18.75	17,706	May 2015 - January 2016	December 2011 Convertible Debt Financing
Common Stock Purchase Warrant	$18.75	13,333	May 2017	May 2012 Convertible Debt Financing
Common Stock Purchase Warrant	$9.24-21.25	293,115	December 2013-April 2015	Bridge Notes
Common Stock Purchase Warrant	$4.375	1,333	December 2015	Stock Purchase Agreement
Common Stock Purchase Warrant	$18.75	376	N/A	Vendor & Other
Common Stock Purchase Warrant	$10.625-18.75	29,883	May 2014 – May 2017	Placement Agent – Convertible Debt Financing

Common Stock Purchase Warrant	$5.00	20,392	October 2018	Former Officer
Common Stock Purchase Warrant	$4.90	30,154		Consultant
Common Stock Purchase Warrant	$2.76	22,661	August 2016	Stock Purchase Agreement
Common Stock Purchase Warrant	5.625-10.625	13,095	October 2015-August 2017	August – September 2012 Convertible Promissory Notes
Common Stock Purchase Warrant	5.00	3,306,250	October 2018	Advaxis Public Offering
Common Stock Purchase Warrant	5.00	198,375	October 2018	Representative – Advaxis Public Offering

	Grand Total	4,265,262

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

At October 31, 2013, the Company had approximately3.7 million of its total 4.3 million outstanding warrants classified as equity (equity warrants). At October 31, 2012, the Company had approximately121,000 of its total 803,000 outstanding warrants classified as equity (equity warrants). At issuance, equity warrants are recorded at their relative fair values, using the Relative Fair Value Method, in the shareholders equity section of the balance sheet. Our equity warrants can only be settled through the issuance of shares and are not subject to anti-dilution provisions.

At October 31, 2013, the Company had approximately 0.6 million of its total 4.3 million outstanding warrants classified as liability warrants (common stock warrant liability). The fair value of the warrant liability, as of October 31, 2013, was approximately $0.6 million. At October 31, 2012, the Company had approximately 682,000 of its 803,000 outstanding warrants classified as liability warrants (common stock warrant liability). The fair value of the warrant liability, as of October 31, 2012 was approximately $.4 million. In fair valuing the warrant liability, at October 31, 2013 and October 31, 2012, the Company used the following inputs in its BSM Model:

	10/31/2013	10/31/2012

Exercise Price:	$2.76-21.25	$6.625-21.25

Stock Price	$3.74	$5.625

Expected term:	61-1371 days	81-1736 days

Volatility %	98.89%-186.24%	66.51%-146.78%

Risk Free Rate:	..035%-.94%	0.09-0.56%

Warrant Liability/Embedded Derivative Liability

Warrant Liability

As of October 31, 2013, the Company had approximately 565,000 of its total approximately 4.3 million total warrants classified as liabilities (liability warrants). Of these 565,000 liability warrants, approximately 287,000 warrants are outstanding and 278,000 warrants are exchange warrants – nonexercisable. The Company utilizes the BSM Model to calculate the fair value of these warrants at issuance and at each subsequent reporting date. For those warrants with exercise price reset features (anti-dilution provisions), the Company computes multiple valuations, each quarter, using an adjusted BSM model, to account for the various possibilities that could occur due to changes in the inputs to the BSM model as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). The Company effectively weights each calculation based on the likelihood of occurrence to determine the value of the warrants at the reporting date. At October 31, 2013, approximately 203,000 of our 565,000 liability warrants are subject to anti-dilution provisions. A certain number of liability warrants contain a cash settlement provision in the event of a fundamental transaction (as defined in the common stock purchase warrant). Any changes in the fair value of the warrant liability (i.e. - the total fair value of all outstanding liability warrants at the balance sheet date) between reporting periods will be reported on the statement of operations.

As of October 31, 2012, the Company had approximately 682,000 of its total approximately 803,000 total warrants classified as liabilities (liability warrants). Of these 682,000 liability warrants, approximately 404,000 warrants are outstanding and 278,000 warrants are exchange warrants – nonexercisable. The Company utilizes the BSM Model to calculate the fair value of these warrants at issuance and at each subsequent reporting date. For those warrants with exercise price reset features (anti-dilution provisions), the Company computes multiple valuations, each quarter, using an adjusted BSM model, to account for the various possibilities that could occur due to changes in the inputs to the BSM model as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). The Company effectively weights each calculation based on the likelihood of occurrence to determine the value of the warrants at the reporting date. At October 31, 2012, approximately 104,000 of our 803,000 million liability warrants were subject to anti-dilution provisions. A certain number of liability warrants contain a cash settlement provision in the event of a fundamental transaction (as defined in the common stock purchase warrant). Any changes in the fair value of the warrant liability (i.e. - the total fair value of all outstanding liability warrants at the balance sheet date) between reporting periods will be reported on the statement of operations.

At October 31, 2013 and 2012, the fair value of the warrant liability was approximately $647,000 and $434,000, respectively. For the twelve months ended October 31, 2013 and October 31, 2012, the Company reported a loss of approximately $1.2 million and income of approximately $6.4 million, respectively, due to changes in the fair value of the warrant liability.

Exercise of Warrants

During the twelve months ended October 31, 2013, an accredited investor exercised 8,889 warrants at an exercise price of $10.625, resulting in net proceeds to the Company of $94,444. During the twelve months ended October 31, 2013, the Company issued 484,876 shares to Tonaquint as a result of cashless exercises of 189,415 warrants per the terms of the December 2012 promissory note in addition to the settlement agreement entered into in October 2013.

During the twelve months ended October 31, 2012, investors in the Company exercised 21,961 warrants at a price of $18.75 per share, resulting in total proceeds to the Company of approximately $412,000.

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

During the twelve months ended October 31, 2012, the Company exchanged October 2007 warrants to purchase 38,331 shares of Common Stock for new warrants to purchase 51,108 shares of Common Stock. The new warrants issued pursuant to the exchanges are identical to the October 2007 warrants, except that such warrants do not contain any economic anti-dilution adjustment. The Company recorded noncash expense of approximately $25,000 to the changes in fair value account resulting from this exchange. Subsequently, the Company exchanged these new warrants, in the amount of 51,108 for shares of our common stock in the amount of 12,777. The Company recorded noncash income of approximately $54,000 due to the changes in fair value at the date of exchange and a noncash expense of approximately $89,000 resulting from this exchange of warrants for shares of our common stock during the twelve months ended October 31, 2012.

July 2012 Warrant Exchange

On June 8, 2012, Thomas A. Moore, our former Chief Executive Officer, waived our obligation to keep reserved from our authorized and available shares of common stock, such number of shares of our common stock necessary to effect the exercise or conversion, as applicable, in full, of (i) warrants to purchase an aggregate of 88,517 shares of our common stock and (ii) promissory notes convertible into 6,400 shares of our common stock. This waiver expired on August 16, 2012, the date that we filed an amendment to our certificate of incorporation with the Secretary of State of the State of Delaware to effect an increase to our authorized shares of common stock.

On July 5, 2012, in consideration for the waiver described above, we entered into an exchange agreement with Mr. Moore, with an effective date of June 8, 2012, pursuant to which Mr. Moore surrendered warrants to purchase an aggregate of approximately 88,517 shares of our common stock to us in exchange for receiving warrants to purchase an aggregate of approximately 88,517 shares of our common stock that were not exercisable and for which no shares of our common stock were reserved until we filed an amendment to our certificate of incorporation with the Secretary of State of the State of Delaware to effect an increase to our authorized shares of common stock. Mr. Moore also agreed pursuant to the exchange agreement not to convert the promissory notes convertible into 6,400 shares of our common stock until the Company filed on amendment to its certificate of incorporation with the Secretary of State of the State of Delaware to effect an increase to its authorized shares of common stock. In addition, the warrants to be issued in the exchange have an extended expiration date of two years following issuance.

In July 2012, we entered into exchange agreements with certain additional holders of an additional 189,812 warrants to purchase shares of our common stock. Similar to Mr. Moore, these holders have surrendered warrants to purchase an aggregate of approximately 189,812 shares of our common stock to us in exchange for receiving warrants to purchase the same aggregate amount of our common stock .These warrant shares were not exercisable and no shares of our common stock were reserved until we filed an amendment to our certificate of incorporation with the Secretary of State of the State of Delaware to effect an increase to our authorized shares of common stock. In addition, warrants to be issued in the exchange have an extended expiration date of two years following issuance.

The Company recorded noncash income of approximately $408,000 as a result of these exchanges.

The Company has included the above exchanged warrants, aggregating to 278,329, in its total warrants of 4,066,887 as of October 31, 2013. These new warrants are expected to be issued by early 2014.

Expiration of Warrants

During the twelve months ended October 31, 2013, the Company had 500 warrants with no anti-dilution provisions, expire unexercised.

During the twelve months ended October 31, 2012, the Company had 126,957 warrants (“October 2007 warrants”), with anti-dilution provisions, and 3,200 warrants, with no such anti-dilution provisions, expire unexercised.

Warrants with anti-dilution provisions

Some of the Company’s warrants (approximately 203,000) contain anti-dilution provisions originally set at $25.00 with a term of five years. As of October 31, 2013, these warrants had an exercise price of approximately $9.24. As of October 31, 2012, these warrants had an exercise price of approximately $18.70. If the Company issues any common stock , except for exempt issuances as defined in the warrant for consideration less than the exercise price then the exercise price and the amount of warrant shares available would be adjusted to a new price and amount of shares per the “ weighted average” formula included in the warrant. For the twelve months ended October 31, 2013, this anti-dilution provision required the Company to issue approximately 99,000 additional warrant shares; and the exercise price to be lowered to a significant amount ($9.24). Any future financial offering or instrument issuance below the current exercise price of $9.24 will cause further anti-dilution and re-pricing provisions in approximately 203,000 of its total outstanding warrants.

For those warrants with exercise price reset features (anti-dilution provisions), the Company computes multiple valuations, each quarter, using an adjusted BSM model, to account for the various possibilities that could occur due to changes in the inputs to the BSM model as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). The Company utilized different exercise prices of $9.24 and $7.50, weighting the possibility of warrants being exercised at $9.24 between 40% and 50% and warrants being exercised at $7.50 between 60% and 50%.

As of October 31, 2013, there were outstanding warrants to purchase 3,788,558 shares of the Company’s common stock and exchange warrants - nonexercisable to purchase 278,329 shares of the Company’s common stock with exercise prices ranging from $2.76 to $21.25 per share

Embedded Derivative Liability

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

At October 31, 2013 and October 31, 2012, the fair value of the Embedded Derivative Liability was $0 as the related notes were paid off, converted or reached maturity. For the twelve months ended October 31, 2013 and October 31, 2012, the Company reported income of approximately $0 and $400,000, respectively, due to changes in the fair value of the Embedded Derivative Liability partially resulting from debt to equity exchanges during the period.

The fair value of the Warrants and Embedded Derivatives are estimated using an adjusted BSM model. The Company computes multiple valuations, each quarter, using the BSM model for each derivative instrument to account for the various possibilities that could occur due to changes in the inputs to the BSM model as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). The Company effectively weights each calculation based on the likelihood of occurrence to determine the value of the derivative at the reporting date. As of October 31, 2013, the fair value of the Warrants and Embedded Derivatives was determined to be approximately $647,000 and $0, respectively. As of October 31, 2012, the fair value of the Warrants and Embedded Derivatives was determined to be approximately $1.9 million and $0, respectively. We increased loss approximately $1.5 million for net changes in the fair value of the common stock warrant liability for the year ended October 31, 2013. We increased income approximately $6.0 million for net changes in the fair value of the common stock warrant liability and embedded derivative liability for year ended October 31, 2012.

12. STOCK OPTIONS:

The Company has one active stock and cash-based incentive plan, the 2011 Omnibus Incentive Plan (the “Plan”), pursuant to which the Company has granted stock options to executive officers, directors, employees and consultants. The Incentive Plan was adopted on August 22, 2011 and approved by the shareholders on September 27, 2011. An aggregate of 20,000,000 shares of our common stock (subject to adjustment by the compensation committee) are reserved and available for delivery under the 2011 Plan. On August 13, 2012, at our annual meeting, shareholders by ratified and approved an amendment to our 2011 Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan by 45,000,000. At October 31, 2012, the Company had granted 140,320 options to employees and consultants, at an exercise price, of approximately $18.75.

The 2011 Plan supersedes all of the Company’s previous stock option plans, which include the 2004 Stock Option Plan, the 2005 Stock Option Plan and the 2009 Stock Option plan under which the Company had options to purchase 10,676, 42,952 and 271,560 shares of common stock. The terms and conditions of the options outstanding under these plans remain unchanged. As of October 31, 2013, the Company had outstanding options of 467,923.

Total compensation cost for our stock plans recognized in the statement of operations for the year ended October 31, 2013 was approximately $3.53 million, of which approximately $1.19 million was included in research and development expenses and approximately $2.34 million was included in general and administrative expenses..

The fair value of options granted for the years ended October 31, 2013 and 2012 amounted to $1,215,875 and $2,539,792, respectively.

As of October 31, 2013, there was approximately $1,204,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining average vesting period of 1.12 years.
A summary of the grants, cancellations and expirations (none were exercised) of the Company’s outstanding options for the periods starting with October 31, 2011 through October 31, 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value

Outstanding as of October 31, 2011	218,539	20.00	7.1	-
Granted	140,320	18.75	8.0	-
Cancelled or Expired	(400)	12.50	5.75	-
Outstanding as of October 31, 2012	358,459	20.00	8.0	-
Granted	134,600	9.38	9.5	-
Cancelled or Expired	(25,136)	12.50	3.8	-
Outstanding as of October 31, 2013	467,923	$15.86		-
Vested & Exercisable at October 31, 2013	384,737	$16.22	4.75	$-

The fair value of each option granted from the Company’s stock option plans during the years ended October 31, 2013 and 2012 was estimated on the date of grant using the Black-Scholes option-pricing model. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s Common Stock price, (ii) the periods of time over which employees and Board Directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on the Company’s Common Stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives.  The Company used their own historical volatility in determining the volatility to be used. Expected lives are based on contractual terms given the early stage of the business and lack of intrinsic value. The expected dividend yield is zero as the Company has never paid dividends to common shareholders and does not currently anticipate paying any in the foreseeable future.

	Year Ended	Year Ended
	October 31, 2013	October 31, 2012
Expected volatility	138.05%	143.00%
Expected Life	10	10
Dividend yield	0	0
Risk-free interest rate	2.04%	2.10%
Forfeiture Rate	4.4%	4.4%

2011 Employee Stock Purchase Plan

Our board of directors adopted the Advaxis, Inc. 2011 Employee Stock Purchase Plan, which we refer to as the ESPP, on August 22, 2011, and our shareholders approved the ESPP on September 27, 2011. The ESPP allows employees to purchase common stock of the Company at an 15% discount to the market price on designated exercise dates. Employees were eligible to participate in the ESPP beginning December 30, 2011. 5,000,000 shares of our common stock are reserved for issuance under the ESPP.

During the twelve months ended October 31, 2013, $22,575 was withheld from employees, on an after-tax basis, in order to purchase 5,291 shares of our common stock.  During the twelve months ended October 31, 2012 approximately $18,300 was withheld from employees, on an after-tax basis, in order to purchase an aggregate of 1,656 shares of our common stock.

13. COMMITMENTS AND CONTINGENCIES :

Employment Agreements

On December 19, 2013, the Company and each of Daniel J. O’Connor, Chief Executive Officer and President, Gregory T. Mayes, Executive Vice President and Chief Operating Officer, Mark J. Rosenblum, Senior Vice President, Chief Financial Officer and Secretary, Robert G. Petit, Executive Vice President and Chief Scientific Officer, and Chris L. French, Vice President and Executive Director, Medical Affairs, of the Company (each, an “Executive”), voluntarily entered into an amendment (each, an “Amendment” and collectively, the “Amendments”) to their respective employment agreements (each, an “Employment Agreement”).

Under the terms of each Amendment, all of the Executives voluntarily agreed to utilize a percentage of their base salary for stock compensation. Common stock of the Company (“Common Stock”) will be acquired by each Executive based on the fair market value of the Common Stock on the date of acquisition. The allocation between the cash and equity components of each Executive’s base salary is as follows:

	% of base salary	% of base salary
Executive	in cash	in stock
Daniel J. O’Connor	75.0	25.0
Gregory T. Mayes, III	92.5	7.5
Mark J. Rosenblum	92.5	7.5
Robert G. Petit	91.5	8.5
Chris L. French	95.0	5.0

The stock compensation will be acquired by the Executives on the last business day of each fiscal quarter of the Company in accordance with the terms and provisions of the Company's 2011 Omnibus Incentive Plan.

The Amendments also clarify that Severance Payments (as such term is defined in the respective Employment Agreements) and benefits, if any, payable to each Executive in accordance with their respective Employment Agreements are intended to be exempt from or comply with the requirements of Section 409A of the Internal Revenue Code.

The Amendments entered into by and between the Company and Mr. O’Connor, Mr. Rosenblum, Mr. Petit and Ms. French also clarify that each such Executive’s permission to purchase discounted Common Stock in any capital raise conducted by the Company shall only be to the extent permitted by, and on terms consistent with, the Company's 2011 Omnibus Incentive Plan, applicable law and the rules and regulations of NASDAQ (or such other applicable exchange).

Pursuant to the terms of the Amendment entered into by and between the Company and Mr. O’Connor, Mr. O’Connor’s base salary compensation is increased to (i) $325,000.00, effective from the date of Mr. O’Connor’s appointment as CEO of the Company through December 31, 2014, (ii) $350,000.00 on January 1, 2015 through December 31, 2015, and (iii) $375,000.00 on January 1, 2016 through the remainder of the Initial Term (as such term is defined in Mr. O’Connor’s Employment Agreement) and, to the extent the Initial Term of his Employment Agreement is extended in accordance with the provisions thereof, through December 31, 2016, subject to adjustment.

Legal Proceedings

On March 22, 2013, the Company was notified that Brio Capital L.P. which we refer to as Brio, had filed a lawsuit against Advaxis, in the Supreme Court of the State of New York, County of New York, titled Brio Capital L.P. v. Advaxis Inc., Case No. 651029/2013, which we refer to as the Action. The complaint in  the Action alleges, among other things, that Advaxis breached the terms of certain warrants to purchase shares of our common stock that we originally issued to Brio on October 17, 2007 and on June 18, 2009, , and that Brio has suffered damages as a result thereof. Brio’s complaint seeks (i) a preliminary and permanent injunction directing us to issue to Brio 21,742 shares of our common stock, along with the necessary corporate resolutions and legal opinions to enable Brio to sell such common stock publicly without restriction; and (ii) damages of at least $500,000 (in an amount to be determined at trial), along with interest, costs and attorneys’ fees related to the Action. On April 15, 2013, in partial resolution of the Brio lawsuit, we issued 21,742 shares of common stock and provided certain corporate resolutions and legal opinions necessary to enable Brio to sell such common stock publicly without restriction. On October 29, 2013, we entered into a settlement agreement with Brio to settle the remaining claims under the Action, which agreement was to become binding only when approved by the court at a fairness hearing. The parties later agreed to amend the settlement by the Company paying Brio $205,000 in full settlement of all claims related to this lawsuit in exchange for a release of claims and cancellation of the warrants. The matter is now finally settled and the Action dismissed with prejudice.

On August 19, 2013, we entered into an agreement with Maxim Group LLC, or Maxim to terminate a July 2012 engagement agreement between the parties, pursuant to which Maxim asserted claims for unpaid fees related to the introduction of investors to us and services provided. As consideration for terminating the agreement, we agreed to pay Maxim approximately $589,000 in monthly installment payments in either cash or shares of our common stock, and a warrant to purchase 30,154 shares of our common stock at an exercise price of $4.90 per share. Additionally, in order to move the settlement forward, we reluctantly agreed to pay Maxim an additional $150,000 upon the completion of a contemplated public offering of securities. On September 17, 2013, we issued 25,582 shares of our common stock as an installment payment under this agreement and also issued the warrant to acquire 30,154 shares of our common stock at $4.90 per share, and on September 27, 2013, we issued 158,385 shares of our common stock to satisfy the remaining amount owed under this agreement. Maxim rejected the delivery of these 158,385 shares and claimed that we may not prepay our obligations under the agreement notwithstanding any language to the contrary in the agreement. Upon receipt of the rejected shares, Advaxis cancelled the issuance of such shares.  Upon the completion of our public offering in October, 2013 we paid the aforementioned $150,000 and commenced final settlement of the disputed amounts owed. On or about November 14, 2013 Maxim initiated a a proceeding by confession of judgment  in New York State Court to recover monies it believes Advaxis owes it under the Termination Agreement in the amount of $484,709.50. On November 15, 2013 the New York County Clerk’s office entered a judgment in favor of Maxim. On or about November 22, 2015 Maxim mailed a Notice of Entry To Advaxis and  the parties decided to settle the dispute without any admission of liability or wrongdoing and on December 23, 2013 the parties executed a Settlement Agreement and Releases  On December 27, 2013 we paid Maxim $285,000 in final settlement of all matters related to their claim.

We are from time to time involved in legal proceedings in the ordinary course of our business. We do not believe that any of these claims and proceedings against us is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations.

University of Pennsylvania

On May 10, 2010, the Company entered into a second amendment to the Penn license agreement pursuant to which it acquired exclusive licenses for an additional 27 patent applications related to its proprietary Listeria vaccine technology.   As part of this amendment the Company exercised its option for the rights to seven additional patent dockets, including 23 additional patent applications, at an option exercise fee payable in the form of $35,000 in cash and $70,000 in its common stock (approximately 3,111 shares of its common stock based on a price of $22.50 per share) and agreed to pay historical patent costs incurred by Penn at a cost of approximately $462,000. As of October 31, 2013, Pennowned 28,468 shares of our common stock. As of October 31, 2013, the Company owed Penn approximately $325,000 under all licensing agreements.

In November and December 2013, the Company paid Penn approximately $116,000 (approximately $107,000 was related to the licensing costs of $325,000 recorded in Accounts Payable as of October 31, 2013; approximately $9,000 paid for licensing costs incurred in November and December 2013).

Numoda

On June 19, 2009 the Company entered into a Master Agreement and on July 8, 2009, it entered into a Project Agreement with Numoda Corporation, which it refers to as Numoda, a leading clinical trial and logistics management company, to oversee Phase II clinical activity with ADXS11-001 for the treatment of invasive cervical cancer and CIN.  Numoda is responsible globally for integrating oversight and logistical functions with the clinical research organizations, contract laboratories, academic laboratories and statistical groups involved.  The scope of this agreement covers over three years and is estimated to cost approximately $12.2 million   for both trials. Pursuant to the Master Agreement, the Company is permitted to pay a portion of outstanding charges to Numoda in the form of the Company’s common stock and during May 2010, the Company issued 28,000 shares of its common stock to an affiliate of Numoda in satisfaction of $350,000 in services rendered by Numoda to the Company under the Master Agreement. The Company has recorded deferred expenses on the balance sheet for this amount and amortizes this amount to expense over the life of the agreement. As the Company is billed by Numoda on a monthly basis, these costs are capitalized to deferred expenses. As the clinical trials progress in terms of patient enrollment and time, the Company reduces the deferred expense balance and recognizes clinical trials expense on the statement of operations. From inception through October 31, 2013, the Company has paid Numoda approximately $8.8 million.

As of October 31, 2013, the Company owed Numoda approximately $300,000, which is recorded in Accounts Payable.

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

Pursuant to the terms of the Order and the Stipulation, the Company issued and delivered to Socius an aggregate of 197,449 shares of its common stock for the entire Claim in the period from July to November 2012, which were subject to adjustment as described in the Stipulation. During the twelve months ended October 31, 2013, the Company delivered an additional 33,750 shares of our common stock and recorded non-cash income of approximately $615,000 related to the issuance of stock to Socius in settlement of the Claim.

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

Consulting Agreement; Debt Conversion/Repayment

On August 19, 2013, the Company entered into a consulting agreement with Mr. Moore, pursuant to Mr. Moore will continue to assist the Company with the development of its veterinary program in exchange for (i) receiving an aggregate of approximately $350,000, paid in installments over the course of the one year consulting period, and (ii) reimbursement by the Company for any costs associated with or incurred by Mr. Moore for participation in a group health plan and (iii)  a grant of 37,500 restricted stock units (RSU’s) that will vest quarterly over three years. The term for this consulting agreement is one year.

On September 26, 2013, we entered into a debt conversion and repayment agreement with Thomas A Moore, a Director of our company and our former Chief Executive Officer, with respect to the repayment and partial conversion of amounts owed to Mr. Moore under outstanding promissory notes issued pursuant to that certain Note Purchase Agreement dated September 22, 2008, as amended from time to time. We refer to these outstanding notes as the Moore Notes. As provided in the agreement, following the closing of our October 22, 2013 public offering: (a) we paid Mr. Moore $100,000 in cash as partial repayment of the Moore Notes, (b) we converted one-half of the remaining balance (approximately $162,132)  using the same terms as  securities being offered and sold in the October 22, 2013 offering and issued Mr. Moore 40,783 shares of our common stock and a five-year warrant to purchase 20,392 shares of our common stock at an exercise price of $5 per share on October 31, 2013 and (c) within three months of the closing of  the  offering, we will pay Mr. Moore in cash the then remaining outstanding balance under the Moore Notes (approximately $163,132). The Company intends to repay this amount during the first quarter of fiscal year 2014, fully satisfying its remaining obligations under the Moore Notes.

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

Other

Pursuant to a Clinical Research Service Agreement, executed in April 2005, the Company is obligated to pay Pharm–Olam International for service fees related to a Phase I clinical trial. As of October 31, 2013, the Company has no outstanding balance of on this agreement. During the twelve months ended October 31, 2013, the Company settled an aged payable balance in the amount of $223,620 for a payment of $75,000, recording non-cash income of approximately $148,000 on this transaction.

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

14.	INCOME TAXES:

The income tax provision (benefit) consists of the following:

	October 31,	October 31,
	2013	2012
Federal
Current	$-	$-
Deferred	(3,725,144)	(9,974,596)
State and Local
Current	(725,190)	(346,787)
Deferred	(202,712)	(1,826,038)
Change in valuation allowance	3,927,856	11,800,634
Income tax provision (benefit)	$(725,190)	$(346,787)

The Company has U.S. federal net operating loss carryovers (NOLs) of approximately $58,446,529 and  $50,057,488 at October 31, 2013 and 2012, respectively, available to offset taxable income through the fiscal year ended October 31, 2033. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers. The Company also has New Jersey State Net Operating Loss carry overs of $17,562,615 and $9,173,574, as of October 31, 2013 and October 31, 2012, respectively, available to offset future taxable income through 2033.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  After consideration of all the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.  For the year ended October 31, 2013 and 2012, the change in the valuation allowance was approximately $3,927,856 and $11,800,634.

The company evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  ASC 740 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the company has taken or expects to take in its tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.    Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.”  A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as “Other expenses – Interest” in the statement of operations.  Penalties would be recognized as a component of “General and administrative.”

No interest or penalties on unpaid tax were recorded during the years ended October 31, 2013 and October 31, 2012, respectively.  As of October 31, 2013 and October 31, 2012, no liability for unrecognized tax benefits was required to be reported.  The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company files tax returns in the U.S. federal and state jurisdictions and is subject to examination by tax authorities beginning with the year ended October 31, 2010.

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	Years Ended
	October 31,	October 31,
	2013	2012
Deferred Tax Assets

Net operating loss carryovers	$21,994,270	$21,162,237
Stock-based compensation	3,772,857	1,907,607
Other deferred tax assets	1,603,056	957,982
Total deferred tax assets	$27,370,183	$24,027,826
Valuation allowance	(26,342,495)	(22,414,639)
Deferred tax asset, net of valuation allowance	$1,027,688	$1,613,187

Deferred Tax Liabilities

Other deferred tax liabilities	(1,027,688)	(1,613,187)
Total deferred tax liabilities	$(1,027,688)	$(1,613,187)
Net deferred tax asset (liability)	$-	$-

The expected tax (expense) benefit based on the statutory rate is reconciled with actual tax expense benefit as follows:

	Years Ended
	October 31,	October 31,
	2013	2012
US Federal statutory rate	34.00%	34.00

State income tax, net of federal benefit	5.9	5.9

Debt discount	(1.4)	-

Fair value of common stock warrant liability	(2.9)	15.0

Deferred tax true-up - permanent differences	(9.8)	-

Non-deductible loss on note retirement	(9.4)	-

Deferred tax adjustment	(0.7)	39.3

Change in valuation allowance	(19.0)	(97.8)

Income tax benefit from sale of New Jersey NOL carryovers	3.5	2.9

Other permanent differences	3.3	3.6

Income tax (provision) benefit	3.50%	2.90%

15. SHAREHOLDERS’ EQUITY :

Public Offering

On October 22, 2013, the Company closed its public offering of 6,612,500 shares of common stock, and warrants to purchase up to an aggregate of 3,306,250 shares of its common stock, including 862,500 shares and warrants to purchase 431,250 shares that were offered and sold by the Company pursuant to the full exercise of the underwriters’ over-allotment option, at a price to the public of $4.00 per share and $0.001 per warrant. The warrants have a per share exercise price of $5.00, 125% of the public offering price of the common stock, are exercisable immediately, and expire five years from the date of issuance. Aegis, as the representative, received warrants to purchase 198,375 shares of the Company’s common stock (equal to 3% of total shares offered), which warrants are exercisable at $5.00 pershare and expire five years from the date of issuance. Total gross proceeds from the offering were approximately $26,500,000, before deducting underwriting discounts and commissions and other offering expenses paid by the Company of approximately $2,200,000.

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

In consideration for Hanover’s execution and delivery of the Hanover Purchase Agreement, in connection with the execution and delivery of the Hanover Purchase Agreement, the Company issued Hanover 28,000 Commitment Fee Shares in November 2012. The Company recognized non-cash expense of approximately $157,000 related to the issuance of the Commitment Fee Shares in the twelve months ended October 31, 2013. The Company has also agreed to issue Hanover additional Maintenance Fee Shares of its common stock in the event that no shares of common stock have been purchased or sold pursuant to the Hanover Purchase Agreement during any calendar quarter during the 24 month term per the terms of the Hanover Purchase Agreement.

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

During the twelve months ended October 31, 2013, the Company sold 359,224 shares of its common stock under the Equity Enhancement Program for proceeds totaling $2,964,140.

Stock Purchase Agreements

During the twelve months ended October 31, 2013, the Company sold 62,981 shares of its common stock, to accredited investors, for proceeds totaling approximately $177,250. The Company recorded a liability on its balance sheet for approximately $100,000 (included in proceeds of $177,250) for approximately 45,000 shares (included in the above 62,981 shares), that were not yet delivered to an accredited investor as of October 31, 2013.

Ironridge Settlement

On December 20, 2012, the Superior Court of the State of California for the County of Los Angeles Central District entered an Order for Approval of Stipulation for Settlement of Claims, which the Company refers to as the Order, in the matter titled Ironridge Global IV, Ltd. vs. Advaxis, Inc . The Order, together with the Stipulation for Settlement of Claims, which the Company refers to as the Stipulation, dated December 19, 2012, between the Company and Ironridge Global IV, Ltd., which it refers to as Ironridge, provides for full and final settlement of Ironridge’s $692,761 claim against the Company in connection with past due invoices relating to attorney fees, which Ironridge purchased pursuant to a Receivable Purchase Agreement, dated December 14, 2012, which the Company refers to as the Claim. Pursuant to the terms of the Order and the Stipulation, the Company was obligated to issue 267,117 shares of its common stock to settle the $692,761 owed. On December 21, 2012, the Company issued and delivered to Ironridge 360,000 shares of its common stock, par value $0.001 per share. Accordingly, Ironridge returned 92,883 shares of its common stock on January 30, 2013.

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

There were no sales of Series B Preferred Stock during the years ended October 31, 2012 and 2013.

The Company also recorded $149,562 and $485,812 in accrued interest on the promissory notes through the twelve months ended October 31, 2013 and the twelve months ended October 31, 2012, respectively. The value of the Promissory Note and Interest Receivable was $0 and $10,484,022 as of October 31, 2013 and October 31, 2012, respectively. The promissory bears interest at 2 % per annum which is credited directly to capital.

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

As of October 31, 2013, the Series B preferred stock had a liquidation preference of $0 due to its redemption as described below. At October 31, 2012 the Series B preferred stock had a liquidation preference of $9,722,570 comprised of $10,000 per share plus the total of the cumulative accrued dividends in the amount of $2,322,570. During the twelve months ended October 31, 2013 and 2012 and the period from March 1, 2002 (date of inception) to October 31, 2013, the Company accrued dividends of $555,000, $740,000 and $2,877,570 respectively.

Series B Preferred Redemption

On September 26, 2013, we entered into a Notice of Redemption and Settlement Agreement with Optimus Capital Partners, LLC, a Delaware limited liability company, dba Optimus Life Sciences Capital Partners, LLC, Optimus CG II, Ltd., a Cayman Islands exempted Company and Socius CG II, Ltd., a Bermuda exempted Company, pursuant to which we agreed to redeem our outstanding shares of Series B Preferred Stock. Pursuant to the agreement, we agreed to cancel an outstanding receivable in the amount of $10,633,584 as of the date of the agreement as payment in full of the redemption payment due under the terms of the Series B Preferred Stock and agreed to issue 33,750 shares of our common stock having a fair value of $221,400 to settle a disagreement regarding the calculation of the settlement amount under a July 2012 Order and Stipulation. In connection with the redemption, we agreed to cancel the outstanding warrant held by Optimus. The Company recorded a charge to Retained Earnings for the accrued dividends payable to date, of $2,877,570 were canceled as part of the redemption transaction. The difference between the accrued dividends payable to-date and the outstanding receivable were written off to Additional Paid-In Capital. The loss on the aforementioned transaction was not material. Accordingly, following such redemption, there are no longer any shares of our Series B Preferred Stock issued and outstanding.

16.    FAIR VALUE

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

•   Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

The following table provides the liabilities carried at fair value measured on a recurring basis as of October 31, 2012:

October 31, 2013	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $2.76 - $21.25 from through August 2017	$-	$	$646,734	$646,734

October 31, 2012	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $6.63 - $21.25 from October 2012 through August 2017	$-	$	$434,136	$434,136
Embedded Derivative Liability				-

October 31, 2012
Short term Convertible Notes Payable
May 2012 Notes	$-	$	$588,313	$588,313
Hanover PIPE Notes – September & October 2012			$362,791	362,791
Magna Exchange Note			$333,086	333,086
Asher Note			$150,687	150,687
French, Patton & Paterson Notes			$208,664	$208,664
Short-term convertible Notes and FV of Embedded Derivative				$1,643,541

The following table summarizes the changes in fair value of the Company's Level 3 financial instruments for the twelve months ended October 31, 2013 and October 31, 2012.

Common stock warrant liability:

October 31,
2013

Beginning balance: October 31, 2012	$434,136
Issuance of common stock warrants	1,460,867
Reclassification of warrant liability to equity	-
Exercises and exchanges of warrants	(1,026,131)
Issuance of additional warrants due to anti-dilution provisions	123,744
Change in fair value	(345,882)

Balance at October 31, 2013	$646,734

October 31,
2012

Beginning balance: October 31, 2011	$6,391,071
Issuance of common stock warrants	327,534
Reclassification of warrant liability to equity	-
Exercises and exchanges of warrants	(487,475)
Issuance of additional warrants due to anti-dilution provisions	150
Change in fair value	(5,797,144)

Balance at October 31, 2012	$434,136

Convertible notes at fair value:

October 31,
2013

Beginning balance – October 31, 2012	1,643,541
Issuance of notes	1,984,110
Transfer-out	(3,727,845)
Change in Fair Value of notes	100,194
Ending balance – October 31, 2013	$-

October 31,
May 2012 Notes	2012

Issuance of notes	687,000

Issuance of C/S warrants	(291,400)

Changes in fair value	192,713

$588,313

October 31,
Hanover PIPE Notes	2012

Issuance of notes	265,000

Changes in fair value	97,791

$362,791

October 31,
Magna Exchange Note	2012

Issuance of notes	400,075

Conversions to common stock	(100,000)
Changes in fair value	33,011

$333,086

Asher Note
Issuance of notes	103,500

Changes in fair value	47,187

$150,687

October 31,
French, Patton & Paterson Notes	2012

Issuance of notes	175,000
Issuance of warrants	(36,134)
Changes in fair value	69,798

$208,664

17. SUBSEQUENT EVENTS

Biocon Limited

On January 20, 2104 the Company and Biocon Limited, a company incorporated under the laws of India entered into a Distribution and Supply Agreement.

Pursuant to the Agreement, Advaxis granted Biocon an exclusive license (with a right to sublicense) to (i) use Advaxis’ data from clinical development activities, regulatory filings, technical, manufacturing and other information and know-how to enable Biocon to submit regulatory filings for ADXS-HPV incertain territories ( “Territory”) and (ii) import, promote, market, distribute and sell pharmaceutical products containing ADXS-HPV.

Under the Agreement, Biocon has agreed to use its commercially reasonable efforts to obtain regulatory approvals for ADXS-HPV in India. In the event Phase II or Phase III clinical trials are required, Advaxis shall conduct such trials at its cost, provided that if Advaxis is unable to commence such clinical trials,  Biocon may conduct such clinical trials, subject to reimbursement of costs by Advaxis. Biocon has agreed to commence commercial distribution of ADXS-HPV no later than 9 months following receipt of regulatory approvals in a country in the Territory. Biocon will be responsible for the costs of obtaining and maintaining regulatory approvals in the Territory.

Advaxis will have the exclusive right to supply ADXS-HPV to Biocon and Biocon will be required to purchase its requirements of ADXS-HPV exclusively from Advaxis at the specified contract price, as such price may be adjusted from time to time. In addition, Advaxis will be entitled to a six-figure milestone payment if net sales of ADXS-HPV for the contract year following the initiation of clinical trials in India exceed certain specified thresholds.

Biocon will also have a right of first refusal relating to the licensing of any new products in the Territory that Advaxis may develop during the term of the Agreement.

The term of the Agreement will be the later of twenty years or the last to expire patent or patent application. In addition, the Agreement may be terminated by either party upon thirty days’ written notice (i) in the event of a material breach by the other party of its obligations under the Agreement, (ii) if the other party becomes bankrupt or insolvent or (iii) if the other party undergoes a change in control ( see also Item 1- Collaborations, Partnerships and Agreements).

Licensing Agreement

The Company entered into an exclusive licensing agreement for the development and commercialization of ADXS-HPV with Global BioPharma, Inc. (GBP), a Taiwanese based biotech company funded by a group of investors led by Taiwan Biotech Co., Ltd (TBC). TBC is one of the top five pharmaceutical companies in Taiwan and formed GBP solely to focus on the development and commercialization of ADXS-HPV for the treatment of human papillomavirus (HPV)-associated diseases. The GBP territory covers over 4 billion people with over 200,000 annual diagnoses of cervical cancer, accounting for roughly 40% of the world’s cases, according to WHO statistics.

GBP plans to conduct registration trials with ADXS-HPV for the treatment of advanced cervical cancer and will explore the use of Advaxis’ lead product candidate in several other indications including lung, head and neck, and anal cancer.

GBP will pay Advaxis event-based financial milestones, an annual development fee, and annual net sales royalty payments in the high single to double digits. In addition, as an upfront payment, GBP will make an investment in Advaxis by purchasing from the Company shares of its common stock at market price. GBP will also have an option to purchase additional shares of Advaxis stock from the Company at a 150% premium to the stock price on the effective date of the agreement.

GBP will be responsible for all clinical development and commercialization costs in the GBP territory. In collaboration with Advaxis, GBP will also identify and pay the clinical trial costs for up to 150 patients with cervical cancer for enrollment in Advaxis’ U.S. and GBP’s Asia registrational programs for cervical cancer. GBP is committed to establishing manufacturing capabilities for its own territory and to serving as a secondary manufacturing source for Advaxis in the future. Under the terms of the agreement, Advaxis will exclusively license the rights to ADXS-HPV to GBP for the Asia, Africa, and former USSR territory, exclusive of India and certain other countries, for all HPV-associated indications. Advaxis will retain exclusive rights to ADXS-HPV for the rest of the world.
Icahn School of Medicine at Mount Sinai

On December 5, 2013, we entered into a clinical trial agreement with the Icahn School of Medicine at Mount Sinai to evaluate the safety, effectiveness and immunogenicity of ADXS-HPV in 25 patients with head and neck cancer. This clinical trial will be the first study to evaluate the effects of ADXS-HPV in patients when they are initially diagnosed with HPV-associated head and neck cancer, prior to receiving any standard of care (surgery, chemotherapy, radiation or a combination thereof) to remove and/or treat their tumors. This study will be an important first step toward understanding ADXS-HPV's potential to treat this type of cancer before chemotherapy and/or radiation and its potential to reduce the need for these treatments.

Consulting Services

During the first quarter of fiscal 2014, the Company issued various consultants, or their designees, an aggregate of 154,133 shares of common stock for services rendered during that period.

Director Compensation

During November 2013, the Company issued its non-employee directors an aggregate of 51,546 shares of our common stock as part of their FY 2014 director compensation.

Executive Compensation

In January 2014, the Company issued an aggregate of 85,338 shares of its common stock under the 2011 Omnibus Incentive Plan as part of the Company’s equity compensation. In addition, the Company issued 17,908 shares of our common stock, on an after tax basis, to an executive pursuant to his employment agreement.

Financial Advisor

On December 18, 2013, the Company cancelled 158,385 shares of its common stock, which were previously issued to a financial advisor under a settlement agreement and paid the financial advisor $285,000 in final settlement of all matters related to their claim.

2011 Employee Stock Purchase Plan

During November 2013, the Company issued 1,781 shares to employees who had $5,371 withheld, on an after-tax basis, in order to purchase these shares.

New Jersey Economic Development Authority

On December 20, 2013 the Company received notice from the New Jersey Economic Development Authority that it had been preliminarily approved to transfer and sell its available Net Operating Losses (“NOL”) and R&D tax credits for the years ended October 31, 2009, 2010 and 2011. On January 17, 2014 the Company received $625,563 from the transfer and sale of these NOL’s and R&D tax credits.

