Form 10-K/A
period 2013-10-31
Advaxis, Inc.
filed 2014-02-06
CIK 1100397

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Advaxis Inc.’s Annual Report on Form 10-K for the fiscal year ended October 31, 2013, filed with the Securities and Exchange Commission on January 29, 2014 (the “Form 10-K), is solely to file Exhibits 10.79 through 10.84 to the Form 10-K, which were inadvertently omitted from the original Form 10-K filing.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Part IV

Item 15: Exhibits and Financial Statements Schedules.

See Index of Exhibits below. The Exhibits are filed with or incorporated by reference in this report.

(a) Exhibits.   The following exhibits are included herein or incorporated herein by reference.

Exhibit Number	Description of Exhibits
2.1	Agreement Plan and Merger of Advaxis, Inc. (a Colorado corporation) and Advaxis, Inc. (a Delaware corporation). Incorporated by reference to Annex B to DEF 14A Proxy Statement filed with the SEC on May 15, 2006.

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Annex C to DEF 14A Proxy Statement filed with the SEC on May 15, 2006.

3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-QSB filed with the SEC on September 13, 2006.

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 16, 2012. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on August 17, 2012.

4.1	Form of common stock certificate. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on October 23, 2007.

4.2	Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock of the registrant, dated September 24, 2009. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on September 25, 2009.

4.3	Certificate of Designations of Preferences, Rights and Limitations of Series B Preferred Stock of the registrant, dated July 19, 2010. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on July 20, 2010.

4.4	Form of Amended and Restated Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K/A filed with the SEC on February 11, 2010.

4.5	Form of Common Stock Purchase Warrant, issued in the junior bridge financing. Incorporated by reference to Exhibit 4.12 to Registration Statement on Form S-1 (File No. 333-162632) filed with the SEC on October 22, 2009.

4.6	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on June 19, 2009.

4.7	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K/A filed with the SEC on February 11, 2010.

4.8	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on November 12, 2010.

4.9	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on May 9, 2011.

Exhibit Number	Description of Exhibits
4.10	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on August 31, 2011.

4.11	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on November 2, 2011.

4.12	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on January 5, 2012.

4.13	Form of Common Stock Purchase Warrant issued pursuant to the Exchange Agreements, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

4.14	Form of Common Stock Purchase Warrant issued pursuant to the Note Purchase Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

4.15	Form of Common Stock Purchase Warrant issued to Dr. James Patton. Incorporated by reference to Exhibit 4.23 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-183682) filed with the SEC on September 11, 2012.

4.16	Form of Secured Promissory Note issued pursuant to the Securities Purchase Agreement, dated as of December 13, 2012, by and between Advaxis, Inc. and Tonaquint, Inc. Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed with the SEC on March 25, 2013.

4.17	Form of Warrant to Purchase Shares of Common Stock issued pursuant to the Securities Purchase Agreement, dated as of December 13, 2012, by and between Advaxis, Inc. and Tonaquint, Inc. Incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q filed with the SEC on March 25, 2013.

4.18	Form of Warrant Agency Agreement by and between Advaxis, Inc. and Securities Transfer Corporation and Form of Warrant Certificate. Incorporated by reference to Exhibit 4.18 to Registration Statement on Form S-1/A (File No. 333-188637) filed with the SEC on September 27, 2013.

4.19	Form of Representative’s Warrant. Incorporated by reference to Exhibit 4.19 to Registration Statement on Form S-1/A (File No. 333-188637) filed with the SEC on September 27, 2013.

4.20	Form of Warrant to Purchase 30,154 Shares of Common Stock issued September 17, 2013 pursuant to an engagement letter termination agreement. Incorporated by reference to Exhibit 4.20 to Registration Statement on Form S-1/A (File No. 333-188637) filed with the SEC on September 27, 2013.

4.21	Form of Warrant Agency Agreement between Advaxis, Inc. and Securities Transfer Corporation dated October 22, 2013 and Form of Warrant Certificate. Incorporated by reference to Exhibits 10.1 and 10.2 to Current Report on Form 8-K filed with the SEC on October 22, 2013.

Exhibit Number	Description of Exhibits
10.1	2004 Stock Option Plan of the registrant. Incorporated by reference to Exhibit 4.1 to Report on Form S-8 filed with the SEC on December 1, 2005.

10.2	2005 Stock Option Plan of the registrant. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on May 15, 2006.

10.3	License Agreement, between the Trustees of the University of Pennsylvania and the registrant dated as of June 17, 2002, as Amended and Restated on February 13, 2007. Incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-KSB filed with the SEC on February 13, 2007.

10.4	Sponsored Research Agreement dated November 1, 2006 by and between the Trustees of the University of Pennsylvania (Dr. Paterson Principal Investigator) and the registrant. Incorporated by reference to Exhibit 10.44 to Annual Report on 10-KSB filed with the SEC on February 13, 2007.

10.5	Agreement, dated July 7, 2003, by and between Cobra Biomanufacturing PLC and Advaxis, Inc. Incorporated by reference to Exhibit 10.16 to Pre-Effective Amendment No. 4 filed on June 9, 2005 to Registration Statement on Form SB-2 (File No. 333-122504).

10.6	Employment Agreement, dated March 1, 2005, by and between John Rothman and the registrant. Incorporated by reference to Exhibit 10.25 to Pre-Effective Amendment No. 2 filed on April 8, 2005 to Registration Statement on Form SB-2/A (File No. 333-122504).

10.7	Royalty Agreement, dated as of May 11, 2003, by and between Cobra Bio-Manufacturing PLC and the registrant. Incorporated by reference to Exhibit 10.28 to Pre-Effective Amendment No. 4 filed on June 9, 2005 to Registration Statement on Form SB-2 (File No. 333-122504).

10.8	Employment Agreement dated August 21, 2007 between the registrant and Thomas Moore. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on August 27, 2007.

10.9	Note Purchase Agreement, dated September 22, 2008 by and between Thomas A. Moore and the registrant. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 30, 2008.

10.10	Technical/Quality Agreement dated May 6, 2008 by and between Vibalogics GmbH and the registrant. Incorporated by reference to Exhibit 10.57 to Annual Report on Form 10-KSB filed with the SEC on January 29, 2009.

10.11	Master Service Agreement dated April 7, 2008 by and between Vibalogics GmbH and the registrant. Incorporated by reference to Exhibit 10.58 to Annual Report on Form 10-KSB filed with the SEC on January 29, 2009.

10.12	Form of Senior Promissory Note as amended, between the registrant and Thomas Moore. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed with the SEC on June 19, 2009.

10.13	Form of Amended and Restated Senior Promissory Note, between the registrant and Thomas Moore. Incorporated by reference to Exhibit 4.17 to Annual Report on Form 10-K filed with the SEC on February 19, 2010.

10.14	Amended and Restated 2009 Stock Option Plan of the registrant. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on April 30, 2010.

Exhibit Number	Description of Exhibits
10.15	Second Amendment to the Amended and Restated Patent License Agreement between the registrant and the Trustees of the University of Pennsylvania dated as of May 10, 2010. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on June 3, 2010.

10.16	Series B Preferred Stock Purchase Agreement dated July 19, 2010 by and between Optimus Capital Partners, LLC and the registrant. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 20, 2010.

10.17	Form of Amended and Restated Promissory Note between Optimus CG II Ltd. and the registrant. Incorporated by reference to Exhibit G to the Purchase Agreement included as Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 20, 2010.

10.18	Form of Security Agreement between Optimus CG II Ltd. and the registrant. Incorporated by reference to Exhibit H to the Purchase Agreement included as Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 20, 2010.

10.19	Amended and Restated Senior Promissory Note, dated March 17, 2011, between the registrant and Thomas A. Moore. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on March 17, 2011.

10.20	Amendment No. 1 to Series B Preferred Stock Purchase Agreement dated April 4, 2011 by and between Optimus Life Sciences Capital Partners, LLC, Optimus CG II Ltd. and the registrant. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on April 7, 2011.

10.21	Form of Promissory Note between Optimus CG II Ltd. and the registrant. Incorporated by reference to Appendix 2 to the Warrant included as Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on April 7, 2011.

10.22	Amended and Restated Security Agreement between Optimus CG II Ltd. and the registrant. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on April 7, 2011.

10.23	Form of Note Purchase Agreement, dated as of May 9, 2011, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.1 to Amendment to Current Report on Form 8-K/A filed with the SEC on May 12, 2011.

10.24	2011 Omnibus Incentive Plan of registrant. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on August 29, 2011.

10.25	2011 Employee Stock Purchase Plan. Incorporated by reference to Annex B to DEF 14A Proxy Statement filed with the SEC on August 29, 2011.

10.26	Exchange and Amendment Agreement, dated as of August 29, 2011, by and between Advaxis, Inc. and Thomas A. Moore. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on August 31, 2011.

10.27	Form of Convertible Promissory Note. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on November 2, 2011.

10.28	Form of Note Purchase Agreement, dated as of October 28, 2011, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on November 2, 2011.

Exhibit Number	Description of Exhibits
10.29	Form of Registration Rights Agreement, dated as of October 28, 2011, by and between Advaxis, Inc. and each of the several investors signatory thereto. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on November 2, 2011.

10.30	Amendment No. 1 to the Advaxis, Inc. 2011 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on December 20, 2011.

10.31	Form of Convertible Promissory Note. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.32	Form of Note Purchase Agreement, dated as of December 29, 2011, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.33	Form of Registration Rights Agreement, by and between Advaxis, Inc. and each of the several investors signatory thereto. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.34	Form of Exchange Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.35	Form of Amendment, Consent and Waiver Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.36	Form of Convertible Promissory Note issued pursuant to the Note Purchase Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.37	Form of Note Purchase Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.38	Form of Registration Rights Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.39	Stock Purchase Agreement, dated as of June 13, 2012, by and between Advaxis, Inc. and Numoda Corporation. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on June 14, 2012.

10.40	Amendment No. 1, dated as of March 26, 2007, to the License Agreement, between the Trustees of the University of Pennsylvania and Advaxis, Inc. dated as of June 17, 2002, as amended and restated on February 13, 2007. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

10.41	Master Agreement, dated June 19, 2009, by and between Numoda Corporation and Advaxis, Inc. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

10.42	Form of Project Agreement by and between Numoda Corporation and Advaxis, Inc. Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

Exhibit Number	Description of Exhibits
10.43	Clinical Trial Services Agreement, dated December 13, 2009, by and between the Gynecologic Oncology Group and Advaxis, Inc. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

10.44	Amendment No. 3, dated as of December 12, 2011, to the License Agreement, between the Trustees of the University of Pennsylvania and Advaxis, Inc. dated as of June 17, 2002, as amended and restated on February 13, 2007. Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

10.45	Exchange Agreement, dated as of July 5, 2012, by and between Advaxis, Inc. and Thomas A. Moore. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 11, 2012.

10.46	Agreed Order Granting Joint Expedited Motion for Order Approving Settlement of Claim entered by the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, dated July 24, 2012. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 25, 2012.

10.47	Stipulation for Settlement of Claim between Socius CG II, Ltd. and Advaxis, Inc., dated July 23, 2012. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on July 25, 2012.

10.48	Amendment No. 1 to 2011 Omnibus Incentive Plan of registrant. Incorporated by reference to Annex B to DEF 14A Proxy Statement filed with the SEC on July 19, 2012.

10.49	Promissory Note issued to JLSI, LLC on July 21, 2012. Incorporated by reference to Exhibit 10.111 to Registration Statement on Form S-1 (File No. 333-183682) filed with the SEC on August 31, 2012.

10.50	Form of Convertible Promissory Note issued to Dr. James Patton. Incorporated by reference to Exhibit 10.112 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-183682) filed with the SEC on September 11, 2012.

10.51	Form of Convertible Promissory Note issued to JMJ Financial on August 27, 2012. Incorporated by reference to Exhibit 10.113 to Registration Statement on Form S-1 (File No. 333-183682) filed with the SEC on August 31, 2012.

10.52	Form of Note Purchase Agreement by and between Advaxis, Inc. and Dr. James Patton. Incorporated by reference to Exhibit 10.114 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-183682) filed with the SEC on September 11, 2012.

10.53	Common Stock Purchase Agreement by and between Advaxis, Inc. and Hanover Holdings I, LLC, dated as of October 26, 2012. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on October 31, 2012.

10.54	Registration Rights Agreement by and between Advaxis, Inc. and Hanover Holdings I, LLC, dated as of October 26, 2012. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on October 31, 2012.

10.55	Order for Approval of Stipulation for Settlement of Claims entered by the Superior Court of the State of California for the County of Los Angeles – Central District, dated December 20, 2012. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on December 28, 2012.

Exhibit Number	Description of Exhibits
10.56	Stipulation for Settlement of Claims between Ironridge Global IV, Ltd. and Advaxis, Inc., dated December 19, 2012. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on December 28, 2012.

10.57	Form of Securities Purchase Agreement, dated as of December 13, 2012, by and between Advaxis, Inc. and Tonaquint, Inc. Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed with the SEC on March 25, 2013.

10.58	Form of Security Agreement, dated as of December 13, 2012, by Advaxis, Inc. in favor of Tonaquint, Inc. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed with the SEC on March 25, 2013.

10.59	Separation Agreement and General Release dated March 20, 2013 between Advaxis, Inc. and John Rothman. Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed with the SEC on March 25, 2013.

10.60	Convertible Promissory Note issued to JMJ Financial on April 26, 2013. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on May 8, 2013.

10.61	Securities Purchase Agreement dated June 21, 2013 between Advaxis, Inc. and Redwood Management, LLC. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on June 27, 2013.

10.62	5% Convertible Debenture dated June 21, 2013 issued to Redwood Management, LLC. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on June 27, 2013.

10.63	Consulting Agreement by and between Advaxis, Inc. and Thomas A. Moore, dated August 19, 2013. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on August 20, 2013.

10.64	Employment Agreement by and between Advaxis, Inc. and Daniel J. O’Connor, dated August 19, 2013. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on August 20, 2013.

10.65	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on August 20, 2013

10.66	Employment Agreement by and between Advaxis, Inc. and Mark J. Rosenblum, dated September 4, 2013. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 10, 2013.

10.67	Securities Purchase Agreement dated September 4, 2013. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 10, 2013.

10.68	Convertible Promissory Note dated September 4, 2013. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on September 10, 2013.

10.69	Amendment No. 1 dated September 4, 2013 to Convertible Promissory Note dated April 26, 2013. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on September 10, 2013.

10.70	Employment Agreement between Advaxis, Inc. and Robert Petit, dated September 26, 2013. Incorporated by reference to Exhibit 10.70 to Registration Statement on Form S-1/A (File No. 333-188637) filed with the SEC on September 27, 2013.

Exhibit Number	Description of Exhibits
10.71	Employment Agreement between Advaxis, Inc. and Chris French, dated September 26, 2013. Incorporated by reference to Exhibit 10.71 to Registration Statement on Form S-1/A (File No. 333-188637) filed with the SEC on September 27, 2013.

10.72	Debt Conversion Agreement between Advaxis, Inc. and Thomas A. Moore dated September 26, 2013. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 27, 2013.

10.73	Form of Exchange Agreement between Advaxis, Inc. and Redwood Management, LLC dated September 27, 2013. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on September 27, 2013.

10.74	Notice of Settlement and Redemption Agreement dated September 26, 2013. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on September 27, 2013.

10.75	Exchange and Settlement Agreement between Advaxis, Inc. and Iliad Research and Trading, LP, dated October 10, 2013. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on October 11, 2013.

10.76	Accelerated Conversion and Note Termination Agreement between Advaxis, Inc. and JMJ Financial, dated October 16, 2013. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on October 17, 2013.

10.77‡	Employment Agreement by and between Advaxis, Inc. and Gregory T. Mayes, III, dated October 25, 2013. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on October 29, 2013.

10.78‡	Form of Restricted Stock Agreement between Advaxis, Inc. and Gregory T. Mayes, III, dated October 25, 2013. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on October 29, 2013.

10.79*	Exclusive License and Technology Transfer Agreement by and between Advaxis, Inc. and Global BioPharma, Inc., dated December 9, 2013.**

10.80‡	Amendment No. 1, dated as of December 19, 2013, to the Employment Agreement by and between Advaxis, Inc. and Daniel J. O’Connor.**

10.81‡	Amendment No. 1, dated as of December 19, 2013, to the Employment Agreement by and between Advaxis, Inc. and Gregory T. Mayes, III.**

10.82‡	Amendment No. 1, dated as of December 19, 2013, to the Employment Agreement by and between Advaxis, Inc. and Mark J. Rosenblum.**

10.83‡	Amendment No. 1, dated as of December 19, 2013, to the Employment Agreement by and between Advaxis, Inc. and Robert G. Petit.**

10.84‡	Amendment No. 1, dated as of December 19, 2013, to the Employment Agreement by and between Advaxis, Inc. and Chris L. French.**
14.1	Code of Business Conduct and Ethics dated November 12, 2004. Incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K filed with the SEC on November 18, 2004.

23.1	Consent of Marcum LLP. Incorporated by reference to Exhibit 23.1 to Annual Report on Form 10-K filed with the SEC on January 29, 2014.

Exhibit Number	Description of Exhibits
23.2	Consent of McGladrey LLP. Incorporated by reference to Exhibit 23.2 to Annual Report on Form 10-K filed with the SEC on January 29, 2014.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 31.1 to Annual Report on Form 10-K filed with the SEC on January 29, 2014.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 31.2 to Annual Report on Form 10-K filed with the SEC on January 29, 2014.

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 32.1 to Annual Report on Form 10-K filed with the SEC on January 29, 2014.

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 32.2 to Annual Report on Form 10-K filed with the SEC on January 29, 2014.

101.INS	XBRL Instance Document. Incorporated by reference to Exhibit 101.INS to Annual Report on Form 10-K filed with the SEC on January 29, 2014.

101.SCH	XBRL Taxonomy Extension Schema Document. Incorporated by reference to Exhibit 101.SCH to Annual Report on Form 10-K filed with the SEC on January 29, 2014.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Incorporated by reference to Exhibit 101.CAL to Annual Report on Form 10-K filed with the SEC on January 29, 2014.

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document. Incorporated by reference to Exhibit 101.DEF to Annual Report on Form 10-K filed with the SEC on January 29, 2014.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Incorporated by reference to Exhibit 101.LAB to Annual Report on Form 10-K filed with the SEC on January 29, 2014.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Incorporated by reference to Exhibit 101.PRE to Annual Report on Form 10-K filed with the SEC on January 29, 2014.

*	Confidential treatment requested under 17 C.F.R. §§200.80(b)(4) and Rule 24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been provided separately to the SEC pursuant to the confidential treatment request.
**	Furnished herewith.
‡	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVAXIS, INC.
Registrant

Date: February 6, 2014	By:	/s/ Daniel J. O’Connor
Daniel J. O’Connor
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum
Chief Financial Officer, Senior Vice President and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
2.1	Agreement Plan and Merger of Advaxis, Inc. (a Colorado corporation) and Advaxis, Inc. (a Delaware corporation). Incorporated by reference to Annex B to DEF 14A Proxy Statement filed with the SEC on May 15, 2006.

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Annex C to DEF 14A Proxy Statement filed with the SEC on May 15, 2006.

3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-QSB filed with the SEC on September 13, 2006.

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 16, 2012. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on August 17, 2012.

4.1	Form of common stock certificate. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on October 23, 2007.

4.2	Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock of the registrant, dated September 24, 2009. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on September 25, 2009.

4.3	Certificate of Designations of Preferences, Rights and Limitations of Series B Preferred Stock of the registrant, dated July 19, 2010. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on July 20, 2010.

4.4	Form of Amended and Restated Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K/A filed with the SEC on February 11, 2010.

4.5	Form of Common Stock Purchase Warrant, issued in the junior bridge financing. Incorporated by reference to Exhibit 4.12 to Registration Statement on Form S-1 (File No. 333-162632) filed with the SEC on October 22, 2009.

4.6	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on June 19, 2009.

4.7	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K/A filed with the SEC on February 11, 2010.

4.8	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on November 12, 2010.

4.9	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on May 9, 2011.

Exhibit Number	Description of Exhibits
4.10	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on August 31, 2011.

4.11	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on November 2, 2011.

4.12	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on January 5, 2012.

4.13	Form of Common Stock Purchase Warrant issued pursuant to the Exchange Agreements, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

4.14	Form of Common Stock Purchase Warrant issued pursuant to the Note Purchase Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

4.15	Form of Common Stock Purchase Warrant issued to Dr. James Patton. Incorporated by reference to Exhibit 4.23 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-183682) filed with the SEC on September 11, 2012.

4.16	Form of Secured Promissory Note issued pursuant to the Securities Purchase Agreement, dated as of December 13, 2012, by and between Advaxis, Inc. and Tonaquint, Inc. Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed with the SEC on March 25, 2013.

4.17	Form of Warrant to Purchase Shares of Common Stock issued pursuant to the Securities Purchase Agreement, dated as of December 13, 2012, by and between Advaxis, Inc. and Tonaquint, Inc. Incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q filed with the SEC on March 25, 2013.

4.18	Form of Warrant Agency Agreement by and between Advaxis, Inc. and Securities Transfer Corporation and Form of Warrant Certificate. Incorporated by reference to Exhibit 4.18 to Registration Statement on Form S-1/A (File No. 333-188637) filed with the SEC on September 27, 2013.

4.19	Form of Representative’s Warrant. Incorporated by reference to Exhibit 4.19 to Registration Statement on Form S-1/A (File No. 333-188637) filed with the SEC on September 27, 2013.

4.20	Form of Warrant to Purchase 30,154 Shares of Common Stock issued September 17, 2013 pursuant to an engagement letter termination agreement. Incorporated by reference to Exhibit 4.20 to Registration Statement on Form S-1/A (File No. 333-188637) filed with the SEC on September 27, 2013.

4.21	Form of Warrant Agency Agreement between Advaxis, Inc. and Securities Transfer Corporation dated October 22, 2013 and Form of Warrant Certificate. Incorporated by reference to Exhibits 10.1 and 10.2 to Current Report on Form 8-K filed with the SEC on October 22, 2013.

Exhibit Number	Description of Exhibits
10.1	2004 Stock Option Plan of the registrant. Incorporated by reference to Exhibit 4.1 to Report on Form S-8 filed with the SEC on December 1, 2005.

10.2	2005 Stock Option Plan of the registrant. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on May 15, 2006.

10.3	License Agreement, between the Trustees of the University of Pennsylvania and the registrant dated as of June 17, 2002, as Amended and Restated on February 13, 2007. Incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-KSB filed with the SEC on February 13, 2007.

10.4	Sponsored Research Agreement dated November 1, 2006 by and between the Trustees of the University of Pennsylvania (Dr. Paterson Principal Investigator) and the registrant. Incorporated by reference to Exhibit 10.44 to Annual Report on 10-KSB filed with the SEC on February 13, 2007.

10.5	Agreement, dated July 7, 2003, by and between Cobra Biomanufacturing PLC and Advaxis, Inc. Incorporated by reference to Exhibit 10.16 to Pre-Effective Amendment No. 4 filed on June 9, 2005 to Registration Statement on Form SB-2 (File No. 333-122504).

10.6	Employment Agreement, dated March 1, 2005, by and between John Rothman and the registrant. Incorporated by reference to Exhibit 10.25 to Pre-Effective Amendment No. 2 filed on April 8, 2005 to Registration Statement on Form SB-2/A (File No. 333-122504).

10.7	Royalty Agreement, dated as of May 11, 2003, by and between Cobra Bio-Manufacturing PLC and the registrant. Incorporated by reference to Exhibit 10.28 to Pre-Effective Amendment No. 4 filed on June 9, 2005 to Registration Statement on Form SB-2 (File No. 333-122504).

10.8	Employment Agreement dated August 21, 2007 between the registrant and Thomas Moore. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on August 27, 2007.

10.9	Note Purchase Agreement, dated September 22, 2008 by and between Thomas A. Moore and the registrant. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 30, 2008.

10.10	Technical/Quality Agreement dated May 6, 2008 by and between Vibalogics GmbH and the registrant. Incorporated by reference to Exhibit 10.57 to Annual Report on Form 10-KSB filed with the SEC on January 29, 2009.

10.11	Master Service Agreement dated April 7, 2008 by and between Vibalogics GmbH and the registrant. Incorporated by reference to Exhibit 10.58 to Annual Report on Form 10-KSB filed with the SEC on January 29, 2009.

10.12	Form of Senior Promissory Note as amended, between the registrant and Thomas Moore. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed with the SEC on June 19, 2009.

10.13	Form of Amended and Restated Senior Promissory Note, between the registrant and Thomas Moore. Incorporated by reference to Exhibit 4.17 to Annual Report on Form 10-K filed with the SEC on February 19, 2010.

10.14	Amended and Restated 2009 Stock Option Plan of the registrant. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on April 30, 2010.

Exhibit Number	Description of Exhibits
10.15	Second Amendment to the Amended and Restated Patent License Agreement between the registrant and the Trustees of the University of Pennsylvania dated as of May 10, 2010. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on June 3, 2010.

10.16	Series B Preferred Stock Purchase Agreement dated July 19, 2010 by and between Optimus Capital Partners, LLC and the registrant. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 20, 2010.

10.17	Form of Amended and Restated Promissory Note between Optimus CG II Ltd. and the registrant. Incorporated by reference to Exhibit G to the Purchase Agreement included as Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 20, 2010.

10.18	Form of Security Agreement between Optimus CG II Ltd. and the registrant. Incorporated by reference to Exhibit H to the Purchase Agreement included as Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 20, 2010.

10.19	Amended and Restated Senior Promissory Note, dated March 17, 2011, between the registrant and Thomas A. Moore. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on March 17, 2011.

10.20	Amendment No. 1 to Series B Preferred Stock Purchase Agreement dated April 4, 2011 by and between Optimus Life Sciences Capital Partners, LLC, Optimus CG II Ltd. and the registrant. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on April 7, 2011.

10.21	Form of Promissory Note between Optimus CG II Ltd. and the registrant. Incorporated by reference to Appendix 2 to the Warrant included as Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on April 7, 2011.

10.22	Amended and Restated Security Agreement between Optimus CG II Ltd. and the registrant. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on April 7, 2011.

10.23	Form of Note Purchase Agreement, dated as of May 9, 2011, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.1 to Amendment to Current Report on Form 8-K/A filed with the SEC on May 12, 2011.

10.24	2011 Omnibus Incentive Plan of registrant. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on August 29, 2011.

10.25	2011 Employee Stock Purchase Plan. Incorporated by reference to Annex B to DEF 14A Proxy Statement filed with the SEC on August 29, 2011.

10.26	Exchange and Amendment Agreement, dated as of August 29, 2011, by and between Advaxis, Inc. and Thomas A. Moore. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on August 31, 2011.

10.27	Form of Convertible Promissory Note. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on November 2, 2011.

10.28	Form of Note Purchase Agreement, dated as of October 28, 2011, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on November 2, 2011.

Exhibit Number	Description of Exhibits
10.29	Form of Registration Rights Agreement, dated as of October 28, 2011, by and between Advaxis, Inc. and each of the several investors signatory thereto. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on November 2, 2011.

10.30	Amendment No. 1 to the Advaxis, Inc. 2011 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on December 20, 2011.

10.31	Form of Convertible Promissory Note. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.32	Form of Note Purchase Agreement, dated as of December 29, 2011, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.33	Form of Registration Rights Agreement, by and between Advaxis, Inc. and each of the several investors signatory thereto. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.34	Form of Exchange Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.35	Form of Amendment, Consent and Waiver Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.36	Form of Convertible Promissory Note issued pursuant to the Note Purchase Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.37	Form of Note Purchase Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.38	Form of Registration Rights Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.39	Stock Purchase Agreement, dated as of June 13, 2012, by and between Advaxis, Inc. and Numoda Corporation. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on June 14, 2012.

10.40	Amendment No. 1, dated as of March 26, 2007, to the License Agreement, between the Trustees of the University of Pennsylvania and Advaxis, Inc. dated as of June 17, 2002, as amended and restated on February 13, 2007. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

10.41	Master Agreement, dated June 19, 2009, by and between Numoda Corporation and Advaxis, Inc. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

10.42	Form of Project Agreement by and between Numoda Corporation and Advaxis, Inc. Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

Exhibit Number	Description of Exhibits
10.43	Clinical Trial Services Agreement, dated December 13, 2009, by and between the Gynecologic Oncology Group and Advaxis, Inc. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

10.44	Amendment No. 3, dated as of December 12, 2011, to the License Agreement, between the Trustees of the University of Pennsylvania and Advaxis, Inc. dated as of June 17, 2002, as amended and restated on February 13, 2007. Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

10.45	Exchange Agreement, dated as of July 5, 2012, by and between Advaxis, Inc. and Thomas A. Moore. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 11, 2012.

10.46	Agreed Order Granting Joint Expedited Motion for Order Approving Settlement of Claim entered by the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, dated July 24, 2012. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 25, 2012.

10.47	Stipulation for Settlement of Claim between Socius CG II, Ltd. and Advaxis, Inc., dated July 23, 2012. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on July 25, 2012.

10.48	Amendment No. 1 to 2011 Omnibus Incentive Plan of registrant. Incorporated by reference to Annex B to DEF 14A Proxy Statement filed with the SEC on July 19, 2012.

10.49	Promissory Note issued to JLSI, LLC on July 21, 2012. Incorporated by reference to Exhibit 10.111 to Registration Statement on Form S-1 (File No. 333-183682) filed with the SEC on August 31, 2012.

10.50	Form of Convertible Promissory Note issued to Dr. James Patton. Incorporated by reference to Exhibit 10.112 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-183682) filed with the SEC on September 11, 2012.

10.51	Form of Convertible Promissory Note issued to JMJ Financial on August 27, 2012. Incorporated by reference to Exhibit 10.113 to Registration Statement on Form S-1 (File No. 333-183682) filed with the SEC on August 31, 2012.

10.52	Form of Note Purchase Agreement by and between Advaxis, Inc. and Dr. James Patton. Incorporated by reference to Exhibit 10.114 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-183682) filed with the SEC on September 11, 2012.

10.53	Common Stock Purchase Agreement by and between Advaxis, Inc. and Hanover Holdings I, LLC, dated as of October 26, 2012. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on October 31, 2012.

10.54	Registration Rights Agreement by and between Advaxis, Inc. and Hanover Holdings I, LLC, dated as of October 26, 2012. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on October 31, 2012.

10.55	Order for Approval of Stipulation for Settlement of Claims entered by the Superior Court of the State of California for the County of Los Angeles – Central District, dated December 20, 2012. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on December 28, 2012.

Exhibit Number	Description of Exhibits
10.56	Stipulation for Settlement of Claims between Ironridge Global IV, Ltd. and Advaxis, Inc., dated December 19, 2012. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on December 28, 2012.

10.57	Form of Securities Purchase Agreement, dated as of December 13, 2012, by and between Advaxis, Inc. and Tonaquint, Inc. Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed with the SEC on March 25, 2013.

10.58	Form of Security Agreement, dated as of December 13, 2012, by Advaxis, Inc. in favor of Tonaquint, Inc. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed with the SEC on March 25, 2013.

10.59	Separation Agreement and General Release dated March 20, 2013 between Advaxis, Inc. and John Rothman. Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed with the SEC on March 25, 2013.

10.60	Convertible Promissory Note issued to JMJ Financial on April 26, 2013. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on May 8, 2013.

10.61	Securities Purchase Agreement dated June 21, 2013 between Advaxis, Inc. and Redwood Management, LLC. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on June 27, 2013.

10.62	5% Convertible Debenture dated June 21, 2013 issued to Redwood Management, LLC. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on June 27, 2013.

10.63	Consulting Agreement by and between Advaxis, Inc. and Thomas A. Moore, dated August 19, 2013. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on August 20, 2013.

10.64	Employment Agreement by and between Advaxis, Inc. and Daniel J. O’Connor, dated August 19, 2013. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on August 20, 2013.

10.65	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on August 20, 2013

10.66	Employment Agreement by and between Advaxis, Inc. and Mark J. Rosenblum, dated September 4, 2013. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 10, 2013.

10.67	Securities Purchase Agreement dated September 4, 2013. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 10, 2013.

10.68	Convertible Promissory Note dated September 4, 2013. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on September 10, 2013.

10.69	Amendment No. 1 dated September 4, 2013 to Convertible Promissory Note dated April 26, 2013. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on September 10, 2013.

10.70	Employment Agreement between Advaxis, Inc. and Robert Petit, dated September 26, 2013. Incorporated by reference to Exhibit 10.70 to Registration Statement on Form S-1/A (File No. 333-188637) filed with the SEC on September 27, 2013.

Exhibit Number	Description of Exhibits
10.71	Employment Agreement between Advaxis, Inc. and Chris French, dated September 26, 2013. Incorporated by reference to Exhibit 10.71 to Registration Statement on Form S-1/A (File No. 333-188637) filed with the SEC on September 27, 2013.

10.72	Debt Conversion Agreement between Advaxis, Inc. and Thomas A. Moore dated September 26, 2013. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 27, 2013.

10.73	Form of Exchange Agreement between Advaxis, Inc. and Redwood Management, LLC dated September 27, 2013. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on September 27, 2013.

10.74	Notice of Settlement and Redemption Agreement dated September 26, 2013. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on September 27, 2013.

10.75	Exchange and Settlement Agreement between Advaxis, Inc. and Iliad Research and Trading, LP, dated October 10, 2013. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on October 11, 2013.

10.76	Accelerated Conversion and Note Termination Agreement between Advaxis, Inc. and JMJ Financial, dated October 16, 2013. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on October 17, 2013.

10.77‡	Employment Agreement by and between Advaxis, Inc. and Gregory T. Mayes, III, dated October 25, 2013. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on October 29, 2013.

10.78‡	Form of Restricted Stock Agreement between Advaxis, Inc. and Gregory T. Mayes, III, dated October 25, 2013. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on October 29, 2013.

10.79*	Exclusive License and Technology Transfer Agreement by and between Advaxis, Inc. and Global BioPharma, Inc., dated December 9, 2013.**

10.80‡	Amendment No. 1, dated as of December 19, 2013, to the Employment Agreement by and between Advaxis, Inc. and Daniel J. O’Connor.**

10.81‡	Amendment No. 1, dated as of December 19, 2013, to the Employment Agreement by and between Advaxis, Inc. and Gregory T. Mayes, III.**

10.82‡	Amendment No. 1, dated as of December 19, 2013, to the Employment Agreement by and between Advaxis, Inc. and Mark J. Rosenblum.**

10.83‡	Amendment No. 1, dated as of December 19, 2013, to the Employment Agreement by and between Advaxis, Inc. and Robert G. Petit.**

10.84‡	Amendment No. 1, dated as of December 19, 2013, to the Employment Agreement by and between Advaxis, Inc. and Chris L. French.**
14.1	Code of Business Conduct and Ethics dated November 12, 2004. Incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K filed with the SEC on November 18, 2004.

23.1	Consent of Marcum LLP. Incorporated by reference to Exhibit 23.1 to Annual Report on Form 10-K filed with the SEC on January 29, 2014.

Exhibit Number	Description of Exhibits
23.2	Consent of McGladrey LLP. Incorporated by reference to Exhibit 23.2 to Annual Report on Form 10-K filed with the SEC on January 29, 2014.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 31.1 to Annual Report on Form 10-K filed with the SEC on January 29, 2014.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 31.2 to Annual Report on Form 10-K filed with the SEC on January 29, 2014.

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 32.1 to Annual Report on Form 10-K filed with the SEC on January 29, 2014.

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 32.2 to Annual Report on Form 10-K filed with the SEC on January 29, 2014.

101.INS	XBRL Instance Document. Incorporated by reference to Exhibit 101.INS to Annual Report on Form 10-K filed with the SEC on January 29, 2014.

101.SCH	XBRL Taxonomy Extension Schema Document. Incorporated by reference to Exhibit 101.SCH to Annual Report on Form 10-K filed with the SEC on January 29, 2014.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Incorporated by reference to Exhibit 101.CAL to Annual Report on Form 10-K filed with the SEC on January 29, 2014.

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document. Incorporated by reference to Exhibit 101.DEF to Annual Report on Form 10-K filed with the SEC on January 29, 2014.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Incorporated by reference to Exhibit 101.LAB to Annual Report on Form 10-K filed with the SEC on January 29, 2014.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Incorporated by reference to Exhibit 101.PRE to Annual Report on Form 10-K filed with the SEC on January 29, 2014.

*	Confidential treatment requested under 17 C.F.R. §§200.80(b)(4) and Rule 24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been provided separately to the SEC pursuant to the confidential treatment request.
**	Furnished herewith.
‡	Denotes management contract or compensatory plan or arrangement.