Form 10-Q
period 2014-01-31
Advaxis, Inc.
filed 2014-03-17
CIK 1100397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of March 13, 2014 was 14,016,344.

INDEX

		Page No.

PART I	FINANCIAL INFORMATION	2

Item 1.	Condensed Financial Statements	2

	Balance Sheets at January 31, 2014 (unaudited) and October 31, 2013	2

	Statements of Operations for the three month periods ended January 31, 2014 and 2013 and the period March 1, 2002 (inception) to January 31, 2014 (unaudited)	3

	Statements of Cash Flow for the three month periods ended January 31, 2014 and 2013 and the period March 1, 2002 (inception) to January 31, 2014 (unaudited)	4

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II	OTHER INFORMATION	25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

SIGNATURES		27

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

ADVAXIS, INC.
(A Development Stage Company)
BALANCE SHEETS

	January 31, 2014 (unaudited)	October 31, 2013
ASSETS
Current Assets:
Cash	$15,959,266	$20,552,062
Prepaid Expenses	14,139	31,255
Other Current Assets	83,182	8,182
Deferred Expenses - current	148,882	218,007
Total Current Assets	16,205,469	20,809,506

Deferred Expenses – long term	93,149	129,041
Property and Equipment (net of accumulated depreciation)	98,077	80,385
Intangible Assets (net of accumulated amortization)	2,499,044	2,528,551
Other Assets	38,438	38,438

TOTAL ASSETS	$18,934,177	$23,585,921

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,305,859	$3,841,771
Accrued Expenses	1,024,269	869,260
Short Term Convertible Notes and Fair Value of Embedded Derivative	62,882	62,882
Notes Payable – Officer	165,097	163,132
Total Current Liabilities	3,558,107	4,937,045

Common Stock Warrant Liability	516,268	646,734
Total Liabilities	4,074,375	5,583,779

Commitments and Contingencies
Shareholders’ Equity:
Common Stock - $0.001 par value; authorized 25,000,000 shares, issued and outstanding 14,009,475 at January 31, 2014 and 13,719,861 at October 31, 2013.	14,009	13,720
Additional Paid-In Capital	90,499,008	88,454,245
Deficit accumulated during the Development Stage	(75,653,215)	(70,465,823)
Total Shareholders’ Equity	14,859,802	18,002,142
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,934,177	$23,585,921

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended January 31,		Period from March 1, 2002 (Inception) to January 31,
	2014	2013	2014

Revenue	$-	$-	$1,863,343
Operating Expenses
Research and Development Expenses	1,559,867	979,103	36,984,690
General and Administrative Expenses	4,397,836	1,201,951	40,337,959
Total Operating Expenses	5,957,703	2,181,054	77,322,649

Loss from Operations	(5,957,703)	(2,181,054)	(75,459,306)

Other Income (Expense):
Interest Expense	(2,015)	(361,176)	(15,975,627)

Other Income (Expense)	8,572	(19,898)	197,405
(Loss) Gain on Note Retirement	6,243	152,491	(4,442,026)
Net changes in Fair Value of Common Stock Warrant Liability and Embedded Derivative Liability	131,948	(4,023,599)	19,669,780
Loss before Benefit for Income Taxes	(5,812,955)	(6,433,236)	(76,009,774)

Income Tax Benefit	625,563	725,190	3,278,013

Net Loss	(5,187,392)	(5,708,046)	(72,731,761)

Dividends Attributable to Preferred Shares	-	185,000	2,877,570

Net Loss Applicable to Common Stock	$(5,187,392)	$(5,893,046)	$(75,609,331)

Net Loss Per Share, Basic and Diluted	$(0.37)	$(1.65)

Weighted Average Number of Shares Outstanding, Basic and Diluted	13,842,144	3,565,032

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.
(A Development Stage Company)
STATEMENTS OF CASH
FLOWS
(unaudited)

	Three Months Ended January 31,		Period from March 1, 2002 (Inception) to January 31,
	2014	2013	2014
OPERATING ACTIVITIES
Net Loss	$(5,187,392)	$(5,708,046)	$(72,731,761)
Adjustments to reconcile Net Loss to net cash used in operating activities:
Non-cash charges to consultants and employees for options and stock	1,602,423	369,923	11,128,461
Amortization of deferred financing costs	-	15,291	424,767
Amortization of discount on convertible promissory notes	-	7,979	2,728,769
Impairment of intangible assets	-	-	26,087
Non-cash interest expense	51	328,187	12,339,263
(Gain) Loss on change in value of warrants and embedded derivative	(131,948)	4,023,599	(19,669,780)
Warrant Expense	1,482	3,274	889,586
Settlement Expense	34,125	131,965	1,063,460
Employee Stock Purchase Plan	5,371	5,481	51,727
Value of penalty shares issued	-	-	149,276
Depreciation expense	6,903	4,592	235,650
Amortization expense of intangibles	41,934	38,703	943,913
Write off of intangible assets	-	-	33,211
Interest Income	-	-	267
(Gain) Loss on note retirement	(6,243)	(152,491)	4,442,026
Changes in operating assets and liabilities :
Decrease (Increase) in prepaid expenses	17,116	14,128	(27,068)
(Increase) in other current assets	(75,000)	(75,000)	(83,182)
(Increase) in other assets	-	-	(132,271)
Decrease in deferred expenses	105,018	74,943	265,698

Increase (decrease) in accounts payable and accrued expenses	(1,371,578)	(225,360)	9,991,782
(Decrease) in deferred rent	-	(4,803)	-
Increase in interest payable	1,964	9,530	26,297
Net cash used in operating activities	(4,955,774)	(1,138,105)	(47,903,822)

INVESTING ACTIVITIES
Cash paid on acquisition of Great Expectations	-	-	(44,940)
Proceeds from sale of property and equipment	-	-	3,000
Purchase of property and equipment	(24,595)	-	(291,148)
Cost of intangible assets	(12,427)	(43,709)	(3,507,205)
Net cash used in Investing Activities	(37,022)	(43,709)	(3,840,293)

FINANCING ACTIVITIES
Proceeds from convertible notes	-	753,500	20,827,900
Repayment of convertible notes	-	-	(2,339,829)
(Increase) in deferred offering expenses	-	(3,500)	(114,000)
Cash paid for deferred financing costs	-	-	(651,412)
Proceeds from notes payable	-	-	250,000
Proceeds from Officer Loan	-	3,800	1,455,685
Repayment of Officer Loan	-	-	(1,323,833)
Net proceeds from issuance of Preferred Stock	-	-	8,610,499
Payment on cancellation of warrants	-	-	(600,000)
Proceeds from exercise of warrants	-	-	1,761,210
Net proceeds of issuance of common stock	400,000	427,882	39,827,161
Net cash provided by Financing Activities	400,000	1,181,682	67,703,381
Net increase (decrease) in cash	(4,592,796)	(132)	15,959,266
Cash at beginning of period	20,552,062	232	-
Cash at end of period	$15,959,266	$100	$15,959,266

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosures of Cash Flow Information

	Three months ended January 31,		Period from March 1, 2002 (Inception) to January 31,
	2014	2013	2014
Cash paid for Interest	$-	$188	$914,005

Supplemental Schedule of Non-cash Investing and Financing Activities

	Three months ended January 31,		Period from March 1, 2002 (Inception) to January 31,
	2014	2013	2014
Equipment acquired under notes payable	$-	$-	$45,580
Common Stock issued to Founders	$-	$-	$40
Notes payable and accrued interest converted to Preferred Stock	$-	$-	$15,969
Stock dividend on Preferred Stock	$-	$-	$43,884
Accounts Payable from vendors settled with Common Stock	-	-	3,249,990
Accounts Payable from consultants settled with Common Stock	$3,000	$-	$893,555
Notes payable and embedded derivative liabilities converted to Common Stock	$-	$765,599	$19,806,369
Intangible assets acquired with notes payable	$-	$-	$360,000
Intangible assets acquired with Common Stock	$-	$-	$70,000
Debt discount in connection with recording the original value of the embedded derivative liability	$—	$—	$6,473,385
Allocation of the original secured convertible debentures to warrants	$-	$-	$214,950
Allocation of the warrants on convertible notes as debt discount	$-	$—	$3,001,806
Cancellation of Note Receivable in connection with Preferred Stock Redemption	$-	$-	$(13,684,584)
Note receivable in connection with exercise of warrants	$-	$-	$9,998,210
Common Stock issued in exchange for warrants	-	-	2,443,296
Warrants issued in connection with issuance of Common Stock	$-	$-	$2,023,247
Warrants issued in connection with issuance of Preferred Stock	$-	$-	$3,587,625

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION

Advaxis Inc. (the “Company”) is a clinical development stage biotechnology company focused on the discovery, development and commercialization of proprietary Lm- LLO cancer immunotherapies. These immunotherapies are based on a platform technology that utilizes live attenuated Listeria monocytogenes (“Lm”), bioengineered to secrete antigen/adjuvant fusion proteins. These Lm -LLO strains are believed to be a significant advancement in immunotherapy as they integrate multiple functions into a single immunotherapy as they access and direct antigen presenting cells to stimulate anti-tumor T-cell immunity, stimulate and activate the immune system with the equivalent of multiple adjuvants, and simultaneously reduce tumor protection in the tumor microenvironment to enable the T-cells to eliminate tumors. Other immunotherapies may employ individual elements of the Company’s comprehensive approach, but, to its knowledge, none combine all of these elements together in a single, easily administered, well-tolerated yet comprehensive immunotherapy.

ADXS-HPV is Advaxis’ lead immunotherapy for the treatment of human papilloma virus (“HPV”)-associated cancers.  The Company completed a Phase 2 study in 110 patients with recurrent cervical cancer in India that demonstrated a manageable safety profile, improved survival and objective tumor responses, providing the rationale to advance this immunotherapy to registrational Phase 3 trials for the treatment of women with recurrent cervical cancer.   ADXS-HPV is being evaluated in three ongoing clinical trials for HPV-associated cancer as follows: locally advanced cervical cancer (with the Gynecologic Oncology Group (“GOG”), largely underwritten by the National Cancer Institute (“NCI”); head and neck cancer (with the Ichan School of Medicine at Mount Sinai (“MSSM”); (U.S); and anal cancer (Brown University, Oncology Group (“BrUOG”), U.S.). In addition, the Company has developed immunotherapies for prostate cancer and HER2 overexpressing cancers (such as breast, gastric and other cancers in humans and osteosarcoma in canines). Over fifteen distinct constructs are in various stages of development, developed directly by the Company and through strategic collaborations with recognized centers of excellence.

Since inception in 2002, the Company has focused its development efforts on understanding its technology and establishing a drug development pipeline that incorporates this technology into therapeutic cancer immunotherapies, currently those targeting HPV-associated cancer (cervical cancer, head and neck cancer and anal cancer), prostate cancer, and HER2 overexpressing cancers. Although no immunotherapies have been commercialized to date, research and development and investment continues to be placed behind the pipeline and the advancement of this technology. Pipeline development and the further exploration of the technology for advancement entail risk and expense. The Company anticipates that its ongoing operational costs will increase significantly as it continues conducting its clinical development program.

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

The Company recognizes it will need to raise additional capital over and above the amount raised during October 2013 in order to continue to execute its business plan. Subsequent to January 31, 2014, the Company plans to continue to raise additional funds through the sales of equity securities. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to scale back its business plan, extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended October 31, 2013 and notes thereto contained in the Company’s annual report on Form 10-K for the year ended October 31, 2013, as filed with the SEC on January 29, 2014.

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

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts (checking) that at times exceed federally insured limits. Approximately $ 15.2 million is subject to credit risk at January 31, 2014. However, these cash balances are maintained at creditworthy financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

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

Net Loss per Share

Basic net income or loss per common share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share give effect to dilutive options, warrants, convertible debt and other potential common stock outstanding during the period. Therefore, in the case of a net loss the impact of the potential common stock resulting from warrants, outstanding stock options and convertible debt are not included in the computation of diluted loss per share, as the effect would be anti-dilutive. In the case of net income the impact of the potential common stock resulting from these instruments that have intrinsic value are included in the diluted earnings per share. The table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share.

	As of January 31,
	2014	2013
Warrants	4,360,441	1,001,236
Stock Options	467,923	355,890
Convertible Debt (using the if-converted method)	3,354	390,566
Total	4,831,718	1,747,692

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

The above stock-based compensation for employees, executives and directors is measured based on the fair market value of the shares issued on the date of grant and is to be recognized over the requisite service period in both research and development expenses and general and administrative expenses on the statement of operations.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying condensed financial statements.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	January 31, 2014 (Unaudited)	October 31, 2013
Laboratory Equipment	$333,727	$309,132
Accumulated Depreciation	(235,650)	(228,747)
Net Property and Equipment	$98,077	$80,385

Depreciation expense for the three months ended January 31, 2014 and 2013, and the period from March 1, 2002 (inception) to January 31, 2014, was $6,903, $4,592 and $235,650, respectively.

4. INTANGIBLE ASSETS

Under the Penn license agreements, the Company is billed actual patent expenses as they are passed through from Penn and are billed directly from our patent attorney. The following is a summary of intangible assets as of the end of the following fiscal periods:

	January 31, 2014 (Unaudited)	October 31, 2013
License	$651,992	$651,992
Patents	2,708,970	2,696,543
Total intangibles	3,360,962	3,348,535
Accumulated Amortization	(861,918)	(819,984)
Intangible Assets	$2,499,044	$2,528,551

The expirations of the existing patents range from 2014 to 2023 but the expirations can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. No patent applications with future value were abandoned or expired and charged to expense in the three months ended January 31, 2014 or 2013. Amortization expense for licensed technology and capitalized patent costs are included in general and administrative expenses and aggregated $41,934, $38,703 and $943,913 for the three months ended January 31, 2014 and 2013 and for the period from March 1, 2002 (inception) to January 31, 2014, respectively.

Estimated amortization expense for the next five years is as follows:

Year ended October 31,

2014 (Remaining)	125,500
2015	167,500
2016	167,500
2017	167,500
2018	167,500

5. ACCRUED EXPENSES:

The following table represents the major components of accrued expenses:

	January 31, 2014	October 31,
	(Unaudited)	2013
Salaries and Other Compensation	$721,672	$752,248
Consultants	2,000	2,000
Legal	15,000	15,000
Withholding Taxes Payable	185,585	-
Share Purchase	100,012	100,012
	$1,024,269	$869,260

6. SHORT-TERM CONVERTIBLE NOTES & FAIR VALUE OF EMBEDDED DERIVATIVE

As of January 31, 2014 and October 31, 2013, the Company had approximately $63,000 in principal outstanding on its junior subordinated convertible promissory notes that are currently overdue and are recorded as current liabilities on our balance sheet at January 31, 2014 and October 31, 2013.

7. NOTES PAYABLE- FORMER OFFICER:

As of October 31, 2013, the Company owed $163,132 in principal and accrued interest  to its former Chairman. During the three months ended January 31, 2014 and January 31, 2013, the Company incurred approximately $5,000 and $9,500 in interest on these notes respectively.  On February 4, 2014, the Company paid Mr. Moore $168,280 in principal and accrued interest, in full satisfaction of these Notes.

8. DERIVATIVE INSTRUMENTS

Warrants

A summary of changes in warrants for the three months ended January 31, 2014 is as follows:

	Number of	Weighted-Average
	Warrants	Exercise Price
Outstanding Warrants at October 31, 2013:	4,265,262	$6.71
Issued	101,704	$5.58
Exercised	-	-
Expired	(6,525)	$21.25
Outstanding Warrants at January 31, 2014	4,360,441	$6.66

At January 31, 2014 and October 31, 2013, the Company had approximately 3.8 million of its total 4.4 million outstanding warrants classified as equity (equity warrants).  At issuance, equity warrants are recorded at their relative fair values, using the Relative Fair Value Method, in the shareholders’ equity section of the balance sheet. The equity warrants can only be settled through the issuance of shares and are not subject to anti-dilution provisions. During the three months ended January 31, 2014, the Company issued 100,000 equity warrants to an entity pursuant to a Stock Purchase Agreement. These warrants expire in December 2018 and have an exercise price of $5.52.

At January 31, 2014 and October 31, 2013, the Company had approximately 0.6 million of its total 4.4 million outstanding warrants classified as liability warrants (common stock warrant liability). The fair value of the warrant liability, as of January 31, 2014, was approximately $0.5 million. The fair value of the warrant liability, as of October 31, 2013 was approximately $0.6 million. In fair valuing the warrant liability, at January 31, 2014 and October 31, 2013, the Company used the following inputs in its BSM Model:

	01/31/2014	10/31/2013

Exercise Price:	$2.76-21.25	$2.76-21.25

Stock Price	$4.49	$3.74

Expected term:	41-1203 days	61-1371 days

Volatility %	91%-186%	99%-186%

Risk Free Rate:	..035%-.69%	..035%-.94%

Warrant Liability/Embedded Derivative Liability

Warrant Liability

As of January 31, 2014, the Company had approximately 561,000 of its total approximately 4.4 million total warrants classified as liabilities (liability warrants). Of these 561,000 liability warrants, approximately 283,000 warrants are outstanding and 278,000 warrants are exchange warrants – nonexercisable. The Company utilizes the Black-Scholes Model (“BSM Model”) to calculate the fair value of these warrants at issuance and at each subsequent reporting date. For those warrants with exercise price reset features (anti-dilution provisions), the Company computes multiple valuations, each quarter, using an adjusted BSM Model, to account for the various possibilities that could occur due to changes in the inputs to the BSM Model as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). The Company effectively weights each calculation based on the likelihood of occurrence to determine the value of the warrants at the reporting date. At January 31, 2014, approximately 204,000 of the  561,000 liability warrants are subject to weighted-average anti-dilution provisions. A certain number of liability warrants contain a cash settlement provision in the event of a fundamental transaction (as defined in the common stock purchase warrant). Any changes in the fair value of the warrant liability (i.e. - the total fair value of all outstanding liability warrants at the balance sheet date) between reporting periods will be reported on the statement of operations.

As of October 31, 2013, the Company had approximately 565,000 of its total approximately 4.3 million total warrants classified as liabilities (liability warrants). Of these 565,000 liability warrants, approximately 287,000 warrants are outstanding and 278,000 warrants are exchange warrants – nonexercisable. The Company utilizes the BSM Model to calculate the fair value of these warrants at issuance and at each subsequent reporting date. For those warrants with exercise price reset features (anti-dilution provisions), the Company computes multiple valuations, each quarter, using an adjusted BSM Model, to account for the various possibilities that could occur due to changes in the inputs to the BSM model as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). The Company effectively weights each calculation based on the likelihood of occurrence to determine the value of the warrants at the reporting date. At October 31, 2013, approximately 203,000 of the  565,000 liability warrants are subject to anti-dilution provisions. A certain number of liability warrants contain a cash settlement provision in the event of a fundamental transaction (as defined in the common stock purchase warrant). Any changes in the fair value of the warrant liability (i.e. - the total fair value of all outstanding liability warrants at the balance sheet date) between reporting periods will be reported on the statement of operations.

At January 31, 2014 and October 31, 2013, the fair value of the warrant liability was approximately $516,000 and $647,000, respectively. For the three months ended January 31, 2014 and January 31, 2013, the Company reported income of approximately $132,000 and a loss of approximately $2.9 million, respectively, due to changes in the fair value of the warrant liability.

Warrants with anti-dilution provisions

Some of the Company’s warrants (approximately 204,000) contain anti-dilution provisions originally set at $25.00 with a term of five years. As of January 31, 2014, these warrants had an exercise price of approximately $9.16. As of October 31, 2013, these warrants had an exercise price of approximately $9.26. If the Company issues any common stock , except for exempt issuances as defined in the warrant agreement for consideration less than the exercise price then the exercise price and the amount of warrant shares available would be adjusted to a new price and amount of shares per the “ weighted average” formula included in the warrant agreement. For the three months ended January 31, 2014, this anti-dilution provision required the Company to issue approximately 1,700 additional warrant shares; and the exercise price to be lowered to $9.16. Any future financial offering or instrument issuance below the current exercise price of $9.16 will cause further anti-dilution and re-pricing provisions in approximately 204,000 of its total outstanding warrants.

For those warrants with exercise price reset features (anti-dilution provisions), the Company computes multiple valuations, each quarter, using an adjusted BSM model, to account for the various possibilities that could occur due to changes in the inputs to the BSM model as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). The Company utilized different exercise prices of $9.16 and $7.50, weighting the possibility of warrants being exercised at $9.16 between 40% and 50% and warrants being exercised at $7.50 between 60% and 50%.

As of January 31, 2014, there were outstanding warrants to purchase 4,360,441 shares of the Company’s Common Stock including exchange warrants - nonexercisable to purchase 278,329 shares of the Company’s Common Stock with exercise prices ranging from $2.76 to $21.25 per share.

9. STOCK OPTIONS:

A summary of changes in the stock option plan for three months ended January 31, 2014 is as follows:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at October 31, 2013:	467,923	$15.86
Granted	-	$-
Exercised	-	$-
Expired	-	$-
Outstanding at January 31, 2014	467,923	$15.86
Vested and Exercisable at January 31, 2014	403,567	$16.22

Total compensation cost related to our outstanding stock options, recognized in the statement of operations for the three months ended January 31, 2014, was $257,486 of which  $90,380 was included in research and development expenses and  $167,106 was included in general and administrative expenses. For the three months ended January 31, 2013 compensation cost was approximately $263,000, of which approximately $110,000 was included in research and development expenses and approximately $153,000 was included in general and administrative expenses.

There were no options granted during the three months ended January 31, 2014 or 2013.

As of January 31, 2014, there was approximately $947,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining average vesting period of 0.87 years.

The aggregate intrinsic value of these outstanding options, as of January 31, 2014, was approximately $6,880.

10. COMMITMENTS AND CONTINGENCIES :

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

The stock compensation will be acquired by the Executives on the last business day of each fiscal quarter of the Company in accordance with the terms and provisions of the Company's 2011 Omnibus Incentive Plan.  Accordingly, the Company recorded stock compensation expense of approximately $18,000 on the statement of operations representing 4,017 shares of our common stock (3,134 shares on a net basis after employee payroll taxes).

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

Stock Awards

In December 2013, the Company granted stock awards and restricted stock units (RSUs) to employees, executive officers and directors under the 2011 Omnibus Incentive Plan.  These awards include the employment agreement amounts noted above in addition to the following:

•
Management Team Bonuses:  Executive officers received a portion of their year-end performance bonus (with a total fair market value of approximately $129,000) in the aggregate amount of 31,846 shares of the Company’s Common Stock.

•
Equity grant to executive officers: The Company granted 525,000 shares of its Common Stock to its executive officers. Of these shares, 20% (105,000 shares) vested immediately, with a total fair market value of $423,150, and were issued and recorded as a charge to income during the current period. The remaining 80% of the grant (420,000 shares) represent restricted stock units (RSUs) and are to vest in equal installments over twelve quarters such that 100% of the RSUs have vested by the third anniversary of the grant date. The first quarterly vesting, totaling an aggregate of 35,000 shares of our common stock are subject to availability of shares under the 2011 Omnibus Incentive Plan and are subject to forfeiture under certain conditions.  Currently, these shares are not available under the 2011 Omnibus Plan and accordingly, have not been issued.

•
Equity grant to non-executive employees: The Company granted approximately $101,250 of the aggregate base salary compensation, to be issued in the form of Common Stock to its non-executive employees. Of this grant, 20% (an aggregate value of $20,250) vested immediately and 5,025 shares of common stock were issued to non-executive employees. The remaining 80% of the grant (shares with an aggregate value of $81,000) represent restricted stock units (RSUs) and are to vest in equal installments over twelve quarters such that 100% of the RSUs have vested by the third anniversary of the grant date. The first quarterly vesting, totaled a fair market value of $7,520 and was recorded as a charge to income, representing 1,675 shares of our common stock, which remain unissued as of January 31, 2014. All of these non-executive equity grants are currently available under the 2011 Omnibus Incentive Plan.

The Company will recognize the fair value of those vested shares, in the statement of operations in the period earned.

Director Compensation

During December 2013, the Board of Directors deemed it advisable and in the best interests of the Company to issue shares of stock in compensation for all 2013 Board of Director committee meetings and to cancel any options designated for issuance related to those 2013 committee and board meetings and to further issue shares of stock for all fiscal years 2013 through 2015 Board of Director committee meetings in the aggregate amount of 50,000 shares of restricted stock units (RSU’s) to each non-employee director (excluding Mr. Moore). The RSU grant will vest quarterly over three years such that 100% of the RSU will be vested on the third anniversary date (December 2016).

During December 2013, the Board of Directors deemed it advisable and in the best interests of the Company to amend a certain provision of the Consulting Agreement with Mr. Moore, which took effect August 19, 2013 and issue 37,500 restricted stock units (RSU’s). The RSU grant will vest quarterly over three years such that 100% of the RSU will be vested on the third anniversary date (December 2016).

Currently, these director compensation shares are not available under the 2011 Omnibus Incentive Plan and accordingly, the Company did not record a charge to income.

Legal Proceedings

On August 19, 2013, the Company entered into an agreement with Maxim Group LLC, or Maxim, to terminate a July 2012 engagement agreement between the parties, pursuant to which Maxim asserted claims for unpaid fees related to the introduction of investors to us and services provided. As consideration for terminating the agreement, the Company agreed to pay Maxim in monthly installment payments in either cash or shares of  Common Stock, and issued a warrant to purchase 30,154 shares of our Common Stock at an exercise price of $ 4.90 per share.  On September 27, 2013, the Company issued 158,385 shares of  Common Stock to satisfy all remaining amounts owed under this agreement. Maxim rejected the delivery of these 158,385 shares and claimed that the Company may not prepay its obligations under the agreement notwithstanding any language to the contrary in the agreement.

Upon the completion of the Company’s public offering in October, 2013 the Company paid Maxim $ 150,000 and commenced final settlement of the disputed amounts owed. On or about November 14, 2013, Maxim initiated a proceeding by confession of judgment   in New York State Court to recover monies it believes Advaxis owes it under the Termination Agreement in the amount of approximately $ 484,710.  On November 15, 2013 the New York County Clerk’s office entered a judgment in favor of Maxim. On or about November 22, 2013 Maxim mailed a Notice of Entry To Advaxis and the parties decided to settle the dispute without any admission of liability or wrongdoing. On December 18, 2013, the 158,385 shares were cancelled. On December 23, 2013 the parties executed a Settlement Agreement and Release. On December 27, 2013, the Company paid Maxim $ 285,000 in final settlement of all matters related to their claim.

The Company is from time to time involved in legal proceedings in the ordinary course of our business. The Company does not believe that any of these claims and proceedings against us is likely to have, individually or in the aggregate, a material adverse effect on the financial condition or results of operations.

University of Pennsylvania

On May 10, 2010, the Company entered into a second amendment to the Penn license agreement pursuant to which it acquired exclusive licenses related to its proprietary Listeria vaccine technology.   As part of this amendment the Company exercised its option for the rights to additional patent dockets and agreed to pay historical patent costs incurred by Penn. As of October 31, 2013, the Company owed Penn approximately $325,000.  During the first quarter ended January 31, 2014, the Company paid Penn approximately $306,000 under all licensing agreements.  As of January 31, 2014, the Company owed Penn approximately $127,000 under all licensing agreements.  As of January 31, 2014, Penn owned 28,468 shares of the Company’s Common Stock.

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

As of March 10, 2014, there are no remaining payments due under the Separation Agreement and General Release.

Consulting Agreement; Debt Conversion/Repayment

On August 19, 2013, the Company entered into a consulting agreement with Mr. Moore, pursuant to which Mr. Moore will continue to assist the Company with the development of its veterinary program in exchange for (i) receiving an aggregate of approximately $ 350,000 , paid in installments over the course of the one year consulting period, and (ii) reimbursement by the Company for any costs associated with or incurred by Mr. Moore for participation in a group health plan and (iii)   a grant of 37,500 restricted stock units (RSU’s) that will vest quarterly over three years. The term for this consulting agreement is one year.

On September 26, 2013, the Company entered into a debt conversion and repayment agreement with Thomas A Moore, a Director of the Company and our former Chief Executive Officer, with respect to the repayment and partial conversion of amounts owed to Mr. Moore under outstanding promissory notes issued pursuant to that certain Note Purchase Agreement dated September 22, 2008, as amended from time to time. The Company refers to these outstanding notes as the Moore Notes. As provided in the agreement, following the closing of the October 22, 2013 public offering: (a) the Company paid Mr. Moore $ 100,000 in cash as partial repayment of the Moore Notes, (b) the Company converted one-half of the remaining balance (approximately $162,132)  using the same terms as securities being offered and sold in the October 22, 2013 offering and issued Mr. Moore 40,783 shares of our Common Stock and a five-year warrant to purchase 20,392 shares of our Common Stock at an exercise price of $5.00 per share on October 31, 2013 and (c) within three months of the closing of   the   offering, the Company will pay Mr. Moore in cash the then remaining outstanding balance under the Moore Notes (approximately $163,132). The Company paid Mr. Moore $168,280, on February 4, 2014, fully satisfying its obligations under the Moore Notes, which no longer remain outstanding.

Sale of Net Operating Losses (NOLs)

The Company may be eligible, from time to time, to receive cash from the sale of its Net Operating Losses under the State of New Jersey NOL Transfer Program.  In January 2014, the Company received a net cash amount of $ 625,563 from the sale of its state NOLs and research and development tax credits for the periods ended October 31, 2010 and 2011. These proceeds were received in January 2014.

11. SHAREHOLDERS’ EQUITY

Equity Enhancement Program

On September 27, 2013, the Company notified Hanover that it irrevocably commits to suspend any draw-downs under the Purchase Agreement without the prior written consent of Aegis Capital Corp. for a six month period from the closing.  During the three months ended January 31, 2014, the Company and Hanover agreed to terminate the Common Stock Purchase Agreement in exchange for the issuance of 7,080 shares of its Common Stock.

Stock Purchase Agreement

During the three months ended January 31, 2014, the Company received proceeds of $400,000 under a Stock Purchase Agreement with Global BioPharma Inc. (GBP). During February 2014, the Company issued GBP 108,724 shares of our Common Stock under the Stock Purchase Agreement.

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

•   Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

The following table provides the liabilities carried at fair value measured on a recurring basis as of January 31, 2014:

January 31, 2014	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $2.76 - $21.25 from October 2012 through August 2017	$-	$	$516,268	$516,268

October 31, 2013	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $2.76 - $21.25 from October 2012 through August 2017	$-	$	$646,734	$646,734

Common stock warrant liability:

January 31, 2014 (Unaudited)
Beginning balance: October 31, 2013	$646,734
Issuance of additional warrants due to anti-dilution provisions	1,482
Change in fair value	(131,948)

Balance at January 31, 2014	$516,268

13.          SUBSEQUENT EVENTS

Issuance of shares to Executives

On February 5, 2014, pursuant to amendments to their employment agreements, the Company’s executives acquired 4,017 shares of common stock, utilizing a percentage of their base salaries (See Footnote 10:  Commitments and Contingencies, Employment Agreements).  Accordingly, the Company recorded stock compensation expense of approximately $18,000 (representing the aggregate value of total shares acquired) on the statement of operations during the quarter and issued 3,134 shares (on a net basis after employee payroll taxes) of our common stock during February 2014.
Warrant Exercise

On February 21, 2014, an accredited investor exercised 50 warrants at an exercise price of $5.00 per warrant.  Accordingly, the Company received net proceeds of $250 and issued 50 shares of our common stock.

Equity Grant to non-executive employees

On March 7, 2014, our non-executive employees received 5,025 shares of our common stock pursuant to the terms of the non-executive equity grant.  These shares represent 20% of the equity grant to non-executive employees that immediately vested but had not been issued as of January 31, 2014. (See Footnote 10: Commitments and Contingencies, Stock Awards). Accordingly, the Company recorded stock compensation expense of $20,250 during the quarter (representing the aggregate value of total shares earned) and issued 3,685 shares (on a net basis after employee payroll taxes) of our common stock during March 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward Looking Statements

The Company has included in this Quarterly Report certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company’s business, operations and financial condition. “Forward-looking statements” consist of all non-historical information, and the analysis of historical information, including the references in this Quarterly Report to future revenues, collaborative agreements, future expense growth, future credit exposure, earnings before interest, taxes, depreciation and amortization, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements, and the Company’s plans for future periods. In addition, the words “could”, “expects”, “anticipates”, “objective”, “plan”, “may affect”, “may depend”, “believes”, “estimates”, “projects” and similar words and phrases are also intended to identify such forward-looking statements. Such factors include the risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2013 and other factors discussed in connection with any forward-looking statement.

Actual results could differ materially from those projected in the Company’s forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, the Company’s ability to raise capital, unanticipated technological difficulties, the length, scope and outcome of our clinical trial, costs related to intellectual property, cost of manufacturing and higher consulting costs, product demand, changes in domestic and foreign economic, market and regulatory conditions, the inherent uncertainty of financial estimates and projections, the uncertainties involved in certain legal proceedings, instabilities arising from terrorist actions and responses thereto, and other considerations described as “Risk Factors” in other filings by the Company with the SEC. Such factors may also cause substantial volatility in the market price of the Company’s Common Stock. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

General

The shares of our Common Stock and warrants are listed on The NASDAQ Capital Market under the symbols “ADXS” and “ADXSW,” respectively.

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

We have no customers. Since our inception in 2002, we have focused our development efforts upon understanding our technology and establishing a product development pipeline that incorporates this technology in the therapeutic cancer vaccines area targeting cervical, head and neck, prostate and breast cancer. Although no products have been commercialized to date, research and development and investment continues to be placed behind the pipeline and the advancement of this technology. Pipeline development and the further exploration of the technology for advancement entail risk and expense. We anticipate that our ongoing operational costs will increase significantly as we continue our four Phase II clinical trials and prepare to advance this immunotherapy to registrational Phase III trials for the treatment of women with recurrent cervical cancer.

Events that occurred during the Quarter

Biocon Limited

On January 20, 2014, the Company and Biocon Limited, a company incorporated under the laws of India (“Biocon”) entered into a Distribution and Supply Agreement (“Agreement”) .

Pursuant to the Agreement, Advaxis granted Biocon an exclusive license (with a right to sublicense) to (i) use Advaxis’ data from clinical development activities, regulatory filings, technical, manufacturing and other information and know-how to enable Biocon to submit regulatory filings for ADXS-HPV in the following territories: India, Malaysia, Kenya, Bangladesh, Bhutan, Maldives, Myanmar, Nepal, Pakistan, Sri Lanka, Bahrain, Jordan, Kuwait, Oman, Saudi Arabia, Qatar, United Arab Emirates, Algeria, Armenia, Egypt, Eritrea, Iran, Iraq, Lebanon, Libya, Sudan, Syria, Tunisia and Yemen (collectively, the “Territory”) and (ii) import, promote, market, distribute and sell pharmaceutical products containing ADXS-HPV. ADXS-HPV is based on a novel platform technology using live, attenuated bacteria that are bio-engineered to secrete an antigen/adjuvant fusion protein(s) designed to redirect the powerful immune response all human beings have to the bacterium against their cancer.

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

Icahn School of Medicine at Mount Sinai

On December 5, 2013, we entered into a clinical trial agreement with the Icahn School of Medicine at Mount Sinai to evaluate the safety, effectiveness, and immunogenicity of ADXS-HPV in 25 patients with head and neck cancer.  This clinical trial will be the first study to evaluate the effects of ADXS-HPV in patients when they are initially diagnosed with HPV-associated head and neck cancer, prior to receiving any standard of care (surgery, chemotherapy, radiation or a combination thereof) to remove and/or treat their tumors. This study will be an important first step toward understanding ADXS-HPV's potential to treat this type of cancer before chemotherapy and/or radiation and its potential to reduce the need for these treatments.

On January 21, 2014, we announced that the first patient with respect to this study was dosed and enrollment is ongoing.

Cancer Research, United Kingdom

On January 2, 2014, we elected to discontinue supplying study drug for the Phase 1/2 study being conducted in the UK in patients with head and neck cancer. The design of this study was inconsistent with our current clinical development strategy, had low potential clinical value and was not an efficient use of our resources. Without study drug, Cancer Research, UK, the study sponsor, will discontinue this study.

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

Events that occurred after the Quarter

Georgia Regents University

On March 20, 2012, we announced the continuation of our collaboration with Dr. Samir N. Khleif, the former Chief of the Vaccines Section at the National Cancer Institute, at his new position as Director of the Georgia Health Sciences University Cancer Center (“GRU”) in Augusta, Georgia. Dr. Khleif and his laboratory will continue to elaborate the molecular immunologic mechanisms by which live, attenuated strains of Lm can effect therapeutic changes in cancer and other diseases.

On February 5, 2014, we expanded our relationship with GRU by entering into a master clinical trial agreement with GRU Cancer Center to conduct four Phase 1/2 clinical trials. The trials will be conducted under the supervision of Dr. Khleif.  The planned trials will further develop Advaxis’ two lead immunotherapies: ADXS-HPV for cervical cancer and ADXS-cHER2 for breast cancer. The four clinical trials will be designed to assess:

•      High dose, repeating cycles of ADXS-HPV in recurrent or refractory cervical cancer.
•      ADXS-cHER2 in women with Her2/neu over-expressing breast cancer with measurable disease who have progressed after prior standard therapy.
•      The optimal combination dose of ADXS-HPV and PD-1 antibodies in patients with recurrent or refractory cervical cancer.
•      ADXS-HPV prior to surgery in patients with surgically treatable cervical cancer.

SynCo Bio Partners B.V. (“SynCo”)

On February 11, 2014, we entered into an agreement with SynCo Bio Partners B.V. (SynCo), one of the leading GMP contract manufacturers of biopharmaceuticals, for SynCo to manufacture ADXS-HPV. Under the agreement, SynCo will assist Advaxis in developing scale-up and commercial manufacturing processes for ADXS-HPV bulk drug substance and drug product.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2014 AND 2013

Revenue

We did not record any revenue for the three months ended January 31, 2014 and 2013.

Research and Development Expenses

Research and development expenses increased by approximately $581,000 to approximately $1,560,000 for the three months ended January 31, 2014 as compared with approximately $979,000 for the same period a year ago, resulting from higher compensation costs of approximately $295,000 (of which approximately $191,000 were non-cash expenses) in addition to higher patent-related and consulting costs associated with expanded research and development activities. Clinical trial expenses, in the three months ended January 31, 2014, were essentially flat when compared with the same period a year ago, resulting from higher clinical costs associated with our India-based trial, being essentially offset by lower domestic clinical costs.

We anticipate a significant increase in research and development expenses as a result of expanded development and commercialization efforts primarily related to clinical trials and product development. In addition, expenses will be incurred in the development of strategic and other relationships required to license, manufacture and distribute our product candidates.

General and Administrative Expenses

General and administrative expenses increased approximately $3,196,000 to approximately $4,398,000 for the three months ended January 31, 2014 as compared with approximately $1,202,000 for the same period a year ago, resulting from higher compensation costs of approximately $1,410,000 (of which approximately $1,100,000 million represent share-based compensation) in addition to higher year-over-year consulting expenses of approximately $800,000 million (of which approximately $600,000 million represent non-cash expense). The Company also incurred expense, in the current period, related to the final settlement of an ongoing claim that was not incurred in the same period a year ago.

Interest Expense

For the three months ended January 31, 2014, interest expense  decreased significantly to approximately $2,000 from approximately $361,000 in the same period a year ago resulting from the significant reduction in overall debt from approximately $1.7 million in outstanding principal at January 31, 2013 to approximately $120,000 in outstanding principal at January 31, 2014. Substantially all of the outstanding principal at January 31, 2013 was converted or repaid during the fiscal year ended October 31, 2013, resulting in a significant decrease in interest expense at January 31, 2014. In addition, the Company recognized non-cash expense of approximately $157,000 related to the issuance of the Commitment Fee Shares to Hanover, under the Equity Enhancement Program, in the three months ended January 31, 2013.  No such expense was recognized in the three months ended January 31, 2014, resulting in lower overall interest expense for the current period when compared to the same period a year ago.

 Other Income / (Expense)

Other income was approximately $8,600 for the three months ended January 31, 2014 primarily resulting from interest income earned on the Company’s savings account balance during the quarter.

Other expense was approximately $20,000 for the three months ended January 31, 2013 as a result of unfavorable changes in foreign exchange rates relating to transactions with certain vendors.

(Loss) Gain on Note Retirement and Accounts Payable

For the three months ended January 31, 2014, we recorded non-cash income of approximately $6,200 primarily resulting from the settlement of an outstanding payable, at a discount, with shares of our Common Stock and cash.

For the three months ended January 31, 2013, we recorded non-cash income of approximately $152,500 primarily resulting from the settlement of outstanding payables with shares of our Common Stock, resulting in non-cash income of approximately $576,000, offset by non-cash charges to income of approximately $424,000 resulting from the extinguishment of debt instruments during the period.

Changes in Fair Values

For the three months ended January 31, 2014, the Company recorded non-cash income from changes in the fair value of the warrant liability of approximately $132,000 due to a decrease in the fair value of liability warrants primarily resulting from a smaller range of share prices used in the calculation of the BSM Model volatility input.

 For the three months ended January 31, 2013, the Company recorded non-cash expense from changes in the fair value of the warrant liability of approximately $4,000,000. In the current period, the increase in expense of approximately $4,000,000 resulted from an increase in the fair value of each liability warrant due to an increase in our share price from $0.045, at October 31, 2012 to $0.072 at January 31, 2013 and an increase in the number of outstanding liability warrants during the period.

Income Tax Benefit

The Company may be eligible, from time to time, to receive cash from the sale of our Net Operating Losses under the State of New Jersey NOL Transfer Program. In the three months ended January 31, 2014, the Company received a net cash amount of approximately $626,000 from the sale of our state NOLs and R&D tax credits for the periods ended October 31, 2010 and 2011.

In the three months ended January 31, 2013, the Company received a net cash amount of approximately $725,000 from the sale of our state NOLs and R&D tax credits for the periods ended October 31, 2010 and 2011.

Liquidity and Capital Resources

Since our inception through January 31, 2014, the Company has reported accumulated net losses of approximately $75.7 million and recurring negative cash flows from operations. We anticipate that we will continue to generate significant losses from operations for the foreseeable future.

Cash used in operating activities, for the three months ending January 31, 2014, was approximately $4.96 million (including proceeds from the sale of our state NOLs and R&D tax credits of approximately $0.6 million) primarily from spending associated with our clinical trial programs and general & administrative spending. Total spending approximated $ 5.6 million, including one-time non-recurring costs associated with our October 2013 financing, certain compensation costs and the settlement of a legal claim.

Cash used in investing activities, for the three months ended January 31, 2014, was approximately $37,000 resulting from legal cost spending in support of our intangible assets (patents) and costs paid to Penn for patents.

Cash provided by financing activities, for the three months ended January 31, 2014, was approximately $400,000, resulting from the sale of our Common Stock under a Stock Purchase Agreement with Global BioPharma Inc. (GBP). During February 2014 the Company issued GBP 108,724 shares of our Common Stock under the Stock Purchase Agreement.

During the three months ended January 31, 2013, the Company issued 14,229 shares of our Common Stock, to accredited investors, at a price per share of $4.375, resulting in total net proceeds of $62,250. In addition, during January 2013, the Company received $15,000, under a stock purchase agreement. On February 11, 2013, the Company issued the accredited investor 3,429 shares at a price per share of $4.375.

During the three months ended January 31, 2013, the Company issued 91,124 shares of our common stock to Hanover in connection with the settlement of drawdowns pursuant to the Hanover Purchase Agreement, at prices ranging from approximately $3.325 to $4.675 per share. The per share price for such shares was established under the terms of the Hanover Purchase Agreement. The Company received total net proceeds of approximately $350,633 in connection with these drawdowns. In addition, the Company received net proceeds of $77,250 under various stock purchase agreements.

Our limited capital resources and operations to date have been funded primarily with the proceeds from public, private equity and debt financings, NOL tax sales and income earned on investments and grants. We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future, due to the substantial investment in research and development. As of January 31, 2014 and October 31, 2013, we had an accumulated deficit of $75,653,215 and $70,465,823, respectively and shareholders’ equity of $14,859,802 and $18,002,142, respectively.

The Company believes its current cash position is sufficient to fund its business plan for the next eighteen months. Subsequent to January 31, 2014, the Company plans to continue to raise additional funds through the sales of debt and/or equity securities.

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

Off-Balance Sheet Arrangements

As of January 31, 2014, we had no off-balance sheet arrangements.

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

Stock-based compensation for employees, executives and directors is measured based on the fair value of the shares issued on the date of grant and is to be recognized over the requisite service period in both research and development expenses and general and administrative expenses on the statement of operations.

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

Changes in Internal Control over Financial Reporting

During the quarter ended January 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is from time to time involved in legal proceedings in the ordinary course of our business. The Company does not believe that any of these claims or proceedings against us is likely to have, individually or in the aggregate, a material adverse effect on the financial condition or results of operations. Refer to Footnote 10: Commitments and Contingencies for more information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended October 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period covered by this report, we have issued unregistered securities to the persons as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 3(a)(9) or Section 4(2) thereof and/or Regulation D promulgated thereunder. All recipients had adequate access to information about us. We have not furnished information under this item to the extent that such information previously has been included under Item 3.02 in a Current Report on Form 8-K.

On November 7, 2013, the registrant issued an entity 100,000 shares of its common stock as payment for consulting services rendered.

On November 13, 2013, the registrant issued and sold an aggregate 1,781 shares of its common stock to certain employees, including Christy L. French and Robert G. Petit, Ph.D., two of its executive officers, pursuant to its Employee Stock Purchase Plan for an aggregate purchase price of $5,371 in cash.

On November 18, 2013, the registrant issued an aggregate 51,546 shares of its common stock to its non-employee Directors, which shares had been earned under the registrant’s Directors’ compensation program but not previously issued.

On November 22, 2013, the registrant issued 12,000 shares to an accredited investor, or his designee, for financial services rendered in conjunction with a Securities Exchange Agreement.

On December 9, 2013, the registrant issued accredited investors an aggregate of 41,383 shares of its common stock as payment for consulting services rendered.

On December 13, 2013, the registrant granted Gregory T. Mayes, it’s Chief Operating Officer, 37,500 shares of its common stock (17,908 shares on a net basis after employee payroll taxes), as compensation pursuant to his employment agreement.

On January 9, 2014, the registrant issued an accredited investor 750 shares of its common stock as payment for consulting services rendered.

On January 21, 2014, the registrant granted Daniel J. O’Connor, it’s Chief Executive Officer, 37,050 shares of its common stock (21,489 shares on a net basis after employee payroll taxes), which shares had been earned as compensation but not previously issued.

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS.

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

3.3
Certificate of Designations of Preferences, Rights and Limitations of Series B Preferred Stock of the registrant, dated July 19, 2010. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on July 20, 2010.

3.4
Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 16, 2012. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on August 17, 2012.

3.5
Certificate of Amendment of the Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 11, 2013 (reverse stock split).  Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on July 15, 2013.

3.6
Certificate of Amendment of the Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 12, 2013 (reverse stock split).  Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the SEC on July 15, 2013.

3.7	Amended and Restated Bylaws. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-QSB filed with the SEC on September 13, 2006.

10.1***
Exclusive License and Technology Transfer Agreement by and between Advaxis, Inc. and Global BioPharma, Inc., dated December 9, 2013.  Incorporated by reference to Exhibit 10.79 to Annual Report on Form 10-K/A filed with the SEC on February 6, 2014.

10.2‡
Amendment No. 1, dated as of December 19, 2013, to the Employment Agreement by and between Advaxis, Inc. and Daniel J. O’Connor.  Incorporated by reference to Exhibit 10.80 to Annual Report on Form 10-K/A filed with the SEC on February 6, 2014.

10.3‡
Amendment No. 1, dated as of December 19, 2013, to the Employment Agreement by and between Advaxis, Inc. and Gregory T. Mayes, III.  Incorporated by reference to Exhibit 10.81 to Annual Report on Form 10-K/A filed with the SEC on February 6, 2014.

10.4‡
Amendment No. 1, dated as of December 19, 2013, to the Employment Agreement by and between Advaxis, Inc. and Mark J. Rosenblum.  Incorporated by reference to Exhibit 10.82 to Annual Report on Form 10-K/A filed with the SEC on February 6, 2014.

10.5‡
Amendment No. 1, dated as of December 19, 2013, to the Employment Agreement by and between Advaxis, Inc. and Robert G. Petit.  Incorporated by reference to Exhibit 10.83 to Annual Report on Form 10-K/A filed with the SEC on February 6, 2014.

10.6‡
Amendment No. 1, dated as of December 19, 2013, to the Employment Agreement by and between Advaxis, Inc. and Chris L. French.  Incorporated by reference to Exhibit 10.84 to Annual Report on Form 10-K/A filed with the SEC on February 6, 2014.

10.7****	Distribution and Supply Agreement, dated as of January 20, 2014, by and between Advaxis, Inc. and Biocon, Limited

31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

____________
* Filed herewith
** Furnished herewith
*** Confidential treatment has been granted for portions of this agreement under 17 C.F.R. §§200.80(b)(4) and Rule 24b-2.
**** Filed herewith. Confidential treatment requested under 17 C.F.R. §§200.80(b)(4) and Rule 24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been provided separately to the SEC pursuant to the confidential treatment request.
‡ Denotes management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVAXIS, INC.
Registrant

Date: March 17, 2014	By:	/s/ Daniel J. O’Connor
Daniel J. O’Connor
Chief Executive Officer

	By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum
Chief Financial Officer, Senior Vice President and Secretary

