Form 10-Q
period 2014-04-30
Advaxis, Inc.
filed 2014-06-10
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commissions file number 000-28489

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of June 3, 2014 was 19,274,103

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

2

 PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ADVAXIS, INC.

BALANCE SHEETS

	April 30, 2014 (unaudited)	October 31, 2013
ASSETS
Current Assets:
Cash	$27,574,332	$20,552,062
Prepaid Expenses	260,197	31,255
Other Current Assets	58,182	8,182
Deferred Expenses - current	153,016	218,007
Total Current Assets	28,045,727	20,809,506

Deferred Expenses – long term	62,477	129,041
Property and Equipment (net of accumulated depreciation)	91,174	80,385
Intangible Assets (net of accumulated amortization)	2,629,595	2,528,551
Other Assets	38,438	38,438

TOTAL ASSETS	$30,867,411	$23,585,921

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,607,233	$3,841,771
Accrued Expenses	1,452,060	869,260
Short Term Convertible Notes and Fair Value of Embedded Derivative	62,882	62,882
Notes Payable – Former Officer	-	163,132
Total Current Liabilities	3,122,175	4,937,045

Common Stock Warrant Liability	245,374	646,734
Total Liabilities	3,367,549	5,583,779

Commitments and Contingencies
Shareholders’ Equity:
Common Stock - $0.001 par value; authorized 25,000,000 shares, issued and outstanding 19,102,601 at April 30, 2014 and 13,719,861 at October 31, 2013.	19,103	13,720
Additional Paid-In Capital	105,448,591	88,454,245
Accumulated Deficit	(77,967,832)	(70,465,823)
Total Shareholders’ Equity	27,499,862	18,002,142
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,867,411	$23,585,921

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013

Revenue	$1,000,000	$-	$1,000,000	$-

Operating Expenses
Research and Development Expenses	1,544,922	2,112,756	3,104,789	3,091,859
General and Administrative Expenses	2,051,055	3,364,041	6,448,891	4,565,992
Total Operating Expenses	3,595,977	5,476,797	9,553,680	7,657,851

Loss from Operations	(2,595,977)	(5,476,797)	(8,553,680)	(7,657,851)

Other Income (expense):
Interest Expense	(3,238)	(95,986)	(5,253)	(457,162)
Other Income	10,749	21,344	19,321	1,446
Gain on note retirement	-	194,795	6,243	347,286
Net changes in fair value of derivative liabilities	273,849	79,838	405,797	(3,943,761)
Net Loss before benefit for income taxes	(2,314,617)	(5,276,806)	(8,127,572)	(11,710,042)

Income tax benefit	-	-	625,563	725,190

Net Loss	(2,314,617)	(5,276,806)	(7,502,009)	(10,984,852)

Dividends attributable to preferred shares	-	185,000	-	370,000

Net Loss applicable to Common Stock	$(2,314,617)	$(5,461,806)	$(7,502,009)	$(11,354,852)

Net Loss per share, basic and diluted	$(0.15)	$(1.29)	$(0.51)	$(2.90)

Weighted average number of shares outstanding, basic and diluted	15,749,434	4,230,560	14,779,983	3,912,625

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended April 30,
	2014	2013
OPERATING ACTIVITIES
Net Loss	$(7,502,009)	$(10,984,852)
Adjustments to reconcile Net Loss to net cash used in operating activities:
Non-cash charges to consultants and employees for options and stock	2,345,301	2,768,524
Amortization of deferred financing costs	-	25,177
Amortization of discount on convertible promissory notes	-	18,392
Non-cash interest expense	51	396,111
(Gain) Loss on change in value of warrants and embedded derivative	(405,797)	3,943,761
Warrant expense	4,437	24,467
Settlement expense	34,125	364,335
Employee Stock Purchase Plan	5,371	14,250
Depreciation expense	13,806	9,184
Amortization expense of intangibles	84,616	77,811
(Gain) Loss on note retirement	(6,243)	(347,286)
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expenses	(228,941)	6,128
(Increase) in other current assets	(50,000)	(50,000)
Decrease in deferred expenses	131,556	268,261
Increase (Decrease) in accounts payable and accrued expenses	(1,850,985)	69,967
(Decrease) in deferred rent	-	(4,803)
(Decrease) Increase in interest payable	(98,192)	17,642
Net cash used in operating activities	(7,522,904)	(3,382,931)

INVESTING ACTIVITIES
Purchase of property and equipment	(24,595)	-
Cost of intangible assets	(185,660)	(64,748)
Net cash used in Investing Activities	(210,255)	(64,748)

FINANCING ACTIVITIES
Proceeds from convertible notes	-	1,453,500
Payment of deferred offering expenses	-	(3,500)
Proceeds from Officer Loan	-	11,200
Repayment of Officer Loan	(64,926)	(85,700)
Proceeds from exercise of warrants	250	94,444
Net proceeds of issuance of common stock	14,820,105	2,987,932
Net cash provided by Financing Activities	14,755,429	4,457,876
Net increase in cash	7,022,270	1,010,197
Cash at beginning of period	20,552,062	232
Cash at end of period	$27,574,332	$1,010,429

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosures of Cash Flow Information

	Six months ended April 30,
	2014	2013
Cash paid for Interest	$105,409	$188

Supplemental Schedule of Non-cash Investing and Financing Activities

	Six months ended April 30,
	2014	2013
Accounts Payable from consultants settled with Common Stock	$3,000	$-
Notes payable and embedded derivative liabilities converted to Common Stock	$-	$1,384,099
Accrued Legal fees included in financing costs	$239,297	$-

The accompanying notes are an integral part of these financial statements.

 ADVAXIS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION

Advaxis, Inc. (“Advaxis” or the “Company”) is a clinical stage biotechnology company focused on the discovery, development and commercialization of proprietary Lm - LLO cancer immunotherapies. These immunotherapies are based on a platform technology that utilizes live attenuated Listeria monocytogenes (“Lm”), bioengineered to secrete antigen/adjuvant fusion proteins. These Lm -LLO strains are believed to be a significant advancement in immunotherapy as they integrate multiple functions into a single immunotherapy as they access and direct antigen presenting cells to stimulate anti-tumor T-cell immunity, stimulate and activate the immune system with the equivalent of multiple adjuvants, and simultaneously reduce tumor protection in the tumor microenvironment to enable the T-cells to eliminate tumors. Other immunotherapies may employ individual elements of the Company’s comprehensive approach, but, to its knowledge, none combine all of these elements together in a single, easily administered, well-tolerated yet comprehensive immunotherapy.

ADXS-HPV is Advaxis’ lead immunotherapy product candidate for the treatment of human papilloma virus (“HPV”)-associated cancers.   The Company completed a Phase 2 study in 109 patients with recurrent cervical cancer in India that demonstrated a manageable safety profile, improved survival and objective tumor responses.  The Company plans to advance this immunotherapy into registrational trials for the treatment of women with recurrent cervical cancer. ADXS-HPV has received orphan drug designation for three HPV-associated cancers: cervical, head and neck, and anal cancer, and is being evaluated in three ongoing cooperative group and investigator-initiated clinical trials as follows: locally advanced cervical cancer (with the Gynecologic Oncology Group), head and neck cancer (with the Icahn School of Medicine at Mount Sinai, U.S.); and anal cancer (Brown University, Oncology Group, U.S.). Advaxis is also developing two other cancer immunotherapies: ADXS-PSA for the treatment of prostate cancer; and ADXS-cHER2 that targets the HER2 receptor, which is overexpressed in certain solid-tumor cancers, including osteosarcoma in human and canine, and breast cancer.  The Company has received orphan drug designation for ADXS-cHER2 in osteosarcoma. Over twenty distinct additional constructs have been developed to various stages of development, developed directly by the Company and through strategic collaborations with recognized centers of excellence.

Since inception in 2002, the Company has focused its development efforts on understanding its platform technology and establishing a drug development pipeline that incorporates this technology into therapeutic cancer immunotherapies, currently those targeting HPV-associated cancer (cervical cancer, head and neck cancer and anal cancer), prostate cancer, and HER2 overexpressing cancers. Although no immunotherapies have been commercialized to date, research and development and investment continues to be placed behind the advancement of this technology. Pipeline development and the further exploration of the technology for advancement entails risk and expense. The Company anticipates that its ongoing operational costs will increase significantly as it continues conducting its clinical development program.

From inception through the period ended January 31, 2014, Advaxis Inc. was a development stage company. In the current period, the Company exited the development stage upon its execution of a license agreement with Aratana Therapeutics Inc. (“Aratana”). This provided an upfront payment of $1M, in the current period, which the Company recognized and earned as revenue.

Liquidity and Financial Condition

The Company’s products are being developed and have not generated significant revenues. As a result, the Company has suffered recurring losses. These losses are expected to continue for an extended period of time.  However, in the three months ended April 30, 2014, the Company recorded $1 million in revenue pursuant to a licensing agreement with Aratana. The licensing agreement provides for potentially significant revenues based on the achievement of event-based milestones in the future. In addition, the Company completed a public offering of its common stock in October 2013, resulting in $24.3 million in net proceeds, and an additional public offering in March 2014, resulting in $12.6 million in net proceeds. Lastly, the Company received $1.9 million in net proceeds from Aratana Therapeutics and Global Biopharma Inc., related to the purchase of common stock. The Company believes its current cash position is sufficient to fund its business plan through its fiscal year ending October 31, 2015.

The Company recognizes it will need to raise additional capital over and above the amount raised during both October 2013 and March 2014 in order to continue to execute its business plan. Subsequent to April 30, 2014, the Company may plan to continue to raise additional funds through the sales of equity securities. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to scale back its business plan, extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to represent a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended October 31, 2013 and notes thereto contained in the Company’s annual report on Form 10-K for the year ended October 31, 2013, as filed with the SEC on January 29, 2014.

Revenue Recognition

The Company is expected to derive the majority of its revenue in 2014 from patent licensing. In general, these revenue arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company. The intellectual property rights granted may be perpetual in nature, or upon the final milestones being met, or can be granted for a defined, relatively short period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for an additional minimum upfront payment. The Company recognizes licensing fees when there is persuasive evidence of a licensing arrangement, fees are fixed or determinable, delivery has occurred and collectability is reasonably assured.

An allowance for doubtful accounts is established based on the Company’s best estimate of the amount of probable credit losses in the Company’s existing license fee receivables, using historical experience. The Company reviews its allowance for doubtful accounts periodically. Past due accounts are reviewed individually for collectability.

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. To date, this is yet to occur.

If product development is successful, the Company will recognize revenue from royalties based on licensees’ sales of its products or products using its technologies. Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reasonably estimated and collectability is reasonably assured. If royalties cannot be reasonably estimated or collectability of a royalty amount is not reasonably assured, royalties are recognized as revenue when the cash is received.

The Company recognizes revenue from milestone payments received under collaboration agreements when earned, provided that the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, the Company has no further performance obligations relating to the event and collection is reasonably assured. If these criteria are not met, the Company recognizes milestone payments ratably over the remaining period of the Company’s performance obligations under the collaboration agreement. All such recognized revenues are included in collaborative licensing and development revenue in the Company’s consolidated statements of operations.

Estimates

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

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts (checking) that at times exceed federally insured limits. Approximately $27.0 million is subject to credit risk at April 30, 2014. However, these cash balances are maintained at creditworthy financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

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

	As of April 30,
	2014	2013
Warrants	4,541,454	890,799
Stock Options	491,923	480,899
Shares earned but not issued	206,989	9,897
Convertible Debt (using the if-converted method)	3,354	333,047
Total	5,243,720	1,714,642

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

The above stock-based compensation for employees, executives and directors is measured based on the fair value of the shares issued on the date of grant and is recognized over the requisite service period in both research and development expenses and general and administrative expenses on the statement of operations.

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

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	April 30, 2014 (Unaudited)	October 31, 2013
Laboratory Equipment	$333,727	$309,132
Accumulated Depreciation	(242,553)	(228,747)
Net Property and Equipment	$91,174	$80,385

Depreciation expense for the three and six months ended April 30, 2014 and 2013 was $6,903, $13,806, $4,592 and $9,184, respectively.

4. INTANGIBLE ASSETS

Under the University of Pennsylvania (“Penn”) license agreements, the Company is billed actual patent expenses as they are passed through from Penn and are billed directly from our patent attorney. The following is a summary of intangible assets as of the end of the following fiscal periods:

	April 30, 2014 (Unaudited)	October 31, 2013
License	$651,992	$651,992
Patents	2,882,203	2,696,543
Total intangibles	3,534,195	3,348,535
Accumulated Amortization	(904,600)	(819,984)
Intangible Assets	$2,629,595	$2,528,551

The expirations of the existing patents range from 2014 to 2028 but the expirations can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. No patent applications with future value were abandoned or expired and charged to expense in the three and six months ended April 30, 2014 or 2013. Amortization expense for licensed technology and capitalized patent costs are included in general and administrative expenses and aggregated $42,682, $84,616, $39,108, and $77,811, respectively, for the three and six months ended April 30, 2014 and 2013.

Estimated amortization expense for the next five years is as follows:

Year ended October 31,
2014 (Remaining)	82,500
2015	167,500
2016	167,500
2017	167,500
2018	167,500

5. ACCRUED EXPENSES:

The following table represents the major components of accrued expenses:

	April 30, 2014 (Unaudited)	October 31, 2013
Salaries and Other Compensation	$601,181	$508,979
Severance Pay	260,193	243,269
Clinical Trial Related - Toxicology	162,325	-
Consultants	2,000	2,000
Legal	315,136	15,000
Withholding Taxes Payable	11,213	-
Share Purchase	100,012	100,012
	$1,452,060	$869,260

6. SHORT-TERM CONVERTIBLE NOTES & FAIR VALUE OF EMBEDDED DERIVATIVE

As of April 30, 2014 and October 31, 2013, the Company had $62,882 in principal outstanding on its junior subordinated convertible promissory notes that are currently overdue and are recorded as current liabilities in its balance sheet at April 30, 2014 and October 31, 2013.

7. NOTES PAYABLE- FORMER OFFICER:

As of October 31, 2013, the Company owed $163,132 in principal and accrued interest to its former Chairman. During the three and six months ended April 30, 2014 and 2013, the Company recorded interest expense of approximately $3,200, $5,253, $9,500 and $17,642 in interest on these notes, respectively. On February 4, 2014, the Company paid Mr. Moore $168,280 in principal and accrued interest, in full satisfaction of these Notes.

8. DERIVATIVE INSTRUMENTS

Warrants

A summary of changes in warrants for the six months ended April 30, 2014 is as follows:

	Number of	Weighted-Average
	Warrants	Exercise Price
Outstanding Warrants at October 31, 2013:	4,265,262	$6.71
Issued	288,567	$5.49
Exercised	(250)	$5.00
Expired	(12,125)	$21.25
Outstanding Warrants at April 30, 2014:	4,541,454	$6.60

At April 30, 2014, the Company had approximately 3.9 million of its total 4.5 million outstanding warrants classified as equity (equity warrants).  At October 31, 2013, the Company had approximately 3.7 million of its total 4.3 million outstanding warrants classified as equity (equity warrants). At issuance, equity warrants are recorded at their relative fair values, using the Relative Fair Value Method, in the shareholders’ equity section of the balance sheet. The equity warrants can only be settled through the issuance of shares and are not subject to anti-dilution provisions. During the six months ended April 30, 2014, the Company issued 153,061 equity warrants to Aratana Therapeutics Inc. pursuant to a Licensing Agreement (See Footnote - 11: Shareholders’ Equity). These warrants expire in March 2024 and have an exercise price of $4.90. In addition, during the six months ended April 30, 2014, the Company issued 100,000 equity warrants to Global BioPharma Inc. pursuant to a Stock Purchase Agreement. These warrants expire in December 2018 and have an exercise price of $5.52.

At April 30, 2014, the Company had approximately 0.6 million of its total 4.5 million outstanding warrants classified as liability warrants (common stock warrant liability). At October 31, 2013, the Company had approximately 0.6 million of its total 4.3 million outstanding warrants classified as liability warrants (common stock warrant liability). During the six months ended April 30, 2014, the Company issued 35,506 liability warrants, at exercise prices ranging from $7.86 to $9.16, as a result of existing anti-dilution provisions. The fair value of the warrant liability, as of April 30, 2014, was approximately $0.2 million. The fair value of the warrant liability, as of October 31, 2013 was approximately $0.6 million. In fair valuing the warrant liability, at April 30, 2014 and October 31, 2013, the Company used the following inputs in its Black-Scholes Model (“BSM”):

	04/30/2014	10/31/2013

Exercise Price:	$2.76-21.25	$2.76-21.25

Stock Price	$2.72	$3.74

Expected term:	11-1193 days	61-1371 days

Volatility %	59%-114%	99%-186%

Risk Free Rate:	.02%-.87%	.035%-.94%

Warrant Liability/Embedded Derivative Liability

Warrant Liability

As of April 30, 2014, the Company had approximately 589,000 of its total approximately 4.5 million total warrants classified as liabilities (liability warrants). Of these 589,000 liability warrants, approximately 311,000 warrants are outstanding and approximately 278,000 warrants are exchange warrants – nonexercisable. The Company utilizes the BSM to calculate the fair value of these warrants at issuance and at each subsequent reporting date. For those warrants with exercise price reset features (anti-dilution provisions), the Company computes multiple valuations, each quarter, using an adjusted BSM, to account for the various possibilities that could occur due to changes in the inputs to the BSM as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). The Company effectively weights each calculation based on the likelihood of occurrence to determine the value of the warrants at the reporting date. At April 30, 2014, approximately 238,000 of the 589,000 liability warrants are subject to weighted-average anti-dilution provisions. A certain number of liability warrants contain a cash settlement provision in the event of a fundamental transaction (as defined in the common stock purchase warrant). Any changes in the fair value of the warrant liability (i.e. - the total fair value of all outstanding liability warrants at the balance sheet date) between reporting periods will be reported on the statement of operations.

As of October 31, 2013, the Company had approximately 565,000 of its total approximately 4.3 million total warrants classified as liabilities (liability warrants). Of these 565,000 liability warrants, approximately 287,000 warrants are outstanding and approximately 278,000 warrants are exchange warrants – nonexercisable. The Company utilizes the BSM to calculate the fair value of these warrants at issuance and at each subsequent reporting date. For those warrants with exercise price reset features (anti-dilution provisions), the Company computes multiple valuations, each quarter, using an adjusted BSM, to account for the various possibilities that could occur due to changes in the inputs to the BSM as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). The Company effectively weights each calculation based on the likelihood of occurrence to determine the value of the warrants at the reporting date. At October 31, 2013, approximately 203,000 of the 565,000 liability warrants are subject to anti-dilution provisions. A certain number of liability warrants contain a cash settlement provision in the event of a fundamental transaction (as defined in the common stock purchase warrant). Any changes in the fair value of the warrant liability (i.e. - the total fair value of all outstanding liability warrants at the balance sheet date) between reporting periods will be reported on the statement of operations.

At April 30, 2014 and October 31, 2013, the fair value of the warrant liability was $245,374 and $646,734, respectively. For the three months ended April 30, 2014 and 2013, the Company reported income of $273,849 and $79,838, respectively, due to changes in the fair value of the warrant liability. For the six months ended April 30, 2014 and 2013, the Company reported income of $405,797 and a loss of $3,943,761, respectively, due to changes in the fair value of the warrant liability.

Warrants with anti-dilution provisions

Some of the Company’s warrants (approximately 238,000) contain anti-dilution provisions originally set at $25.00 with a term of five years. As of April 30, 2014, these warrants had an exercise price of approximately $7.86. As of October 31, 2013, these warrants had an exercise price of approximately $9.24. If the Company issues any common stock, except for exempt issuances as defined in the warrant agreement for consideration less than the exercise price then the exercise price and the amount of warrant shares available would be adjusted to a new price and amount of shares per the “weighted average” formula included in the warrant agreement. For the three and six months ended April 30, 2014, this anti-dilution provision required the Company to issue approximately 34,000 and 35,700 additional warrant shares, respectively; and the exercise price to be lowered to $7.86. Any future financial offering or instrument issuance below the current exercise price of $7.86 will cause further anti-dilution and re-pricing provisions in approximately 238,000 of our total outstanding warrants.

For those warrants with exercise price reset features (anti-dilution provisions), the Company computes multiple valuations, each quarter, using an adjusted BSM, to account for the various possibilities that could occur due to changes in the inputs to the BSM as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). The Company utilized different exercise prices of $7.86 and $6.50, weighting the possibility of warrants being exercised at $7.86 between 40% and 50% and warrants being exercised at $6.50 between 60% and 50%.

As of April 30, 2014, there were outstanding warrants to purchase 4,541,454 shares of the Company’s Common Stock including exchange warrants - nonexercisable to purchase 278,329 shares of the Company’s Common Stock with exercise prices ranging from $2.76 to $21.25 per share.

9. STOCK OPTIONS:

A summary of changes in the stock option plan for six months ended April 30, 2014 is as follows:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at October 31, 2013:	467,923	$15.86
Granted	36,000	$4.02
Exercised	-	$-
Expired	(12,000)	$13.63
Outstanding at April 30, 2014	491,923	$14.91
Vested and Exercisable at April 30, 2014	396,737	$15.86

Total compensation cost related to the Company’s outstanding stock options, recognized in the statement of operations for the three months ended April 30, 2014, was $260,000 of which approximately $98,000 was included in research and development expenses and approximately $162,000 was included in general and administrative expenses. For the three months ended April 30, 2013, compensation cost related to the Company’s outstanding stock options was approximately $1.9 million, of which approximately $805,000 was included in research and development expenses and approximately $1.1 million was included in general and administrative expenses. For the six months ended April 30, 2014, compensation cost related to the Company’s outstanding stock options was approximately $517,000 of which approximately $188,000 was included in research and development expenses and approximately $329,000 was included in general and administrative expenses. For the six months ended April 30, 2013, compensation cost related to the Company’s outstanding stock options was approximately $2.3 million of which approximately $915,000 was included in research and development expenses and approximately $1.4 million was included in general and administrative expenses.

The fair value of the options granted for the six months ended April 30, 2014 and 2013 amounted to approximately $145,000 and $1,582,500, respectively.

As of April 30, 2014, there was approximately $1,044,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining average vesting period of 0.80 years.

The aggregate intrinsic value of these outstanding options, as of April 30, 2014, was $0.

10. COMMITMENTS AND CONTINGENCIES:

Resignation of Mark Rosenblum

On March 24, 2014, Mark J. Rosenblum, Senior Vice President, Chief Financial Officer and Secretary of the Company, resigned. In connection with Mr. Rosenblum’s resignation, the Company and Mr. Rosenblum entered into a separation agreement (the “Separation Agreement”). The Separation Agreement provides for severance benefits of, among other things, one year’s salary of $275,000 payable in equal bi-weekly payments over a period of twelve (12) months as well as accelerated vesting of Mr. Rosenblum’s stock and option awards which resulted in the Company recording approximately $209,000 in stock compensation expense on the statement of operations representing 66,667 shares of our common stock (38,700 shares on a net basis after employee payroll taxes).

Appointment of New Chief Financial Officer

On March 24, 2014, the Company’s board of directors appointed Sara M. Bonstein to serve as the Company’s Chief Financial Officer. The Company and Ms. Bonstein entered into an employment agreement (the “Bonstein Employment Agreement”) that provides for Ms. Bonstein’s appointment as Chief Financial Officer, which took effect as of such date. The Bonstein Employment Agreement provides for an initial term of one year, after which it will be automatically renewed for one year periods unless otherwise terminated by either party upon ninety (90) days written notice prior to the expiration of the applicable term. Ms. Bonstein is entitled to a base salary of $225,000 per year (plus annual cost-of-living adjustments), which salary will be reviewed on an annual basis by the Company’s Chief Executive Officer and Compensation Committee.

Ms. Bonstein voluntarily agreed to utilize a percentage of her base salary for stock compensation. Ms. Bonstein will receive ninety-two and one-half percent (92.5%) of her base salary in the form of cash and seven and one-half percent (7.5%) of her base salary in the form of common stock of the Company. The Bonstein Employment Agreement contains provisions with respect to bonus and equity participation which are consistent with the terms of the Company’s employment agreements with its other executive officers, as well as other customary covenants regarding non-solicitation, non-compete, confidentiality and works for hire. See “Employment Agreements” immediately below for a discussion of an amendment to the Bonstein Employment Agreement.

Employment Agreements

On June 5, 2014, the Company and each of Daniel J. O’Connor, Chief Executive Officer and President, Gregory T. Mayes, Executive Vice President, Chief Operating Officer and Secretary, Robert G. Petit, Executive Vice President and Chief Scientific Officer, Sara M. Bonstein, Senior Vice President, Chief Financial Officer and Chris L. French, Vice President, Regulatory & Medical Affairs (each an “Executive”), voluntarily entered into an amendment (each, an “Amendment” and collectively, the “Amendments”) to their respective Employment Agreements (each, an “Employement Agreement”). The Amendments provide that the applicable stock component will now occur on the last business day of each calendar month and will be effected through a direct purchase from the Company at a purchase price equal to the consolidated closing bid price of the Common Stock on the purchase date. The Executives acknowledged and agreed that the Company has not filed a Registration Statement on Form S-8 (or any other registration form) that covers the shares of Common Stock issuable pursuant to the Amendments. Previously, the stock compensation was acquired by the Executives on the last business day of each fiscal quarter of the Company in accordance with the terms and provisions of the Company’s 2011 Omnibus Incentive Plan.

Under the terms of each Amendment, all of the Executives voluntarily agreed to utilize a percentage of their base salary for stock compensation. The allocation between the cash and equity components of each Executive’s base salary is as follows:

	% of base salary	% of base salary
Executive	in cash	in stock
Daniel J. O’Connor	75.0	25.0
Gregory T. Mayes	92.5	7.5
Sara M. Bonstein	92.5	7.5
Robert G. Petit	91.5	8.5
Chris L. French	95.0	5.0

For the three months ended April 30, 2014, the Company recorded stock compensation expense of $33,251 on the statement of operations representing 12,225 shares of its common stock (8,615 shares on a net basis after employee payroll taxes). For the six months ended April 30, 2014, the Company recorded stock compensation expense of $51,251 on the statement of operations representing 16,242 shares of its common stock (11,749 shares on a net basis after employee payroll taxes).

In addition, pursuant to his Amendment, Daniel J, O’Connor also agreed to forego the scheduled increases in his base salary that were contained in his Employment Agreement. Therefore, Mr. O’Connor will not receive an annual salary increase (excluding standard cost of living adjustment) or a salary increase for closing a licensing or other strategic transaction. Mr. O’Connor’s salary will remain at $325,000.

Stock Awards

In December 2013, the Company granted stock awards and restricted stock units (“RSUs”) to employees, executive officers and directors under the 2011 Omnibus Incentive Plan.

●	Management Team Bonuses: Executive officers received a portion of their year-end performance bonus (with a total fair value of approximately $129,000) in the aggregate amount of 31,846 shares of the Company’s Common Stock (21,389 on a net basis after employee payroll taxes).

●	Equity grant to executive officers: The Company granted 425,000 shares of its Common Stock to its executive officers. Of these shares, 20% (85,000 shares) vested immediately, with a total fair value of $342,550, and were issued and recorded as a charge to income during the six months ended April 30, 2014. The remaining 80% of the grant (340,000 shares) represent RSUs and are to vest in equal installments over twelve quarters such that 100% of the RSUs have vested by the third anniversary of the grant date. The first quarterly vesting, totaling an aggregate of 28,333 shares of our common stock are subject to availability of shares under the 2011 Omnibus Incentive Plan and are subject to forfeiture under certain conditions. Currently, these shares are not available under the 2011 Omnibus Plan and accordingly, have not been issued.

●	Equity grant to non-executive employees: The Company granted approximately $101,250 of the aggregate base salary compensation, to be issued in the form of Common Stock to its non-executive employees. Of this grant, 20% (an aggregate value of $20,250) vested immediately and 5,025 shares of common stock were issued to non-executive employees. The remaining 80% of the grant (shares with an aggregate value of $81,000) represent RSUs and are to vest in equal installments over twelve quarters such that 100% of the RSUs have vested by the third anniversary of the grant date. The first quarterly vesting, totaled a fair value of $6,750 and was recorded as a charge to income, representing 1,675 shares of our common stock (1,328 shares on a net basis after employee payroll taxes). The second quarterly vesting, totaled a fair value of $6,750, representing 1,675 shares of our common stock (1,328 shares on a net basis after employee payroll taxes). All of these non-executive equity grants are currently available under the 2011 Omnibus Incentive Plan. As of April 30, 2014, all vested shares have been issued.

The Company recognizes the fair value of those vested shares, in the statement of operations in the period earned.

Director Compensation

During December 2013, the Board of Directors deemed it advisable and in the best interests of the Company to issue shares of RSUs as compensation for all 2013 Board of Director committee meetings and to cancel any options designated for issuance related to those 2013 committee  and board meetings and to further issue shares of RSUs for all fiscal years 2013 through 2016 Board of Director committee meetings in the aggregate amount of 50,000 shares of RSUs to each non-employee director (excluding Mr. Moore). The RSU grant will vest quarterly over three years such that 100 % of the RSU will be vested on the third anniversary date (December 2016).

During December 2013, the Board of Directors deemed it advisable and in the best interests of the Company to amend a certain provision of the consulting agreement with Mr. Moore, which took effect August 19, 2013 and issue 37,500 restricted stock units (RSU’s). The RSU grant will vest quarterly over three years such that 100 % of the RSU will be vested on the third anniversary date (December 2016). As Mr. Moore is not nominated for re-election, only 10,976 RSUs will be vested through his current term on the Board.

Currently, these director compensation shares are not available under the 2011 Omnibus Incentive Plan and accordingly, the Company did not record a charge to income.

Legal Proceedings - Iliad Research and Trading

On March 24, 2014, Iliad Research and Trading, L.P. (“Iliad”) filed a complaint (the “Complaint”) against us in the Third Judicial District Court of Salt Lake County, Utah. Iliad alleges that we granted a participation right to Tonaquint, Inc. (“Tonaquint”) in a securities purchase agreement between Tonaquint and us, dated as of December 13, 2012 (the “Purchase Agreement”), pursuant to which Tonaquint was entitled to participate in any transaction that we structured in accordance with Section 3(a)(9) or Section 3(a)(10) of the Securities Act of 1933, as amended. Iliad further alleges that the settlement that we entered into with Ironridge Global IV, Ltd. (“Ironridge”), pursuant to which we issued certain shares of our common stock to Ironridge in reliance on the Section 3(a)(10) exemption, occurred without adequate notice for Tonaquint to exercise its participation right. In addition, Iliad alleges that it acquired all of Tonaquint’s rights under the Purchase Agreement in April 2013. On May 9, 2014, we filed papers in support of our motion to dismiss the Complaint in its entirety. On June 2, 2014, Iliad filed an amended complaint (the “Amended Complaint”) which purports to assert claims against us for breach of contract and breach of the implied covenant of good faith and fair dealing as well as claims under the federal and Utah securities laws and for common law fraud. In the Amended Complaint, Iliad alleges damages of greater than $300,000 plus interest, attorneys’ fees and costs. In connection with its claim under the Utah Securities Act , Iliad has asked for punitive damages equal to three times its actual damages. Our papers in response to the Amended Complaint are due by July 14, 2014. We intend to continue to defend ourselves vigorously.

The Company is from time to time involved in legal proceedings in the ordinary course of our business. The Company does not believe that any of these existing claims and proceedings against us is likely to have, individually or in the aggregate, a material adverse effect on the financial condition or results of operations. There were no other material changes to legal proceedings referenced in the Company’s Form 10-Q for the quarter ended January 31, 2014, as filed with the SEC on March 17, 2014.

University of Pennsylvania

On May 10, 2010, the Company entered into a second amendment to the Penn license agreement pursuant to which it acquired exclusive licenses related to its proprietary Listeria vaccine technology.   As part of this amendment the Company exercised its option for the rights to additional patent dockets and agreed to pay historical patent costs incurred by Penn. During the three months ended April 30, 2014, the Company paid Penn approximately $292,000 under all licensing agreements. During the six months ended April 30, 2014, the Company paid Penn approximately $598,000 under all licensing agreements.   As of April 30, 2014, the Company had no outstanding balance with Penn under all licensing agreements.   As of April 30, 2014, Penn owned 28,468 shares of the Company’s Common Stock.

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

As of April 30, 2014, there was approximately $12,700 remaining and due under the separation agreement and general release. As of May 28, 2014, there was no outstanding balance due under the separation agreement and general release.

Consulting Agreement; Debt Conversion/Repayment

On August 19, 2013, the Company entered into a consulting agreement with Mr. Thomas A. Moore, a Director of the Company and our former Chief Executive Officer, pursuant to which Mr. Moore will continue to assist the Company in exchange for (i) receiving an aggregate of approximately $350,000, paid in installments over the course of the one year consulting period, (ii) reimbursement by the Company for any costs associated with or incurred by Mr. Moore for participation in a group health plan and (iii) a grant of 37,500 RSUs that will vest quarterly over three years. As Mr. Moore is not nominated for re-election, only 10,976 RSUs will be vested through his current term on the Board. The one-year consulting agreement automatically terminates on August 18, 2014.

On September 26, 2013, the Company entered into a debt conversion and repayment agreement with Mr. Moore with respect to the repayment and partial conversion of amounts owed to Mr. Moore under outstanding promissory notes issued pursuant to that certain Note Purchase Agreement dated September 22, 2008, as amended from time to time. The Company refers to these outstanding notes as the Moore Notes. As provided in the agreement, following the closing of the October 22, 2013 public offering: (a) the Company paid Mr. Moore $100,000 in cash as partial repayment of the Moore Notes, (b) the Company converted one-half of the remaining balance (approximately $162,132)  using the same terms as securities being offered and sold in the October 22, 2013 offering and issued Mr. Moore 40,783 shares of our Common Stock and a five-year warrant to purchase 20,392 shares of our Common Stock at an exercise price of $5.00 per share on October 31, 2013 and (c) within three months of the closing of the offering, the Company will pay Mr. Moore in cash the then remaining outstanding balance under the Moore Notes (approximately $163,132). The Company paid Mr. Moore $168,280, inclusive of additional interest expense incurred, on February 4, 2014, fully satisfying its obligations under the Moore Notes, which no longer remain outstanding.

Numoda Corporation

On June 19, 2009 the Company entered into a Master Agreement and on July 8, 2009, it entered into a Project Agreement with Numoda Corporation (“Numoda”), to oversee Phase 2 clinical activity with ADXS-HPV for the treatment of invasive cervical cancer and CIN.

The Company is currently in discussions with Numoda relating to amounts outstanding under these agreements. Numoda has taken the position that it is owed approximately $540,000 while the Company believes that the amount due to Numoda should be substantially less then that amount because of Numoda’s failure to deliver all outstanding deliverables and payments the Company made to others related to these services.

Sale of Net Operating Losses (NOLs)

The Company may be eligible, from time to time, to receive cash from the sale of its Net Operating Losses under the State of New Jersey NOL Transfer Program.  In January 2014, the Company received a net cash amount of $625,563 from the sale of its state NOLs and research and development tax credits for the periods ended October 31, 2010 and 2011.

11. SHAREHOLDERS’ EQUITY

Public Offering

On March 31, 2014, the Company closed its public offering of 4,692,000 shares of common stock, including 612,000 shares that were offered and sold by the Company pursuant to the full exercise of the underwriters’ over-allotment option, at a price to the public of $3.00 per share. Total gross proceeds from the offering were $14,076,000, before deducting underwriting discounts and commissions and other offering expenses paid by the Company of approximately $1,400,000.

Equity Enhancement Program

On September 27, 2013, the Company notified Hanover Holdings LLC that it irrevocably commits to suspend any draw-downs under the Common Stock Purchase Agreement without the prior written consent of Aegis Capital Corp. for a six month period from the closing.   During the six months ended April 30, 2014, the Company and Hanover agreed to terminate the Common Stock Purchase Agreement in exchange for the issuance of 7,080 shares of the Company’s Common Stock.

Licensing Agreement – Global BioPharma Inc.

On December 9, 2013, the Company entered into an exclusive licensing agreement for the development and commercialization of ADXS-HPV with Global BioPharma, Inc. (“GBP”), a Taiwanese based biotech company funded by a group of investors led by Taiwan Biotech Co., Ltd (TBC).

GBP plans to conduct registration trials with ADXS-HPV for the treatment of advanced cervical cancer and will explore the use of Advaxis’ lead product candidate in several other indications including lung, head and neck, and anal cancer.

GBP will pay Advaxis event-based financial milestones, an annual development fee, and annual net sales royalty payments in the high single to double digits. In addition, as an upfront payment, GBP made an investment in Advaxis of $400,000 by purchasing from the Company 108,724 shares of its Common Stock at a price of $3.68 per share, GBP also received 100,000 warrants at an exercise price of $5.52 which expire in December 2018.

GBP will be responsible for all clinical development and commercialization costs in the GBP territory. In collaboration with Advaxis, GBP will also identify and pay the clinical trial costs for up to 150 patients with cervical cancer for enrollment in Advaxis’ U.S. and GBP’s Asia registrational programs for cervical cancer. GBP is committed to establishing manufacturing capabilities for its own territory and to serving as a secondary manufacturing source for Advaxis in the future. Under the terms of the agreement, Advaxis will exclusively license the rights of ADXS-HPV to GBP for Asia, Africa, and former USSR territory, exclusive of India and certain other countries, for all HPV-associated indications. Advaxis retains exclusive rights to ADXS-HPV for the rest of the world.

Licensing Agreement – Aratana Therapeutics

On March 19, 2014, the Company and Aratana Therapeutics Inc. (“Aratana”) entered into a definitive Exclusive License Agreement (the “Agreement”). Pursuant to the Agreement, Advaxis granted Aratana an exclusive, worldwide, royalty-bearing, license, with the right to sublicense, certain Advaxis proprietary technology that enables Aratana to develop and commercialize animal health products that will be targeted for treatment of osteosarcoma and other cancer indications in animals. Under the terms of the Agreement, Aratana paid an upfront payment to the Company, of $1 million. As this license has stand-alone value to Aratana (who has the ability to sublicense) and was delivered to Aratana, upon execution of the Agreement, the Company recorded the $1 million payment as licensing revenue in the three months ended April 30, 2014. Aratana will also pay the Company up to an additional $36.5 million based on the achievement of certain milestones with respect to the advancement of products pursuant to the terms of the Agreement. In addition, Aratana may pay the Company an additional $15 million in cumulative sales milestones pursuant to the terms of the Agreement.

Advaxis (i) issued and sold 306,122 shares of Advaxis’ common stock to Aratana at a price of $4.90 per share, which was equal to the closing price of the common stock on the NASDAQ Capital Market on March 19, 2014, and (ii) issued a ten-year warrant to Aratana giving Aratana the right to purchase up to 153,061 additional shares of Advaxis’ common stock at an exercise price of $4.90 per share. In connection with the sale of the common stock and warrants, Advaxis received aggregate net proceeds of $1,500,000.

Based on the above licensing agreement, the Company expects to derive the majority of revenue from patent licensing if clinical development is successful. In general, these revenue arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company. The intellectual property rights granted may be perpetual in nature, or upon the final milestones being met, or can be granted for a defined, relatively short period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for an additional minimum upfront payment. The Company recognizes licensing fees when there is persuasive evidence of a licensing arrangement, fees are fixed or determinable, delivery has occurred and collectability is reasonably assured.

An allowance for doubtful accounts is established based on the Company’s best estimate of the amount of probable credit losses in the Company’s existing license fee receivables, using historical experience. The Company reviews its allowance for doubtful accounts periodically. Past due accounts are reviewed individually for collectability.

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. To date, this is yet to occur.

The Company recognizes revenue from royalties based on licensees’ sales of its products or products using its technologies. Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reasonably estimated and collectability is reasonably assured. If royalties cannot be reasonably estimated or collectability of a royalty amount is not reasonably assured, royalties are recognized as revenue when the cash is received.

The Company recognizes revenue from milestone payments received under collaboration agreements when earned, provided that the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, the Company has no further performance obligations relating to the event and collection is reasonably assured. If these criteria are not met, the Company recognizes milestone payments ratably over the remaining period of the Company’s performance obligations under the collaboration agreement. All such recognized revenues are included in collaborative licensing and development revenue in the Company’s consolidated statements of operations.

12. FAIR VALUE

The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact. The guidance describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

● Level 1 — Quoted prices in active markets for identical assets or liabilities

● Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities

● Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

The following table provides the liabilities carried at fair value measured on a recurring basis as of April 30, 2014:

April 30, 2014	Level 1		Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $2.76 - $21.25 from June 2014 through March 2024	$-	$		$245,374	$245,374

October 31, 2013	Level 1		Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $2.76 - $21.25 from October 2012 through August 2017	$-	$		$646,734	$646,734

Common stock warrant liability:

April 30, 2014 (Unaudited)
Beginning balance: October 31, 2013	$646,734
Issuance of additional warrants due to anti-dilution provisions	4,437
Change in fair value	(405,797)
Balance at April 30, 2014	$245,374

13. SUBSEQUENT EVENTS

Issuance of shares to Consultant

On May 13, 2014, the Company issued 100,000 shares of its common stock to a consultant pursuant to the underlying agreement for consulting services. On May 15, 2014, the Company issued an additional 25,000 shares of its common stock pursuant to this consulting agreement. As of May 15, 2014, there were no outstanding obligations pursuant to this consulting agreement.

Yenson Co. Ltd

On May 15, 2014, the Company issued 45,323 shares of its common stock pursuant to a Securities Purchase Agreement with Yenson Co. Ltd dated August 28, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward Looking Statements

The Company has included in this Quarterly Report certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company’s business, operations and financial condition. “Forward-looking statements” consist of all non-historical information, and the analysis of historical information, including the references in this Quarterly Report to future revenues, collaborative agreements, future expense growth, future credit exposure, earnings before interest, taxes, depreciation and amortization, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements, and the Company’s plans for future periods. In addition, the words “could”, “expects”, “anticipates”, “objective”, “plan”, “may affect”, “may depend”, “believes”, “estimates”, “projects” and similar words and phrases are also intended to identify such forward-looking statements. Such factors include the risk factors included in other filings by the Company with the SEC and other factors discussed in connection with any forward-looking statements.

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

We are a clinical stage biotechnology company focused on the discovery, development and commercialization of proprietary Lm - LLO cancer immunotherapies. These immunotherapies are based on a platform technology that utilizes live attenuated Listeria monocytogenes (“Lm”), bioengineered to secrete antigen/adjuvant fusion proteins. These Lm -LLO strains are believed to be a significant advancement in immunotherapy as they integrate multiple functions into a single immunotherapy as they access and direct antigen presenting cells to stimulate anti-tumor T-cell immunity, stimulate and activate the immune system with the equivalent of multiple adjuvants, and simultaneously reduce tumor protection in the tumor microenvironment to enable the T-cells to eliminate tumors. Other immunotherapies may employ individual elements of the Company’s comprehensive approach, but, to its knowledge, none combine all of these elements together in a single, easily administered, well-tolerated yet comprehensive immunotherapy.

Since inception in 2002, we have focused our development efforts on understanding our platform technology and establishing a drug development pipeline that incorporates this technology into therapeutic cancer immunotherapies, currently those targeting HPV-associated cancer (cervical cancer, head and neck cancer and anal cancer), prostate cancer, and HER2 overexpressing cancers. Although no immunotherapies have been commercialized to date, research and development and investment continues to be placed behind the advancement of this technology. Pipeline development and the further exploration of the technology for advancement entails risk and expense. We anticipate that our ongoing operational costs will increase significantly as we continue conducting our clinical development program.

Events that occurred after the quarter

FDA Grants End-of-Phase 2 Type B Meeting to Review Clinical Data and Discuss the Potential Next Phase of the AXDS-HPV Development Program

On June 9, 2014, the Company was granted an End of Phase 2 meeting with the U.S. Food and Drug Administration (“FDA”).   The purpose of an end-of-phase 2 meeting with the FDA is to review clinical findings, to date, in order to assess ADXS-HPV’s safety and any additional information needed before moving forward with the next phase of clinical study.  The meeting will establish a dialogue with the FDA on ADXS-HPV during which we can obtain agency recommendations and feedback on the next steps we need to take in investigating this important immunotherapy product candidate.   We plan to prepare and provide the FDA with a comprehensive package detailing our investigational invasive cervical cancer therapy, our phase 1 and 2 clinical findings, and our plan for a transition into a pivotal phase 3 program.

Data presented at the American College of Veterinary Internal Medicine Forum – ADXS-cHER2

On June 6, 2014, the Company announced that principal investigator, Nicola Mason, B.Vet. Med, PhD, DACVIM, of the University of Pennsylvania School of Veterinary Medicine, presented updated data from the ongoing ADXS-cHER2 study in canine osteosarcoma at the 2014 American College of Veterinary Internal Medicine (ACVIM) Forum in Nashville, TN. ADXS-cHER2 is an immunotherapy that targets the HER2 receptor, which is overexpressed in certain solid-tumor cancers, including canine and human bone cancer and breast cancer.

The preliminary findings of the Phase 1 clinical trial in dogs with osteosarcoma suggest that ADXS-cHER2 is safe and well tolerated at doses up to 3 x 109 CFU with no evidence of cardiac, hematological, or other systemic toxicities. The study determined that ADXS-cHER2 is able to delay or prevent metastatic disease and significantly prolong overall survival in dogs with osteosarcoma that had minimal residual disease following standard of care (amputation and follow-up chemotherapy). At the time of Dr. Mason’s presentation, 80% of the dogs treated (n=15) were still alive and median survival had not yet been reached; median survival in control dogs (n=13) was 316 days. Immunological analyses are also being conducted in this study to further evaluate the immune response to ADXS-cHER2. Dr. Mason is also conducting a second study evaluating combination therapy with ADXS-cHER2 immunotherapy and radiation for dogs with primary osteosarcoma that cannot undergo amputation.

Data Published by Researchers at the National Cancer Institute Further Identifies Lm-LLO Immunotherapy Eradicates Tumors

On June 4, 2014, the Company announced the publication of preclinical research with its lead candidate, ADXS-HPV for the treatment of HPV-associated cancers in the journal, Cancer Immunology Research. In this publication, researchers at the National Cancer Institute (NCI) reported on the biologic mechanisms behind the unique ability of ADXS-HPV to decrease the immunosuppressive activity of Tregs in the tumor microenvironment that result in increased anti-tumor activity. This research demonstrates the critical role of the tLLO peptide fusion and the strong adjuvant effect of tLLO as contributing to the increase in activated T-cells and the relative decrease in the number of Tregs in tumors, thereby increasing anti-tumor activity.

The research was conducted by Dr. Zhisong Chen, Dr. Samir Khleif and their research team at the Vaccine Branch, center for Cancer Research, NCI, NIH. The research was supported by the Intramural Research Program of the Center for Cancer Research, NCI, NIH and funded in part by Advaxis through a collaborative research and development agreement. The publication, entitled, “Episomal expression of a truncated listeriolysin O (LLO) in LmddA-LLO-E7 vaccine enhances anti-tumor efficacy by preferentially inducing CD4+FoxP3- T cell and CD8+ T cell expansion,” by Drs. Chen, Ozbun, Chong, Wallecha, Berzofsky, and Khleif, reported the complete regression of tumors in about 40% of mice after two vaccinations with ADXS-HPV. Furthermore, with the exception of one, these mice survived at least six months without relapse.

Final Data Results for ADXS-HPV – Long-Term Survival in Patients with Cervical Cancer

On May 31, 2014, the Company announced final results from the Phase 2 clinical study of its lead immunotherapy product candidate, ADXS-HPV, in women with recurrent cervical cancer at the 2014 American Society of Clinical Oncology Annual Meeting in Chicago, Illinois. The results showed that ADXS-HPV was well-tolerated and that 22% (24/109) of the patients were long-term survivors (LTS) >18 months. 18% (16/91) of patients were alive for more than 24 months. Of the 109 patients treated in the study, LTS included not only patients with tumor shrinkage but also included patients who experienced increased tumor burden as their best tumor response overall. 17% (19/109) of the patients in the trial had recurrence of disease after at least two prior treatments for their cervical cancer; these patients comprised 8% (2/24) of LTS. Among the LTS, 25% (3/11) of patients had an ECOG performance status of 2, a patient population that is often excluded from clinical trials because of their poor survival.

Master Services Agreement with inVentiv Health Clinical

On May 29, 2014, the Company and inVentiv Health Clinical (“inVentiv”), a leading global clinical research organization (“CRO”), announced that they have entered into a master services agreement for the clinical development of certain immunotherapy product candidates in Advaxis’s proprietary pipeline. The agreement is global and will focus initially on Advaxis’s lead immunotherapy for cervical cancer, ADXS-HPV.

Under the terms of the agreement inVentiv can provide Advaxis with full CRO services to execute clinical studies for the current Advaxis cancer immunotherapy product candidates including ADXS-HPV for cervical cancer, and other HPV- associated cancer; ADXS-cHER2 for pediatric osteosarcoma and other HER2 over-expressing cancer and ADXS-PSA for prostate cancer. In addition, pending regulatory approval, Advaxis can leverage inVentiv’s significant commercialization capabilities in select countries, should it seek to do so.

inVentiv will work with Advaxis to develop clinical study protocols and will serve as the CRO on the planned registrational trials that will evaluate the safety and efficacy of ADXS-HPV in women with recurrent cervical cancer. In addition, inVentiv will provide feasibility and study start-up activities for the planned clinical development of ADXS-cHER2 in pediatric osteosarcoma.

Orphan Drug Designation – ADXS-cHER2 for the treatment of Osteosarcoma

On May 27, 2014, the Company announced that it has been granted Orphan Drug Designation (ODD) from the FDA Office of Orphan Products Development (OOPD) for ADXS-cHER2 for the treatment of osteosarcoma.

Based on strong pre-clinical and canine osteosarcoma clinical data, Advaxis is planning to initiate a clinical development program with ADXS-cHER2 in pediatric patients with osteosarcoma. Pediatric osteosarcoma affects about 400 children and teens in the U.S. every year, representing a small but significant unmet medical need that has seen little therapeutic advancement in decades. Both veterinary and human osteosarcoma specialists consider canine osteosarcoma to be the most analogous disease to human osteosarcoma.

Clinical Development Program for Pediatric Osteosarcoma

On May 5, 2014, the Company announced that it intends to initiate a clinical development program with its product candidate, ADXS-cHER2, for the treatment of pediatric osteosarcoma. ADXS-cHER2 is an immunotherapy that targets the HER2 oncogene, which is overexpressed in certain solid-tumor cancers, including osteosarcoma in human and canine, and breast cancer. In a veterinarian clinical study, pet dogs with naturally occurring osteosarcoma treated with ADXS-cHER2 after the standard of care showed a statistically significant prolonged overall survival benefit compared with dogs that received standard of care without ADXS-cHER2. Both veterinary and human osteosarcoma specialists consider canine osteosarcoma to be an appropriate model for human osteosarcoma.

The Company has entered into a Master Service Agreement with Southern Research Institute, initiating the necessary toxicology work in support of our IND. Subsequent to the initial clinical development program in pediatric osteosarcoma, the Company plans to initiate other protocols in HER2 overexpressing cancers.

Orphan Drug Designation – ADXS-HPV for invasive cervical cancer

On May 1, 2014, the Company announced that it has been granted Orphan Drug Designation from the FDA OOPD for ADXS-HPV, its lead immunotherapy drug candidate, for the treatment of Stage II-IV invasive cervical cancer.

Orphan Drug Designation is granted to drug therapies intended to treat diseases or conditions that affect fewer than 200,000 people in the United States. Orphan Drug Designation entitles the sponsor to clinical protocol assistance with the FDA, as well as annual grant funding, tax credits, waiver of PDUFA filing fees, and potentially a seven year market exclusivity period.

ADXS-HPV Head and Neck study at Mount Sinai

Icahn School of Medicine at Mount Sinai is currently conducting an investigator IND trial to evaluate the safety, effectiveness, and immunogenicity of ADXS-HPV in patients with head and neck cancer. While the trial is currently opened to enrollment, the enrollment is occurring at a slower pace than expected. Therefore, we will most likely not have data from this trial this year.

Events that occurred during the three months ended April 30, 2014

Aratana Therapeutics Inc.

On March 19, 2014, the Company and Aratana Therapeutics Inc. (“Aratana”) entered into a definitive Exclusive License Agreement (the “Agreement”). Pursuant to the Agreement, the Company granted Aratana an exclusive, worldwide, royalty-bearing, license, with the right to sublicense, certain Advaxis proprietary technology that enables Aratana to develop and commercialize animal health products that will be targeted for treatment of osteosarcoma and other cancer indications in animals. Under the terms of the agreement, Aratana paid an upfront payment to it, of $1 million. As this license has stand-alone value to Aratana (who has the ability to sublicense) and was delivered to Aratana, upon execution of the agreement, the Company recorded the $1 million payment as licensing revenue in the three months ended April 30, 2014. Aratana will also pay the Company up to an additional $36.5 million based on the achievement of certain milestones with respect to the advancement of products pursuant to the terms of the agreement. In addition, Aratana may pay the Company an additional $15 million in cumulative sales milestones pursuant to the terms of the agreement.

In addition to the constructs licensed by Aratana upon signing of the Agreement, Aratana also has a right of first refusal to license additional Advaxis constructs in the future if the Company develops (on our own or upon request of Aratana) new constructs which are reasonably believed to be suitable for treating osteosarcoma and certain other veterinary cancer indications (“Additional Constructs”). If Aratana and the Company agreed upon the terms pursuant to which such Additional Constructs shall be added as constructs under the Agreement, such Additional Constructs will be added by virtue of an amendment to the Agreement.

Aratana has granted the Company an exclusive, worldwide, royalty-free, fully-paid, irrevocable and perpetual license, with the right to sublicense, under Aratana’s existing technology, and any related sole Aratana development or Aratana’s rights in any joint inventions which may be developed by the parties during the course of the Agreement, solely for us to develop and commercialize Advaxis products for any and all uses outside of the Aratana field, including, without limitation, all human health applications. The Aratana technology to be licensed to the Company will include any patents or patent applications controlled by Aratana during the term of the Agreement that claim or cover the manufacture, use, sale, offer for sale or import of any Products as well as related know-how, data, technical information, results and other information controlled by Aratana during the term of the Agreement that is necessary or useful in the development, manufacture or commercialization of any compound, construct or product.

In conjunction with the agreement, the Company (i) issued and sold 306,122 shares of its common stock to Aratana at a price of $4.90 per share, which was equal to the closing price of the common stock on the NASDAQ Capital Market on March 19, 2014, and (ii) issued a ten-year warrant to Aratana giving Aratana the right to purchase up to 153,061 additional shares of its common stock at an exercise price of $4.90 per share. In connection with the sale of the common stock and warrants, the Company received aggregate net proceeds of $1,500,000.

Patent for ADXS-HPV issued in Japan

On March 18, 2014, the Company announced the issuance of a significant patent from the Japan Patent Office, entitled, “Compositions and Methods for Enhancing Immunogenicity of Antigens”. The claims of the patent (patent number 5479918) cover the use of ADXS-HPV for the treatment of late-stage cervical cancer with a term that extends to 2028.

University of California, San Francisco (UCSF) Agreement

On March 17, 2014, the Company announced that it had signed an agreement with the University of California, San Francisco (“UCSF”), under which Lawrence Fong, M.D., Professor in the Department of Medicine and principal investigator of the studies at UCSF, will evaluate several new immunotherapy constructs, in addition to ADXS-PSA, each built on the Advaxis proprietary technology. The agreement provides for the evaluation of the combination of the unique Advaxis immunotherapy platform, which generates both tumor fighting T cells and reduces tumor protection inside the tumor microenvironment, with targets that have already been shown to be important in effective immunotherapies for prostate cancer.

SynCo Bio Partners B.V. (“SynCo”)

On February 11, 2014, the Company entered into an agreement with SynCo Bio Partners B.V. (“SynCo”), one of the leading GMP contract manufacturers of biopharmaceuticals, for SynCo to manufacture ADXS-HPV. Under the agreement, SynCo will assist Advaxis in developing scale-up and commercial manufacturing processes for ADXS-HPV bulk drug substance and drug product.

GRU Cancer Center

On February 5, 2014, the Company announced it has expanded its relationship by entering into a master clinical trial agreement with GRU Cancer Center to conduct multiple Phase 1/2 clinical trials. The trials will be conducted under the supervision of Dr. Samir Khleif, Director, Georgia Reagents University Cancer Center.

Other Significant Events

Biocon Limited

On January 20, 2014, the Company and Biocon Limited, a company incorporated under the laws of India (“Biocon”) entered into a Distribution and Supply Agreement (“Biocon Agreement”).

Pursuant to the Biocon Agreement, the Company granted Biocon an exclusive license (with a right to sublicense) to (i) use its data from clinical development activities, regulatory filings, technical, manufacturing and other information and know-how to enable Biocon to submit regulatory filings for ADXS-HPV in the following territories: India, Malaysia, Kenya, Bangladesh, Bhutan, Maldives, Myanmar, Nepal, Pakistan, Sri Lanka, Bahrain, Jordan, Kuwait, Oman, Saudi Arabia, Qatar, United Arab Emirates, Algeria, Armenia, Egypt, Eritrea, Iran, Iraq, Lebanon, Libya, Sudan, Syria, Tunisia and Yemen (collectively, the “Territory”) and (ii) import, promote, market, distribute and sell pharmaceutical products containing ADXS-HPV. ADXS-HPV is based on a novel platform technology using live, attenuated bacteria that are bio-engineered to secrete an antigen/adjuvant fusion protein(s) designed to redirect the powerful immune response all human beings have to the bacterium against their cancer.

Under the Biocon Agreement, Biocon has agreed to use commercially reasonable efforts to obtain regulatory approvals for ADXS-HPV in India.  In the event additional Phase 2 or Phase 3 clinical trials are required, Advaxis shall conduct such trials at its cost, provided that if Advaxis is unable to commence such clinical trials, Biocon may conduct such clinical trials, subject to reimbursement of costs by Advaxis.  Biocon has agreed to commence commercial distribution of ADXS-HPV no later than 9 months following receipt of regulatory approvals in a country in the Territory.  Biocon will be responsible for the costs of obtaining and maintaining regulatory approvals in the Territory.

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

Biocon will also have a right of first refusal relating to the licensing of any new products in the Territory that Advaxis may develop during the term of the Biocon Agreement.

The term of the Biocon Agreement will be the later of twenty years or the last to expire patent or patent application. In addition, the Biocon Agreement may be terminated by either party upon thirty days’ written notice (i) in the event of a material breach by the other party of its obligations under the Biocon Agreement, (ii) if the other party becomes bankrupt or insolvent or (iii) if the other party undergoes a change in control.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2014 AND 2013

Revenue

This period we transitioned from a development stage company to an operating company. On March 19, 2014, we and Aratana Therapeutics Inc. (“Aratana”) entered into a definitive Exclusive License Agreement (“Agreement”) pursuant to which we granted Aratana an exclusive, worldwide, royalty-bearing, license, with the right to sublicense, certain Advaxis proprietary technology that enables Aratana to develop and commercialize animal health products that will be targeted for treatment of osteosarcoma and other cancer indications in animals. Under the terms of the agreement. Aratana paid us an upfront payment of $1 million. As this license has stand-alone value to Aratana (who has the ability to sublicense) and was delivered to Aratana upon execution of the Agreement, we properly recorded the $1 million payment as licensing revenue in the three months ended April 30, 2014.

We did not record any revenue for the three months ended April 30, 2013.

Research and Development Expenses

We make significant investments in research and development in support of our development programs both clinically and pre-clinically. Research and development costs are expensed as incurred and primarily include salary and benefit costs, third-party grants, fees paid to clinical research organizations, and supply costs. Research and development expense was $1.5 million for the three months ended April 30, 2014, compared with $2.1 million for the three months ended April 30, 2013, a decrease of $0.6 million. The decrease was primarily a result of lower stock compensation costs and lower direct trial costs associated with the close-out of our India-based Phase 2 program, partially offset by higher consulting and professional fees.

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

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs for employees included in our finance, legal and administrative organizations, costs related to the development of new products, outside legal and professional services, and facilities costs. General and administrative expense was $2.1 million for the three months ended April 30, 2014, compared with $3.4 million for the three months ended April 30, 2013, a decrease of $1.3 million. The decrease was primarily a result of lower stock compensation costs, slightly offset by higher severance costs related to a former employee.

Interest Expense

Interest expense was $3,238 for the three months ended April 30, 2014, compared with $95,986 for the three months ended April 30, 2013. The decrease was a result from the significant reduction in overall debt from approximately $2.2 million in outstanding principal at April 30, 2013 to $62,882 in outstanding principal at April 30, 2014. Substantially all of the outstanding principal at April 30, 2013 was converted or repaid during the fiscal year ended October 31, 2013, resulting in a significant decrease in interest expense for the three months ended April 30, 2014.

Other Income / (Expense)

Other income was $10,749 for the three months ended April 30, 2014, compared with $21,344 in income for the three months ended April 30, 2013. Interest income earned for the three months ended April 30, 2014 reflected interest income earned on the Company’s savings account balance. Interest income earned for the three months ended April 30, 2013 reflected the result of favorable changes in foreign exchange rates relating to transactions with certain vendors, as well as interest income from payments made to us under the terms of a convertible promissory note.

(Loss) Gain on Note Retirement and Accounts Payable

For the three months ended April 30, 2014, no expense or income was recorded. For the three months ended April 30, 2013, we recorded non-cash income of $194,795 primarily resulting from the settlement of outstanding payables at a discount.

Changes in Fair Values

For the three months ended April 30, 2014, we recorded non-cash income from changes in the fair value of the warrant liability of $273,849 resulting from a decrease in the fair value of each liability warrant due to a decrease in our share price from $4.49, at January 31, 2014 to $2.72 at April 30, 2014 in addition to a smaller range of share prices used in the calculation of the BSM volatility input.

 For the three months ended April 30, 2013, we recorded non-cash income from changes in the fair value of the warrant liability of $79,838 resulting from a decrease in the fair value of each liability warrant due to a decrease in our share price from $9.00, at January 31, 2013 to $8.25 at April 30, 2013 in addition to a smaller range of share prices used in the calculation of the BSM volatility input.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED APRIL 30, 2014 AND 2013

Revenue

This period we transitioned from a development stage company to an operating company. On March 19, 2014, we and Aratana Therapeutics Inc. (“Aratana”) entered into a definitive Exclusive License Agreement (“Agreement”) pursuant to which we granted Aratana an exclusive, worldwide, royalty-bearing, license, with the right to sublicense, certain, Advaxis proprietary technology that enables Aratana to develop and commercialize animal health products that will be targeted for treatment of osteosarcoma and other cancer indications in animals. Under the terms of the agreement, Aratana paid us an upfront payment of $1 million. As this license has stand-alone value to Aratana (who has the ability to sublicense) and was delivered to Aratana upon execution of the Agreement, we properly recorded the $1 million payment as licensing revenue for the six months ended April 30, 2014.

We did not record any revenue for the six months ended April 30, 2013.

Research and Development Expenses

We make significant investments in research and development in support of our development programs both clinically and pre-clinically. Research and development costs are expensed as incurred and primarily include salary and benefit costs, third-party grants, fees paid to clinical research organizations, and supply costs. Research and development expense was $3.1 million for the six months ended April 30, 2014, compared with $3.1 million for the six months ended April 30, 2013. While the results were essentially flat period over period, there was a decrease in stock compensation costs and lower direct trial costs associated with the close-out of our India-based Phase 2 program, which were offset by higher consulting and professional fees.

We anticipate a significant increase in research and development expenses as a result of our intended expanded development and commercialization efforts primarily related to clinical trials and product development. In addition, we expect to incur expenses in the development of strategic and other relationships required to license, manufacture and distribute our product candidates when they are approved.

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs for employees included in our finance, legal and administrative organizations, costs related to the development of new products, outside legal and professional services, and facilities costs. General and administrative expense was $6.4 million for the six months ended April 30, 2014, compared with $4.6 million for the six months ended April 30, 2013, an increase of $1.8 million. The increase was primarily a result of higher consulting and professional fees, including the payout of aged payables in the current period. In addition, overall compensation expense was higher in the current period resulting from additional employees when compared with the same period a year ago as well as severance costs related to a former employee.

Interest Expense

Interest expense was $5,253 for the six months ended April 30, 2014, compared with $457,162 for the six months ended April 30, 2013. The decrease was a result of the significant reduction in overall debt from approximately $2.2 million in outstanding principal at April 30, 2013 to $62,882 in outstanding principal at April 30, 2014. In addition, we recorded $157,150 in non-cash interest expense, in the prior period, related to the issuance of 3.5 million shares (Commitment Fee Shares) under the Hanover Purchase Agreement.

Other Income / (Expense)

Other income was $19,321 for the six months ended April 30, 2014, compared with $1,446 in income for the six months ended April 30, 2013. Interest income earned for the six months ended April 30, 2014 reflected interest income earned on the Company’s savings account balance. Interest income earned for the six months ended April 30, 2013 reflected the result of interest income from payments made to us under the terms of a convertible promissory note, slightly offset by expense related to unfavorable changes in foreign exchange rates relating to transactions with certain vendors.

(Loss) Gain on Note Retirement and Accounts Payable

For the six months ended April 30, 2014, we recorded non-cash income of $6,243 primarily resulting from the settlement of outstanding payables with shares of our common stock at a discount.

For the six months ended April 30, 2013, we recorded non-cash income of $347,286 primarily resulting from the settlement of outstanding payables with shares of our common stock at a discount. This income was partially offset by charges incurred related to the conversion of notes into shares of our common stock by investors.

Changes in Fair Values

 For the six months ended April 30, 2014, we recorded non-cash income from changes in the fair value of the warrant liability of $405,797 resulting from a decrease in the fair value of each liability warrant due to a decrease in our share price from $3.74 at October 31, 2013 to $2.72 at April 30, 2014 in addition to a smaller range of share prices used in the calculation of the BSM volatility input.

For the six months ended April 30, 2013, we recorded non-cash expense from changes in the fair value of the warrant liability of $3,943,761 resulting from an increase in the fair value of each liability warrant due to an increase in our share price from $5.63, at October 31, 2012 to $8.31 at April 30, 2013.

Potential future increases or decreases in our stock price will result in increased or decreased warrant and embedded derivative liabilities, respectively, on our balance sheet and therefore increased or decreased expenses being recognized in our statement of operations in future periods.

Income Tax Benefit

We may be eligible, from time to time, to receive cash from the sale of our Net Operating Losses, or NOLs, under the State of New Jersey NOL Transfer Program.   In the six months ended April 30, 2014, we received a net cash amount of $625,563 from the sale of our state NOLs and research & development tax credits for the periods ended October 31, 2010 and 2011.

In the six months ended April 30, 2013, we received a net cash amount of $725,190 from the sale of our state NOLs and research & development tax credits for the periods through October 31, 2010.

Liquidity and Capital Resources

Since our inception through April 30, 2014, the Company has reported accumulated net losses of $78.0 million and recurring negative cash flows from operations. We anticipate that we will continue to generate significant losses from operations for the foreseeable future.

Cash used in operating activities, for the six months ending April 30, 2014, was $7.5 million (including proceeds from the sale of our state NOLs and R&D tax credits of approximately $0.6 million) primarily from spending associated with our clinical trial programs and general & administrative spending. Total spending approximated $8.1 million, including one-time non-recurring costs associated with our October 2013 financing, certain compensation costs and the settlement of a legal claim.

Cash used in investing activities, for the six months ended April 30, 2014, was $210,255 resulting from legal cost spending in support of our intangible assets (patents) and costs paid to Penn for patents.

Cash provided by financing activities, for the six months ended April 30, 2014, was $14.8 million, primarily resulting from the public offering of 4,692,000 shares of common stock at $3.00 per share, resulting in net proceeds of $12.6 million. In addition, the Company sold 306,122 shares of Advaxis’ common stock to Aratana at a price of $4.90 per share, resulting in net proceeds of $1.5 million. The Company also received $0.4 million from the sale of common stock under Stock Purchase Agreement with Global BioPharma (GBP) and issued GBP 108,724 shares of our common stock.

For the six months ending April 30, 2013, we issued to certain accredited investors (including JMJ Financial as described below) convertible promissory notes in the aggregate principal amount of approximately $1,453,500 for an aggregate net purchase price of approximately $1,450,000. These convertible promissory notes were issued with either original issue discounts ranging from 15% to 25% or are interest-bearing and are convertible into shares of our common stock. Some of these convertible promissory notes were issued along with warrants. These convertible promissory notes mature between January and December of 2014. In addition, during the six months ended April 30, 2013, Mr. Moore loaned our company $11,200 under the Moore Notes. The Company repaid Mr. Moore $85,700 under the Moore Notes.

During the six months ended April 30, 2013, we issued 17,657 shares of our common stock, to accredited investors, at a price per share of $4.375, resulting in total net proceeds of $77,250.

During the six months ended April 30, 2013, we issued 345,524 shares of our common stock to Hanover in connection with the settlement of drawdowns pursuant to the Hanover Purchase Agreement, at prices ranging from approximately $3.325 to $4.675 per share. The per share price for such shares was established under the terms of the Hanover Purchase Agreement. We received total net proceeds of $2,910,684 in connection with these drawdowns.

Our limited capital resources and operations to date have been funded primarily with the proceeds from public and private equity, debt financings, NOL tax sales and income earned on investments and grants. We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future, due to the substantial investment in research and development. As of April 30, 2014 and October 31, 2013, we had an accumulated deficit of $77,967,832 and $70,465,823, respectively and shareholders’ equity of $27,499,862 and $18,002,142, respectively.

The Company believes its current cash position is sufficient to fund its business plan through our fiscal year ending October 31, 2015. This assessment is based on current estimates and assumptions regarding our clinical development program and business needs. Actual results could differ materially from this projection. Subsequent to April 30, 2014, the Company may plan to continue to raise additional funds through the sales of debt and/or equity securities as needed.

The Company recognizes it will need to raise additional capital over and above the amounts raised both during October 2013 and March 2014 in order to continue to execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to scale back its business plan, extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Off-Balance Sheet Arrangements

As of April 30, 2014, we had no off-balance sheet arrangements.

Critical Accounting Estimates

 The preparation of financial statements in accordance with GAAP accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

●	it requires assumptions to be made that were uncertain at the time the estimate was made, and

●	changes in the estimate of difference estimates that could have been selected could have material impact in our results of operations or financial condition.

While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results could differ from those estimates and the differences could be material. The most significant estimates impact the following transactions or account balances: stock compensation, warrant valuation and dilution caused by anti-dilution provisions in the warrants and other agreements.

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

The process of estimating the fair value of stock-based compensation awards and recognizing stock-based compensation cost over their requisite service period involves significant assumptions and judgments. We estimate the fair value of stock option awards on the date of grant using the BSM for the remaining awards, which requires that we make certain assumptions regarding: (i) the expected volatility in the market price of our common stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise (referred to as the expected holding period). As a result, if we revise our assumptions and estimates, our stock-based compensation expense could change materially for future grants.

Stock-based compensation for employees, executives and directors is measured based on the fair value of the shares issued on the date of grant and is to be recognized over the requisite service period in both research and development expenses and general and administrative expenses on the statement of operations.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, receivables, accounts payable and accrued expenses approximated fair value, as of the balance sheet date presented, because of the relatively short maturity dates on these instruments. The carrying amounts of the financing arrangements issued approximate fair value, as of the balance sheet date presented, because interest rates on these instruments approximate market interest rates after consideration of stated interest rates, anti-dilution protection and associated warrants. The estimate of fair value of such financial instruments involves the exercise of significant judgment and the use of estimates by management.

Derivative Financial instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The determination of fair value requires the use of judgment and estimates by management. For stock-based derivative financial instruments, we used the BSM which approximated the binomial lattice options pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the instrument could be required within 12 months of the balance sheet date. The variables used in the model are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the warrant derivative liability.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In conjunction with this evaluation, we initiated the development of control design documents and are currently reviewing the recommendations and will implement change as appropriate.

Changes in Internal Control over Financial Reporting

In March 2014, our previous Chief Financial Officer left the Company and a new Chief Financial Officer was appointed. During the quarter ended April 30, 2014, there were no other significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Drug discovery and development is a complex, time-consuming and expensive process that is fraught with risk and a high rate of failure.

Product candidates are subject to extensive pre-clinical testing and clinical trials to demonstrate their safety and efficacy in humans. Conducting pre-clinical testing and clinical trials is a lengthy, time-consuming and expensive process that takes many years. We cannot be sure that pre-clinical testing or clinical trials of any of our product candidates will demonstrate the safety, efficacy and benefit-to-risk profile necessary to obtain marketing approvals. In addition, product candidates that experience success in pre-clinical testing and early-stage clinical trials will not necessarily experience the same success in late-stage clinical trials, which are required for marketing approval.

Even if we are successful in advancing a product candidate into the clinical development stage, before obtaining regulatory and marketing approvals, we must demonstrate through extensive human clinical trials that the product candidate is safe and effective for its intended use. Human clinical trials must be carried out under protocols that are acceptable to regulatory authorities and to the independent committees responsible for the ethical review of clinical studies. There may be delays in preparing protocols or receiving approval for them that may delay the start or completion of the clinical trials. In addition, clinical practices vary globally, and there is a lack of harmonization among the guidance provided by various regulatory bodies of different regions and countries with respect to the data that is required to receive marketing approval, which makes designing global trials increasingly complex. There are a number of additional factors that may cause our clinical trials to be delayed, prematurely terminated or deemed inadequate to support regulatory approval, such as:

● unforeseen safety issues (including those arising with respect to trials by third parties for compounds in a similar class as our product or product candidate), inadequate efficacy, or an unacceptable risk-benefit profile observed at any point during or after completion of the trials;

● slower than expected rates of patient enrollment, which could be due to any number of factors, including failure of our third-party vendors, including our CROs, to effectively perform their obligations to us, a lack of patients who meet the enrollment criteria or competition from clinical trials in similar product classes or patient populations;

● the risk of failure of our clinical investigational sites and related facilities to maintain compliance with the FDA’s cGMP regulations or similar regulations in countries outside of the U.S., including the risk that these sites fail to pass inspections by the appropriate governmental authority, which could invalidate the data collected at that site or place the entire clinical trial at risk;

● any inability to reach agreement or lengthy discussions with the FDA, equivalent regulatory authorities, or ethical review committees on trial design that we are able to execute;

● changes in laws, regulations, regulatory policy or clinical practices, especially if they occur during ongoing clinical trials or shortly after completion of such trials.

Any deficiency in the design, implementation or oversight of our development programs could cause us to incur significant additional costs, experience significant delays, prevent us from obtaining marketing approval for any product candidate or abandon development of certain product candidates, any of which could harm our business and cause our stock price to decline.

If our stockholders do not approve an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock, and an amendment to our 2011 Omnibus Incentive Plan to increase the number of shares issuable thereunder, our ability to raise additional capital, competitively pursue future partnering and other business opportunities and provide adequate incentives to our employees could be materially adversely effected.

We have depleted almost all remaining authorized shares of our common stock available for issuance under our Amended and Restated Certificate of Incorporation. Furthermore, we have depleted significantly all of the shares of our common stock reserved for issuance under our 2011 Omnibus Incentive Plan. As a result, we are currently unable to offer equity incentives under our 2011 Omnibus Incentive Plan to new or existing employees. The unavailability of authorized shares of common stock places us in a competitive disadvantage since our ability to (i) raise additional capital through the sale of our common stock or securities exercisable or convertible into shares of our common stock, (ii) utilize our common stock for potential future partnering opportunities and other legitimate corporate business purposes, and (iii) attract and retain key personnel, is compromised. Our board of directors has approved both an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock and an amendment to our 2011 Omnibus Incentive Plan to increase the number of shares of common stock issuable thereunder. We submitted such amendments to our stockholders for approval at our 2014 Annual Meeting of Stockholders. If stockholder approval is not received for these amendments, we believe it will compromise our ability to competitively pursue future business and financial endeavors with common stock or securities exercisable or convertible into or exchangable for shares of our common stock as consideration and to provide incentives to our employees, which could have an adverse effect on our business, financial position and results of operations.

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

Our internal control over financial reporting and our disclosure controls and procedures have been ineffective in the past. We have taken steps to improve our disclosure controls and procedures and our internal control over financial reporting, and as of January 31, 2014, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective. On February 26, 2014, we entered into an engagement letter to initiate SOX assessment services, including the development of control design documents and control test plans.

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

There have been no additional material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended October 31, 2013.

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

On February 14, 2014, the registrant issued 108,724 shares of common stock to an accredited investor pursuant for net proceeds of $0.4 million pursuant to the terms of a Stock Purchase Agreement.

On April 8, 2014, the registrant issued 66,667 shares of common stock to a former employee pursuant to the terms of a separation agreement (38,700 shares on a net basis after employee payroll taxes).

On April 24, 2014, the registrant issued 14,031 shares of its common stock to an accredited investor as payment for consulting services rendered.

On April 25, 2014, the registrant issued 17,072 shares of its common stock to an accredited investor as payment for consulting services rendered.

ITEM 5. OTHER INFORMATION

On June 5, 2014, the Company and each of Daniel J. O’Connor, Chief Executive Officer and President, Gregory T. Mayes III, Executive Vice President and Chief Operating Officer, Sara Bonstein, Senior Vice President and Chief Financial Officer, Robert G. Petit, Executive Vice President and Chief Scientific Officer and Chris L. French, Vice President, Regulatory & Medical Affairs, of the Company (each, an “Executive”) entered into an amendment (each, an “Amendment” and collectively, the “Amendments”) to their respective employment agreements (each, an “Employment Agreement”).

Pursuant to the Employment Agreements, the Executives had voluntarily agreed to utilize a percentage of their base salary to purchase common stock of the Company based on the fair market value of the Common Stock on the date of acquisition. The stock purchases were scheduled to occur on the last business day of each fiscal quarter of the Company in accordance with the terms and provisions of the Company’s 2011 Omnibus Incentive Plan (as such plan is amended from time to time). The allocation between the cash and equity components of each Executive’s base salary is as follows:

Executive	% of base salary in cash	% of base salary in Common Stock
Daniel J. O’Connor	75.0	25.0
Gregory T. Mayes, III	92.5	7.5
Sara Bonstein	92.5	7.5
Robert G. Petit	91.5	8.5
Chris L. French	95.0	5.0

The Amendments provide that such purchases of Common Stock will now occur on the last business day of each calendar month and will be effected through a direct purchase from the Company at a purchase price equal to the consolidated closing bid price of the Common Stock on the purchase date.

Pursuant to the terms of the Amendment entered into by and between the Company and Mr. O’Connor, Mr. O’Connor also agreed to forego the scheduled increases in his base salary that were contained in his Employment Agreement. These increases would have increased his base salary compensation to $350,000 on January 1, 2015 and $375,000 on January 1, 2016. Mr. O’Connor would also have been entitled to an immediate increase in his base salary compensation to $375,000 if certain financing or licensing milestones were achieved. As a result of the Amendment, Mr. O’Connor will only be entitled to receive a cost-of-living increase for 2015 and 2016.

The Amendment entered into by and between the Company and Ms. Bonstein clarified certain terms relating to an inducement grant that the Company had agreed to pay to Ms. Bonstein when she commenced her employment with the Company on February 24, 2014 but which was not paid. The grant will consist of 100,000 restricted shares of Common Stock, 33,333 shares of which will be fully vested and not subject to forfeiture as of the grant date, with the remaining shares vesting and not subject to forfeiture as follows: 33,333 on February 24, 2015 and 33,334 on February 24, 2016. Vesting will be accelerated in the event of Ms. Bonstein’s death or disability, or in the event of a “Change of Control” as defined in the related restricted stock award agreement included as an exhibit to Ms. Bonstein’s Amendment. The restricted stock award agreement also includes other terms and conditions and restrictions regarding the award.

ITEM 6. EXHIBITS.

1.1	Underwriting Agreement, dated March 26, 2014, by and between Aegis Capital Group and Advaxis, Inc. Incorporated by reference to Exhibit 1.1 to Current Report on Form 8K filed with the SEC on April 1, 2014.

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Annex C to DEF 14A Proxy Statement filed with the SEC on May 15, 2006.

3.2	Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock of the registrant, dated September 24, 2009. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on September 25, 2009.

3.3	Certificate of Designations of Preferences, Rights and Limitations of Series B Preferred Stock of the registrant, dated July 19, 2010. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on July 20, 2010.

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 16, 2012. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on August 17, 2012.

3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 11, 2013 (reverse stock split). Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on July 15, 2013.

3.6	Certificate of Amendment of the Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 12, 2013 (reverse stock split). Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the SEC on July 15, 2013.

3.7	Amended and Restated Bylaws. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-QSB filed with the SEC on September 13, 2006.

4.1	Common Stock Purchase Warrant, dated as of March 19, 2014, by and between Advaxis, Inc. and Aratana Therapeutics, Inc.

4.2	Form of Representative’s Warrant related to the Underwriting Agreement, dated as of March 31, 2014, by and between Advaxis, Inc. and Aegis Capital Group.

10.1***	Exclusive License Agreement, dated March 19, 2014, by and between Advaxis Inc. and Aratana Therapeutics, Inc.

10.2‡*	Employment Agreement, dated March 24, 2014, by and between Advaxis Inc. and Sara M. Bonstein

10.3‡*	Separation Agreement, dated March 24, 2014, between Advaxis Inc. and Mark J. Rosenblum

10.4‡*	Amendment No. 2, dated as of June 5, 2014, to the Employment Agreement by and between Advaxis, Inc. and Daniel J. O’Connor.

10.5‡*	Amendment No. 2, dated as of June 5, 2014, to the Employment Agreement by and between Advaxis, Inc. and Gregory T. Mayes.

10.6‡*	Amendment No. 2, dated as of June 5, 2014, to the Employment Agreement by and between Advaxis, Inc. and Robert G. Petit.

10.7‡*	Amendment No. 2, dated as of June 5, 2014, to the Employment Agreement by and between Advaxis, Inc. and Chris L. French.

10.8‡*	Amendment No. 1, dated as of June 5, 2014, to the Employment Agreement by and between Advaxis, Inc. and Sara M. Bonstein.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

* Filed herewith

** Furnished herewith

*** Filed herewith. Confidential treatment requested under 17 C.F.R. §§200.80(b)(4) and Rule 24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been provided separately to the SEC pursuant to the confidential treatment request.

‡ Denotes management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVAXIS, INC.
Registrant

Date: June 9, 2014	By:	/s/ Daniel J. O’Connor
Daniel J. O’Connor
Chief Executive Officer

	By:	/s/ Sara M. Bonstein
Sara M. Bonstein
Chief Financial Officer

