Form 10-Q
period 2014-07-31
Advaxis, Inc.
filed 2014-09-09
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of September 2, 2014 was 19,518,409

All other items called for by the instructions to Form 10-Q have been omitted because the items are not applicable or the relevant information is not material.

2

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ADVAXIS, INC.

BALANCE SHEETS

	July 31, 2014	October 31, 2013
	(unaudited)
ASSETS
Current Assets:
Cash	$22,148,652	$20,552,062
Prepaid Expenses	201,851	31,255
Deferred Expenses - current	880,708	218,007
Other Current Assets	33,182	8,182
Total Current Assets	23,264,393	20,809,506

Deferred Expenses – long term	32,353	129,041
Property and Equipment (net of accumulated depreciation)	84,271	80,385
Intangible Assets (net of accumulated amortization)	2,687,232	2,528,551
Other Assets	38,438	38,438

TOTAL ASSETS	$26,106,687	$23,585,921

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,741,287	$3,841,771
Accrued Expenses	994,565	869,260
Short Term Convertible Notes and Fair Value of Embedded Derivative	62,882	62,882
Notes Payable – Former Officer	-	163,132
Total Current Liabilities	2,798,734	4,937,045

Common Stock Warrant Liability	35,084	646,734
Total Liabilities	2,833,818	5,583,779

Commitments and Contingencies

Shareholders’ Equity:
Common Stock - $0.001 par value; authorized 45,000,000 shares, issued and outstanding 19,514,723 at July 31, 2014 and 13,719,861 at October 31, 2013.	19,513	13,720
Additional Paid-In Capital	107,000,382	88,454,245
Accumulated Deficit	(83,747,026)	(70,465,823)
Total Shareholders’ Equity	23,272,869	18,002,142
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,106,687	$23,585,921

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013

Revenue	$-	$-	$1,000,000	$-

Operating Expenses
Research and Development Expenses	3,005,306	1,319,936	6,110,095	4,411,793
General and Administrative Expenses	2,993,739	1,733,677	9,442,630	6,299,670
Total Operating Expenses	5,999,045	3,053,613	15,552,725	10,711,463

Loss from Operations	(5,999,045)	(3,053,613)	(14,552,725)	(10,711,463)

Other Income (expense):
Interest Expense	-	(142,842)	(5,253)	(600,004)
Gain on Note retirement	-	1,723	6,243	349,009
Net changes in fair value of derivative liabilities	210,298	1,616,919	616,095	(2,326,843)
Other Income (expense)	9,553	(17,372)	28,874	(15,926)
Net Loss before benefit for income taxes	(5,779,194)	(1,595,185)	(13,906,766)	(13,305,227)

Income tax benefit	-	-	625,563	725,190

Net Loss	(5,779,194)	(1,595,185)	(13,281,203)	(12,580,037)

Dividends attributable to preferred shares	-	185,000	-	555,000

Net Loss applicable to Common Stock	$(5,779,194)	$(1,780,185)	$(13,281,203)	$(13,135,037)

Net Loss per share, basic and diluted	$(0.30)	$(0.37)	$(0.82)	$(3.13)

Weighted Average Number of Shares Outstanding, Basic and Diluted	19,273,062	4,775,772	16,294,134	4,190,062

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended July 31,
	2014	2013
OPERATING ACTIVITIES
Net Loss	$(13,281,203)	$(12,580,037)
Adjustments to reconcile Net Loss to net cash used in operating activities:
Non-cash charges to consultants and employees for options and stock	3,828,231	3,103,122
Amortization of deferred financing costs	-	28,909
Amortization of discount on convertible promissory notes	-	18,392
Non-cash interest expense	51	528,023
(Gain) Loss on change in value of warrants and embedded derivative	(616,095)	2,326,843
Warrant expense	4,445	30,887
Settlement expense	34,125	364,335
Employee Stock Purchase Plan	5,371	21,029
Depreciation expense	20,709	13,626
Amortization expense of intangibles	129,434	117,920
(Gain) on note retirement	(6,243)	(349,009)
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(170,596)	(42,243)
(Increase) in other current assets	(25,000)	(25,000)
(Increase) in deferred expenses	(566,013)	(411,045)
(Decrease) Increase in accounts payable and accrued expenses	(2,105,153)	1,914,577
(Decrease) in deferred rent	-	(4,803)
(Decrease) Increase in interest payable	(98,192)	24,840
Net cash used in operating activities	(12,846,129)	(4,919,634)

INVESTING ACTIVITIES
Proceeds from sale of equipment	-	3,000
Purchase of property and equipment	(24,595)	-
Cost of intangible assets	(288,115)	(203,955)
Net cash used in Investing Activities	(312,710)	(200,955)

FINANCING ACTIVITIES
Proceeds from convertible notes	-	2,110,500
Payment of deferred offering expenses	-	(21,919)
Proceeds from Officer Loan	-	11,200
Repayment of Officer Loan	(64,926)	(85,700)
Proceeds from exercise of warrants	250	94,444
Net proceeds of issuance of Common Stock	14,820,105	3,011,872
Net cash provided by Financing Activities	14,755,429	5,120,397
Net increase (decrease) in cash	1,596,590	(192)
Cash at beginning of period	20,552,062	232
Cash at end of period	$22,148,652	$40

The accompanying notes are an integral part of these financial statements.

F-3

Supplemental Disclosures of Cash Flow Information

	Nine months ended July 31,
	2014	2013
Cash paid for Interest	$103,445	$188

Supplemental Schedule of Non-cash Investing and Financing Activities

	Nine months ended July 31,
	2014	2013
Accounts Payable and Accrued Expenses settled with Common Stock	$342,309	$12,307
Notes payable and embedded derivative liabilities converted to Common Stock	$-	$1,962,599

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION

Advaxis, Inc. (“Advaxis” or the “Company”) is a clinical stage biotechnology company focused on the discovery, development and commercialization of proprietary Lm-LLO cancer immunotherapies. These immunotherapies are based on a platform technology that utilizes live attenuated Listeria monocytogenes (“Lm”), bioengineered to secrete antigen/adjuvant fusion proteins. These Lm-LLO strains are believed to be a significant advancement in immunotherapy as they integrate multiple functions into a single immunotherapy as they access and direct antigen presenting cells to stimulate anti-tumor T-cell immunity, stimulate and activate the immune system with the equivalent of multiple adjuvants, and simultaneously reduce tumor protection in the tumor microenvironment to enable the T-cells to eliminate tumors. Other immunotherapies may employ individual elements of the Company’s comprehensive approach, but, to its knowledge, none combine all of these elements together in a single, easily administered, well-tolerated yet comprehensive immunotherapy.

ADXS-HPV is Advaxis’s lead Lm-LLO immunotherapy product candidate for the treatment of human papilloma virus (“HPV”)-associated cancers. The Company completed a Phase 2 study in 110 patients with recurrent cervical cancer in India that demonstrated a manageable safety profile, improved survival and objective tumor responses. The Company plans to advance this immunotherapy into an adequate and well-controlled clinical trial for the treatment of women with recurrent cervical cancer. ADXS-HPV has received orphan drug designation for three HPV-associated cancers: cervical, head and neck, and anal cancer, and is being evaluated in three ongoing cooperative group and investigator-initiated clinical trials as follows: locally advanced cervical cancer (with the Gynecologic Oncology Group (“GOG”)), head and neck cancer (with the Icahn School of Medicine at Mount Sinai, U.S. (“Mount Sinai”)); and anal cancer (Brown University, Oncology Group, U.S. (“Brown University”)). The Company also plans to initiate a Phase 1/2 clinical trial alone and in combination with MedImmune’s, the global biologics research and development arm of Astrazenca, investigational anti-PD-L1 immune checkpoint inhibitor, MEDI4736, in patients with previously treated locally advanced metastatic HPV-associated cervical cancer and HPV-associated head and neck cancer.

Advaxis is developing two other cancer immunotherapies. ADXS-PSA is Advaxis’s Lm-LLO immunotherapy product candidate designed to target the PSA antigen associated with prostate cancer. Upon filing an Investigational New Drug (“IND”) application, the Company plans to initiate a Phase 1/2 clinical trial alone and in combination with Merck’s humanized monoclonal antibody against PD-1, pembrolizumab (mk-3475), in patients with previously treated metastatic castration-resistant prostate cancer. ADXS-cHER2 is Advaxis’s Lm-LLO immunotherapy product candidate for the treatment of Her2 overexpressing cancers, including human and canine osteosarcoma, breast, gastric and other cancers. The Company plans to file an IND application and has received orphan drug designation for ADXS-cHER2 in osteosarcoma. Over twenty distinct additional constructs have been developed to various stages of development, developed directly by the Company and through strategic collaborations with recognized centers of excellence.

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

From inception through the period ended January 31, 2014, Advaxis Inc. was a development stage company. During the three months ended April 30, 2014, the Company exited the development stage upon its execution of a license agreement with Aratana Therapeutics Inc. (“Aratana”). This provided an upfront payment of $1 million, which the Company recognized and earned as revenue.

Liquidity and Financial Condition

The Company’s products are being developed and have not generated significant revenues. As a result, the Company has suffered recurring losses. These losses are expected to continue for an extended period of time. However, in the nine months ended July 31, 2014, the Company recorded $1 million in revenue pursuant to a licensing agreement with Aratana. The licensing agreement provides for potentially significant revenues based on the achievement of event-based milestones in the future. In addition, the Company completed a public offering of its Common Stock (“Common Stock”) in October 2013, resulting in $24.3 million in net proceeds, and an additional public offering in March 2014, resulting in $12.6 million in net proceeds. Lastly, the Company received $1.9 million in net proceeds from Aratana and Global Biopharma Inc., related to the purchase of Common Stock. The Company believes its current cash position is sufficient to fund its business plan through its fiscal year ending October 31, 2015.

The Company recognizes it will need to raise additional capital over and above the amount raised during both October 2013 and March 2014 in order to continue to execute its business plan. Subsequent to July 31, 2014, the Company may plan to continue to raise additional funds through the sales of equity securities. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to scale back its business plan, extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts (checking) that at times exceed federally insured limits. Approximately $21.9 million is subject to credit risk at July 31, 2014. However, these cash balances are maintained at creditworthy financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

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

	As of July 31,
	2014	2013
Warrants	4,587,540	899,494
Stock Options	490,338	467,923
Convertible Debt (using the if-converted method)	3,354	478,695
Total	5,081,232	1,846,112

Stock Based Compensation

The Company has an equity plan which allows for the granting of stock options to its employees, directors and consultants for a fixed number of shares with an exercise price equal to the fair value of the shares at date of grant. The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally measured based on contractual terms. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. Amendments in this ASU create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is the final version of Proposed ASU 2011-230—Revenue Recognition (Topic 605) and Proposed ASU 2011–250—Revenue Recognition (Topic 605): Codification Amendments, both of which have been deleted. The amendments in this ASU are effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the effects of ASU 2014-09 on the consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation. The amendments in this ASU apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This ASU is the final version of Proposed ASU EITF-13D--Compensation--Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company does not expect ASU 2014-12 to have a material impact on the consolidated financial statements.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	July 31, 2014	October 31, 2013
	(Unaudited)
Laboratory Equipment	$333,727	$309,132
Accumulated Depreciation	(249,456)	(228,747)
Net Property and Equipment	$84,271	$80,385

Depreciation expense for the three and nine months ended July 31, 2014 and 2013 was $6,903, $20,709, $4,442 and $13,626, respectively.

4. INTANGIBLE ASSETS

Under the University of Pennsylvania (“Penn”) license agreements, the Company is billed actual patent expenses as they are passed through from Penn and are billed directly from our patent attorney. The following is a summary of intangible assets as of the end of the following fiscal periods:

	July 31, 2014	October 31, 2013
	(Unaudited)
License	$651,992	$651,992
Patents	2,984,658	2,696,543
Total intangibles	3,636,650	3,348,535
Accumulated Amortization	(949,418)	(819,984)
Intangible Assets	$2,687,232	$2,528,551

The expirations of the existing patents range from 2014 to 2028 but the expirations can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. No patent applications with future value were abandoned or expired and charged to expense in the three and nine months ended July 31, 2014 or 2013. Amortization expense for licensed technology and capitalized patent costs is included in general and administrative expenses and aggregated $44,818, $129,434, $40,109, and $117,920, respectively, for the three and nine months ended July 31, 2014 and 2013.

Estimated amortization expense for the next five years is as follows:

Year ended October 31,
2014 (Remaining)	$41,250
2015	167,500
2016	167,500
2017	167,500
2018	167,500

5. ACCRUED EXPENSES:

The following table represents the major components of accrued expenses:

	July 31, 2014	October 31, 2013
	(Unaudited)
Salaries and Other Compensation	$733,267	$508,979
Severance Pay	193,539	243,269
Professional Fees	10,670	17,000
Withholding Taxes Payable	57,089	-
Share Purchase	-	100,012
	$994,565	$869,260

6. SHORT-TERM CONVERTIBLE NOTES & FAIR VALUE OF EMBEDDED DERIVATIVE

As of July 31, 2014 and October 31, 2013, the Company had $62,882 in principal outstanding on its junior subordinated convertible promissory notes that are currently overdue and are recorded as current liabilities in its balance sheet at July 31, 2014 and October 31, 2013.

7. NOTES PAYABLE- FORMER OFFICER:

As of October 31, 2013, the Company owed $163,132 in principal and accrued interest to its former Chairman. On February 4, 2014, the Company paid Mr. Moore $168,280 in principal and accrued interest, in full satisfaction of these notes. During the three and nine months ended July 31, 2014 and 2013, the Company recorded interest expense of approximately $0, $5,148, $7,198 and $24,841 in interest on these notes, respectively.

8. DERIVATIVE INSTRUMENTS

Warrants

A summary of changes in warrants for the nine months ended July 31, 2014 is as follows:

	Number of	Weighted-Average
	Warrants	Exercise Price
Outstanding Warrants at October 31, 2013:	4,265,262	$6.71
Issued	412,539	4.97
Exercised	(250)	5.00
Expired	(90,011)	11.52
Outstanding Warrants at July 31, 2014:	4,587,540	$6.39

At July 31, 2014, the Company had approximately 4.1 million of its total 4.6 million outstanding warrants classified as equity (equity warrants). At October 31, 2013, the Company had approximately 3.7 million of its total 4.3 million outstanding warrants classified as equity (equity warrants). At issuance, equity warrants are recorded at their relative fair values, using the Relative Fair Value Method, in the shareholders’ equity section of the balance sheet. The equity warrants can only be settled through the issuance of shares and are not subject to anti-dilution provisions. During the nine months ended July 31, 2014, the Company issued 153,061 equity warrants to Aratana pursuant to a Licensing Agreement (See Footnote - 11: Shareholders’ Equity). These warrants expire in March 2024 and have an exercise price of $4.90. During the nine months ended July 31, 2014, the Company issued 100,000 equity warrants to Global BioPharma Inc. pursuant to a Stock Purchase Agreement. These warrants expire in December 2018 and have an exercise price of $5.52. During the nine months ended July 31, 2014, the Company issued 122,400 equity warrants to Aegis Capital Corp. pursuant to a placement agent agreement. These warrants expire in March 2019 and have an exercise price of $3.75.

At July 31, 2014, the Company had approximately 527,000 of its total 4.6 million outstanding warrants classified as liability warrants (Common Stock warrant liability). At October 31, 2013, the Company had approximately 565,000 of its total 4.3 million outstanding warrants classified as liability warrants (Common Stock warrant liability). During the nine months ended July 31, 2014, the Company issued 37,078 liability warrants, at exercise prices ranging from $7.79 to $9.16, as a result of existing anti-dilution provisions. The fair value of the warrant liability, as of July 31, 2014, was approximately $35,000. The fair value of the warrant liability, as of October 31, 2013 was approximately $0.6 million. In fair valuing the warrant liability, at July 31, 2014 and October 31, 2013, the Company used the following inputs in its Black-Scholes Model (“BSM”):

	07/31/2014	10/31/2013

Exercise Price:	$5.63-21.25	$ 2.76-21.25

Stock Price	$2.84	$3.74

Expected term:	8-1098 days	61-1371 days

Volatility %	31%-126%	99%-186%

Risk Free Rate:	.01%-1.02%	.035%-.94%

Warrant Liability/Embedded Derivative Liability

Warrant Liability

As of July 31, 2014, the Company had approximately 527,000 of its total approximately 4.6 million total warrants classified as liabilities (liability warrants). Of these 527,000 liability warrants, approximately 249,000 warrants are outstanding and approximately 278,000 warrants are exchange warrants – nonexercisable. The Company utilizes the BSM to calculate the fair value of these warrants at issuance and at each subsequent reporting date. For those warrants with exercise price reset features (anti-dilution provisions), the Company computes multiple valuations, each quarter, using an adjusted BSM, to account for the various possibilities that could occur due to changes in the inputs to the BSM as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). The Company effectively weights each calculation based on the likelihood of occurrence to determine the value of the warrants at the reporting date. At July 31, 2014, approximately 177,000 of the 527,000 liability warrants are subject to weighted-average anti-dilution provisions. A certain number of liability warrants contain a cash settlement provision in the event of a fundamental transaction (as defined in the Common Stock purchase warrant). Any changes in the fair value of the warrant liability (i.e. - the total fair value of all outstanding liability warrants at the balance sheet date) between reporting periods will be reported on the statement of operations.

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

At July 31, 2014 and October 31, 2013, the fair value of the warrant liability was $35,084 and $646,734, respectively. For the three months ended July 31, 2014 and 2013, the Company reported income of $210,298 and $1,616,919, respectively, due to changes in the fair value of the warrant liability. For the nine months ended July 31, 2014 and 2013, the Company reported income of $616,095 and a loss of $2,326,843, respectively, due to changes in the fair value of the warrant liability.

Warrants with anti-dilution provisions

Some of the Company’s warrants (approximately 238,000) contain anti-dilution provisions originally set at an exercise price of $25.00 with a term of five years. As of July 31, 2014, these warrants had an exercise price of approximately $7.79. As of October 31, 2013, these warrants had an exercise price of approximately $9.24. If the Company issues any Common Stock, except for exempt issuances as defined in the warrant agreement for consideration less than the exercise price then the exercise price and the amount of warrant shares available would be adjusted to a new price and amount of shares per the “weighted average” formula included in the warrant agreement. For the three and nine months ended July 31, 2014, this anti-dilution provision required the Company to issue approximately 1,600 and 37,100 additional warrant shares, respectively; and the exercise price to be lowered to $7.79. Any future financial offering or instrument issuance below the current exercise price of $7.79 will cause further anti-dilution and re-pricing provisions in approximately 177,000 of our total outstanding warrants.

For those warrants with exercise price reset features (anti-dilution provisions), the Company computes multiple valuations, each quarter, using an adjusted BSM, to account for the various possibilities that could occur due to changes in the inputs to the BSM as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). The Company utilized different exercise prices of $7.79 and $6.50, weighting the possibility of warrants being exercised at $7.79 between 40% and 50% and warrants being exercised at $6.50 between 60% and 50%.

As of July 31, 2014, there were outstanding warrants to purchase 4,587,540 shares of the Company’s Common Stock including exchange warrants - nonexercisable to purchase 278,329 shares of the Company’s Common Stock with exercise prices ranging from $2.76 to $21.25 per share.

9. STOCK OPTIONS:

A summary of changes in the stock option plan for nine months ended July 31, 2014 is as follows:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at October 31, 2013:	467,923	$15.86
Granted	36,000	$4.02
Exercised	-	$-
Expired	(13,585)	$14.03
Outstanding at July 31, 2014	490,338	$15.04
Vested and Exercisable at July 31, 2014	406,017	$15.89

Total compensation cost related to the Company’s outstanding stock options, recognized in the statement of operations for the three months ended July 31, 2014, was approximately $212,000 of which $76,000 was included in research and development expenses and $136,000 was included in general and administrative expenses. For the three months ended July 31, 2013, compensation cost related to the Company’s outstanding stock options was approximately $320,000, of which $98,000 was included in research and development expenses and $222,000 was included in general and administrative expenses. For the nine months ended July 31, 2014, compensation cost related to the Company’s outstanding stock options was approximately $729,000 of which $264,000 was included in research and development expenses and $551,000 was included in general and administrative expenses. For the nine months ended July 31, 2013, compensation cost related to the Company’s outstanding stock options was approximately $2.6 million of which $1.0 million was included in research and development expenses and $1.6 million was included in general and administrative expenses.

The fair value of the options granted for the nine months ended July 31, 2014 and 2013 amounted to approximately $145,000 and $1,657,500, respectively.

As of July 31, 2014, there was $925,005 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining average vesting period of 211 days.

The aggregate intrinsic value of these outstanding options, as of July 31, 2014, was $0.

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

Ms. Bonstein voluntarily agreed to utilize a percentage of her base salary for stock compensation. Ms. Bonstein requested ninety-two and one-half percent (92.5%) of her base salary be received in the form of cash and seven and one-half percent (7.5%) of her base salary be received in the form of Common Stock of the Company. The Bonstein Employment Agreement contains provisions with respect to bonus and equity participation which are consistent with the terms of the Company’s employment agreements with its other executive officers, as well as other customary covenants regarding non-solicitation, non-compete, confidentiality and works for hire. See “Employment Agreements” immediately below for a discussion of an amendment to the Bonstein Employment Agreement.

Employment Agreements

In December, 2013, each of the Company’s then executive officers requested to purchase stock directly from the Company at market price. To facilitate such requests, the Company amended each of the then executive officer’s employment agreements so that such officers could make periodic purchases of the Company’s Common Stock at fair market value. Listed below are the annual amounts to be purchased by each executive. On June 5, 2014, the Company and each of Daniel J. O’Connor, Chief Executive Officer and President, Gregory T. Mayes, Executive Vice President, Chief Operating Officer and Secretary, Robert G. Petit, Executive Vice President and Chief Scientific Officer, Sara M. Bonstein, Senior Vice President, Chief Financial Officer and Chris L. French, Vice President, Regulatory & Medical Affairs (each an “Executive”), voluntarily entered into a further amendment (each, an “Amendment” and collectively, the “Amendments”) to their respective Employment Agreements (each, an “Employment Agreement”). The Amendments now provide that the respective stock purchases will occur on the last business day of each calendar month and will be effected through a direct purchase from the Company at a purchase price equal to the closing price of the Common Stock on the purchase date. The Company has not filed a Registration Statement on Form S-8 (or any other registration form) to cover the shares of Common Stock issuable pursuant to the Amendments.

The allocation between the cash and equity components of each Executive’s base salary is as follows:

	ANNUALIZED	YEAR-TO-DATE
Executive Officer	Annual Amount to be Purchased	Gross Purchase		Net Purchase
	$	$	# of shares	$	# of shares
Daniel J. O’Connor	$81,250	$50,000	16,251	$34,808	11,253
Gregory T. Mayes	$19,875	$12,231	3,975	$9,755	3,161
Robert G. Petit	$24,225	$14,908	4,845	$11,984	3,897
Sara M. Bonstein	$16,875	$6,490	2,226	$4,794	1,646
Chris L. French	$10,750	$6,356	2,066	$5,441	1,769

For the three months ended July 31, 2014, the Company recorded stock compensation expense of $41,082 on the statement of operations representing 13,652 shares of its Common Stock (10,459 shares on a net basis after employee payroll taxes). For the nine months ended July 31, 2014, the Company recorded stock compensation expense of $92,333 on the statement of operations representing 29,894 shares of its Common Stock (22,208 shares on a net basis after employee payroll taxes).

As to preserve the Company’s cash resources, in his current Amendment, Mr. O’Connor requested to forego the scheduled increases in his base salary that were contained in his Employment Agreement. Therefore, Mr. O’Connor will not receive an annual salary increase (excluding standard cost of living adjustment) or a salary increase for closing a licensing or other strategic transaction. Mr. O’Connor’s salary will remain at $325,000.

In addition to the purchases of Common Stock set forth in the above table, Mr. O’Connor has also purchased an additional 72,676 shares of Common Stock out of his personal funds for an aggregate consideration of approximately $313,419. These purchases consisted of the conversion of amounts due under a promissory note of approximately $66,500 for 21,091 shares, 2013 base salary which he elected to receive in Common Stock of approximately $182,919 for 34,752 shares, and purchases of the Company’s Common Stock in the October 2013 and March 2014 public offerings of 13,500 shares for $54,000 and 3,333 shares for $10,000.

Stock Awards

In December 2013, the Company granted stock awards and restricted stock units (“RSUs”) to employees, executive officers and directors under the 2011 Omnibus Incentive Plan.

●	Management Team Bonuses: Executive officers received a portion of their year-end performance bonus (with a total fair value of approximately $129,000) in the aggregate amount of 31,846 shares of the Company’s Common Stock (21,389 on a net basis after employee payroll taxes).

●	Equity grant to executive officers: The Company granted 525,000 shares of its Common Stock to its executive officers. Of these shares, 105,000 shares of our Common Stock (63,949 shares on a net basis after employee payroll taxes) vested immediately, with a total fair value of $423,150, and were issued and recorded as a charge to income during the nine months ended July 31, 2014. The remaining 420,000 shares represent RSUs and are to vest in equal installments over twelve quarters such that 100% of the RSUs have vested by the third anniversary of the grant date. These RSU’s are subject to availability of shares under the 2011 Omnibus Incentive Plan and are subject to forfeiture under certain conditions. During the three months ended July 31, 2014, $342,550 was charged to stock compensation expense, representing 85,000 shares of our Common Stock (46,149 shares on a net basis after employee payroll taxes). During the nine months ended July 31, 2014, $765,700 was charged to stock compensation expense, representing 190,000 shares of our Common Stock (110,098 shares on a net basis after employee payroll taxes), and 80,000 shares were forfeited. In the three months ended July 31, 2014, the 2011 Omnibus Incentive Plan was increased from 520,000 to 2,120,000, resulting in three quarterly vesting issuances occurring in the period.

●

Equity grant to non-executive employees: The Company granted approximately $101,250 of the aggregate base salary compensation, or 25,124 shares of Common Stock, to be issued to its non-executive employees. Of this grant, $20,250 vested immediately and 5,025 shares of Common Stock (3,685 shares on a net basis after employee payroll taxes) were issued to non-executive employees. The remaining $81,250, or 20,099 shares of Common Stock, represents RSUs and are to vest in equal installments over twelve quarters such that 100% of the RSUs have vested by the third anniversary of the grant date. During the three months ended July 31, 2014, $5,817 was charged to stock compensation expense, representing 1,443 shares of our Common Stock (1,136 shares on a net basis after employee payroll taxes), and $9,333, or 2,316 shares of Common Stock, was forfeited. During the nine months ended July 31, 2014, $19,317 was charged to stock compensation expense, representing 4,793 shares of our Common Stock (3,792 shares on a net basis after employee payroll taxes) and $9,333, or 2,316 shares of Common Stock, was forfeited.

All of these non-executive equity grants are currently available under the 2011 Omnibus Incentive Plan. As of July 31, 2014, all vested shares have been issued.

The Company recognizes the fair value of those vested shares in the statement of operations in the period earned.

Director Compensation

During December 2013, the Board of Directors deemed it advisable and in the best interests of the Company to issue shares of RSUs as compensation for all 2013 Board of Director committee meetings and to cancel any options designated for issuance related to those 2013 committee and board meetings and to further issue shares of RSUs for all fiscal years 2013 through 2016 Board of Director committee meetings in the aggregate amount of 50,000 shares of RSUs to each non-employee director (excluding Mr. Moore). The RSU grant will vest quarterly over three years such that 100 % of the RSU will be vested on the third anniversary date (December 2016). During the three and nine months ended July 31, 2014, $251,855 was charged to stock compensation expense, representing 62,495 shares of our Common Stock. In the three months ended July 31, 2014, the 2011 Omnibus Incentive Plan was increased from 520,000 to 2,120,000, resulting in three quarterly vesting issuances occurring in the period.

During December 2013, the Board of Directors deemed it advisable and in the best interests of the Company to amend a certain provision of the consulting agreement with Mr. Moore, which took effect August 19, 2013 and issue 37,500 restricted stock units (RSU’s). The RSU grant will vest quarterly over three years such that 100 % of the RSU will be vested on the third anniversary date (December 2016). Since Mr. Moore was not nominated for re-election, only 10,976 RSUs vested through his current term on the Board. Accordingly, $46,099 was charged to stock compensation expense for the three and nine months ended July 31, 2014.

Legal Proceedings - Iliad Research and Trading

On March 24, 2014, Iliad Research and Trading, L.P. (“Iliad”) filed a complaint (the “Complaint”) against us in the Third Judicial District Court of Salt Lake County, Utah, purporting to assert claims for breach of express and implied contract. Specifically, Iliad alleged that the Company granted a participation right to Tonaquint, Inc. (“Tonaquint”) in a securities purchase agreement between Tonaquint and the Company, dated as of December 13, 2012 (the “Purchase Agreement”), pursuant to which Tonaquint was entitled to participate in any transaction that the Company structured in accordance with Section 3(a)(9) or Section 3(a)(10) of the Securities Act of 1933, as amended. Iliad further alleged that the settlement that the Company entered into with Ironridge Global IV, Ltd. (“Ironridge”), pursuant to which the Company issued certain shares of our Common Stock to Ironridge in reliance on the Section 3(a)(10) exemption, occurred without adequate notice for Tonaquint to exercise its participation right. In addition, Iliad alleged that it acquired all of Tonaquint’s rights under the Purchase Agreement in April 2013. On May 9, 2014, the Company filed papers in support of its motion to dismiss the Complaint in its entirety. On June 2, 2014, Iliad filed an amended complaint (the “Amended Complaint”), which purported to add claims against the Company under the federal and Utah securities laws and for common law fraud. On June 30, 2014, the Company removed the action to the United States District Court for the District of Utah. On August 1, 2014, after the Court issued its Order Granting Stipulated Motion for Leave to File Second Amended Complaint, Iliad filed a Second Amended Complaint (the “SAC”), which purports to add a sixth claim for conversion. Iliad seeks “damages in an amount to be determined at trial” (though the common law fraud damages alone are alleged to be “greater than $300,000”) plus interest, attorneys’ fees and costs. Iliad has also asked for punitive damages in connection with its claims under the Utah Securities Act (equal to three times its actual damages ), common law fraud and conversion. On August 22, 2014, the Company filed papers in support of its motion to dismiss the SAC in its entirety. The Company intends to continue to defend itself vigorously.

University of Pennsylvania

On May 10, 2010, the Company entered into a second amendment to the Penn license agreement pursuant to which it acquired exclusive licenses related to its proprietary Lm-LLO cancer immunotherapy technology. As part of this amendment the Company exercised its option for the rights to additional patent dockets and agreed to pay historical patent costs incurred by Penn. On July 25, 2014, the Company entered into a fifth amendment to the Penn license agreement pursuant to which both parties mutually agreed to eliminate a near-term milestone payment obligation the Company had to Penn, as well as modify others relating to the development and commercialization of its Lm-LLO cancer immunotherapy technology. During the three months ended July 31, 2014, the Company paid Penn approximately $9,000 under all licensing agreements. During the nine months ended July 31, 2014, the Company paid Penn approximately $607,000 under all licensing agreements. As of July 31, 2014, the Company had no outstanding balance with Penn under all licensing agreements. As of July 31, 2014, Penn owned 28,468 shares of the Company’s Common Stock.

Consulting Agreement; Debt Conversion/Repayment

On August 19, 2013, the Company entered into a consulting agreement with Mr. Thomas A. Moore, a Director of the Company and our former Chief Executive Officer, pursuant to which Mr. Moore will continue to assist the Company in exchange for (i) receiving an aggregate of approximately $350,000, paid in installments over the course of the one year consulting period, (ii) reimbursement by the Company for any costs associated with or incurred by Mr. Moore for participation in a group health plan and (iii) a grant of 37,500 RSUs that will vest quarterly over three years. Since Mr. Moore was not nominated for re-election, only 10,976 RSUs vested through his current term on the Board. The one-year consulting agreement automatically terminated on August 18, 2014.

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

The Company is currently in discussions with Numoda relating to amounts outstanding under these agreements. Numoda has taken the position that it is owed approximately $540,000 while the Company believes that the amount due to Numoda should be substantially less than that amount. On July 31, 2014, Advaxis and Numoda entered into a Standstill Agreement for a period of two months pursuant to which Advaxis paid Numoda $225,000, which will be credited against any final amount Advaxis agrees or is required to pay Numoda. Advaxis and Numoda are working together to reach a final settlement regarding such outstanding amounts.

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

Equity Enhancement Program

On September 27, 2013, the Company notified Hanover Holdings LLC that it irrevocably commits to suspend any draw-downs under the Common Stock Purchase Agreement without the prior written consent of Aegis Capital Corp. for a six month period from the closing. During the nine months ended July 31, 2014, the Company and Hanover agreed to terminate the Common Stock Purchase Agreement in exchange for the issuance of 7,080 shares of the Company’s Common Stock.

Licensing Agreement – Global BioPharma Inc.

On December 9, 2013, the Company entered into an exclusive licensing agreement for the development and commercialization of ADXS-HPV with Global BioPharma, Inc. (“GBP”), a Taiwanese based biotech company funded by a group of investors led by Taiwan Biotech Co., Ltd (TBC).

GBP plans to conduct registration trials with ADXS-HPV for the treatment of advanced cervical cancer and will explore the use of Advaxis’s lead product candidate in several other indications including lung, head and neck, and anal cancer.

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

GBP will be responsible for all clinical development and commercialization costs in the GBP territory. In collaboration with Advaxis, GBP will also identify and pay the clinical trial costs for up to 150 patients with cervical cancer for enrollment in Advaxis’s U.S. and GBP’s Asia registrational programs for cervical cancer. GBP is committed to establishing manufacturing capabilities for its own territory and to serving as a secondary manufacturing source for Advaxis in the future. Under the terms of the agreement, Advaxis will exclusively license the rights of ADXS-HPV to GBP for Asia, Africa, and former USSR territory, exclusive of India and certain other countries, for all HPV-associated indications. Advaxis retains exclusive rights to ADXS-HPV for the rest of the world.

Licensing Agreement – Aratana Therapeutics

On March 19, 2014, the Company and Aratana entered into a definitive Exclusive License Agreement (the “Agreement”). Pursuant to the Agreement, Advaxis granted Aratana an exclusive, worldwide, royalty-bearing, license, with the right to sublicense, certain Advaxis proprietary technology that enables Aratana to develop and commercialize animal health products that will be targeted for treatment of osteosarcoma and other cancer indications in animals. Under the terms of the Agreement, Aratana paid an upfront payment to the Company, of $1 million. As this license has stand-alone value to Aratana (who has the ability to sublicense) and was delivered to Aratana, upon execution of the Agreement, the Company recorded the $1 million payment as licensing revenue in the three months ended April 30, 2014. Aratana will also pay the Company up to an additional $36.5 million based on the achievement of certain milestones with respect to the advancement of products pursuant to the terms of the Agreement. In addition, Aratana may pay the Company an additional $15 million in cumulative sales milestones pursuant to the terms of the Agreement.

Advaxis (i) issued and sold 306,122 shares of Advaxis’s Common Stock to Aratana at a price of $4.90 per share, which was equal to the closing price of the Common Stock on the NASDAQ Capital Market on March 19, 2014, and (ii) issued a ten-year warrant to Aratana giving Aratana the right to purchase up to 153,061 additional shares of Advaxis’s Common Stock at an exercise price of $4.90 per share. In connection with the sale of the Common Stock and warrants, Advaxis received aggregate net proceeds of $1,500,000.

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

JLS Ventures

During the three months ended July 31, 2014 the Company issued 200,000 shares of its Common Stock to JLS Ventures pursuant to the underlying agreement for investor relations services. As of July 31, 2014, there were no outstanding obligations under this agreement.

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

● Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

The following table provides the liabilities carried at fair value measured on a recurring basis as of July 31, 2014:

July 31, 2014	Level 1	Level 2	Level 3	Total
Common stock warrant liability, warrants exercisable at $5.63 - $21.25 from August 2014 through March 2024	$-	$	$35,084	$35,084

October 31, 2013	Level 1	Level 2	Level 3	Total
Common stock warrant liability, warrants exercisable at $5.63 - $21.25 from October 2012 through August 2017	$-	$	$646,734	$646,734

Common stock warrant liability:

July 31, 2014
(Unaudited)
Beginning balance: October 31, 2013	$646,734
Issuance of additional warrants due to anti-dilution provisions	4,445
Change in fair value	(616,095)
Balance at July 31, 2014	$35,084

13. SUBSEQUENT EVENTS

Issuance of shares to Consultant

On September 2, 2014, the Company issued 1,179 shares of its Common Stock to an accredited investor as payment for consulting services rendered.

Employment Agreements

On August 29, 2014, the Company issued 2,507 shares of its Common Stock to its Executive Officers, pursuant to their Employment Agreements.

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

Overview

Advaxis is a clinical-stage biotechnology company developing multiple cancer immunotherapies based on its proprietary platform intended to redirect the immune system to kill cancer. Our Lm-LLO technology, using bioengineered live attenuated Listeria monocytogenes bacteria, is the only known cancer immunotherapy shown in preclinical studies to neutralize Tregs and MSDCs, both of which protect the tumor microenvironment from immunologic attack and contribute to tumor growth.

ADXS-HPV Franchise

ADXS-HPV is a Lm-LLO immunotherapy directed against HPV and designed to target cells expressing the HPV gene E7. It is currently under investigation in three HPV-associated cancers: recurrent or persistent cervical cancer, head and neck cancer, and anal cancer, both as a monotherapy and in combination with investigational anti-PD-L1 immune checkpoint inhibitor, MEDI4736.

Cervical Cancer

We completed a Phase 2 clinical study that was conducted in India in 110 women with recurrent cervical cancer. The final results, were presented at the 2014 American Society of Clinical Oncology (ASCO) Annual Meeting, and showed that 22% (24/109) of the patients were long-term survivors (“LTS”) of greater than 18 months. 18% (16/91) of patients were alive for more than 24 months. Of the 109 patients treated in the study, LTS included not only patients with tumor shrinkage but also patients who had experienced increased tumor burden. 17% (19/109) of the patients in the trial had recurrence of disease after at least two prior treatments for their cervical cancer; these patients comprised 8% (2/24) of LTS. Among the LTS, 25% (3/11) of patients had an ECOG performance status of 2, a patient population that is often times excluded from clinical trials because of their poor survival.

We have completed an End-of-Phase 2 (“EOP2”) meeting with the United States Food and Drug Administration (“FDA”).  The purpose of the EOP2 meeting was to discuss ADXS-HPV’s preclinical data, Chemistry, Manufacturing and Controls (“CMC”) and clinical program prior to moving ADXS-HPV forward into the next phase of clinical development in cervical cancer.  At the meeting, the FDA provided guidance on our CMC activities and clinical development plan.  We are in dialogue with the FDA to incorporate this valuable guidance into our planned registration program and we plan to submit a Phase 3 protocol for a special protocol assessment (“SPA”). We are planning to initiate an adequate and well-controlled clinical trial in cervical cancer in 2015 to support a Biologics License Application (“BLA”) submission in the U.S.

The adequate and well-controlled Phase 3 clinical trial that we are planning to conduct will compare repeating cycles of ADXS-HPV against physician’s choice of chemotherapy, in women with recurrent or persistent cervical cancer who have progressed after receiving prior approved therapy. This population has a tremendous medical need because no available treatment has been shown to improve their survival. The goal of the study would be to provide clinically relevant life extension to these patients. We have entered into a Master Services Agreement with inVentiv Clinical Health (“inVentiv”) to serve as its global Contract Research Organization (“CRO”) for this study.

The Gynecologic Oncology Group (GOG) of the National Cancer Institute (NCI) is independently conducting a single arm Phase 2 study of ADXS-HPV as monotherapy in women with recurrent/refractory cervical cancer in the US. We have agreed to provide clinical material to support this study but do not control the conduct of the study.

We have received Institutional Review Board (IRB) approval at Georgia Regents University (“GRU”) Cancer Center to initiate a Phase 1/2 trial evaluating higher doses, repeat cycles and immunologic effect in patients with recurrent cervical cancer.

We recently entered into a clinical trial collaboration agreement with MedImmune LLC (“MedImmune”), the global biologics research and development arm of AstraZeneca, where we plan to collaborate on a Phase 1/2 study to evaluate safety and efficacy of MedImmune’s investigational anti-PD-L1 immune checkpoint inhibitor, MEDI4736, in combination with Advaxis’s investigational Lm-LLO cancer immunotherapy, ADXS-HPV, as a combination treatment for patients with advanced, recurrent or refractory HPV associated cervical cancer and HPV-associated head and neck cancer.

ADXS-HPV has received orphan drug designation for invasive Stage II-IVb cervical cancer.

Head and Neck Cancer

The safety and efficacy of ADXS-HPV is being evaluated in a Phase 1/2 study under an investigator-sponsored IND at Mount Sinai in patients with HPV-positive head and neck cancer. This clinical trial is the first study to evaluate the effects of ADXS-HPV in patients when they are initially diagnosed with HPV-associated head and neck cancer, prior to receiving any chemotherapy or radiation for their cancer.

As stated above, we recently entered into a clinical trial collaboration agreement with MedImmune to collaborate on a Phase 1/2 study to evaluate safety and efficacy of MEDI4736 in combination with ADXS-HPV as a combination treatment for patients with advanced, recurrent or refractory HPV associated cervical cancer and HPV-associated head and neck cancer. We are preparing to file an IND and associated protocol with the FDA in the coming months.

ADXS-HPV has received orphan drug designation for HPV-associated head and neck cancer.

Anal Cancer

The safety and efficacy of ADXS-HPV is being evaluated in a Phase 1/2 study under an investigator-sponsored IND by Brown University in patients with HPV-associated anal cancer.

ADXS-HPV has received orphan drug designation for HPV-associated anal cancer.

ADXS-PSA Franchise

Prostate Cancer

ADXS-PSA is a Lm-LLO immunotherapy designed to target the PSA antigen associated with prostate cancer.

We recently entered into a clinical trial collaboration and supply agreement with Merck & Co. (“Merck”), to evaluate the safety and efficacy of ADXS-PSA as monotherapy and in combination with Merck’s investigational anti PD-1 antibody MK-3475 (pembrolizumab), in a Phase 1/2 study in patients with previously treated metastatic, castration-resistant prostate cancer. We are preparing to file an IND and associated protocol with the FDA in the coming months.

ADXS-cHER2 Franchise

Pediatric Osteosarcoma

ADXS-cHER2 is a Lm-LLO immunotherapy designed to target the Her2 gene which is overexpressed in some cancers such as human and canine osteosarcoma, breast, gastric and other. We are completing the activities required for an IND filing in 2014 with plans to initiate a Phase 1 study in patients with HER2-overexperssing cancers. Thereafter, we intend to initiate a clinical development program with ADXS-cHER2 for the treatment of pediatric osteosarcoma.

In a veterinarian clinical study, pet dogs with naturally occurring osteosarcoma treated with ADXS-cHER2 after the standard of care showed a statistically significant prolonged overall survival benefit compared with dogs that received standard of care without ADXS-cHER2. Both veterinary and human osteosarcoma specialists consider canine osteosarcoma to be the best model for human osteosarcoma.

Pediatric osteosarcoma affects about 400 children and teens in the U.S. every year, representing a small but significant unmet medical need that has seen little therapeutic improvement in decades. Pediatric osteosarcoma is considered a rare disease and may qualify for regulatory incentives including, but not limited to, orphan drug designation, patent term extension, market exclusivity, and development grants. Given the limited availability of new treatment options for pediatric osteosarcoma, and that it is an unmet medical need affecting a very small number of patients in the U.S. annually, we believe that, subject to regulatory approval, the potential to be on the market may be accelerated.

ADXS-HPV has received orphan drug designation for osteosarcoma.

Canine Osteosarcoma

A product license request has been filed by Aratana for ADXS-cHER2 (also known as AT-014 by Aratana) for the treatment of canine osteosarcoma with the United States Department of Agriculture (“USDA”). While the USDA has no specific obligation to respond within a prescribed timeframe, the companies expect a response from the USDA to the request for a product license within the next several months. Aratana has been granted exclusive worldwide rights by Advaxis to develop and commercialize ADXS-cHER2 in animals.

Lm-LLO Combination Franchise

ADXS-HPV and MEDI4736

As stated above, we recently entered into a clinical trial collaboration agreement with MedImmune, the global biologics research and development arm of AstraZeneca, where we plan to collaborate on a Phase 1/2 study to evaluate safety and efficacy of MedImmune’s investigational anti-PD-L1 immune checkpoint inhibitor, MEDI4736, in combination with Advaxis’s investigational Lm-LLO cancer immunotherapy, ADXS-HPV, as a combination treatment for patients with advanced, recurrent or refractory HPV associated cervical cancer and HPV-associated head and neck cancer.

ADXS-PSA and MK-3475

As stated above, we recently entered into a clinical trial collaboration agreement with Merck to evaluate the safety and efficacy of ADXS-PSA as monotherapy and in combination with Merck’s anti PD-1 antibody pembrolizumab, in a Phase 1/2 study in patients with previously treated metastatic, castration-resistant prostate cancer. We are preparing to file an IND and associated protocol with the FDA in the coming months.

Lm-LLO and GRU

We have a non-clinical research agreement with GRU which provides research collaboration of the in vitro effect of our Lm-LLO cancer immunotherapy technology evaluating it in combination with other immunotherapies, including, but not limited to, anti-PD-L1 & anti-PD-1 immune checkpoint inhibitors.

Corporate

We continue to invest in the development of our platform technology and utilize our capital most efficiently. For example, we recently entered into an amendment with Penn, where both parties mutually agreed to eliminate a near-term milestone payment obligation we had to Penn, as well as modify others relating to the development and commercialization of our Lm-LLO cancer immunotherapy technology. In addition, to ensure we appropriately support our development efforts, we entered into a master service agreement with inVentiv, a leading global CRO, for the clinical development of our immunotherapy products. inVentiv is a suitable partner, providing full CRO services to execute our clinical studies while offering competitive rates and, pending regulatory approval, we have the option to leverage inVentiv’s significant commercialization capabilities.

We have been added to the Russell Microcap Index, which is widely used by investment managers and institutional investors for index funds and as benchmarks for active investment strategies.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2014 AND 2013

Revenue

We did not record any revenue for the three months ended July 31, 2014 and 2013.

Research and Development Expenses

We make significant investments in research and development in support of our development programs both clinically and pre-clinically. Research and development costs are expensed as incurred and primarily include salary and benefit costs, third-party grants, fees paid to clinical research organizations, and supply costs. Research and development expense was $3.0 million for the three months ended July 31, 2014, compared with $1.3 million for the three months ended July 31, 2013, an increase of $1.7 million. The increase was primarily a result of higher third-party costs, specifically related to the ADXS-HPV cervical cancer program and ADXS-cHER2 preclinical support, as well as higher stock compensation costs.

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

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs for employees included in our finance, legal and administrative organizations, outside legal and professional services, and facilities costs. General and administrative expense was $3.0 million for the three months ended July 31, 2014, compared with $1.7 million for the three months ended July 31, 2013, an increase of $1.3 million. The increase was primarily a result of higher stock compensation costs from Common Stock that was issued after the number of authorized shares under the 2011 Omnibus Incentive Plan was increased from 520,000 to 2,120,000, and non-cash investor relations costs.

Interest Expense

Interest expense was $0 for the three months ended July 31, 2014, compared with $142,842 for the three months ended July 31, 2013. The decrease was a result from the significant reduction in overall debt from approximately $3.6 million in outstanding principal at July 31, 2013 to $62,882 in outstanding principal at July 31, 2014. Substantially all of the outstanding principal at July 31, 2013 was converted or repaid during the fiscal year ended October 31, 2013, resulting in a significant decrease in interest expense for the three months ended July 31, 2014.

Other Income / (Expense)

Other income was $9,553 for the three months ended July 31, 2014, compared to other expense of $17,372 for the three months ended July 31, 2013. Interest income earned for the three months ended July 31, 2014 reflected interest income earned on the Company’s savings account balance. Interest expense for the three months ended July 31, 2013 reflected the result of unfavorable changes in foreign exchange rates relating to transactions with certain vendors.

Gain on Note Retirement and Accounts Payable

Non-cash income for gain on note retirement and accounts payable was $0 for the three months ended July 31, 2014, compared to non-cash income for gain on note retirement and accounts payable of $1,723 for the three months ended July 31, 2013. Non-cash income earned for the three months ended July 31, 2013 primarily resulted from the settlement of outstanding payables with shares of our Common Stock at a discount.

Changes in Fair Values

Change in fair value was $210,298 for the three months ended July 31, 2014, compared with change in fair value of $1,616,919 for the three months ended July 31, 2013. The non-cash income from changes in the fair value of the warrant liability recorded for the three months ended July 31, 2014 were a result of a decrease in the number of liability warrants in addition to lower volatility of the Company’s stock price used in the BSM. The non-cash income from changes in the fair value of the warrant liability recorded for the three months ended July 31, 2013 were a result of a decrease in the fair value of each liability warrant due to a decrease in our share price from $8.31 at April 30, 2013 to $3.50 at July 31, 2013 in addition to a smaller range of share prices used in the calculation of the BSM volatility input. This was slightly offset by non-cash expenses related to the mark-to-market of convertible notes, accounted for under Fair Value accounting.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JULY 31, 2014 AND 2013

Revenue

During our second fiscal quarter ended April 30, 2014, we transitioned from a development stage company to an operating company. On March 19, 2014, we and Aratana entered into a definitive Agreement pursuant to which we granted Aratana an exclusive, worldwide, royalty-bearing, license, with the right to sublicense, certain, Advaxis proprietary technology that enables Aratana to develop and commercialize animal health products that will be targeted for treatment of osteosarcoma and other cancer indications in animals. Under the terms of the Agreement, Aratana paid us an upfront payment of $1 million. As this license has stand-alone value to Aratana (who has the ability to sublicense) and was delivered to Aratana upon execution of the Agreement, we properly recorded the $1 million payment as licensing revenue for the nine months ended July 31, 2014.

We did not record any revenue for the nine months ended July 31, 2013.

Research and Development Expenses

We make significant investments in research and development in support of our development programs both clinically and pre-clinically. Research and development costs are expensed as incurred and primarily include salary and benefit costs, third-party grants, fees paid to clinical research organizations, and supply costs. Research and development expense was $6.1 million for the nine months ended July 31, 2014, compared with $4.4 million for the nine months ended July 31, 2013, an increase of $1.7 million. The increase was primarily a result of higher third-party costs, specifically related to ADXS-HPV cervical cancer program and ADXS-cHER2 preclinical support.

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

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs for employees included in our finance, legal and administrative organizations, outside legal and professional services, and facilities costs. General and administrative expense was $9.4 million for the nine months ended July 31, 2014, compared with $6.3 million for the nine months ended July 31, 2013, an increase of $3.1 million. The increase was primarily a result of higher stock compensation costs from Common Stock that was issued after the number of authorized shares under the 2011 Omnibus Incentive Plan was increased from 520,000 to 2,120,000, and non-cash investor relations costs.

Interest Expense

Interest expense was $5,253 for the nine months ended July 31, 2014, compared with $600,004 for the nine months ended July 31, 2013. The decrease was a result of the significant reduction in overall debt from approximately $3.6 million in outstanding principal at July 31, 2013 to $62,882 in outstanding principal at July 31, 2014. In addition, we recorded $157,150 in non-cash interest expense, in the prior period, related to the issuance of 3.5 million shares (Commitment Fee Shares) under the Hanover Purchase Agreement.

Other Income / (Expense)

Other income was $28,874 for the nine months ended July 31, 2014, compared to other expense of $15,926 for the nine months ended July 31, 2013. Interest income earned for the nine months ended July 31, 2014 reflected interest income earned on the Company’s savings account balance. Interest income earned for the nine months ended July 31, 2013 reflected the result of approximately $5,100 in interest income from payments made to us under the terms of a convertible promissory note, more than offset by expense of approximately $21,000 related to unfavorable changes in foreign exchange rates relating to transactions with certain vendors.

Gain on Note Retirement and Accounts Payable

Non-cash income for gain on note retirement and accounts payable was $6,243 for the nine months ended July 31, 2014, compared to non-cash income for gain on note retirement and accounts payable of $349,009 for the nine months ended July 31, 2013. Non-cash income earned for the nine months ended July 31, 2014 primarily resulted from the settlement of outstanding payables with shares of our Common Stock at a discount. Non-cash income earned for the nine months ended July 31, 2013 primarily resulted from the settlement of outstanding payables with shares of our Common Stock at a discount. This income was partially offset by charges incurred related to the conversion of notes into shares of our Common Stock by investors.

Changes in Fair Values

Change in fair value was $616,095 for the nine months ended July 31, 2014, compared with change in fair value of $2.3 million for the nine months ended July 31, 2013. The non-cash income from changes in the fair value of the warrant liability recorded for the nine months ended July 31, 2014 were a result of a decrease in the fair value of each liability warrant due to a decrease in our share price from $3.74 at October 31, 2013 to $2.72 at July 31, 2014 in addition to a lower volatility of the Company’s stock price used in the BSM. Changes in the fair value of the warrant liability recorded for the nine months ended July 31, 2013 were a result of non-cash expense of approximately $1.2 million from the mark-to-market of our convertible promissory notes, accounted for under fair value accounting. In addition, we recorded non-cash expense of approximately $1.1 million resulting from the number of outstanding liability warrants increasing during the prior period in addition to a larger range of share prices used in the calculation of the BSM Model volatility input.

Potential future increases or decreases in our stock price will result in increased or decreased warrant and embedded derivative liabilities, respectively, on our balance sheet and therefore increased or decreased expenses being recognized in our statement of operations in future periods.

Income Tax Benefit

We may be eligible, from time to time, to receive cash from the sale of our Net Operating Losses (“NOLs”) under the State of New Jersey NOL Transfer Program. In the nine months ended July 31, 2014, we received a net cash amount of $625,563 from the sale of our state NOLs and research & development tax credits for the periods ended October 31, 2010 and 2011.

In the nine months ended July 31, 2013, we received a net cash amount of $725,190 from the sale of our state NOLs and research & development tax credits for the periods through October 31, 2010.

Liquidity and Capital Resources

Since our inception through July 31, 2014, the Company has reported accumulated net losses of $83.7 million and recurring negative cash flows from operations. We anticipate that we will continue to generate significant losses from operations for the foreseeable future.

Cash used in operating activities for the nine months ending July 31, 2014 was $12.8 million (including proceeds from the sale of our state NOLs and R&D tax credits of approximately $0.6 million) primarily from spending associated with our clinical trial programs and general & administrative spending. Total spending approximated $13.9 million, including one-time non-recurring costs associated with our October 2013 financing, March 2014 financing, certain compensation costs and the settlement of legal claims.

Cash used in investing activities, for the nine months ended July 31, 2014, was $312,710 resulting from legal cost spending in support of our intangible assets (patents) and costs paid to Penn for patents.

Cash provided by financing activities, for the nine months ended July 31, 2014, was $14.8 million, primarily resulting from the public offering of 4,692,000 shares of Common Stock at $3.00 per share, resulting in net proceeds of $12.6 million. In addition, the Company sold 306,122 shares of Advaxis’s Common Stock to Aratana at a price of $4.90 per share, resulting in net proceeds of $1.5 million. The Company also received $0.4 million from the sale of Common Stock under Stock Purchase Agreement with GBP and issued GBP 108,724 shares of our Common Stock.

For the nine months ending July 31, 2013, we issued to certain accredited investors (including JMJ Financial) convertible promissory notes in the aggregate principal amount of $2,138,277 for an aggregate net purchase price of $2,110,500. These convertible promissory notes were issued with either original issue discounts ranging from 15% to 25% or are interest-bearing and are convertible into shares of our Common Stock. Some of these convertible promissory notes were issued along with warrants. Most of the convertible promissory notes have subsequently converted into Common Stock. In addition, during the nine months ended July 31, 2013, Mr. Moore loaned our company $11,200 under the Moore Notes. The Company repaid Mr. Moore $85,700 under the Moore Notes.

During the nine months ended July 31, 2013, we issued 17,657 shares of our Common Stock, to accredited investors, at a price per share of $4.375, resulting in total net proceeds of $77,250.

During the nine months ended July 31, 2013, we issued 348,724 shares of our Common Stock to Hanover in connection with the settlement of drawdowns pursuant to the Hanover Purchase Agreement, at prices ranging from approximately $3.32 to $7.48 per share. The per share price for such shares was established under the terms of the Hanover Purchase Agreement. We received total net proceeds of $2,934,624 in connection with these drawdowns.

Our limited capital resources and operations to date have been funded primarily with the proceeds from public and private equity, debt financings, NOL tax sales and income earned on investments and grants. We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future, due to the substantial investment in research and development. As of July 31, 2014 and October 31, 2013, we had an accumulated deficit of $83,747,026 and $70,465,823, respectively and shareholders’ equity of $23,272,869 and $18,002,142, respectively.

The Company believes its current cash position is sufficient to fund its business plan through our fiscal year ending October 31, 2015. This assessment is based on current estimates and assumptions regarding our clinical development program and business needs. Actual results could differ materially from this projection. Subsequent to July 31, 2014, the Company may plan to continue to raise additional funds through the sales of debt and/or equity securities as needed.

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

Off-Balance Sheet Arrangements

As of July 31, 2014, we had no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2014, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is from time to time involved in legal proceedings in the ordinary course of our business. The Company does not believe that any of these claims or proceedings against us is likely to have, individually or in the aggregate, a material adverse effect on the financial condition or results of operations. Refer to Note 10: Commitments and Contingencies to our financial statements included elsewhere in this Quarterly Report for more information on legal proceedings.

ITEM 1A. RISK FACTORS

There were no material changes in any risk factors previously disclosed in the Company’s Annual Report on Form 10-K or in the Company’s Form 10-Q filed with the Securities and Exchange Commission on January 29, 2014 and June 10, 2014, respectively.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period covered by this report, we have issued unregistered securities to the persons as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 3(a)(9) or Section 4(a)(2) thereof and/or Regulation D promulgated thereunder. All recipients had adequate access to information about us. We have not furnished information under this item to the extent that such information previously has been included under Item 3.02 in a Current Report on Form 8-K.

On May 1, 2014, the registrant issued 7,061 shares of Common Stock to an accredited investor as payment for consulting services rendered.

On May 2, 2014, the registrant issued 8,615 shares of Common Stock to its Executive Officers, pursuant to their Employment Agreements.

On May 13, 2014, the registrant issued 100,000 shares of Common Stock to an accredited investor as payment for consulting services rendered.

On May 15, 2014, the registrant issued 70,323 shares of Common Stock to an accredited investor as payment for consulting services rendered.

On June 2, 2014, the registrant issued 1,179 shares of Common Stock to an accredited investor as payment for consulting services rendered.

On June 16, 2014, the registrant issued 2,411 shares of Common Stock to an accredited investor as payment for consulting services rendered.

On July 1, 2014, the registrant issued 5,590 shares of Common Stock to its Executive Officers, pursuant to their Employment Agreements.

On July 1, 2014, the registrant issued 1,179 shares of Common Stock to an accredited investor as payment for consulting services rendered.

On July 23, 2014, the registrant issued 75,000 shares of Common Stock to an accredited investor as payment for consulting services rendered.

On August 1, 2014, the registrant issued 4,869 shares of Common Stock to its Executive Officers, pursuant to their Employment Agreements.

On August 1, 2014, the registrant issued 1,179 shares of Common Stock to an accredited investor as payment for consulting services rendered.

ITEM 5. OTHER INFORMATION

On September 8, 2014, Advaxis and IDT Biologika GmbH (“IDT”) entered into a definitive Manufacturing Services Agreement (the “IDT Agreement”) pursuant to which IDT has agreed to manufacture, produce and supply ADXS-HPV (the “Product”), as well as perform other work specified under a work plan and work packages, which may be amended by the parties from time-to-time during the term of the IDT Agreement. IDT is required to conduct manufacturing activities in accordance with cGMP (except with respect to certain products deemed “Development Products”), applicable specifications, the terms of the IDT Agreement and the terms of a quality agreement. Additionally, IDT is required to manufacture the Product and may not subcontract any performance of services without Advaxis’s prior consent. In exchange for IDT’s services, Advaxis is required to pay IDT in accordance with the provisions set forth in the IDT Agreement and the applicable work package. IDT is responsible for compliance with German federal, state and local tax requirements relating to payments made by Advaxis to IDT under the IDT Agreement. Under the IDT Agreement, IDT agreed to reserve the necessary resources and capacities needed to perform the services.

Pursuant to the IDT Agreement, Advaxis granted IDT a non-exclusive, royalty-free, license to use certain of Advaxis’s intellectual property in connection with IDT’s performance of services under the IDT Agreement. IDT granted Advaxis an irrevocable, fully paid, non-exclusive worldwide license, with the right to grant and authorize sublicenses, under any and all of IDT’s intellectual property that IDT incorporates pursuant to the IDT Agreement into the master production record or into the specifications, to make, have made, use, have used, sell, offer for sale, have sold, import, have imported, export, have exported, develop, have developed, commercialize, and have commercialized any product.

Under the terms of the IDT Agreement, in the event that, pursuant to the work plan, IDT requires new capital equipment to conduct manufacturing or other services, the parties will negotiate in good faith and mutually agree upon the terms for procurement of such equipment. Advaxis will own such new equipment and will reimburse IDT for the costs of such equipment. In addition, during such time period that such equipment is the property of Advaxis, IDT is responsible for maintaining and repairing such equipment, and Advaxis is required to pay the reasonable costs of such maintenance and repair. At the expiration or termination of the IDT Agreement, the items of such equipment that are installed as part of an IDT production line will be retained and be owned by IDT, and IDT will be required to pay Advaxis the depreciated book value of such items of equipment. With respect to the items of equipment that are not so installed at the expiration or termination of the IDT Agreement in an IDT production line, the parties will agree to either (a) ship such equipment to Advaxis, at Advaxis’s expense; (b) dispose of such items of equipment, at Advaxis’s expense, (c) continue to retain the items of such equipment as Advaxis’s property to be used for manufacturing the Product, or (d) pay Advaxis the depreciated book value of such items of equipment and thereafter retain and own such items of equipment.

Additionally, under the IDT Agreement, Advaxis has the sole right and responsibility for filing all documents with applicable regulatory authorities and for taking any other actions that may be required or necessary in order to obtain regulatory approval from such regulatory authorities for the use of the Product in clinical trials or in order to obtain marketing authorization for the Product. IDT is responsible for all communications with any regulatory authority or other governmental authority or agency relating to maintaining facility licensure. Furthermore, Advaxis will be responsible for recalls of the Product, and IDT is required to fully cooperate with respect to same. All costs of a Product recall or other corrective measure related to the Product is the sole responsibility of Advaxis, except to the extent such recall is due to a defective product caused by IDT, in which event IDT shall also be liable for the direct costs of such recall.

Each party has the right to terminate the IDT Agreement, and in the case of Advaxis any work plan, in whole or in part at any time by providing prior notice of termination to the other party in the event that the other party (a) defaults in the performance of any material obligation and fails to cure such default within sixty days after receiving a notice specifying such default, (b) enters into bankruptcy proceedings or (c) is not able to procure or maintain the insurance coverage as required by the Agreement.

The term of the IDT Agreement begins on the Agreement’s effective date. The IDT Agreement will remain in full force and effect for an initial period of eighty-four months after the date on which the first regulatory approval (the “First Regulatory Approval Date”) is granted by any regulatory authority for the use, distribution or sale of any Product in the respective end market for which such regulatory approval has been granted, provided, that at the end of each consecutive twelve month period after the First Regulatory Approval Date, the term of the IDT Agreement will automatically extend by for a twelve month period unless either party provides at least thirty-six months’ advance notice to the other party of termination of the Agreement. Notwithstanding the foregoing, in the event that no First Regulatory Approval Date occurs within thirty-six months after the IDT Agreement’s effective date, the IDT Agreement will automatically terminate at the end of such thirty-six month period.

On August 22, 2011, the Board of Directors of Advaxis adopted the 2011 Omnibus Incentive Plan, which was subsequently approved by our stockholders on September 27, 2011, and further amended and approved by the stockholders on August 13, 2012 and July 9, 2014. On September 8, 2014, the Board of Directors of Advaxis approved an Amended and Restated 2011 Omnibus Incentive Plan to consolidate the prior amendments and further amend the plan. The Amended and Restated 2011 Omnibus Incentive Plan is unchanged from the previously approved plan, as amended, except for a change in the annual per-person award limitation to provide that in any fiscal year of the company (during any part of which the plan is in effect), no participant may be granted (i) options or stock appreciation rights with respect to more than Two Hundred Fifty Thousand (250,000) shares or (ii) restricted stock, restricted stock units, performance shares and/or other stock-based awards with respect to more than Two Hundred Fifty Thousand (250,000) shares (subject to adjustment as provided in Section 10(c) on the plan). This is not a complete statement of the Amended and Restated 2011 Omnibus Incentive Plan. A copy of the full Amended and Restated 2011 Omnibus Incentive Plan is attached to this quarterly report as Exhibit 10.4.

On September 9, 2014, Advaxis announced the completion of an EOP2 meeting with the FDA for its lead Lm-LLO cancer immunotherapy, ADXS-HPV, for the treatment of recurrent cervical cancer in women.  The purpose of the EOP2 meeting was to discuss ADXS-HPV’s preclinical data, CMC and clinical program prior to moving ADXS-HPV forward into the next phase of clinical development in cervical cancer.  At the meeting, the FDA provided guidance on the Company’s CMC activities and clinical development plan. The Company is in dialogue with the FDA to incorporate this valuable guidance into its planned registration program and the Company plans to submit a Phase 3 protocol for a SPA. The Company is planning to initiate an adequate and well-controlled clinical trial in cervical cancer in 2015 to support a BLA submission in the U.S.

The adequate and well-controlled Phase 3 clinical trial that the Company is planning to conduct will compare repeating cycles of ADXS-HPV against physician’s choice of chemotherapy, in women with recurrent or persistent cervical cancer who have progressed after receiving prior approved therapy. This population has a tremendous medical need because no available treatment has been shown to improve their survival. The goal of the study would be to provide clinically relevant life extension to these patients. The Company has entered into a Master Services Agreement with inVentiv to serve as its global CRO for this study.

ITEM 6. EXHIBITS.

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Annex C to DEF 14A Proxy Statement filed with the SEC on May 15, 2006.

3.2	Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock of the registrant, dated September 24, 2009. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on September 25, 2009.

3.3	Certificate of Designations of Preferences, Rights and Limitations of Series B Preferred Stock of the registrant, dated July 19, 2010. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on July 20, 2010.

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 16, 2012. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on August 17, 2012.

3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 11, 2013 (reverse stock split). Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on July 15, 2013.

3.6	Certificate of Amendment of the Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 12, 2013 (reverse stock split). Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the SEC on July 15, 2013.

3.7	Certificate of Amendment of the Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 9, 2014. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on July 10, 2014.

3.8	Amended and Restated Bylaws. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-QSB filed with the SEC on September 13, 2006.

10.1***	Clinical Trial Collaboration Agreement, dated July 21, 2014, by and between Advaxis Inc. and MedImmune, LLC.

10.2*	5th Amendment to the Amended & Restated Licensed Agreement, dated July 25, 2014, by and between Advaxis Inc. and University of Pennsylvania.

10.3	Amendment No. 2 to the Advaxis Inc. 2011 Omnibus Incentive Plan, effective July 9, 2014. Incorporated by reference to Annex A to Current Report on Schedule 14A filed with the SEC on May 20, 2014.

10.4*	Amended and Restated 2011 Omnibus Incentive Plan, dated September 8, 2014.

10.5‡	Amendment No. 2, dated as of June 5, 2014, to the Employment Agreement by and between Advaxis, Inc. and Daniel J. O’Connor. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

10.6‡	Amendment No. 2, dated as of June 5, 2014, to the Employment Agreement by and between Advaxis, Inc. and Gregory T. Mayes. Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

10.7‡	Amendment No. 2, dated as of June 5, 2014, to the Employment Agreement by and between Advaxis, Inc. and Robert G. Petit. Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

10.8‡	Amendment No. 2, dated as of June 5, 2014, to the Employment Agreement by and between Advaxis, Inc. and Chris L. French. Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

10.9‡	Amendment No. 1, dated as of June 5, 2014, to the Employment Agreement by and between Advaxis, Inc. and Sara M. Bonstein. Incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.1 LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

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

ADVAXIS, INC.
Registrant

Date: September 8, 2014	By:	/s/ Daniel J. O’Connor
Daniel J. O’Connor
Chief Executive Officer

	By:	/s/ Sara M. Bonstein
Sara M. Bonstein
Chief Financial Officer

