Form 10-K/A
period 2014-10-31
Advaxis, Inc.
filed 2015-01-20
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED - OCTOBER 31, 2014

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on January 6, 2015 (the “Original Filing”), is being filed to also provide the information required by Items 10, 11, 12, 13 and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the SEC within 120 days after the end of the Company’s 2014 fiscal year.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 amends the Original Filing and contains new certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 to the Original Filing does not amend or otherwise update any other information in our Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

2

Form 10-K

PART III

Item 10: Directors, Executive Officers and Corporate Governance.

CORPORATE GOVERNANCE MATTERS

Board of Directors.

As of December 26, 2014, our Board includes seven directors.

Name	Age	Position

Dr. James P. Patton	57	Chairman of our Board of Directors
Daniel J. O’Connor	50	President, Chief Executive Officer and Director
Roni A. Appel	48	Director
Richard J. Berman	72	Director
Dr. Thomas McKearn	66	Director
Dr. Samir Khleif	51	Director
Dr. David Sidransky	54	Director

Dr. James Patton. Dr. Patton currently serves as the Chairman of our Board of Directors and has served as a member of our Board of Directors since February 2002. Furthermore, Dr. Patton was the Chairman of our Board of Directors from November 2004 until December 31, 2005 and was our Chief Executive Officer from February 2002 to November 2002. Since February 1999, Dr. Patton has been the Vice President of Millennium Oncology Management, Inc., which provides management services for radiation oncology care to four sites. Dr. Patton was a trustee of Dundee Wealth US, a mutual fund family, from October 2006 through September 2014. He is a founder and has been chairman of VAL Health, LLC, a health care consultancy, from 2011 to the present. In addition, he was President of Comprehensive Oncology Care, LLC since 1999, a company that owned and operated a cancer treatment facility in Exton, Pennsylvania until its sale in 2008. From February 1999 to September 2003, Dr. Patton also served as a consultant to LibertyView Equity Partners SBIC, LP, a venture capital fund based in Jersey City, New Jersey. From July 2000 to December 2002, Dr. Patton served as a director of Pinpoint Data Corp. From February 2000 to November 2000, Dr. Patton served as a director of Healthware Solutions. From June 2000 to June 2003, Dr. Patton served as a director of LifeStar Response. He earned his B.S. from the University of Michigan, his Medical Doctorate from Medical College of Pennsylvania, and his M.B.A. from Penn’s Wharton School. Dr. Patton was also a Robert Wood Johnson Foundation Clinical Scholar. He has published papers regarding scientific research in human genetics, diagnostic test performance and medical economic analysis. Dr. Patton’s experience as a trustee and consultant to funds that invest in life science companies provide him with the perspective from which we benefit. Additionally, Dr. Patton’s medical experience and service as a principal and director of other life science companies make Dr. Patton particularly qualified to serve as our director and non-executive chairman.

Daniel J. O’Connor. Mr. O’Connor joined Advaxis in January 2013 as Senior Vice President, Chief Legal and Business Development Officer, was promoted to Executive Vice President in May 2013, and was appointed President and Chief Executive Officer of Advaxis in August 2013. Mr. O’Connor has fifteen years of executive, legal, and regulatory experience in the biopharmaceutical industry with ImClone Systems, PharmaNet and Bracco Diagnostics. Joining ImClone in 2003, Mr. O’Connor supported the clinical development, launch, and commercialization of ERBITUX®. As ImClone’s senior vice president, general counsel, and secretary, he played a key role in resolving numerous issues facing ImClone, including extensive licensing negotiations, in advance of the company being sold to Eli Lilly & Company in 2008. Prior to joining ImClone, Mr. O’Connor was PharmaNet’s general counsel and instrumental in building the company from a start-up contract research organization to an established world leader in clinical research. Mr. O’Connor was also a criminal prosecutor in New Jersey and gained leadership experience as a Captain in the U.S. Marines, serving in the Persian Gulf in 1990. Most recently, while at Bracco Diagnostics, a large private pharmaceutical and medical device company, Mr. O’Connor was the company’s vice president and general counsel. Mr. O’Connor’s extensive leadership and pharmaceutical experience particularly qualifies him to serve as our president, CEO and director.

Roni A. Appel. Mr. Appel has served as a member of our Board of Directors since November 2004. He was our President and Chief Executive Officer from January 1, 2006 and Secretary and Chief Financial Officer from November 2004, until he resigned as our Chief Financial Officer on September 7, 2006 and as our President, Chief Executive Officer and Secretary on December 15, 2006. From December 15, 2006 to December 2007, Mr. Appel served as a consultant to us. Mr. Appel currently is a self-employed consultant. Previously, he served as Chief Executive Officer of Anima Cell Metrology Ltd., from 2008 through January 31, 2013. From 1999 to 2004, he was a partner and managing director of LV Equity Partners (f/k/a LibertyView Equity Partners). From 1998 until 1999, he was a director of business development at Americana Financial Services, Inc. From 1994 to 1998, he was an attorney and completed his M.B.A at Columbia University. Mr. Appel’s longstanding service with us and his entrepreneurial investment career in early stage biotech businesses qualify him to serve as our director.

Richard J. Berman. Mr. Berman has served as a member of our Board of Directors since September 1, 2005. Richard Berman’s business career spans over 35 years of venture capital, senior management and merger & acquisitions experience. In the past 5 years, Mr. Berman has served as a director and/or officer of over a dozen public and private companies. In November 2014, he was named Chairman of MetaStat, Inc. a public company in the cancer diagnostic field. From 2006 to 2011, he was Chairman of National Investment Managers, a company with $12 billion in pension administration assets. In 2012, he became vice chairman of Energy Smart Resources, Inc. From 1998 to 2012, Mr. Berman served as a Director of Easy Link International. Most recently, Mr. Berman was appointed a partner, chairman and director at Scylax Aviation. In addition, Mr. Berman is currently a director of three public companies: Advaxis, Inc., Neostem, Inc. (since 2005), and Lustros, Inc. (since 2012). From 1998 to 2000, he was employed by Internet Commerce Corporation (now Easylink Services) as Chairman and CEO. Previously, Mr. Berman worked at Goldman Sachs; was Senior Vice President of Bankers Trust Company, where he started the M&A and Leveraged Buyout Departments; created the largest battery company in the world in the 1980s by merging Prestolite, General Battery and Exide to form Exide Technologies (XIDE); helped to create what is now Soho (NYC) by developing five buildings; and advised on over $4 billion of M&A transactions (completed over 300 deals). He is a past Director of the Stern School of Business of NYU where he obtained his B.S. and M.B.A. He also has US and foreign law degrees from Boston College and The Hague Academy of International Law, respectively. Mr. Berman’s extensive knowledge of our industry, his role in the governance of publicly held companies and his directorships in other life science companies qualify him to serve as our director.

Dr. Thomas J. McKearn. Dr. McKearn has served as a member of our Board of Directors since July 2002. He brings more than 30 years of experience in the translation of biotechnology science into oncology products. As one of the founders of Cytogen Corporation, an Executive Director of Strategic Science and Medicine at Bristol-Myers Squibb, then for ten years, from 2002 to 2012, at Agennix, Inc. (formerly GPC-Biotech) as VP of Medical Affairs and later as the VP of Strategic Clinical Affairs, and now as the President, Research & Development at Onconova, he has worked to bring the most innovative laboratory findings into the clinic and through the FDA regulatory process for the benefit of cancer patients who need better ways to cope with their afflictions. Prior to entering the biotechnology industry in 1981, Dr. McKearn received his medical, graduate and post-graduate training at the University of Chicago and served on the faculty of the Medical School at the University of Pennsylvania. Dr. McKearn’s experience in managing life science companies, his knowledge of medicine and his commercialization of biotech products qualify him to serve as our director.

Dr. Samir Khleif. Dr. Khleif has served as a member of our Board of Directors since October 2014. He currently serves as the Director of the State of Georgia Cancer Center, Georgia Regents University Cancer Center and the Cancer Service Line. Dr. Khleif was formerly Chief of the Cancer Vaccine Section at the NCI, and also served as a Special Assistant to the Commissioner of the FDA leading the Critical Path Initiative for oncology. Dr. Khleif is a Georgia Research Alliance Distinguished Cancer Scientist and Clinician and holds a professorship in Medicine, Biochemistry and Molecular Biology, and Graduate Studies at Georgia Regents University. Dr. Khleif’s research program at Georgia Regents University Cancer Center focuses on understanding the mechanisms of cancer-induced immune suppression, and utilizing this knowledge for the development of novel immune therapeutics and vaccines against cancer. His research group designed and performed some of the first cancer vaccine clinical trials targeting specific genetic changes in cancer cells. He led many national efforts and committees on the development of biomarkers and integration of biomarkers in clinical trials, including the AACR-NCI-FDA Cancer Biomarker Collaborative and the ASCO Alternative Clinical Trial Design. Dr. Khleif is the author of many book chapters and scientific articles on tumor immunology and biomarkers process development, and he is the editor for two textbooks on cancer therapeutics, tumor immunology, and cancer vaccines. Dr. Khleif was inducted into the American Society for Clinical Investigation, received the National Cancer Institute’s Director Golden Star Award, the National Institutes of Health Award for Merit, the Commendation Medal of the US Public Health Service, and he was recently appointed to the Institute of Medicine National Cancer Policy Forum. Dr. Khleif’s distinguished career as well as his extensive expertise in vaccines and immunotherapies qualify him to serve as our director.

Dr. David Sidransky. Dr. Sidransky has served as a member of our Board of Directors since July 2013. He is a renowned oncologist and research scientist named and profiled by TIME magazine in 2001 as one of the top physicians and scientists in America, recognized for his work with early detection of cancer. Since 1994, Dr. Sidransky has been the Director of the Head and Neck Cancer Research Division and Professor of Oncology, Otolaryngology, Genetics, and Pathology at Johns Hopkins University School of Medicine. He has served as Chairman of the Board of Directors of Champions Oncology since October 2007 and was, until the merger with Eli Lilly, a director and Vice-Chairman of ImClone Systems, Inc. He is the Chairman of Tamir Biotechnology and serves on the Board of Directors of Rosetta Genomics, Immune Pharmaceuticals, and Celsus. He is serving and has served on scientific advisory boards of MedImmune, Roche, Amgen, and Veridex, LLC (a Johnson & Johnson diagnostic company), among others. Dr. Sidransky served as Director (2005-2008) of the American Association for Cancer Research (AACR). Dr. Sidransky’s experience in life science companies, as well as his scientific knowledge, qualify him to service as our director.

The Board held 6 meetings in fiscal 2014. Each director attended at least 75% of the aggregate of: (1) the total number of Board meetings; and (2) the total number of meetings of the committee(s) of which he was a member, if any. We do not have a written policy on board attendance at annual meetings of stockholders. We will encourage, but will not require, our directors to attend the Annual Meeting.

The table below describes the Board’s committees:

Committee Name	Members	Number of Meetings in Fiscal 2014	Principal Functions

Audit Committee	J. Patton (Chairman)	4	The Audit Committee is responsible for the following:
R. Berman
	R. Appel		●	recommending the engagement of auditors to the full Board;

			●	reviewing the results of the audit engagement with the independent registered public accounting firm;

			●	identifying irregularities in the management of our business in consultation with our independent accountants, and suggesting an appropriate course of action;

			●	reviewing the adequacy, scope, and results of the internal accounting controls and procedures;

			●	reviewing the degree of independence of the auditors, as well as the nature and scope of our relationship with our independent registered public accounting firm; and

			●	reviewing the auditors’ fees.

Compensation Committee	R. Appel (Chairman) R. Berman D. Sidransky	4	The Compensation Committee determines the salaries and incentive compensation of our officers subject to applicable employment agreements, and provides recommendations for the salaries and incentive compensation of our other employees and consultants.

Nominating and Corporate Governance	R Berman (Chairman) J.Patton	1	The functions of the Nominating and Corporate Governance Committee include the following:

●	identifying and recommending to the Board individuals qualified to serve as members of the Board and on the committees of the Board;

●	advising the Board with respect to matters of board composition, procedures and committees;

●	developing and recommending to the Board a set of corporate governance principles applicable to us and overseeing corporate governance matters generally including review of possible conflicts and transactions with persons affiliated with directors or members of management; and

●	overseeing the annual evaluation of the Board and our management.

Research and Development Committee	D. Sidransky (Chairman) T. McKearn	4	The functions of the Research and Development Committee include the following:
	S. Khleif (beginning in Oct 2014)		●	provide advice and guidance to the Board on scientific matters;

			●	provide advice and guidance to the Board on medical matters.

Director Independence

In accordance with the disclosure requirements of the Securities and Exchange Commission (“SEC”), we have adopted the NASDAQ listing standards for independence effective April 2010. Each of our directors, other than Daniel J. O’Connor, is independent in accordance with the definition set forth in the NASDAQ rules. Each nominated member of each of our Board committees is an independent director under the NASDAQ standards applicable to such committees. The Board considered the information included in transactions with related parties as outlined below along with other information the Board considered relevant, when considering the independence of each director.

Audit Committee

The Audit Committee of our Board of Directors is currently composed of three directors, all of whom satisfy the independence and other standards for Audit Committee members under the NASDAQ rules and the Exchange Act of 1934, as amended. For fiscal year 2014, the Audit Committee was composed of Messrs. Berman and Appel and Dr. Patton, with Mr. Berman serving as the Audit Committee’s financial expert as defined under Item 407 of Regulation S-K of the Securities Act of 1933, as amended, which we refer to as the Securities Act.

The Audit Committee operates under a written Audit Committee Charter, which is available to stockholders on our website at http://ir.advaxis.com/governance-documents.

Compensation Committee

The Compensation Committee of our Board of Directors consists of Messrs. Berman and Appel, and Dr. Sidransky. The Compensation Committee determines the salaries and incentive compensation of our officers subject to applicable employment agreements, and provides recommendations for the salaries and incentive compensation of our other employees and consultants. For executives other than the Chief Executive Officer, the Compensation Committee receives and considers performance evaluations and compensation recommendations submitted to the Committee by the Chief Executive Officer. In the case of the Chief Executive Officer, the evaluation of his performance is conducted by the Compensation Committee, which determines any adjustments to his compensation as well as awards to be granted. The agenda for meetings of the Compensation Committee is usually determined by its Chairman, with the assistance of the Company’s Chief Executive Officer. Compensation Committee meetings are regularly attended by the Chief Executive Officer.

The Compensation Committee operates under a written Compensation Committee Charter, which is available to stockholders on our website at http://ir.advaxis.com/governance-documents.

Nominating and Corporate Governance Committee

For fiscal year 2014, the Nominating and Corporate Governance Committee was composed of Mr. Berman and Dr. Patton.

The Nominating and Corporate Governance Committee operates under a written Nominating and Corporate Governance Committee Charter, which is available to stockholders on our website at http://ir.advaxis.com/governance-documents.

The Nominating and Corporate Governance Committee will consider director candidates recommended by eligible stockholders. Stockholders may recommend director nominees for consideration by the Nominating and Corporate Governance Committee by writing to the Nominating and Corporate Governance Committee, Attention: Chairman, Advaxis, Inc., 305 College Road East, Princeton, New Jersey, 08540. Any recommendations for director made to the Nominating and Corporate Governance Committee should include the nominee’s name and qualifications for membership on our Board of Directors, and should include the following information for each person being recommended or nominated for election as a director:

●	The name, age, business address and residence address of the person;

●	The principal occupation or employment of the person;

●	The number of shares of our Common Stock that the person owns beneficially or of record; and

●	Any other information relating to the person that must be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors under Section 14 of the Exchange Act and its rules and regulations.

In addition, the stockholder’s notice must include the following information about such stockholder:

●	The stockholder’s name and record address;

●	The number of shares of our Common Stock that the stockholder owns beneficially or of record;

●	A description of all arrangements or understandings between the stockholder and each proposed nominee and any other person or persons, including their names, pursuant to which the nomination is to be made;

●	A representation that the stockholder intends to appear in person or by proxy at the annual meeting to nominate the person or persons named in such stockholder’s notice; and

●	Any other information about the stockholder that must be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors under Section 14 of the Exchange Act and its rules and regulations.

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

The Nominating and Corporate Governance Committee expects, as minimum qualifications, that nominees to our Board of Directors (including incumbent directors) will enhance our Board of Director’s management, finance and/or scientific expertise, will not have a conflict of interest and will have a high ethical standard. A director nominee’s knowledge and/or experience in areas such as, but not limited to, the medical, biotechnology, or life sciences industry, equity and debt capital markets and financial accounting are likely to be considered both in relation to the individual’s qualification to serve on our Board of Directors and the needs of our Board of Directors as a whole. Other characteristics, including but not limited to, the director nominee’s material relationships with us, time availability, service on other boards of directors and their committees, or any other characteristics that may prove relevant at any given time as determined by the Nominating and Corporate Governance Committee shall be reviewed for purposes of determining a director nominee’s qualification.

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

While we do not have a formal diversity policy for Board membership, we will seek to ensure that its membership consists of sufficiently diverse backgrounds, meaning a mix of backgrounds and experiences that will enhance the quality of the Board’s deliberations and decisions. In considering candidates for the Board, the independent directors will consider, among other factors, diversity with respect to viewpoints, skills, experience and other demographics.

Research and Development Committee

The Research and Development Committee was established in August 2013 with the purpose of providing advice and guidance to the Board on scientific and medical matters and development. The Research and Development Committee currently consists of Dr. Sidransky, Dr. Khleif and Dr. McKearn.

Board Leadership Structure

On August 19, 2013, James P. Patton was appointed Chairman and continues to serve as Chairman. Dr. Patton’s medical and scientific background, his entrepreneurial experience in healthcare, his history with our Company and his own history of innovation and strategic thinking, qualify him to serve as our Chairman. Additionally, on August 19, 2013, Daniel J. O’Connor was appointed our Chief Executive Officer and President. Mr. O’Connor’s knowledge of industry standards and his experience in industry operations, and his leadership experience provides a fine compliment to Dr. Patton’s scientific knowledge. This structure demonstrates to our employees, customers and stockholders that we are under strong leadership, with multiple skills and sets the tone for managing our operations. This unity of leadership promotes strategic development and execution, timely decision-making and effective management of our resources. We believe that we are well-served by this structure.

Risk Oversight

The Board has an active role in overseeing our risk management and is responsible for discussing with management and the independent auditors our major financial risk exposures, the guidelines and policies by which risk assessment and management is undertaken, and the steps management has taken to monitor and control risk exposure. The Board regularly engages in discussions of the most significant risks that we are facing and how those risks are being managed. The Board believes that its work and the work of the Chairman and the Chief Executive Officer, enables the Board to effectively oversee our risk management function.

Stockholder Communications to the Board

Stockholders may contact an individual director, the Board as a group, or a specified Board committee or group, including the non-employee directors as a group, by writing to the following address:

Advaxis, Inc.

305 College Road East

Princeton, New Jersey 08540

Attn: Board of Directors

Each communication should specify the applicable addressee or addressees to be contacted as well as the general topic of the communication. We will initially receive and process communications before forwarding them to the addressee. We generally will not forward to the directors a stockholder communication that we determine to be primarily commercial in nature or relates to an improper or irrelevant topic, or that requests general information about us.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and each person who owns more than ten percent of a registered class of our equity securities (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and our other equity securities. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended October 31, 2014 and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than ten percent of the Company’s Common Stock complied with all Section 16(a) filing requirements during such fiscal year, except: (i) Roni A. Appel, as a director of the Company, filed a late Form 4 on November 25, 2013 to report a transaction that occurred on November 18, 2013; (ii) Dr. Thomas McKearn, as a director of the Company, filed a late Form 4 on November 25, 2013 to report a transaction that occurred on November 18, 2013; (v) Daniel O’Connor, as an officer and director of the Company, filed a late Form 4 on November 12, 2013 to report a transaction that occurred on October 31, 2013; (vii) Dr. James Patton, as a director of the Company, filed a late Form 4 on November 25, 2013 to report a transaction that occurred on November 18, 2013; (viii) Robert Petit, as an officer of the Company, filed a late Form 4 on January 10, 2014 to report a transaction that occurred on January 7, 2014; and (ix) David Sidransky, as a director of the Company, filed a late Form 4 November 26, 2013 to report a transaction that occurred on November 18, 2013.

Code of Ethics

We have adopted a formal Code of Business Conduct and Ethics applicable to all Board members, executive officers and employees. Our Code of Business Conduct and Ethics is attached to Exhibit 14.1 to our Current Report on Form 8-K filed with the SEC on July 10, 2014 and incorporated by reference herein.

Executive Officers

The following table provides information on our current executive officers, as of December 26, 2014.

Name	Age	Position
Daniel J. O’Connor	50	President and Chief Executive Officer, Director
David J. Mauro	50	Chief Medical Officer, Executive Vice President
Gregory T. Mayes	46	Chief Operating Officer, Executive Vice President and Secretary
Robert G. Petit	55	Chief Scientific Officer and Executive Vice President
Sara Bonstein	34	Chief Financial Officer and Senior Vice President

Daniel J. O’Connor. Mr. O’Connor joined Advaxis in January 2013 as Senior Vice President, Chief Legal and Business Development Officer, was promoted to Executive Vice President in May 2013, and was appointed President and Chief Executive Officer of Advaxis in August 2013. Mr. O’Connor has fifteen years of executive, legal, and regulatory experience in the biopharmaceutical industry with ImClone Systems, PharmaNet and Bracco Diagnostics. Joining ImClone in 2003, Mr. O’Connor supported the clinical development, launch, and commercialization of ERBITUX®. As ImClone’s senior vice president, general counsel, and secretary, he played a key role in resolving numerous issues facing ImClone, including extensive licensing negotiations, in advance of the company being sold to Eli Lilly & Company in 2008. Prior to joining ImClone, Mr. O’Connor was PharmaNet’s general counsel and instrumental in building the company from a start-up contract research organization to an established world leader in clinical research. Mr. O’Connor was also a criminal prosecutor in New Jersey and gained leadership experience as a Captain in the U.S. Marines, serving in the Persian Gulf in 1990. Most recently, while at Bracco Diagnostics, a large private pharmaceutical and medical device company, Mr. O’Connor was the company’s vice president and general counsel.

David J. Mauro, MD, Ph.D. Dr. Mauro joined Advaxis in October 2014 as Executive Vice President, Chief Medical Officer. Dr. Mauro has more than 14 years of experience in oncology drug development, including PD-1/PDL-1 combination checkpoint inhibitor studies in the pharmaceutical industry with Merck & Co. and Bristol Myers Squibb. Dr. Mauro most recently served as Executive Director, Section Head Oncology Clinical Development at Merck & Co. where he was involved in the strategic oversight and tactical implementation of the clinical development and translational science for multiple programs within the oncology portfolio, including its recently approved PD-1 inhibitor, KEYTRUDA® (pembrolizumab). Prior to Merck, Dr. Mauro was Director at Bristol-Myers Squibb, where his responsibilities included Erbitux Medical Strategy and Oncology Early Development. While at BMS, he was responsible for all life cycle management activities for Erbitux, as well as medical affairs related activities. Dr. Mauro received his BS in biochemistry from Cornell University and his MD, Ph.D. in pharmacology from Temple University School of Medicine. He completed his residency training at the National Cancer Institute, National Institutes of Health.

Robert G. Petit, Ph.D. Dr. Petit joined Advaxis in October, 2010 and currently serves as Executive Vice President and Chief Scientific Officer. Dr. Petit has 23 years of experience in all medical and scientific aspects of pharmaceutical development. He has led programs in discovery, translational development and intellectual property development and has designed and conducted U.S. and international clinical evaluation programs from phase I to IV. Dr. Petit joined Advaxis from Bristol Myers Squibb where he was the U.S. Medical Strategy Lead for the Ipilimumab program, Director of Medical Strategy for New Oncology Products, and Director of Global Clinical Research. Prior to joining Bristol Myers-Squibb, Robert served as Vice President of Clinical Development at MGI Pharma and also at Aesgen Inc. His scientific focus has been to develop immunologic based therapies with a particular emphasis on immunologic oncology treatment. Robert has had significant FDA experience and has contributed to five NDA/BLA filings. Dr. Petit has a Doctorate from the Ohio State University College of Medicine and a B.S. from Indiana State University.

Gregory T. Mayes. Mr. Mayes joined Advaxis in October 2013 as Executive Vice President and Chief Operating Officer. Mr. Mayes is a former Executive Vice President with Dendreon, the leading pioneer in the field of immuno-oncology research and development, where he was a member of the Executive Committee. Prior to Dendreon, Mr. Mayes was the President and General Counsel of Unigene Laboratories, Inc. (2010 to 2012) where he primarily led out-licensing efforts for the company’s novel oral peptide drug delivery platform. Prior to Unigene, Mr. Mayes served as Vice President, General Counsel, and Chief Compliance Officer at ImClone Systems Corporation, a wholly owned subsidiary of Eli Lilly & Company (2004 to 2010). While serving at ImClone in positions of increasing responsibility, Mr. Mayes supported the clinical development and commercialization of ERBITUX® (cetuximab) and contributed significantly to activities related to Eli Lilly’s $6.5 billion dollar acquisition of ImClone in 2008. Mr. Mayes also served as Senior Counsel at AstraZeneca Pharmaceuticals where he provided a wide range of legal services in connection with the development and commercialization of five approved products in the company’s oncology portfolio (2001 to 2004). Earlier, Mr. Mayes worked in private practice at Morgan Lewis LLP, a national law firm. He earned his B.S. degree from Syracuse University cum laude where he was recognized as a Remembrance Scholar and he earned a J.D. degree magna cum laude from the Temple University School of Law where he was the Articles Editor on the Temple Law Review.

Sara M. Bonstein. Ms. Bonstein joined Advaxis in March 2014 as Senior Vice President and Chief Financial Officer. Ms. Bonstein has a decade of financial leadership experience in the life sciences industry with Eli Lilly & Company, ImClone Systems, and Johnson & Johnson. While at Eli Lilly & Company, Ms. Bonstein was a Six Sigma Champion and Black Belt, leading multiple projects relating to clinical research, project management, finance, manufacturing, and commercial sales. Prior to her Six Sigma role, Ms. Bonstein held positions of increasing responsibility at ImClone (which was acquired by Eli Lilly in 2008) including Director of Finance where she led all budget and forecast activities for preclinical, clinical and manufacturing research and development, spanning over ten monoclonal antibody cancer therapeutics, including ERBITUX® (cetuximab), a cancer treatment with over $1.5 billion in annual sales. Prior to joining ImClone, Ms. Bonstein was a financial analyst at Johnson & Johnson in both the Ortho McNeil Pharmaceuticals and Ortho Biotech Divisions of the company where she managed gross-to-net analysis and calculation for approximately $1.1 billion of pharmaceutical product sales. Ms. Bonstein is a 2004 graduate of Johnson & Johnson’s Financial Leadership Development Program. She holds a BS in Finance from The College of New Jersey and an M.B.A from Rider University.

Item 11: Executive Compensation.

COMPENSATION OF OFFICERS AND DIRECTORS

The following table sets forth the information as to compensation paid to or earned by the individuals serving as our Chief Executive Officer and our two other most highly compensated executive officers during the fiscal year ended October 31, 2014. These individuals are referred to as our named executive officers. As none of our named executive officers received non-equity incentive plan compensation or nonqualified deferred compensation earnings during the fiscal years ended October 31, 2014 and 2013, we have omitted those columns from the table

Name and Principal Position	Fiscal Year	Salary (1)		Bonus			Stock Award(s)			Option Award(s)			All Other Compensation			Total

Daniel J. O’Connor	2014		$340,603		$58,167	(2)		$470,167	(4)	$				$24,910	(9)	$893,847
President and Chief Executive Officer	2013		$214,936		$88,500	(3)	$				$104,040	(7)		$-		$407,476

Robert G. Petit	2014		$283,472		$47,684	(2)		$188,067	(5)	$				$17,499	(9)	$536,722
Executive VP, Chief Scientific Officer	2013		$273,077		$96,253	(3)	$				$168,750	(8)		$21,336	(9)	$559,416

Greg Mayes	2014		$260,923		$24,061	(2)		$126,375	(6)	$			$			$411,358
Executive VP, Chief Operating Officer	2013	$		$				$133,875	(6)	$			$			$133,875

(1)	In the fiscal year ended October 31, 2014, each executive officer requested to purchase at market directly from us a certain amount of shares of our Common Stock. Each executive has and will continue to voluntarily acquire our Common Stock based on the fair market value of our Common Stock on the date of the acquisition.

(2)	Represents bonuses, paid in cash and stock, for services performed during the fiscal year ended October 31, 2014.

(3)	Represents bonuses, paid in cash and stock, related to services performed during the October 2013 public offering.

(4)	Represents the vested portion of a restricted stock unit granted to Mr. O’Connor as an incentive based award. 20% vested immediately, with the remaining 80% vesting in equal installments over 12 quarters, so that the award is fully vested on October 31, 2016. As of October 31, 2014, four quarterly installments were vested. The full award included 250,000 RSUs and is valued at $4.03. From this award, the net shares beneficially owned by Mr. O’Connor is 74, 211 shares.

(5)	Represents the vested portion of a restricted stock unit granted to Dr. Petit as an incentive based award. 20% vested immediately, with the remaining 80% vesting in equal installments over 12 quarters, so that the award is fully vested on October 31, 2016. As of October 31, 2014, four quarterly installments were vested. The full award included 100,000 RSUs and is valued at $4.03. From this award, the net shares beneficially owned by Dr. Petit is 27,726 shares.

(6)	Represents stock awarded as an inducement grant pursuant to Mr. Mayes’ employment agreement.

(7)	In the fiscal year ended October 31, 2013, we granted stock options to purchase 16,000 shares of our Common Stock to Mr. O’Connor in connection with services he performed.

(8)	In the fiscal year ended October 31, 2013, we granted stock options to purchase 18,000 shares of our Common Stock to Mr. Petit in connection with services he performed.

(9)	Based on our cost of health care coverage for the named executive.

Discussion of Summary Compensation Table

O’Connor Compensation Summary

 In fiscal year 2014, Daniel J O’Connor had a base salary of $325,000. While Mr. O’Connor triggered certain provisions in his employment agreement that would have resulted in a base salary increase during the year, as an effort to preserve cash, Mr. O’Connor voluntarily requested to waive and hence forego the scheduled increases in his base salary that were required under his employment agreement. In addition, Mr. O’Connor voluntarily requested to purchase at market directly from the Company a certain amount of shares of the Company’s Common Stock each month. This election resulted in $68,750 of gross funds being utilized to purchase shares directly from the Company (21,687 gross shares, 15,950 net shares). In fiscal year 2014, Mr. O’Connor also received a bonus in the amount of $58,167. Again, as an effort to preserve the Company’s cash, Mr. O’Connor elected to receive 75% of his bonus in stock, resulting in an award of 10,825 shares at a value of $4.03.

O’Connor Employment Agreement

On August 19, 2013, the Company’s board of directors appointed Daniel J. O’Connor to serve as the Company’s Chief Executive Officer (“CEO”). The Company and Mr. O’Connor entered into an employment agreement (the “O’Connor Employment Agreement) that provides for Mr. O’Connor’s appointment as President and CEO, which took effect as of such date. The O’Connor Employment Agreement, amended from time to time, provides for an initial term of three years, after which it will be automatically renewed for one year periods, unless otherwise terminated by either party upon ninety (90) days written notice. Mr. O’Connor is entitled to a base salary of $325,000 per year (plus annual cost-of-living adjustments), which will be reviewed on an annual basis.

According to the O’Connor Employment Agreement, as amended, Mr. O’Connor voluntarily requested to purchase at market directly from the Company shares of the Company’s Common Stock each month. Mr. O’Connor requested seventy-five percent (75%) of his base salary be received in the form of cash and twenty-five percent (25%) of his base salary be utilized to purchase at market restricted Common Stock of the Company. See Employment Agreements Amendments section below for more details on the stock compensation terms.

Mr. O’Connor is eligible to receive an annual bonus of 10-50% of his base salary, which amount, if any, will be determined by the Compensation Committee based on achievement of goals to be established by the committee and Mr. O’Connor at the beginning of each fiscal year. Mr. O’Connor is eligible to participate in our benefit plans, is entitled to 4 weeks of vacation and sick leave, as well as reimbursement of reasonable expenses incurred in fulfilling his duties.

In the event Mr. O’Connor’s employment is terminated without Just Cause, or if he voluntarily resigns with Good Reason, or if his employment is terminated due to disability (all as defined in the employment agreement), and so long as Mr. O’Connor executes a confidential separation and release agreement, in addition to the applicable base salary, plus any accrued but unused vacation time and unpaid expenses that have been earned as of the date of such termination, Mr. O’Connor is entitled to the following: (i) 12-months of base salary and continued health and welfare benefits, (ii) full vesting of all stock options and extension of the exercise period for such stock options by two years, (iii) the issuance of all earned but unissued shares of common stock, and (iv) removal of all restrictive legends on shares that qualify for such treatment under Rule 144 of the Securities and Exchange Act of 1934 within 10 business days of the presentation of such shares to the transfer agent. Severance Payments (as defined in his employment agreement) and benefits, if any, payable to Mr. O’Connor in accordance with his employment agreement are intended to be exempt from or comply with the requirements of Section 409A of the Internal Revenue Code.

The O’Connor Employment Agreement contains customary covenants regarding non-solicitation, non-compete, confidentiality and works for hire.

Petit Employment Agreement

On September 26, 2013, the Company appointed Robert G. Petit to serve as the Company’s Chief Scientific Officer (“CSO”). The Company and Dr. Petit entered into an employment agreement (the “Petit Employment Agreement) that provides for Dr. Petit’s appointment as Executive Vice President and CSO, which took effect as of such date. The Petit Employment Agreement, amended from time to time, provides for an initial term of one years, after which it will be automatically renewed for one year periods, unless otherwise terminated by either party upon ninety (90) days written notice. Dr. Petit is entitled to a base salary of $285,000 per year (plus annual cost-of-living adjustments), which will be reviewed on an annual basis.

According to the Petit Employment Agreement, as amended, Dr. Petit voluntarily requested to purchase at market directly from the Company shares of the Company’s Common Stock each month. Dr. Petit requested ninety-one and a half percent (91.5%) of his base salary be received in the form of cash and eight and one-half percent (8.5%) of his base salary be utilized to purchase at market restricted Common Stock of the Company. See Employment Agreements Amendments section below for more details on the stock compensation terms.

Dr. Petit is eligible to receive an annual bonus of 10-50% of his base salary, which amount, if any, will be determined by the Compensation Committee based on achievement of goals to be established by the committee and Dr. Petit at the beginning of each fiscal year. Dr. Petit is eligible to participate in our benefit plans, is entitled to 4 weeks of vacation and sick leave, as well as reimbursement of reasonable expenses incurred in fulfilling his duties.

In the event Dr. Petit’s employment is terminated without Just Cause, or if he voluntarily resigns with Good Reason, or if his employment is terminated due to disability (all as defined in the employment agreement), and so long as Dr. Petit executes a confidential separation and release agreement, in addition to the applicable base salary, plus any accrued but unused vacation time and unpaid expenses that have been earned as of the date of such termination, Dr. Petit is entitled to the following: (i) 12-months of base salary and continued health and welfare benefits, (ii) full vesting of all stock options and extension of the exercise period for such stock options by two years, (iii) the issuance of all earned but unissued shares of common stock, and (iv) removal of all restrictive legends on shares that qualify for such treatment under Rule 144 of the Securities and Exchange Act of 1934 within 10 business days of the presentation of such shares to the transfer agent. Severance Payments (as defined in his employment agreement) and benefits, if any, payable to Dr. Petit in accordance with his employment agreement are intended to be exempt from or comply with the requirements of Section 409A of the Internal Revenue Code.

The Petit Employment Agreement contains customary covenants regarding non-solicitation, non-compete, confidentiality and works for hire.

Mayes Employment Agreement

On October 28, 2013, the Company’s board of directors appointed Gregory T. Mayes, III to serve as the Company’s Chief Operating Officer (“COO”). The Company and Mr. Mayes entered into an employment agreement (the “Mayes Employment Agreement) that provides for Mr. Mayes’s appointment as Executive Vice President and COO, which took effect as of such date. The Mayes Employment Agreement, amended from time to time, provides for an initial term of one year, after which it will be automatically renewed for one year periods, unless otherwise terminated by either party upon ninety (90) days written notice. Mr. Mayes is entitled to a base salary of $265,000 per year (plus annual cost-of-living adjustments), which will be reviewed on an annual basis. In addition, Mr. Mayes received an inducement grant of 150,000 restricted shares of the Company’s Common Stock, of which one fourth vested upon him joining the Company and one fourth vested at his one year anniversary, which are not subject to forfeiture as of the grant date, with the remaining shares vesting 37,500 annually on his second and third anniversary, such that the entire award is fully vested and not subject to forfeiture as of October 25, 2016.

According to the Mayes Employment Agreement, as amended, Mr. Mayes voluntarily requested to purchase at market directly from the Company shares of the Company’s Common Stock each month. Mr. Mayes requested ninety-two and one-half percent (92.5%) of his base salary be received in the form of cash and seven and one-half percent (7.5%) of his base salary be utilized to purchase at market restricted Common Stock of the Company. See Employment Agreements Amendments section below for more details on the stock compensation terms.

Mr. Mayes is eligible to receive an annual bonus of 10-50% of his base salary, which amount, if any, will be determined by the Compensation Committee based on achievement of goals to be established by the committee and Mr. Mayes at the beginning of each fiscal year. Mr. Mayes is eligible to participate in our benefit plans, is entitled to 4 weeks of vacation and sick leave, as well as reimbursement of reasonable expenses incurred in fulfilling his duties.

In the event Mr. Mayes’s employment is terminated without Just Cause, or if he voluntarily resigns with Good Reason, or if his employment is terminated due to disability (all as defined in the employment agreement), and so long as Mr. Mayes executes a confidential separation and release agreement, in addition to the applicable base salary, plus any accrued but unused vacation time and unpaid expenses that have been earned as of the date of such termination, Mr. Mayes is entitled to the following: (i) 12-months of base salary and continued health and welfare benefits, (ii) full vesting of all stock options and extension of the exercise period for such stock options by two years, (iii) the issuance of all earned but unissued shares of common stock, and (iv) removal of all restrictive legends on shares that qualify for such treatment under Rule 144 of the Securities and Exchange Act of 1934 within 10 business days of the presentation of such shares to the transfer agent. Severance Payments (as defined in his employment agreement) and benefits, if any, payable to Mr. Mayes in accordance with his employment agreement are intended to be exempt from or comply with the requirements of Section 409A of the Internal Revenue Code.

The Mayes Employment Agreement contains customary covenants regarding non-solicitation, non-compete, confidentiality and works for hire.

Employment Agreements Amendments

In December, 2013, each of the Company’s then executive officers requested to purchase shares of Common Stock directly from the Company at market price. To facilitate such requests, the Company amended each of the then executive officer’s employment agreements so that such officers could make periodic purchases of its Common Stock at fair market value. Listed below are the annual amounts to be purchased by each executive. On June 5, 2014, the Company and each of Daniel J. O’Connor, Chief Executive Officer and President, Gregory T. Mayes, Executive Vice President, Chief Operating Officer and Secretary, Robert G. Petit, Executive Vice President and Chief Scientific Officer and Sara M. Bonstein, Senior Vice President, Chief Financial Officer (each an “Executive”), voluntarily entered into a further amendment (each, an “Amendment” and collectively, the “Amendments”) to their respective Employment Agreements (each, an “Employment Agreement”). The Amendments now provide that the respective stock purchases will occur on the last business day of each calendar month and will be effected through a direct purchase from the Company at a purchase price equal to the closing price of the Common Stock on the purchase date. The Company has not filed a Registration Statement on Form S-8 (or any other registration form) to cover the shares of Common Stock issuable pursuant to the Amendments.

The annual amounts of shares of Common Stock to be purchased by the Company’s executive officers, on an annualized and year-to-date basis, are as follows:

	ANNUALIZED	YEAR-TO-DATE
	Annual Amount to be Purchased	Gross Purchase		Net Purchase
Executive Officer	$	$	# of shares	$	# of shares
Daniel J. O’Connor	$81,250	$68,750	21,687	$50,891	15,950
David J. Mauro	$15,750	$606	190	$527	165
Gregory T. Mayes	$19,875	$16,818	5,305	$13,801	4,333
Robert G. Petit	$24,225	$20,498	6,466	$16,363	5,159
Sara M. Bonstein	$16,875	$10,384	3,355	$8,038	2,585

As to preserve the Company’s cash resources, in his current Amendment, Mr. O’Connor voluntarily requested to waive and hence forego the scheduled increases in his base salary that were required under his Employment Agreement. Therefore, Mr. O’Connor did not receive a base salary increase or a salary increase for closing a licensing or other strategic transaction.

Additional Compensation Information

Appointment of New Chief Medical Officer

On October 20, 2014, the Company’s board of directors appointed David J. Mauro, M.D., Ph.D. to serve as the Company’s Chief Medical Officer (“CMO”). The Company and Dr. Mauro entered into an employment agreement (the “Mauro Employment Agreement”) that provides for Dr. Mauro’s appointment as Executive Vice President and CMO, which took effect as of such date. The Mauro Employment Agreement provides for an initial term of one year, after which it will be automatically renewed for one year periods unless otherwise terminated by either party upon ninety (90) days written notice prior to the expiration of the applicable term. Dr. Mauro is entitled to a base salary of $315,000 per year (plus annual cost-of-living adjustments), which salary will be reviewed on an annual basis by the Company’s Chief Executive Officer and Compensation Committee.

Dr. Mauro voluntarily agreed to utilize a percentage of his base salary for stock compensation. Dr. Mauro requested ninety-five percent (95%) of his base salary be received in the form of cash and five percent (5%) of his base salary be received in the form of Common Stock of the Company. The respective stock purchase will occur on the last business day of each calendar month and will be effected through a direct purchase from the Company at a purchase price equal to the closing price of the Common Stock on the purchase date. The Company has not filed a Registration Statement on Form S-8 (or any other registration form) to cover the shares of Common Stock issuable pursuant to the Mauro Employment Agreement. Lastly, the Mauro Employment Agreement contains provisions with respect to bonus and equity participation which are consistent with the terms of the Company’s employment agreements with its other executive officers, as well as other customary covenants regarding non-solicitation, non-compete, confidentiality and works for hire.

Appointment of New Chief Financial Officer

On March 24, 2014, the Company’s board of directors appointed Sara M. Bonstein to serve as the Company’s Chief Financial Officer (“CFO”). The Company and Ms. Bonstein entered into an employment agreement (the “Bonstein Employment Agreement”) that provides for Ms. Bonstein’s appointment as Senior Vice President and CFO, which took effect as of such date. The Bonstein Employment Agreement provides for an initial term of one year, after which it will be automatically renewed for one year periods unless otherwise terminated by either party upon ninety (90) days written notice prior to the expiration of the applicable term. Ms. Bonstein is entitled to a base salary of $225,000 per year (plus annual cost-of-living adjustments), which salary will be reviewed on an annual basis by the Company’s Chief Executive Officer and Compensation Committee.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about the number of outstanding equity awards held by our named executive officers at October 31, 2014.

					Option								Equity
					Awards						Equity		Incentive Plan
					Equity						Incentive Plan		Awards:
					Incentive Plan						Awards:		Market or
					Awards:					Market	Number of		Payout Value
	Number of		Number of		Number of			Number		Value of	Unearned		of Unearned
	Securities		Securities		Securities			of Shares		Shares or	Shares, Units		Shares, Units
	Underlying		Underlying		Underlying			or Units		Units of	or Other		or Other
	Unexercised		Unexercised		Unexercised	Option	Option	of Stock		Stock That	Rights That		Rights that
	Options (#)		Options (#)		Unearned	Exercise	Expiration	That Have		Have Not	Have Not		Have Not
Name	Exercisable		Unexercisable		Options (#)	Price ($)	Date	Not Vested (#)		Vested ($)	Vested (#)		Vested ($)

Daniel J. O’Connor	8,000	(1)	-		-	$3.63	1/2/2023	-		-	133,333	(6)	$423,999
	5,333	(2)	2,667	(2)	-	$9.38	3/14/2023

Robert G. Petit	8,000	(3)	-		-	$12.50	10/11/2020				53,333	(7)	$169,599
	9,600	(4)	4,800	(4)	-	$18.50	11/8/2021
	12,000	(2)	6,000	(2)	-	$9.38	3/14/2023

Gregory T. Mayes	-		-		-	$-	-	75,000	(5)	$238,500	-		-

(1) Of these options, one-half vested on January 2, 2013, one-half vested on January 2, 2014.

(2) Of these options, one-third vested on March 14, 2013, one-third vested on March 14, 2014, and one-third will become exercisable on March 14, 2015.

(3) Of these options, one-third vested on October 10, 2010, one-third vested on October 10, 2011, and one-third vested on October 10, 2012.

(4) Of these options, one-third vested on November 8, 2012, one-third vested on November 8, 2013, and one-third vested on November 8, 2014.

(5) Represents unvested restricted stock units granted to Mr. Mayes as an Inducement Grant on October 25, 2013. One fourth vested immediately, one fourth vested on October 25, 2014, one fourth will vest on October 25, 2015, and the final fourth will vest on October 25, 2016.

(6) Represents unvested restricted stock units granted to Mr. O’Connor as an incentive based award. 20% of which vested immediately. The remaining 80% vest in equal installments over 12 quarters, such that the entire award is fully vested and not subject to forfeiture on October 31, 2016.

(7) Represents unvested restricted stock units granted to Mr. Petit as an incentive based award. 20% of which vested immediately. The remaining 80% vest in equal installments over 12 quarters, such that the entire award is fully vested and not subject to forfeiture on October 31, 2016.

Retirement Benefits

The Company provides retirement income to its employees, including Executives, through a 401(k) plan, where participants may elect to contribute a portion of their salary to the plan, and the Company provides matching contributions on employees’ contribution up to 4 percent of base salary.

Potential Payments Upon Termination or Change-in-Control

The Company has entered into Employment Agreements with each of its Executives. Pursuant to their Employment Agreements, termination includes (i) expiration of the term; (ii) written mutual agreement; (iii) voluntary resignation by the Executive with or without Good Reason (“Good Reason”); (iv) death of Executive; (v) disability of Executive, resulting in them being absent from duties on a full time basis for a period of one (1) month or longer; (vi) retirement of Executive; and (vii) termination of Executive by the Company with or without Just Cause (“Just Cause”).

In the event the Company terminates an Employment Agreement without Just Cause, the Executive voluntarily resigns with Good Reason, or if the Executive’s employment is terminated due to disability, the Executive shall be entitled to receive, provided the Executive properly executes a confidential separation and release agreement, (i) the applicable base salary for twelve (12) months following the termination (“Severance Period”), paid in monthly installments; (ii) health benefits during the Severance Period, substantially similar to those received prior to termination; (iii) all stock options held by the Executive will be deemed fully vested and exercisable; (iv) issuance of all Common Stock earned by Executive that has not yet been issued; and (v) removal of all restrictive legends on shares held by Executive that qualify for such treatment under Rule 144 of the SEC Act of 1934.

In the event the Employment Agreement is terminated for any reason not stated above, including, but not limited to, the expiration of the term, written mutual agreement of the Company and Executive, voluntary resignation of Executive without Good Reason, the death or retirement of Executive, or termination of employment by the Company with Just Cause, Executive shall not be entitled to receive any compensation other than accrued salary through effective date of such termination, plus any accrued but unused vacation time and unpaid expenses. The Executive shall also be entitled to continuation of group health plan benefits, provided, that, Executive shall be solely responsible for premiums, costs and expenses associated therewith.

Director Compensation

Annually, non-employee directors will receive $100,000 in compensation for Board services, of which at least 50% will be paid in restricted shares of Common Stock. Each director will elect the dollar value of stock based compensation at the beginning of each fiscal year. The share price used in determining the number of shares to be issued will be the average of the 30 preceding trading days prior to November 1 of each fiscal year.

During December 2013, the Board of Directors deemed it advisable and in our best interests to issue shares of stock in compensation for all 2013 through 2016 Board of Director committee meetings in the aggregate amount of 50,000 shares of restricted stock units (RSU’s) to each non-employee, independent director. The RSU grant will vest quarterly over three years such that 100% of the RSU will be vested on the third anniversary date (December 2016).

Our employee director does not receive any compensation for his services as a director.

The table below summarizes the compensation that was earned by our non-employee directors for fiscal 2014.

	Fees
	Earned
	or Paid	Stock	Option
Name	in Cash (1)	Awards	Awards	Total

Dr. James P. Patton (2)	$-	$167,170	$-	$167,170
Roni A. Appel (3)	$50,000	$117,167	$-	$167,167
Richard J. Berman (4)	$100,000	$67,168	$-	$167,168
Dr. Thomas J. McKearn (5)	$50,000	$117,167	$-	$167,167
Thomas A. Moore (6)	$-	$46,099	$-	$46,099
Dr. David Sidransky (7)	$50,000	$117,167	$-	$167,167
Dr. Samir N. Khleif (8)	$-	$4,199	$-	$4,199

(1)	Non-employee directors received $100,000 compensation for directors services related to fiscal year 2014, of which Directors had the opportunity to receive in either cash and/or stock.

(2)	Dr. Patton elected to receive all of his 2014 compensation in stock. Each non-employee director was granted 50,000 RSU’s for all fiscal year 2013-2016 Board of Director committee meetings. Of the RSUs granted, 16,667 shares vested in fiscal year ended October 31, 2014.

(3)	Mr. Appel elected to receive his 2014 compensation in 50% cash and 50% stock. Each non-employee director was granted 50,000 RSUs for all fiscal year 2013-2016 Board of Director committee meetings. Of the RSUs granted, 16,667 shares vested in fiscal year ended October 31, 2014.

(4)	Mr. Berman elected to receive all of his 2014 compensation in cash. Each non-employee director was granted 50,000 RSUs for all fiscal year 2013-2016 Board of Director committee meetings. Of the RSUs granted, 16,667 shares vested in fiscal year ended October 31, 2014.

(5)	Dr. McKearn elected to receive his 2014 compensation in 50% cash and 50% stock. Each non-employee director was granted 50,000 RSUs for all fiscal year 2013-2016 Board of Director committee meetings. Of the RSUs granted, 16,667 shares vested in fiscal year ended October 31, 2014.

(6)	Pursuant to his consulting agreement, Mr. Moore was granted 37,500 RSUs which vest over three years. Since Mr. Moore was not nominated for re-election, only 10,976 RSUs vested through his term on the Board and the remaining RSUs were cancelled.

(7)	Dr. Sidransky elected to receive his 2014 compensation in 50% cash and 50% stock. Each non-employee director was granted 50,000 RSUs for all fiscal year 2013-2016 Board of Director committee meetings. Of the RSUs granted, 16,667 shares vested in fiscal year ended October 31, 2014.

(8)	Dr. Khleif joined the Board of Directors on October 2, 2014. Therefore, he did not receive compensation for 2014 director services. Dr. Khleif was granted 26,042 RSUs for all fiscal year 2013-2016 Board of Director committee meetings. Of the RSUs granted, 1,042 shares vested in the fiscal year ended October 31, 2014.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

OWNERSHIP OF SECURITIES

Except as noted below, the following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of December 26, 2014:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding Common Stock;

●	each of our directors;

●	each of our named executive officers and current executive officers; and

●	all of our current directors and executive officers as a group.

As used in the table below, the term beneficial ownership with respect to our Common Stock consists of sole or shared voting power (which includes the power to vote, or to direct the voting of shares of our Common Stock) or sole or shared investment power (which includes the power to dispose, or direct the disposition of, shares of our Common Stock) through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the 60 days following December 26, 2014.

Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 23,644,808 shares of Common Stock outstanding as of December 26, 2014, adjusted as required by the rules promulgated by the SEC. Unless otherwise indicated, the address for each of the individuals and entities listed in this table is 305 College Road East, Princeton, New Jersey 08540.

Security Ownership of Certain Beneficial Owners and Management

Name and Address of Beneficial Owner	Total # of Shares Beneficially Owned	Percentage of Ownership

Dr. James P. Patton (1)	154,538	*	%

Daniel J. O’Connor (2)	198,333	*	%

Roni A. Appel (3)	106,264	*	%

Richard J. Berman (4)	37,065	*	%

Dr. Thomas J. McKearn (5)	56,727	*	%

Dr. David Sidransky (6)	26,974	*	%

Dr. Samir N. Khleif (7)	1,042	*	%

Sara M. Bonstein (8)	19,215	*	%

Gregory T. Mayes (9)	43,029	*	%

Robert G. Petit (10)	99,335	*	%

David J. Mauro (11)	25,661	*	%

Thomas A. Moore (12)	305,387	1.28%

Mark J. Rosenblum (13)	135,944	*	%

Adage Capital Partners GP LLC (14)	4,454,604	18.84%

All Current Directors & Officers as a Group (11 People) (15)	768,183	3.23%

*Less than 1%

(1) Represents 125,193 issued shares of our Common Stock, options to purchase 15,067 shares of our Common Stock exercisable within 60 days and warrants to purchase 14,278 shares of our Common Stock exercisable within 60 days.

(2) Represents 176,472 issued shares of our Common Stock, options to purchase 13,333 shares of our Common Stock exercisable within 60 days and warrants to purchase 8,528 shares of our Common Stock exercisable within 60 days.

(3) Represents 83,997 issued shares of our Common Stock, options to purchase 16,017 shares of our Common Stock exercisable within 60 days and warrants to purchase 6,250 shares of our Common Stock exercisable within 60 days.

(4) Represents 16,665 issued shares of our Common Stock and options to purchase 20,400 shares of our Common Stock exercisable within 60 days.

(5) Represents 40,194 issued shares of our Common Stock and options to purchase 16,533 shares of our Common Stock exercisable within 60 days.

(6) Represents 26,974 issued shares of our Common Stock.

(7) Represents 1,042 issued shares of our Common Stock.

(8) Represents 19,215 issued shares of our Common Stock.

(9) Represents 43,029 issued shares of our Common Stock.

(10) Represents 58,535 issued shares of our Common Stock, options to purchase 34,400 shares of our Common Stock exercisable within 60 days and warrants to purchase 6,400 shares of our Common Stock within 60 days.

(11) Represents 25,661 issued shares of our Common Stock.

(12) Represents 176,462 issued shares of our Common Stock, options to purchase 108,533 shares of our Common Stock exercisable within 60 days and warrants to purchase 20,392 shares of our Common Stock exercisable within 60 days.

(13) Represents 76,344 issued shares of our Common Stock, options to purchase 53,600 shares of our Common Stock exercisable within 60 days and warrants to purchase 6,000 shares of our Common Stock exercisable within 60 days.

(14)  Represents 4,454,604 shares of our Common Stock of which 2,764,331 shares were purchased in a registered direct transaction, and the remaining 1,690,273 shares were purchased on the open market.

(15) Represents an aggregate of 616,977 issued shares of our Common Stock, options to purchase 115,750 shares of our Common Stock exercisable within 60 days and warrants to purchase 35,456 shares of our Common Stock exercisable within 60 days. The aggregate numbers do not include the current ownership of a former Director and a former Executive Officer.

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

Thomas A. Moore

On September 26, 2013, the Company entered into a debt conversion and repayment agreement with Mr. Thomas A. Moore, a former Director of the Company and our former Chief Executive Officer, with respect to the repayment and partial conversion of amounts owed to Mr. Moore under outstanding promissory notes issued pursuant to the note purchase agreement dated September 22, 2008, as amended from time to time. The Company refers to these outstanding notes as the Moore Notes. As provided in the agreement, following the closing of the October 22, 2013 public offering: (a) the Company paid Mr. Moore $100,000 in cash as partial repayment of the Moore Notes, (b) the Company converted one-half of the remaining balance (approximately $162,132) using the same terms as securities being offered and sold in the October 22, 2013 offering and issued Mr. Moore 40,783 shares of our Common Stock and a five-year warrant to purchase 20,392 shares of our Common Stock at an exercise price of $5.00 per share on October 31, 2013 and (c) within three months of the closing of the offering, the Company will pay Mr. Moore in cash the then remaining outstanding balance under the Moore Notes (approximately $163,132). The Company paid Mr. Moore $168,280, inclusive of additional interest expense incurred, on February 4, 2014, fully satisfying its obligations under the Moore Notes, which no longer remain outstanding.

On August 19, 2013, the Company entered into a consulting agreement with Mr. Moore pursuant to which Mr. Moore will continue to assist the Company in exchange for (i) receiving an aggregate of approximately $350,000, paid in installments over the course of the one year consulting period, (ii) reimbursement by the Company for any costs associated with or incurred by Mr. Moore for participation in a group health plan and (iii) a grant of 37,500 RSUs that will vest quarterly over three years. Since Mr. Moore was not nominated for re-election, only 10,976 RSUs vested through his current term on the Board. The one-year consulting agreement automatically terminated on August 18, 2014.

Following Mr. Moore’s termination of his engagement as a consultant as provided in the agreement, Mr. Moore was entitled to payment of any earned or accrued but unpaid compensation and, provided that Mr. Moore executes a separation agreement and general release, a one-time lump sum $350,000 disengagement payment, subject to all applicable withholdings and deductions. As of October 27, 2014, the disengagement payment was paid in full and we have no outstanding balance under all arrangements.

Mark J. Rosenblum

In connection with the October 2011 offering, we issued $58,823.53 of convertible promissory notes to an IRA account in the name of our former Chief Financial Officer, Mark J. Rosenblum, for a purchase price of $50,000. Additionally, Mr. Rosenblum received a warrant to purchase that number of shares of our Common Stock equal to 50% of such number of shares of our Common Stock issuable upon conversion of the $58,823.53 convertible promissory notes, at an exercise price of $18.75 per share, which expired on October 31, 2014. On May 18, 2012, Mr. Rosenblum exchanged his convertible promissory notes and warrant for 5,490 shares of our Common Stock.

In connection with Mr. Rosenblum’s resignation in March 2014, the Company and Mr. Rosenblum entered into a separation agreement effective as of March 24, 2014. The separation agreement provides for severance benefits of, among other things, one year’s salary of $275,000 payable in equal bi-weekly payments over a period of twelve (12) months as well as accelerated vesting of Mr. Rosenblum’s stock and option awards.

James P. Patton

On August 2, 2012, in a private placement pursuant to a note purchase agreement, we issued Dr. James Patton, a member of our Board of Directors, a convertible promissory note in the principal amount of $66,667 for a purchase price of $50,000, representing an original issue discount of 25%. Dr. Patton paid $0.75 for each $1.00 of principal amount of the Patton Note. The Patton Note was convertible into shares of our Common Stock at $18.75 per share, subject to adjustment.

Additionally, Dr. Patton received a warrant to purchase that number of shares of our Common Stock equal to 50% of the number of shares of our Common Stock issuable upon conversion of the Patton Note, at an exercise price of $10.625 per share. This warrant expires on August 2, 2017 and may be exercised on a cashless basis in certain circumstances. On June 25, 2013, Dr. Patton converted the note in full into 21,092 shares of Advaxis Inc. Common Stock.

Daniel J. O’Connor

In connection with a May 2012 offering by Advaxis, Inc., we issued Mr. O’Connor a convertible promissory note in the principal amount of $66,667 for a purchase price of $50,000, which represents an original issue discount of 25%. On May 20, 2013, Mr. O’Connor converted the note in full for 21,091 shares of our Common Stock. Mr. O’Connor also received a warrant to purchase that number of shares of our Common Stock equal to 50% of such number of shares of our Common Stock issuable upon conversion of the note, based on the original conversion price of $18.75 per share, which warrant expires May 18, 2017 and may be exercised on a cashless basis in certain circumstances. The warrant had an original exercise price of $18.75 per share but was adjusted, pursuant to its terms, on December 1, 2012 to $10.625 per share.

Item 14: Principal Accountant Fees and Services.

Disclosure of Principal Accountant Fees and Services

On December 14, 2012, we engaged Marcum, LLP (“Marcum”) as our independent registered public accounting firm to audit our financial statements. Beginning with the year ended October 31, 2012, Marcum has audited our financial statements. Below is a summary of the fees recorded for the periods ended October 31, 2014 and 2013.

	Fiscal Year	Fiscal Year
	2014	2013
Audit & Related Fees – Marcum LLP	$112,482	$165,523
Tax Fees – Marcum LLP	$24,280	$12,475
Other Fees – Marcum LLP	$116,638	$136,643
Total	$253,400	$314,641

Audit & Related Fees: The Company recorded fees of $112,482 and $165,523 in connection with its audits and quarterly review services of the Company’s financial statements for the fiscal years ended October 31, 2014 and 2013, respectively.

Tax Fees: The Company recorded fees of $24,280 and $12,475 in connection with tax fees for the fiscal years ended October 31, 2014 and 2013.

All Other Fees: The Company recorded fees of $116,638 and $136,643 primarily for review of securities registration documents, and for assistance with other document reviews for the fiscal years ended October 31, 2014 and 2013, respectively.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee will pre-approve all auditing services and the terms thereof (which may include providing comfort letters in connection with securities underwriting) and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the ” de minimus ” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied. This authority to pre-approve non-audit services may be delegated to one or more members of the Audit Committee, who shall present all decisions to pre-approve an activity to the full Audit Committee at its first meeting following such decision. The Audit Committee may review and approve the scope and staffing of the independent auditors’ annual audit plan.

PART IV

Item 15: Exhibits and Financial Statements Schedules.

See Index of Exhibits below. The Exhibits are filed with or incorporated by reference in this report.

(a) Exhibits. The following exhibits are included herein or incorporated herein by reference.

Exhibit Number	Description of Exhibits

1.1	Underwriting Agreement, dated March 26, 2014, by and between Aegis Capital Group and Advaxis, Inc. Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed with the SEC on April 1, 2014.

2.1	Agreement Plan and Merger of Advaxis, Inc. (a Colorado corporation) and Advaxis, Inc. (a Delaware corporation). Incorporated by reference to Annex B to DEF 14A Proxy Statement filed with the SEC on May 15, 2006.

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Annex C to DEF 14A Proxy Statement filed with the SEC on May 15, 2006.

3.2	Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock of the registrant, dated September 24, 2009. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on September 25, 2009.

3.3	Certificate of Designations of Preferences, Rights and Limitations of Series B Preferred Stock of the registrant, dated July 19, 2010. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on July 20, 2010.

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 16, 2012. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on August 17, 2012.

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 11, 2013 (reverse stock split). Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on July 15, 2013.

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 12, 2013 (authorized share capital decrease). Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the SEC on July 15, 2013.

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 9, 2014. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on July 10, 2014.

3.8	Amended and Restated Bylaws. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-QSB filed with the SEC on September 13, 2006.

4.1	Form of Common Stock certificate. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on October 23, 2007.

4.2	Form of Amended and Restated Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K/A filed with the SEC on February 11, 2010.

4.3	Form of Common Stock Purchase Warrant, issued in the junior bridge financing. Incorporated by reference to Exhibit 4.12 to Registration Statement on Form S-1 (File No. 333-162632) filed with the SEC on October 22, 2009.

4.4	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on June 19, 2009.

4.5	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K/A filed with the SEC on February 11, 2010.

4.6	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on November 12, 2010.

Exhibit Number	Description of Exhibits

4.7	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on May 9, 2011.

4.8	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on August 31, 2011.

4.9	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on November 2, 2011.

4.10	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on January 5, 2012.

4.11	Form of Common Stock Purchase Warrant issued pursuant to the Exchange Agreements, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

4.12	Form of Common Stock Purchase Warrant issued pursuant to the note purchase agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

4.13	Form of Common Stock Purchase Warrant issued to Dr. James Patton. Incorporated by reference to Exhibit 4.23 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-183682) filed with the SEC on September 11, 2012.

4.14	Form of Secured Promissory Note issued pursuant to the Securities Purchase Agreement, dated as of December 13, 2012, by and between Advaxis, Inc. and Tonaquint, Inc. Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed with the SEC on March 25, 2013.

4.15	Form of Warrant to Purchase Shares of Common Stock issued pursuant to the Securities Purchase Agreement, dated as of December 13, 2012, by and between Advaxis, Inc. and Tonaquint, Inc. Incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q filed with the SEC on March 25, 2013.

4.16	Form of Warrant Agency Agreement by and between Advaxis, Inc. and Securities Transfer Corporation and Form of Warrant Certificate. Incorporated by reference to Exhibit 4.18 to Registration Statement on Form S-1/A (File No. 333-188637) filed with the SEC on September 27, 2013.

4.17	Form of Representative’s Warrant. Incorporated by reference to Exhibit 4.19 to Registration Statement on Form S-1/A (File No. 333-188637) filed with the SEC on September 27, 2013.

4.18	Form of Warrant to Purchase 30,154 Shares of Common Stock issued September 17, 2013 pursuant to an engagement letter termination agreement. Incorporated by reference to Exhibit 4.20 to Registration Statement on Form S-1/A (File No. 333-188637) filed with the SEC on September 27, 2013.

4.19	Form of Warrant Agency Agreement between Advaxis, Inc. and Securities Transfer Corporation dated October 22, 2013 and Form of Warrant Certificate. Incorporated by reference to Exhibits 10.1 and 10.2 to Current Report on Form 8-K filed with the SEC on October 22, 2013.

4.20	Common Stock purchase warrant, dated as of March 19, 2014, by and between Advaxis, Inc. and Aratana Therapeutics, Inc. Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

4.21	Form of Representative’s Warrant related to the Underwriting Agreement, dated as of March 31, 2014, by and between Advaxis, Inc. and Aegis Capital Group. Incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

Exhibit Number	Description of Exhibits

10.1	2004 Stock Option Plan of the registrant. Incorporated by reference to Exhibit 4.1 to Report on Form S-8 filed with the SEC on December 1, 2005.

10.2	2005 Stock Option Plan of the registrant. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on May 15, 2006.

10.3	License Agreement, between the Trustees of the University of Pennsylvania and the registrant dated as of June 17, 2002, as Amended and Restated on February 13, 2007. Incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-KSB filed with the SEC on February 13, 2007.

10.4	Sponsored Research Agreement dated November 1, 2006 by and between the Trustees of the University of Pennsylvania (Dr. Paterson Principal Investigator) and the registrant. Incorporated by reference to Exhibit 10.44 to Annual Report on 10-KSB filed with the SEC on February 13, 2007.

10.5	Agreement, dated July 7, 2003, by and between Cobra Biomanufacturing PLC and Advaxis, Inc. Incorporated by reference to Exhibit 10.16 to Pre-Effective Amendment No. 4 filed on June 9, 2005 to Registration Statement on Form SB-2 (File No. 333-122504).

10.6	Employment Agreement, dated March 1, 2005, by and between John Rothman and the registrant. Incorporated by reference to Exhibit 10.25 to Pre-Effective Amendment No. 2 filed on April 8, 2005 to Registration Statement on Form SB-2/A (File No. 333-122504).

10.7	Royalty Agreement, dated as of May 11, 2003, by and between Cobra Bio-Manufacturing PLC and the registrant. Incorporated by reference to Exhibit 10.28 to Pre-Effective Amendment No. 4 filed on June 9, 2005 to Registration Statement on Form SB-2 (File No. 333-122504).

10.8	Employment Agreement dated August 21, 2007 between the registrant and Thomas Moore. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on August 27, 2007.

10.9	Note purchase agreement, dated September 22, 2008 by and between Thomas A. Moore and the registrant. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 30, 2008.

10.10	Technical/Quality Agreement dated May 6, 2008 by and between Vibalogics GmbH and the registrant. Incorporated by reference to Exhibit 10.57 to Annual Report on Form 10-KSB filed with the SEC on January 29, 2009.

10.11	Master Service Agreement dated April 7, 2008 by and between Vibalogics GmbH and the registrant. Incorporated by reference to Exhibit 10.58 to Annual Report on Form 10-KSB filed with the SEC on January 29, 2009.

10.12	Form of Senior Promissory Note as amended, between the registrant and Thomas Moore. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed with the SEC on June 19, 2009.

10.13	Form of Amended and Restated Senior Promissory Note, between the registrant and Thomas Moore. Incorporated by reference to Exhibit 4.17 to Annual Report on Form 10-K filed with the SEC on February 19, 2010.

10.14	Amended and Restated 2009 Stock Option Plan of the registrant. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on April 30, 2010.

10.15	Second Amendment to the Amended and Restated Patent License Agreement between the registrant and the Trustees of the University of Pennsylvania dated as of May 10, 2010. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on June 3, 2010.

Exhibit Number	Description of Exhibits

10.16	Series B Preferred Stock Purchase Agreement dated July 19, 2010 by and between Optimus Capital Partners, LLC and the registrant. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 20, 2010.

10.17	Form of Amended and Restated Promissory Note between Optimus CG II Ltd. and the registrant. Incorporated by reference to Exhibit G to the Purchase Agreement included as Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 20, 2010.

10.18	Form of Security Agreement between Optimus CG II Ltd. and the registrant. Incorporated by reference to Exhibit H to the Purchase Agreement included as Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 20, 2010.

10.19	Amended and Restated Senior Promissory Note, dated March 17, 2011, between the registrant and Thomas A. Moore. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on March 17, 2011.

10.20	Amendment No. 1 to Series B Preferred Stock Purchase Agreement dated April 4, 2011 by and between Optimus Life Sciences Capital Partners, LLC, Optimus CG II Ltd. and the registrant. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on April 7, 2011.

10.21	Form of Promissory Note between Optimus CG II Ltd. and the registrant. Incorporated by reference to Appendix 2 to the Warrant included as Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on April 7, 2011.

10.22	Amended and Restated Security Agreement between Optimus CG II Ltd. and the registrant. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on April 7, 2011.

10.23	Form of note purchase agreement, dated as of May 9, 2011, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.1 to Amendment to Current Report on Form 8-K/A filed with the SEC on May 12, 2011.

10.24	2011 Omnibus Incentive Plan of registrant. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on August 29, 2011.

10.25	2011 Employee Stock Purchase Plan. Incorporated by reference to Annex B to DEF 14A Proxy Statement filed with the SEC on August 29, 2011.

10.26	Exchange and Amendment Agreement, dated as of August 29, 2011, by and between Advaxis, Inc. and Thomas A. Moore. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on August 31, 2011.

10.27	Form of Convertible Promissory Note. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on November 2, 2011.

10.28	Form of note purchase agreement, dated as of October 28, 2011, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on November 2, 2011.

Exhibit Number	Description of Exhibits

10.29	Form of Registration Rights Agreement, dated as of October 28, 2011, by and between Advaxis, Inc. and each of the several investors signatory thereto. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on November 2, 2011.

10.30	Amendment No. 1 to the Advaxis, Inc. 2011 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on December 20, 2011.

10.31	Form of Convertible Promissory Note. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.32	Form of note purchase agreement, dated as of December 29, 2011, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.33	Form of Registration Rights Agreement, by and between Advaxis, Inc. and each of the several investors signatory thereto. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on January 5, 2012.

10.34	Form of Exchange Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.35	Form of Amendment, Consent and Waiver Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.36	Form of Convertible Promissory Note issued pursuant to the note purchase agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.37	Form of note purchase agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.38	Form of Registration Rights Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.39	Stock Purchase Agreement, dated as of June 13, 2012, by and between Advaxis, Inc. and Numoda Corporation. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on June 14, 2012.

10.40	Amendment No. 1, dated as of March 26, 2007, to the License Agreement, between the Trustees of the University of Pennsylvania and Advaxis, Inc. dated as of June 17, 2002, as amended and restated on February 13, 2007. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

10.41	Master Agreement, dated June 19, 2009, by and between Numoda Corporation and Advaxis, Inc. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

10.42	Form of Project Agreement by and between Numoda Corporation and Advaxis, Inc. Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

Exhibit Number	Description of Exhibits

10.43	Clinical Trial Services Agreement, dated December 13, 2009, by and between the Gynecologic Oncology Group and Advaxis, Inc. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

10.44	Amendment No. 3, dated as of December 12, 2011, to the License Agreement, between the Trustees of the University of Pennsylvania and Advaxis, Inc. dated as of June 17, 2002, as amended and restated on February 13, 2007. Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

10.45	Exchange Agreement, dated as of July 5, 2012, by and between Advaxis, Inc. and Thomas A. Moore. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 11, 2012.

10.48	Amendment No. 1 to 2011 Omnibus Incentive Plan of registrant. Incorporated by reference to Annex B to DEF 14A Proxy Statement filed with the SEC on July 19, 2012.

10.49	Promissory Note issued to JLSI, LLC on July 21, 2012. Incorporated by reference to Exhibit 10.111 to Registration Statement on Form S-1 (File No. 333-183682) filed with the SEC on August 31, 2012.

10.50	Form of Convertible Promissory Note issued to Dr. James Patton. Incorporated by reference to Exhibit 10.112 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-183682) filed with the SEC on September 11, 2012.

10.51	Form of Convertible Promissory Note issued to JMJ Financial on August 27, 2012. Incorporated by reference to Exhibit 10.113 to Registration Statement on Form S-1 (File No. 333-183682) filed with the SEC on August 31, 2012.

10.52	Form of note purchase agreement by and between Advaxis, Inc. and Dr. James Patton. Incorporated by reference to Exhibit 10.114 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-183682) filed with the SEC on September 11, 2012.

10.53	Common Stock Purchase Agreement by and between Advaxis, Inc. and Hanover Holdings I, LLC, dated as of October 26, 2012. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on October 31, 2012.

10.54	Registration Rights Agreement by and between Advaxis, Inc. and Hanover Holdings I, LLC, dated as of October 26, 2012. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on October 31, 2012.

10.55	Order for Approval of Stipulation for Settlement of Claims entered by the Superior Court of the State of California for the County of Los Angeles – Central District, dated December 20, 2012. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on December 28, 2012.

10.56	Stipulation for Settlement of Claims between Ironridge Global IV, Ltd. and Advaxis, Inc., dated December 19, 2012. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on December 28, 2012.

Exhibit Number	Description of Exhibits

10.57	Form of Securities Purchase Agreement, dated as of December 13, 2012, by and between Advaxis, Inc. and Tonaquint, Inc. Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed with the SEC on March 25, 2013.

10.58	Form of Security Agreement, dated as of December 13, 2012, by Advaxis, Inc. in favor of Tonaquint, Inc. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed with the SEC on March 25, 2013.

10.59	Separation Agreement and General Release dated March 20, 2013 between Advaxis, Inc. and John Rothman. Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed with the SEC on March 25, 2013.

10.60	Convertible Promissory Note issued to JMJ Financial on April 26, 2013. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on May 8, 2013.

10.61	Securities Purchase Agreement dated June 21, 2013 between Advaxis, Inc. and Redwood Management, LLC. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on June 27, 2013.

10.62	5% Convertible Debenture dated June 21, 2013 issued to Redwood Management, LLC. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on June 27, 2013.

10.63	Consulting Agreement by and between Advaxis, Inc. and Thomas A. Moore, dated August 19, 2013. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on August 20, 2013.

10.64	Employment Agreement by and between Advaxis, Inc. and Daniel J. O’Connor, dated August 19, 2013. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on August 20, 2013.

10.65	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on August 20, 2013

10.66	Employment Agreement by and between Advaxis, Inc. and Mark J. Rosenblum, dated September 4, 2013. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 10, 2013.

10.67	Securities Purchase Agreement dated September 4, 2013. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 10, 2013.

10.68	Convertible Promissory Note dated September 4, 2013. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on September 10, 2013.

10.69	Amendment No. 1 dated September 4, 2013 to Convertible Promissory Note dated April 26, 2013. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on September 10, 2013.

10.70	Employment Agreement between Advaxis, Inc. and Robert Petit, dated September 26, 2013. Incorporated by reference to Exhibit 10.70 to Registration Statement on Form S-1/A (File No. 333-188637) filed with the SEC on September 27, 2013.

10.71	Employment Agreement between Advaxis, Inc. and Chris French, dated September 26, 2013. Incorporated by reference to Exhibit 10.71 to Registration Statement on Form S-1/A (File No. 333-188637) filed with the SEC on September 27, 2013.

10.72	Debt Conversion Agreement between Advaxis, Inc. and Thomas A. Moore dated September 26, 2013. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 27, 2013.

Exhibit Number	Description of Exhibits

10.73	Form of Exchange Agreement between Advaxis, Inc. and Redwood Management, LLC dated September 27, 2013. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on September 27, 2013.

10.74	Notice of Settlement and Redemption Agreement dated September 26, 2013. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on September 27, 2013.

10.75	Exchange and Settlement Agreement between Advaxis, Inc. and Iliad Research and Trading, LP, dated October 10, 2013. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on October 11, 2013.

10.76	Accelerated Conversion and Note Termination Agreement between Advaxis, Inc. and JMJ Financial, dated October 16, 2013. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on October 17, 2013.

10.77‡	Employment Agreement by and between Advaxis, Inc. and Gregory T. Mayes, III, dated October 25, 2013. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on October 29, 2013.

10.78‡	Form of Restricted Stock Agreement between Advaxis, Inc. and Gregory T. Mayes, III, dated October 25, 2013. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on October 29, 2013.

10.79	Exclusive License and Technology Transfer Agreement by and between Advaxis, Inc. and Global BioPharma, Inc., dated December 9, 2013. Incorporated by reference to Exhibit 10.79 to Annual Report on Form 10-K/A filed with the SEC on February 6, 2014.

10.80‡	Amendment No. 1, dated as of December 19, 2013, to the Employment Agreement by and between Advaxis, Inc. and Daniel J. O’Connor. Incorporated by reference to Exhibit 10.82 to Annual Report on Form 10-K/A filed with the SEC on February 6, 2014.

10.81‡	Amendment No. 1, dated as of December 19, 2013, to the Employment Agreement by and between Advaxis, Inc. and Gregory T. Mayes, III. Incorporated by reference to Exhibit 10.82 to Annual Report on Form 10-K/A filed with the SEC on February 6, 2014.

10.82‡	Amendment No. 1, dated as of December 19, 2013, to the Employment Agreement by and between Advaxis, Inc. and Mark J. Rosenblum. Incorporated by reference to Exhibit 10.82 to Annual Report on Form 10-K/A filed with the SEC on February 6, 2014.

10.83‡	Amendment No. 1, dated as of December 19, 2013, to the Employment Agreement by and between Advaxis, Inc. and Robert G. Petit. Incorporated by reference to Exhibit 10.82 to Annual Report on Form 10-K/A filed with the SEC on February 6, 2014.

10.84‡	Amendment No. 1, dated as of December 19, 2013, to the Employment Agreement by and between Advaxis, Inc. and Chris L. French. Incorporated by reference to Exhibit 10.82 to Annual Report on Form 10-K/A filed with the SEC on February 6, 2014.

10.85	Distribution and Supply Agreement, dated as of January 20, 2014, by and between Advaxis, Inc. and Biocon, Limited. Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed with the SEC on March 17, 2014.

10.86	Exclusive License Agreement, dated March 19, 2014, by and between Advaxis, Inc. and Aratana Therapeutics, Inc. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

10.87‡	Employment Agreement, dated March 24, 2014, by and between Advaxis, Inc. and Sara M. Bonstein. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

10.88‡	Separation Agreement and General Release, dated March 24, 2014, between Advaxis, Inc. and Mark J. Rosenblum. Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

10.89‡	Amendment No. 2, dated as of June 5, 2014, to the Employment Agreement by and between Advaxis, Inc. and Daniel J. O’Connor. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

10.90‡	Amendment No. 2, dated as of June 5, 2014, to the Employment Agreement by and between Advaxis, Inc. and Gregory T. Mayes. Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

10.91‡	Amendment No. 2, dated as of June 5, 2014, to the Employment Agreement by and between Advaxis, Inc. and Robert G. Petit. Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

10.92‡	Amendment No. 2, dated as of June 5, 2014, to the Employment Agreement by and between Advaxis, Inc. and Chris L. French. Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

10.93‡	Amendment No. 1, dated as of June 5, 2014, to the Employment Agreement by and between Advaxis, Inc. and Sara M. Bonstein. Incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

10.94‡	Employment Agreement, dated October 20, 2014, by and between Advaxis, Inc. and David J. Mauro. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on October 21, 2014

10.95‡	Form of Restricted Stock Agreement between Advaxis, Inc. and David J. Mauro, dated October 20, 2014. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on October 21, 2014.

10.96	Clinical Trial Collaboration Agreement, dated July 21, 2014, by and between Advaxis, Inc. and MedImmune, LLC. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on September 9, 2014.

10.97	5th Amendment to the Amended & Restated License Agreement, dated July 25, 2014, by and between Advaxis, Inc. and University of Pennsylvania. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the SEC on September 9, 2014.

10.98	Amendment No. 2 to the Advaxis, Inc. 2011 Omnibus Incentive Plan, effective July 9, 2014. Incorporated by reference to Annex A to Current Report on Schedule 14A filed with the SEC on May 20, 2014.

10.99	Amended and Restated 2011 Omnibus Incentive Plan, dated September 8, 2014. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed with the SEC on September 9, 2014.

10.100	Master Services Agreement for Technical Transfer and Clinical Supply, dated February 5, 2014, by and between Advaxis, Inc. and SynCo Bio Partners B.V. Incorporated by reference to Exhibit 10.1 to Current Report to Form 8-K filed with the SEC on February 11, 2014.

10.101	Clinical Trial Collaboration and Supply Agreement by and between Advaxis, Inc. and Merck & Co. dated August 22, 2014. Incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K filed with the SEC on January 6, 2015. Confidential treatment has been granted with respect to the omitted portions of this exhibit.

10.102	Manufacturing Services Agreement by and between Advaxis, Inc. and IDT Biologika dated September 8, 2014. Incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K filed with the SEC on January 6, 2015.

10.103	Clinical Trial Collaboration and Supply Agreement by and between Advaxis, Inc. and MedImmune, LLC dated May 22, 2014. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on September 9, 2014. Confidential treatment has been granted with respect to the omitted portions of this exhibit.

14.1	Code of Business Conduct and Ethics dated November 12, 2004. Incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K filed with the SEC on November 18, 2004.

14.2	Code of Business Conduct and Ethics dated July 9, 2014. Incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K filed with the SEC on July 10, 2014.

Exhibit Number	Description of Exhibits

23.1	Consent of Marcum LLP. Incorporated by reference to Exhibit 23.1 to Annual Report on Form 10-K filed with the SEC on January 6, 2015.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document. Incorporated by reference to Exhibit 101.INS to Annual Report on Form 10-K filed with the SEC on January 6, 2015.

101.SCH	XBRL Taxonomy Extension Schema Document. Incorporated by reference to Exhibit 101.SCH to Annual Report on Form 10-K filed with the SEC on January 6, 2015.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Incorporated by reference to Exhibit 101.CAL to Annual Report on Form 10-K filed with the SEC on January 6, 2015.

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document. Incorporated by reference to Exhibit 101.DEF to Annual Report on Form 10-K filed with the SEC on January 6, 2015.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Incorporated by reference to Exhibit 101.LAB to Annual Report on Form 10-K filed with the SEC on January 6, 2015.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Incorporated by reference to Exhibit 101.PRE to Annual Report on Form 10-K filed with the SEC on January 6, 2015.

*	Filed herewith.

‡	Denotes management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the registrant’s Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Princeton, Mercer County, State of New Jersey, on this 20th day of January 2015.

ADVAXIS, INC.

By:	/s/ Daniel J. O’Connor
Daniel J. O’Connor
Chief Executive Officer and Director

