Form 10-Q
period 2015-04-30
Advaxis, Inc.
filed 2015-06-15
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of June 10, 2015 was 31,396,496.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ADVAXIS, INC.

BALANCE SHEETS

	April 30, 2015	October 31, 2014
	(unaudited)
ASSETS
Current Assets:
Cash	$45,940,718	$17,606,860
Prepaid Expenses	404,960	182,978
Income Tax Receivable	-	1,731,317
Other Current Assets	8,182	8,182
Deferred Expenses - current	2,217,281	964,724
Total Current Assets	48,571,141	20,494,061

Property and Equipment (net of accumulated depreciation)	73,518	77,369
Intangible Assets (net of accumulated amortization)	3,002,957	2,767,945
Other Assets	38,438	38,438

TOTAL ASSETS	$51,686,054	$23,377,813

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$3,041,852	$1,411,058
Accrued Expenses	916,223	1,241,796
Short Term Convertible Notes and Fair Value of Embedded Derivative	29,549	62,882
Total Current Liabilities	3,987,624	2,715,736

Common Stock Warrant Liability	327,567	32,091
Total Liabilities	4,315,191	2,747,827

Commitments and Contingencies

Shareholders’ Equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; Series B Preferred Stock; issued and outstanding 0 at April 30, 2015 and October 31, 2014. Liquidation preference of $0 at April 30, 2015 and October 31, 2014.	-	-
Common Stock - $0.001 par value; authorized 45,000,000 shares, issued and outstanding 27,508,034 at April 30, 2015 and 19,630,139 at October 31, 2014.	27,508	19,630
Additional Paid-In Capital	155,223,621	107,601,493
Accumulated Deficit	(107,880,266)	(86,991,137)
Total Shareholders’ Equity	47,370,863	20,629,986
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,686,054	$23,377,813

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014

Revenue	$-	$1,000,000	$-	$1,000,000

Operating Expenses
Research and Development Expenses	6,135,059	1,544,922	9,714,995	3,104,789
General and Administrative Expenses	7,704,868	2,051,055	10,900,967	6,448,891
Total Operating Expenses	13,839,927	3,595,977	20,615,962	9,553,680

Loss from Operations	(13,839,927)	(2,595,977)	(20,615,962)	(8,553,680)

Other Income (expense):
Interest Expense	-	(3,238)	-	(5,253)
Gain on Note retirement	-	-	-	6,243
Debt conversion expense	(6,599)	-	(6,599)	-
Net changes in fair value of derivative liabilities	(23,236)	273,849	(287,307)	405,797
Other Income	14,503	10,749	20,739	19,321
Net Loss before benefit for income taxes	(13,855,259)	(2,314,617)	(20,889,129)	(8,127,572)

Income Tax Benefit	-	-	-	625,563

Net Loss	(13,855,259)	(2,314,617)	(20,889,129)	(7,502,009)

Net Loss per share, basic and diluted	$(0.52)	$(0.15)	$(0.87)	$(0.51)

Weighted Average Number of Shares Outstanding, Basic and Diluted	26,655,486	15,749,434	24,085,290	14,779,983

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended April 30,
	2015	2014

OPERATING ACTIVITIES
Net Loss	$(20,889,129)	$(7,502,009)
Adjustments to reconcile Net Loss to net cash used in operating activities:
Non-cash charges to consultants and employees for options and stock	9,175,100	2,345,301
Non-cash interest expense	-	51
Loss (Gain) on change in value of warrants and embedded derivative	287,307	(405,797)
Warrant expense	8,169	4,437
Settlement expense	-	34,125
Employee Stock Purchase Plan	6,909	5,371
Depreciation expense	14,148	13,806
Amortization expense of intangibles	98,692	84,616
Debt conversion expense	6,599	-
(Gain) on note retirement	-	(6,243)
Change in operating assets and liabilities:
Prepaid expenses	(221,982)	(228,941)
Income tax receivable	1,731,317	-
Other current assets	-	(50,000)
Deferred expenses	(1,252,556)	131,556
Accounts payable and accrued expenses	1,305,221	(1,850,985)
Interest payable	-	(98,192)
Net cash used in operating activities	(9,730,205)	(7,522,904)

INVESTING ACTIVITIES
Purchase of property and equipment	(10,298)	(24,595)
Cost of intangible assets	(333,704)	(185,660)
Net cash used in Investing Activities	(344,002)	(210,255)

FINANCING ACTIVITIES
Repayment of Officer Loan	-	(64,926)
Proceeds from exercise of options	58,400	-
Proceeds from exercise of warrants	239,593	250
Net proceeds of issuance of Common Stock	38,110,072	14,820,105
Net cash provided by Financing Activities	38,408,065	14,755,429
Net increase in cash	28,333,858	7,022,270
Cash at beginning of period	17,606,860	20,552,062
Cash at end of period	$45,940,718	$27,574,332

The accompanying notes are an integral part of these financial statements.

F-3

Supplemental Disclosures of Cash Flow Information

	Six months ended April 30,
	2015	2014
Cash Paid for Interest	$-	$105,409

Supplemental Schedule of Non-cash Investing and Financing Activities

	Six months ended April 30,
	2015	2014
Accounts Payable from consultants settled with Common Stock	$-	$3,000
Conversion of notes payable into common stock	39,932	-
Accrued Legal fees included in financing costs	-	239,297

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION

Advaxis, Inc. (“Advaxis” or the “Company”) is a clinical stage biotechnology company focused on the discovery, development and commercialization of proprietary Lm -LLO cancer immunotherapies. These immunotherapies are based on a platform technology that utilizes live attenuated Listeria monocytogenes (“Lm” or “Listeria”), bioengineered to secrete antigen/adjuvant fusion proteins. These Lm -LLO strains are believed to be a significant advancement in immunotherapy as they integrate multiple functions into a single immunotherapy as they access and direct antigen presenting cells to stimulate anti-tumor T-cell immunity, stimulate and activate the immune system with the equivalent of multiple adjuvants, and simultaneously reduce tumor protection in the tumor microenvironment to enable the T-cells to eliminate tumors.

ADXS-HPV is the Company’s lead Lm -LLO immunotherapy product candidate for the treatment of human papilloma virus (“HPV”) associated cancers. The Company completed a randomized Phase 2 study in 110 patients with recurrent cervical cancer that was shown to have a manageable safety profile, improved survival and objective tumor responses. In addition, the Gynecologic Oncology Group (“GOG”), now part of NRG Oncology, is conducting a Phase 2 open-label clinical study of ADXS-HPV in patients with persistent or recurrent cervical cancer with documented disease progression. The study, known as GOG 0265, has successfully completed its first stage and has met the predetermined safety and efficacy criteria required to proceed into the second stage of patient recruitment which is now enrolling. The Company plans to advance this immunotherapy into a registrational clinical trial for the treatment of women with high-risk locally advanced cervical cancer.

ADXS-HPV has received United States Food and Drug Administration (“FDA”) orphan drug designation for three HPV-associated cancers: cervical, head and neck, and anal cancer, and is being evaluated in Company-sponsored trials executed under an Investigational New Drug (“IND”) include the following: i) a Phase 1/2 clinical trial alone and in combination with MedImmune’s investigational anti-PD-L1 immune checkpoint inhibitor, MEDI4736, in patients with previously treated metastatic HPV-associated cervical cancer and HPV-associated head and neck cancer; ii) a Phase 2 multi-center, open-label study alone and in combination with Incyte’s investigational oral indoleamine 2,3-dioxygenase 1 (IDO1) inhibitor, epacadostat (INCB24360) in patients with Stage I-IIa HPV-associated cervical cancer; iii) a Phase 1/2 study evaluating higher doses and repeat cycles of ADXS-HPV in patients with recurrent cervical cancer; and, iv) a Phase 2 study in collaboration with and funded by Global BioPharma Inc. (“GBP”), under a development and commercialization license agreement applicable to Asia, of ADXS-HPV in HPV-associated non-small cell lung cancer. In addition to the Company-sponsored trials, ADXS-HPV is also beging evaluated in three ongoing investigator-initiated clinical trials as follows: locally advanced cervical cancer (cooperative group sponsor), head and neck cancer, and anal cancer.

ADXS-PSA is the Company’s Lm -LLO immunotherapy product candidate designed to target the Prostate Specific Antigen (“PSA”) associated with prostate cancer. The FDA has cleared the Company’s IND application and the Company has initiated a Phase 1/2 clinical trial alone and in combination with KEYTRUDA® (pembrolizumab), Merck’s humanized monoclonal antibody against PD-1, in patients with previously treated metastatic castration-resistant prostate cancer.

ADXS-HER2 is the Company’s Lm -LLO immunotherapy product candidate designed for the treatment of Human Epidermal Growth Factor Receptor 2 (“HER2”) expressing cancers, including human and canine osteosarcoma, breast, gastric and other cancers. The FDA has cleared the Company’s IND application and is in the process of initiating a Phase 1b clinical trial in patients with metastatic HER2 expressing solid tumors. The Company received orphan drug designation for ADXS-HER2 in osteosarcoma. Clinical research with ADXS-HER2 in canine osteosarcoma is being developed by the Company’s pet therapeutic partner, Aratana Therapeutics Inc. (“Aratana”), who holds exclusive rights to develop and commercialize ADXS-HER2 and three other Lm -LLO immunotherapies for pet health applications. Aratana has announced that a product license application for use of ADXS-HER2 in the treatment of canine osteosarcoma has been filed with the United States Department of Agriculture (“USDA”). Aratana received communication from the USDA in March 2015 that the efficacy data previously submitted for product license for AT-014 (ADXS-HER2), the cancer immunotherapy for canine osteosarcoma, licensed from the Company was accepted to provide a reasonable expectation of efficacy to support conditional licensure. While Aratana needs to complete additional steps, including in the areas of manufacturing and safety, Aratana anticipates that AT-014 could receive conditional licensure from the USDA in 2016.

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

Liquidity and Financial Condition

The Company’s products are being developed and have not generated significant revenues. As a result, the Company has suffered recurring losses. These losses are expected to continue for an extended period of time. On December 19, 2014, the Company priced a registered direct offering of 3,940,801 shares of its Common Stock (“Common Stock”). The transaction closed on December 22, 2014, and the Company received net proceeds of approximately $15.8 million from the offering. In addition, on February 18, 2015, the Company priced an additional registered direct offering of 3,068,095 shares of its Common Stock. The transaction closed on February 19, 2015, and the Company received net proceeds of approximately $22.3 million from the offering. The shares in each offering were sold under a Registration Statement (No. 333-194009) on Form S-3, filed by the Company with the United States Securities and Exchange Commission (“SEC”). On May 5, 2015, the Company closed on an underwritten public offering of 2,800,000 shares of Common Stock at a public offering price of $19.00 per share. The gross proceeds from the public offering were $53.2 million. Excluding any underwriting commissions, the estimated expenses incurred by the Company in connection with its issuance and distribution of the shares of common stock were $340,000. On May 20, 2015, the Company closed the Underwriters’ overallotment option to purchase 420,000 shares of its Common Stock at a public offering price of $19.00 per share, resulting in additional gross proceeds of $8.0 million.

The Company believes its current cash position is sufficient to fund its business plan approximately through calendar 2017. The estimate is based on assumptions that may prove to be wrong, and the Company could use available capital resources sooner than currently expected. Because of the numerous risks and uncertainties associated with the development and commercialization of its product candidates, the Company is unable to estimate the amount of increased capital outlays and operating expenses associated with completing the development of its current product candidates.

The Company recognizes it may need to raise additional capital over and above the amount raised during December 2014, February 2015 and May 2015 in order to continue to execute its business plan. Subsequent to April 30, 2015, the Company intends to continue to raise additional funds through sales of equity securities. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to scale back its business plan.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and in accordance with the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to represent a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended October 31, 2014 and notes thereto contained in the Company’s annual report on Form 10-K for the year ended October 31, 2014, as filed with the SEC on January 6, 2015.

Revenue Recognition

The Company is expected to derive the majority of its revenue from patent licensing. In general, these revenue arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company. The intellectual property rights granted may be perpetual in nature, or upon the final milestones being met, or can be granted for a defined, relatively short period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for an additional minimum upfront payment. The Company recognizes licensing fees when there is persuasive evidence of a licensing arrangement, fees are fixed or determinable, delivery has occurred and collectability is reasonably assured.

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

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts (checking) that at times exceed federally insured limits. Approximately $45.7 million is subject to credit risk at April 30, 2015. However, these cash balances are maintained at creditworthy financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

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

	As of April 30,
	2015	2014
Warrants	3,862,273	4,541,454
Stock Options	798,357	491,923
Shares earned but not issued	-	206,989
Convertible Debt (using the if-converted method)	1,576	3,354
Total	4,662,206	5,243,720

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

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	April 30, 2015	October 31, 2014
	(Unaudited)
Laboratory Equipment	$344,025	$333,727
Accumulated Depreciation	(270,507)	(256,358)
Net Property and Equipment	$73,518	$77,369

Depreciation expense for the three and six months ended April 30, 2015 and 2014 was $7,246, $14,148, $6,903 and $13,806, respectively.

4. INTANGIBLE ASSETS

Pursuant to our license agreement with the University of Pennsylvania, the Company is billed actual patent expenses as they are passed through from Penn and are billed directly from our patent attorney. The following is a summary of intangible assets as of the end of the following fiscal periods:

	April 30, 2015	October 31, 2014
	(Unaudited)
License	$651,992	$651,992
Patents	3,445,328	3,111,624
Total intangibles	4,097,320	3,763,616
Accumulated Amortization	(1,094,363)	(995,671)
Intangible Assets	$3,002,957	$2,767,945

The expirations of the existing patents range from 2015 to 2028 but the expirations can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. No patent applications with future value were abandoned or expired and charged to expense in the three and six months ended April 30, 2015 or 2014. Amortization expense for licensed technology and capitalized patent costs are included in general and administrative expenses and aggregated $50,389, $98,692, $42,682, and $84,616 for the three and six months ended April 30, 2015 and 2014, respectively.

Estimated amortization expense for the next five years is as follows:

Year ended October 31,

2015 (Remaining)	$102,500
2016	205,000
2017	205,000
2018	205,000
2019	205,000

5. ACCRUED EXPENSES:

The following table represents the major components of accrued expenses:

	April 30, 2015	October 31, 2014
	(Unaudited)
Salaries and Other Compensation	$682,590	$890,069
Vendors	61,977	121,200
Professional Fees	52,116	208,000
Withholding Taxes Payable	119,540	22,527
	$916,223	$1,241,796

6. SHORT-TERM CONVERTIBLE NOTES & FAIR VALUE OF EMBEDDED DERIVATIVE

As of April 30, 2015 and October 31, 2014, the Company had approximately $30,000 and $63,000 in principal outstanding on its junior subordinated convertible promissory notes that are currently overdue and are recorded as current liabilities on the Company’s balance sheet at April 30, 2015 and October 31, 2014, respectively.

During February 2015, the Company induced certain noteholders to convert their convertible promissory notes into common shares by offering conversion prices at a $1.61 discount from the market price of the common stock. In total, $33,333 of promissory notes were converted into 4,104 shares of common stock. In connection with the note conversions, the Company recorded a debt conversion expense of $6,599 in the accompanying statement of operations.

7. DERIVATIVE INSTRUMENTS

Warrants

A summary of changes in warrants for the six months ended April 30, 2015 is as follows:

	Number of	Weighted-Average
	Warrants	Exercise Price
Outstanding Warrants at October 31, 2014:	4,158,092	$5.42
Issued	2,361	$7.20
Exercised *	(169,121)	4.12
Expired	(129,059)	$10.46
Outstanding Warrants at April 30, 2015	3,862,273	$5.12

* Includes the cashless exercise of 120,634 warrants that resulted in the issuance of 99,400 shares of common stock.

At April 30, 2015, the Company had approximately 3.83 million of its total 3.86 million outstanding warrants classified as equity (equity warrants). At October 31, 2014, the Company had approximately 4.1 million of its total 4.2 million outstanding warrants classified as equity (equity warrants). At issuance, equity warrants are recorded at their relative fair values, using the Relative Fair Value Method, in the shareholders’ equity section of the balance sheet. The equity warrants can only be settled through the issuance of shares and are not subject to anti-dilution provisions.

Warrant Liability/Embedded Derivative Liability

Warrant Liability

At April 30, 2015, the Company had approximately 29,000 of its total approximately 3.86 million outstanding warrants classified as liability warrants (liability warrants). As of October 31, 2014, the Company had approximately 123,000 of its total approximately 4.2 million total warrants classified as liabilities (liability warrants). All of these liability warrants at April 30, 2015 and October 31, 2014 were outstanding. The Company utilizes the BSM to calculate the fair value of these warrants at issuance and at each subsequent reporting date. For those warrants with exercise price reset features (anti-dilution provisions), the Company computes multiple valuations, each quarter, using an adjusted BSM, to account for the various possibilities that could occur due to changes in the inputs to the BSM as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). The Company effectively weights each calculation based on the likelihood of occurrence to determine the value of the warrants at the reporting date. At April 30, 2015, none of the 29,000 liability warrants are subject to weighted-average anti-dilution provisions. At October 31, 2014, approximately 60,000 of the 123,000 liability warrants are subject to weighted-average anti-dilution provisions. A certain number of liability warrants contain a cash settlement provision in the event of a fundamental transaction (as defined in the Common Stock purchase warrant). Any changes in the fair value of the warrant liability (i.e. - the total fair value of all outstanding liability warrants at the balance sheet date) between reporting periods will be reported on the statement of operations.

At April 30, 2015 and October 31, 2014, the fair value of the warrant liability was approximately $328,000 and $32,000, respectively. For the three and six months ended April 30, 2015, the Company reported losses of approximately $23,000 and $287,000, respectively, due to changes in the fair value of the warrant liability. For the three and six months ended April 30, 2014, the Company reported gains of approximately $274,000 and $406,000, respectively, due to changes in the fair value of the warrant liability. In fair valuing the warrant liability, at April 30, 2015 and October 31, 2014, the Company used the following inputs in its BSM:

	4/30/2015	10/31/2014

Exercise Price:	$5.63-10.63	$2.76-21.25

Stock Price	$16.81	$3.18

Expected term:	184-825 days	4-1006 days

Volatility %	107.86%-118.38%	55.41%-129.38%

Risk Free Rate:	.06%-.58%	.01%-1.62%

Exercise of Warrants

During the six months ended April 30, 2015, warrants to purchase 169,121 shares of common stock were exercised, which resulted in cash proceeds of $239,593.

Expiration of Warrants

During the six months ended April 30, 2015, the Company had 62,430 warrants with anti-dilution provisions, and 66,629 warrants with no such anti-dilution provisions, expire unexercised.

Warrants with anti-dilution provisions

Some of the Company’s warrants contained anti-dilution provisions originally set at $25.00 with a term of five years. As of April 30, 2015, all of these warrants had expired. As of October 31, 2014, these warrants had an exercise price of approximately $7.71. If the Company issues any Common Stock, except for exempt issuances as defined in the warrant agreement, for consideration less than the exercise price then the exercise price and the amount of warrant shares available would be adjusted to a new price and amount of shares per the “weighted average” formula included in the warrant agreement. For the three and six months ended April 30, 2015, this anti-dilution provision required the Company to issue approximately 2,400 additional warrant shares; and the exercise price to be lowered to $7.20.

For those warrants with exercise price reset features (anti-dilution provisions), the Company computed multiple valuations, each quarter, using an adjusted BSM, to account for the various possibilities that could occur due to changes in the inputs to the BSM as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). The Company utilized different exercise prices of $7.20 and $6.00, weighting the possibility of warrants being exercised at $7.20 between 40% and 50% and warrants being exercised at $6.00 between 60% and 50%.

As of April 30, 2015, there were outstanding warrants to purchase 3,862,273 shares of the Company’s Common Stock with exercise prices ranging from $2.76 to $18.75 per share.

8. STOCK OPTIONS:

A summary of changes in the stock option plan for six months ended April 30, 2015 is as follows:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at October 31, 2014:	467,968	$15.51
Granted	400,798	$12.82
Exercised *	(54,267)	$6.34
Expired	(16,142)	$36.42
Outstanding at April 30, 2015	798,357	$14.35
Vested and Exercisable at April 30, 2015	796,357	$14.38

* Includes the cashless exercise of 34,267 options that resulted in the issuance of 14,342 shares of common stock.

Total compensation cost related to the Company’s outstanding stock options, recognized in the statement of operations for the three months ended April 30, 2015, was $4,717,831 of which $590,276 was included in research and development expenses and $4,127,555 was included in general and administrative expenses. For the three months ended April 30, 2014, compensation cost related to the Company’s outstanding stock options was $259,874 of which $97,793 was included in research and development expenses and $162,081 was included in general and administrative expenses. For the six months ended April 30, 2015, compensation cost related to the Company’s outstanding stock options was $4,864,686 of which $635,504 was included in research and development expenses and $4,229,182 was included in general and administrative expenses. For the six months ended April 30, 2014, compensation cost related to the Company’s outstanding stock options was $517,361 of which $188,174 was included in research and development expenses and $329,187 was included in general and administrative expenses.

During the six months ended April 30, 2015, 400,798 options were issued with a total grant date fair value of approximately $4,656,000. During the six months ended April 30, 2014, 36,000 options were issued with a total grant date fair value of approximately $145,000.

During the six months ended April 30, 2015, options to purchase 54,267 shares of common stock were exercised, which resulted in cash proceeds of $58,400.

As of April 30, 2015, there was approximately $5,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining average vesting period of 0.60 years.

As of April 30, 2015, the aggregate intrinsic value of vested and exercisable options was approximately $2,524,000.

9. COMMITMENTS AND CONTINGENCIES:

Employment Agreements

Management voluntarily purchases restricted stock directly from the Company at market price. The respective stock purchases occur on the last trading day of each month. This voluntary election is outlined in each of Daniel J. O’Connor, Chief Executive Officer and President, David J. Mauro, Executive Vice President, Chief Medical Officer, Gregory T. Mayes, Executive Vice President, Chief Operating Officer and Secretary, Robert G. Petit, Executive Vice President, Chief Scientific Officer and Sara M. Bonstein, Senior Vice President, Chief Financial Officer, (each an “Executive”), employment agreements. The table below reflects the purchases of each Executive:

	ANNUALIZED
	Annual Amount	For the Six Months Ended April 30, 2015
	to be Purchased	Gross Purchase		Net Purchase
Executive	$	$	# of shares	$	# of shares
Daniel J. O’Connor	$89,064	$42,590	5,391	$42,590	5,391
David J. Mauro	$16,531	$7,991	1,023	$5,822	794
Gregory T. Mayes	$23,477	$10,562	1,328	$8,772	1,118
Robert G. Petit	$25,225	$12,470	1,591	$9,473	1,259
Sara M. Bonstein	$19,734	$8,910	1,123	$7,140	906

For the three months ended April 30, 2015, the Company recorded stock compensation expense of $43,925 on the statement of operations representing 3,474 shares of its Common Stock (3,129 shares on a net basis after employee payroll taxes).

For the six months ended April 30, 2015, the Company recorded stock compensation expense of $90,088 on the statement of operations representing 11,305 shares of its Common Stock (10,182 shares on a net basis after employee payroll taxes).

From 2013 to present, in addition to the purchases of Common Stock set forth in the above table, Mr. O’Connor has also purchased an additional 146,616 shares of Common Stock out of his personal funds at the then market price for an aggregate consideration of approximately $588,294. These purchases consisted of the conversion of amounts due to Mr. O’Connor under a promissory note given by Mr. O’Connor to the Company in 2012 of approximately $66,500 for 21,091 shares, 2013 base salary which he elected to receive in Common Stock of approximately $182,919 for 34,752 shares, 2013 and 2014 cash bonus voluntarily requested to receive in equity of approximately $206,125 for 57,990 shares, Fiscal 2014 voluntary request to purchase stock directly from the Company at market price purchases of $68,750 for 15,950 shares, and purchases of the Company’s Common Stock in the October 2013 and March 2014 public offerings of 13,500 shares for $54,000 and 3,333 shares for $10,000.

The Executives’ employment agreements entitle them to a performance-based year-end cash bonus. Mr. O’Connor, Dr. Mauro and Mr. Mayes voluntarily requested to be paid all of their bonus, required to be paid in cash, in the Company’s Common Stock instead of cash. Ms. Bonstein voluntarily requested to be paid 75% of her cash bonus in the Company’s Common Stock instead of cash. Dr. Petit received 100% of his bonus in cash. The total fair value of these equity purchases were $457,125, or 137,275 shares of the Company’s Common Stock (104,461 on a net basis after employee payroll taxes).

Stock Awards

During the three months ended April 30, 2015, 129,583 shares of Common Stock (83,666 shares on a net basis after employee taxes) were issued to executives and employees related to incentive retention awards, employment inducements and employee excellence awards. Accordingly, $1,138,471 was charged to stock compensation expense.

During the six months ended April 30, 2015, 163,378 shares of Common Stock (111,232 shares on a net basis after employee taxes) were issued to executives and employees related to incentive retention awards, employment inducements and employee excellence awards. Accordingly, $1,272,170 was charged to stock compensation expense.

Furthermore, non-executive employees were entitled to receive a performance-based year-end cash bonus. Several non-executive employees requested to be paid all or a portion of their cash bonus in the Company’s Common Stock instead of cash. The total fair value of these equity purchases were $67,671, or 20,322 shares of the Company’s Common Stock (14,300 on a net basis after employee payroll taxes).

On March 30, 2015, the Company granted to executives 64,652 restricted stock units (RSUs”) with a fair value of $868,923 and 1,048,197 stock options with a fair value of $12,814,963. The RSU’s and stock options vest annually in equal installments such that 100% of the RSU’s have vested by the third anniversary of the grant date. The RSU’s and stock options are contingent upon the approval of the 2015 Incentive Plan.

The Company recognizes the fair value of those vested shares in the statement of operations in the period earned.

Director Compensation

During the three months ended April 30, 2015, 23,955 shares of Common Stock were issued to the Directors for compensation related to board and committee membership. Accordingly, $96,540 was charged to stock compensation expense.

During the six months ended April 30, 2015, 215,895 shares of Common Stock (202,468 shares on a net basis after taxes) were issued to the Directors for compensation related to board and committee membership. Accordingly, $703,079 was charged to stock compensation expense.

On March 30, 2015, the Company granted to the Directors 90,000 restricted stock units (RSUs”) with a fair value of $1,209,600 and 170,000 stock options with a fair value of $2,078,372 for compensation related to board and committee membership. The RSU’s vest annually in equal installments such that 100% of the RSU’s have vested by the third anniversary of the grant date. The stock options vest annually as follows: 90,000 after the one year anniversary, 40,000 after the two year anniversary and 40,000 after the three year anniversary. The RSU’s and stock options are contingent upon the approval of the 2015 Incentive Plan.

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

Meanwhile, on September 22, 2014, Iliad filed papers in support of its motion for partial summary judgment of liability on the express contact claim. On December 5, 2014, Advaxis filed papers in opposition to the motion for partial summary judgment and in support of its separate motion under Rule 56(d) to deny partial summary judgment and for allowance of discovery. On December 8, 2014, Advaxis filed its answer to the SAC and a counterclaim (the “Counterclaim”), alleging that Iliad – by purporting to have surreptitiously preserved its claim for breach of Tonaquint’s alleged right to participate in the Ironridge transaction – had fraudulently induced Advaxis to enter into the parties’ post-assignment Exchange and Settlement Agreement and, in the alternative, had breached the covenant of good faith and fair dealing implied therein. On January 23, 2015, Iliad filed its Reply to Counterclaim (rather than attempting to move to dismiss Advaxis’s Counterclaim). On May 4, 2015, the Court filed its Memorandum Decision and Order, which grants the partial motion for summary judgement and denies the Rule 56(d) motion, finding that Advaxis materially breached the Purchase Agreement.

On May 28, 2015, following a Scheduling Conference, the Court set the following case deadlines: end of discovery (January 15, 2016); dispositive and expert motions (February 12, 2016); Proposed Pretrial Order (March 23, 2016); and Final Pretrial Conference (March 25, 2016).

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

On October 1, 2014, the Company filed a Complaint against Numoda seeking a declaratory judgment that, with its tender to Numoda of a check for $68,884.00, the Company had fully performed the parties’ Project Agreement and that Numoda was not entitled to interest, costs or attorneys’ fees thereunder or otherwise. On January 9, 2015, Numoda filed papers in support of its motion to dismiss the Complaint. On January 23, 2015, the Company filed an Amended Complaint against Numoda seeking an order directing Numoda to specifically perform its obligation to deliver to Advaxis all materials, information and other data generated under the parties’ Project Agreement. On February 25, 2015, the Court endorsed a letter from Numoda’s counsel withdrawing its motion to dismiss the Complaint in light of the Amended Complaint. On February 20, 2015, Numoda filed an Answer denying liability and asserting a number of affirmative defenses. With Court approval of a stipulation of the parties, the Preliminary Conference was adjourned from May 28, 2015 until August 13, 2015.

The Company is from time to time involved in legal proceedings in the ordinary course of its business. The Company does not believe that any of these claims and proceedings against us is likely to have, individually or in the aggregate, a material adverse effect on its financial condition or results of operations.

Description of Property

The Company’s corporate offices are currently located at 305 College Road East, Princeton, New Jersey 08540. On April 1, 2011, the Company entered into a sublease agreement for such office, which agreement has a termination date of November 29, 2015. In May 2015, the Company entered into a direct lease for an expansion area, as well as a direct lease for the existing office, lab and vivarium space upon the expiration of the sublease agreement, which is approximately 20,000 square foot of space in Princeton, NJ. The Company plans to continue to rent necessary offices and laboratories to support its business.

10. SHAREHOLDERS’ EQUITY

Registered Direct Offerings

On December 19, 2014, the Company priced a registered direct offering of 3,940,801 shares of its Common Stock at $4.25 per share. The transaction closed on December 22, 2014, and the Company received gross proceeds of approximately $16.7 million from the offering. After deducting offering expenses, the net proceeds from the offering were approximately $15.8 million.

On February 18, 2015, the Company priced an additional registered direct offering of 3,068,095 shares of its Common Stock at $7.50 per share. The transaction closed on February 19, 2015, and the Company received gross proceeds of approximately $23.0 million from the offering. After deducting offering expenses, the net proceeds from the offering were approximately $22.3 million.

Shares Issued to consultants

During the six months ended April 30, 2015, 243,650 shares of Common Stock valued at $2,377,907 were issued to consultants for services, of which $807,600 was included in research and development expenses and $1,570,307 was included in general and administrative expenses. The common stock share values were based on the grant date fair values.

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

● Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

The following table provides the liabilities carried at fair value measured on a recurring basis as of April 30, 2015 and October 31, 2014:

April 30, 2015	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $5.63 - $18.75 from May 2015 through August 2017	$-	$	$327,567	$327,567

October 31, 2014	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $2.76 - $21.25 from November 2014 through August 2017	$-	$	$32,091	$32,091

Common stock warrant liability:

April 30, 2015
(Unaudited)
Beginning balance: October 31, 2014	$32,091
Issuance of additional warrants due to anti-dilution provisions	8,169
Change in fair value	287,307

Balance at April 30, 2015	$327,567

12. SUBSEQUENT EVENTS

On May 5, 2015, the Company closed an underwritten public offering of 2,800,000 shares of common stock at a public offering price of $19.00 per share. The gross proceeds from the public offering were $53.2 million. Excluding any underwriting commissions, the estimated expenses incurred by the Company in connection with its issuance and distribution of the shares of common stock were $340,000.

On May 8, 2015, the Company issued 58,126 shares of Common Stock to an accredited investor as payment for consulting services rendered.

On May 11, 2015, the Company issued 21,250 shares of Common Stock to a current Executive which represents the initial vesting period of an inducement grant pursuant to his Employment Agreement.

On May 12, 2015, the Company issued 427 shares of common stock to accredited investors as a result of cashless exercises of 17,545 warrants.

On May 20, 2015, the Company closed the Underwriters option to purchase an additional 420,000 shares of Common Stock at a public offering price of $19.00 per share, resulting in gross proceeds of $8.0 million.

On May 21, 2015, the Company issued 689 shares of Common Stock to an accredited investor as payment for consulting services rendered.

On May 21, 2015, the Company issued 9,438 shares of Common Stock to an accredited investor as a result of a cashless exercise of 25,000 options.

On May 26, 2015, the Company issued 116,411 shares of Common Stock to an accredited investor as a result of a cashless exercise of 153,061 warrants.

On May 27, 2015, the Company’s shareholders approved the 2015 Incentive Plan.

On May 29, 2015, the Company issued 584 shares of Common Stock to management, pursuant to their Employment Agreements.

On May 29, 2015, the Company issued 4,257 shares of Common Stock to management, which represents the initial vesting period of inducement grants pursuant to their respective Employment Agreements.

On June 1, 2015, the Company announced that the FDA had cleared the IND application to conduct a Phase 2 clinical study of ADXS-HPV alone or in combination with Incyte Corporation’s investigational oral indoleamine 2,3-dioxygenase 1 (IDO1) inhibitor, epacadostat (INCB24360), for the treatment of Stage I-IIIb HPV-associated cervical cancer. The proposed Phase 2 protocol is designed as a multicenter, open-label, preoperative window-study designed to evaluate the safety and efficacy of ADXS-HPV as monotherapy and in combination with epacadostat in approximately 30 patients with Stage I-IIIb HPV-associated cervical cancer. The results will be used to determine whether further clinical development of this combination is warranted.

On June 3, 2015, the Company issued 22,500 shares of Common Stock as a result of a warrant exercise.

On June 3, 2015, the Company issued 10,000 shares of Common Stock to an accredited investor as payment for consulting services rendered.

On June 3, 2015, the Company issued 8,870 shares of Common Stock to a current Executive which represents the initial vesting period of an inducement grant pursuant to his Employment Agreement.

On June 3, 2015, the Company issued 21,387 shares of Common Stock to an accredited investor as a result of a cashless exercise of 58,400 options.

On June 5, 2015, the Company issued 50,000 shares of Common Stock as a result of a warrant exercise.

On June 8, 2015, the Company issued 151,400 shares of Common Stock as a result of warrant exercises.

On June 9, 2015, the Company issued 84,580 shares of Common Stock as a result of warrant exercises.

On June 10, 2015, the Company issued 108,543 shares of Common Stock as a result of warrant exercises.

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

Overview

We are a clinical-stage biotechnology company focused on the discovery, development and commercialization of proprietary Lm -LLO cancer immunotherapies. These immunotherapies are based on a platform technology that utilizes live attenuated Listeria monocytogenes, bioengineered to secrete antigen/adjuvant fusion proteins. These Lm -LLO strains are believed to be a significant advancement in immunotherapy as they integrate multiple functions into a single immunotherapy as they access and direct antigen presenting cells to stimulate anti-tumor T-cell immunity, stimulate and activate the immune system with the equivalent of multiple adjuvants, and simultaneously reduce tumor protection in the tumor microenvironment to enable the T-cells to eliminate tumors.

ADXS-HPV Franchise

ADXS-HPV is an Lm -LLO immunotherapy directed against HPV and designed to target cells expressing the HPV. It is currently under investigation in three HPV-associated cancers: cervical cancer, head and neck cancer, and anal cancer, either as a monotherapy or in combination.

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

We completed a randomized Phase 2 clinical study that was conducted exclusively in India in 110 women with recurrent/refractory cervical cancer. The final results, were presented at the 2014 American Society of Clinical Oncology (“ASCO”) Annual Meeting, and showed that 32% (35/109) of patients were alive at 12 months, 22% (24/109) of patients were Long-term Survivors (“LTS”) alive greater than 18 months, and 18% (16/91 evaluable with adequate follow-up) of patients were alive for more than 24 months. Of the 109 patients treated in the study, LTS included not only patients with tumor shrinkage but also patients who had experienced stable disease or increased tumor burden. 17% (19/109) of the patients in the trial had recurrence of disease after at least two prior treatments for their cervical cancer; these patients comprised 8% (2/24) of LTS. Among the LTS, 25% (3/12) of patients had an ECOG performance status of 2, a patient population that is often times excluded from clinical trials. Furthermore, a 10% objective response rate (including 5 complete responses and 6 partial responses) and a disease control rate of 38% (42/109) was observed. The addition of cisplatin chemotherapy to ADXS-HPV in this study did not significantly improve overall survival or objective tumor response (p =0.9981). 109 patients received 254 doses of ADXS-HPV. ADXS-HPV was found to be well tolerated with 38% (41/109) of patients experiencing mild to moderate Grade 1 or 2 transient adverse events associated with infusion; 1 patient experienced a Grade 3 SAE. All observed adverse events either self-resolved or responded readily to symptomatic treatment. Based on the results from the completed randomized Phase 2 clinical study, Biocon Limited (“Biocon”), our co-development and commercialization partner for ADXS-HPV in India and key emerging markets, plans to seek regulatory approval of ADXS-HPV in India for the treatment of recurrent/refractory cervical cancer.

The GOG, under the sponsorship of the Cancer Therapy Evaluation Program (“CTEP”) of the National Cancer Institute (“NCI”), is independently conducting an open-label, single arm Phase 2 study of ADXS-HPV in persistent or recurrent cervical cancer (patients must have received at least 1 prior chemotherapy regimen for the treatment of their recurrent/metastatic disease, not including that administered as a component of primary treatment) in the U.S., GOG-0265. The first stage of enrollment in GOG-0265 has successfully been completed with 26/29 patients treated and has met the predetermined safety and efficacy criteria required to proceed into the second stage of patient enrollment. As of January 2015, 27% (7/26) of patients were alive at one year (the predefined criteria for 12-month survival was ≥20%); 6 additional patients were still alive, but with less than 12 months follow up, i.e., these 6 patients are eligible to exceed 12 month survival. The adverse events observed in the first stage of the study have been consistent with those reported in other clinical studies with ADSX-HPV. The second stage of the study of approximately 37 patients is now enrolling and has been amended to allow only one prior chemotherapy regimen for the treatment of their recurrent/metastatic disease and allows patients to continue to receive repeat cycles of therapy until disease progression.

We have completed an End-of-Phase 2 (“EOP2”) meeting with the FDA. The purpose of the EOP2 meeting was to discuss ADXS-HPV’s preclinical data, Chemistry, Manufacturing and Controls (“CMC”) and clinical program prior to moving ADXS-HPV forward into a registrational trial in cervical cancer. At the meeting, the FDA provided guidance on our CMC activities and clinical development plan. We have submitted our Phase 3 protocol for a Special Protocol Assessment (“SPA”) request to the FDA. The SPA request includes specific questions from us to facilitate a meaningful dialog with the FDA on the proposed study design. Following receipt, the FDA will determine the appropriateness of the SPA request and either notify us that the request is not appropriate or proceed with the assessment and provide comments to us within 45 calendar days. Additional rounds of review and/or a formal meeting are anticipated, both of which would extend the review period and be beneficial in reaching agreement with the FDA on design elements. Based on the FDA’s feedback, we may reach final agreement with FDA or may decide to incorporate the advice into the design of the Phase 3 clinical study without undergoing additional rounds of review. FDA’s assessment of the SPA request, and all related feedback, will be very valuable in the development of ADXS-HPV. We then plan to initiate, in collaboration with the GOG Foundation, Inc., an independent international non-profit organization with the purpose of promoting excellence in the quality and integrity of clinical and basic scientific research in the field of gynecologic malignancies, a registrational clinical trial in cervical cancer in 2015 to support a Biologics License Application (“BLA”) submission in the U.S. and in other territories around the world.

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

We have entered into a clinical trial collaboration agreement with MedImmune, LLC (“MedImmune”), the global biologics research and development arm of AstraZeneca, and have received FDA clearance of an IND to conduct a Phase 1/2, open-label, multicenter, two part study to evaluate the safety and immunogenicity of our investigational Lm -LLO cancer immunotherapy, ADXS-HPV, in combination with MedImmune’s investigational anti-PD-L1 immune checkpoint inhibitor, MEDI4736, as a combination treatment for patients with metastatic HPV-associated squamous or non-squamous carcinoma of the cervix and metastatic HPV-associated Squamous Cell Carcinoma Head and Neck (“SCCHN”).

We have entered into a clinical trial collaboration agreement with Incyte where we plan to conduct a Phase 2, open-label, multicenter study to evaluate the safety and immunogenicity of ADXS-HPV as a monotherapy and in combination with Incyte’s investigational oral indoleamine 2,3-dioxygenase 1 (IDO1) inhibitor, epacadostat (INCB24360), in patients with Stage I-IIa HPV-associated cervical cancer. The FDA has cleared the Ind application and Incyte plans to initiate this phase 2 in 2015.

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

The safety and immunogenicity of ADXS-HPV is being evaluated in a Phase 2 study under an investigator-sponsored IND at Mount Sinai, in patients with HPV-positive head and neck cancer. This clinical trial is the first study to evaluate the effects of ADXS-HPV in patients when they are initially diagnosed with HPV-associated head and neck cancer. As of April 2015, 10 patients have been enrolled into the study.

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

The safety and efficacy of ADXS-HPV is being evaluated in a Phase 2 study under an investigator-sponsored IND by Brown University in patients with high risk locally advanced anal cancer. As of March 2015, preliminary data from this study indicates all 10 patients who have completed the treatment regimen have experienced a six-month complete response rate, with no disease recurrence. Total planned enrollment for this study is 25 patients. In addition, we plan to initiate a Company sponsored single arm Phase 2 monotherapy study in patients with metastatic anal cancer in 2015.

We have entered into clinical trial collaboration agreement with the Radiation Therapy Oncology Group (“RTOG”) Foundation to evaluate the safety and efficacy of ADXS-HPV in a pivotal Phase 2/3 anal cancer trial, which will be run by NRG Oncology.

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

ADXS-PSA is an Lm -LLO immunotherapy designed to target the PSA antigen associated with prostate cancer.

We have entered into a clinical trial collaboration and supply agreement with Merck & Co. (“Merck”) to evaluate the safety and efficacy of ADXS-PSA as monotherapy and in combination with KEYTRUDA® (pembrolizumab), Merck’s anti PD-1 antibody, in a Phase 1/2, open-label, multicenter, two part study in patients with previously treated metastatic, castration-resistant prostate cancer. The FDA has cleared our IND application and we have initiated this Phase 1/2 study.

ADXS-HER2 Franchise

HER2 Expressing Solid Tumors

ADXS-HER2 is an Lm -LLO immunotherapy designed to target the HER2 gene which is expressed in some solid tumor cancers such as human and canine osteosarcoma, breast, gastric and other cancers. The FDA has cleared our IND application and we plan to initiate a Phase 1b study in patients with metastatic HER2-expressing cancers in 2015. Thereafter, we intend to initiate a clinical development program with ADXS-HER2 for the treatment of pediatric osteosarcoma.

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

Based on encouraging preliminary data from a veterinarian clinical study in which pet dogs with naturally occurring osteosarcoma were treated with ADXS-HER2, we intend to initiate a clinical development program with ADXS-HER2 for the treatment of osteosarcoma. In this veterinarian clinical study, pet dogs with naturally occurring osteosarcoma treated with ADXS-HER2 after the standard of care showed a statistically significant prolonged overall survival benefit compared with dogs that received standard of care without ADXS-HER2 (median survival with ADXS-HER2 not reached vs. 316 days in disease-matched patient population, p <0.00001). Both veterinary and human osteosarcoma specialists consider canine osteosarcoma to be the best model for human osteosarcoma.

ADXS-HER2 has received orphan drug designation for osteosarcoma.

Canine Osteosarcoma

Under the direction of Dr. Nicola Mason, the University of Pennsylvania School of Veterinary is conducting a Phase 1 study in companion dogs evaluating the safety and efficacy of ADXS-HER2 in the treatment of canine osteosarcoma. The primary endpoint of the study is to determine the maximum tolerated dose of ADXS-HER2. Secondary endpoints for the study are progression-free survival and overall survival. The preliminary findings of the Phase 1 clinical trial in dogs with osteosarcoma suggest that ADXS-HER2 is safe and well tolerated at doses up to 3 x 10 9 CFU with no evidence of significant cardiac, hematological, or other systemic toxicities. The study determined that ADXS-HER2 is able to delay or prevent metastatic disease and significantly prolong overall survival in dogs with osteosarcoma that had minimal residual disease following standard of care (amputation and follow-up chemotherapy). Dr. Mason presented data at the 2014 American College of Veterinary Internal Medicine (“ACVIM”) Forum which showed that 80% of the dogs treated (n=15) were still alive and median survival had not yet been reached; median survival in control dogs (n=13) was 316 days. Immunological analyses are also being conducted in this study to further evaluate the immune response to ADXS-HER2. A second study has been conducted by Dr. Mason and presented at the 2015 ACVIM Forum in pet dogs (n=12) with primary osteosarcoma unsuitable for amputation. Repeat doses of ADXS-HER2 were well tolerated with no systemic or cardiac toxicity. As of June 2015, of the 12 canine patients recruited to date, seven were alive with current survival times ranging from 66 to 479 days. The median survival time of dogs receiving palliative radiation plus ADXS-HER2 has not been reached. The median time to progression of these 12 canine patients is 238 days. The reported median survival time for historical control dogs with OSA that do not undergo amputation but instead receive the same palliative radiation protocol without ADXS-HER2 is 136 days.

Osteosarcoma is the most common primary bone tumor in dogs, accounting for roughly 85% of tumors on the canine skeleton. Approximately 10,000 dogs a year (predominately middle to older-aged dogs and larger breeds) are diagnosed with osteosarcoma in the United States. This cancer initially presents as lameness and oftentimes visible swelling on the leg. Current standard of care treatment is amputation immediately after diagnosis, followed by chemotherapy. Median survival time with standard of care is ten to twelve months. For dogs that cannot undergo amputation, palliative radiation and analgesics are frequently employed and median survival times range from three to five months.

On March 19, 2014, we entered into a definitive Exclusive License Agreement with Aratana, where we granted Aratana an exclusive, worldwide, royalty-bearing, license, with the right to sublicense, certain of our proprietary technology that enables Aratana to develop and commercialize animal health products that will be targeted for treatment of osteosarcoma and other cancer indications in animals. A product license request has been filed by Aratana for ADXS-HER2 (also known as AT-014 by Aratana) for the treatment of canine osteosarcoma with the USDA. While the USDA has no specific obligation to respond within a prescribed timeframe, the companies anticipate that AT-014 could receive conditional licensure from the USDA in 2016. Aratana has been granted exclusive worldwide rights by us to develop and commercialize ADXS-HER2 in animals. Aratana is further responsible for the conduct of clinical research with ADXS-Survivin in canine/feline lymphoma, as well as pending investigation of two additional Advaxis constructs in animals.

Lm-LLO Combination Franchise

ADXS-HPV and MEDI4736

As stated above, we have entered into a clinical trial collaboration agreement with MedImmune, where we plan to collaborate on a Phase 1/2, open-label, multicenter, two part study to evaluate safety and immunogenicity of our investigational Lm- LLO cancer immunotherapy, ADXS-HPV, in combination with MedImmune’s investigational anti-PD-L1 immune checkpoint inhibitor, MEDI4736 for the treatment of patients with metastatic HPV-associated squamous or non-squamous carcinoma of the cervix and metastatic HPV-associated SCCHN. The FDA has cleared our IND application and we plan to initiate this Phase 1/2 in 2015.

ADXS-HPV and INCB24360

As stated above, we have entered into a clinical trial collaboration agreement with Incyte where we plan to collaborate on a Phase 2, open-label, multicenter, preoperative window-study to evaluate the safety and immunogenicity of ADXS-HPV as a monotherapy and in combination with Incyte’s investigational oral indoleamine 2,3-dioxygenase 1 (IDO1) inhibitor, epacadostat (INCB24360), in patients with Stage I-IIa HPV-associated cervical cancer. The FDA has cleared the IND application and Incyte plans to initiate this Phase 2 in 2015.

ADXS-PSA and MK-3475

As stated above, we have entered into a clinical trial collaboration agreement with Merck to evaluate the safety and efficacy of ADXS-PSA as monotherapy and in combination with KEYTRUDA® (pembrolizumab), Merck’s anti PD-1 antibody, in a Phase 1/2, open-label, multicenter, two part study in patients with previously treated metastatic, castration-resistant prostate cancer. The FDA has cleared our IND application and we have initiated this Phase 1/2 study.

Lm -LLO Immunotherapy and GRU

We have a non-clinical research agreement with Georgia Regents University (“GRU”) for a research collaboration to evaluate the in vitro effect of our Lm -LLO cancer immunotherapy technology in combination with other immunotherapies, including, but not limited to, anti-PD-1 immune checkpoint inhibitors.

Lm -LLO Immunotherapy and Sorrento

We have entered into a non-exclusive research and clinical trial collaboration agreement with Sorrento Therapeutics, Inc. (“Sorrento”) to evaluate our Lm-LLO cancer immunotherapy technology in combination with Sorrento’s fully human antibodies targeting immune checkpoints, including GITR, OX40, LAG-3 and/or TIM-3, in two clinical trials.

Corporate

We have been added to the MSCI U.S. Small Cap 1750 Index, which is widely used by leading investors to build and manage their portfolios.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2015 AND 2014

Revenue

We did not record any revenue for the three months ended April 30, 2015.

During the three months ended April 30, 2014, we transitioned from a development stage company to an operating company. On March 19, 2014, we and Aratana Therapeutics Inc. (“Aratana”) entered into a definitive Exclusive License Agreement (“Agreement”) pursuant to which we granted Aratana an exclusive, worldwide, royalty-bearing, license, with the right to sublicense, certain Advaxis proprietary technology that enables Aratana to develop and commercialize animal health products that will be targeted for treatment of osteosarcoma and other cancer indications in animals. Under the terms of the agreement. Aratana paid us an upfront payment of $1 million. As this license has stand-alone value to Aratana (who has the ability to sublicense) and was delivered to Aratana upon execution of the Agreement, we properly recorded the $1 million payment as licensing revenue in the three months ended April 30, 2014.

Research and Development Expenses

We make significant investments in research and development in support of our development programs both clinically and pre-clinically. Research and development costs are expensed as incurred and primarily include salary and benefit costs, third-party grants, fees paid to clinical research organizations, and supply costs. Research and development expense was $6.1 million for the three months ended April 30, 2015, compared with $1.5 million for the three months ended April 30, 2014, an increase of $4.6 million. The increase was primarily a result of higher third-party costs, specifically related to ADXS-HPV support in manufacturing and clinical trial expenses, for the Anal, Head & Neck, High Dose, and Cervical Cancer programs, as well as ADXS-PSA Phase 1/2 trial start-up support. In addition, greater stock based compensation costs and an increased headcount contributed to the increase.

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

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs for employees included in our finance, legal and administrative organizations, outside legal and professional services, and facilities costs. General and administrative expenses were $7.7 million for the three months ended April 30, 2015, compared with $2.1 million for the three months ended April 30, 2014, an increase of $5.6 million. The increase was primarily due to greater stock based compensation costs of $4.2 million and investor relations costs of $1.5 million, mainly non-cash, in the current period.

Interest Expense

Interest expense was $0 for the three months ended April 30, 2015, as compared to $3,238 for the three months ended April 30, 2014. The decrease in interest was due to the repayment of debt in the prior year.

Debt Conversion Expense

For the three months ended April 30, 2015, we recorded debt conversion expense of $6,599 as a result of inducing certain noteholders to convert their convertible promissory notes into common shares by offering conversion prices at a discount from the market price of the common stock.

Changes in Fair Values

For the three months ended April 30, 2015, the Company recorded non-cash expense from changes in the fair value of the warrant liability of $23,236 due to an increase in the fair value of liability warrants primarily resulting from a significant increase in our share price from $9.85 at January 31, 2015 to $16.81 at April 30, 2015, which was partially offset by the expiration of some warrants.

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

Other Income

Other income was $14,503 for the three months ended April 30, 2015, compared to other expense of $10,749 for the three months ended April 30, 2014. Interest income earned for the three months ended April 30, 2015 and 2014 reflected interest income earned on the Company’s savings account balance.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED APRIL 30, 2015 AND 2014

Revenue

We did not record any revenue for the six months ended April 30, 2015.

During the six months ended April 30, 2014, we transitioned from a development stage company to an operating company. On March 19, 2014, we and Aratana entered into the Agreement pursuant to which we granted Aratana an exclusive, worldwide, royalty-bearing, license, with the right to sublicense, certain Advaxis proprietary technology that enables Aratana to develop and commercialize animal health products that will be targeted for treatment of osteosarcoma and other cancer indications in animals. Under the terms of the agreement. Aratana paid us an upfront payment of $1 million. As this license has stand-alone value to Aratana (who has the ability to sublicense) and was delivered to Aratana upon execution of the Agreement, we properly recorded the $1 million payment as licensing revenue in the six months ended April 30, 2014.

Research and Development Expenses

We make significant investments in research and development in support of our development programs both clinically and pre-clinically. Research and development costs are expensed as incurred and primarily include salary and benefit costs, third-party grants, fees paid to clinical research organizations, and supply costs. Research and development expense was $9.7 million for the six months ended April 30, 2015, compared with $3.1 million for the six months ended April 30, 2014, an increase of $6.6 million. The increase was primarily a result of higher third-party costs, specifically related to ADXS-HPV support in manufacturing and clinical trial expenses, across programs as well as and ADXS-PSA Phase 1/2 trial start-up support. In addition, greater stock based compensation costs, consulting fees and an increased headcount contributed to the increase.

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

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs for employees included in our finance, legal and administrative organizations, outside legal and professional services, and facilities costs. General and administrative expense was $10.9 million for the six months ended April 30, 2015, compared with $6.4 million for the six months ended April 30, 2014, an increase of $4.5 million. The increase was primarily due to greater stock based compensation costs of $3.6 million and investor relations costs of $2.4 million, mainly non-cash, in the current period, and was partially offset by a final settlement of an ongoing claim in the prior period that was not incurred in the current period.

Interest Expense

Interest expense was $0 for the six months ended April 30, 2015, compared with $5,253 for the six months ended April 30, 2014. The decrease in interest was due to the repayment of debt in the prior year.

Gain on Note Retirement and Accounts Payable

For the six months ended April 30, 2014, we recorded non-cash income of $6,243 primarily resulting from the settlement of outstanding payables with shares of our common stock at a discount.

Debt Conversion Expense

For the six months ended April 30, 2015, we recorded debt conversion expense of $6,599 as a result of inducing certain noteholders to convert their convertible promissory notes into common shares by offering conversion prices at a discount from the market price of the common stock.

Changes in Fair Values

For the six months ended April 30, 2015, the Company recorded non-cash expense from changes in the fair value of the warrant liability of $287,307 due to an increase in the fair value of liability warrants primarily resulting from a larger range of share prices used in the calculation of the BSM volatility input, as well as a significant increase in our share price from $3.18 at October 31, 2014 to $16.81 at April 30, 2015. This was partially offset by the expiration of some warrants.

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

Other Income

Other income was $20,739 for the six months ended April 30, 2015, compared with $19,321 in income for the six months ended April 30, 2014. Interest income earned for the six months ended April 30, 2015 and 2014 reflected interest income earned on the Company’s savings account balance.

Income Tax Benefit

We may be eligible, from time to time, to receive cash from the sale of our Net Operating Losses, or NOLs, under the State of New Jersey NOL Transfer Program. In the six months ended April 30, 2014, we received a net cash amount of $625,563 from the sale of our state NOLs and research and development tax credits for the periods ended October 31, 2010 and 2011.

Liquidity and Capital Resources

Our major sources of cash have been proceeds from various public and private offerings of our common stock, option and warrant exercises, and interest income. From October 2013 through May 2015, we raised $141.5 million in gross proceeds from various public and private offerings of our common stock. We have not yet commercialized any drug, and we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, obtain regulatory approvals for our drug, successfully complete any post-approval regulatory obligations, successfully compete with other available treatment options in the marketplace, overcome any clinical holds that the FDA may impose and successfully manufacture and commercialize our drug alone or in partnership. We may continue to incur substantial operating losses even after we begin to generate revenues from our drug candidates. We currently expect that our existing capital resources combined with future anticipated cash flows will be sufficient to operate our business plan. The actual amount of cash that we will need to operate is subject to many factors.

Since our inception through April 30, 2015, the Company has reported accumulated net losses of approximately $107.9 million and recurring negative cash flows from operations. We anticipate that we will continue to generate significant losses from operations for the foreseeable future.

Cash used in operating activities for the six months ended April 30, 2015 was approximately $9.7 million (including proceeds from the sale of our state NOLs and R&D tax credits of approximately $1.7 million) primarily from spending associated with our clinical trial programs and general and administrative spending. Total spending approximated $20.9 million.

Cash used in operating activities for the six months ended April 30, 2014 was approximately $7.5 million (including proceeds from the sale of our state NOLs and R&D tax credits of approximately $0.6 million) primarily from spending associated with our clinical trial programs and general and administrative spending. Total spending approximated $8.1 million, including one-time non-recurring costs associated with our October 2013 financing, certain compensation costs and the settlement of a legal claim.

Cash used in investing activities for the six months ended April 30, 2015 was approximately $344,000 resulting from legal cost spending in support of our intangible assets (patents) and costs paid to Penn for patents.

Cash used in investing activities for the six months ended April 30, 2014 was approximately $210,000 resulting from legal cost spending in support of our intangible assets (patents) and costs paid to Penn for patents.

Cash provided by financing activities for the six months ended April 30, 2015 was approximately $38.4 million, resulting primarily from registered direct offerings of 7,008,896 shares of our Common Stock resulting in net proceeds of $38.1 million. In addition, the Company received $0.3 million from the proceeds received on option and warrant exercises.

Cash provided by financing activities for the six months ended April 30, 2014 was $14.8 million, resulting from the public offering of 4,692,000 shares of common stock at $3.00 per share, resulting in net proceeds of $12.6 million. In addition, the Company sold 306,122 shares of Common Stock to Aratana at a price of $4.90 per share, resulting in net proceeds of $1.5 million. The Company also received $0.4 million from the sale of common stock under a Stock Purchase Agreement with Global BioPharma (“GBP”) and issued GBP 108,724 shares of common stock.

Our limited capital resources and operations to date have been funded primarily with the proceeds from public, private equity and debt financings, NOL tax sales and income earned on investments and grants. We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future, due to the substantial investment in research and development. As of April 30, 2015 and October 31, 2014, we had an accumulated deficit of $107,880,266 and $86,991,137, respectively and shareholders’ equity of $47,370,863 and $20,629,986, respectively.

The Company believes its current cash position is sufficient to fund its business plan approximately through calendar 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use available capital resources sooner than currently expected. Because of the numerous risks and uncertainties associated with the development and commercialization of its product candidates, we are unable to estimate the amount of increased capital outlays and operating expenses associated with completing the development of our current product candidates.

The Company recognizes it may need to raise additional capital over and above the amount raised during December 2014, February 2015 and May 2015 in order to continue to execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to scale back its business plan, extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On March 20, 2015, the Company issued 30,154 shares of Common Stock as a result of a warrant exercise.

On March 26, 2015, the Company issued 1,566 shares of Common Stock to accredited investors as payment for consulting services rendered.

On March 31, 2015, the Company issued 912 shares of Common Stock to management, pursuant to their Employment Agreements.

On April 1, 2015, the Company issued 60,562 shares of Common Stock to accredited investors as payment for consulting services rendered.

On April 30, 2015, the Company issued 783 shares of Common Stock to management, pursuant to their Employment Agreements.

On May 8, 2015, the Company issued 58,126 shares of Common Stock to an accredited investor as payment for consulting services rendered.

On May 11, 2015, the Company issued 21,250 shares of Common Stock to a current Executive which represents the initial vesting period of an inducement grant pursuant to his Employment Agreement.

On May 21, 2015, the Company issued 689 shares of Common Stock to an accredited investor as payment for consulting services rendered.

On May 29, 2015 the Company issued 584 shares of Common Stock to management, pursuant to their Employment Agreements.

On June 3, 2015, the Company issued 10,000 shares of Common Stock to an accredited investor as payment for consulting services rendered.

On June 3, 2015, the Company issued 8,870 shares of Common Stock to a current Executive which represents the initial vesting period of an inducement grant pursuant to his Employment Agreement.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS.

10.1	Clinical Study Collaboration Agreement between Advaxis, Inc. and Incyte Corporation, dated February 10, 2015. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on February 12, 2015.

10.2‡*	Amendment No. 1, dated as of April 17, 2015, to the Employment Agreement by and between Advaxis, Inc. and David J. Mauro.

10.3‡*	Amendment No. 2, dated as of April 17, 2015, to the Employment Agreement by and between Advaxis, Inc. and Sara M. Bonstein.
10.4‡*	Amendment No. 3, dated as of April 17, 2015, to the Employment Agreement by and between Advaxis, Inc. and Daniel J. O’Connor.

10.5‡*	Amendment No. 3, dated as of April 17, 2015, to the Employment Agreement by and between Advaxis, Inc. and Gregory T. Mayes.
10.6‡*	Amendment No. 3, dated as of April 17, 2015, to the Employment Agreement by and between Advaxis, Inc. and Robert G. Petit.
31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

* Filed herewith

** Furnished herewith

‡Denotes management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVAXIS, INC.
Registrant

Date: June 12, 2015	By:	/s/ Daniel J. O’Connor
Daniel J. O’Connor
Chief Executive Officer

	By:	/s/ Sara M. Bonstein
Sara M. Bonstein
Chief Financial Officer, Senior Vice President

