Form 10-K
period 2015-10-31
Advaxis, Inc.
filed 2016-01-08
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED - OCTOBER 31, 2015

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d)

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

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of April 30, 2015, the aggregate market value of the voting common equity held by non-affiliates was approximately $445,644,000 based on the closing bid price of the registrant’s Common Stock on the NASDAQ Capital Market. (For purposes of determining this amount, only directors, executive officers, and 10% or greater shareholders and their respective affiliates have been deemed affiliates). [X]

The registrant had 33,769,136 shares of Common Stock, par value $0.001 per share, outstanding as of January 7, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2016 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days of the end of the fiscal year ended October 31, 2015 are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

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

Item 1. Business.

General

Advaxis, Inc. (“Advaxis” or the “Company”) is a clinical stage biotechnology company focused on the discovery, development and commercialization of proprietary Lm-LLO cancer immunotherapies. These immunotherapies are based on a platform technology that utilizes live attenuated Listeria monocytogenes (“Lm” or “Listeria”) bioengineered to secrete antigen/adjuvant fusion proteins. These Lm-LLO strains are believed to be a significant advancement in immunotherapy as they integrate multiple functions into a single immunotherapy as they access and direct antigen presenting cells to stimulate anti-tumor T-cell immunity, stimulate and activate the immune system with the equivalent of multiple adjuvants, and simultaneously reduce tumor protection in the tumor microenvironment to enable the T-cells to eliminate tumors.

Axalimogene filolisbac (ADXS-HPV) is our lead Lm-LLO immunotherapy product candidate for the treatment of Human Papilloma Virus (“HPV”) associated cancers. We completed a randomized Phase 2 study in 110 patients with recurrent cervical cancer that was shown to have a manageable safety profile, apparent improved survival and objective tumor responses. In addition, the Gynecologic Oncology Group (“GOG”), now part of NRG Oncology, is conducting a cooperative group sponsored Phase 2 open-label clinical study of axalimogene filolisbac in patients with persistent or recurrent cervical cancer with documented disease progression. The study, known as GOG-0265, has successfully completed its first stage and has met the predetermined safety and efficacy criteria required to proceed into the second stage of patient recruitment. We plan to advance axalimogene filolisbac into a registrational clinical trial for the treatment of women with high-risk locally advanced cervical cancer.

Axalimogene filolisbac has received United States Food and Drug Administration (“FDA”) orphan drug designation for three HPV-associated cancers: cervical, head and neck, and anal cancer, and has received European Medicines Agency (“EMA”) orphan drug designation for anal cancer. It is being evaluated in Company-sponsored trials executed under an Investigational New Drug (“IND”) which include the following: i) a Phase 1/2 clinical trial alone and in combination with MedImmune, LLC’s (“MedImmune”) investigational anti-PD-L1 immune checkpoint inhibitor, durvalumab (MEDI4736), in patients with previously treated metastatic cervical cancer and HPV-associated head and neck cancer; ii) a Phase 2 multi-center, open-label study alone and in combination with Incyte Corporation’s (“Incyte”) investigational oral indoleamine 2,3-dioxygenase 1 (IDO1) inhibitor, epacadostat (INCB24360) in patients with Stage I-IIa cervical cancer; iii) a Phase 1/2 study evaluating higher doses and repeat cycles of axalimogene filolisbac in patients with recurrent cervical cancer; iv) a single arm Phase 2 monotherapy study in patients with metastatic anal cancer; and v) a Phase 2 study in collaboration with and funded by Global BioPharma Inc. (“GBP”), under a development and commercialization license agreement applicable to Asia, HPV-associated non-small cell lung cancer. In addition to Company-sponsored trials, axalimogene filolisbac is also being evaluated in three ongoing investigator-initiated clinical trials as follows: locally advanced cervical cancer (GOG-0265), head and neck cancer (Mount Sinai), and anal cancer (Brown University).

ADXS-PSA is our Lm-LLO immunotherapy product candidate designed to target the Prostate Specific Antigen (“PSA”) associated with prostate cancer. This Phase 1/2 clinical trial in combination with KEYTRUDA® (pembrolizumab), Merck & Co.’s (“Merck”) humanized monoclonal antibody against PD-1, is in patients with previously treated metastatic castration-resistant prostate cancer.

ADXS-HER2 is our Lm-LLO immunotherapy product candidate designed for the treatment of Human Epidermal Growth Factor Receptor 2 (“HER2”) expressing cancers, including human and canine osteosarcoma, breast, gastric and other cancers. This Phase 1b clinical trial is in patients with metastatic HER2 expressing solid tumors. We received orphan drug designation from both the FDA and EMA for ADXS-HER2 in osteosarcoma. Clinical research with ADXS-HER2 in canine osteosarcoma is being developed by our pet therapeutic partner, Aratana Therapeutics Inc. (“Aratana”), who holds exclusive rights to develop and commercialize ADXS-HER2 and three other Lm-LLO immunotherapies for pet health applications. Aratana has announced that a product license application for use of ADXS-HER2 in the treatment of canine osteosarcoma has been filed with the United States Department of Agriculture (“USDA”). Aratana received communication from the USDA in March 2015 stating that the previously submitted efficacy data for product licensure for AT-014 (ADXS-HER2), the cancer immunotherapy for canine osteosarcoma, was accepted and that it provides a reasonable expectation of efficacy that supports conditional licensure. While additional steps need to be completed, including in the areas of manufacturing and safety, Aratana anticipates that AT-014 could receive conditional licensure from the USDA in 2016.

In October of 2015, we received notification from the FDA that the INDs for axalimogene filolisbac were put on clinical hold in response to our submission of a safety report to the FDA. The clinical hold also included the INDs for ADXS-PSA and ADXS-HER2. Following discussions with the FDA and in accordance with their recommendations, we agreed to implement certain risk mitigation measures, including revised study protocol inclusion / exclusion criteria, post-administration antibiotic treatment and patient surveillance and monitoring measures. In December 2015, the FDA notified us that the hold has been lifted with respect to our INDs.

We have focused our development efforts on understanding our platform technology and establishing a drug development pipeline that incorporates this technology into therapeutic cancer immunotherapies, with clinical trials currently targeting HPV-associated cancer (cervical cancer, head and neck cancer and anal cancer), prostate cancer, and HER2-expressing cancers. Although no immunotherapies have been commercialized to date, we continue to invest in research and development to advance the technology and make it available to patients with many different types of cancer. Pipeline development and the further exploration of the technology for advancement entails risk and expense. We anticipate that our ongoing operational costs will increase significantly as we continue conducting and expanding our clinical development program. In addition to our existing single antigen vectors that target one tumor associated antigen, we are actively engaged in the development of new constructs that will address multiple targets that are common to tumor types, as well as mutation-associated neo-epitopes that are specific to an individual patient’s tumor. Lastly, we are developing certain internal capabilities to produce supplies for our neoepitope and our other programs.

Clinical Pipeline

We are a clinical-stage biotechnology company focused on the discovery, development and commercialization of proprietary Lm-LLO cancer immunotherapies. These immunotherapies are based on a platform technology that utilizes live attenuated Listeria monocytogenes bioengineered to secrete antigen/adjuvant fusion proteins. These Lm-LLO strains are believed to be a significant advancement in immunotherapy as they integrate multiple functions into a single immunotherapy as they access and direct antigen presenting cells to stimulate anti-tumor T-cell immunity, stimulate and activate the immune system with the equivalent of multiple adjuvants, and simultaneously reduce tumor protection in the tumor microenvironment to enable the T-cells to eliminate tumors.

Axalimogene filolisbac Franchise

Axalimogene filolisbac is an Lm-LLO immunotherapy directed against HPV and designed to target cells expressing the HPV. It is currently under investigation or planned investigation in four HPV-associated cancers: cervical cancer, head and neck cancer, anal cancer, and lung cancer, either as a monotherapy or in combination.

Cervical Cancer

There are 527,624 new cases of cervical cancer caused by HPV worldwide every year, and 14,377 new cases in the U.S. alone, according to the WHO Human Papillomavirus and Related Cancers in the World Summary Report 2014 (“WHO”). Current preventative vaccines cannot protect the 20 million women who are already infected with HPV. Challenges with acceptance, accessibility, and compliance have resulted in approximately a third of young women being vaccinated in the United States and even less in other countries around the world.

We completed a randomized Phase 2 clinical study (Lm-LLO-E7-15), conducted exclusively in India, in 110 women with recurrent/refractory cervical cancer. The final results were presented at the 2014 American Society of Clinical Oncology (“ASCO”) Annual Meeting, and showed that 32% (35/109) of patients were alive at 12 months, 22% (24/109) of patients were Long-term Survivors (“LTS”) alive greater than 18 months, and 18% (16/91) evaluable with adequate follow-up) of patients were alive for more than 24 months. Of the 109 patients treated in the study, LTS included not only patients with tumor shrinkage but also patients who had experienced stable disease or increased tumor burden. 17% (19/109) of the patients in the trial had recurrence of disease after at least two prior treatments for their cervical cancer; these patients comprised 8% (2/24) of LTS. Among the LTS, 25% (3/12) of patients had a baseline ECOG performance status of 2, a patient population that is often times excluded from clinical trials. Furthermore, a 10% objective response rate (including 5 complete responses and 6 partial responses) and a disease control rate of 38% (42/109) were observed. The addition of cisplatin chemotherapy to axalimogene filolisbac in this study did not significantly improve overall survival or objective tumor response (p =0.9981).

In this study, 109 patients received 254 doses of axalimogene filolisbac. Axalimogene filolisbac was found to be well tolerated with 38% (41/109) of patients experiencing mild to moderate Grade 1 or 2 transient adverse events associated with infusion; 1 patient experienced a Grade 3 Serious Adverse Events (“SAE”). All observed treatment related adverse events either self-resolved or responded readily to symptomatic treatment.

The GOG (now a member of NRG Oncology), under the sponsorship of the Cancer Therapy Evaluation Program (“CTEP”) of the National Cancer Institute (“NCI”), is independently conducting GOG-0265, an open-label, single arm Phase 2 study of axalimogene filolisbac in persistent or recurrent cervical cancer (patients must have received at least 1 prior chemotherapy regimen for the treatment of their recurrent/metastatic disease, not including that administered as a component of primary treatment) at 21 clinical sites in the U.S. The first stage of enrollment in GOG-0265 has successfully been completed with 26 patients treated and has met the predetermined safety and efficacy criteria required to proceed into the second stage of patient enrollment. Clinical data from the first stage of GOG-0265 was presented at the American Gynecological & Obstetrical Society (“AGOS”) annual meeting on September 17, 2015. Overall survival at 12 months was 38.5% (10/26) (the predefined criteria for 12-month survival was ≥20%), and, among patients who had received the full treatment regimen of 3 doses of axalimogene filolisbac, the 12-month survival rate was 55.6% (10/18). The adverse events observed in the first stage of the study have been consistent with those reported in other clinical studies with axalimogene filolisbac. It was well-tolerated, with Grade 1-2 fatigue, chills, and fever the most commonly reported Adverse Events (“AE”); six patients experienced a treatment-related Grade 3 or Grade 4 AE, which was considered possibly-related to axalimogene filolisbac. The second stage of the study will include approximately 37 additional patients; it has been amended to permit only one prior chemotherapy regimen for the treatment of recurrent/metastatic disease and allows patients to continue to receive repeat cycles of therapy until disease progression.

We have completed an End-of-Phase 2 (“EOP2”) meeting with the FDA. The purpose of the EOP2 meeting was to discuss axalimogene filolisbac preclinical data, Chemistry, Manufacturing and Controls (“CMC”), and clinical program, prior to moving axalimogene filolisbac forward into a registrational trial in cervical cancer. At the meeting, the FDA provided guidance on our CMC activities and clinical development plan. We have submitted our Phase 3 protocol for a Special Protocol Assessment (“SPA”) request to the FDA. The SPA request included specific questions from Advaxis to facilitate a meaningful dialogue with the FDA on the proposed study design. We have received back from FDA initial comments and considerations for incorporation into our study design. Additional rounds of review and/or a formal meeting are anticipated, both of which can extend the review period and be beneficial in reaching agreement with the FDA on design elements. Based on the FDA’s feedback, we may reach final agreement with FDA or may decide to incorporate the advice into the design of the Phase 3 clinical study without undergoing additional rounds of review. FDA’s assessment of the SPA request, and all related feedback, will be very valuable in the development of axalimogene filolisbac. Contingent upon the outcome of the forgoing, we plan to initiate, in collaboration with the GOG/NRG Foundation, Inc., an independent international non-profit organization with the purpose of promoting excellence in the quality and integrity of clinical and basic scientific research in the field of gynecologic malignancies, a registrational clinical trial in cervical cancer in 2016 to support a Biologics License Application (“BLA”) submission in the U.S. and in other territories around the world.

The planned registrational clinical trial will be a Phase 3 study of adjuvant axalimogene filolisbac, following primary treatment with chemoradiation, in patients with high-risk locally advanced cervical cancer compared to placebo alone. This population has a high recurrence rate and, once the disease has recurred, there are currently no available treatments. This study will evaluate both the time it takes for the cancer to recur as well as the overall survival. Our goal is to develop a treatment to prevent or reduce the risk of recurrence of cervical cancer after primary treatment interventions.

Biocon Limited (“Biocon”), our co-development and commercialization partner for axalimogene filolisbac in India and key emerging markets, filed a Marketing Authorization Application (“MAA”) for licensure of this immunotherapy in India. The Drug Controller General of India (“DCGI”) accepted this MAA for review. The filing of the MAA was driven by several factors: i) results from the Lm -LLO-E7-15 Phase 2 trial indicated that axalimogene filolisbac was well tolerated and showed significant clinical activity in recurrent/refractory cervical cancer; ii) cervical cancer is the second most common cancer among Indian women (according to WHO, there are 122,844 new cases per year with 67,544 deaths reported); and iii) current treatment options for non-operable refractory/recurrent disease are limited in India. As part of the MAA review process, Biocon met with the Scientific Expert Committee (the “Committee”). The Committee indicated that proof of concept for this novel immunotherapy has been established. The Committee advised Biocon to obtain data from a Phase 3 clinical trial in patients with recurrent cervical cancer who have failed prior chemo and radiation therapy. The face-to-face interaction with the Committee provided Biocon and Advaxis with valuable insight for future development and the companies are evaluating next steps.

We are conducting a Phase 1/2 trial evaluating higher doses and repeat cycles of axalimogene filolisbac in patients with recurrent cervical cancer. This Phase 1/2 study is designed to evaluate the safety, efficacy and immunological effect of the highest-tolerated dose of axalimogene filolisbac administered in repeat cycles to patients with cervical cancer whose disease has recurred after receiving one prior systemic dose cytotoxic treatment regimen. At present, a total of 27 cycles of therapy have been delivered at the 5 x 109 CFU dose level and 5 cycles at the high dose of 1 x 1010 CFU, which will now constitute the randomized Phase 2 dose. The AEs observed at the high dose are consistent with previous clinical experience with axalimogene filolisbac.

We have entered into a clinical trial collaboration agreement with MedImmune, the global biologics research and development arm of AstraZeneca, and are conducting a Phase 1/2, open-label, multicenter, two-part study to evaluate the safety and immunogenicity of our investigational Lm-LLO cancer immunotherapy, axalimogene filolisbac, in combination with MedImmune’s investigational anti-PD-L1 immune checkpoint inhibitor, durvalumab, as a combination treatment for patients with metastatic squamous or non-squamous carcinoma of the cervix and metastatic HPV-associated Squamous Cell Carcinoma of the Head and Neck (“SCCHN”). For the axalimogene filolisbac and durvalumab dose escalation portion of the study, Cohort 1 has been completed allowing for advancement to the next dose level. Once the dose escalation has been completed, the recommended combination doses will be advanced further into the study.

We have entered into a clinical trial collaboration agreement with Incyte where we plan to conduct a Phase 2, open-label, multicenter study to evaluate the safety and immunogenicity of axalimogene filolisbac as a monotherapy and in combination with Incyte’s investigational oral indoleamine 2,3-dioxygenase 1 (IDO1) inhibitor, epacadostat (INCB24360), in patients with Stage I-IIa cervical cancer. Incyte plans to enroll patients in this Phase 2 trial in 2016.

Axalimogene filolisbac has received FDA orphan drug designation for invasive Stage II-IV cervical cancer. (Axalimogene filolisbac was not granted orphan drug designation for cervical cancer in the EMA).

Head and Neck Cancer

SCCHN is the most frequently occurring malignant tumor of the head and neck and is a major cause of morbidity and mortality worldwide. More than 90% of SCCHNs originate from the mucosal linings of the oral cavity, pharynx, or larynx and 60-80% of these cancers are caused by HPV. According to the American Cancer Society, head and neck cancer accounts for about 3% to 5% of all cancers in the United States with an increasing incidence of HPV-associated head and neck cancers. Approximately 12,000 new cases will be diagnosed in the United Stated in 2016 according to the Surveillance, Epidemiology, and End Results (“SEER”) database.

The safety and immunogenicity of axalimogene filolisbac is being evaluated in a Phase 2 study under an investigator-sponsored IND at Mount Sinai, in patients with HPV-positive head and neck cancer. This clinical trial is the first study to evaluate the effects of axalimogene filolisbac in patients when they are initially diagnosed with HPV-associated head and neck cancer.

As stated above, we have entered into a clinical trial collaboration agreement with MedImmune to collaborate on a Phase 1/2, open-label, multicenter, two part study to evaluate safety and immunogenicity of durvalumab (MEDI4736) in combination with axalimogene filolisbac as a combination treatment for patients with metastatic squamous or non-squamous carcinoma of the cervix and metastatic HPV-associated SCCHN.

Axalimogene filolisbac has received FDA orphan drug designation for HPV-associated head and neck cancer.

Anal Cancer

According to the American Cancer Society, nearly all squamous cell anal cancers are linked to infection by HPV, the same virus that causes cervical cancer. According to the SEER database, approximately 7,500 new cases will be diagnosed in the United States in 2016.

The safety and efficacy of axalimogene filolisbac is being evaluated in a Phase 2 study under an investigator-sponsored IND by Brown University in patients with high-risk locally advanced anal cancer. Preliminary data indicates all patients who have completed the treatment regimen have experienced a six-month complete response, with no disease recurrence. In consideration of these preliminary data, the investigator at Brown University is evaluating the opportunity to transition this study into a NCI-funded cooperative group trial to evaluate the safety and efficacy of axalimogene filolisbac in a pivotal Phase 2/3 anal cancer trial, to be conducted by NRG Oncology. In advance of the foregoing, we have entered into a clinical trial collaboration agreement with the Radiation Therapy Oncology Group (“RTOG”) Foundation for the conduct of such study.

We plan to enroll patients in a Company sponsored Phase 2 study in patients with persistent/recurrent, loco-regional or metastatic squamous cell carcinoma of the anorectal canal in 2016.

Axalimogene filolisbac has received FDA and EMA orphan drug designation for anal cancer.

Lung Cancer

Lung cancer is the leading cause of cancer death in Taiwan, China, and worldwide. Histologically, Non-Small Cell Lung Cancer (“NSCLC”), including squamous cell carcinoma, adenocarcinoma, and large cell carcinoma, comprises more than 80% of lung cancers. Cigarette smoking is the primary risk factor and accounts for approximately 85% of all lung cancer cases. For those who have never smoked, HPV infection is considered to be an important cause of lung cancer in Asia. In a recent international pooled analysis of data on HPV-associated lung cancers, the prevalence in Asia was found to be 5% of all lung cancers.

GBP, our development and commercialization partner in Asia, is planning to conduct a randomized Phase 2, open-label, controlled study in HPV-associated NSCLC in patients following first-line induction chemotherapy. Pending Taiwanese FDA approval, the study is planned to initiate in 2016 and will enroll up to 124 patients. This trial will be fully funded exclusively by GBP.

ADXS-PSA Franchise

Prostate Cancer

According to the American Cancer Society, prostate cancer is the second most common type of cancer found in American men. Prostate cancer is the second leading cause of cancer death in men, behind only lung cancer. One man in seven will get prostate cancer during his lifetime, and one man in 36 will die of this disease. About 210,000 new cases will be diagnosed in the United States in 2016 according to the SEER database.

ADXS-PSA is an Lm-LLO immunotherapy designed to target the PSA antigen commonly overexpressed in prostate cancer.

We have entered into a clinical trial collaboration and supply agreement with Merck to evaluate the safety and efficacy of ADXS-PSA as monotherapy and in combination with KEYTRUDA® (pembrolizumab), Merck’s anti PD-1 antibody, in a Phase 1/2, open-label, multicenter, two part study in patients with previously treated metastatic, castration-resistant prostate cancer. For ADXS-PSA monotherapy dose escalation portion of the study, Cohort 1 and Cohort 2 have been completed allowing for advancement into Cohort 3, the third and final dose level. Once the dose escalation has been completed, the recommended dose will be advanced into the combination portion of the study.

ADXS-HER2 Franchise

HER2 Expressing Solid Tumors

HER2 is overexpressed in a percentage of solid tumors such as breast, gastric, bladder, brain, pancreatic, ovarian and osteosarcoma. According to the SEER database and recent published literature, the percentage of HER2 expression varies by cancer type, with approximately 70,000 new cases of invasive HER2 positive breast cancer diagnosed each year in the US; approximately 5,000 new cases of HER2 positive gastric cancer; approximately 22,000 new cases of HER2 positive bladder cancer; approximately 20,000 new cases of HER2 positive pancreatic cancer; approximately 2,500 new cases of HER2 positive ovarian cancer; and approximately 600 new cases of HER2 positive osteosarcoma.

ADXS-HER2 is an Lm-LLO immunotherapy designed to target HER2 expressing solid tumors such as human and canine osteosarcoma, breast, gastric and other cancers. The FDA has cleared our IND application and we have initiated a Phase 1b study in patients with metastatic HER2-expressing cancers. Thereafter, we intend to initiate a clinical development program with ADXS-HER2 for the treatment of pediatric osteosarcoma.

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

ADXS-HER2 has received FDA and EMA orphan drug designation for osteosarcoma.

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

Under the direction of Dr. Nicola Mason, the University of Pennsylvania School of Veterinary Medicine is conducting studies in companion dogs evaluating the safety and efficacy of ADXS-HER2 in the treatment of naturally occurring canine osteosarcoma. In the initial study, the primary endpoint was to determine the maximum tolerated dose of ADXS-HER2. Secondary endpoints for the study were progression-free survival and overall survival. The findings of the Phase 1 clinical trial in dogs with osteosarcoma suggest that ADXS-HER2 is safe and well tolerated at doses up to 3 x 109 CFU with no evidence of significant cardiac, hematological, or other systemic toxicities. The study determined that ADXS-HER2 is able to delay or prevent metastatic disease and significantly prolong overall survival in dogs with osteosarcoma that had minimal residual disease following standard of care (amputation and follow-up chemotherapy). Dr. Mason presented data at the 2014 American College of Veterinary Internal Medicine (“ACVIM”) Forum which showed that 80% of the dogs treated (n=15) were still alive and median survival had not yet been reached. A second study is currently being conducted by Dr. Mason and data was presented at the 2015 ACVIM Forum obtained from pet dogs (n=12) with primary osteosarcoma unsuitable for amputation. Repeat doses of ADXS-HER2 administered after palliative radiation were well tolerated with no systemic or cardiac toxicity.

On March 19, 2014, we entered into a definitive Exclusive License Agreement with Aratana, where we granted Aratana an exclusive, worldwide, royalty-bearing license, with the right to sublicense, certain of our proprietary technology that enables Aratana to develop and commercialize animal health products that will be targeted for treatment of osteosarcoma and other cancer indications in animals. A product license request has been filed by Aratana for ADXS-HER2 (also known as AT-014 by Aratana) for the treatment of canine osteosarcoma with the USDA. Aratana received communication from the USDA in March 2015 stating that the previously submitted efficacy data for product licensure for AT-014 (ADXS-HER2), the cancer immunotherapy for canine osteosarcoma, was accepted and that it provides a reasonable expectation of efficacy that supports conditional licensure. While additional steps need to be completed, including in the areas of manufacturing and safety, Aratana anticipates that AT-014 could receive conditional licensure from the USDA in 2016. Aratana has been granted exclusive worldwide rights by us to develop and commercialize ADXS-HER2 in animals. Aratana is further responsible for the conduct of clinical research with ADXS-Survivin in canine/feline lymphoma, as well as pending investigations of two additional Advaxis constructs in animals.

ADXS-NEO Franchise (preclinical)

We intend to file an IND application for ADXS-NEO and to initiate Company-sponsored studies, as well as external collaborations.

We have entered into a research collaboration with Memorial Sloan Kettering Cancer Center (“MSK”) to advance the study of neoepitope-based, personalized cancer therapy. The goal of the collaboration, titled “MINE™” (My Immunotherapy Neo-Epitopes), is to use our Lm-LLO cancer immunotherapy technology to develop neo-epitope immunotherapies based on an individual patient’s tumor (“ADXS-NEO”). MINE™ will first focus on a preclinical study of our new construct approach to evaluate the immunologic effects and anti-tumor activity of a personalized immunotherapy in a mouse tumor model. We will use learnings from the MINE™ collaboration to identify and target neoepitopes using Lm-LLO technology and later develop patient specific immunotherapy constructs that incorporate the neoepitope sequences identified in the patient’s tumor cells. Clinical studies using ADXS-NEO, to be conducted at MSK, are in development.

ADXS-TNBC Franchise (preclinical)

We are developing a construct that targets antigens specific to Triple-Negative Breast Cancer (“TNBC”), which accounts for ~15-20% of all diagnosed breast cancer cases and has not been amenable to targeted therapies directed toward estrogen, progesterone, or HER2 receptors. A majority of TNBC patients’ still exhibit poor outcomes, with only 30-45% of patients achieving a pathological complete response from conventional chemotherapeutic and radiation therapy. The heterogeneous nature of this cancer type, the presence of mutations in multiple pathways, and the development of resistance to single agents make combination therapy much more attractive and suggest the need for agents that address more than one antigen/target.

Lm-LLO Combination Franchise

Axalimogene filolisbac and Durvalumab

As stated above, we have entered into a clinical trial collaboration agreement with MedImmune to conduct a Phase 1/2, open-label, multicenter, two part study to evaluate safety and immunogenicity of our investigational Lm-LLO cancer immunotherapy, axalimogene filolisbac, in combination with MedImmune’s investigational anti-PD-L1 immune checkpoint inhibitor, durvalumab (MEDI4736) for the treatment of patients with metastatic squamous or non-squamous carcinoma of the cervix and metastatic HPV-associated SCCHN. Preliminary patient responses have been observed in Cohort 1. For the axalimogene filolisbac and durvalumab (MEDI4736) dose escalation portion of the study, Cohort 1 has been completed allowing for advancement to the next dose level. Once the dose escalation has been completed, the recommended combination doses will be advanced further into the study.

Axalimogene filolisbac and Epacadostat

As stated above, we have entered into a clinical trial collaboration agreement with Incyte where we plan to collaborate on a Phase 2, open-label, multicenter, preoperative window-study to evaluate the safety and immunogenicity of axalimogene filolisbac as a monotherapy and in combination with Incyte’s investigational oral indoleamine 2,3-dioxygenase 1 (IDO1) inhibitor, epacadostat (INCB24360), in patients with Stage I-IIa cervical cancer. Incyte plans to enroll patients in this Phase 2 in 2016.

ADXS-PSA and KEYTRUDA® (pembrolizumab)

As stated above, we have entered into a clinical trial collaboration agreement with Merck to evaluate the safety and efficacy of ADXS-PSA as monotherapy and in combination with KEYTRUDA® (pembrolizumab), Merck’s anti PD-1 antibody, in a Phase 1/2, open-label, multicenter, two part study in patients with previously treated metastatic, castration-resistant prostate cancer. For the ADXS-PSA monotherapy dose escalation portion of the study, Cohort 1 and Cohort 2 have been completed allowing for advancement to next dose level. Once the dose escalation has been completed, the recommended dose will be advanced into the combination portion of the study.

Lm-LLO Immunotherapy and Sorrento

We have entered into a non-exclusive research and clinical trial collaboration agreement with Sorrento Therapeutics, Inc. (“Sorrento”) to evaluate our Lm-LLO cancer immunotherapy technology in combination with Sorrento’s fully human antibodies, which may include GITR, OX40, LAG-3 and/or TIM-3, in two clinical trials.

Lm-LLO Immunotherapy (preclinical)

We have various preclinical collaborations with academic and other centers of excellence.

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

Our principal executive offices are located at 305 College Road East, Princeton, New Jersey 08540 and our telephone number is (609) 452-9813. We maintain a website at www.advaxis.com which contains descriptions of our technology, our product candidates and the trial status of each drug. We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We are not including the information on our website as a part of, nor incorporating it by reference into, this report. You may read and copy any materials we file at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. Additionally, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is http://www.sec.gov.

Intellectual Property

Protection of our intellectual property is important to our business. We have a robust and extensive patent portfolio that protects our product candidates and Lm -based immunotherapy technology. Currently, we own or have rights to 200 patents and applications, which are owned, licensed from, or co-owned with Penn, Merck, NIH, and/or Georgia Regents University. We continuously grow this portfolio by filing new applications to protect our ongoing research and development efforts. We aggressively prosecute and defend our patents and proprietary technology. Our patents are directed to the compositions of matter, use, and methods thereof, of our Lm -LLO immunotherapies for our product candidates, axalimogene filolisbac, ADXS-PSA, and ADXS-HER2.

Our approach to the intellectual property portfolio is to create, maintain, protect, enforce and defend our proprietary rights for the products we develop from our immunotherapy technology platform. We endeavor to maintain a coherent and aggressive strategic approach to building our patent portfolio with an emphasis in the field of cancer vaccines.

We successfully defended our intellectual property concerning our Lm -based technology by contesting a challenge made by Anza Therapeutics, Inc. (now known as Aduro BioTech), to our patent position in Europe on a claim not available in the United States. The European Patent Office (“EPO”) Board of Appeals in Munich, Germany ruled in favor of the Trustees of Penn and us, Penn’s exclusive licensee, and reversed a patent ruling that revoked a technology patent that had resulted from an opposition filed by Anza. The ruling of the EPO Board of Appeals is final and cannot be appealed. The granted claims, the subject matter of which was discovered by Dr. Yvonne Paterson, are directed to the method of preparation and composition of matter of recombinant bacteria expressing tumor antigens for the treatment of patients with cancer. The successful development of our immunotherapies will include our ability to create and maintain intellectual property related to our product candidates.

Issued patents which are directed to our product candidates axalimogene filolisbac, ADXS-PSA, and ADVX-HER2 in the United States, will expire between 2017 and 2032. Issued patents directed to our product candidates axalimogene filolisbac, ADXS-PSA, and ADXS-HER2 outside of the United States, will expire in 2028. Issued patents directed to our Lm -based immunotherapy platform in the United States, will expire between 2016 and 2030. Issued patents directed to our Lm -based immunotherapy platform outside of the United States, will expire between 2021 and 2030.

We have issued patents directed to methods of using our product candidates axalimogene filolisbac, ADXS-PSA and ADXS-HER2 in the United States, which will expire between 2017 and 2032. Issued patents directed to use of our product candidates: axalimogene filolisbac, ADXS-PSA and ADXS-HER2 for indications outside of the United States, will expire between 2018 and 2028.

We have pending patent applications directed to our product candidates axalimogene filolisbac, ADXS-PSA, ADXS-HER2 that, if issued would expire in the United States and in countries outside of the United States between 2020 and 2037. We have pending patent applications directed to methods of using of our product candidates axalimogene filolisbac, ADXS-PSA, ADXS-HER2 directed to the following indications: a her2/neu-expressing cancer, a prostate cancer, cervical dysplasia, and cervical cancer that, if issued would expire in the United States and in countries outside of the United States between 2020 and 2037, depending on the specific indications.

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

We currently have ODD with the FDA for axalimogene filolisbac for treatment of anal cancer (granted August 2013), HPV-associated head and neck cancer (granted November 2013); and treatment of Stage II-IV invasive cervical cancer (granted May 2014). We also have ODD with the FDA for ADXS-HER2 for the treatment of osteosarcoma (granted May 2014).

In Europe, the Committee for Orphan Medicinal Products (“COMP”) issued a positive opinion on the application for ODD of axalimogene filolisbac for the treatment of anal cancer (December 2015) and on the application for ODD of ADXS-HER2 for osteosarcoma (November 2015).

Expedited Programs for Serious Conditions

Four FDA programs are intended to facilitate and expedite development and review of new drugs to address unmet medical need in the treatment of serious or life-threatening conditions: fast track designation, breakthrough therapy designation, accelerated approval, and priority review designation. We intend to avail ourselves of any and all of these programs as applicable to our products.

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

Collaborations, Partnerships and Agreements

Biocon Limited

On January 20, 2014, we entered into a Distribution and Supply Agreement (“Biocon Agreement”) with Biocon Limited, a company incorporated under the laws of India.

Pursuant to the Biocon Agreement, we granted Biocon an exclusive license (with a right to sublicense) to (i) use our data from clinical development activities, regulatory filings, technical, manufacturing and other information and know-how to enable Biocon to submit regulatory filings for axalimogene filolisbac in the following territories: India, Malaysia, Bangladesh, Bhutan, Maldives, Myanmar, Nepal, Pakistan, Sri Lanka, Bahrain, Jordan, Kuwait, Oman, Saudi Arabia, Qatar, United Arab Emirates, Algeria, Armenia, Egypt, Eritrea, Iran, Iraq, Lebanon, Libya, Sudan, Syria, Tunisia and Yemen (collectively, the “Territory”) and (ii) import, promote, market, distribute and sell pharmaceutical products containing axalimogene filolisbac . Axalimogene filolisbac is based on a novel platform technology using live, attenuated bacteria that are bio-engineered to secrete an antigen/adjuvant fusion protein(s) that is designed to redirect the powerful immune response all human beings have to the bacterium against their cancer.

Under the Biocon Agreement, Biocon has agreed to use its commercially reasonable efforts to obtain regulatory approvals for axalimogene filolisbac in India. In the event Phase 2 or Phase 3 clinical trials are required, we shall conduct such trials at our cost, provided that if we are unable to commence such clinical trials, Biocon may conduct such clinical trials, subject to reimbursement of costs by us. Biocon has agreed to commence commercial distribution of axalimogene filolisbac no later than 9 months following receipt of regulatory approvals in a country in the Territory. Biocon will be responsible for the costs of obtaining and maintaining regulatory approvals in the Territory.

We will have the exclusive right to supply axalimogene filolisbac to Biocon and Biocon will be required to purchase its requirements of axalimogene filolisbac exclusively from us at the specified contract price, as such price may be adjusted from time to time. The supply price agreed upon between the parties will be correlated to the net sales of the product during the preceding contract year. In addition, we will be entitled to a six-figure milestone payment if net sales of axalimogene filolisbac for the contract year following the initiation of clinical trials in India exceed certain specified thresholds.

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

Biocon filed a MAA for licensure of this immunotherapy in India. The DCGI accepted this MAA for review. The filing of the MAA was driven by several factors: i) results from the Lm -LLO-E7-15 Phase 2 trial indicated that axalimogene filolisbac was well tolerated and showed significant clinical activity in recurrent/refractory cervical cancer; ii) cervical cancer is the second most common cancer among Indian women (132,000 new cases per year with 74,000 deaths reported); and iii) current treatment options for non-operable refractory/recurrent disease are limited in India. As part of the MAA review process, Biocon met with the Scientific Expert Committee (the “Committee”). The Committee indicated that proof of concept for this novel immunotherapy has been established. The Committee advised Biocon to obtain data from a Phase 3 clinical trial in patients with recurrent cervical cancer who have failed prior chemo and radiation therapy. The face-to-face interaction with the Committee provided Biocon and Advaxis with valuable insight for future development. We continue to assist Biocon with the activities necessary to develop and ultimately commercialize axalimogene filolisbac in the Territory.

Global BioPharma, Inc.

On December 9, 2013, we entered into an exclusive licensing agreement for the development and commercialization of axalimogene filolisbac with Global BioPharma, Inc. (“GBP”), a Taiwanese based biotech company funded by a group of investors led by Taiwan Biotech Co., Ltd (TBC).

GBP plans to conduct registration trials with axalimogene filolisbac for the treatment of advanced cervical cancer. GBP is also planning to conduct a randomized Phase 2, open-label, controlled study in HPV-associated NSCLC in patients following first-line induction chemotherapy. Pending Taiwanese FDA approval, the study is planned to initiate in 2016 and will enroll up to 124 patients. This trial will be fully funded by GBP. GBP will continue to explore the use of our lead product candidate in several other indications including head and neck, and anal cancer.

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

GBP will be responsible for all clinical development and commercialization costs in the GBP territory. GBP will also reimburse us $2.25 million toward our U.S. registrational study, where such payment will help to offset our development costs. GBP is committed to establishing manufacturing capabilities for its own territory and to serving as a secondary manufacturing source for us in the future. Under the terms of the agreement, we will exclusively license the rights of axalimogene filolisbac to GBP for the Asia, Africa, and former USSR territory, exclusive of India and certain other countries, for all HPV-associated indications. We will retain exclusive rights to axalimogene filolisbac for the rest of the world.

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

This license, unless sooner terminated in accordance with its terms, terminates upon the latter of (a) the expiration of the last to expire of the Penn patent rights; or (b) twenty years after the effective date of the license. Penn may terminate the license agreement early upon the occurrence of certain defaults by us, including, but not limited to, a material breach by us of the Penn license agreement that is not cured within 60 days after notice of the breach is provided to us.

The license provides us with the exclusive commercial rights to the patent portfolio developed by Penn as of the effective date of the license, in connection with Dr. Paterson and requires us to pay various milestone, legal, filing and licensing payments to commercialize the technology. In exchange for the license, Penn received shares of our Common Stock. However, as of October 31, 2015, Penn does not own shares of our Common Stock. In addition, Penn is entitled to receive a non-refundable initial license fee, royalty payments and milestone payments based on net sales and percentages of sublicense fees and certain commercial milestones. Under the amended licensing agreement, Penn is entitled to receive 2.5% of net sales in the territory. Should annual net sales exceed $250 million, the royalty rate will increase to 2.75%, but only with respect to those annual net sales in excess of $250 million. Additionally, Penn will receive tiered sales milestone payments upon the achievement of cumulative global sales ranging between $250 million and $2 billion, with the maximum aggregate amounts payable to Penn in the event that maximum sales milestones are achieved is $40 million. Notwithstanding these royalty rates, upon first in-human commercial sale (U.S. & E.U.), we have agreed to pay Penn a total of $775,000 over a four-year period as an advance minimum royalty, which shall serve as an advance royalty in conjunction with the above terms. In addition, under the license, we are obligated to pay an annual maintenance fee of $100,000 commencing on December 31, 2010, and each December 31st thereafter for the remainder of the term of the agreement until the first commercial sale of a Penn licensed product. We are responsible for filing new patents and maintaining and defending the existing patents licensed to us and we are obligated to reimburse Penn for all attorney’s fees, expenses, official fees and other charges incurred in the preparation, prosecution and maintenance of the patents licensed from Penn.

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

As of October 31, 2015, we had no outstanding balance with Penn under all licensing agreements.

Merck & Co., Inc.

On August 22, 2014, we entered into a Clinical Trial Collaboration and Supply Agreement (the “Merck Agreement”) with Merck, pursuant to which the parties will collaborate on a Phase 1/2 dose-escalation and safety study. The Phase 1 portion of the study will evaluate the safety of our Lm -LLO based immunotherapy for prostate cancer, ADXS31-142 (the “Advaxis Compound”) as monotherapy and in combination with KEYTRUDA ® (pembrolizumab), Merck’s humanized monoclonal antibody against PD-1 (the “Merck Compound”), to determine a recommended Phase 2 combination dose. The Phase 2 portion will evaluate the safety and efficacy of the Advaxis Compound in combination with the Merck Compound. Both phases of the study will be in patients with previously treated metastatic castration-resistant prostate cancer. A joint development committee, comprised of equal representatives from both parties, is responsible for coordinating all regulatory and other activities under, and pursuant to, the Merck Agreement.

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

MedImmune/AstraZeneca

On July 21, 2014, we entered into a Clinical Trial Collaboration Agreement (the “MedImmune Agreement”) with MedImmune, the global biologics research and development arm of AstraZeneca, pursuant to which the parties intend to initiate a Phase 1/2 clinical study in the United States to evaluate the safety and efficacy of MedImmune’s investigational anti-PD-L1 immune checkpoint inhibitor, MEDI4736, in combination with our investigational Lm -LLO cancer immunotherapy, axalimogene filolisbac , as a combination treatment for patients with advanced, recurrent or refractory cervical cancer and HPV-associated head and neck cancer. A joint steering committee, composed of equal representatives from both parties, is responsible for various matters associated with the collaboration, including protocol approval, as well as reviewing and monitoring the progress of the study.

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

For a period beginning upon the completion of the study and the receipt by MedImmune of the last final report for the study and ending one hundred twenty (120) days thereafter (unless extended), MedImmune will be granted first right to negotiate in good faith in an attempt to enter into an agreement with us with respect to the development, regulatory approval and commercialization of axalimogene filolisbac and MEDI4736 to be used in combination with each other for the treatment or prevention of cancer. Neither party is obligated to enter into such an agreement. In the event the parties do not enter an agreement and we obtain regulatory approval for axalimogene filolisbac in combination with any PD-1 antibody or PD-L1 antibody, we shall pay MedImmune a royalty obligation and one-time payment.

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

Inctye

On February 10, 2015, we entered into a Clinical Trial Collaboration Agreement (the “Incyte Agreement”) with Incyte for the development and analysis of a combination therapy for the treatment of cervical cancer. Under the terms of the Incyte Agreement, the parties will contribute their respective compounds to be dosed in combination during the course of the study, with Incyte acting as the sponsor of the study and taking the lead role in its conduct. The Incyte Agreement is to continue in full force and effect until completion of the final study report or until earlier termination by either party. Costs for the study are to be split between the parties, and Incyte will provide us with an invoice and supporting documents of our share of the costs incurred through the end of each calendar quarter.

Aratana

On March 19, 2014, we entered into a definitive Exclusive License Agreement (the “Aratana Agreement”) with Aratana. Pursuant to the Aratana Agreement, we granted Aratana an exclusive, worldwide, royalty-bearing license, with the right to sublicense, under certain Advaxis proprietary technology that enables the design of an immunotherapy utilizing live attenuated Lm bioengineered to secrete fusion proteins consisting of antigen and adjuvant molecules, including certain “Constructs” and related “Compounds” (both as defined in the Aratana Agreement) in order for Aratana to develop and commercialize animal health products containing or incorporating Compounds (“Products”) for use in non-human animal health applications (the “Aratana Field”) that will be targeted for treatment of osteosarcoma and other cancer indications in animals. Our technology licensed to Aratana includes certain patents and patent applications, as well as related know-how, data, technical information, results and other information controlled by us during the term of the Aratana Agreement that are reasonably necessary for the development, manufacture or commercialization of any Construct, Compound or Product.

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

Furthermore, pursuant to the Aratana Agreement, we (i) issued and sold 306,122 shares of Common Stock to Aratana at a price of $4.90 per share, which was equal to the closing price of the Common Stock on the NASDAQ Capital Market on March 19, 2014, and (ii) issued a ten-year warrant to Aratana giving Aratana the right to purchase up to 153,061 additional shares of Common Stock at an exercise price of $4.90 per share. The warrant also contains a provision for cashless exercise if the fair market value of Advaxis’ Common Stock for the five trading days ending three trading days prior to the exercise date is higher than the exercise price. In connection with the sale of the Common Stock and warrants, we received aggregate net proceeds of $1,500,000. We issued the shares and warrant in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Aratana has filed a product license request for ADXS-HER2 (also known as AT-014 by Aratana) for the treatment of canine osteosarcoma with the USDA. Aratana received communication from the USDA in March 2015 stating that the previously submitted efficacy data for product licensure for AT-014, the cancer immunotherapy for canine osteosarcoma, was accepted and that it provides a reasonable expectation of efficacy that supports conditional licensure. While additional steps need to be completed, including in the areas of manufacturing and safety, Aratana anticipates that AT-014 could receive conditional licensure from the USDA in 2016.

Master Services Agreement with inVentiv Health Clinical

On May 29, 2014, we announced that we entered into a master services agreement with inVentiv Health Clinical (“inVentiv”), a leading global Clinical Research Organization (“CRO”), for the clinical development of certain immunotherapy product candidates in our proprietary pipeline.

Under the terms of the agreement, inVentiv can provide us with full CRO services to execute clinical studies for our current cancer immunotherapy product candidates including axalimogene filolisbac for cervical cancer, and other HPV-associated cancer; ADXS-HER2 for pediatric osteosarcoma and other HER2 over-expressing cancer and ADXS-PSA for prostate cancer. In addition, pending regulatory approval, we can leverage inVentiv’s significant commercialization capabilities in select countries, should we seek to do so.

Agreement with Knight Therapeutics Inc.

On August 26, 2015, we announced that we had entered into an agreement with Knight Therapeutics Inc. (“Knight”), a Canadian-based specialty pharmaceutical company, to commercialize in Canada Advaxis’ product candidates.

In connection with the agreement, Knight purchased 359,454 shares of our common stock at $13.91 per share, which represents a seven percent premium to the price of our common stock at market close on August 25, 2015. In addition, Sectoral Asset Management, a leading Canadian-based global healthcare investment advisor, purchased 1,437,815 shares at $13.91 per share directly from us on behalf of its clients. The combined gross proceeds to us from these direct investments was $25 million.

Under the terms of the agreement, Knight will be responsible to conduct and fund all regulatory and commercial activities in Canada. We are eligible to receive double digit royalty as well as approximately $33 million in cumulative sales milestones.

Manufacturing

Current Good Manufacturing Practices (“cGMP”) are the standards identified in order to conform to requirements by governmental agencies that control authorization and licensure for manufacture and distribution of drug products for either clinical investigations or commercial sale. GMPs identify the requirements for procurement, manufacturing, testing, storage, distribution and the supporting quality systems in order to ensure that a drug product is safe for its intended application. GMPs are enforced in the United States by the FDA, under the authorities of the Federal Food, Drug and Cosmetic Act and its implementing regulations and use the phrase “current good manufacturing practices” (“cGMP”) to describe these standards.

We have entered into agreements with multiple third-party organizations to handle the manufacturing, testing, and distribution of our product candidates. These organizations have extensive experience within the biologics space and with the production of clinical and commercial GMP supplies. In parallel, we have also continued to invest in our internal process/analytical development, quality systems, manufacturing, and quality control infrastructure with the goal of accelerating and advancing our pipeline. Construction of a new pilot plant capable of producing early phase clinical trial GMP supplies and capable of supporting process optimization/scale-up is underway at our New Jersey headquarter. In addition, we have initiated the conceptual engineering design for a potential facility expansion to allow us to produce supplies for our neoepitope and our other programs. Our strategy is to continue to leverage both our partner’s capabilities and our internal capabilities in order to build a supply chain that is reliable, flexible, and cost competitive.

Competition

The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and a high degree of competition. As a result, our actual or proposed immunotherapies could become obsolete before we recoup any portion of our related research and development expenses. The biotechnology and biopharmaceutical industries are highly competitive, and this competition comes from both biotechnology firms and from major pharmaceutical companies, including: Aduro Biotech, Agenus Inc., Celldex Therapeutics, Inovio Pharmaceutical Inc., ISA Pharmaceuticals, MedImmune LLC, Neon Therapeutics, Oncolytics Biotech Inc., Oncothyreon Inc., et al., each of which is pursuing cancer vaccines and/or immunotherapies.

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

Experience and Expertise

Our management team has extensive experience in oncology development, including contract research, development and manufacturing across a board range of science, technologies, and process operations. We have built internal capabilities supporting research, clinical, medical, manufacturing and compliance operations and have extended our expertise with collaborations.

Employees

As of January 6, 2016, we had 48 employees, all of which were full time employees. None of our employees are represented by a labor union, and we consider our relationship with our employees to be good.

Description of Property

Our corporate offices are currently located at 305 College Road East, Princeton, New Jersey 08540. On April 1, 2011, we entered into a sublease agreement for such office, which is an approximately 10,000 square foot leased facility in Princeton, NJ. The agreement had a termination date of November 29, 2015. In May 2015, we signed a direct lease for an expansion area, as well as a direct lease for the existing office, lab and vivarium space upon the expiration of the sublease agreement, which is approximately 20,000 square foot of space in total. The lease term is seven years and expires on November 30, 2022. The lease requires base annual rent of approximately $442,000 with annual increases in increments between 2% and 4% throughout the remainder of the lease. The lease contains two options to renew for five years each.

We plan to further increase our capacity to include in-house clinical and commercial manufacturing capabilities, where we first intend to manufacture clinical supplies for our ADXS-NEO program. We will continue to rent necessary offices and laboratories to support our growing business.

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

We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future due to the substantial investment in research and development. As of October 31, 2015, we had an accumulated deficit of $134,054,259 and shareholders’ equity of $115,598,875. We expect to spend substantial additional sums on the continued administration and research and development of proprietary products and technologies with no certainty that our immunotherapies will become commercially viable or profitable as a result of these expenditures. If we fail to raise a significant amount of capital, we may need to significantly curtail operations or cease operations in the near future. If any of our product candidates fail in clinical trials or does not gain regulatory approval, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Our operating history does not afford investors a sufficient history on which to base an investment decision.

We commenced our Lm-LLO based immunotherapy development business in February 2002 and today exist as a clinical stage company. We have no approved products and therefore have not derived any significant revenue from the sales of products and have not yet demonstrated ability to obtain regulatory approval, formulate and manufacture commercial scale products, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, there is limited information for investors to use as basis for assessing our future viability. Investors must consider the risks and difficulties we have encountered in the rapidly evolving vaccine and immunotherapy industry. Such risks include the following:

●	difficulties, complications, delays and other unanticipated factors in connection with the development of new drugs;

●	competition from companies that have substantially greater assets and financial resources than we have;

●	need for acceptance of our immunotherapies;

●	ability to anticipate and adapt to a competitive market and rapid technological developments;

●	need to rely on outside funding due to the length of drug development cycles and governmental approved protocols associated with the pharmaceutical industry; and

●	dependence upon key personnel including key independent consultants and advisors.

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

The costs of litigation or any proceeding relating to our intellectual property or contractual rights could be substantial, even if resolved in our favor. Some of our competitors or financial funding sources have far greater resources than we do and may be better able to afford the costs of complex litigation. Also, in a lawsuit for infringement or contractual breaches, even if frivolous, will require considerable time commitments on the part of management, our attorneys and consultants. Defending these types of proceedings or legal actions involve considerable expense and could negatively affect our financial results.

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

The proposed development schedules for our immunotherapies may be affected by a variety of factors, including technological difficulties, clinical trial failures, regulatory hurdles, clinical holds, competitive products, intellectual property challenges and/or changes in governmental regulation, many of which will not be within our control. Any delay in the development, introduction or marketing of our products could result either in such products being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives. In light of the long-term nature of our projects, the unproven technology involved and the other factors described elsewhere in this section, there can be no assurance that we will be able to successfully complete the development or marketing of any new products which could materially harm our business, results of operations and prospects.

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

We or our regulators may suspend or terminate our clinical trials for a number of reasons. We may voluntarily suspend or terminate our clinical trials if at any time we believe they present an unacceptable risk to the patients enrolled in our clinical trials or do not demonstrate clinical benefit. In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials, or place our products on temporary or permanent hold, at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to the patients enrolled in our clinical trials.

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

Although we have been granted FDA orphan drug designation for axalimogene filolisbac for use in the treatment of anal cancer, HPV-associated head and neck cancer, Stage II-IV invasive cervical cancer and for ADXS-HER2 for the treatment of osteosarcoma in the United States, as well as EMA orphan drug designation for axalimogene filolisbac for the treatment of anal cancer and for ADXS-HER2 for the treatment of osteosarcoma in the EU, and intend to continue to expand our designation for these uses where applicable , we may not receive the benefits associated with orphan drug designation. This may result from a failure to maintain orphan drug status, or result from a competing product reaching the market that has an orphan designation for the same disease indication. Under U.S. rules for orphan drugs, if such a competing product reaches the market before ours does, the competing product could potentially obtain a scope of market exclusivity that limits or precludes our product from being sold in the United States for seven years. Even if we obtain exclusivity, the FDA could subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. A competitor also may receive approval of different products for the same indication for which our orphan product has exclusivity, or obtain approval for the same product but for a different indication for which the orphan product has exclusivity.

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

Currently, we own or have rights to 193 patents and applications, which are owned, licensed from, or co-owned with Penn, Merck, NIH, and/or Georgia Regents University. We have obtained the rights to all future patent applications in this field originating in the laboratories of Dr. Yvonne Paterson and Dr. Fred Frankel, at the University of Pennsylvania.

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

Pursuant to the terms of our license agreement with Penn, which has been amended from time to time, we have acquired exclusive worldwide licenses for patents and patent applications related to our proprietary Listeria vaccine technology. The license provides us with the exclusive commercial rights to the patent portfolio developed at Penn as of the effective date of the license, in connection with Dr. Paterson and requires us to pay various milestone, legal, filing and licensing payments to commercialize the technology. As of October 31, 2015, we had no outstanding payments to Penn. We can provide no assurance that we will be able to make all future payments due and owing thereunder, that such licenses will not be terminated or expire during critical periods, that we will be able to obtain licenses from Penn for other rights that may be important to us, or, if obtained, that such licenses will be obtained on commercially reasonable terms. The loss of any current or future licenses from Penn or the exclusivity rights provided therein could materially harm our business, financial condition and operating results.

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

As of January 6, 2016, we had 48 employees, all of which were full time employees. Our ability to attract and retain highly skilled personnel is critical to our operations and expansion. We face competition for these types of personnel from other technology companies and more established organizations, many of which have significantly larger operations and greater financial, technical, human and other resources than we have. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. If we are not successful in attracting and retaining these personnel, or integrating them into our operations, our business, prospects, financial condition and results of operations will be materially adversely affected. In such circumstances we may be unable to conduct certain research and development programs, unable to adequately manage our clinical trials and other products, and unable to adequately address our management needs.

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

We are aware of certain investigational new drugs under development or approved products by competitors that are used for the prevention, diagnosis, or treatment of certain diseases we have targeted for drug development. Various companies are developing biopharmaceutical products that have the potential to directly compete with our immunotherapies even though their approach to may be different. The biotechnology and biopharmaceutical industries are highly competitive, and this competition comes from both biotechnology firms and from major pharmaceutical companies, including companies like: Aduro Biotech, Agenus Inc., Bionovo Inc., Celldex Therapeutics, Inovio Pharmaceutical Inc., ISA Pharmaceuticals, MedImmune LLC, Neon Therapeutics, Oncolytics Biotech Inc., Oncothyreon Inc., each of which is pursuing cancer vaccines and/or immunotherapies. Many of these companies have substantially greater financial, marketing, and human resources than we do (including, in some cases, substantially greater experience in clinical testing, manufacturing, and marketing of pharmaceutical products). We also experience competition in the development of our immunotherapies from universities and other research institutions and compete with others in acquiring technology from such universities and institutions.

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

We are currently authorized to issue 45,000,000 shares of our Common Stock. As of January 7, 2016, we had 33,769,136 shares of our Common Stock issued and outstanding, excluding shares issuable upon exercise of our outstanding warrants, options, convertible promissory notes and shares of Common Stock earned but not yet issued under our director compensation program. Under our 2011 Employee Stock Purchase Plan, or ESPP, our employees can buy our Common Stock at a discounted price. To the extent the shares of Common Stock are issued, options and warrants are exercised or convertible promissory notes are converted, holders of our Common Stock will experience dilution. In the event of any future financing of equity securities or securities convertible into or exchangeable for, Common Stock, holders of our Common Stock may experience dilution. In addition, as of January 4, 2016, we had outstanding options to purchase 3,357,554 shares of our Common Stock at a weighted average exercise price of approximately $13.34 per share and outstanding warrants to purchase 3,241,138 shares of our Common Stock (including the above warrants subject to weighted-average anti-dilution protection); and approximately 22,827 shares of our Common Stock are available for grant under the ESPP.

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

Item 1B: Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate offices are currently located at 305 College Road East, Princeton, New Jersey 08540. On April 1, 2011, we entered into a sublease agreement for such office, which is an approximately 10,000 square foot leased facility in Princeton, NJ. The agreement had a termination date of November 29, 2015. In May 2015, we signed a direct lease for an expansion area, as well as a direct lease for the existing office, lab and vivarium space upon the expiration of the sublease agreement, which is approximately 20,000 square feet of space in total. The lease term is seven years and expires on November 30, 2022. The lease requires base annual rent of approximately $442,000 with annual increases in increments between 2% and 4% throughout the remainder of the lease. The lease contains two options to renew for five years each.

We plan to further increase our capacity to include in-house clinical and commercial manufacturing capabilities, where we first intend to manufacture clinical supplies for our ADXS-NEO program. We will continue to rent necessary offices and laboratories to support our growing business.

Item 3. Legal Proceedings.

The information required under this item will be set forth in Footnote 11. Commitments and Contingencies – Legal Proceedings with this Form 10-K and is incorporated herein by reference.

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

Fiscal 2015	High	Low
Fourth Quarter	$19.71	$9.76
Third Quarter	$28.77	$15.82
Second Quarter	$23.61	$7.02
First Quarter	$13.51	$2.75

Fiscal 2014	High	Low
Fourth Quarter	$4.60	$2.50
Third Quarter	$3.57	$2.52
Second Quarter	$5.99	$2.46
First Quarter	$5.70	$2.88

Fiscal 2013	High	Low
Fourth Quarter	$7.96	$2.70
Third Quarter	$7.50	$3.18
Second Quarter	$17.50	$8.75
First Quarter	$8.75	$3.75

As of October 31, 2015, there were approximately 108 shareholders of record. Because shares of our Common Stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of shareholders of record. On January 6, 2016, the last reported sale price per share for our Common Stock as reported by NASDAQ was $7.97.

We have not paid or declared any cash dividends during the past two fiscal years or subsequent period prior to the filing of this annual report, nor do we anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On August 1, 2015, the registrant issued 988 shares of Common Stock to its Executive Officers, pursuant to their Employment Agreements.

On August 10, 2015, the registrant issued 64,104 shares of Common Stock to an accredited investor as payment for consulting services.

On September 1, 2015, the registrant issued 1,020 shares of Common Stock to its Executive Officers, pursuant to their Employment Agreements.

On September 18, 2015, the registrant issued 1,134 shares of Common Stock to an accredited investor as payment for consulting services.

On October 1, 2015, the registrant issued 1,478 shares of Common Stock to its Executive Officers, pursuant to their Employment Agreements.

On October 20, 2015, the registrant issued 30,413 shares of Common Stock to a current Executive Officer which represents the second of three vesting periods of an inducement grant pursuant to his Employment Agreement.

On October 27, 2015, the registrant issued 18,269 shares of Common Stock to a current Executive Officer which represents the third of four vesting periods of an inducement grant pursuant to his Employment Agreement.

On October 30, 2015, the registrant issued 2,263 shares of Common Stock to a current employee pursuant to a warrant exercise.

On October 30, 2015, the registrant issued 1,064 shares of Common Stock to its Executive Officers, pursuant to their Employment Agreements.

On November 17, 2015, the registrant issued 17,201 shares of Common Stock to an accredited investor as payment for consulting services.

On November 30, 2015, the registrant issued 1,195 shares of Common Stock to its Executive Officers, pursuant to their Employment Agreements.

On December 1, 2015, the registrant issued 1,657 shares of Common Stock to an accredited investor as payment for consulting services.

On December 29, 2015, the Company issued 122,662 shares of Common Stock to an accredited investor, pursuant to a warrant exercise.

On December 31, 2015, the Company issued 2,044 shares of Common Stock to its Executive Officers, pursuant to their Employment Agreements.

On January 7, 2016, the Company issued 5,000 shares of Common Stock to an accredited investor as payment for consulting services.

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans at October 31, 2015:

Plan category	Number of shares of Common Stock to be issued on exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the previous columns)
Equity compensation plans approved by security holders	1,981,939	$13.78	2,134,468

Treasury Share Repurchases

The following table represents treasury share repurchases during the three months ended October 31, 2015:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
August 1, 2015 – August 31, 2015	576	$16.89	N/A	N/A
September 1, 2015 – September 30, 2015	10,112	$15.16	N/A	N/A
October 1, 2015 – October 31, 2015	82,770	$10.55	N/A	N/A
Total	93,458	$11.09	N/A	N/A

(1) Consists of shares repurchased by the Company for certain employees’ restricted stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of the restricted stock units.

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

Overview

We are a clinical-stage biotechnology company focused on the discovery, development and commercialization of proprietary Lm-LLO cancer immunotherapies. These immunotherapies are based on a platform technology that utilizes live attenuated Listeria monocytogenes bioengineered to secrete antigen/adjuvant fusion proteins. These Lm-LLO strains are believed to be a significant advancement in immunotherapy as they integrate multiple functions into a single immunotherapy as they access and direct antigen presenting cells to stimulate anti-tumor T-cell immunity, stimulate and activate the immune system with the equivalent of multiple adjuvants, and simultaneously reduce tumor protection in the tumor microenvironment to enable the T-cells to eliminate tumors.

Results of Operations

Fiscal Year 2015 Compared to Fiscal Year 2014

Revenue

We did not record any revenue for the year end October 31, 2015.

During the year end October 31, 2014, we transitioned from a development stage company to an operating company. On March 19, 2014, we and Aratana entered into the Agreement pursuant to which we granted Aratana an exclusive, worldwide, royalty-bearing, license, with the right to sublicense, certain Advaxis proprietary technology that enables Aratana to develop and commercialize animal health products that will be targeted for treatment of osteosarcoma and other cancer indications in animals. Under the terms of the agreement. Aratana paid us an upfront payment of $1 million. As this license has stand-alone value to Aratana (who has the ability to sublicense) and was delivered to Aratana upon execution of the Agreement, we properly recorded the $1 million payment as licensing revenue in the year ended October 31, 2014.

Research and Development Expenses

We make significant investments in research and development in support of our development programs both clinically and pre-clinically. Research and development costs are expensed as incurred and primarily include salary and benefit costs, third-party grants, fees paid to clinical research organizations and supply costs. Research and development expense was $24.2 million for the year ended October 31, 2015, compared with $8.7 million for the year ended October 31, 2014, an increase of $15.5 million. The increase was primarily a result of higher third-party costs, specifically related to axalimogene filolisbac support in manufacturing and clinical trial expenses, for the Anal, Head & Neck, High Dose, and Cervical Cancer programs, as well as ADXS-PSA Phase 1/2 trial support. In addition, stock based compensation costs rose by approximately $5.0 million due to a rise in our share price and an increase in the number of shares awarded as a result of an increased headcount.

We anticipate a significant increase in research and development expenses on a continuous basis as a result of our intended expanded development and commercialization efforts primarily related to clinical trials and product development. In addition, we expect to incur expenses in the development of strategic and other relationships required to license, manufacture and distribute our product candidates when they are approved.

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs for employees included in our finance, legal and administrative organizations, outside legal and professional services, and facilities costs. General and administrative expense was $24.5 million for the year ended October 31, 2015, compared with $11.9 million for the year ended October 31, 2014, an increase of $12.6 million. The increase was due to greater stock based compensation costs of approximately $11.0 million attributable to a rise in our share price and an increase in the number of shares awarded as a result of an increased headcount. Furthermore, greater legal costs of approximately $0.6 million for consultation on a variety of corporate matters and $1.4 million in cash payments for investor relations. The aforementioned was partially offset by $0.5 million in severance costs related to a former employee in the prior period.

We anticipate general and administrative expenses in the near term to remain comparable to current levels, exclusive of the impact of future stock awards.

Interest Income

Interest income was $114,219 for the year ended October 31, 2015, compared with $36,305 for the year ended October 31, 2014. Interest income earned for the year ended October 31, 2015 reflected interest income earned on the Company’s held-to-maturity investments and savings account balance. Interest income earned for the year ended October 31, 2014 reflected interest income earned on the Company’s savings account balance.

Changes in Fair Values

For the year ended October 31, 2015, the Company recorded non-cash expense from changes in the fair value of the warrant liability of $48,950 due to an increase in the fair value of liability warrants primarily resulting from a larger range of share prices used in the calculation of the Black-Scholes Model (“BSM”) volatility input, as well as a significant increase in our share price from $3.18 at October 31, 2014 to $11.09 at October 31, 2015. This was partially offset by the expiration of some warrants.

For the year ended October 31, 2014, the Company recorded non-cash income from changes in the fair value of the warrant liability of $619,089 due to a decrease value of liability warrants due to a decrease in our share price from $3.74 at October 31, 2013 to $3.18 at October 31, 2014, a smaller range of share prices used in the calculation of the BSM volatility input and the expiration of some warrants.

Income Tax Benefit

We may be eligible, from time to time, to receive cash from the sale of our Net Operating Losses (“NOLs”) under the State of New Jersey NOL Transfer Program. In December 2015, the Company received a net cash amount of $1,609,349 from the sale of its state NOLs and research and development tax credits for the period ended October 31, 2014.

In the year ended October 31, 2014, we received a net cash amount of $625,563 from the sale of its state NOLs and research and development tax credits for the periods ended October 31, 2010 and 2011. In December 2014, we received a net cash amount of $1,731,317 from the sale of our state NOLs and research and development tax credits for the years ended October 31, 2012 and 2013.

Net Loss

We reported a net loss of $47.0 million, or $1.68 per share basic and diluted for the year ended October 31, 2015 as compared to a net loss of $16.5 million, or $0.97 per share basic and diluted, for the year ended October 31, 2014.

Liquidity and Capital Resources

Our major sources of cash have been proceeds from various public and private offerings of our common stock and option and warrant exercises. From October 2013 through October 2015, we raised approximately $166.5 million in gross proceeds from various public and private offerings of our common stock. We have not yet commercialized any drug, and we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, obtain regulatory approvals for our drug, successfully complete any post-approval regulatory obligations, successfully compete with other available treatment options in the marketplace, overcome any clinical holds that the FDA may impose and successfully manufacture and commercialize our drug alone or in partnership. We may continue to incur substantial operating losses even after we begin to generate revenues from our drug candidates. We believe our current cash position is sufficient to fund our business plan approximately through calendar year end 2017. The actual amount of cash that we will need to operate is subject to many factors.

Since our inception through October 31, 2015, we reported accumulated net losses of approximately $134.1 million and recurring negative cash flows from operations. We anticipate that we will continue to generate significant losses from operations for the foreseeable future.

Cash used in operating activities for the year ended October 31, 2015 was approximately $24.1 million (including proceeds from the sale of our state NOLs and R&D tax credits of approximately $1.7 million) primarily from spending associated with our clinical trial programs and general and administrative spending.

Cash used in operating activities for the year ended October 31, 2014 was approximately $16.0 million (including proceeds from the sale of our state NOLs and R&D tax credits of approximately $0.6 million) primarily from spending associated with our clinical trial programs and general and administrative spending. Total spending approximated $13.9 million, including one-time non-recurring costs associated with our October 2013 financing, March 2014 financing, certain compensation costs and the settlement of legal claims.

Cash used in investing activities for the year ended October 31, 2015 was approximately $47.4 million resulting from investments in held-to-maturity investments, purchases of property and equipment to support expansion, legal cost spending in support of our intangible assets (patents) and costs paid to Penn for patents.

Cash used in investing activities, for the year ended October 31, 2014, was approximately $440,000 resulting from legal cost spending in support of our intangible assets (patents) and costs paid to Penn for patents.

Cash provided by financing activities for the year ended October 31, 2015 was approximately $120.5 million, resulting primarily from registered direct offerings of 8,806,165 shares of our Common Stock resulting in net proceeds of approximately $63.1 million and a public offering of 2,800,000 shares of Common Stock resulting in net proceeds of approximately $56.7 million. In addition, the Company received approximately $2.4 million from the proceeds received on option and warrant exercises. This was partially offset by approximately $1.6 million of taxes paid related to the net share settlement of equity awards.

Cash provided by financing activities, for the year ended October 31, 2014, was approximately $13.6 million, primarily resulting from the public offering of 4,692,000 shares of Common Stock at $3.00 per share, resulting in net proceeds of $12.6 million. In addition, we sold 306,122 shares of Common Stock to Aratana at a price of $4.90 per share, resulting in net proceeds of approximately $1.5 million. We also issued GBP 108,724 shares of Common Stock pursuant to a Stock Purchase Agreement with GBP, resulting in net proceeds of approximately $0.4 million. This was partially offset by approximately $0.9 million of taxes paid related to the net share settlement of equity awards.

Our capital resources and operations to date have been funded primarily with the proceeds from public, private equity and debt financings, NOL tax sales and income earned on investments and grants. We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future, due to the substantial investment in research and development. As of October 31, 2015 and October 31, 2014, we had an accumulated deficit of $134,054,259 and $86,991,137, respectively and shareholders’ equity of $115,598,875 and $20,629,986, respectively.

The Company believes its current cash position is sufficient to fund its business plan approximately through calendar year end 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use available capital resources sooner than currently expected. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amount of increased capital outlays and operating expenses associated with completing the development of our current product candidates.

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

Off-Balance Sheet Arrangements

As of October 31, 2015, we had no off-balance sheet arrangements.

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

Revenue Recognition

The Company derived all of its revenue in 2014 from patent licensing. In general, these revenue arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company. The intellectual property rights granted may be perpetual in nature, or upon the final milestones being met, or can be granted for a defined, relatively short period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for an additional minimum upfront payment. The Company recognizes licensing fees when there is persuasive evidence of a licensing arrangement, fees are fixed or determinable, delivery has occurred and collectability is reasonably assured.

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

Management has reviewed its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable and its carrying amount exceeds its fair value, which is based upon estimated undiscounted future cash flows. Net assets are recorded on the balance sheet for patents and licenses related to axalimogene filolisbac, ADXS-PSA and ADXS-HER2 and other products that are in development. However, if a competitor were to gain FDA approval for a treatment before us or if future clinical trials fail to meet the targeted endpoints, the Company would likely record an impairment related to these assets. In addition, if an application is rejected or fails to be issued, the Company would record an impairment of its estimated book value.

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

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will classify as income tax expense any interest and penalties. The Company has no material uncertain tax positions for any of the reporting periods presented. The Company files tax returns in U.S. federal and state jurisdictions, including New Jersey, and is subject to audit by tax authorities beginning with the year ended October 31, 2012.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. Amendments in this ASU create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is the final version of Proposed ASU 2011-230—Revenue Recognition (Topic 605) and Proposed ASU 2011–250—Revenue Recognition (Topic 605): Codification Amendments, both of which have been deleted. The amendments in this ASU are effective for the Company for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the effects of ASU 2014-09 on the consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect that this guidance will have a material impact on its financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 8: Financial Statements and Supplementary Data.

The index to Financial Statements appears on the page immediately prior to page F-1, the Report of the Independent Registered Public Accounting Firms appears on page F-1, and the Financial Statements and Notes to Financial Statements appear on pages F-2 to F-26.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A: Controls and Procedures.

Assessment of the Effectiveness of Internal Controls over Financial Reporting

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework published in 2013. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer as to the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the chief executive officer and the chief financial officer of the Company have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of management and/or our Board of Directors; and

(iii) provide reasonable assurance regarding the prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Marcum LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form l0-K and, as part of the audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting. See “Reports of Independent Registered Public Accounting Firm” included in this filling.

(c) Changes in Internal Control over Financial Reporting

During the quarter ended October 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

To the Audit Committee of the

Board of Directors and Shareholders of

Advaxis, Inc.

We have audited Advaxis, Inc.’s (the “Company”) internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

In our opinion, Advaxis, Inc. maintained, in all material aspects, effective internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet as of October 31, 2015 and the related statements of operations, shareholders’ equity, and cash flows for the year then ended of the Company and our report dated January 8, 2016 expressed an unqualified opinion on those financial statements.

/s/ Marcum LLP
Marcum llp
New York, NY
January 8, 2016

Item 9B: Other Information.

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders.

Item 11: Executive Compensation.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders.

Item 13: Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders.

Item 14: Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders.

PART IV

Item 15: Exhibits and Financial Statements Schedules.

See Index of Exhibits below. The Exhibits are filed with or incorporated by reference in this report.

(a) Exhibits. The following exhibits are included herein or incorporated herein by reference.

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Annex C to DEF 14A Proxy Statement filed with the SEC on May 15, 2006.

3.2	Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock of the registrant, dated September 24, 2009. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on September 25, 2009.

3.3	Certificate of Designations of Preferences, Rights and Limitations of Series B Preferred Stock of the registrant, dated July 19, 2010. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on July 20, 2010.

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 16, 2012. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on August 17, 2012.

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 11, 2013 (reverse stock split). Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on July 15, 2013.

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 12, 2013 (reverse stock split). Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the SEC on July 15, 2013.

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 9, 2014. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on July 10, 2014.

3.8	Amended and Restated Bylaws. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-QSB filed with the SEC on September 13, 2006.

4.1	Form of Common Stock certificate. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on October 23, 2007.

4.2	Form of Amended and Restated Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K/A filed with the SEC on February 11, 2010.

4.3	Form of Common Stock Purchase Warrant, issued in the junior bridge financing. Incorporated by reference to Exhibit 4.12 to Registration Statement on Form S-1 (File No. 333-162632) filed with the SEC on October 22, 2009.

4.4	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on June 19, 2009.

4.5	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K/A filed with the SEC on February 11, 2010.

4.6	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on November 12, 2010.

4.7	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on May 9, 2011.

4.8	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on August 31, 2011.

4.9	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on November 2, 2011.

Exhibit Number	Description of Exhibits

4.10	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on January 5, 2012.

4.11	Form of Common Stock Purchase Warrant issued pursuant to the Exchange Agreements, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

4.12	Form of Common Stock Purchase Warrant issued pursuant to the note purchase agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

4.13	Form of Common Stock Purchase Warrant issued to Dr. James Patton. Incorporated by reference to Exhibit 4.23 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-183682) filed with the SEC on September 11, 2012.

4.14	Form of Secured Promissory Note issued pursuant to the Securities Purchase Agreement, dated as of December 13, 2012, by and between Advaxis, Inc. and Tonaquint, Inc. Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed with the SEC on March 25, 2013.

4.15	Form of Warrant to Purchase Shares of Common Stock issued pursuant to the Securities Purchase Agreement, dated as of December 13, 2012, by and between Advaxis, Inc. and Tonaquint, Inc. Incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q filed with the SEC on March 25, 2013.

4.16	Form of Warrant Agency Agreement by and between Advaxis, Inc. and Securities Transfer Corporation and Form of Warrant Certificate. Incorporated by reference to Exhibit 4.18 to Registration Statement on Form S-1/A (File No. 333-188637) filed with the SEC on September 27, 2013.

4.17	Form of Representative’s Warrant. Incorporated by reference to Exhibit 4.19 to Registration Statement on Form S-1/A (File No. 333-188637) filed with the SEC on September 27, 2013.

4.18	Form of Warrant to Purchase 30,154 Shares of Common Stock issued September 17, 2013 pursuant to an engagement letter termination agreement. Incorporated by reference to Exhibit 4.20 to Registration Statement on Form S-1/A (File No. 333-188637) filed with the SEC on September 27, 2013.

4.19	Form of Warrant Agency Agreement between Advaxis, Inc. and Securities Transfer Corporation dated October 22, 2013 and Form of Warrant Certificate. Incorporated by reference to Exhibits 10.1 and 10.2 to Current Report on Form 8-K filed with the SEC on October 22, 2013.

4.20	Common Stock purchase warrant, dated as of March 19, 2014, by and between Advaxis, Inc. and Aratana Therapeutics, Inc. Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

4.21	Form of Representative’s Warrant related to the Underwriting Agreement, dated as of March 31, 2014, by and between Advaxis, Inc. and Aegis Capital Group. Incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

10.1	2004 Stock Option Plan of the registrant. Incorporated by reference to Exhibit 4.1 to Report on Form S-8 filed with the SEC on December 1, 2005.

10.2	2005 Stock Option Plan of the registrant. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on May 15, 2006.

10.3	License Agreement, between the Trustees of the University of Pennsylvania and the registrant dated as of June 17, 2002, as Amended and Restated on February 13, 2007. Incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-KSB filed with the SEC on February 13, 2007.

10.4	Sponsored Research Agreement dated November 1, 2006 by and between the Trustees of the University of Pennsylvania (Dr. Paterson Principal Investigator) and the registrant. Incorporated by reference to Exhibit 10.44 to Annual Report on 10-KSB filed with the SEC on February 13, 2007.

10.5	Agreement, dated July 7, 2003, by and between Cobra Biomanufacturing PLC and Advaxis, Inc. Incorporated by reference to Exhibit 10.16 to Pre-Effective Amendment No. 4 filed on June 9, 2005 to Registration Statement on Form SB-2 (File No. 333-122504).

Exhibit Number	Description of Exhibits

10.6	Royalty Agreement, dated as of May 11, 2003, by and between Cobra Bio-Manufacturing PLC and the registrant. Incorporated by reference to Exhibit 10.28 to Pre-Effective Amendment No. 4 filed on June 9, 2005 to Registration Statement on Form SB-2 (File No. 333-122504).

10.7	Technical/Quality Agreement dated May 6, 2008 by and between Vibalogics GmbH and the registrant. Incorporated by reference to Exhibit 10.57 to Annual Report on Form 10-KSB filed with the SEC on January 29, 2009.

10.8	Master Service Agreement dated April 7, 2008 by and between Vibalogics GmbH and the registrant. Incorporated by reference to Exhibit 10.58 to Annual Report on Form 10-KSB filed with the SEC on January 29, 2009.

10.9	Amended and Restated 2009 Stock Option Plan of the registrant. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on April 30, 2010.

10.10	Second Amendment to the Amended and Restated Patent License Agreement between the registrant and the Trustees of the University of Pennsylvania dated as of May 10, 2010. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on June 3, 2010.

10.11	Note purchase agreement, dated as of May 9, 2011, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.1 to Amendment to Current Report on Form 8-K/A filed with the SEC on May 12, 2011.

10.12	2011 Omnibus Incentive Plan of registrant. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on August 29, 2011.

10.13	2011 Employee Stock Purchase Plan. Incorporated by reference to Annex B to DEF 14A Proxy Statement filed with the SEC on August 29, 2011.

10.14	Amendment No. 1 to the Advaxis, Inc. 2011 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on December 20, 2011.

10.15	Exchange Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.16	Amendment, Consent and Waiver Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.17	Form of Convertible Promissory Note issued pursuant to the note purchase agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.18	Note purchase agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.19	Registration Rights Agreement, dated as of May 14, 2012, by and between Advaxis, Inc. and each investor identified on the signature pages thereto. Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the SEC on May 18, 2012.

10.20	Amendment No. 1, dated as of March 26, 2007, to the License Agreement, between the Trustees of the University of Pennsylvania and Advaxis, Inc. dated as of June 17, 2002, as amended and restated on February 13, 2007. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

10.21	Clinical Trial Services Agreement, dated December 13, 2009, by and between the Gynecologic Oncology Group and Advaxis, Inc. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

10.22	Amendment No. 3, dated as of December 12, 2011, to the License Agreement, between the Trustees of the University of Pennsylvania and Advaxis, Inc. dated as of June 17, 2002, as amended and restated on February 13, 2007. Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

10.23	Amendment No. 1 to 2011 Omnibus Incentive Plan of registrant. Incorporated by reference to Annex B to DEF 14A Proxy Statement filed with the SEC on July 19, 2012.

Exhibit Number	Description of Exhibits

10.24	Employment Agreement by and between Advaxis, Inc. and Daniel J. O’Connor, dated August 19, 2013. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on August 20, 2013.

10.25	Indemnification Agreement. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on August 20, 2013.

10.26‡	Employment Agreement between Advaxis, Inc. and Robert Petit, dated September 26, 2013. Incorporated by reference to Exhibit 10.70 to Registration Statement on Form S-1/A (File No. 333-188637) filed with the SEC on September 27, 2013.

10.27‡	Employment Agreement by and between Advaxis, Inc. and Gregory T. Mayes, III, dated October 25, 2013. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on October 29, 2013.

10.28‡	Restricted Stock Agreement between Advaxis, Inc. and Gregory T. Mayes, III, dated October 25, 2013. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on October 29, 2013.

10.29	Exclusive License and Technology Transfer Agreement by and between Advaxis, Inc. and Global BioPharma, Inc., dated December 9, 2013. Incorporated by reference to Exhibit 10.79 to Annual Report on Form 10-K/A filed with the SEC on February 6, 2014.

10.30‡	Amendment No. 1, dated as of December 19, 2013, to the Employment Agreement by and between Advaxis, Inc. and Daniel J. O’Connor. Incorporated by reference to Exhibit 10.82 to Annual Report on Form 10-K/A filed with the SEC on February 6, 2014.

10.31‡	Amendment No. 1, dated as of December 19, 2013, to the Employment Agreement by and between Advaxis, Inc. and Gregory T. Mayes, III. Incorporated by reference to Exhibit 10.82 to Annual Report on Form 10-K/A filed with the SEC on February 6, 2014.

10.32‡	Amendment No. 1, dated as of December 19, 2013, to the Employment Agreement by and between Advaxis, Inc. and Mark J. Rosenblum. Incorporated by reference to Exhibit 10.82 to Annual Report on Form 10-K/A filed with the SEC on February 6, 2014.

10.33‡	Amendment No. 1, dated as of December 19, 2013, to the Employment Agreement by and between Advaxis, Inc. and Robert G. Petit. Incorporated by reference to Exhibit 10.82 to Annual Report on Form 10-K/A filed with the SEC on February 6, 2014.

10.34	Distribution and Supply Agreement, dated as of January 20, 2014, by and between Advaxis, Inc. and Biocon, Limited. Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed with the SEC on March 17, 2014.

10.35	Exclusive License Agreement, dated March 19, 2014, by and between Advaxis, Inc. and Aratana Therapeutics, Inc. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

10.36‡	Employment Agreement, dated March 24, 2014, by and between Advaxis, Inc. and Sara M. Bonstein. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

10.37‡	Separation Agreement and General Release, dated March 24, 2014, between Advaxis, Inc. and Mark J. Rosenblum. Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

10.38‡	Amendment No. 2, dated as of June 5, 2014, to the Employment Agreement by and between Advaxis, Inc. and Daniel J. O’Connor. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

10.39‡	Amendment No. 2, dated as of June 5, 2014, to the Employment Agreement by and between Advaxis, Inc. and Gregory T. Mayes. Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

Exhibit Number	Description of Exhibits

10.40‡	Amendment No. 2, dated as of June 5, 2014, to the Employment Agreement by and between Advaxis, Inc. and Robert G. Petit. Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

10.41‡	Amendment No. 1, dated as of June 5, 2014, to the Employment Agreement by and between Advaxis, Inc. and Sara M. Bonstein. Incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

10.42‡	Employment Agreement, dated October 20, 2014, by and between Advaxis, Inc. and David J. Mauro. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on October 21, 2014

10.43‡	Form of Restricted Stock Agreement between Advaxis, Inc. and David J. Mauro, dated October 20, 2014. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on October 21, 2014.

10.44	Clinical Trial Collaboration Agreement, dated July 21, 2014, by and between Advaxis, Inc. and MedImmune, LLC. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on September 9, 2014.

10.45	5th Amendment to the Amended & Restated License Agreement, dated July 25, 2014, by and between Advaxis, Inc. and University of Pennsylvania. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the SEC on September 9, 2014.

10.46	Amendment No. 2 to the Advaxis, Inc. 2011 Omnibus Incentive Plan, effective July 9, 2014. Incorporated by reference to Annex A to Current Report on Schedule 14A filed with the SEC on May 20, 2014.

10.47	Amended and Restated 2011 Omnibus Incentive Plan, dated September 8, 2014. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed with the SEC on September 9, 2014.

10.48	Master Services Agreement for Technical Transfer and Clinical Supply, dated February 5, 2014, by and between Advaxis, Inc. and SynCo Bio Partners B.V. Incorporated by reference to Exhibit 10.1 to Current Report to Form 8-K filed with the SEC on February 11, 2014.

10.49	Clinical Trial Collaboration and Supply Agreement by and between Advaxis, Inc. and Merck & Co. dated August 22, 2014. Incorporated by reference to Exhibit 10.101 to Annual Report on Form 10-K filed with the SEC on January 6, 2015

10.50	Manufacturing Services Agreement by and between Advaxis, Inc. and IDT Biologika dated September 8, 2014. Incorporated by reference to Exhibit 10.102 to Annual Report on Form 10-K filed with the SEC on January 6, 2015

10.51	Clinical Study Collaboration Agreement between Advaxis, Inc and Incyte Corporation. Dated February 10, 2015. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on February 12, 2015.

10.52‡	Amendment No. 1, dated as of April 17, 2015, to the Employment Agreement by and between Advaxis, Inc and David J. Mauro. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the SEC on June 15, 2015.

10.53‡	Amendment No. 2, dated as of April 17, 2015, to the Employment Agreement by and between Advaxis, Inc and Sara M. Bonstein. Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed with the SEC on June 15, 2015.

10.54‡	Amendment No. 3, dated as of April 17, 2015, to the Employment Agreement by and between Advaxis, Inc and Daniel J. O’Connor. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed with the SEC on June 15, 2015.

10.55‡	Amendment No. 3, dated as of April 17, 2015, to the Employment Agreement by and between Advaxis, Inc and Gregory T. Mayes. Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed with the SEC on June 15, 2015.

10.56‡	Amendment No. 3, dated as of April 17, 2015, to the Employment Agreement by and between Advaxis, Inc and Robert G. Petit. Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed with the SEC on June 15, 2015.

10.57***	Exclusive License Agreement, dated August 25, 2015, by and between Advaxis, Inc. and Knight Therapeutics, Inc.

10.58

Securities Purchase Agreement, dated as of August 25, 2015, between Advaxis, Inc., Knight Therapeutics Inc., and Sectoral Asset Management. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on August 28, 2015.

10.59‡*	Amendment No. 4, dated as of December 31, 2015, to the Employment Agreement by and between Advaxis, Inc and Robert G. Petit.

10.60‡*	Amendment No. 3, dated as of December 31, 2015, to the Employment Agreement by and between Advaxis, Inc and Sara M. Bonstein.

10.61‡*	Amendment No. 4, dated as of December 31, 2015, to the Employment Agreement by and between Advaxis, Inc and Daniel J. O’Connor.

10.62‡*	Amendment No. 4, dated as of December 31, 2015, to the Employment Agreement by and between Advaxis, Inc and Gregory T. Mayes.

Exhibit Number	Description of Exhibits

14.1	Code of Business Conduct and Ethics dated July 9, 2014. Incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K filed with the SEC on July 10, 2014.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

***	Filed herewith. Confidential treatment requested under 17 C.F.R. §§200.80(b)(4) and Rule 24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been provided separately to the SEC pursuant to the confidential treatment request.

‡	Denotes management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Princeton, Mercer County, State of New Jersey, on this 8th day of January 2016.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	Title	DATE

/s/ Daniel J. O’Connor
Daniel J. O’Connor	President, Chief Executive Officer and Director	January 8, 2016
(Principal Executive Officer)

/s/ Sara Bonstein
Sara Bonstein	Chief Financial Officer, Senior Vice President	January 8, 2016
(Principal Financial and Accounting Officer)

/s/ David Sidransky
David Sidransky	Chairman of the Board	January 8, 2016

/s/ James Patton
James Patton	Vice Chairman of the Board	January 8, 2016

/s/ Richard Berman
Richard Berman	Director	January 8, 2016

/s/ Thomas McKearn
Thomas McKearn	Director	January 8, 2016

/s/ Samir Khleif
Samir Khleif	Director	January 8, 2016

/s/ Roni Appel
Roni Appel	Director	January 8, 2016

/s/ Thomas Ridge
Thomas Ridge	Director	January 8, 2016

ADVAXIS, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

Advaxis, Inc.

We have audited the accompanying balance sheets of Advaxis, Inc. (the “Company”) as of October 31, 2015 and 2014, and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advaxis, Inc as of October 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Advaxis, Inc.’s internal control over financial reporting as of October 31, 2015, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and our report dated January 8, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum llp
Marcum llp
New York, NY
January 8, 2016

ADVAXIS, INC.

BALANCE SHEETS

	October 31,
	2015	2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$66,561,683	$17,606,860
Investments – Held-to-Maturity	45,594,495	-
Interest Receivable	145,299	-
Prepaid Expenses	338,841	182,978
Income Tax Receivable	1,609,349	1,731,317
Deferred Expenses - Current	749,790	964,724
Other Current Assets	15,116	8,182
Total Current Assets	115,014,573	20,494,061

Property and Equipment (net of accumulated depreciation)	1,087,244	77,369
Intangible Assets (net of accumulated amortization)	3,355,033	2,767,945
Other Assets	148,843	38,438

TOTAL ASSETS	$119,605,693	$23,377,813

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$696,117	$1,411,058
Accrued Expenses	3,191,941	1,241,796
Short-term Convertible Notes and Fair Value of Embedded Derivative	29,549	62,882
Total Current Liabilities	3,917,607	2,715,736

Common Stock Warrant Liability	89,211	32,091
Total Liabilities	4,006,818	2,747,827

Commitments and Contingencies – Note 11

Shareholders’ Equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; Series B Preferred Stock; 0 shares issued and outstanding at October 31, 2015 and 2014. Liquidation preference of $0 at October 31, 2015 and 2014.	-	-
Common Stock - $0.001 par value; 45,000,000 shares authorized, 33,591,882 shares issued and 33,574,963 shares outstanding at October 31, 2015 and 19,630,139 shares issued and outstanding at October 31, 2014.	33,592	19,630
Additional Paid-In Capital	249,807,303	107,601,493
Treasury Stock, at cost, 16,919 shares at October 31, 2015 and 0 shares October 31, 2014	(187,761)	-
Accumulated Deficit	(134,054,259)	(86,991,137)
Total Shareholders’ Equity	115,598,875	20,629,986
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$119,605,693	$23,377,813

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

Statements of Operations

	Year Ended October 31,
	2015	2014

Revenue	$-	$1,000,000
Research and Development Expenses	24,220,610	8,687,168
General and Administrative Expenses	24,450,047	11,851,410
Total Operating Expenses	48,670,657	20,538,578

Loss from Operations	(48,670,657)	(19,538,578)

Other Income (Expense):
Interest Income	114,219	36,305
Net Changes in Fair Value of Derivative Liabilities	(48,950)	619,089
Other Income (Expense), Net	(35,079)	990
Net Loss Before Income Tax Benefit	(48,640,467)	(18,882,194)

Income Tax Benefit	1,609,349	2,356,880

Net Loss	$(47,031,118)	$(16,525,314)

Net Loss per Common Share, Basic and Diluted	$(1.68)	$(0.97)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	28,026,197	17,106,577

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at October 31, 2013	-	$-	13,719,861	$13,720	$88,454,245	-	$-	$(70,465,823)	$18,002,142
Stock compensation to employees, directors and consultants			501,651	502	3,839,202				3,839,704
Tax withholdings paid related to net share settlement of equity awards					(959,425)				(959,425)
Common Stock issued upon exercise of warrants			50	-	250				250
Common Stock issued to consultants			247,218	247	1,551,186				1,551,433
Issuance of shares to employees under ESPP Plan			2,110	2	6,249				6,251
Issuance of shares to investors under stock purchase agreements			467,249	467	2,033,670				2,034,137
Advaxis Public Offering			4,692,000	4,692	12,676,116				12,680,808
Net Loss								(16,525,314)	(16,525,314)
Balance at October 31, 2014	-	$-	19,630,139	$19,630	$107,601,493	-	$-	$(86,991,137)	$20,629,986
Stock compensation to employees, directors and consultants			789,438	790	16,667,800				16,668,590
Tax withholdings paid related to net share settlement of equity awards					(1,375,979)				(1,375,979)
Treasury stock purchased to pay employee withholdings on equity awards						(114,445)	(1,388,086)		(1,388,086)
Treasury shares sold to pay for employee tax withhholdings on equity awards					16,273	97,526	1,200,325	(32,004)	1,184,594
Common Stock issued upon exercise of options			65,167	65	58,335				58,400
Common Stock issued upon exercise of warrants			691,268	691	2,341,758				2,342,449
Common Stock issued to consultants			378,538	379	4,707,061				4,707,440
Conversion of notes payable into common stock			4,104	4	39,928				39,932
Issuance of shares to employees under ESPP Plan			7,063	7	28,784				28,791
Advaxis registered direct offerings			8,806,165	8,806	63,046,722				63,055,528
Advaxis Public Offering			3,220,000	3,220	56,675,128				56,678,348
Net Loss								(47,031,118)	(47,031,118)
Balance at October 31, 2015	-	$-	33,591,882	$33,592	$249,807,303	(16,919)	$(187,761)	$(134,054,259)	$115,598,875

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

Statement of Cash Flows

	Year ended October 31,
	2015	2014
OPERATING ACTIVITIES
Net Loss	$(47,031,118)	$(16,525,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges to consultants and employees for options and stock	21,431,030	5,365,610
Non-cash interest expense	-	51
Loss (Gain) on change in value of warrants and embedded derivative	48,950	(619,089)
Warrant expense	8,170	4,446
(Gain) on disposal of property and equipment	(10,000)	-
Loss on write-off of intangible assets	28,480	-
Settlement expense	-	34,125
Employee Stock Purchase Plan	28,791	6,251
Depreciation expense	59,033	27,611
Amortization expense of intangibles	206,357	175,686
Amortization of premium on held-to-maturity investments	60,608	-
Debt conversion expense	6,599	-
(Gain) on note retirement	-	(6,243)
Change in operating assets and liabilities:
Interest receivable	(145,299)	-
Prepaid expenses	(155,863)	(151,723)
Taxes receivable	121,968	(1,731,317
Other current assets	8,066	-
Deferred expenses	214,934	(617,676
Security deposit	(110,405)
Accounts payable and accrued expenses	1,094,155	(1,948,987)
Interest payable	-	(98,192)
Net cash used in operating activities	(24,135,544)	(16,084,761)

INVESTING ACTIVITIES
Investments in held to maturity investments	(45,655,103)	-
Purchase of property and equipment	(972,859)	(24,595)
Cost of intangible assets	(821,925)	(415,080)
Net cash used in Investing Activities	(47,449,887)	(439,675)

FINANCING ACTIVITIES
Repayment of Officer Loan	-	(64,926)
Proceeds from exercise of options	58,400	-
Proceeds from the exercise of warrants	2,342,449	250
Net proceeds of issuance of Common Stock	119,733,876	14,580,808
Tax withholdings paid related to net share settlement of equity awards	(1,375,979)	(936,898)
Treasury stock purchased to pay employee withholdings on equity awards	(1,388,086)	-
Treasury shares sold to pay for employee tax withholdings on equity awards	1,169,594	-
Net cash provided by Financing Activities	120,540,254	13,579,234
Net increase (decrease) in Cash and Cash Equivalents	48,954,823	(2,945,202)
Cash and Cash Equivalents at beginning of year	17,606,860	20,552,062
Cash and Cash Equivalents at end of year	$66,561,683	$17,606,860

The accompanying notes should be read in conjunction with the financial statements.

Supplemental Disclosures of Cash Flow Information

	Year Ended October 31,
	2015		2014
Cash paid for Interest	$		$103,445
Cash paid for Taxes		$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities

	Year Ended October 31,
	2015	2014
Accounts Payable and Accrued Expenses settled with Common Stock	$-	$103,012
Conversion of notes payable into Common Stock	$39,932	$-
Sale of treasury shares pending settlement	$15,000	$-

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Advaxis, Inc. (“Advaxis” or the “Company”) is a clinical stage biotechnology company focused on the discovery, development and commercialization of proprietary Lm-LLO cancer immunotherapies. These immunotherapies are based on a platform technology that utilizes live attenuated Listeria monocytogenes (“Lm” or “Listeria”) bioengineered to secrete antigen/adjuvant fusion proteins. These Lm-LLO strains are believed to be a significant advancement in immunotherapy as they integrate multiple functions into a single immunotherapy as they access and direct antigen presenting cells to stimulate anti-tumor T-cell immunity, stimulate and activate the immune system with the equivalent of multiple adjuvants, and simultaneously reduce tumor protection in the tumor microenvironment to enable the T-cells to eliminate tumors.

Axalimogene filolisbac (ADXS-HPV) is our lead Lm-LLO immunotherapy product candidate for the treatment of Human Papilloma Virus (“HPV”) associated cancers. The Company completed a randomized Phase 2 study in 110 patients with recurrent cervical cancer that was shown to have a manageable safety profile, apparent improved survival and objective tumor responses. In addition, the Gynecologic Oncology Group (“GOG”), now part of NRG Oncology, is conducting a cooperative group sponsored Phase 2 open-label clinical study of axalimogene filolisbac in patients with persistent or recurrent cervical cancer with documented disease progression. The study, known as GOG-0265, has successfully completed its first stage and has met the predetermined safety and efficacy criteria required to proceed into the second stage of patient recruitment. The Company plans to advance this immunotherapy into a registrational clinical trial for the treatment of women with high-risk locally advanced cervical cancer.

Axalimogene filolisbac has received United States Food and Drug Administration (“FDA”) orphan drug designation for three HPV-associated cancers: cervical, head and neck, and anal cancer, and has received European Medicines Agency (“EMA”) orphan drug designation for anal cancer. It is being evaluated in Company-sponsored trials executed under an Investigational New Drug (“IND”) which include the following: i) a Phase 1/2 clinical trial alone and in combination with MedImmune, LLC’s (“MedImmune”) investigational anti-PD-L1 immune checkpoint inhibitor, durvalumab (MEDI4736), in patients with previously treated metastatic cervical cancer and HPV-associated head and neck cancer; ii) a Phase 2 multi-center, open-label study alone and in combination with Incyte Corporation’s (“Incyte”) investigational oral indoleamine 2,3-dioxygenase 1 (IDO1) inhibitor, epacadostat (INCB24360) in patients with Stage I-IIa cervical cancer; iii) a Phase 1/2 study evaluating higher doses and repeat cycles of axalimogene filolisbac in patients with recurrent cervical cancer; iv) a single arm Phase 2 monotherapy study in patients with metastatic anal cancer; and v) a Phase 2 study in collaboration with and funded by Global BioPharma Inc. (“GBP”), under a development and commercialization license agreement applicable to Asia, of axalimogene filolisbac in HPV-associated non-small cell lung cancer. In addition to the Company-sponsored trials, axalimogene filolisbac is also being evaluated in three ongoing investigator-initiated clinical trials as follows: locally advanced cervical cancer (GOG-0265), head and neck cancer (Mount Sinai), and anal cancer (Brown University).

ADXS-PSA is the Company’s Lm-LLO immunotherapy product candidate designed to target the Prostate Specific Antigen (“PSA”) associated with prostate cancer. This Phase 1/2 clinical trial is alone and in combination with KEYTRUDA® (pembrolizumab), Merck & Co.’s (“Merck”) humanized monoclonal antibody against PD-1, in patients with previously treated metastatic castration-resistant prostate cancer.

ADXS-HER2 is the Company’s Lm-LLO immunotherapy product candidate designed for the treatment of Human Epidermal Growth Factor Receptor 2 (“HER2”) expressing cancers, including human and canine osteosarcoma, breast, gastric and other cancers. This Phase 1b clinical trial is in patients with metastatic HER2 expressing solid tumors. We received orphan drug designation from both the FDA and EMA for ADXS-HER2 in osteosarcoma. Clinical research with ADXS-HER2 in canine osteosarcoma is being developed by our pet therapeutic partner, Aratana Therapeutics Inc. (“Aratana”), who holds exclusive rights to develop and commercialize ADXS-HER2 and three other Lm-LLO immunotherapies for pet health applications. Aratana has announced that a product license application for use of ADXS-HER2 in the treatment of canine osteosarcoma has been filed with the United States Department of Agriculture (“USDA”). Aratana received communication from the USDA in March 2015 stating that the previously submitted efficacy data for product licensure for AT-014 (ADXS-HER2), the cancer immunotherapy for canine osteosarcoma, was accepted and that it provides a reasonable expectation of efficacy that supports conditional licensure. While additional steps need to be completed, including in the areas of manufacturing and safety, Aratana anticipates that AT-014 could receive conditional licensure from the USDA in 2016.

In October of 2015, the Company received notification from the FDA that the INDs for axalimogene filolisbac were put on clinical hold in response to its submission of a safety report to the FDA. The clinical hold also included the INDs for ADXS-PSA and ADXS-HER2. Following discussions with the FDA and in accordance with their recommendations, the Company agreed to implement certain risk mitigation measures, including revised study protocol inclusion / exclusion criteria, post-administration antibiotic treatment and patient surveillance and monitoring measures. In December 2015, the FDA notified the Company that the hold has been lifted with respect to its INDs.

The Company has focused its development efforts on understanding its platform technology and establishing a drug development pipeline that incorporates this technology into therapeutic cancer immunotherapies, with clinical trials currently targeting HPV-associated cancer (cervical cancer, head and neck cancer and anal cancer), prostate cancer, and HER2-expressing cancers. Although no immunotherapies have been commercialized to date, the Company continues to invest in research and development to advance the technology and make it available to patients with many different types of cancer. Pipeline development and the further exploration of the technology for advancement entails risk and expense. The Company anticipates that its ongoing operational costs will increase significantly as it continues conducting and expanding its clinical development program. In addition to its existing single antigen vectors that target one tumor associated antigen, the Company is actively engaged in the development of new constructs that will address multiple targets that are common to tumor types, as well as mutation-associated neo-epitopes that are specific to an individual patient’s tumor. Lastly, the Company is developing certain internal capabilities to produce supplies for its neoepitope and its other programs.

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

The Company believes its current cash position is sufficient to fund its business plan approximately through calendar year end 2017. The estimate is based on assumptions that may prove to be wrong, and the Company could use available capital resources sooner than currently expected. Because of the numerous risks and uncertainties associated with the development and commercialization of its product candidates, the Company is unable to estimate the amount of increased capital outlays and operating expenses associated with completing the development of its current product candidates.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) involves the use of estimates and assumptions that affect the recorded amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ substantially from these estimates. Significant estimates include the fair value and recoverability of the carrying value of intangible assets (patents and licenses), the fair value of investments, the fair value of options, the fair value of embedded conversion features, warrants and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, based on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from estimates.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net loss.

Revenue Recognition

The Company derived all of its revenue in 2014 from patent licensing. In general, these revenue arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company. The intellectual property rights granted may be perpetual in nature, or upon the final milestones being met, or can be granted for a defined, relatively short period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for an additional minimum upfront payment. The Company recognizes licensing fees when there is persuasive evidence of a licensing arrangement, fees are fixed or determinable, delivery has occurred and collectability is reasonably assured.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of October 31, 2015 and October 31, 2014, the Company had approximately $62.8 million and $17.5 million in cash equivalents.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts (checking) that at times exceed federally insured limits. Approximately $63.9 million is subject to credit risk at October 31, 2015. However, these cash balances are maintained at creditworthy financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Investments

Investment securities at October 31, 2015 consist of certificates of deposit, domestic governmental agency loans, and U.S. treasury notes. The Company classifies these securities as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method.

A decline in the market value of any investment security below cost, that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to operations and a new cost basis for the security is established. Other-than-temporary impairment charges are included in Other Income (Expense), net. The Company did not recognize any impairment charges during the year ended October 31, 2015. Interest income is recognized when earned.

Deferred Expenses

Deferred Expenses consist of advanced payments made on research and development projects. Amortization is provided for on a straight-line basis over the periods of the underlying research and development contracts ranging from six months to five years and is charged to Research and Development Expense in the Statement of Operations.

Property and Equipment

Property and equipment consists of computer equipment, laboratory equipment, furniture and fixtures and leasehold improvements and is stated at cost. Depreciation and amortization is provided for on the straight-line basis over the estimated useful lives of the respective asset ranging from three to 10 years. Leasehold Improvements are amortized over the lesser of the asset’s economic life or the lease term. Expenditures for maintenance and repairs that do not materially extend the useful lives of the respective assets are charged to expense as incurred. The cost and accumulated depreciation of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

Intangible Assets

Intangible assets primarily consist of legal and filing costs associated with obtaining patents and licenses and are amortized on a straight-line basis over their remaining useful lives which are estimated to be 20 years from the effective dates of the University of Pennsylvania (Penn) License Agreements, beginning in July 1, 2002. These legal and filing costs are invoiced to the Company through Penn and its patent attorneys.

Management has reviewed its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable and its carrying amount exceeds its fair value, which is based upon estimated undiscounted future cash flows. Net assets are recorded on the balance sheet for patents and licenses related to axalimogene filolisbac, ADXS-PSA and ADXS-HER2 and other products that are in development. However, if a competitor were to gain FDA approval for a treatment before Advaxis or if future clinical trials fail to meet the targeted endpoints, the Company would likely record an impairment related to these assets. In addition, if an application is rejected or fails to be issued, the Company would record an impairment of its estimated book value.

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

	As of October 31,
	2015	2014
Warrants	3,241,466	4,158,092
Stock Options	1,981,939	467,968
Convertible Debt (using the if-converted method)	1,576	3,354
Total	5,224,981	4,629,414

Research and Development Expenses

Research and development costs are expensed as incurred and include but are not limited to clinical trial and related manufacturing costs, payroll and personnel expenses, lab expenses, and related overhead costs.

Stock Based Compensation

The Company has an equity plan which allows for the granting of stock options to its employees, directors and consultants for a fixed number of shares with an exercise price equal to the fair value of the shares at date of grant. The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally measured based on contractual terms. The fair value amount is then recognized over the requisite service period, usually the vesting period, in both research and development expenses and general and administrative expenses on the statement of operations, depending on the nature of the services provided by the employees or consultants.

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

Treasury Stock

The Company accounts for repurchases of common stock and shares withheld in lieu of taxes when restricted stock vests using the cost method with common stock in treasury classified in the balance sheet as a reduction in stockholders’ equity.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. Amendments in this ASU create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is the final version of Proposed ASU 2011-230—Revenue Recognition (Topic 605) and Proposed ASU 2011–250—Revenue Recognition (Topic 605): Codification Amendments, both of which have been deleted. The amendments in this ASU are effective for the Company for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the effects of ASU 2014-09 on the consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect that this guidance will have a material impact on its financial position, results of operations or cash flows.

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

3. INVESTMENTS

The following table summarizes the Company’s investment securities at amortized cost as of October 31, 2015:

	October 31, 2015
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Certificates of Deposit	$12,628,880	$-	$-	$12,628,880
Domestic Governmental Agency Loans	27,951,633	5,827	5,979	27,951,481
U.S Treasury Notes	5,013,982	700	262	5,014,420
Total short-term investment securities	$45,594,495	$6,527	$6,241	$45,594,781

All of the Company’s investments mature within the next 12 months.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	October 31,
	2015	2014
Leasehold Improvements	$237,209	$-
Laboratory Equipment	532,249	250,456
Furniture and Fixtures	331,500	72,554
Computer Equipment	48,745	10,717
Construction in Progress	80,538	-
Total Property and Equipment	1,230,241	333,727
Accumulated Depreciation and Amortization	(142,997)	(256,358)
Net Property and Equipment	$1,087,244	$77,369

Depreciation expense for the years ended October 31, 2015 and 2014 was $59,033 and $27,611, respectively.

5. INTANGIBLE ASSETS

Under the University of Pennsylvania (“Penn”) license agreements, the Company is billed actual patent expenses as they are passed through from Penn and are billed directly from the Company’s patent attorney. The following is a summary of intangible assets as of the end of the following fiscal periods:

	October 31,
	2015	2014
License	$651,992	$651,992
Patents	3,898,493	3,111,624
Total intangibles	4,550,485	3,763,616
Accumulated Amortization	(1,195,452)	(995,671)
Net Intangible Assets	$3,355,033	$2,767,945

The expirations of the existing patents range from 2015 to 2030 but the expirations can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. Patent applications having a net book value of $28,480 and $- were abandoned and were charged to Other Income (Expense), Net in the statement of operations for the years ended October 31, 2015 and 2014, respectively. Amortization expense for licensed technology and capitalized patent cost is included in general and administrative expenses and aggregated $206,357 and $175,686 for the years ended October 31, 2015 and 2014.

Estimated amortization expense for the next five years is as follows:

Year ending October 31,
2016	$221,000
2017	$221,000
2018	$221,000
2019	$221,000
2020	$221,000

6. ACCRUED EXPENSES:

The following table represents the major components of accrued expenses:

	October 31,
	2015	2014
Salaries and other compensation	$1,698,371	$890,069
Vendors	1,000,579	121,200
Professional Fees	272,058	208,000
Withholding taxes payable	220,933	22,527
Total Accrued Expenses	$3,191,941	$1,241,796

7. CONVERTIBLE NOTES AND FAIR VALUE OF EMBEDDED DERIVATIVE

Junior Subordinated Convertible Promissory Notes

The Company refers to all Junior Subordinated Convertible Promissory Notes as “Bridge Notes.”

The Bridge Notes are convertible into shares of the Company’s Common Stock at a fixed exercise price. As of October 31, 2015 and 2014, the Company had approximately $30,000 and $63,000 in principal outstanding on its junior subordinated convertible promissory notes that are currently overdue and are recorded as current liabilities on the Company’s balance sheet at October 31, 2015 and 2014, respectively.

During February 2015, the Company induced certain noteholders to convert their convertible promissory notes into common shares by offering conversion prices at a $1.61 discount from the market price of the common stock. In total, $33,333 of promissory notes were converted into 4,104 shares of common stock. In connection with the note conversions, the Company recorded a debt conversion expense of $6,599 in the accompanying statement of operations

Embedded Derivative Liability

The Company has convertible features (known as “Embedded Derivatives”) in its outstanding convertible promissory note. The Embedded Derivatives are recorded as liabilities at issuance. These Embedded Derivatives are valued using the BSM and are subject to revaluation at each reporting date. Any change in fair value between reporting periods will be reported on the statement of operations.

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

At October 31, 2015 and October 31, 2014, the fair value of the Embedded Derivative Liability was $0 as the related notes were paid off, converted or reached maturity.

8. COMMON STOCK PURCHASE WARRANTS AND WARRANT LIABILITY

Warrants

As of October 31, 2015, there were outstanding warrants to purchase 3,241,466 shares of the Company’s Common Stock with exercise prices ranging from $2.76 to $18.75 per share. Information on the outstanding warrants is as follows:

Type	Exercise Price	Amount	Expiration Date	Type of Financing
Common Stock Purchase Warrant	$18.75	7,902	January 2016	December 2011 Convertible Debt Financing
Common Stock Purchase Warrant	$10.63	13,333	May 2017	May 2012 Convertible Debt Financing
Common Stock Purchase Warrant	$18.75	376	N/A	Vendor & Other
Common Stock Purchase Warrant	$10.63-18.75	3,172	November 2015 – May 2017	Placement Agent – Convertible Debt Financing
Common Stock Purchase Warrant	$5.00	20,392	October 2018	Former Officer
Common Stock Purchase Warrant	$2.76-5.52	122,661	December 2015 – March 2024	Stock Purchase Agreement
Common Stock Purchase Warrant	$18.75	1,778	August 2017	August – September 2012 Convertible Promissory Notes
Common Stock Purchase Warrant	$5.00	3,043,477	October 2018	Advaxis Public Offering
Common Stock Purchase Warrant	$3.75-5.00	28,375	October 2018 – March 2019	Representative – Advaxis Public Offering
	Grand Total	3,241,466

As of October 31, 2014, there were outstanding warrants to purchase 4,158,092 shares of the Company’s Common Stock with exercise prices ranging from $2.76 to $21.25 per share. Information on the outstanding warrants is as follows:

Type	Exercise Price	Amount	Expiration Date	Type of Financing
Common Stock Purchase Warrant	$18.75	28,632	May 2015	May 2011 Convertible Debt Financing
Common Stock Purchase Warrant	$18.75	10,059	October 2015	Oct 2011 Convertible Debt Financing
Common Stock Purchase Warrant	$18.75	17,706	May 2015 – January 2016	December 2011 Convertible Debt Financing
Common Stock Purchase Warrant	$18.75	13,333	May 2017	May 2012 Convertible Debt Financing
Common Stock Purchase Warrant	$7.77-21.25	112,460	December 2014 – April 2015	Bridge Notes
Common Stock Purchase Warrant	$18.75	376	N/A	Vendor & Other
Common Stock Purchase Warrant	$10.625-18.75	7,855	January 2015 – May 2017	Placement Agent – Convertible Debt Financing
Common Stock Purchase Warrant	$5.00	20,392	October 2018	Former Officer
Common Stock Purchase Warrant	$4.90	30,154	September 2015	Consultant
Common Stock Purchase Warrant	$2.76-5.52	277,055	December 2015 – March 2024	Stock Purchase Agreement
Common Stock Purchase Warrant	$5.625-18.75	13,095	October 2015 – August 2017	August – September 2012 Convertible Promissory Notes
Common Stock Purchase Warrant	$5.00	3,306,200	October 2018	Advaxis Public Offering
Common Stock Purchase Warrant	$3.75-5.00	320,775	October 2018 – March 2019	Representative – Advaxis Public Offering
	Grand Total	4,158,092

A summary of changes in warrants for the years ended October 31, 2015 and 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value
Outstanding and Exercisable Warrants at October 31, 2013	4,265,262	$6.71	4.22	$22,208
Issued	412,693	4.97
Exercised	(50)	5.00
Expired	(519,813)	15.01
Outstanding and Exercisable Warrants at October 31, 2014	4,158,092	$5.43	3.94	$9,518
Issued	2,361	7.20
Exercised *	(769,349)	5.12
Expired	(149,638)	14.61
Outstanding and Exercisable Warrants at October 31, 2015	3,241,466	$5.07	2.90	$19,588,099

* Includes the cashless exercise of 300,376 warrants that resulted in the issuance of 222,295 shares of common stock.

At October 31, 2015, the Company had approximately 3.22 million of its total 3.24 million outstanding warrants classified as equity (equity warrants). At October 31, 2014, the Company had approximately 4.04 million of its total 4.16 million outstanding warrants classified as equity (equity warrants). At issuance, equity warrants are recorded at their relative fair values, using the Relative Fair Value Method, in the shareholders equity section of the balance sheet. The Company’s equity warrants can only be settled through the issuance of shares and are not subject to anti-dilution provisions.

Warrant Liability

At October 31, 2015, the Company had approximately 18,000 of its total 3.24 million outstanding warrants classified as liability warrants (Common Stock warrant liability). At October 31, 2014, the Company had approximately 123,000 of its total 4.16 million outstanding warrants classified as liability warrants (Common Stock warrant liability). All of these liability warrants at October 31, 2015 and October 31, 2014 were outstanding. The Company utilizes the BSM to calculate the fair value of these warrants at issuance and at each subsequent reporting date. For those warrants with exercise price reset features (anti-dilution provisions), the Company computes multiple valuations, each quarter, using an adjusted BSM, to account for the various possibilities that could occur due to changes in the inputs to the BSM as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). The Company effectively weights each calculation based on the likelihood of occurrence to determine the value of the warrants at the reporting date. At October 31, 2015, none of the 18,000 liability warrants are subject to weighted-average anti-dilution provisions. At October 31, 2014, approximately 60,000 of the 123,000 liability warrants are subject to weighted-average anti-dilution provisions. A certain number of liability warrants contain a cash settlement provision in the event of a fundamental transaction (as defined in the Common Stock purchase warrant). Any changes in the fair value of the warrant liability (i.e. - the total fair value of all outstanding liability warrants at the balance sheet date) between reporting periods will be reported on the statement of operations.

At October 31, 2015 and October 31, 2014, the fair value of the warrant liability was $89,211 and $32,091, respectively. For the twelve months ended October 31, 2015 and 2014, the Company reported a loss of $48,950 and income of $619,089, respectively, due to changes in the fair value of the warrant liability.

In fair valuing the warrant liability, at October 31, 2015 and October 31, 2014, the Company used the following inputs in its BSM:

	10/31/2015	10/31/2014

Exercise Price	$10.63-18.75	$2.76-21.25
Stock Price	$11.09	$3.18
Expected Term	1.52-1.76 years	0.01-2.76 years
Volatility %	93.87%-95.00%	55.41% -129.38%
Risk Free Rate	.075%	.01%-1.62%

Exercise of Warrants

During the twelve months ended October 31, 2015, accredited investors exercised 769,349 warrants at a weighted average exercise price of $5.12, resulting in net proceeds to the Company of $2,342,449.

During the twelve months ended October 31, 2014, an accredited investor exercised 50 warrants at an exercise price of $5.00, resulting in net proceeds to the Company of $250.

Expiration of Warrants

During the twelve months ended October 31, 2015, the Company had 62,430 warrants with anti-dilution provisions, and 87,208 warrants, with no such anti-dilution provisions, expired unexercised.

During the twelve months ended October 31, 2014, the Company had 179,666 warrants with anti-dilution provisions, and 340,147 warrants, with no such anti-dilution provisions, expired unexercised.

Warrants with anti-dilution provisions

Some of the Company’s warrants contained anti-dilution provisions originally set at an exercise price of $25.00 with a term of five years. As of October 31, 2015, all of these warrants had expired. As of October 31, 2014, these warrants had an exercise price of approximately $7.71. If the Company had issued any Common Stock, except for exempt issuances as defined in the warrant agreement, for consideration less than the exercise price, then the exercise price and the amount of warrant shares available would have been adjusted to a new price and amount of shares per the “weighted average” formula included in the warrant agreement. For the twelve months ended October 31, 2015, this anti-dilution provision required the Company to issue approximately 2,400 additional warrant shares, and the exercise price to be lowered to $7.20.

For those warrants with exercise price reset features (anti-dilution provisions), the Company computed multiple valuations, each quarter, using an adjusted BSM, to account for the various possibilities that could occur due to changes in the inputs to the BSM as a result of contractually-obligated changes (for example, changes in strike price to account for down-round provisions). The Company utilized different exercise prices of $7.20 and $6.00, weighting the possibility of warrants being exercised at $7.20 between 40% and 50% and warrants being exercised at $6.00 between 50% and 60%.

9. SHARE BASED COMPENSATION

Amendments

On March 30, 2015, the Board of Directors adopted, subject to stockholder approval at the Annual Meeting, the Advaxis, Inc. 2015 Incentive Plan (the “2015 Plan”). The 2015 Plan became effective on May 27, 2015 when it was approved by the Company’s stockholders at the 2015 Annual Meeting. The 2015 Plan serves as the successor to the Advaxis, Inc. 2011 Omnibus Incentive Plan (the “Prior Plan”). Effective May 27, 2015, all future equity awards were made from the 2015 Plan, and no additional awards will be granted under the Prior Plan. Subject to proportionate adjustment in the event of stock splits and similar events, the aggregate number of shares of Common Stock that may be issued under the 2015 Plan is 3,600,000 shares, plus a number of additional shares (not to exceed 650,000) underlying awards outstanding as of the effective date of the 2015 Plan under the Prior Plan that thereafter terminate or expire unexercised, or are cancelled, forfeited or lapse for any reason. As of October 31, 2015, there were 2,134,468 shares available for issuance under the 2015 Plan.

At the Annual Meeting of Stockholders of the Company held on July 9, 2014, the stockholders ratified and approved an amendment to the Company’s 2011 Omnibus Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan from 520,000 shares to 2,120,000 shares. Furthermore, the stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the total number of authorized shares of common stock from 25,000,000 shares of common stock to 45,000,000 shares of common stock.

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

	ANNUALIZED
	Annual Amount	For the Year Ended October 31, 2015
	to be Purchased	Gross Purchase		Net Purchase
Executive	$	$	# of shares	$	# of shares
Daniel J. O’Connor	$89,064	$88,840	8,482	$76,451	7,556
David J. Mauro	$16,531	$16,491	1,591	$12,729	1,252
Gregory T. Mayes	$23,477	$23,312	2,180	$18,740	1,781
Robert G. Petit	$25,225	$25,220	2,443	$19,000	1,886
Sara M. Bonstein	$19,734	$19,597	1,837	$15,662	1,473

For the twelve months ended October 31, 2015, the Company recorded stock compensation expense of $206,192 for the portion of management salaries paid in stock, representing 19,145 shares of its Common Stock (16,090 shares on a net basis after employee payroll taxes).

For the twelve months ended October 31, 2014, the Company recorded stock compensation expense of $128,271 for the portion of management salaries paid in stock, representing 40,320 shares of its Common Stock (31,026 shares on a net basis after employee payroll taxes).

From 2013 to present, in addition to the purchases of Common Stock set forth in the above table, Mr. O’Connor has also purchased an additional 146,616 shares of Common Stock out of his personal funds at the then market price for an aggregate consideration of $588,294. These purchases consisted of the conversion of amounts due to Mr. O’Connor under a promissory note given by Mr. O’Connor to the Company in 2012 of $66,500 for 21,091 shares, 2013 base salary which he elected to receive in Common Stock of a $186,555 for 34,752 shares (21,489 on a net basis after employee payroll taxes), 2013 and 2014 cash bonuses voluntarily requested to receive in equity of $214,359 for 62,064 shares (57,990 on a net basis after employee payroll taxes), fiscal 2014 voluntary request to purchase stock directly from the Company at market price purchases of $68,750 for 15,950 shares, and purchases of the Company’s Common Stock in the October 2013 and March 2014 public offerings of 13,500 shares for $54,000 and 3,333 shares for $10,000.

For the twelve months ended October 31, 2015, executive officers received a portion of their year-end performance bonus (with a total fair value of approximately $418,000) in the aggregate amount of 125,411 shares of the Company’s Common Stock (98,603 on a net basis after employee payroll taxes).

For the twelve months ended October 31, 2014, executive officers received a portion of their year-end performance bonus (with a total fair value of approximately $129,000) in the aggregate amount of 31,845 shares of the Company’s Common Stock (21,389 on a net basis after employee payroll taxes).

Restricted Stock Units (RSUs)

A summary of the Company’s RSU activity and related information for the twelve months ended October 31, 2015 and 2014 is as follows:

	Number of	Weighted-Average
	RSUs	Grant Date Fair Value
Balance at October 31, 2013:	112,500	$3.57
Granted	1,268,580	3.88
Vested	(547,030)	3.91
Cancelled	(42,171)	4.14
Balance at October 31, 2014:	791,879	$3.81
Granted	864,192	15.14
Vested	(583,403)	7.58
Cancelled	(3,333)	11.76
Balance at October 31, 2015	1,069,335	$10.89

The fair value as of the respective vesting dates of RSUs was approximately $7,771,000 and $1,944,000 for the twelve months ended October 31, 2015 and 2014, respectively.

As of October 31, 2015, there was approximately $10,053,000 of unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a remaining weighted average vesting period of approximately 1.26 years.

As of October 31, 2015, the aggregate intrinsic value of non-vested RSUs was approximately $217,908.

Employee Stock Awards

During the twelve months ended October 31, 2015, 487,591 shares of Common Stock (406,691 shares on a net basis after employee taxes) were issued to executives and employees related to incentive retention awards, employment inducements and employee excellence awards. Total stock compensation expense associated with these awards was $5,226,302.

Furthermore, non-executive employees were entitled to receive a performance-based year-end cash bonus. Several non-executive employees requested to be paid all or a portion of their cash bonus in the Company’s Common Stock instead of cash. During the twelve months ended October 31, 2015, the total fair value of these equity purchases were $67,671, or 20,322 shares of the Company’s Common Stock (14,300 on a net basis after employee payroll taxes).

During the twelve months ended October 31, 2014, 489,287 shares of Common Stock (280,848 shares on a net basis after employee taxes) were issued to executives and employees related to incentive retention awards, employment inducements and employee excellence awards. Total stock compensation expense associated with these awards was $1,836,143.

Director Stock Awards

During the twelve months ended October 31, 2015, 267,186 shares of Common Stock (253,754 shares on a net basis after taxes) were issued to the Directors for compensation related to board and committee membership. Total stock compensation expense to the Directors was $1,223,118.

During the twelve months ended October 31, 2014, 146,899 shares of Common Stock were issued to the Directors for compensation related to board and committee membership. Total stock compensation expense to the Directors was $614,750.

Stock Options

A summary of changes in the stock option plan for the twelve months ended October 31, 2015 and 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value

Outstanding as of October 31, 2013	467,923	$15.86	7.28	$-
Granted	36,000	4.02	9.16
Cancelled or Expired	(35,955)	8.57	-
Outstanding as of October 31, 2014	467,968	$15.51	6.34	$-
Granted	1,668,995	13.41	9.42
Exercised *	(137,667)	12.29
Cancelled or Expired	(17,357)	36.24
Outstanding as of October 31, 2015	1,981,939	$13.78	8.72	$285,330
Vested and Exercisable at October 31, 2015	711,742	$14.15	7.46	$270,556

* Includes the cashless exercise of 117,667 options that resulted in the issuance of 45,167 shares of common stock.

The following table summarizes information about the outstanding and exercisable options at October 31, 2015.

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
Exercise	Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Price Range	Outstanding	Contractual	Price	Value	Exercisable	Price	Value

$3.00 - $9.99	119,720	7.40	$8.71	$285,330	117,719	$8.79	$270,556
$10.00 - $14.99	1,621,605	9.24	$13.41	$-	403,409	$13.31	$-
$15.01 - $19.99	224,669	6.33	$18.06	$-	174,669	$18.30	$-
$20.00 - $36.00	15,945	0.45	$29.27	$-	15,945	$29.27	$-

The fair value of each option granted from the Company’s stock option plans during the years ended October 31, 2015 and 2014 was estimated on the date of grant using the Black-Scholes option-pricing model. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s Common Stock price, (ii) the periods of time over which employees and Board Directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on the Company’s Common Stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives. The Company used their own historical volatility in determining the volatility to be used. The expected term of the stock option grants was calculated using the “simplified” method in accordance with the SEC Staff Accounting Bulletin 107. The “simplified” method was used since the Company believes its historical data does not provide a reasonable basis upon which to estimate expected term and the Company does not have enough option exercise data from its grants issued to support its own estimate as a result of vesting terms and changes in the stock price. The expected dividend yield is zero as the Company has never paid dividends to common shareholders and does not currently anticipate paying any in the foreseeable future.

In determining the fair value of the stock options granted during the twelve months ended October 31, 2015 and 2014, the Company used the following inputs in its BSM:

Year Ended
	October 31, 2015	October 31, 2014

Expected Term	5-10 years	5 years
Expected Volatility	109.26%-154.54%	151.38%-171.12%
Expected Dividends	0%	0%
Risk Free Interest Rate	1.41%-2.27%	1.39%-1.72%

Total compensation cost related to the Company’s outstanding stock options, recognized in the statement of operations for twelve months ended October 31, 2015 and 2014 was approximately $9,521,000 and $920,000, respectively.

During the twelve months ended October 31, 2015, 1,668,995 options were granted with a total grant date fair value of approximately $29,014,000. During the twelve months ended October 31, 2014, 36,000 options were granted with a total grant date fair value of approximately $145,000.

During the twelve months ended October 31, 2015, options to purchase 137,667 shares of common stock were exercised, which resulted in cash proceeds of $58,400.

As of October 31, 2015, there was approximately $19,718,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 1.35 years.

As of October 31, 2015, the aggregate intrinsic value of vested and exercisable options was approximately $271,000.

Shares Issued to consultants

During the twelve months ended October 31, 2015, 378,538 shares of Common Stock valued at $4,707,440 were issued to consultants for services. The Company recorded a liability on its balance sheet for $55,000 for shares earned pursuant to consulting agreements but not delivered.

During the twelve months ended October 31, 2014, 405,603 shares of Common Stock valued at $1,551,591 were issued to consultants for services. The common stock share values were based on the dates the shares vested.

The following table summarizes share-based compensation expense included in the Statement of Operations by expense category for years ended October 31, 2015 and 2014, respectively:

	Year Ended October 31,
	2015	2014
Research and development	$6,293,791	$1,250,747
General and administrative	15,137,239	4,114,863
Total	$21,431,030	$5,365,610

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

During the twelve months ended October 31, 2015, $28,791 was withheld from employees, on an after-tax basis, in order to purchase an aggregate of 7,063 shares of Company’s Common Stock. During the twelve months ended October 31, 2014, $6,251 was withheld from employees, on an after-tax basis, in order to purchase 2,110 shares of the Company’s Common Stock. As of October 31, 2015, 22,827 shares of Company’s Common Stock remain available for issuance under the ESPP.

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

On September 10, 2015, the parties entered into a definitive confidential settlement agreement and the case was dismissed.

KCM

On August 21, 2015, Knoll Capital Management L.P. (“KCM”) filed a complaint against the Company in the Delaware Court of Chancery. The complaint alleges the existence of an oral agreement for the purchase by Knoll from the Company of 1,666,666.67 shares of Company stock at a price of $3.00 per share. KCM alleges that the Company breached this alleged agreement and seeks specific performance or, alternatively, money damages for breach of contract. KCM served the Company with the complaint on August 31, 2015, and then served an amended complaint on October 16, 2015. The Company moved to dismiss the amended complaint on October 26, 2015. A hearing on the motion to dismiss is scheduled for January 11, 2016. The Company intends to defend itself vigorously.

Numoda

On June 19, 2009, the Company entered into a master agreement, and on July 8, 2009, entered into a Project Agreement with Numoda Corporation (“Numoda”), to oversee Phase 2 clinical activity with axalimogene filolisbac for the treatment of invasive cervical cancer and cervical intraepithelial neoplasia.

On October 1, 2014, the Company filed a Complaint against Numoda seeking a declaratory judgment that, with its tender to Numoda of a check for $68,884, the Company had fully performed the parties’ Project Agreement and that Numoda was not entitled to interest, costs or attorneys’ fees thereunder or otherwise. On January 23, 2015, the Company filed an Amended Complaint against Numoda seeking an order directing Numoda to specifically perform its obligation to deliver to Advaxis all materials, information and other data generated under the parties’ Project Agreement. On February 20, 2015, Numoda filed an Answer denying liability and asserting a number of affirmative defenses. With Court approval of a stipulation of the parties, the Preliminary Conference was adjourned from May 28, 2015 until October 29, 2015. Before the Preliminary Conference occurred, the Court adjourned it without date. On November 20, 2015, the Company and Numoda reached a confidential agreement in principal, which is subject to more formal documentation, to resolve the action.

Larkin and Bono

On July 27, 2015, a derivative complaint was filed by a purported Company shareholder in the Court of Chancery of the State of Delaware against certain of the Company’s officers and directors styled Timothy Larkin v. O’Connor, et al., Case No. 11338-CB (Del. Ch. July 27, 2015). The action was brought derivatively on behalf of the Company, which is also named as a nominal defendant. On August 20, 2015, a related derivative complaint was filed by a purported Company shareholder in the United States District Court for the District of New Jersey against the same defendants styled David Bono v. O’Connor, et al., Case No. 3:15-CV-006326-FLW-DEA (D.N.J. Aug. 20, 2015). Both complaints are based on general allegations related to certain stock options granted to the individual defendants and generally allege counts for breaches of fiduciary duty and unjust enrichment. The Bono complaint alleges additional claims for violation of Section 14(a) of the Securities Exchange Act of 1934 and for waste of corporate assets. Both complaints seek damages and costs of an unspecified amount, disgorgement of compensation obtained by the individual defendants, and injunctive relief. At this early stage of each proceeding, the Company does not express any opinion as to the likely outcome, but the Company intends to defend each action vigorously. On September 30, 2015, Defendants in the Larkin action filed a Motion to Dismiss, which is currently pending. On October 27, 2015, Defendants in the Bono action filed a Motion to Dismiss the Verified Stockholder Derivative Complaint or, in the Alternative, to Stay, which is currently pending.

Clinical Trial Collaboration Agreements

Inctye

On February 10, 2015, the Company entered into a Clinical Trial Collaboration Agreement (the “Incyte Agreement”) with Incyte Corporation (“Incyte”) for the development and analysis of a combination therapy for the treatment of cervical cancer. Under the terms of the Incyte Agreement, the parties will contribute their respective compounds to be dosed in combination during the course of the study, with Incyte acting as the sponsor of the study and taking the lead role in its conduct. The Incyte Agreement is to continue in full force and effect until completion of the final study report or until earlier termination by either party. Costs for the study are to be split between the parties, and Incyte will provide us with an invoice and supporting documents of our share of the costs incurred through the end of each calendar quarter. During the year ended October 31, 2015, the Company incurred approximately $124,100 in expenses pertaining to the Incyte agreement, and such expenses were a component of research and development expenses in the statement of operations.

Merck & Co., Inc.

On August 22, 2014, the Company entered into a Clinical Trial Collaboration and Supply Agreement (the “Merck Agreement”) with Merck, pursuant to which the parties will collaborate on a Phase 1/2 dose-escalation and safety study. The Phase 1 portion of the study will evaluate the safety of our Lm-LLO based immunotherapy for prostate cancer, ADXS31-142 (the “Advaxis Compound”) as monotherapy and in combination with KEYTRUDA® (pembrolizumab), Merck’s humanized monoclonal antibody against PD-1, (the “Merck Compound”) to determine a recommended Phase 2 combination dose. The Phase 2 portion will evaluate the safety and efficacy of the Advaxis Compound in combination with the Merck Compound. Both phases of the study will be in patients with previously treated metastatic castration-resistant prostate cancer. A joint development committee, comprised of equal representatives from both parties, is responsible for coordinating all regulatory and other activities under, and pursuant to, the Merck Agreement.

Each party is responsible for their own internal costs and expenses to support the study, while we will be responsible for all third party costs of conducting the study. Merck will be responsible for manufacturing and supplying the Merck Compound. We will be responsible for manufacturing and supplying the Advaxis Compound. The Company will be the sponsor of the study and hold the IND related to the study.

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

During the years ended October 31 2015 and 2014, the Company incurred approximately $1,723,000 and $72,000, respectively, in expenses pertaining to the Merck agreement, and such expenses were a component of research and development expenses in the statement of operations.

MedImmune/AstraZeneca

On July 21, 2014, the Company entered into a Clinical Trial Collaboration Agreement (the “MedImmune Agreement”) with MedImmune, the global biologics research and development arm of AstraZeneca, pursuant to which the parties intend to initiate a Phase 1/2 clinical study in the United States to evaluate the safety and efficacy of MedImmune’s investigational anti-PD-L1 immune checkpoint inhibitor, MEDI4736, in combination with our investigational Lm-LLO cancer immunotherapy, axalimogene filolisbac , as a combination treatment for patients with advanced, recurrent or refractory cervical cancer and HPV-associated head and neck cancer. A joint steering committee, composed of equal representatives from both parties, is responsible for various matters associated with the collaboration, including protocol approval, as well as reviewing and monitoring the progress of the study.

MedImmune will be responsible for providing MEDI4736 at no cost, as well as costs related to the proprietary assays performed by MedImmune or a third party on behalf of MedImmune. We will be the sponsor of the study and be responsible for the submission of all regulatory filings to support the study, the negotiation and execution of the clinical trial agreements associated with each study site, and the packaging and labelling of the Advaxis and MedImmune product candidates to be used in the study and the costs associated therewith. For a period beginning upon the completion of the study and the receipt by MedImmune of the last final report for the study and ending one hundred twenty (120) days thereafter (unless extended), MedImmune will be granted first right to negotiate in good faith in an attempt to enter into an agreement with us with respect to the development, regulatory approval and commercialization of axalimogene filolisbac and MEDI4736 to be used in combination with each other for the treatment or prevention of cancer. Neither party is obligated to enter into such an agreement. In the event the parties do not enter an agreement and we obtain regulatory approval for axalimogene filolisbac in combination with any PD-1 antibody or PD-L1 antibody, we shall pay MedImmune a royalty obligation and one-time payment.

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

During the years ended October 31 2015 and 2014, the Company incurred approximately $1,888,000 and $50,000, respectively, in expenses pertaining to the MedImmune agreement, and such expenses were a component of research and development expenses in the statement of operations.

Office & Laboratory Lease

The Company’s corporate offices are currently located at 305 College Road East, Princeton, New Jersey 08540. On April 1, 2011, the Company entered into a sublease agreement for such office, and the agreement expired on November 29, 2015.

In May 2015, the Company signed a direct lease for an expansion area, as well as a direct lease for the existing office, lab and vivarium space upon the expiration of the sublease agreement, which is approximately 20,000 square foot of space in total in Princeton, NJ. The lease term is seven years and expires on November 30, 2022. The Company paid a security deposit of $82,426. The lease requires base annual rent of approximately $442,000 with annual increases in increments between 2% and 4% throughout the remainder of the lease. Rent expense will be recognized on a straight line basis over the term of the lease. The lease contains two options to renew for five years each.

Rent expense for the years ended October 31, 2015 and 2014 was $150,000 and $330,000, respectively.

Future minimum payments of the Company’s operating leases are as follows:

Year ended October 31,

2016	$440,208
2017	450,541
2018	468,947
2019	488,153
2020	507,359
Thereafter	1,117,949

The Company plans to continue to rent necessary offices and laboratories to support its business.

Sale of Net Operating Losses (NOLs)

The Company may be eligible, from time to time, to receive cash from the sale of its Net Operating Losses under the State of New Jersey NOL Transfer Program. In December 2015, the Company received a net cash amount of $1,609,349 from the sale of its state NOLs and research and development tax credits for the period ended October 31, 2014. In December 2014, the Company received a net cash amount of $1,731,317 from the sale of its state NOLs and research and development tax credits for the periods ended October 31, 2012 and 2013.

11. INCOME TAXES:

The income tax provision (benefit) consists of the following:

	October 31, 2015	October 31, 2014
Federal
Current	$-	$-
Deferred	(14,513,684)	(5,777,937)
State and Local
Current	(1,609,349)	(2,356,880)
Deferred	(1,840,276)	1,008,338
Change in valuation allowance	16,353,960	4,769,599
Income tax provision (benefit)	$(1,609,349)	$(2,356,880)

The Company has U.S. federal net operating loss carryovers (NOLs) of approximately $101,075,000 and $75,348,000 at October 31, 2015 and 2014, respectively, available to offset taxable income which expire beginning in 2023. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. In 2016, the Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers. The Company also has New Jersey State Net Operating Loss carryovers of approximately $27,496,000 and $18,078,000 as of October 31, 2015 and October 31, 2014, respectively, available to offset future taxable income through 2035.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended October 31, 2015 and 2014, the change in the valuation allowance was approximately $16,353,960 and $4,770,000.

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

If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as “Other Income (Expense), Net” in the statement of operations. Penalties would be recognized as a component of “General and administrative” in the statement of operations.

No interest or penalties on unpaid tax were recorded during the years ended October 31, 2015 and October 31, 2014, respectively. As of October 31, 2015 and October 31, 2014, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company files tax returns in the U.S. federal and state jurisdictions and is subject to examination by tax authorities beginning with the year ended October 31, 2012.

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	Years Ended
	October 31, 2015	October 31, 2014
Deferred Tax Assets

Net operating loss carryovers	$34,366,000	$26,685,000
Stock-based compensation	10,282,000	3,467,000
Other deferred tax assets	4,878,000	2,094,000
Total deferred tax assets	$49,526,000	$32,246,000
Valuation allowance	(47,466,000)	(31,112,000)
Deferred tax asset, net of valuation allowance	$2,060,000	$1,134,000

Deferred Tax Liabilities

Other deferred tax liabilities	(2,060,000)	(1,134,000)
Total deferred tax liabilities	$(2,060,000)	$(1,134,000)
Net deferred tax asset (liability)	$-	$-

The expected tax (expense) benefit based on the statutory rate is reconciled with actual tax expense benefit as follows:

	Years Ended
	October 31, 2015	October 31, 2014
US Federal statutory rate	34.0%	34.0
State income tax, net of federal benefit	5.9	5.9
Deferred tax adjustment	(2.2)	(13.3)
Change in valuation allowance	(33.6)	(25.3)
Income tax benefit from sale of New Jersey NOL carryovers	3.3	12.5
Other permanent differences	(4.1)	(1.3)
Income tax (provision) benefit	3.3%	12.5%

12. SHAREHOLDERS’ EQUITY:

Registered Direct Offerings

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

In connection with the licensing agreement, the Company sold directly to Knight 359,454 shares of the common stock at $13.91 per share. In addition, the Company sold directly to Sectoral Asset Management, a leading Canadian-based global healthcare investment advisor, 1,437,815 shares of common stock at $13.91 per share. The combined net proceeds to the Company from these direct investments was approximately $25 million. The sale of the shares closed on August 28, 2015.

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

Licensing Agreement – Global BioPharma Inc.

On December 9, 2013, the Company entered into an exclusive licensing agreement for the development and commercialization of axalimogene filolisbac with Global BioPharma, Inc. (“GBP”), a Taiwanese based biotech company funded by a group of investors led by Taiwan Biotech Co., Ltd (TBC).

GBP plans to conduct registration trials with axalimogene filolisbac for the treatment of advanced cervical cancer. GBP is also planning to conduct a randomized Phase 2, open-label, controlled study in HPV-associated NSCLC in patients following first-line induction chemotherapy. Pending Taiwanese FDA approval, the study is planned to initiate in 2016 and will enroll up to 124 patients. This trial will be fully funded by GBP. GBP will continue to explore the use of our lead product candidate in several other indications including head and neck, and anal cancer.

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

GBP will be responsible for all clinical development and commercialization costs in the GBP territory. GBP will also reimburse the Company $2.25 million toward its U.S. registrational study, where such payment will help to offset development costs. GBP is committed to establishing manufacturing capabilities for its own territory and to serving as a secondary manufacturing source for Advaxis in the future. Under the terms of the agreement, Advaxis will exclusively license the rights of axalimogene filolisbac to GBP for Asia, Africa, and former USSR territory, exclusive of India and certain other countries, for all HPV-associated indications. Advaxis retains exclusive rights to axalimogene filolisbac for the rest of the world.

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

Stock Purchase Agreements

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of October 31, 2015 and October 31, 2014:

October 31, 2015	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $10.63- $18.75 from November 2015 through August 2017	-	-	89,211	89,211

October 31, 2014	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $2.76 - $21.25 from November 2014 through August 2017	$-	$-	$32,091	$32,091

Common stock warrant liability:

	October 31,
	2015	2014
Beginning balance	$32,091	$646,734
Issuance of additional warrants due to anti-dilution provisions	8,169	4,446
Change in fair value	48,950	(619,089)
Ending Balance	$89,211	$32,091

14. SUBSEQUENT EVENTS

On November 3, 2015, the Company issued 1,667 shares of Common Stock to a member of management, which represents the anniversary vesting period of an inducement grant pursuant to his Employment Agreement.

On November 5, 2015, the Company granted to executives 1,090,000 options with a fair value of $11,677,538. The options vest annually in equal installments such that 100% of the options will by the third anniversary of the grant date, and the vesting of 350,000 of the options are subject to a performance condition. The stock options vest one-third after the one year anniversary, one-third after the two year anniversary and one-third after the three year anniversary.

On November 5, 2015, the Company granted to Directors 295,000 options with a fair value of $3,160,432. The options vest annually in equal installments such that 100% of the options will by the third anniversary of the grant date. The stock options vest one-third after the one year anniversary, one-third after the two year anniversary and one-third after the three year anniversary.

On November 5, 2015, the Company issued 4,687 shares of Common Stock to the Board of Directors, which represents a portion of their quarterly retainer fees.

On November 16, 2015, the Company issued 2,500 shares of Common Stock a member of management, which represents the initial vesting period of an inducement grant pursuant to his Employment Agreement.

On November 20, 2015, the Company issued 16,467 shares of Common Stock valued at $203,547 to accredited investors as payment for consulting services rendered.

On November 30, 2015, the Company issued 1,195 shares of Common Stock to its Executive Officers, pursuant to their Employment Agreements.

On December 1, 2015, the Company issued 1,657 shares of Common Stock valued at $20,000 to an accredited investor as payment for consulting services rendered.

On December 7, 2015, the Company issued 1,875 shares of Common Stock to members of management, which represents the initial vesting period of an inducement grant pursuant to their Employment Agreements.

On December 21, 2015, the Company issued 5,625 shares of Common Stock to members of management, which represents the initial vesting period of an inducement grant pursuant to their Employment Agreements.

On December 29, 2015, the Company issued 122,662 shares of Common Stock to an accredited investor, pursuant to a warrant exercise.

On December 31, 2015, the Company issued 2,044 shares of Common Stock to its Executive officers, pursuant to their Employment Agreements.

On January 4, 2016, the Company issued 11,875 shares of Common Stock to members of management, which represents the initial vesting period of an inducement grant pursuant to their Employment Agreements.

On January 7, 2016, the Company issued 5,000 of Common Stock valued at $43,150 to an accredited investor as payment for consulting services rendered.

