Form 10-Q
period 2016-01-31
Advaxis, Inc.
filed 2016-02-26
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of February 24, 2016 was 34,101,368.

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVAXIS, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	January 31, 2016	October 31, 2015
ASSETS
Current Assets:
Cash and Cash Equivalents	$58,670,478	$66,561,683
Investments – Held-to-Maturity	48,130,343	45,594,495
Interest Receivable	152,307	145,299
Prepaid Expenses	206,766	338,841
Income Tax Receivable	-	1,609,349
Deferred Expenses - current	180,506	749,790
Other Current Assets	153,083	15,116
Total Current Assets	107,493,483	115,014,573

Property and Equipment (net of accumulated depreciation)	1,486,407	1,087,244
Intangible Assets (net of accumulated amortization)	3,467,478	3,355,033
Other Assets	301,218	148,843

TOTAL ASSETS	$112,748,586	$119,605,693

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$843,534	$696,117
Accrued Expenses	6,643,934	3,191,941
Short Term Convertible Notes and Fair Value of Embedded Derivative	29,549	29,549
Total Current Liabilities	7,517,017	3,917,607

Deferred Rent	11,182	-
Common Stock Warrant Liability	39,929	89,211
Total Liabilities	7,568,128	4,006,818

Commitments and Contingencies

Shareholders’ Equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; Series B Preferred Stock; issued and outstanding 0 at January 31, 2016 and October 31, 2015. Liquidation preference of $0 at January 31, 2016 and October 31, 2015.	-	-
Common Stock - $0.001 par value; 45,000,000 shares authorized, 34,012,518 shares issued and 33,931,918 shares outstanding at January 31, 2016 and 33,591,882 shares issued and 33,574,963 shares outstanding at October 31, 2015.	34,013	33,592
Additional Paid-In Capital	259,604,332	249,807,303
Treasury Stock, at cost, 80,600 shares at January 31, 2016 and 16,919 shares at October 31, 2015.	(558,693)	(187,761)
Accumulated Deficit	(153,899,194)	(134,054,259)
Total Shareholders’ Equity	105,180,458	115,598,875
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$112,748,586	$119,605,693

The accompanying notes are an integral part of these condensed financial statements.

ADVAXIS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended January 31,
	2016	2015

Revenue	$250,000	$-

Operating Expenses
Research and Development Expenses	13,064,954	3,628,239
General and Administrative Expenses	7,136,823	3,147,796
Total Operating Expenses	20,201,777	6,776,035

Loss from Operations	(19,951,777)	(6,776,035)

Other Income (Expense):
Interest Income	71,800	6,236
Net Changes in Fair Value of Derivative Liabilities	49,282	(264,071)
Other Income (Expense)	(4)	-
Loss before benefit for income taxes	(19,830,699)	(7,033,870)

Income Tax Expense	14,236	-

Net Loss	$(19,844,935)	$(7,033,870)

Net Loss per share, basic and diluted	$(0.59)	$(0.33)

Weighted Average Number of Shares Outstanding, Basic and Diluted	33,684,715	21,551,169

The accompanying notes are an integral part of these condensed financial statements.

ADVAXIS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended January 31,
	2016	2015

OPERATING ACTIVITIES
Net Loss	$(19,844,935)	$(7,033,870)
Adjustments to reconcile Net Loss to net cash used in operating activities:
Stock Compensation	9,529,008	2,185,669
(Gain) Loss on change in fair value of derivative liabilities	(49,282)	264,071
Warrant expense	-	8,169
Employee Stock Purchase Plan	9,673	1,700
Depreciation expense	46,034	6,902
Amortization expense of intangibles	57,946	48,303
Amortization of premium on held-to-maturity investments	82,491	-
Change in operating assets and liabilities:
Interest receivable	(7,008)	-
Prepaid expenses	132,075	131,941
Income tax receivable	1,609,349	1,731,317
Other current assets	(135,823)	-
Deferred expenses	569,284	82,257
Other assets	(152,375)	-
Accounts payable and accrued expenses	3,250,088	129,100
Deferred rent	11,182	-
Net cash used in operating activities	(4,892,293)	(2,444,441)

INVESTING ACTIVITIES
Purchases of held-to-maturity investments	(5,068,339)	-
Proceeds from maturities and redemptions on held-to-maturity investments	2,450,000	-
Purchase of property and equipment	(445,197)	-
Cost of intangible assets	(170,391)	(201,287)
Net cash used in investing activities	(3,233,927)	(201,287)

FINANCING ACTIVITIES
Proceeds from exercise of warrants	614,368	-
Net proceeds on issuance of Common Stock	-	15,772,331
Taxes paid related to net share settlement of equity awards	(17,709)	(155,499)
Treasury stock purchased to pay employee withholdings on equity awards	(698,398)	-
Treasury stock sold to pay for employee tax withholdings on equity awards	336,754	-
Net cash provided by financing activities	235,015	15,616,832
Net (decrease) increase in cash and cash equivalents	(7,891,205)	12,971,104
Cash and cash equivalents at beginning of period	66,561,683	17,606,860
Cash and cash equivalents at end of period	$58,670,478	$30,577,964

The accompanying notes are an integral part of these condensed financial statements.

F-3

Supplemental Disclosures of Cash Flow Information

	Three months ended January 31,
	2016	2015
Cash paid for taxes	$50,000	$-

Supplemental Schedule of Non-cash Investing and Financing Activities

	Three months ended January 31,
	2016	2015
Accrued expenses from consultants settled with Common Stock	$55,000	$-
Sale of treasury shares pending settlement	$2,144	$-

The accompanying notes are an integral part of these condensed financial statements.

ADVAXIS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. NATURE OF OPERATIONS

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

Axalimogene filolisbac has received United States Food and Drug Administration (“FDA”) orphan drug designation for three HPV-associated cancers: cervical, head and neck, and anal cancer, and has received European Medicines Agency (“EMA”) orphan drug designation for anal cancer. It is being evaluated in Company-sponsored trials executed under an Investigational New Drug (“IND”) which include the following: i) a Phase 1/2 clinical trial alone and in combination with MedImmune, LLC’s (“MedImmune”) investigational anti-PD-L1 immune checkpoint inhibitor, durvalumab (MEDI4736), in patients with previously treated metastatic cervical cancer and HPV-associated head and neck cancer; ii) a Phase 1/2 study evaluating higher doses and repeat cycles of axalimogene filolisbac in patients with recurrent cervical cancer; iii) a single arm Phase 2 monotherapy study in patients with metastatic anal cancer; and iv) a Phase 2 study in collaboration with and funded by Global BioPharma Inc. (“GBP”), under a development and commercialization license agreement applicable to Asia, of axalimogene filolisbac in HPV-associated non-small cell lung cancer. In addition to the Company-sponsored trials, axalimogene filolisbac is also being evaluated in three ongoing investigator-initiated clinical trials as follows: locally advanced cervical cancer (GOG-0265), head and neck cancer (Mount Sinai), and anal cancer (Brown University).

ADXS-PSA is the Company’s Lm-LLO immunotherapy product candidate designed to target the Prostate Specific Antigen (“PSA”) associated with prostate cancer which is being evaluated in a Phase 1/2 clinical trial alone and in combination with KEYTRUDA® (pembrolizumab), Merck & Co.’s (“Merck”) humanized monoclonal antibody against PD-1, in patients with previously treated metastatic castration-resistant prostate cancer.

ADXS-HER2 is the Company’s Lm-LLO immunotherapy product candidate designed for the treatment of Human Epidermal Growth Factor Receptor 2 (“HER2”) expressing cancers, including human and canine osteosarcoma, breast, gastric and other cancers. ADXS-HER2 is being evaluated in a Phase 1b clinical trial is in patients with metastatic HER2 expressing solid tumors. We received orphan drug designation from both the FDA and EMA for ADXS-HER2 in osteosarcoma. Clinical research with ADXS-HER2 in canine osteosarcoma is being developed by our pet therapeutic partner, Aratana Therapeutics Inc. (“Aratana”), who holds exclusive rights to develop and commercialize ADXS-HER2 and three other Lm-LLO immunotherapies for pet health applications. Aratana has announced that a product license application for use of ADXS-HER2 in the treatment of canine osteosarcoma has been filed with the United States Department of Agriculture (“USDA”). Aratana received communication from the USDA in March 2015 stating that the previously submitted efficacy data for product licensure for AT-014 (ADXS-HER2), the cancer immunotherapy for canine osteosarcoma, was accepted and that it provides a reasonable expectation of efficacy that supports conditional licensure. While additional steps need to be completed, including in the areas of manufacturing and safety, Aratana anticipates that AT-014 could receive conditional licensure from the USDA in 2016.

In October of 2015, the Company received notification from the FDA that the INDs for axalimogene filolisbac were put on clinical hold in response to its submission of a safety report to the FDA. The clinical hold also included the INDs for ADXS-PSA and ADXS-HER2. Following discussions with the FDA and in accordance with their recommendations, the Company agreed to implement certain risk mitigation measures, including revised study protocol inclusion / exclusion criteria, post-administration antibiotic treatment and patient surveillance and monitoring measures. In December 2015, the FDA notified the Company that the hold had been lifted with respect to its INDs.

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

Liquidity and Financial Condition

The Company’s products are being developed and have not generated significant revenues. As a result, the Company has suffered recurring losses. These losses are expected to continue for an extended period of time. During fiscal 2015, the Company raised an aggregate of $119.7 million in equity offerings and has approximately $106.8 million in cash, cash equivalents and investments as of January 31, 2016.

The Company believes its current cash position is sufficient to fund its business plan approximately through year end 2017. The estimate is based on assumptions that may prove to be wrong, and the Company could use available capital resources sooner than currently expected. Because of the numerous risks and uncertainties associated with the development and commercialization of its product candidates, the Company is unable to estimate the amount of increased capital outlays and operating expenses associated with completing the development of its current product candidates.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and in accordance with the rules and regulations of the SEC with respect to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to represent a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim condensed financial statements should be read in conjunction with the financial statements of the Company for the year ended October 31, 2015 and notes thereto contained in the Company’s annual report on Form 10-K for the year ended October 31, 2015, as filed with the SEC on January 8, 2016.

The information presented in the accompanying unaudited condensed balance sheet as of October 31, 2015 has been derived from the Company’s October 31, 2015 audited financial statements.

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

The Company recognizes revenue from milestone payments received under collaboration agreements when earned, provided that the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, the Company has no further performance obligations relating to the event and collection is reasonably assured. If these criteria are not met, the Company recognizes milestone payments ratably over the remaining period of the Company’s performance obligations under the collaboration agreement. All such recognized revenues are included in collaborative licensing and development revenue in the Company’s statements of operations.

Estimates

The preparation of financial statements in accordance with U.S. GAAP involves the use of estimates and assumptions that affect the recorded amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ substantially from these estimates. Significant estimates include the fair value and recoverability of the carrying value of intangible assets (patents and licenses), the fair value of stock options, the fair value of embedded conversion features, warrants and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, based on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from estimates.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net loss.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of January 31, 2016 and October 31, 2015, the Company had approximately $55.5 million and $62.8 million in cash equivalents.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts (checking) that at times exceed federally insured limits. Approximately $57.5 million is subject to credit risk at January 31, 2016. However, these cash balances are maintained at creditworthy financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

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

	As of January 31,
	2016	2015
Warrants	3,110,575	4,082,248
Stock Options	3,357,074	477,968
Convertible Debt (using the if-converted method)	1,576	3,354
Total	6,469,225	4,563,570

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

Recent Accounting Pronouncements

Management does not believe that any issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying condensed financial statements.

3. INVESTMENTS

The following table summarizes the Company’s investment securities at amortized cost as of January 31, 2016 and October 31, 2015:

	January 31, 2016
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Certificates of Deposit	$12,735,191	$-	$-	$12,735,191
Domestic Governmental Agency Loans	27,879,192	60	15,637	27,863,615
U.S Treasury Notes	7,515,960	-	4,555	7,511,405
Total short-term investment securities	$48,130,343	$60	$20,192	$48,110,211

	October 31, 2015
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Certificates of Deposit	$12,628,880	$-	$-	$12,628,880
Domestic Governmental Agency Loans	27,951,633	5,827	5,979	27,951,481
U.S Treasury Notes	5,013,982	700	262	5,014,420
Total short-term investment securities	$45,594,495	$6,527	$6,241	$45,594,781

All of the Company’s investments mature within the next 12 months.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	January 31, 2016	October 31, 2015

Leasehold Improvements	$267,726	$237,209
Laboratory Equipment	717,255	532,249
Furniture and Fixtures	351,283	331,500
Computer Equipment	64,007	48,745
Construction Progress	275,167	80,538
Total Property and Equipment	1,675,438	1,230,241
Accumulated Depreciation and Amortization	(189,031)	(142,997)
Net Property and Equipment	$1,486,407	$1,087,244

Depreciation expense for the three months ended January 31, 2016 and 2015 was $46,034 and $6,902, respectively.

5. INTANGIBLE ASSETS

Pursuant to our license agreement with the University of Pennsylvania, the Company is billed actual patent expenses as they are passed through from Penn and are billed directly from our patent attorney. The following is a summary of intangible assets as of the end of the following fiscal periods:

	January 31, 2016	October 31, 2015

License	$651,992	$651,992
Patents	4,068,884	3,898,493
Total intangibles	4,720,876	4,550,485
Accumulated Amortization	(1,253,398)	(1,195,452)
Intangible Assets	$3,467,478	$3,355,033

The expirations of the existing patents range from 2016 to 2030 but the expirations can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. No patent applications with future value were abandoned or expired and charged to expense in the three months ended January 31, 2016 or 2015. Amortization expense for licensed technology and capitalized patent costs is included in research and development expenses and aggregated $57,946 and $48,303 for the three months ended January 31, 2016 and 2015, respectively.

Estimated amortization expense for the next five years is as follows:

Year ended October 31,

2016 (Remaining)	$174,000
2017	232,000
2018	232,000
2019	232,000
2020	232,000

6. ACCRUED EXPENSES:

The following table represents the major components of accrued expenses:

	January 31, 2016	October 31, 2015

Salaries and Other Compensation	$2,762,631	$1,698,371
Vendors	2,497,627	1,000,579
Professional Fees	758,585	272,058
Withholding Taxes Payable	625,091	220,933
	$6,643,934	$3,191,941

7. DERIVATIVE INSTRUMENTS

Warrants

A summary of changes in warrants for the three months ended January 31, 2016 is as follows:

	Number of	Weighted-Average
	Warrants	Exercise Price
Outstanding Warrants at October 31, 2015:	3,241,466	$5.07
Issued	-	$-
Exercised	(122,661)	$5.01
Expired	(8,230)	$18.75
Outstanding Warrants at January 31, 2016	3,110,575	$5.04

At January 31, 2016, the Company had approximately 3.09 million of its total 3.11 million outstanding warrants classified as equity (equity warrants). At October 31, 2015, the Company had approximately 3.22 million of its total 3.24 million outstanding warrants classified as equity (equity warrants). At issuance, equity warrants are recorded at their relative fair values, using the Relative Fair Value Method, in the shareholders’ equity section of the balance sheet. The equity warrants can only be settled through the issuance of shares and are not subject to anti-dilution provisions.

Warrant Liability

At January 31, 2016, the Company had approximately 18,000 of its total approximately 3.11 million outstanding warrants classified as liability warrants (liability warrants). As of October 31, 2015, the Company had approximately 18,000 of its total approximately 3.24 million total warrants classified as liabilities (liability warrants). The Company utilizes the BSM to calculate the fair value of these warrants at issuance and at each subsequent reporting date. The liability warrants contain a cash settlement provision in the event of a fundamental transaction (as defined in the Common Stock purchase warrant). Any changes in the fair value of the warrant liability (i.e. - the total fair value of all outstanding liability warrants at the balance sheet date) between reporting periods will be reported on the statement of operations.

At January 31, 2016 and October 31, 2015, the fair value of the warrant liability was $39,929 and $89,211, respectively. For the three months ended January 31, 2016 and 2015, the Company reported a gain of approximately $49,000 and a loss of approximately $264,000, respectively, due to changes in the fair value of the warrant liability. In determining the fair value of the warrant liability, at January 31, 2016 and October 31, 2015, the Company used the following inputs in its BSM:

	January 31, 2016	October 31, 2015

Exercise Price	$10.63-18.75	$10.63-18.75
Stock Price	$6.82	$11.09
Expected term	1.30-1.50 years	1.52-1.76 years
Expected Volatility	102.59%-106.19%	93.87%-95.00%
Risk Free Interest Rate	.047%-.076%	.075%

Exercise of Warrants

During the three months ended January 31, 2016, warrants to purchase 122,661 shares of common stock were exercised, which resulted in cash proceeds of $614,368.

As of January 31, 2016, there were outstanding warrants to purchase 3,110,575 shares of the Company’s Common Stock with exercise prices ranging from $3.75 to $18.75 per share.

As of January 31, 2016, the aggregate intrinsic value of outstanding warrants was approximately $5,631,000.

8. SHARE BASED COMPENSATION

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

	ANNUALIZED
	Annual Amount	For the Three Months Ended January 31, 2016
	to be Purchased	Gross Purchase		Net Purchase
Executive	$	$	# of shares	$	# of shares
Daniel J. O’Connor	$116,410	$26,653	2,950	$17,360	1,832
Gregory T. Mayes	$27,794	$7,033	767	$5,294	573
Robert G. Petit	$28,704	$7,100	777	$5,326	557
Sara M. Bonstein	$25,420	$6,051	666	$4,585	500

For the three months ended January 31, 2016, the Company recorded stock compensation expense of $64,332 in the statement of operations for the portion of management salaries voluntarily paid in stock representing 7,060 shares of its Common Stock (4,947 shares on a net basis after employee payroll taxes). For the three months ended January 31, 2015, the Company recorded a similar stock compensation expense of $46,153 in the statement of operations representing 7,832 shares of its Common Stock (7,053 shares on a net basis after employee payroll taxes).

From 2013 to present, in addition to the purchases of Common Stock set forth in the above table, Mr. O’Connor has also purchased an additional 164,909 shares of Common Stock out of his personal funds at the then market price for an aggregate consideration of $689,004. These purchases consisted of the conversion of amounts due to Mr. O’Connor under a promissory note given by Mr. O’Connor to the Company in 2012 of approximately $66,500 for 21,091 shares, 2013 base salary which he elected to receive in Common Stock of approximately $186,555 for 34,752 shares (21,489 on a net basis after employee payroll taxes), 2013 and 2014 cash bonuses voluntarily requested to receive in equity of $214,359 for 62,064 shares (57,990 on a net basis after employee payroll taxes), fiscal 2014 voluntary request to purchase stock directly from the Company at market price purchases of $68,750 for 21,687 shares (15,950 on a net basis after employee payroll taxes), fiscal 2015 voluntary request to purchase stock directly from the Company at market price purchases of  $88,840  for 8,482 shares (7,556 on a net basis after employee payroll taxes),  and purchases of  the Company’s Common  Stock in the October 2013  and March 2014 public offerings of 13,500 shares for $54,000 and 3,333 shares for $10,000.

Executives were entitled to receive a performance-based year-end cash bonus. For the three months ended January 31, 2015, the executive officers voluntarily elected to receive a portion of their year-end performance bonus (with a total fair value of approximately $418,000) in the aggregate amount of 125,411 shares of the Company’s Common Stock (98,603 on a net basis after employee payroll taxes).

Restricted Stock Units (RSUs)

A summary of the Company’s RSU activity and related information for the three months ended January 31, 2016 is as follows:

	Number of	Weighted-Average
	RSUs	Grant Date Fair Value

Balance at October 31, 2015:	1,069,335	$10.89
Granted	214,547	$8.79
Vested	(256,126)	$8.01
Cancelled	(52,500)	$22.56
Balance at January 31, 2016	975,256	$10.54

As of January 31, 2016, there was approximately $8,370,000 of unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a remaining weighted average vesting period of approximately 1.23 years.

As of January 31, 2016, the aggregate intrinsic value of non-vested RSUs was approximately $767,000.

Employee Stock Awards

During the three months ended January 31, 2016, 238,129 shares of Common Stock were issued to executives and employees related to vested incentive retention awards, employment inducements and employee excellence awards. Total stock compensation expense associated with these awards was $1,857,076.

During the three months ended January 31, 2015, 34,095 shares of Common Stock (27,566 shares on a net basis after employee taxes) were issued to executives and employees related to vested incentive retention awards, employment inducements and employee excellence awards. Total stock compensation expense associated with these awards was $133,699.

Furthermore, non-executive employees were entitled to receive a performance-based year-end cash bonus. Several non-executive employees voluntarily requested to be paid all or a portion of their cash bonus in the Company’s Common Stock instead of cash. During the three months ended January 31, 2016, the Company recorded a liability on its balance sheet for $102,022 for bonuses that will be paid in Common Stock. During the three months ended January 31, 2015, the total fair value of these equity purchases were $67,671, or 20,322 shares of the Company’s Common Stock (14,300 on a net basis after employee payroll taxes).

Director Stock Awards

During the three months ended January 31, 2016, 31,767 shares of Common Stock were issued to the Directors for compensation related to board and committee membership. Total stock compensation expense to the Directors was $311,205.

During the three months ended January 31, 2015, 191,939 shares of Common Stock (178,513 shares on a net basis after taxes) were issued to the Directors for compensation related to board and committee membership. Total stock compensation expense to the Directors was $606,039.

Stock Options

A summary of changes in the stock option plan for the three months ended January 31, 2016 is as follows:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at October 31, 2015:	1,981,939	$13.78
Granted	1,385,000	$12.81
Exercised	-	$-
Expired	(9,865)	$27.21
Outstanding at January 31, 2016	3,357,074	$13.34
Vested and Exercisable at January 31, 2016	703,878	$13.93

Total compensation cost related to the Company’s outstanding stock options, recognized in the statement of operations for the three months ended January 31, 2016, was $6,671,986. For the three months ended January 31, 2015, compensation cost related to the Company’s outstanding stock options was $121,421.

During the three months ended January 31, 2016, 1,385,000 options were granted with a total grant date fair value of $14,837,970. During the three months ended January 31, 2015, 20,000 options were granted with a total grant date fair value of $57,600.

As of January 31, 2016, there was approximately $27,884,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 1.31 years.

As of January, 2016, the aggregate intrinsic value of vested and exercisable options was approximately $44,240.

In determining the fair value of the stock options granted during the three months ended January 31, 2016 and 2015, the Company used the following inputs in its BSM:

	Three Months Ended
	January 31, 2016	January 31, 2015

Expected Term	5.51-6.51 years	10 years
Expected Volatility	109.23%-115.25%	154.54%
Expected Dividends	0%	0%
Risk Free Interest Rate	1.65-2.00%	2.27%

Shares Issued to Consultants

During the three months ended January 31, 2016, 23,124 shares of Common Stock valued at $275,087 were issued to consultants for services, of which $55,000 represented shares issued for amounts previously accrued. The Company recorded a liability on its balance sheet for $302,300 for shares earned pursuant to consulting agreements but not delivered. The common stock share values were based on the dates the shares vested.

During the three months ended January 31, 2015, 120,000 shares of Common Stock valued at $792,000 were issued to consultants for services. The common stock share values were based on the dates the shares vested.

The following table summarizes share-based compensation expense included in the Statement of Operations by expense category for the three months ended January 31, 2016 and 2015, respectively:

	Three Months Ended January 31,
	2016	2015
Research and development	$5,106,640	$313,919
General and administrative	4,422,368	1,871,750
Total	$9,529,008	$2,185,669

9. COMMITMENTS AND CONTINGENCIES:

Legal Proceedings

Knoll

On August 21, 2015, Knoll Capital Management L.P. (“KCM”) filed a complaint against the Company in the Delaware Court of Chancery. The complaint alleges the existence of an oral agreement for the purchase by Knoll from the Company of 1,666,666.67 shares of Company stock at a price of $3.00 per share. KCM alleges that the Company breached this alleged agreement and seeks specific performance or, alternatively, money damages for breach of contract. KCM served the Company with the complaint on August 31, 2015, and then served an amended complaint on October 16, 2015. The Company moved to dismiss the amended complaint on October 26, 2015 and that motion was denied on January 29, 2016. The Company filed an answer to the amended compliant on February 12, 2016. The Company intends to defend itself vigorously.

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

The Company is from time to time involved in legal proceedings in the ordinary course of its business. The Company does not believe that any of these claims and proceedings against it is likely to have, individually or in the aggregate, a material adverse effect on its financial condition or results of operations.

Operating Leases

The Company’s corporate offices are currently located at 305 College Road East, Princeton, New Jersey 08540. On February 1, 2016, the Company entered into an amendment to its office lease. The amendment increased the leased space by approximately 25,000 square feet to a total of approximately 44,000 square feet. The additional space will allow the Company to expand manufacturing, testing, and product development capabilities, accelerate execution of pipeline related projects, strengthen the supply chain, and continue to ensure reliable and cost competitive supply of product. The lease term was extended by three years and is now scheduled to expire on November 30, 2025. The Company paid an additional security deposit of $100,061. The amended lease requires an annual rent of approximately $893,000 with annual increases in increments between 2% and 11% throughout the remainder of the lease. The lease amendment contains a six month rent abatement period starting in February 2016, and a reduced lease rate for four months starting in August 2016. Rent expense will be recognized on a straight line basis over the term of the lease. The Company plans to continue to rent necessary offices and laboratories to support its business.

Future minimum payments of the Company’s operating leases are as follows:

Year ended October 31,

2016 (Remaining)	$360,481
2017	893,452
2018	954,868
2019	1,014,888
2020	1,129,925
Thereafter	6,474,860

10. FAIR VALUE

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

● Level 2— Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities .

● Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities.

The following table provides the liabilities carried at fair value measured on a recurring basis as of January 31, 2016 and October 31, 2015:

January 31, 2016	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $10.63 - $18.75 from February 2016 through August 2017	$-	$-	$39,929	$39,929

October 31, 2015	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $10.63 - $18.75 from November 2015 through August 2017	$-	$-	$89,211	$89,211

Common stock warrant liability:

January 31, 2016
(Unaudited)
Beginning balance: October 31, 2015	$89,211
Change in fair value	(49,282)

Balance at January 31, 2016	$39,929

11. SUBSEQUENT EVENTS

On February 2, 2016, the Company issued 4,687 shares of Common Stock to the Board of Directors, which represents a portion of their quarterly retainer fees.

On February 3, 2016, the Company entered into a Co-Development and Commercialization Agreement (the “Agreement”) with Especificos Stendhal SA de CV (“Stendhal”), for Advaxis’ lead Lm Technology™ immunotherapy, axalimogene filolisbac (ADXS-HPV), in HPV-associated cancers. Under the terms of the Agreement, Stendhal will pay $10 million towards the expense of AIM2CERV, a planned global Phase 3 clinical trial in women with high-risk, locally advanced cervical cancer. This payment will be made over the duration of the trial and covers a significant portion of the total planned study costs. Stendhal will also work with Advaxis to complete the clinical trial of axalimogene filolisbac in Mexico, Brazil, Colombia and other investigational sites in Latin American countries. Stendhal will manage and is responsible for the costs associated with the regulatory approval process, promotion, commercialization and market access for axalimogene filolisbac in these markets. Upon approval and commercialization of axalimogene filolisbac, Advaxis and Stendhal will share profits on a pre-determined basis.

On February 4, 2016, the Company issued 9,150 shares of Common Stock to employees, which represents 2015 bonus compensation for calendar 2015 that was previously accrued.

On February 16, 2016, the Company issued 12,616 shares of Common Stock to accredited investors as payment for consulting services.

From February 1, 2016 to the date the financial statements were issued, the Company issued 62,397 shares of Common Stock, which represents the initial vesting periods and the anniversary vesting periods of inducement grants to employees.

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

You should read the following discussion and analysis in conjunction with the unaudited consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our annual report on Form 10-K for the year ended October 31, 2015.

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

Biocon Limited (“Biocon”), our co-development and commercialization partner for axalimogene filolisbac in India and key emerging markets, filed a Marketing Authorization Application (“MAA”) for licensure of this immunotherapy in India. The Drug Controller General of India (“DCGI”) accepted this MAA for review. The filing of the MAA was driven by several factors: (i) results from the Lm -LLO-E7-15 Phase 2 trial indicated that axalimogene filolisbac was well tolerated and showed significant clinical activity in recurrent/refractory cervical cancer; (ii) cervical cancer is the second most common cancer among Indian women (according to WHO, there are 122,844 new cases per year with 67,544 deaths reported); and (iii) current treatment options for non-operable refractory/recurrent disease are limited in India. As part of the MAA review process, Biocon met with the Scientific Expert Committee (the “Committee”). The Committee indicated that proof of concept for this novel immunotherapy has been established. The Committee advised Biocon to obtain data from a Phase 3 clinical trial in patients with recurrent cervical cancer who have failed prior chemo and radiation therapy. The face-to-face interaction with the Committee provided Biocon and Advaxis with valuable insight for future development and the companies are evaluating next steps.

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

We have entered into a clinical trial collaboration agreement with MedImmune, the global biologics research and development arm of AstraZeneca, and are conducting a Phase 1/2, open-label, multicenter, two-part study to evaluate the safety and immunogenicity of our investigational Lm-LLO cancer immunotherapy, axalimogene filolisbac, in combination with MedImmune’s investigational anti-PD-L1 immune checkpoint inhibitor, durvalumab, as a combination treatment for patients with metastatic squamous or non-squamous carcinoma of the cervix and metastatic HPV-associated Squamous Cell Carcinoma of the Head and Neck (“SCCHN”). For the axalimogene filolisbac and durvalumab dose escalation portion of the study, Cohort 1 has been completed allowing for advancement to the next dose level. Once the dose escalation has been completed, the recommended combination dose will be advanced further into the study.

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

In February, 2015, we entered into a clinical trial collaboration agreement with Incyte Corporation (“Incyte”) where we planned to conduct a Phase 2, open-label, multicenter study to evaluate the safety and immunogenicity of axalimogene filolisbac as a monotherapy and in combination with Incyte’s investigational oral indoleamine 2,3-dioxygenase 1 (IDO1) inhibitor, epacadostat (INCB24360), in low risk patients with Stage I-IIa cervical cancer who are expected to be effectively treated by surgery. Prior to starting this study, we reevaluated the relative benefit of the study in this patient population and determined to focus our resources on active malignancies and/or on patients at high risk for recurrence. Consequently, through collaborative discussion with Incyte, we made the decision to terminate the clinical trial before it was initiated and began enrolling patients.

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

On March 19, 2014, we entered into a definitive Exclusive License Agreement with Aratana, where we granted Aratana an exclusive, worldwide, royalty-bearing license, with the right to sublicense, certain of our proprietary technology that enables Aratana to develop and commercialize animal health products that will be targeted for treatment of osteosarcoma and other cancer indications in animals. A product license request has been filed by Aratana for ADXS-HER2 (also known as AT-014 by Aratana) for the treatment of canine osteosarcoma with the USDA. Aratana received communication from the USDA in March 2015 stating that the previously submitted efficacy data for product licensure for AT-014 (ADXS-HER2), the cancer immunotherapy for canine osteosarcoma, was accepted and that it provides a reasonable expectation of efficacy that supports conditional licensure. While additional steps need to be completed, including in the areas of manufacturing and safety, Aratana anticipates that AT-014 could receive conditional licensure from the USDA in 2016. Aratana has been granted exclusive worldwide rights by us to develop and commercialize ADXS-HER2 in animals. Aratana is further responsible for the conduct of clinical research with ADXS-Survivin in canine/feline lymphoma, as well as pending investigations of two additional Advaxis constructs in animals

ADXS-NEO Franchise (preclinical)

In February, 2016, we had a productive pre-IND meeting with the FDA. Following this meeting, we intend to file an IND application for ADXS-NEO and to initiate Company-sponsored studies, as well as external collaborations.

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

Axalimogene filolisbac and Epacadostat

As stated above, in February, 2015, we entered into a clinical trial collaboration agreement with Incyte Corporation (“Incyte”) where we planned to conduct a Phase 2, open-label, multicenter study to evaluate the safety and immunogenicity of axalimogene filolisbac as a monotherapy and in combination with Incyte’s investigational oral indoleamine 2,3-dioxygenase 1 (IDO1) inhibitor, epacadostat (INCB24360), in low risk patients with Stage I-IIa cervical cancer who are expected to be effectively treated by surgery. Prior to starting this study, we reevaluated the relative benefit of the study in this patient population and determined to focus our resources on active malignancies and/or on patients at high risk for recurrence. Consequently, through collaborative discussion with Incyte, we made the decision to terminate the clinical trial before it was initiated and began enrolling patients.

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

Lm-LLO Immunotherapy and Sorrento

In May, 2015, we entered into a non-exclusive research and clinical trial collaboration agreement with Sorrento Therapeutics, Inc. (“Sorrento”) to evaluate our Lm-LLO cancer immunotherapy technology in combination with Sorrento’s fully human antibodies, which may include GITR, OX40, LAG-3 and/or TIM-3, in two clinical trials. Prior to any research activities occurring under this agreement, we have reevaluated our participation and mutually determined to end the collaboration and focus our resources on other opportunities and priorities.

Lm-LLO Immunotherapy (preclinical)

We have various preclinical collaborations with academic and other centers of excellence.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2016 AND 2015

Revenue

During the quarter ended January 31, 2016, the Company recorded revenue of $250,000 due to the receipt of an annual exclusive license fee from GBP for the development and commercialization of axalimogene filolisbac.

We did not record any revenue for the three months ended January 31, 2015.

Research and Development Expenses

We make significant investments in research and development in support of our development programs both clinically and pre-clinically. Research and development costs are expensed as incurred and primarily include salary and benefit costs, third-party grants, fees paid to clinical research organizations, and supply costs. Research and development expense was approximately $13.1 million for the three months ended January 31, 2016, compared with approximately $3.6 million for the three months ended January 31, 2015, an increase of approximately $9.5 million. The increase was a result of higher third-party costs, specifically related to axalimogene filolisbac support in manufacturing and clinical trial expenses, for the Anal, Head & Neck, High Dose, Prostate and Cervical Cancer programs, as well as ADXS-PSA Phase 1/2 trial support. Stock based compensation for existing and past employees increased by approximately $4.8 million due to increases in the grant date fair value of stock awards, the number of awards and headcount.

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

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs for employees included in our finance, legal and administrative organizations, outside legal and professional services, and facilities costs. General and administrative expenses were approximately $7.1 million for the three months ended January 31, 2016, compared with approximately $3.1 million for the three months ended January 31, 2015, an increase of approximately $4.0 million. There was an increase of approximately $3.5 million in compensation related expense, including a non-cash increase in stock based compensation costs of approximately $2.6 million attributable to increases in the grant date fair value of stock awards, the number of awards and headcount. In addition, legal costs increased by approximately $0.5 million for consultation on a variety of corporate matters.

Interest Income

Interest income was $71,800 for the three months ended January 31, 2016, compared with $6,236 for the three months ended January 31, 2015. Interest income earned for the three months ended January 31, 2016 reflected interest income earned on the Company’s held-to-maturity investments and savings account balance. Interest income earned for the three months ended January 31, 2015 reflected interest income earned on the Company’s savings account balance.

Changes in Fair Values

For the three months ended January 31, 2016, the Company recorded non-cash income from changes in the fair value of the warrant liability of $49,282 due to a decrease in the fair value of liability warrants primarily resulting from a decrease in our share price from $11.09 at October 31, 2015 to $6.82 at January 31, 2016.

For the three months ended January 31, 2015, the Company recorded non-cash expense from changes in the fair value of the warrant liability of $264,071 due to an increase in the fair value of liability warrants primarily resulting from a large range of share prices used in the calculation of BSM volatility input, as well as a significant increase in our share price from $3.18 at October 31, 2014 to $9.85 at January 31, 2015.

Income Tax Expense

During the quarter ended January 31, 2016, we paid $50,000 in Taiwanese withholding taxes in connection with the revenue generated from an annual exclusive license fee from GBP. The taxes paid were offset by receipt of a net cash amount of $35,774 in excess of what was recorded as Income Tax Receivable at October 31, 2015 from the sale of our state NOLs and research and development tax credits for the period ended October 31, 2014.

Liquidity and Capital Resources

Our major sources of cash have been proceeds from various public and private offerings of our common stock, option and warrant exercises, and interest income. From October 2013 through January 2016, we raised approximately $166.5 million in gross proceeds from various public and private offerings of our common stock. We have not yet commercialized any drug, and we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, obtain regulatory approvals for our drug, successfully complete any post-approval regulatory obligations, successfully compete with other available treatment options in the marketplace, overcome any clinical holds that the FDA may impose and successfully manufacture and commercialize our drug alone or in partnership. We may continue to incur substantial operating losses even after we begin to generate revenues from our drug candidates. We believe our current cash position is sufficient to fund our business plan approximately through December 2017. The actual amount of cash that we will need to operate is subject to many factors.

Since our inception through January 31, 2016, the Company has reported accumulated net losses of approximately $153.9 million and recurring negative cash flows from operations. We anticipate that we will continue to generate significant losses from operations for the foreseeable future.

Cash used in operating activities for the three months ended January 31, 2016 was approximately $4.9 million (including proceeds from the sale of our state NOLs and R&D tax credits of approximately $1.6 million) primarily from spending associated with our clinical trial programs and general and administrative spending.

Cash used in operating activities for the three months ended January 31, 2015 was approximately $2.4 million (including proceeds from the sale of our state NOLs and R&D tax credits of approximately $1.7 million) primarily from spending associated with our clinical trial programs and general & administrative spending.

Cash used in investing activities for the three months ended January 31, 2016 was approximately $3.2 million resulting from investments in held-to-maturity investments, purchases of property and equipment, legal cost spending in support of our intangible assets (patents) and costs paid to Penn for patents.

Cash used in investing activities for the three months ended January 31, 2015 was approximately $201,000 resulting from legal cost spending in support of our intangible assets (patents) and costs paid to Penn for patents.

Cash provided by financing activities for the three months ended January 31, 2016 was approximately $235,000, resulting from approximately $614,000 in proceeds received on option and warrant exercises. This was partially offset by approximately $379,000 in taxes paid related to the net share settlement of equity awards.

Cash provided by financing activities, for the three months ended January 31, 2015, was approximately $15.6 million resulting from net proceeds of a registered direct offering of 3,940,801 shares of our Common Stock at a price per share of $4.25. This was partially offset by approximately $155,000 in taxes paid related to the net share settlement of equity awards.

Our capital resources and operations to date have been funded primarily with the proceeds from public, private equity and debt financings, NOL tax sales and income earned on investments and grants. We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future, due to the substantial investment in research and development. As of January 31, 2016 and October 31, 2015, we had an accumulated deficit of $153,899,194 and $134,054,259, respectively and shareholders’ equity of $105,180,458 and $115,598,875, respectively.

The Company believes its current cash position is sufficient to fund its business plan approximately through year end 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use available capital resources sooner than currently expected. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amount of increased capital outlays and operating expenses associated with completing the development of our current product candidates.

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

Tabular Disclosure of Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$10,828,474	$579,045	$1,879,726	$2,192,125	$6,177,578
Employment Agreements Subject to Annual Renewal	$1,009,967	$1,009,967

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

See Note 2 to our financial statements that discusses significant accounting policies.

New Accounting Pronouncements

See Note 2 to our financial statements that discusses new accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At January 31, 2016, the Company had approximately $106.8 million in cash, cash equivalents and investments, which consisted primarily of bank deposits, money market funds and short term investments such as certificates of deposit, domestic governmental agency loans and U.S treasury notes. The Company’s investment policy and strategy are focused on preservation of capital and supporting the Company’s liquidity requirements. The Company uses a combination of internal and external management to execute its investment strategy and achieve its investment objectives. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended January 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is from time to time involved in legal proceedings in the ordinary course of our business. The Company does not believe that any of these claims or proceedings against us is likely to have, individually or in the aggregate, a material adverse effect on the financial condition or results of operations. Refer to Footnote 9: Commitments and Contingencies for more information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended October 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

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

On November 17, 2015, the registrant issued 17,201 shares of Common Stock to accredited investors as payment for consulting services.

On November 30, 2015, the registrant issued 1,195 shares of Common Stock to its Executive Officers, pursuant to their Employment Agreements.

On December 1, 2015, the registrant issued 1,657 shares of Common Stock to an accredited investor as payment for consulting services.

On December 29, 2015, the Company issued 122,661 shares of Common Stock to accredited investors, pursuant to warrant exercises.

On December 31, 2015, the Company issued 2,044 shares of Common Stock to its Executive Officers, pursuant to their Employment Agreements.

On January 7, 2016, the Company issued 5,000 shares of Common Stock to an accredited investor as payment for consulting services.

On January 31, 2016, the Company issued 1,708 shares of Common Stock to its Executive Officers, pursuant to their Employment Agreements.

On February 16, 2016, the Company issued 12,616 shares of Common Stock to accredited investors as payment for consulting services.

Treasury Share Repurchases

The following table represents treasury share repurchases during the three months ended January 31, 2016:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
November 1, 2015 – November 30, 2015	2,009	$12.49	N/A	N/A
December 1, 2015 – December 31, 2015	3,434	$11.91	N/A	N/A
January 1, 2016 – January 31, 2016	89,008	$7.11	N/A	N/A
Total	94,451	$7.39	N/A	N/A

(1) Consists of shares repurchased by the Company for certain employees’ restricted stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of the restricted stock units.

ITEM 5. OTHER INFORMATION

On February 24, 2016, the Board of Directors of Advaxis, Inc. (the “Company”) adopted the Advaxis, Inc. Change in Control Plan (the “Change in Control Plan” or the “Plan”).

Under the Change in Control Plan, if an executive officer’s employment is terminated by the Company without Cause or by the executive officer for Good Reason (as such terms are defined in the Plan) during the period beginning three months prior to or 18 months following a Change in Control of the Company (as defined in the Plan), then the executive officer will be entitled to a cash severance payment in an amount equal to the sum of (a) a pro rata target annual bonus, plus (b) the product of 1.5, in the case of the Company’s Chief Executive Officer, or 1.0, in the case of the Company’s other executive officers, multiplied by the sum of the executive’s base salary and his or her target annual bonus. In addition, the executive officer will be entitled to continued coverage at no cost to the executive under the Company’s group health and welfare plans for period of 18 months, in the case of the Chief Executive Officer, or 12 months, in the case of the other executive officers.

In addition, upon a Change in Control of the Company, unvested equity awards held by an executive officer will be accelerated as follows: (i) outstanding stock options and other awards in the nature of rights that may be exercised shall become fully vested and exercisable, (ii) time-based restrictions on restricted stock, restricted stock units and other equity awards shall lapse and the awards shall become fully vested, and (iii) performance-based equity awards shall become vested and shall be deemed earned based on an assumed achievement of all relevant performance goals at “target” levels, and shall payout pro rata to reflect the portion of the performance period that had elapsed prior to the Change in Control.

To receive any severance benefits under the Plan, a participant must execute a general release of claims against the Company. In addition, participants in the Plan are subject to restrictive covenants, including non-competition, non-solicitation and confidentiality provisions, during their employment and for a period of 12 months following their termination of employment.

The Plan is attached as Exhibit 10.2 to this Quarterly Report and is incorporated herein by reference.

ITEM 6. EXHIBITS

10.1***	Co-Development and Commercialization Agreement between Advaxis, Inc. and Especificos Stendhal SA de CV dated February 3, 2016.

10.2*	Change of Control Plan dated February 24, 2016.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

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

ADVAXIS, INC.
Registrant

Date: February 26, 2016	By:	/s/ Daniel J. O’Connor
Daniel J. O’Connor
Chief Executive Officer

	By:	/s/ Sara M. Bonstein
Sara M. Bonstein
Chief Financial Officer, Senior Vice President

