Form 10-Q
period 2016-04-30
Advaxis, Inc.
filed 2016-06-08
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of June 1, 2016 was 34,346,687.

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVAXIS, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	April 30, 2016	October 31, 2015
ASSETS
Current Assets:
Cash and Cash Equivalents	$44,924,461	$66,561,683
Investments – Held-to-Maturity	49,651,332	45,594,495
Interest Receivable	164,576	145,299
Prepaid Expenses	652,791	338,841
Income Tax Receivable	-	1,609,349
Deferred Expenses – current	3,140,538	749,790
Other Current Assets	7,500	15,116
Total Current Assets	98,541,198	115,014,573

Property and Equipment (net of accumulated depreciation)	1,731,395	1,087,244
Intangible Assets (net of accumulated amortization)	3,692,726	3,355,033
Other Assets	334,862	148,843

TOTAL ASSETS	$104,300,181	$119,605,693

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$5,555,279	$696,117
Accrued Expenses	3,336,505	3,191,941
Short Term Convertible Notes and Fair Value of Embedded Derivative	-	29,549
Total Current Liabilities	8,891,784	3,917,607

Deferred Rent	175,763	-
Common Stock Warrant Liability	39,337	89,211
Total Liabilities	9,106,884	4,006,818

Commitments and Contingencies

Shareholders’ Equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; Series B Preferred Stock; issued and outstanding 0 at April 30, 2016 and October 31, 2015. Liquidation preference of $0 at April 30, 2016 and October 31, 2015.	-	-
Common Stock - $0.001 par value; 65,000,000 shares authorized, 34,293,599 shares issued and 34,274,439 shares outstanding at April 30, 2016 and 33,591,882 shares issued and 33,574,963 shares outstanding at October 31, 2015.	34,293	33,592
Additional Paid-In Capital	264,827,307	249,807,303
Treasury Stock, at cost, 19,160 shares at April 30, 2016 and 16,919 shares at October 31, 2015.	(150,323)	(187,761)
Accumulated Deficit	(169,517,980)	(134,054,259)
Total Shareholders’ Equity	95,193,297	115,598,875
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$104,300,181	$119,605,693

The accompanying notes are an integral part of these condensed financial statements.

ADVAXIS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015

Revenue	$-	$-	$250,000	$-

Operating Expenses
Research and Development Expenses	8,758,410	6,193,005	21,823,364	9,813,687
General and Administrative Expenses	6,834,824	7,646,922	13,971,647	10,802,275
Total Operating Expenses	15,593,234	13,839,927	35,795,011	20,615,962

Loss from Operations	(15,593,234)	(13,839,927)	(35,545,011)	(20,615,962)

Other Income (expense):
Interest Income	70,389	14,503	142,189	20,739
Net changes in fair value of derivative liabilities	592	(23,236)	49,874	(287,307)
Other Expense	(197)	(6,599)	(201)	(6,599)
Net Loss before benefit for income taxes	(15,522,450)	(13,855,259)	(35,353,149)	(20,889,129)

Income Tax Expense	-	-	14,236	-

Net Loss	(15,522,450)	(13,855,259)	(35,367,385)	(20,889,129)

Net Loss per share, basic and diluted	$(0.45)	$(0.52)	$(1.04)	$(0.87)

Weighted Average Number of Shares Outstanding, Basic and Diluted	34,131,259	26,655,486	33,906,400	24,085,290

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended April 30,
	2016	2015

OPERATING ACTIVITIES
Net Loss	$(35,367,385)	$(20,889,129)
Adjustments to reconcile Net Loss to net cash used in operating activities:
Stock Compensation	14,361,583	9,793,777
(Gain) Loss on change in value of warrants and embedded derivative	(49,874)	287,307
Warrant expense	-	8,169
Employee Stock Purchase Plan	17,257	6,909
Depreciation expense	95,124	14,148
Amortization expense of intangibles	118,744	98,692
Debt conversion expense	-	6,599
Amortization of premium on held-to-maturity investments	164,284	-
Change in operating assets and liabilities:
Interest receivable	(19,277)	-
Prepaid expenses	(313,950)	(221,982)
Income tax receivable	1,609,349	1,731,317
Other current assets	7,616	-
Deferred expenses	(2,390,748)	(1,252,556)
Security deposit	(186,019)	-
Accounts payable and accrued expenses	5,018,726	1,305,221
Deferred rent	175,763	-
Net cash used in operating activities	(16,758,807)	(9,111,528)

INVESTING ACTIVITIES
Purchases of held-to-maturity investments	(7,651,121)	-
Proceeds from maturities and redemptions on held-to-maturity investments	3,430,000	-
Purchase of property and equipment	(739,275)	(10,298)
Cost of intangible assets	(456,437)	(333,704)
Net cash used in investing activities	(5,416,833)	(344,002)

FINANCING ACTIVITIES
Proceeds from exercise of options	-	58,400
Proceeds from exercise of warrants	614,368	239,593
Net proceeds of issuance of Common Stock	-	38,110,072
Tax withholdings paid related to net share settlement of equity awards	(34,025)	(618,677)
Treasury stock purchased to pay employee withholdings on equity awards	(1,393,595)	-
Treasury stock sold to pay for employee tax withholdings on equity awards	1,351,670	-
Net cash provided by Financing Activities	538,418	37,789,388
Net (decrease) increase in cash and cash equivalents	(21,637,222)	28,333,858
Cash and cash equivalents at beginning of period	66,561,683	17,606,860
Cash and cash equivalents at end of period	44,924,461	45,940,718

The accompanying notes are an integral part of these condensed financial statements.

F-3

Supplemental Disclosures of Cash Flow Information

	Six months ended April 30,
	2016	2015
Cash paid for taxes	$50,000	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities

	Six months ended April 30,
	2016	2015
Accrued expenses from consultants settled with Common Stock	$55,000	$-
Conversion of notes payable into common stock	$29,549	$39,932

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

Axalimogene filolisbac (“AXAL”) is our lead Lm-LLO immunotherapy product candidate for the treatment of Human Papilloma Virus (“HPV”) associated cancers. The Company completed a randomized Phase 2 study in 110 patients with recurrent cervical cancer that was shown to have a manageable safety profile, apparent improved survival and objective tumor responses. In addition, the Gynecologic Oncology Group (“GOG”) Foundation, Inc., now part of NRG Oncology, is conducting a cooperative group sponsored Phase 2 open-label clinical study of AXAL in patients with persistent or recurrent cervical cancer with documented disease progression. The study, known as GOG-0265, has successfully completed its first stage and has met the predetermined safety and efficacy criteria required to proceed into the second stage of patient recruitment. The Company plans to advance this immunotherapy into a registrational clinical trial for the treatment of women with high-risk locally advanced cervical cancer.

AXAL has received United States Food and Drug Administration (“FDA”) orphan drug designation for three HPV-associated cancers: cervical, head and neck, and anal cancer, and has received European Medicines Agency (“EMA”) orphan drug designation for anal cancer. It is being evaluated in Company-sponsored trials executed under an Investigational New Drug (“IND”) which include the following: (i) a Phase 1/2 clinical trial alone and in combination with MedImmune, LLC’s (“MedImmune”) investigational anti-PD-L1 immune checkpoint inhibitor, durvalumab (MEDI4736), in patients with previously treated metastatic cervical cancer and HPV-associated head and neck cancer; (ii) a Phase 1/2 study evaluating higher doses and repeat cycles of AXAL in patients with recurrent cervical cancer; (iii) a single arm Phase 2 monotherapy study in patients with metastatic anal cancer; and (iv) a Phase 2 study in collaboration with and funded by Global BioPharma Inc. (“GBP”), under a development and commercialization license agreement applicable to Asia, of AXAL in HPV-associated non-small cell lung cancer. In addition to the Company-sponsored trials, AXAL is also being evaluated in three ongoing investigator-initiated clinical trials as follows: locally advanced cervical cancer (GOG-0265), head and neck cancer (Mount Sinai & Baylor College of Medicine), and anal cancer (Brown University).

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

ADXS-HER2 is the Company’s Lm-LLO immunotherapy product candidate designed for the treatment of Human Epidermal Growth Factor Receptor 2 (“HER2”) expressing cancers, including human and canine osteosarcoma, breast, gastric and other cancers. ADXS-HER2 is being evaluated in a Phase 1b clinical trial in patients with metastatic HER2 expressing solid tumors. We received orphan drug designation from both the FDA and EMA for ADXS-HER2 in osteosarcoma and have received Fast Track designation from the FDA for patients with newly-diagnosed, non-metastatic, surgically-resectable osteosarcoma. Clinical research with ADXS-HER2 in canine osteosarcoma is being developed by our pet therapeutic partner, Aratana Therapeutics Inc. (“Aratana”), who holds exclusive rights to develop and commercialize ADXS-HER2 and three other Lm -LLO immunotherapies for pet health applications. Aratana has announced that a product license application for use of ADXS-HER2 in the treatment of canine osteosarcoma has been filed with the United States Department of Agriculture (“USDA”). Aratana received communication from the USDA in March 2015 stating that the previously submitted efficacy data for product licensure for AT-014 (ADXS-HER2), the cancer immunotherapy for canine osteosarcoma, was accepted and that it provides a reasonable expectation of efficacy that supports conditional licensure. While additional steps need to be completed, including in the areas of manufacturing and safety, Aratana anticipates that AT-014 could receive conditional licensure from the USDA in 2016.

In October of 2015, the Company received notification from the FDA that the INDs for AXAL were put on clinical hold in response to its submission of a safety report to the FDA. The clinical hold also included the INDs for ADXS-PSA and ADXS-HER2. Following discussions with the FDA and in accordance with their recommendations, the Company agreed to implement certain risk mitigation measures, including revised study protocol inclusion / exclusion criteria, post-administration antibiotic treatment and patient surveillance and monitoring measures. In December 2015, the FDA notified the Company that the hold had been lifted with respect to its INDs.

The Company has focused its development efforts on establishing a drug development pipeline that incorporates this technology into therapeutic cancer immunotherapies, with clinical trials currently targeting HPV-associated cancer (cervical cancer, head and neck cancer and anal cancer), prostate cancer, and HER2-expressing cancers. Although no immunotherapies have been commercialized to date, the Company continues to invest in research and development to advance the technology and make it available to patients with many different types of cancer. Pipeline development and the further exploration of the technology for advancement entails risk and expense. The Company anticipates that its ongoing operational costs will increase significantly as it continues conducting and expanding its clinical development program. In addition to its existing single antigen vectors that target one tumor associated antigen, the Company is actively engaged in the development of new constructs that will address multiple targets that are common to tumor types, as well as mutation-associated neo-epitopes that are specific to an individual patient’s tumor. Lastly, the Company is developing certain internal capabilities to produce supplies for its neoepitope and its other programs.

Liquidity and Financial Condition

The Company’s products are being developed and have not generated significant revenues. As a result, the Company has suffered recurring losses. These losses are expected to continue for an extended period of time. During fiscal 2015, the Company raised an aggregate of $119.7 million in equity offerings and has approximately $94.6 million in cash, cash equivalents and investments as of April 30, 2016.

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

The Company recognizes revenue from milestone payments received under collaboration agreements when earned, provided that the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, the Company has no further performance obligations relating to the event and collection is reasonably assured. If these criteria are not met, the Company recognizes milestone payments ratably over the remaining period of the Company’s performance obligations under the collaboration agreement. All such recognized are included in collaborative licensing and development revenue in the Company’s statements of operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of April 30, 2016 and October 31, 2015, the Company had approximately $39.6 million and $62.8 million, respectively, in cash equivalents.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts (checking) that at times exceed federally insured limits. Approximately $44.1 million is subject to credit risk at April 30, 2016. However, these cash balances are maintained at creditworthy financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

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

Net Loss per Share

Basic net income or loss per common share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share give effect to dilutive options, warrants, convertible debt and other potential Common Stock outstanding during the period. In the case of a net loss the impact of the potential Common Stock resulting from warrants, outstanding stock options and convertible debt are not included in the computation of diluted loss per share, as the effect would be anti-dilutive. In the case of net income, the impact of the potential Common Stock resulting from these instruments that have intrinsic value are included in the diluted earnings per share. The table sets forth the number of potential shares of Common Stock that have been excluded from diluted net loss per share.

	As of April 30,
	2016	2015
Warrants	3,110,575	3,862,273
Stock Options	3,351,794	798,357
Convertible Debt (using the if-converted method)	-	1,576
Total	6,462,369	4,662,206

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

Recent Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which is a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which defers the implementation of this new standard to be effective for fiscal years beginning after December 15, 2017. Early adoption is permitted effective January 1, 2017. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard pursuant to ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which amend certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. We are currently evaluating which transition approach we will utilize and the impact of adopting this accounting standard on our unaudited Condensed Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting ASU 2016-02 on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU makes targeted amendments to the accounting for employee share-based payments. This guidance is to be applied using various transition methods such as full retrospective, modified retrospective, and prospective based on the criteria for the specific amendments as outlined in the guidance. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted, as long as all of the amendments are adopted in the same period. The Company has evaluated this standard and has chosen early adoption effective March 30, 2016. This ASU has not had a material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying condensed financial statements.

3. INVESTMENTS

The following table summarizes the Company’s investment securities at amortized cost as of April 30, 2016 and October 31, 2015:

	April 30, 2016
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Certificates of Deposit	$13,331,551	$-	$-	$13,331,551
Domestic Governmental Agency Loans	27,808,036	2,642	843	27,809,835
U.S Treasury Notes	8,511,745	3,030	-	8,514,775
Total short-term investment securities	$49,651,332	$5,672	$843	$49,656,161

	October 31, 2015
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Certificates of Deposit	$12,628,880	$-	$-	$12,628,880
Domestic Governmental Agency Loans	27,951,633	5,827	5,979	27,951,481
U.S Treasury Notes	5,013,982	700	262	5,014,420
Total short-term investment securities	$45,594,495	$6,527	$6,241	$45,594,781

All of the Company’s investments mature within the next 12 months.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	April 30, 2016	October 31, 2015
Leasehold Improvements	$267,726	$237,209
Laboratory Equipment	848,956	532,249
Furniture and Fixtures	351,283	331,500
Computer Equipment	82,010	48,745
Construction Progress	419,541	80,538
Total Property and Equipment	1,969,516	1,230,241
Accumulated Depreciation and Amortization	(238,121)	(142,997)
Net Property and Equipment	$1,731,395	$1,087,244

Depreciation expense for the three and six months ended April 30, 2016 and 2015 was $49,090, $95,124, $7,246 and $14,148, respectively.

5. INTANGIBLE ASSETS

Pursuant to our license agreement with the University of Pennsylvania (“Penn”), the Company is billed actual patent expenses as they are passed through from Penn and are billed directly from our patent attorney. The following is a summary of intangible assets as of the end of the following fiscal periods:

	April 30, 2016	October 31, 2015
License	$776,992	$651,992
Patents	4,229,930	3,898,493
Total intangibles	5,006,922	4,550,485
Accumulated Amortization	(1,314,196)	(1,195,452)
Intangible Assets	$3,692,726	$3,355,033

The expirations of the existing patents range from 2016 to 2032 but the expirations can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. No patent applications with future value were abandoned or expired and charged to expense in the six months ended April 30, 2016 or 2015. Amortization expense for licensed technology and capitalized patent costs is included in research and development expenses and aggregated $60,798, $118,744, $50,389 and $98,692 for the three and six months ended April 30, 2016 and 2015, respectively.

Estimated amortization expense for the next five years is as follows:

Year ended October 31,

2016 (Remaining)	$122,000
2017	244,000
2018	244,000
2019	244,000
2020	244,000

6. ACCRUED EXPENSES:

The following table represents the major components of accrued expenses:

	April 30, 2016	October 31, 2015
Salaries and Other Compensation	$1,482,819	$1,698,371
Vendors	1,230,923	1,000,579
Professional Fees	450,876	272,058
Withholding Taxes Payable	171,887	220,933
	$3,336,505	$3,191,941

7. SHORT-TERM CONVERTIBLE NOTES & FAIR VALUE OF EMBEDDED DERIVATIVE

During April 2016, the last remaining promissory note of $29,549 was converted into 1,481 shares of common stock at the $18.75 conversion price per the promissory note agreement.

8. DERIVATIVE INSTRUMENTS

Warrants

A summary of changes in warrants for the six months ended April 30, 2016 is as follows:

	Number of	Weighted-Average
	Warrants	Exercise Price
Outstanding Warrants at October 31, 2015:	3,241,466	$5.07
Issued	-	$-
Exercised	(122,661)	$5.01
Expired	(8,230)	$18.75
Outstanding Warrants at April 30, 2016	3,110,575	$5.04

At April 30, 2016, the Company had approximately 3.09 million of its total 3.11 million outstanding warrants classified as equity (equity warrants). At October 31, 2015, the Company had approximately 3.22 million of its total 3.24 million outstanding warrants classified as equity (equity warrants). At issuance, equity warrants are recorded at their relative fair values, using the Relative Fair Value Method, in the shareholders’ equity section of the balance sheet. The equity warrants can only be settled through the issuance of shares and are not subject to anti-dilution provisions.

Warrant Liability

At April 30, 2016, the Company had approximately 18,000 of its total approximately 3.11 million outstanding warrants classified as liability warrants (liability warrants). As of October 31, 2015, the Company had approximately 18,000 of its total approximately 3.24 million total warrants classified as liabilities (liability warrants). The Company utilizes the BSM to calculate the fair value of these warrants at issuance and at each subsequent reporting date. The liability warrants contain a cash settlement provision in the event of a fundamental transaction (as defined in the Common Stock purchase warrant). Any changes in the fair value of the warrant liability (i.e. - the total fair value of all outstanding liability warrants at the balance sheet date) between reporting periods will be reported on the statement of operations.

At April 30, 2016 and October 31, 2015, the fair value of the warrant liability was $39,337 and $89,211, respectively. For the three months ended April 30, 2016 and 2015, the Company reported a gain of $592 and a loss of $23,236, respectively, due to changes in the fair value of the warrant liability. For the six months ended April 30, 2016 and 2015, the Company reported a gain of $49,874 and a loss of $287,307, respectively, due to changes in the fair value of the warrant liability. In determining the fair value of the warrant liability at April 30, 2016 and October 31, 2015, the Company used the following inputs in its BSM:

	April 30, 2016	October 31, 2015
Exercise Price	$ 10.63-18.75	$ 10.63-18.75
Stock Price	$7.74	$11.09
Expected term	1.02-1.26 years	1.52-1.76 years
Expected Volatility	98.24%-98.45%	93.87%-95.00%
Risk Free Interest Rate	0.56%	.075%

Exercise of Warrants

During the six months ended April 30, 2016, warrants to purchase 122,661 shares of common stock were exercised, which resulted in cash proceeds of $614,368.

As of April 30, 2016, there were outstanding warrants to purchase 3,110,575 shares of the Company’s Common Stock with exercise prices ranging from $3.75 to $18.75 per share.

As of April 30, 2016, the aggregate intrinsic value of outstanding warrants was approximately $8,476,000.

9. SHARE BASED COMPENSATION

Employment Agreements

Management voluntarily purchases restricted stock directly from the Company at market price. The respective stock purchases occur on the last trading day of each month. This voluntary election is outlined in each of Daniel J. O’Connor, Chief Executive Officer and President, Gregory T. Mayes, Executive Vice President, Chief Operating Officer, Robert G. Petit, Executive Vice President, Chief Scientific Officer, and Sara M. Bonstein, Senior Vice President, Chief Financial Officer and Secretary, (each an “Executive”), employment agreements. The table below reflects the purchases of each Executive:

	ANNUALIZED
	Annual Amount	For the Six Months Ended April 30, 2016
	to be Purchased	Gross Purchase		Net Purchase
Executive	$	$	# of shares	$	# of shares
Daniel J. O’Connor	$116,410	$54,998	6,948	$36,033	4,492
Gregory T. Mayes	$27,794	$13,589	1,692	$10,400	1,293
Robert G. Petit	$28,704	$13,922	1,739	$9,886	1,227
Sara M. Bonstein	$25,420	$12,167	1,528	$9,333	1,169

For the three months ended April 30, 2016, the Company recorded stock compensation expense of $56,926 in the statement of operations for the portion of management salaries voluntarily paid in stock representing 8,028 shares of its Common Stock (5,785 shares on a net basis after employee payroll taxes). For the three months ended April 30, 2015, the Company recorded a similar stock compensation expense of $43,925 in the statement of operations representing 3,474 shares of its Common Stock (3,129 shares on a net basis after employee payroll taxes).

For the six months ended April 30, 2016, the Company recorded stock compensation expense of $121,257 in the statement of operations for the portion of management salaries voluntarily paid in stock representing 15,088 shares of its Common Stock (10,732 shares on a net basis after employee payroll taxes). For the six months ended April 30, 2015, the Company recorded a similar stock compensation expense of $90,088 in the statement of operations representing 11,305 shares of its Common Stock (10,182 shares on a net basis after employee payroll taxes).

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

Executives were entitled to receive a performance-based year-end cash bonus. For the six months ended April 30, 2015, the executive officers voluntarily elected to receive a portion of their year-end performance bonus (with a total fair value of approximately $418,000) in the aggregate amount of 125,411 shares of the Company’s Common Stock (98,603 on a net basis after employee payroll taxes).

Restricted Stock Units (RSUs)

A summary of the Company’s RSU activity and related information for the six months ended April 30, 2016 is as follows:

	Number of	Weighted-Average
	RSUs	Grant Date Fair Value
Balance at October 31, 2015:	1,069,335	$10.89
Granted	288,297	$8.40
Vested	(449,467)	$7.76
Cancelled	(99,980)	$19.34
Balance at April 30, 2016	808,185	$10.69

As of April 30, 2016, there was approximately $7,027,000 of unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a remaining weighted average vesting period of approximately 1.15 years.

As of April 30, 2016, the aggregate intrinsic value of non-vested RSUs was approximately $814,000.

Employee Stock Awards

Common Stock issued to executives and employees related to vested incentive retention awards, employment inducements and employee excellence awards totaled 134,239 and 129,583 shares (83,665 shares on a net basis after employee taxes) for the three months ended April 30, 2016 and 2015, respectively. Total stock compensation expense associated with these awards for the three months ended April 30, 2016 and 2015 was $876,228 and $1,138,471, respectively.

Common Stock issued to executives and employees related to vested incentive retention awards, employment inducements and employee excellence awards totaled 372,368 shares and 163,678 shares (111,231 shares on a net basis after employee taxes) during the six months ended April 30, 2016 and 2015, respectively. Total stock compensation expense associated with these awards for the six months ended April 30, 2016 and 2015 was $2,733,304 and $1,272,170, respectively.

Furthermore, non-executive employees were entitled to receive a performance-based year-end cash bonus. Several non-executive employees voluntarily requested to be paid all or a portion of their cash bonus in the Company’s Common Stock instead of cash. During the six months ended April 30, 2016, the total fair value of these equity purchases were $102,022, or 9,150 shares of the Company’s Common Stock. During the six months ended April 30, 2015, the total fair value of these equity purchases were $67,671, or 20,322 shares of the Company’s Common Stock (14,300 on a net basis after employee payroll taxes).

Director Stock Awards

Common stock issued to Directors for compensation related to board and committee membership totaled 61,767 and 23,955 shares for the three months ended April 30, 2016 and 2015, respectively. Total stock compensation expense associated with these awards for the three months ended April 30, 2016 and 2015 was $311,205 and $96,540, respectively.

Common stock issued to Directors for compensation related to board and committee membership totaled 93,534 and 215,895 shares (202,468 shares on a net basis after taxes) for the six months ended April 30, 2016 and 2015, respectively. Total stock compensation expense associated with these awards for the six months ended April 30, 2016 and 2015 was $622,410 and $703,079, respectively.

Stock Options

A summary of changes in the stock option plan for the six months ended April 30, 2016 is as follows:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at October 31, 2015:	1,981,939	$13.78
Granted	1,385,000	$12.81
Exercised	-	$-
Expired	(15,145)	$29.69
Outstanding at April 30, 2016	3,351,794	$13.31
Vested and Exercisable at April 30, 2016	1,353,109	$13.54

Total compensation cost related to the Company’s outstanding stock options, recognized in the statement of operations for the three months ended April 30, 2016 and 2015, was $3,280,517 and $4,717,831, respectively. For the six months ended April 30, 2016 and 2015, compensation cost related to the Company’s outstanding stock options was $9,952,502 and $4,864,686, respectively.

During the six months ended April 30, 2016, 1,385,000 options were granted with a total grant date fair value of $14,837,970. During the six months ended April 30, 2015, 400,798 options were granted with a total grant date fair value of $4,656,000.

As of April 30, 2016, there was approximately $24,604,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 1.45 years.

As of April 30, 2016, the aggregate intrinsic value of vested and exercisable options was approximately $57,000.

In determining the fair value of the stock options granted during the six months ended April 30, 2016 and 2015, the Company used the following inputs in its BSM:

Six Months Ended
	April 30, 2016	April 30, 2015
Expected Term	5.51-6.51 years	5-10 years
Expected Volatility	109.23%-115.25%	110.25%-154.54%
Expected Dividends	0%	0%
Risk Free Interest Rate	1.65%-2.00%	1.41%-2.27%

Shares Issued to Consultants

During the three months ended April 30, 2016, 65,893 shares of Common Stock valued at $570,001 were issued to consultants for services, of which $302,300 represented shares issued for amounts previously accrued. The Company recorded a liability on its balance sheet for $40,000 for shares earned pursuant to consulting agreements but not delivered. During the three months ended April 30, 2015, 123,650 shares of Common Stock valued at $1,585,907 were issued to consultants for services. The common stock share values were based on the dates the shares vested.

During the six months ended April 30, 2016, 89,017 shares of Common Stock valued at $845,088 were issued to consultants for services, of which $55,000 represented shares issued for amounts previously accrued. The Company recorded a liability on its balance sheet for $40,000 for shares earned pursuant to consulting agreements but not delivered. During the six months ended April 30, 2015, 243,650 shares of Common Stock valued at $2,377,907 were issued to consultants for services. The common stock share values were based on the dates the shares vested.

The following table summarizes share-based compensation expense included in the Statement of Operations by expense category for the six months ended April 30, 2016 and 2015, respectively:

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
Research and development	$967,705	$2,077,643	$6,074,343	$2,391,563
General and administrative	3,864,872	5,505,029	8,287,240	7,402,214
Total	$4,832,577	$7,582,672	$14,361,583	$9,793,777

10. COMMITMENTS AND CONTINGENCIES:

Legal Proceedings

Knoll

On August 21, 2015, Knoll Capital Management L.P. (“KCM”) filed a complaint against the Company in the Delaware Court of Chancery. The complaint alleges the existence of an oral agreement for the purchase by Knoll from the Company of 1,666,666.67 shares of Company stock at a price of $3.00 per share. KCM alleges that the Company breached this alleged agreement and seeks specific performance or, alternatively, money damages for breach of contract. KCM served the Company with the complaint on August 31, 2015, and then served an amended complaint on October 16, 2015. The Company moved to dismiss the amended complaint on October 26, 2015 and that motion was denied on January 29, 2016. The Company filed an answer to the amended complaint on February 12, 2016. The Company intends to defend itself vigorously.

Larkin and Bono

On July 27, 2015, a derivative complaint was filed by a purported Company shareholder in the Court of Chancery of the State of Delaware against certain of the Company’s officers and directors styled Timothy Larkin v. O’Connor, et al., Case No. 11338-CB (Del. Ch. July 27, 2015) (the “Larkin Action”). The Larkin Action was brought derivatively on behalf of the Company, which is also named as a nominal defendant. On August 20, 2015, a related derivative complaint was filed by a purported Company shareholder in the United States District Court for the District of New Jersey against the same defendants styled David Bono v. O’Connor, et al., Case No. 3:15-CV-006326-FLW-DEA (D.N.J. Aug. 20, 2015) (the “Bono Action”). Both complaints are based on general allegations related to certain stock options granted to the individual defendants and generally allege counts for breaches of fiduciary duty and unjust enrichment. The Bono complaint alleges additional claims for violation of Section 14(a) of the Securities Exchange Act of 1934 and for waste of corporate assets. Both complaints seek damages and costs of an unspecified amount, disgorgement of compensation obtained by the individual defendants, and injunctive relief.

Defendants filed motions to dismiss in both actions. On March 22, 2016, the Delaware Court of Chancery issued a partial ruling on the motion to dismiss in the Larkin Action. The court denied the motion to dismiss as to the breach of fiduciary duty and unjust enrichment claim against the three members of the Compensation Committee, but expressly reserved ruling on the disclosure claim against all defendants and the breach of fiduciary duty and unjust enrichment claims against the other eight individual defendants. On May 23, 2016, the United States District Court for the District of New Jersey issued an opinion and order granting in part and denying in part defendants’ motion to dismiss. The court denied the motion to dismiss as to the breach of fiduciary duty claim and unjust enrichment claim against the three members of the Compensation Committee, but dismissed without prejudice the breach of fiduciary duty and unjust enrichment claims against the other eight individual defendants. The court dismissed without prejudice the Section 14(a) disclosure claim and waste claims against all defendants.

At this stage of each proceeding, the Company does not express any opinion as to the likely outcome, but the Company intends to defend each action vigorously.

The Company is from time to time involved in legal proceedings in the ordinary course of its business. The Company does not believe that any of these claims and proceedings against it is likely to have, individually or in the aggregate, a material adverse effect on its financial condition or results of operations.

Clinical Trial Collaboration Agreement

On February 3, 2016, the Company entered into a Co-Development and Commercialization Agreement (the “Agreement”) with Especificos Stendhal SA de CV (“Stendhal”), for Advaxis’ lead Lm Technology™ immunotherapy, AXAL, in HPV-associated cancers. Under the terms of the Agreement, Stendhal will pay $10 million towards the expense of AIM2CERV, a planned global Phase 3 clinical trial in women with high-risk, locally advanced cervical cancer. This payment will be made over the duration of the trial and covers a significant portion of the total planned study costs. Stendhal will also work with the Company to complete the clinical trial of AXAL in Mexico, Brazil, Colombia and other investigational sites in Latin American countries. Stendhal will manage and is responsible for the costs associated with the regulatory approval process, promotion, commercialization and market access for AXAL in these markets. Upon approval and commercialization of AXAL, Advaxis and Stendhal will share profits on a pre-determined basis.

Operating Leases

The Company’s corporate offices are currently located at 305 College Road East, Princeton, New Jersey 08540. On February 1, 2016, the Company entered into an amendment to its office lease. The amendment increased the leased space by approximately 25,000 square feet to a total of approximately 44,000 square feet. The additional space will allow the Company to expand manufacturing, testing, and product development capabilities, accelerate execution of pipeline related projects, strengthen the supply chain, and continue to ensure reliable and cost competitive supply of product. The lease term was extended by three years and is now scheduled to expire on November 30, 2025. The Company paid an additional security deposit of $100,061. The amended lease requires an annual rent of approximately $893,000 with annual increases in increments between 2% and 11% throughout the remainder of the lease. The lease amendment contains a six month rent abatement period that started in February 2016, and a reduced lease rate for four months starting in August 2016. Rent expense will be recognized on a straight line basis over the term of the lease. The Company plans to continue to rent necessary offices and laboratories to support its business.

Future minimum payments of the Company’s operating leases are as follows:

Year ended October 31,

2016 (Remaining)	$250,046
2017	893,452
2018	954,868
2019	1,014,888
2020	1,129,925
Thereafter	6,474,860

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

● Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities.

The following table provides the liabilities carried at fair value measured on a recurring basis as of April 30, 2016 and October 31, 2015:

April 30, 2016	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $10.63 - $18.75 from May 2016 through August 2017	$-	$-	$39,337	$39,337

October 31, 2015	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $10.63 - $18.75 from November 2015 through August 2017	$-	$-	$89,211	$89,211

Common stock warrant liability:

April 30, 2016
Beginning balance: October 31, 2015	$89,211
Change in fair value	(49,874)

Balance at April 30, 2016	$39,337

12. SUBSEQUENT EVENTS

On May 2, 2016, the Company issued 4,687 shares of Common Stock to the Board of Directors, which represents a portion of their quarterly retainer fees.

On May 4, 2016, the Company issued 20,550 shares of Common Stock to accredited investors as payment for consulting services.

From May 1, 2016 to the date the financial statements were issued, the Company issued 23,750 shares of Common Stock, which represents inducement grants to employees.

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

AXAL Franchise

AXAL is an Lm-LLO immunotherapy directed against HPV and designed to target cells expressing the HPV. It is currently under investigation or planned investigation in four HPV-associated cancers: cervical cancer, head and neck cancer, anal cancer, and lung cancer, either as a monotherapy or in combination.

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

We completed a randomized Phase 2 clinical study (Lm-LLO-E7-15), conducted exclusively in India, in 110 women with recurrent/refractory cervical cancer. The final results were presented at the 2014 American Society of Clinical Oncology (“ASCO”) Annual Meeting, and showed that 32% (35/109) of patients were alive at 12 months, 22% (24/109) of patients were Long-term Survivors (“LTS”) alive greater than 18 months, and 18% (16/91) evaluable with adequate follow-up) of patients were alive for more than 24 months. Of the 109 patients treated in the study, LTS included not only patients with tumor shrinkage but also patients who had experienced stable disease or increased tumor burden. 17% (19/109) of the patients in the trial had recurrence of disease after at least two prior treatments for their cervical cancer; these patients comprised 8% (2/24) of LTS. Among the LTS, 25% (3/12) of patients had a baseline ECOG performance status of 2, a patient population that is often times excluded from clinical trials. Furthermore, a 10% objective response rate (including 5 complete responses and 6 partial responses) and a disease control rate of 38% (42/109) were observed. The addition of cisplatin chemotherapy to AXAL in this study did not significantly improve overall survival or objective tumor response (p =0.9981).

In this study, 109 patients received 254 doses of AXAL. AXAL was found to be well tolerated with 38% (41/109) of patients experiencing mild to moderate Grade 1 or 2 transient adverse events associated with infusion; 1 patient experienced a Grade 3 Serious Adverse Events (“SAE”). All observed treatment related adverse events either self-resolved or responded readily to symptomatic treatment.

We have completed an End-of-Phase 2 (“EOP2”) meeting with the FDA. The purpose of the EOP2 meeting was to discuss AXAL preclinical data, Chemistry, Manufacturing and Controls (“CMC”), and clinical program, prior to moving AXAL forward into a registrational trial in cervical cancer. At the meeting, the FDA provided guidance on our CMC activities and clinical development plan. We have submitted our Phase 3 protocol under a Special Protocol Assessment (“SPA”) request to the FDA. The SPA request included specific questions from Advaxis to facilitate a meaningful dialogue with the FDA on the proposed study design. We have received back from FDA comments and considerations for incorporation into our study design. Additional rounds of review may occur, which can extend the review period and be beneficial in reaching agreement with the FDA on design elements. Based on the FDA’s feedback, we may reach final agreement with FDA or may decide to incorporate the advice into the design of the Phase 3 clinical study without undergoing additional rounds of review. FDA’s assessment of the SPA request, and all related feedback, are valuable in the development of AXAL. Contingent upon the outcome of the forgoing, we plan to initiate, in collaboration with the GOG/NRG Oncology, an independent international non-profit organization with the purpose of promoting excellence in the quality and integrity of clinical and basic scientific research in the field of gynecologic malignancies, a registrational clinical trial in cervical cancer in 2016 to support a Biologics License Application (“BLA”) submission in the U.S. and in other territories around the world.

The planned registrational clinical trial will be a Phase 3 study of adjuvant AXAL, following primary treatment with chemoradiation, in patients with high-risk locally advanced cervical cancer compared to placebo alone. This study will evaluate both the time it takes for the cancer to recur as well as the overall survival. Our goal is to develop a treatment to prevent or reduce the risk of recurrence of cervical cancer after primary treatment interventions.

Biocon Limited (“Biocon”), our co-development and commercialization partner for AXAL in India and key emerging markets, filed a Marketing Authorization Application (“MAA”) for licensure of this immunotherapy in India. The Drug Controller General of India (“DCGI”) accepted this MAA for review. The filing of the MAA was driven by several factors: (i) results from the Lm -LLO-E7-15 Phase 2 trial indicated that AXAL was well tolerated and showed significant clinical activity in recurrent/refractory cervical cancer; (ii) cervical cancer is the second most common cancer among Indian women (according to WHO, there are 122,844 new cases per year with 67,544 deaths reported); and (iii) current treatment options for non-operable refractory/recurrent disease are limited in India. As part of the MAA review process, Biocon met with the Scientific Expert Committee (the “Committee”). The Committee indicated that proof of concept for this novel immunotherapy has been established. The Committee advised Biocon to obtain data from a Phase 3 clinical trial in patients with recurrent cervical cancer who have failed prior chemo and radiation therapy. The face-to-face interaction with the Committee provided Biocon and Advaxis with valuable insight for future development and the companies are evaluating next steps.

We are conducting a Phase 1/2 trial evaluating higher doses and repeat cycles of AXAL in patients with recurrent cervical cancer. This study successfully escalated to higher dose levels of 5x109 CFU and 1x1010 CFU without achieving a maximum tolerated dose.  Side effects noted at these higher dose levels were generally consistent with those observed at the lower dose level, other than a higher occurrence rate of predominantly Grade 2/3 hypotension. The Company believes it has gained a sufficient understanding of the safety profile of higher dose levels based on result from this as well as other ongoing Advaxis studies.   As a result, the Company has elected not to enroll any additional patients into this study.

We have entered into a clinical trial collaboration agreement with MedImmune, the global biologics research and development arm of AstraZeneca, and are conducting a Phase 1/2, open-label, multicenter, two-part study to evaluate the safety and immunogenicity of our investigational Lm -LLO cancer immunotherapy, AXAL, in combination with MedImmune’s investigational anti-PD-L1 immune checkpoint inhibitor, durvalumab, as a combination treatment for patients with metastatic squamous or non-squamous carcinoma of the cervix and metastatic HPV-associated Squamous Cell Carcinoma of the Head and Neck (“SCCHN”). For the AXAL and durvalumab dose escalation portion of the study, Cohort 1 has been completed allowing for advancement to the next dose level. Once the dose escalation has been completed, the recommended combination dose will be advanced further into the study.

The GOG Foundation, Inc. (now a member of NRG Oncology), under the sponsorship of the Cancer Therapy Evaluation Program (“CTEP”) of the National Cancer Institute (“NCI”), is independently conducting GOG-0265, an open-label, single arm Phase 2 study of AXAL in persistent or recurrent cervical cancer (patients must have received at least 1 prior chemotherapy regimen for the treatment of their recurrent/metastatic disease, not including that administered as a component of primary treatment) at 21 clinical sites in the U.S. The first stage of enrollment in GOG-0265 has successfully been completed with 26 patients treated and has met the predetermined safety and efficacy criteria required to proceed into the second stage of patient enrollment. Clinical data from the first stage of GOG-0265 was presented at the American Gynecological & Obstetrical Society (“AGOS”) annual meeting on September 17, 2015. Overall survival at 12 months was 38.5% (10/26) (the predefined criteria for 12-month survival was ≥20%), and, among patients who had received the full treatment regimen of 3 doses of AXAL, the 12-month survival rate was 55.6% (10/18). The adverse events observed in the first stage of the study have been consistent with those reported in other clinical studies with AXAL. It was well-tolerated, with Grade 1-2 fatigue, chills, and fever the most commonly reported Adverse Events (“AE”); six patients experienced a treatment-related Grade 3 or Grade 4 AE, which was considered possibly-related to AXAL. The second stage of the study began enrollment in February 2015 and includes a protocol amendment to allow patients to continue to receive repeat cycles of therapy until disease progression.  Stage 2 enrollment ceased upon the clinical hold in October 2015. Patients enrolled in Stage 2 are available for evaluation, however, Advaxis and the GOG Foundation/NRG Oncology agreed to re-enroll a new cohort of Stage 2 patients to GOG-0265 in order to obtain a complete cohort of data for Stage 2 and final analysis. Preliminary findings from patients initially enrolled in Stage 2 of GOG-0265, noting data generally consistent with findings in Stage 1 despite a more heavily bevacizumab pre-treated population, will be presented at the American Society of Clinical Oncology (“ASCO”) annual meeting.

AXAL has received FDA orphan drug designation for invasive Stage II-IV cervical cancer.

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

The safety and immunogenicity of AXAL is being evaluated in a Phase 2 study under an investigator-sponsored IND at Mount Sinai and Baylor College of Medicine in a pre-surgery “window of opportunity” trial in patients with HPV-positive head and neck cancer. This clinical trial is the first study to evaluate the immunologic and pathologic effects of AXAL in patients when they are initially diagnosed with HPV-associated head and neck cancer. Preliminary clinical data from this trial was presented at the American Association of Cancer Research (“AACR”) annual meeting on April 18, 2016. The data presented showed that, among the eight enrolled AXAL - treated patients, HPV E7- and/or E6-specific T cell responses increased in the peripheral blood in five of the study patients. Increased infiltration of both CD4+ and CD8+ T cells were observed in the Tumor Immune Microenvironment (“TME”) of four patients, with a reduction of FOXP3+ regulatory T cells within the tumors of 3/6 patients. Increased T cell responses to HPV E6 supports enhanced immune activity against additional tumor targets. Changes to the TME included cytotoxic T cell infiltration into the post-resection tumor, increased immune activation, a reduction of regulatory T cells, infiltration of cytotoxic T cells, and increased expression of inflammatory activation markers. In addition, fluctuations of circulating serum cytokine (IL-15, IL-9, TNfa, IL-2 and MIP-1b) levels were observed potentially suggesting consumption by activated T cells and migration of T cells to the TME.

As stated above, we have entered into a clinical trial collaboration agreement with MedImmune to collaborate on a Phase 1/2, open-label, multicenter, two part study to evaluate safety and immunogenicity of durvalumab (MEDI4736) in combination with AXAL as a combination treatment for patients with metastatic squamous or non-squamous carcinoma of the cervix and metastatic HPV-associated SCCHN.

AXAL has received FDA orphan drug designation for HPV-associated head and neck cancer.

Anal Cancer

According to the American Cancer Society, nearly all squamous cell anal cancers are linked to infection by HPV, the same virus that causes cervical cancer. According to the SEER database, approximately 7,500 new cases will be diagnosed in the United States in 2016.

The safety and efficacy of AXAL is being evaluated in a Phase 2 study under an investigator-sponsored IND by Brown University in patients with high-risk locally advanced anal cancer. Preliminary data indicates all patients who have completed the treatment regimen have experienced a six-month complete response, with no disease recurrence. In consideration of these preliminary data, the investigator at Brown University is evaluating the opportunity to transition this study into a NCI-funded cooperative group trial to evaluate the safety and efficacy of AXAL in a pivotal Phase 2/3 anal cancer trial, to be conducted by NRG Oncology. In advance of the foregoing, we have entered into a clinical trial collaboration agreement with the Radiation Therapy Oncology Group (“RTOG”) Foundation for the conduct of such study.

We plan to enroll patients in a Company sponsored Phase 2 study in patients with persistent/recurrent, loco-regional or metastatic squamous cell carcinoma of the anorectal canal in 2016.

AXAL has received FDA and EMA orphan drug designation for anal cancer.

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

ADXS-PSA is an Lm -LLO immunotherapy designed to target the PSA antigen commonly overexpressed in prostate cancer.

We have entered into a clinical trial collaboration and supply agreement with Merck & Co. (“Merck”) to evaluate the safety and efficacy of ADXS-PSA as monotherapy and in combination with KEYTRUDA® (pembrolizumab), Merck’s anti PD-1 antibody, in a Phase 1/2, open-label, multicenter, two part study in patients with previously treated metastatic, castration-resistant prostate cancer.  For the ADXS-PSA monotherapy dose escalation portion of the study, we successfully escalated to higher dose levels of 5x109 CFU and 1x1010 CFU without achieving a maximum tolerated dose.  Side effects noted at these higher dose levels were generally consistent with those observed at the lower dose level, other than a higher occurrence rate of predominantly Grade 2/3 hypotension. The Company believes it has gained a sufficient understanding of the safety profile of higher dose levels  based on result from this as well as other ongoing Advaxis studies. Additional patients at the 1x109 CFU dose level will be enrolled to complete the dose escalation phase of the study.  After ensuring adequate safety of this dose in the prostate cancer patient population, the study will proceed into the combination phase.

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

ADXS-HER2 has received FDA and EMA orphan drug designation for osteosarcoma and has received Fast Track designation from the FDA for patients with newly-diagnosed, non-metastatic, surgically-resectable osteosarcoma.

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

Under the direction of Dr. Nicola Mason, the University of Pennsylvania School of Veterinary Medicine is conducting studies in companion dogs evaluating the safety and efficacy of ADXS-HER2 in the treatment of naturally occurring canine osteosarcoma. In the initial study, the primary endpoint was to determine the maximum tolerated dose of ADXS-HER2. Secondary endpoints for the study were progression-free survival and overall survival. The findings of the Phase 1 clinical trial in dogs with osteosarcoma suggest that ADXS-HER2 is safe and well tolerated at doses up to 3.3 x 10 9 CFU with no evidence of significant cardiac, hematological, or other systemic toxicities. The study determined that ADXS-HER2 is able to delay or prevent metastatic disease and significantly prolong overall survival in dogs with osteosarcoma that had minimal residual disease following standard of care (amputation and follow-up chemotherapy). This work was recently published in the March 2016 issue of Clinical Cancer Research. Dogs receiving ADXS-HER2 following standard of care (n=18) had a progression free survival of 615 days and a median survival time of 956 days. These results compared favorably to a historical control group where the median survival time was 423 days. A second study conducted by Dr. Mason has evaluated the effects of combination palliative radiation with ADXS-HER2 on dogs with primary osteosarcoma who were unsuitable for amputation (n=15). Preliminary data was presented at the 2015 ACVIM Forum and showed that repeat doses of ADXS-HER2 administered after palliative radiation were well tolerated with no systemic or cardiac toxicity. In long-term follow-up, several dogs have experienced prolonged survival times ranging from 18 to 28 months.

On March 19, 2014, we entered into a definitive Exclusive License Agreement with Aratana Therapeutics Inc. (“Aratana”), where we granted Aratana an exclusive, worldwide, royalty-bearing license, with the right to sublicense, certain of our proprietary technology that enables Aratana to develop and commercialize animal health products that will be targeted for treatment of osteosarcoma and other cancer indications in animals. A product license request has been filed by Aratana for ADXS-HER2 (also known as AT-014 by Aratana) for the treatment of canine osteosarcoma with the USDA. Aratana received communication from the USDA in March 2015 stating that the previously submitted efficacy data for product licensure for AT-014 (ADXS-HER2), the cancer immunotherapy for canine osteosarcoma, was accepted and that it provides a reasonable expectation of efficacy that supports conditional licensure. While additional steps need to be completed, including in the areas of manufacturing and safety, Aratana anticipates that AT-014 could receive conditional licensure from the USDA in 2016. Aratana has been granted exclusive worldwide rights by us to develop and commercialize ADXS-HER2 in animals. Aratana is further responsible for the conduct of clinical research with ADXS-Survivin in canine/feline lymphoma, as well as pending investigations of two additional Advaxis constructs in animals.

ADXS-NEO Franchise (preclinical)

In February 2016, we had a productive pre-IND meeting with the FDA. Following this meeting, we intend to file an IND application for ADXS-NEO and to initiate Company-sponsored studies, as well as external collaborations, under a program entitled “MINE™” (My Immunotherapy Neo-Epitopes).

The goal of MINE™ is to use our Lm-LLO cancer immunotherapy technology to develop neo-epitope immunotherapies based on an individual patient’s tumor (“ADXS-NEO”). MINE™ will first focus on a preclinical study of our new construct approach to evaluate the immunologic effects and anti-tumor activity of a personalized immunotherapy in a mouse tumor model. We will use learnings from the MINE™ collaboration to identify and target neoepitopes using Lm -LLO technology and later develop patient specific immunotherapy constructs that incorporate the neoepitope sequences identified in the patient’s tumor cells. Clinical studies using ADXS-NEO are in development. Further, we have entered into a research collaboration with Memorial Sloan Kettering Cancer Center (“MSK”) to advance the study of neoepitope-based, personalized cancer therapy.

ADXS-TNBC Franchise (preclinical)

We are developing a construct that targets antigens specific to Triple-Negative Breast Cancer (“TNBC”), which accounts for approximately 15-20% of all diagnosed breast cancer cases and has not been amenable to targeted therapies directed toward estrogen, progesterone, or HER2 receptors. A majority of TNBC patients’ still exhibit poor outcomes, with only 30-45% of patients achieving a pathological complete response from conventional chemotherapeutic and radiation therapy. The heterogeneous nature of this cancer type, the presence of mutations in multiple pathways, and the development of resistance to single agents make combination therapy much more attractive and suggest the need for agents that address more than one antigen/target.

Lm-LLO Combination Franchise

AXAL and Durvalumab

As stated above, we have entered into a clinical trial collaboration agreement with MedImmune to conduct a Phase 1/2, open-label, multicenter, two part study to evaluate safety and immunogenicity of our investigational Lm- LLO cancer immunotherapy, AXAL, in combination with MedImmune’s investigational anti-PD-L1 immune checkpoint inhibitor, durvalumab (MEDI4736) for the treatment of patients with metastatic squamous or non-squamous carcinoma of the cervix and metastatic HPV-associated SCCHN. For the AXAL and durvalumab (MEDI4736) dose escalation portion of the study, Cohort 1 has been completed allowing for advancement to the next dose level. Once the dose escalation has been completed, the recommended combination dose will be advanced further into the study.

ADXS-PSA and KEYTRUDA® (pembrolizumab )

As stated above, we have entered into a clinical trial collaboration agreement with Merck to evaluate the safety and efficacy of ADXS-PSA as monotherapy and in combination with KEYTRUDA® (pembrolizumab), Merck’s anti PD-1 antibody, in a Phase 1/2, open-label, multicenter, two part study in patients with previously treated metastatic, castration-resistant prostate cancer.  For the ADXS-PSA monotherapy dose escalation portion of the study, we successfully escalated to higher dose levels of 5x109 CFU and 1x1010 CFU without achieving a maximum tolerated dose.  Side effects noted at these higher dose levels were generally consistent with those observed at the lower dose level, other than a higher occurrence rate of predominantly Grade 2/3 hypotension. The Company believes it has gained a sufficient understanding of the safety profile of higher dose levels  based on result from this as well as other ongoing Advaxis studies. Additional patients at the 1x109 CFU dose level will be enrolled to complete the dose escalation phase of the study.  After ensuring adequate safety of this dose in the prostate cancer patient population, the study will proceed into the combination phase.

Lm-LLO Immunotherapy (preclinical)

We have various preclinical collaborations with academic and other centers of excellence.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2016 AND 2015

Revenue

We did not record any revenue for the three months ended April 30, 2016 or 2015.

Research and Development Expenses

We make significant investments in research and development in support of our development programs both clinically and pre-clinically. Research and development costs are expensed as incurred and primarily include salary and benefit costs, third-party grants, fees paid to clinical research organizations, and supply costs. Research and development expense was approximately $8.8 million for the three months ended April 30, 2016, compared with approximately $6.2 million for the three months ended April 30, 2015, an increase of approximately $2.6 million. The increase was a result of higher third-party costs, specifically related to AXAL support in manufacturing and clinical trial expenses, for the Anal, Head & Neck, High Dose, Prostate and Cervical Cancer programs, as well as ADXS-PSA Phase 1/2 trial support. Furthermore, the increase was also a result of an increased number of employees to support the research and development initiatives.

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

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs for employees included in our finance, legal and administrative organizations, outside legal and professional services, and facilities costs. General and administrative expenses were approximately $6.8 million for the three months ended April 30, 2016, compared with approximately $7.6 million for the three months ended April 30, 2015, a decrease of approximately $0.8 million. A decrease of approximately $1.1 million in stock-based compensation attributable to awards that became fully vested during the prior period more than offset an increase in our employees. A decrease in non-cash investor relations costs of approximately $0.6 million was offset by an increase in facilities costs that resulted from an expansion in laboratory and office space.

Interest Income

Interest income was $70,389 for the three months ended April 30, 2016, compared with $14,503 for the three months ended April 30, 2015. Interest income earned for the three months ended April 30, 2016 reflected interest income earned on the Company’s held-to-maturity investments and savings account balance. Interest income earned for the three months ended April 30, 2015 reflected interest income earned on the Company’s savings account balance.

Changes in Fair Values

For the three months ended April 30, 2016, the Company recorded non-cash income from changes in the fair value of the warrant liability of $592 as the effect of the passage of time as the warrants moved three months closer to maturity offset a modest increase in our share price from $6.82 at January 31, 2016 to $7.74 at April 30, 2016.

For the three months ended April 30, 2015, the Company recorded non-cash expense from changes in the fair value of the warrant liability of $23,236 due to an increase in the fair value of liability warrants primarily resulting from a significant increase in our share price from $9.85 at January 31, 2015 to $16.81 at April 30, 2015, which was partially offset by the expiration of some warrants.

Other Expense

During the three months ended April 30, 2015, we recorded debt conversion expense of $6,599 as a result of inducing certain noteholders to convert their convertible promissory notes into common shares by offering conversion prices at a discount from the market price of the common stock.

Income Tax Expense

We did not record any income tax expense for the three months ended April 30, 2016 or 2015.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED APRIL 30, 2016 AND 2015

Revenue

During the six months ended April 30, 2016, the Company recorded revenue of $250,000 due to the receipt of an annual exclusive license fee from GBP for the development and commercialization of AXAL.

We did not record any revenue for the six months ended April 30, 2015.

Research and Development Expenses

We make significant investments in research and development in support of our development programs both clinically and pre-clinically. Research and development costs are expensed as incurred and primarily include salary and benefit costs, third-party grants, fees paid to clinical research organizations, and supply costs. Research and development expense was $21.8 million for the six months ended April 30, 2016, compared with $9.8 million for the six months ended April 30, 2015, an increase of $12.0 million. The increase was a result of higher third-party costs, specifically related to AXAL support in manufacturing and clinical trial expenses, for the Anal, Head & Neck, High Dose, Prostate and Cervical Cancer programs, as well as ADXS-PSA Phase 1/2 trial support. Stock based compensation for existing and past employees increased by approximately $3.7 million due to increases in the grant date fair value of stock awards and the number of awards. Moreover, the increase was also a result of an increased number of employees to support the research and development initiatives.

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

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs for employees included in our finance, legal and administrative organizations, outside legal and professional services, and facilities costs. General and administrative expense was $14.0 million for the six months ended April 30, 2016, compared with $10.8 million for the six months ended April 30, 2015, an increase of $3.2 million. There was an increase of approximately $3.1 million in compensation related expense, including a non-cash increase in stock based compensation costs of approximately $1.6 million, attributable to increases in our employees, the grant date fair value of stock awards and the number of awards. A decrease in non-cash investor relations costs of approximately $0.7 million was offset by an increase in facilities costs that resulted from an expansion in laboratory and office space.

Interest Income

Interest income was $142,189 for the six months ended April 30, 2016, compared with $20,739 for the six months ended April 30, 2015. Interest income earned for the six months ended April 30, 2016 reflected interest income earned on the Company’s held-to-maturity investments and savings account balance. Interest income earned for the six months ended April 30, 2015 reflected interest income earned on the Company’s savings account balance.

Changes in Fair Values

For the six months ended April 30, 2016, the Company recorded non-cash income from changes in the fair value of the warrant liability of $49,874 due to a decrease in the fair value of liability warrants primarily resulting from a decrease in our share price from $11.09 at October 31, 2015 to $7.74 at April 30, 2016.

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

Other Expense

During the six months ended April 30, 2015, we recorded debt conversion expense of $6,599 as a result of inducing certain noteholders to convert their convertible promissory notes into common shares by offering conversion prices at a discount from the market price of the common stock.

Income Tax Expense

During the six months ended April 30, 2016, we paid $50,000 in Taiwanese withholding taxes in connection with the revenue generated from an annual exclusive license fee from GBP. The taxes paid were offset by receipt of a net cash amount of $35,774 in excess of what was recorded as Income Tax Receivable at October 31, 2015 from the sale of our state NOLs and research and development tax credits for the period ended October 31, 2014.

Liquidity and Capital Resources

Our major sources of cash have been proceeds from various public and private offerings of our common stock, option and warrant exercises, and interest income. From October 2013 through April 2016, we raised approximately $166.5 million in gross proceeds from various public and private offerings of our common stock. We have not yet commercialized any drug, and we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, obtain regulatory approvals for our drug, successfully complete any post-approval regulatory obligations, successfully compete with other available treatment options in the marketplace, overcome any clinical holds that the FDA may impose and successfully manufacture and commercialize our drug alone or in partnership. We may continue to incur substantial operating losses even after we begin to generate revenues from our drug candidates. We believe our current cash position is sufficient to fund our business plan approximately through December 2017. The actual amount of cash that we will need to operate is subject to many factors.

Since our inception through April 30, 2016, the Company has reported accumulated net losses of approximately $169.5 million and recurring negative cash flows from operations. We anticipate that we will continue to generate significant losses from operations for the foreseeable future.

Cash used in operating activities for the six months ended April 30, 2016 was approximately $16.8 million (including proceeds from the sale of our state NOLs and Research and Development (R&D) tax credits of approximately $1.6 million) primarily from spending associated with our clinical trial programs and general and administrative spending.

Cash used in operating activities for the six months ended April 30, 2015 was approximately $9.1 million (including proceeds from the sale of our state NOLs and R&D tax credits of approximately $1.7 million) primarily from spending associated with our clinical trial programs and general and administrative spending.

Cash used in investing activities for the six months ended April 30, 2016 was approximately $5.4 million resulting from investments in held-to-maturity investments, purchases of property and equipment, construction of cleanroom and laboratory facilities, legal cost spending in support of our intangible assets (patents) and costs paid to Penn for patents.

Cash used in investing activities for the six months ended April 30, 2015 was approximately $344,000 resulting from legal cost spending in support of our intangible assets (patents) and costs paid to Penn for patents.

Cash provided by financing activities for the six months ended April 30, 2016 was approximately $538,000, resulting from approximately $614,000 in proceeds received on option and warrant exercises. This was partially offset by approximately $76,000 in taxes paid related to the net share settlement of equity awards.

Cash provided by financing activities for the six months ended April 30, 2015 was approximately $37.8 million, resulting primarily from registered direct offerings of 7,008,896 shares of our Common Stock resulting in net proceeds of $38.1 million. In addition, the Company received $0.3 million from the proceeds received on option and warrant exercises. This was partially offset by approximately $619,000 in taxes paid related to the net share settlement of equity awards.

Our capital resources and operations to date have been funded primarily with the proceeds from public, private equity and debt financings, NOL tax sales and income earned on investments and grants. We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future, due to the substantial investment in research and development. As of April 30, 2016 and October 31, 2015, we had an accumulated deficit of $169,517,980 and $134,054,259, respectively and shareholders’ equity of $95,193,297 and $115,598,875, respectively.

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

Tabular Disclosure of Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$10,718,040	$693,574	$1,909,736	$2,240,585	$5,874,145
Employment Agreements Subject to Annual Renewal	$1,378,594	$1,378,594
Consulting and other Services	$2,610,767	$1,776,180	$777,113	$57,474

We enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for preclinical studies and other services and products for operating purposes which are cancelable at any time by us, generally upon 30 days prior written notice. These payments are not included in this table of contractual obligations.

We are obligated to make future payments to third parties under in-license agreements, including sublicense fees, royalties and payments that become due and payable on the achievement of certain development and commercialization milestones. As the amount and timing of sublicense fees and the achievement and timing of these milestones are not probable and estimable, such commitments have not been included on our consolidated balance sheets or in the contractual obligations table above.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At April 30, 2016, the Company had approximately $94.6 million in cash, cash equivalents and investments, which consisted primarily of bank deposits, money market funds and short term investments such as certificates of deposit, domestic governmental agency loans and U.S treasury notes. The Company’s investment policy and strategy are focused on preservation of capital and supporting the Company’s liquidity requirements. The Company uses a combination of internal and external management to execute its investment strategy and achieve its investment objectives. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

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

Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On February 29, 2016 the Company issued 2,720 shares of Common Stock to management, pursuant to their Employment Agreements.

On March 31, 2016, the Company issued 1,578 shares of Common Stock to management, pursuant to their Employment Agreements.

On April 29, 2016 the Company issued 1,487 shares of Common Stock to management, pursuant to their Employment Agreements.

On May 4, 2016, the Company issued 20,550 shares of Common Stock to accredited investors as payment for consulting services.

On May 31, 2016, the Company issued 1,615 shares of Common Stock to management, pursuant to their Employment Agreements.

Treasury Share Repurchases

The following table represents treasury share repurchases during the three months ended April 30, 2016:

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
February 1, 2016 – February 29, 2016	42,682	$8.37	N/A	N/A
March 1, 2016 – March 31, 2016	22,943	$6.02	N/A	N/A
April 1, 2016 – April 30, 2016	24,739	$8.08	N/A	N/A
Total	90,364	$7.69	N/A	N/A

(1) Consists of shares repurchased by the Company for certain employees’ restricted stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of the restricted stock units.

ITEM 6. EXHIBITS

31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

* Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVAXIS, INC.
Registrant

Date: June 7, 2016	By:	/s/ Daniel J. O’Connor
Daniel J. O’Connor
Chief Executive Officer

	By:	/s/ Sara M. Bonstein
Sara M. Bonstein
Chief Financial Officer, Senior Vice President & Secretary

