Form 10-Q
period 2016-07-31
Advaxis, Inc.
filed 2016-09-08
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of August 31, 2016 was 39,844,118.

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVAXIS, INC.

CONDENSED BALANCE SHEETS

	July 31, 2016	October 31, 2015
ASSETS	(unaudited)
Current Assets:
Cash and Cash Equivalents	$29,742,196	$66,561,683
Investments – Held-to-Maturity	48,975,725	45,594,495
Interest Receivable	140,171	145,299
Prepaid Expenses	767,629	338,841
Income Tax Receivable	-	1,609,349
Deferred Expenses	4,364,275	749,790
Other Current Assets	28,830	15,116
Total Current Assets	84,018,826	115,014,573

Property and Equipment (net of accumulated depreciation)	2,962,264	1,087,244
Intangible Assets (net of accumulated amortization)	3,774,676	3,355,033
Other Assets	468,952	148,843

TOTAL ASSETS	$91,224,718	$119,605,693

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,576,511	$696,117
Accrued Expenses	4,265,077	3,191,941
Lease Incentive Obligation	40,226	-
Short Term Convertible Notes and Fair Value of Embedded Derivative	-	29,549
Total Current Liabilities	6,881,814	3,917,607

Deferred Rent	374,724	-
Lease Incentive Obligation – net of current portion	335,217	-
Common Stock Warrant Liability	32,997	89,211
Total Liabilities	7,624,752	4,006,818

Commitments and Contingencies

Shareholders’ Equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; Series B Preferred Stock; issued and outstanding 0 at July 31, 2016 and October 31, 2015. Liquidation preference of $0 at July 31, 2016 and October 31, 2015.	-	-
Common Stock - $0.001 par value; 65,000,000 shares authorized, 34,508,715 shares issued and 34,492,899 shares outstanding at July 31, 2016 and 33,591,882 shares issued and 33,574,963 shares outstanding at October 31, 2015.	34,509	33,592
Additional Paid-In Capital	269,701,357	249,807,303
Treasury Stock, at cost, 15,816 shares at July 31, 2016 and 16,919 shares at October 31, 2015.	(131,912)	(187,761)
Accumulated Deficit	(186,003,988)	(134,054,259)
Total Shareholders’ Equity	83,599,966	115,598,875
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$91,224,718	$119,605,693

The accompanying notes are an integral part of these condensed financial statements.

ADVAXIS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015

Revenue	$-	$-	$250,000	$-

Operating Expenses
Research and Development Expenses	10,142,232	7,342,360	31,965,596	17,156,047
General and Administrative Expenses	6,423,988	6,286,919	20,395,635	17,089,194
Total Operating Expenses	16,566,220	13,629,279	52,361,231	34,245,241

Loss from Operations	(16,566,220)	(13,629,279)	(52,111,231)	(34,245,241)

Other Income (expense):
Interest Income	73,872	34,869	216,061	55,608
Net changes in fair value of derivative liabilities	6,340	32,384	56,214	(254,923)
Other Expense	-	-	(201)	(6,599)
Net Loss before income taxes	(16,486,008)	(13,562,026)	(51,839,157)	(34,451,155)

Income Tax Expense	-	-	14,236	-

Net Loss	(16,486,008)	(13,562,026)	(51,853,393)	(34,451,155)

Net Loss per share, basic and diluted	$(0.48)	$(0.44)	$(1.52)	$(1.30)

Weighted Average Number of Shares Outstanding, Basic and Diluted	34,375,814	30,955,708	34,061,127	26,400,596

The accompanying notes are an integral part of these condensed financial statements.

ADVAXIS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended July 31,
	2016	2015

OPERATING ACTIVITIES
Net Loss	$(51,853,393)	$(34,451,156)
Adjustments to reconcile Net Loss to net cash used in operating activities:
Stock Compensation	19,369,948	15,836,492
(Gain) Loss on change in value of warrants and embedded derivative	(56,214)	254,923
Warrant expense	-	8,169
Gain on disposal of property and equipment	-	(10,000)
Employee Stock Purchase Plan	28,189	18,014
Depreciation of property and equipment	163,581	28,352
Amortization of intangible assets	183,184	151,108
Lease incentive obligation	375,443	-
Debt conversion expense	-	6,599
Amortization of premium on held-to-maturity investments	218,733	-
Change in operating assets and liabilities:
Interest receivable	5,128	-
Prepaid expenses	(428,788)	(183,724)
Income tax receivable	1,609,349	1,731,317
Other current assets	(13,714)	-
Deferred expenses	(3,614,485)	(185,719)
Other assets	(320,109)	(82,425)
Accounts payable and accrued expenses	2,817,033	1,794,438
Deferred rent	374,724	-
Net cash used in operating activities	(31,141,391)	(15,083,612)

INVESTING ACTIVITIES
Purchases of held-to-maturity investments	(24,248,963)	-
Proceeds from maturities and redemptions on held-to-maturity investments	20,649,000	-
Purchase of property and equipment	(2,003,804)	(316,671)
Cost of intangible assets	(602,827)	(525,653)
Net cash used in investing activities	(6,206,594)	(842,324)

FINANCING ACTIVITIES
Proceeds from exercise of options	-	58,400
Proceeds from exercise of warrants	614,368	2,329,708
Net proceeds of issuance of Common Stock	-	94,788,419
Tax withholdings paid related to net share settlement of equity awards	(52,752)	(1,715,111)
Treasury stock purchased to pay employee withholdings on equity awards	(1,926,763)	-
Treasury stock sold to pay for employee tax withholdings on equity awards	1,893,645	-
Net cash provided by financing activities	528,498	95,461,416
Net (decrease) increase in cash and cash equivalents	(36,819,487)	79,535,480
Cash and cash equivalents at beginning of period	66,561,683	17,606,860
Cash and cash equivalents at end of period	29,742,196	97,142,340

The accompanying notes are an integral part of these condensed financial statements.

Supplemental Disclosures of Cash Flow Information

	Nine months ended July 31,
	2016	2015
Cash paid for taxes	$50,000	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities

	Nine months ended July 31,
	2016	2015
Accrued expenses from consultants settled with Common Stock	$55,000	$-
Conversion of notes payable into common stock	$29,549	$39,932
Property and equipment included in accounts payable and accrued expenses	$34,797	$-

The accompanying notes are an integral part of these condensed financial statements.

ADVAXIS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. NATURE OF OPERATIONS

Advaxis, Inc. (“Advaxis” or the “Company”) is a clinical stage biotechnology company focused on the discovery, development and commercialization of proprietary Lm-LLO cancer immunotherapies. These immunotherapies are based on a platform technology that utilizes live attenuated Listeria monocytogenes (“Lm” or “Listeria” or “Lm Technology TM”) bioengineered to secrete antigen/adjuvant fusion proteins. These Lm-LLO strains are believed to be a significant advancement in immunotherapy as they integrate multiple functions into a single immunotherapy as they access and direct antigen presenting cells to stimulate anti-tumor T-cell immunity, stimulate and activate the immune system with the equivalent of multiple adjuvants, and simultaneously reduce tumor protection in the tumor microenvironment to enable the T-cells to eliminate tumors.

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

AXAL has received United States Food and Drug Administration (“FDA”) orphan drug designation for three HPV-associated cancers: cervical, head and neck, and anal cancer, and has received European Medicines Agency (“EMA”) orphan drug designation for anal cancer. AXAL has been designated by the FDA as a Fast Track product for adjuvant therapy for high-risk locally advanced cervical cancer patients. It has also been classified as an advanced-therapy medicinal product (“ATMP”) for the treatment of cervical cancer by the European Medicines Agency’s Committee for Advanced Therapies (“CAT”). AXAL is subject to an agreement with the FDA, under the Special Protocol Assessment (“SPA”) process, for the Phase 3 AIM2CERV trial in patients with high-risk, locally advanced cervical cancer It is being evaluated in Company-sponsored trials executed under an Investigational New Drug (“IND”) which include the following: (i) a Phase 1/2 clinical trial alone and in combination with MedImmune, LLC’s (“MedImmune”) investigational anti-PD-L1 immune checkpoint inhibitor, durvalumab (MEDI4736), in patients with previously treated metastatic cervical cancer and HPV-associated head and neck cancer; (ii) a Phase 1/2 study evaluating higher doses and repeat cycles of AXAL in patients with recurrent cervical cancer; (iii) a single arm Phase 2 monotherapy study in patients with metastatic anal cancer; and (iv) a Phase 2 study in collaboration with and funded by Global BioPharma Inc. (“GBP”), under a development and commercialization license agreement applicable to Asia, of AXAL in HPV-associated non-small cell lung cancer. In addition to the Company-sponsored trials, AXAL is also being evaluated in three ongoing investigator-initiated clinical trials as follows: locally advanced cervical cancer (GOG-0265), head and neck cancer (Mount Sinai & Baylor College of Medicine), and anal cancer (Brown University).

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

Liquidity and Financial Condition

The Company’s products are being developed and have not generated significant revenues. As a result, the Company has suffered recurring losses. These losses are expected to continue for an extended period of time. During fiscal 2015, the Company raised gross proceeds of approximately $125.9 million in equity offerings. On August 1, 2016, the Company entered into a collaboration agreement with Amgen Inc. (“Amgen”). In exchange for receiving an exclusive worldwide license to develop and commercialize ADXS-NEO, Amgen made an upfront payment of $40 million and purchased directly from the Company 3,047,446 shares of common stock for gross proceeds of $25 million. On August 19, 2016, the Company sold 2,244,443 shares of common stock in a registered direct offering for gross proceeds of approximately $30.3 million to certain health care specialist investors. The net proceeds to the Company were approximately $28.3 million. As of August 31, 2016, the Company had approximately $162.8 million in cash, cash equivalents and investments on its balance sheet.

The Company believes its current cash position is sufficient to fund its business plan approximately through the second quarter of fiscal 2019. The estimate is based on assumptions that may prove to be wrong, and the Company could use available capital resources sooner than currently expected. Because of the numerous risks and uncertainties associated with the development and commercialization of its product candidates, the Company is unable to estimate the amount of increased capital outlays and operating expenses associated with completing the development of its current product candidates.

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

The Company recognizes revenue from milestone payments received under collaboration agreements when earned, provided that the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, the Company has no further performance obligations relating to the event and collection is reasonably assured. If these criteria are not met, the Company recognizes milestone payments ratably over the remaining period of the Company’s performance obligations under the collaboration agreement. All milestone payments are recognized in collaborative licensing and development revenue in the Company’s statements of operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of July 31, 2016 and October 31, 2015, the Company had approximately $23.9 million and $62.8 million, respectively, in cash equivalents.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts (checking) that at times exceed federally insured limits. Approximately $27.9 million is subject to credit risk at July 31, 2016. However, these cash balances are maintained at creditworthy financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts payable and accrued expenses approximated fair value as of the balance sheet date presented, because of the relatively short maturity dates on these instruments. The carrying amounts of the financing arrangements issued approximate fair value as of the balance sheet date presented, because interest rates on these instruments approximate market interest rates after consideration of stated interest rates, anti-dilution protection and associated warrants.

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

	As of July 31,
	2016	2015
Warrants	3,110,575	3,263,008
Stock Options	3,351,794	1,933,154
Convertible Debt (using the if-converted method)	-	1,576
Total	6,462,369	5,197,738

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

The process of estimating the fair value of stock-based compensation awards and recognizing stock-based compensation cost over the requisite service period involves significant assumptions and judgments. The Company estimates the fair value of stock option awards on the date of grant using the Black Scholes Model (“BSM”) for the remaining awards, which requires that the Company makes certain assumptions regarding: (i) the expected volatility in the market price of its Common Stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise (referred to as the expected holding period). As a result, if the Company revises its assumptions and estimates, stock-based compensation expense could change materially for future grants.

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

Recent Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which is a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which defers the implementation of this new standard to be effective for fiscal years beginning after December 15, 2017. Early adoption is permitted effective January 1, 2017. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard pursuant to ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which amend certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. We are currently evaluating which transition approach we will utilize and the impact of adopting this accounting standard on our unaudited condensed financial statements.

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

In June 2016, the FASB issued Accounting Standards Update ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. This ASU is not expected to have a material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying condensed financial statements.

3. INVESTMENTS

The following table summarizes the Company’s investment securities at amortized cost as of July 31, 2016 and October 31, 2015:

	July 31, 2016
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Certificates of Deposit	$14,947,987	$-	$-	$14,947,987
Domestic Governmental Agency Loans	15,502,584	968	-	15,503,552
U.S Treasury Notes	18,525,154	4,551	(850)	18,528,855
Total short-term investment securities	$48,975,725	$5,519	$(850)	$48,980,394

	October 31, 2015
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Certificates of Deposit	$12,628,880	$-	$-	$12,628,880
Domestic Governmental Agency Loans	27,951,633	5,827	5,979	27,951,481
U.S Treasury Notes	5,013,982	700	262	5,014,420
Total short-term investment securities	$45,594,495	$6,527	$6,241	$45,594,781

All of the Company’s investments mature within the next 12 months.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	July 31, 2016	October 31, 2015
Leasehold Improvements	$1,317,719	$237,209
Laboratory Equipment	1,242,919	532,249
Furniture and Fixtures	532,626	331,500
Computer Equipment	109,460	48,745
Construction in Progress	66,118	80,538
Total Property and Equipment	3,268,842	1,230,241
Accumulated Depreciation and Amortization	(306,578)	(142,997)
Net Property and Equipment	$2,962,264	$1,087,244

Depreciation expense for the three and nine months ended July 31, 2016 and 2015 was $68,457, $163,581, $14,204 and $28,352, respectively.

5. INTANGIBLE ASSETS

Pursuant to our license agreement with the University of Pennsylvania (“Penn”), the Company is billed actual patent expenses as they are passed through from Penn and are billed directly from our patent attorney. The following is a summary of intangible assets as of the end of the following fiscal periods:

	July 31, 2016	October 31, 2015
License	$776,992	$651,992
Patents	4,361,480	3,898,493
Software	14,840	-
Total intangibles	5,153,312	4,550,485
Accumulated Amortization	(1,378,636)	(1,195,452)
Intangible Assets	$3,774,676	$3,355,033

The expirations of the existing patents range from 2016 to 2032 but the expirations can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. No patent applications with future value were abandoned or expired and charged to expense in the nine months ended July 31, 2016 or 2015. Amortization expense for licensed technology and capitalized patent costs is included in research and development expenses and aggregated $64,440, $183,184, $52,416 and $151,108 for the three and nine months ended July 31, 2016 and 2015, respectively.

Estimated amortization expense for the next five years is as follows:

Year ended October 31,

2016 (Remaining)	$63,000
2017	252,000
2018	252,000
2019	252,000
2020	252,000

6. ACCRUED EXPENSES:

The following table represents the major components of accrued expenses:

	July 31, 2016	October 31, 2015
Salaries and Other Compensation	$1,700,179	$1,698,371
Vendors	1,691,638	1,000,579
Professional Fees	697,343	272,058
Withholding Taxes Payable	175,917	220,933
	$4,265,077	$3,191,941

7. SHORT-TERM CONVERTIBLE NOTES & FAIR VALUE OF EMBEDDED DERIVATIVE

During April 2016, the last remaining promissory note of $29,549 was converted into 1,481 shares of common stock at the $18.75 conversion price per the promissory note agreement.

8. DERIVATIVE INSTRUMENTS

Warrants

A summary of changes in warrants for the nine months ended July 31, 2016 is as follows:

	Number of	Weighted-Average
	Warrants	Exercise Price
Outstanding Warrants at October 31, 2015:	3,241,466	$5.07
Issued	-	$-
Exercised	(122,661)	$5.01
Expired	(8,230)	$18.75
Outstanding Warrants at July 31, 2016	3,110,575	$5.04

At July 31, 2016, the Company had approximately 3.09 million of its total 3.11 million outstanding warrants classified as equity (equity warrants). At October 31, 2015, the Company had approximately 3.22 million of its total 3.24 million outstanding warrants classified as equity (equity warrants). At issuance, equity warrants are recorded at their relative fair values, using the Relative Fair Value Method, in the shareholders’ equity section of the balance sheet. The equity warrants can only be settled through the issuance of shares and are not subject to anti-dilution provisions.

Warrant Liability

At July 31, 2016, the Company had approximately 18,000 of its total approximately 3.11 million outstanding warrants classified as liabilities (liability warrants). As of October 31, 2015, the Company had approximately 18,000 of its total approximately 3.24 million total warrants classified as liabilities (liability warrants). The Company utilizes the BSM to calculate the fair value of these warrants at issuance and at each subsequent reporting date. The liability warrants contain a cash settlement provision in the event of a fundamental transaction (as defined in the Common Stock purchase warrant). Any changes in the fair value of the warrant liability (i.e. - the total fair value of all outstanding liability warrants at the balance sheet date) between reporting periods will be reported on the statement of operations.

At July 31, 2016 and October 31, 2015, the fair value of the warrant liability was $32,997 and $89,211, respectively. For the three months ended July 31, 2016 and 2015, the Company reported a gain of $6,340 and $32,384, respectively, due to changes in the fair value of the warrant liability. For the nine months ended July 31, 2016 and 2015, the Company reported a gain of $56,214 and a loss of $254,923, respectively, due to changes in the fair value of the warrant liability. In determining the fair value of the warrant liability at July 31, 2016 and October 31, 2015, the Company used the following inputs in its BSM:

	July 31, 2016	October 31, 2015
Exercise Price	$10.63-18.75	$10.63-18.75
Stock Price	$8.34	$11.09
Expected term	0.80-1.01 years	1.52-1.76 years
Expected Volatility	88.63%-93.35%	93.87%-95.00%
Risk Free Interest Rate	0.50%	.075%

Exercise of Warrants

During the nine months ended July 31, 2016, warrants to purchase 122,661 shares of common stock were exercised, which resulted in cash proceeds of $614,368.

As of July 31, 2016, there were outstanding warrants to purchase 3,110,575 shares of the Company’s Common Stock with exercise prices ranging from $3.75 to $18.75 per share.

As of July 31, 2016, the aggregate intrinsic value of outstanding warrants was approximately $10,331,000.

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

	ANNUALIZED
	Annual Amount	For the Nine Months Ended July 31, 2016
	to be Purchased	Gross Purchase		Net Purchase
Executive	$	$	# of shares	$	# of shares
Daniel J. O’Connor	$116,410	$88,066	10,853	$57,472	7,061
Gregory T. Mayes	$27,794	$21,238	2,595	$16,229	1,981
Robert G. Petit	$28,704	$21,881	2,679	$15,968	1,944
Sara M. Bonstein	$25,420	$19,303	2,371	$14,779	1,812

For the three months ended July 31, 2016, the Company recorded stock compensation expense of $66,413 in the statement of operations for the portion of management salaries voluntarily paid in stock representing 7,843 shares of its Common Stock (5,620 shares on a net basis after employee payroll taxes). For the three months ended July 31, 2015, the Company recorded a similar stock compensation expense of $60,795 in the statement of operations representing 3,130 shares of its Common Stock (2,346 shares on a net basis after employee payroll taxes).

For the nine months ended July 31, 2016, the Company recorded stock compensation expense of $187,670 in the statement of operations for the portion of management salaries voluntarily paid in stock representing 22,931 shares of its Common Stock (16,352 shares on a net basis after employee payroll taxes). For the nine months ended July 31, 2015, the Company recorded a similar stock compensation expense of $150,883 in the statement of operations representing 14,435 shares of its Common Stock (12,528 shares on a net basis after employee payroll taxes).

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

Executives were entitled to receive a performance-based year-end cash bonus. For the nine months ended July 31, 2015, the executive officers voluntarily elected to receive a portion of their year-end performance bonus (with a total fair value of approximately $418,000) in the aggregate amount of 125,411 shares of the Company’s Common Stock (98,603 on a net basis after employee payroll taxes).

Restricted Stock Units (RSUs)

A summary of the Company’s RSU activity and related information for the nine months ended July 31, 2016 is as follows:

	Number of	Weighted-Average
	RSUs	Grant Date Fair Value
Balance at October 31, 2015:	1,069,335	$10.89
Granted	462,547	$8.31
Vested	(622,052)	$8.50
Cancelled	(146,921)	$16.24
Balance at July 31, 2016	762,909	$10.24

As of July 31, 2016, there was approximately $6,559,000 of unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a remaining weighted average vesting period of approximately 1.14 years.

As of July 31, 2016, the aggregate intrinsic value of non-vested RSUs was approximately $719,000.

Employee Stock Awards

Common Stock issued to executives and employees related to vested incentive retention awards, employment inducements and employee excellence awards totaled 144,213 and 129,154 shares (100,726 shares on a net basis after employee taxes) for the three months ended July 31, 2016 and 2015, respectively. Total stock compensation expense associated with these awards for the three months ended July 31, 2016 and 2015 was $1,154,419 and $2,361,716, respectively.

Common Stock issued to executives and employees related to vested incentive retention awards, employment inducements and employee excellence awards totaled 516,581 shares and 292,832 shares (211,957 shares on a net basis after employee taxes) during the nine months ended July 31, 2016 and 2015, respectively. Total stock compensation expense associated with these awards for the nine months ended July 31, 2016 and 2015 was $3,887,723 and $3,633,886, respectively.

Furthermore, non-executive employees were entitled to receive a performance-based year-end cash bonus. Several non-executive employees voluntarily requested to be paid all or a portion of their cash bonus in the Company’s Common Stock instead of cash. During the nine months ended July 31, 2016, the total fair value of these equity purchases were $102,022, or 9,150 shares of the Company’s Common Stock. During the nine months ended July 31, 2015, the total fair value of these equity purchases were $67,671, or 20,322 shares of the Company’s Common Stock (14,300 on a net basis after employee payroll taxes).

Director Stock Awards

Common stock issued to Directors for compensation related to board and committee membership totaled 31,767 and 23,955 shares for the three months ended July 31, 2016 and 2015, respectively. Total stock compensation expense associated with these awards for the three months ended July 31, 2016 and 2015 was $311,205 and $264,552, respectively.

Common stock issued to Directors for compensation related to board and committee membership totaled 125,501 and 239,850 shares (226,423 shares on a net basis after taxes) for the nine months ended July 31, 2016 and 2015, respectively. Total stock compensation expense associated with these awards for the nine months ended July 31, 2016 and 2015 was $933,615 and $967,631, respectively.

Stock Options

A summary of changes in the stock option plan for the nine months ended July 31, 2016 is as follows:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at October 31, 2015:	1,981,939	$13.78
Granted	1,385,000	$12.81
Exercised	-	$-
Expired	(15,145)	$29.69
Outstanding at July 31, 2016	3,351,794	$13.31
Vested and Exercisable at July 31, 2016	1,353,109	$13.55

Total compensation cost related to the Company’s outstanding stock options, recognized in the statement of operations for the three months ended July 31, 2016 and 2015, was approximately $3,108,000 and $1,959,000, respectively. For the nine months ended July 31, 2016 and 2015, compensation cost related to the Company’s outstanding stock options was approximately $13,060,000 and $6,824,000, respectively.

During the nine months ended July 31, 2016, 1,385,000 options were granted with a total grant date fair value of approximately $14,838,000. During the nine months ended July 31, 2015, 1,618,995 options were granted with a total grant date fair value of approximately $28,318,000.

As of July 31, 2016, there was approximately $21,496,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 1.20 years.

As of July 31, 2016, the aggregate intrinsic value of vested and exercisable options was approximately $66,000.

In determining the fair value of the stock options granted during the nine months ended July 31, 2016 and 2015, the Company used the following inputs in its BSM:

Nine Months Ended
	July 31, 2016	July 31, 2015
Expected Term	5.51-6.51 years	5-10 years
Expected Volatility	109.23%-115.25%	108.72%-154.54%
Expected Dividends	0%	0%
Risk Free Interest Rate	1.65%-2.00%	1.41%-2.27%

Shares Issued to Consultants

During the three months ended July 31, 2016, 31,030 shares of Common Stock valued at $252,000 were issued to consultants for services, of which $40,000 represented shares issued for amounts previously accrued. The Company recorded a liability on its balance sheet for $156,700 for shares earned pursuant to consulting agreements but not delivered. During the three months ended July 31, 2015, 75,628 shares of Common Stock valued at $1,390,107 were issued to consultants for services. The common stock share values were based on the dates the shares vested.

During the nine months ended July 31, 2016, 120,047 shares of Common Stock valued at $1,097,088 were issued to consultants for services, of which $55,000 represented shares issued for amounts previously accrued. The Company recorded a liability on its balance sheet for $156,700 for shares earned pursuant to consulting agreements but not delivered. During the nine months ended July 31, 2015, 319,278 shares of Common Stock valued at $3,768,014 were issued to consultants for services. The common stock share values were based on the dates the shares vested.

The following table summarizes share-based compensation expense included in the Statement of Operations by expense category for the nine months ended July 31, 2016 and 2015, respectively:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Research and development	$1,014,034	$2,499,097	$7,088,377	$4,896,922
General and administrative	3,994,331	3,537,359	12,281,571	10,939,570
Total	$5,008,365	$6,036,456	$19,369,948	$15,836,492

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

Operating Leases

The Company’s corporate offices are currently located at 305 College Road East, Princeton, New Jersey 08540. Effective February 1, 2016, the Company entered into an amendment to its office lease. On August 29, 2016, the Company entered into a second amendment to its office lease that will become effective January 1, 2017. The first and second amendments increased the leased space by approximately 25,000 and 4,000 square feet respectively, to a total of approximately 48,500 square feet. The additional space will allow the Company to expand manufacturing, testing, and product development capabilities, accelerate execution of pipeline related projects, strengthen the supply chain, and continue to ensure reliable and cost competitive supply of product. The lease term was extended by three years and is now scheduled to expire on November 30, 2025. The Company paid an additional security deposit of $100,061. The amended lease requires an annual rent of approximately $962,000 with annual increases in increments between 2% and 11% throughout the remainder of the lease. The lease amendment contains a six month rent abatement period that ran from February 2016 to July 2016, and a reduced lease rate for four months starting in August 2016. Rent expense will be recognized on a straight line basis over the term of the lease. After the second amendment, the Company is entitled upwards to a $439,575 tenant improvement allowance for leasehold improvements. As of July 31, 2016, the tenant improvement allowance used was $378,795 and was recorded both as a leasehold improvement and a lease incentive obligation on the Company’s balance sheet. The Company plans to continue to rent necessary offices and laboratories to support its business.

Future minimum payments of the Company’s operating leases are as follows:

Year ended October 31,

2016 (Remaining)	$173,990
2017	961,796
2018	1,041,895
2019	1,107,385
2020	1,232,907
Thereafter	7,064,979
Total	$11,582,952

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

● Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities.

 The following table provides the liabilities carried at fair value measured on a recurring basis as of July 31, 2016 and October 31, 2015:

July 31, 2016	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $10.63 - $18.75 from August 2016 through August 2017	$-	$-	$32,997	$32,997

October 31, 2015	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $10.63 - $18.75 from November 2015 through August 2017	$-	$-	$89,211	$89,211

Common stock warrant liability:

July 31, 2016
Beginning balance: October 31, 2015	$89,211
Change in fair value	(56,214)

Balance at July 31, 2016	$32,997

12. SUBSEQUENT EVENTS

On August 1, 2016, the Company entered into a global agreement (the “Agreement”) with Amgen for the development and commercialization of the Company’s ADXS-NEO, a novel, preclinical investigational immunotherapy, using the Company’s proprietary Listeria monocytogenes attenuated bacterial vector which activates a patient’s immune system to respond against unique mutations, or neoepitopes, contained in and identified from an individual patient’s tumor. Under the terms of the Agreement, Amgen receives an exclusive worldwide license to develop and commercialize ADXS-NEO. Amgen made an upfront payment to Advaxis of $40 million and purchased $25 million of Advaxis common stock. Advaxis and Amgen will collaborate through a joint steering committee for the development and commercialization of ADXS-NEO. Under the Agreement, Amgen will fund the clinical development and commercialization of ADXS-NEO and Advaxis will retain manufacturing responsibilities. Advaxis will also receive development, regulatory and sales milestone payments of up to $475 million and high single digit to mid-double digit royalty payments based on worldwide sales.

In connection with the Agreement, Amgen purchased directly from Advaxis 3,047,446 shares of the Company’s Common Stock, at approximately $8.20 per share (representing a purchase at market using a 20 day VWAP methodology). The gross proceeds to Advaxis from the sale of the shares was $25 million.

On August 19, 2016, the Company sold 2,244,443 shares of common stock in a registered direct offering at a per share price of $13.50 for gross proceeds of approximately $30.3 million. The net proceeds to the Company, after deducting the Placement Agents’ fees and other estimated offering expenses payable by the Company, were approximately $28.3 million.

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

We have reached an agreement with the FDA, under the Special Protocol Assessment (“SPA”) process, for a Phase 3 trial evaluating AXAL in patients with high-risk, locally advanced cervical cancer. We plan to initiate, in collaboration with the GOG/NRG Oncology, an independent international non-profit organization with the purpose of promoting excellence in the quality and integrity of clinical and basic scientific research in the field of gynecologic malignancies, a Phase 3 clinical trial in cervical cancer (“AIM2CERV” or “Advaxis Immunotherapy 2 Prevent Cervical Recurrence”) in 2016 to support a Biologics License Application (“BLA”) submission in the U.S. and in other territories around the world.

AIM2CERV will be a Phase 3 study of adjuvant AXAL, following primary treatment with chemoradiation, in patients with high-risk locally advanced cervical cancer compared to placebo alone. This study will evaluate both the time it takes for the cancer to recur as well as the overall survival. Our goal is to develop a treatment to prevent or reduce the risk of recurrence of cervical cancer after primary treatment interventions.

Biocon Limited (“Biocon”), our co-development and commercialization partner for AXAL in India and key emerging markets, filed a Marketing Authorization Application (“MAA”) for licensure of this immunotherapy in India. The Drug Controller General of India (“DCGI”) accepted this MAA for review. The filing of the MAA was driven by several factors: (i) results from the Lm-LLO-E7-15 Phase 2 trial indicated that AXAL was well tolerated and showed significant clinical activity in recurrent/refractory cervical cancer; (ii) cervical cancer is the second most common cancer among Indian women (according to WHO, there are 122,844 new cases per year with 67,544 deaths reported); and (iii) current treatment options for non-operable refractory/recurrent disease are limited in India. As part of the MAA review process, Biocon met with the Scientific Expert Committee (the “Committee”). The Committee indicated that proof of concept for this novel immunotherapy has been established. The Committee advised Biocon to obtain data from a Phase 3 clinical trial in patients with recurrent cervical cancer who have failed prior chemo and radiation therapy. The face-to-face interaction with the Committee provided Biocon and Advaxis with valuable insight for future development and the companies are evaluating next steps.

We are conducting a Phase 1/2 trial evaluating higher doses and repeat cycles of AXAL in patients with recurrent cervical cancer. This study successfully escalated to higher dose levels of 5x10 9 CFU and 1x10 10 CFU without achieving a maximum tolerated dose. Side effects noted at these higher dose levels were generally consistent with those observed at the lower dose level, other than a higher occurrence rate of predominantly Grade 2/3 hypotension. The Company believes it has gained a sufficient understanding of the safety profile of higher dose levels based on result from this as well as other ongoing Advaxis studies. As a result, the Company has elected not to enroll any additional patients into this study.

We have entered into a clinical trial collaboration agreement with MedImmune, the global biologics research and development arm of AstraZeneca, and are conducting a Phase 1/2, open-label, multicenter, two-part study to evaluate the safety and immunogenicity of our investigational Lm-LLO cancer immunotherapy, AXAL, in combination with MedImmune’s investigational anti-PD-L1 immune checkpoint inhibitor, durvalumab, as a combination treatment for patients with metastatic squamous or non-squamous carcinoma of the cervix and metastatic HPV-associated Squamous Cell Carcinoma of the Head and Neck (“SCCHN”). For the AXAL and durvalumab dose escalation portion of the study, the second dose-escalation cohort has been completed and we have commenced enrollment in the Part A and B expansion phases. With respect to the dose-escalation portion of this study, five patients were enrolled to Cohort 1 (AXAL at 1x109 CFU with 3mg/kg of durvalumab). Three of these five patients received less than three doses of AXAL due to the clinical hold. Following the clinical hold, five patients were enrolled into Cohort 2 (AXAL at 1x109 CFU with 10mg/kg of durvalumab).

The GOG Foundation, Inc. (now a member of NRG Oncology), under the sponsorship of the Cancer Therapy Evaluation Program (“CTEP”) of the National Cancer Institute (“NCI”), is independently conducting GOG-0265, an open-label, single arm Phase 2 study of AXAL in persistent or recurrent cervical cancer (patients must have received at least 1 prior chemotherapy regimen for the treatment of their recurrent/metastatic disease, not including that administered as a component of primary treatment) at 21 clinical sites in the U.S. The first stage of enrollment in GOG-0265 has successfully been completed with 26 patients treated and has met the predetermined safety and efficacy criteria required to proceed into the second stage of patient enrollment. Clinical data from the first stage of GOG-0265 was presented at the American Gynecological & Obstetrical Society (“AGOS”) annual meeting on September 17, 2015. Overall survival at 12 months was 38.5% (10/26) (the predefined criteria for 12-month survival was ≥20%), and, among patients who had received the full treatment regimen of 3 doses of AXAL, the 12-month survival rate was 55.6% (10/18). The adverse events observed in the first stage of the study have been consistent with those reported in other clinical studies with AXAL. It was well-tolerated, with Grade 1-2 fatigue, chills, and fever the most commonly reported Adverse Events (“AE”); six patients experienced a treatment-related Grade 3 or Grade 4 AE, which was considered possibly-related to AXAL. The second stage of the study began enrollment in February 2015 and includes a protocol amendment to allow patients to continue to receive repeat cycles of therapy until disease progression. Stage 2 enrollment ceased upon the clinical hold in October 2015. Patients enrolled in Stage 2 are available for evaluation, however, Advaxis and the GOG Foundation/NRG Oncology agreed to re-enroll a new cohort of Stage 2 patients to GOG-0265 in order to obtain a complete cohort of data for Stage 2 and final analysis. Stage 2 enrollment is expected to begin in early calendar Q4 2016. Preliminary findings from patients initially enrolled in Stage 2 of GOG-0265, noting data generally consistent with findings in Stage 1 despite a more heavily bevacizumab pre-treated population, were presented at the American Society of Clinical Oncology (“ASCO”) annual meeting.

AXAL has received FDA orphan drug designation for invasive Stage II-IV cervical cancer, and has received Fast Track designation from the FDA for high-risk locally advanced cervical cancer patients. AXAL has also been classified as an advanced-therapy medicinal product (“ATMP”) for the treatment of cervical cancer by the European Medicines Agency’s Committee for Advanced Therapies (“CAT”).

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

The safety and immunogenicity of AXAL is being evaluated in a Phase 2 study under an investigator-sponsored IND at Mount Sinai and Baylor College of Medicine in a pre-surgery “window of opportunity” trial in patients with HPV-positive head and neck cancer. This clinical trial is the first study to evaluate the immunologic and pathologic effects of AXAL in patients when they are initially diagnosed with HPV-associated head and neck cancer. Preliminary clinical data from this trial was presented at the American Association of Cancer Research (“AACR”) annual meeting on April 18, 2016. The data presented showed that, among the eight enrolled AXAL - treated patients, HPV E7- and/or E6-specific T cell responses increased in the peripheral blood in five of the study patients. Increased infiltration of both CD4+ and CD8+ T cells were observed in the Tumor Immune Microenvironment (“TME”) of four patients, with a reduction of FOXP3+ regulatory T cells within the tumors of 3/6 patients. Increased T cell responses to HPV E6 supports enhanced immune activity against additional tumor targets. Changes to the TME included cytotoxic T cell infiltration into the post-resection tumor, increased immune activation, a reduction of regulatory T cells, infiltration of cytotoxic T cells, and increased expression of inflammatory activation markers. In addition, fluctuations of circulating serum cytokine (IL-15, IL-9, TNfa, IL-2 and MIP-1b) levels were observed potentially suggesting consumption by activated T cells and migration of T cells to the TME. This study met its Stage 1 primary objective and is now advancing into the second stage of the clinical study. The study is designed to show that AXAL is highly immunogenic and worth further investigation if the overall rate of vaccine-induced T-cell responses is 75 percent or more. The assessment based on data from eight of the anticipated nine patients to be enrolled in Stage 1 confirmed that the study met the target for the overall rate of vaccine-induced T-cell response. Stage 2 of the clinical study will enroll up to 13 patients with late-stage HPV-associated oropharyngeal cancer.

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

We are conducting a Phase 2 multi-center, open-label, two-stage study (“FAWCETT” or “Fighting Anal-Cancer with CTL Enhancing Tumor Therapy”), testing AXAL in patients with persistent or recurrent metastatic anal cancer. FAWCETT is designed to evaluate the efficacy and safety of AXAL as a monotherapy in patients with HPV-associated metastatic anal cancer who have received at least one prior treatment regimen for the advanced disease. Stage 1 of the trial will enroll 31 patients with anal cancer whose disease recurred after receiving treatment. Patients will receive AXAL 1x109 CFU doses every three weeks for up to two years.

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

We have entered into a clinical trial collaboration and supply agreement with Merck & Co. (“Merck”) to evaluate the safety and efficacy of ADXS-PSA as monotherapy and in combination with KEYTRUDA ® (pembrolizumab), Merck’s anti PD-1 antibody, in a Phase 1/2, open-label, multicenter, two part study in patients with previously treated metastatic, castration-resistant prostate cancer. For the ADXS-PSA monotherapy dose escalation portion of the study, we successfully escalated to higher dose levels of 5x10 9 CFU and 1x10 10 CFU without achieving a maximum tolerated dose. Side effects noted at these higher dose levels were generally consistent with those observed at the lower dose level, other than a higher occurrence rate of predominantly Grade 2/3 hypotension. The Company believes it has gained a sufficient understanding of the safety profile of higher dose levels based on result from this as well as other ongoing Advaxis studies. Additional patients at the 1x10 9 CFU dose level will be enrolled to complete the dose escalation phase of the study. After ensuring adequate safety of this dose in the prostate cancer patient population, the study will proceed into the combination phase.

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

ADXS-NEO Franchise (preclinical)

In August 2016, we entered into a global agreement (the “Agreement”) with Amgen for the development and commercialization of ADXS-NEO, a novel, preclinical investigational cancer immunotherapy treatment, using our proprietary Lm Technology attenuated bacterial vector which activates a patient’s immune system to respond against multiple potential unique mutations, or neoepitopes, contained in and identified from an individual patient’s tumor through DNA sequencing.

In February 2016, we had a productive pre-IND meeting with the FDA. Following this meeting, we intend to file an IND application for ADXS-NEO and to initiate Company-sponsored studies, as well as external collaborations, under a program entitled “MINE™” (My Immunotherapy Neo-Epitopes).

The goal of MINE™ is to use our Lm Technology cancer immunotherapy technology to develop neo-epitope immunotherapies based on an individual patient’s tumor (“ADXS-NEO”). MINE™ will first focus on a preclinical study of our new construct approach to evaluate the immunologic effects and anti-tumor activity of a personalized immunotherapy in a mouse tumor model. We will use learnings from the MINE™ collaboration to identify and target neoepitopes using Lm-LLO technology and later develop patient specific immunotherapy constructs that incorporate the neoepitope sequences identified in the patient’s tumor cells. Clinical studies using ADXS-NEO are in development. Further, we have entered into a research collaboration with Memorial Sloan Kettering Cancer Center (“MSK”) to advance the study of neoepitope-based, personalized cancer therapy.

ADXS-TNBC Franchise (preclinical)

We are developing a construct that targets antigens found in to Triple-Negative Breast Cancer (“TNBC”), which accounts for approximately 15-20% of all diagnosed breast cancer cases and has not been amenable to targeted therapies directed toward estrogen, progesterone, or HER2 receptors. A majority of TNBC patients’ still exhibit poor outcomes, with only 30-45% of patients achieving a pathological complete response from conventional chemotherapeutic and radiation therapy. The heterogeneous nature of this cancer type, the presence of mutations in multiple pathways, and the development of resistance to single agents make combination therapy much more attractive and suggest the need for agents that address more than one antigen/target.

Lm-LLO Combination Franchise

AXAL and Durvalumab

As stated above, we have entered into a clinical trial collaboration agreement with MedImmune to conduct a Phase 1/2, open-label, multicenter, two part study to evaluate safety and immunogenicity of our investigational Lm-LLO cancer immunotherapy, AXAL, in combination with MedImmune’s investigational anti-PD-L1 immune checkpoint inhibitor, durvalumab (MEDI4736) for the treatment of patients with metastatic squamous or non-squamous carcinoma of the cervix and metastatic HPV-associated SCCHN. For the AXAL and durvalumab dose escalation portion of the study, the second dose-escalation cohort has been completed and we have commenced enrollment in the Part A and B expansion phases. With respect to the dose-escalation portion of this study, five patients were enrolled to Cohort 1 (AXAL at 1x109 CFU with 3mg/kg of durvalumab). Three of these five patients received less than three doses of AXAL due to the clinical hold. Following the clinical hold, five patients were enrolled into Cohort 2 (AXAL at 1x109 CFU with 10mg/kg of durvalumab).

ADXS-PSA and KEYTRUDA® (pembrolizumab )

As stated above, we have entered into a clinical trial collaboration agreement with Merck to evaluate the safety and efficacy of ADXS-PSA as monotherapy and in combination with KEYTRUDA ® (pembrolizumab), Merck’s anti PD-1 antibody, in a Phase 1/2, open-label, multicenter, two part study in patients with previously treated metastatic, castration-resistant prostate cancer. For the ADXS-PSA monotherapy dose escalation portion of the study, we successfully escalated to higher dose levels of 5x10 9 CFU and 1x10 10 CFU without achieving a maximum tolerated dose. Side effects noted at these higher dose levels were generally consistent with those observed at the lower dose level, other than a higher occurrence rate of predominantly Grade 2/3 hypotension. The Company believes it has gained a sufficient understanding of the safety profile of higher dose levels based on result from this as well as other ongoing Advaxis studies. Additional patients at the 1x10 9 CFU dose level will be enrolled to complete the dose escalation phase of the study. After ensuring adequate safety of this dose in the prostate cancer patient population, the study will proceed into the combination phase.

Lm-LLO Immunotherapy (preclinical)

We are developing other ways to exploit the potential of our Lm Technology including, but not limited to, the use of Lm Technology in Infectious Disease. We have various preclinical collaborations with academic and other centers of excellence.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2016 AND 2015

Revenue

We did not record any revenue for the three months ended July 31, 2016 or 2015.

Research and Development Expenses

We make significant investments in research and development in support of our development programs both clinically and pre-clinically. Research and development costs are expensed as incurred and primarily include salary and benefit costs, third-party grants, fees paid to clinical research organizations, and supply costs. Research and development expense was approximately $10.1 million for the three months ended July 31, 2016, compared with approximately $7.3 million for the three months ended July 31, 2015, an increase of approximately $2.8 million. The increase was a result of higher third-party costs, specifically related to AXAL support in manufacturing and clinical trial expenses, for the Anal, Head & Neck, High Dose, Prostate and Cervical Cancer programs, as well as ADXS-PSA Phase 1/2 trial support. Furthermore, the increase was also a result of an increased number of employees to support the research and development initiatives.

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

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs for employees included in our finance, legal and administrative organizations, outside legal and professional services, and facilities costs. General and administrative expenses were approximately $6.4 million for the three months ended July 31, 2016, compared with approximately $6.3 million for the three months ended July 31, 2015, an increase of approximately $0.1 million. Increases in both the number of employees and facilities costs that resulted from an expansion in laboratory and office space were offset by a decrease of approximately $0.7 million in non-cash investor relations costs.

Interest Income

Interest income was $73,872 for the three months ended July 31, 2016, compared with $34,869 for the three months ended July 31, 2015. Interest income earned for the three months ended July 31, 2016 reflected interest income earned on the Company’s held-to-maturity investments and savings account balance. Interest income earned for the three months ended July 31, 2015 reflected interest income earned on the Company’s savings account balance.

Changes in Fair Values

For the three months ended July 31, 2016, the Company recorded non-cash income from changes in the fair value of the warrant liability of $6,340 due to a decrease in the fair value of liability warrants as a smaller range of share prices used in the calculation of the BSM volatility input offset a modest increase in our share price from $7.74 at April 30, 2016 to $8.34 at July 31, 2016.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JULY 31, 2016 AND 2015

Revenue

During the nine months ended July 31, 2016, the Company recorded revenue of $250,000 due to the receipt of an annual exclusive license fee from GBP for the development and commercialization of AXAL.

We did not record any revenue for the nine months ended July 31, 2015.

Research and Development Expenses

We make significant investments in research and development in support of our development programs both clinically and pre-clinically. Research and development costs are expensed as incurred and primarily include salary and benefit costs, third-party grants, fees paid to clinical research organizations, and supply costs. Research and development expense was $32.0 million for the nine months ended July 31, 2016, compared with $17.2 million for the nine months ended July 31, 2015, an increase of $14.8 million. The increase was a result of higher third-party costs, specifically related to AXAL support in manufacturing and clinical trial expenses, for the Anal, Head & Neck, High Dose, Prostate and Cervical Cancer programs, as well as ADXS-PSA Phase 1/2 trial support. Stock based compensation for existing and past employees increased by approximately $3.1 million due to increases in the number of awards. Moreover, the increase was also a result of an increased number of employees to support the research and development initiatives.

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

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs for employees included in our finance, legal and administrative organizations, outside legal and professional services, and facilities costs. General and administrative expense was $20.4 million for the nine months ended July 31, 2016, compared with $17.1 million for the nine months ended July 31, 2015, an increase of $3.3 million. There was an increase of approximately $4.5 million in compensation related expense, including a non-cash increase in stock based compensation costs of approximately $3.0 million, attributable to increases in our employees, the grant date fair value of stock awards and the number of awards. This was partially offset by a decrease in non-cash investor relations costs of approximately $1.6 million.

Interest Income

Interest income was $216,061 for the nine months ended July 31, 2016, compared with $55,608 for the nine months ended July 31, 2015. Interest income earned for the nine months ended July 31, 2016 reflected interest income earned on the Company’s held-to-maturity investments and savings account balance. Interest income earned for the nine months ended July 31, 2015 reflected interest income earned on the Company’s savings account balance.

Changes in Fair Values

For the nine months ended July 31, 2016, the Company recorded non-cash income from changes in the fair value of the warrant liability of $56,214 due to a decrease in the fair value of liability warrants as a smaller range of share prices were used in the calculation of the BSM volatility input as well as a decrease in our share price from $11.09 at October 31, 2015 to $8.34 at July 31, 2016.

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

Other Expense

During the nine months ended July 31, 2015, we recorded debt conversion expense of $6,599 as a result of inducing certain noteholders to convert their convertible promissory notes into common shares by offering conversion prices at a discount from the market price of the common stock.

Income Tax Expense

During the nine months ended July 31, 2016, we paid $50,000 in Taiwanese withholding taxes in connection with the revenue generated from an annual exclusive license fee from GBP. The taxes paid were offset by receipt of a net cash amount of $35,774 in excess of what was recorded as Income Tax Receivable at October 31, 2015 from the sale of our state NOLs and research and development tax credits for the period ended October 31, 2014.

Liquidity and Capital Resources

Our major sources of cash have been proceeds from various public and private offerings of our common stock, option and warrant exercises, and interest income. From October 2013 through August 2016, we raised approximately $221.8 million in gross proceeds from various public and private offerings of our common stock. We have not yet commercialized any drug, and we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, obtain regulatory approvals for our drug, successfully complete any post-approval regulatory obligations, successfully compete with other available treatment options in the marketplace, overcome any clinical holds that the FDA may impose and successfully manufacture and commercialize our drug alone or in partnership. We may continue to incur substantial operating losses even after we begin to generate revenues from our drug candidates. As of August 31, 2016, the Company had approximately $162.8 million in cash, cash equivalents and investments on its balance sheet. We believe our current cash position is sufficient to fund our business plan approximately through the second quarter of fiscal 2019. The actual amount of cash that we will need to operate is subject to many factors.

Since our inception through July 31, 2016, the Company has reported accumulated net losses of approximately $186.0 million and recurring negative cash flows from operations. We anticipate that we will continue to generate significant losses from operations for the foreseeable future.

Cash used in operating activities for the nine months ended July 31, 2016 was approximately $31.1 million (including proceeds from the sale of our state NOLs and Research and Development (R&D) tax credits of approximately $1.6 million) primarily from spending associated with our clinical trial programs and general and administrative spending.

Cash used in operating activities for the nine months ended July 31, 2015 was approximately $15.1 million (including proceeds from the sale of our state NOLs and R&D tax credits of approximately $1.7 million) primarily from spending associated with our clinical trial programs and general and administrative spending.

Cash used in investing activities for the nine months ended July 31, 2016 was approximately $6.2 million resulting from investments in held-to-maturity investments, purchases of property and equipment, construction of cleanroom and laboratory facilities, legal cost spending in support of our intangible assets (patents) and costs paid to Penn for patents.

Cash used in investing activities for the nine months ended July 31, 2015 was approximately $842,000 resulting from purchases of property and equipment, legal cost spending in support of our intangible assets (patents) and costs paid to Penn for patents.

Cash provided by financing activities for the nine months ended July 31, 2016 was approximately $528,000, resulting from approximately $614,000 in proceeds received on option and warrant exercises. This was partially offset by approximately $86,000 in taxes paid related to the net share settlement of equity awards.

Cash provided by financing activities for the nine months ended July 31, 2015 was approximately $95.5 million, resulting primarily from registered direct offerings of 7,008,896 shares of our Common Stock resulting in net proceeds of $38.1 million and a public offering of 2,800,000 shares of Common Stock resulting in net proceeds of approximately $56.7 million. In addition, the Company received $2.4 million from the proceeds received on option and warrant exercises. This was partially offset by approximately $1.7 million in taxes paid related to the net share settlement of equity awards.

Our capital resources and operations to date have been funded primarily with the proceeds from public, private equity and debt financings, NOL tax sales and income earned on investments and grants. We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future, due to the substantial investment in research and development. As of July 31, 2016 and October 31, 2015, we had an accumulated deficit of $186,003,988 and $134,054,259, respectively and shareholders’ equity of $83,599,966 and $115,598,875, respectively.

The Company believes its current cash position is sufficient to fund its business plan approximately through calendar year end 2018. We have based this estimate on assumptions that may prove to be wrong, and we could use available capital resources sooner than currently expected. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amount of increased capital outlays and operating expenses associated with completing the development of our current product candidates.

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

Tabular Disclosure of Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years		More than 5 years
Operating Leases	$11,582,952	$890,321	$2,116,535		$2,497,670	$6,078,426
Employment Agreements Subject to Annual Renewal	$1,792,993	$1,792,993
Consulting and other Services	$2,201,390	$1,501,779	$699,611	$

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At July 31, 2016, the Company had approximately $78.7 million in cash, cash equivalents and investments, which consisted primarily of bank deposits, money market funds and short term investments such as certificates of deposit, domestic governmental agency loans and U.S treasury notes. The Company’s investment policy and strategy are focused on preservation of capital and supporting the Company’s liquidity requirements. The Company uses a combination of internal and external management to execute its investment strategy and achieve its investment objectives. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

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

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On May 31, 2016, the Company issued 1,615 shares of Common Stock to management, pursuant to their Employment Agreements.

On June 30, 2016, the Company issued 2,629 shares of Common Stock to management, pursuant to their Employment Agreements.

On July 29, 2016, the Company issued 1,376 shares of Common Stock to management, pursuant to their Employment Agreements.

On August 5, 2016, the Company issued 28,838 shares of Common Stock to accredited investors as payment for consulting services.

Treasury Share Repurchases

The following table represents treasury share repurchases during the three months ended July 31, 2016:

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
May 1, 2016 – May 31, 2016	11,726	$7.12	N/A	N/A
June 1, 2016 – June 30, 2016	5,058	$8.49	N/A	N/A
July 1, 2016 – July 31, 2016	48,849	$8.33	N/A	N/A
Total	65,633	$8.12	N/A	N/A

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

ADVAXIS, INC.
Registrant

Date: September 7, 2016	By:	/s/ Daniel J. O’Connor
Daniel J. O’Connor
Chief Executive Officer

	By:	/s/ Sara M. Bonstein
Sara M. Bonstein
Chief Financial Officer, Senior Vice President & Secretary

