Form 10-Q
period 2017-04-30
Advaxis, Inc.
filed 2017-06-06
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]		Accelerated Filer	[X]
Non-accelerated Filer	[ ]	(Do not check if smaller reporting company)	Smaller Reporting Company	[ ]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of June 2, 2017 was 40,462,700.

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVAXIS, INC.

CONDENSED BALANCE SHEETS

	April 30, 2017	October 31, 2016
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$30,024,063	$112,750,980
Investments – Held-to-Maturity	85,300,215	39,336,548
Interest Receivable	192,298	80,142
Prepaid Expenses	1,035,408	812,830
Income Tax Receivable	-	2,549,862
Deferred Expenses	5,135,335	4,291,385
Other Receivable	3,000,000	-
Due from Broker	1,534,365	2,046
Other Current Assets	-	51,405
Total Current Assets	126,221,684	159,875,198

Property and Equipment (net of accumulated depreciation)	6,566,061	4,389,074
Intangible Assets (net of accumulated amortization)	4,694,269	4,329,121
Deferred Expenses- net of current portion	59,487	-
Other Assets	353,147	450,667

TOTAL ASSETS	$137,894,648	$169,044,060

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$9,698,723	$1,720,428
Accrued Expenses	6,092,227	10,905,003
Deferred Revenue	14,047,906	15,020,576
Lease Incentive Obligation	40,226	40,226
Common Stock Warrant Liability	-	20,156
Total Current Liabilities	29,879,082	27,706,389

Deferred Rent	590,093	475,749
Deferred Revenue- net of current portion	15,241,016	21,234,568
Lease Incentive Obligation- net of current portion	305,047	325,160
Total Liabilities	46,015,238	49,741,866

Commitments and Contingencies

Shareholders’ Equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; Series B Preferred Stock; 0 shares issued and outstanding at April 30, 2017 and October 31, 2016. Liquidation preference of $0 at April 30, 2017 and October 31, 2016.		-
Common Stock - $0.001 par value; 65,000,000 shares authorized, 40,396,519 shares issued and outstanding at April 30, 2017 and 40,057,067 shares issued and 40,041,047 shares outstanding at October 31, 2016.	40,397	40,057
Additional Paid-In Capital	337,094,496	327,098,749
Treasury Stock, at cost, 0 shares at April 30, 2017 and 16,020 shares at October 31, 2016.	-	(129,787)
Accumulated Deficit	(245,255,483)	(207,706,825)
Total Shareholders’ Equity	91,879,410	119,302,194
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$137,894,648	$169,044,060

The accompanying notes are an integral part of these condensed financial statements.

ADVAXIS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016

Revenue	$3,425,380	$-	$7,216,222	$250,000

Operating Expenses:
Research and Development Expenses	16,308,736	8,758,410	29,957,290	21,823,364
General and Administrative Expenses	7,779,698	6,834,824	15,107,507	13,971,647
Total Operating Expenses	24,088,434	15,593,234	45,064,797	35,795,011

Loss from Operations	(20,663,054)	(15,593,234)	(37,848,575)	(35,545,011)

Other Income (Expense):
Interest Income	184,747	70,389	329,884	142,189
Net Changes in Fair Value of Derivative Liabilities	10,652	592	20,156	49,874
Other Income (Expense), Net	-	(197)	(123)	(201)
Net Loss Before Benefit for Income Taxes	(20,467,655)	(15,522,450)	(37,498,658)	(35,353,149)

Income Tax Expense	-	-	50,000	14,236

Net Loss	(20,467,655)	(15,522,450)	(37,548,658)	(35,367,385)

Net Loss Per Share, Basic and Diluted	$(0.51)	$(0.45)	$(0.93)	$(1.04)

Weighted Average Number of Shares Outstanding, Basic and Diluted	40,295,941	34,131,259	40,204,062	33,906,400

The accompanying notes are an integral part of these financial statements.

ADVAXIS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended April 30,
	2017	2016

OPERATING ACTIVITIES
Net loss	$(37,548,658)	$(35,367,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	10,324,150	14,361,583
Gain on change in value of warrants and embedded derivative	(20,156)	(49,874)
Loss on disposal of property and equipment	3,187	-
Impairment of intangible assets	89,881	-
Employee stock purchase plan	135,202	17,257
Depreciation expense	337,403	95,124
Amortization expense of intangible assets	152,155	118,744
Lease incentive obligation	(20,113)	-
Amortization of premium on held-to-maturity investments	99,523	164,284
Deferred rent	114,344	175,763
Change in operating assets and liabilities:
Interest receivable	(112,156)	(19,277)
Prepaid expenses	(222,578)	(313,950)
Income tax receivable	2,549,862	1,609,349
Other receivable	(3,000,000)	-
Other current assets	51,405	-
Deferred expenses	(903,437)	(2,390,748)
Due from broker	(1,532,319)	7,616
Other assets	97,520	(186,019)
Accounts payable and accrued expenses	2,818,357	5,018,726
Deferred revenue	(6,966,222)	-
Net cash used in operating activities	(33,552,650)	(16,758,807)

INVESTING ACTIVITIES
Purchases of held-to-maturity investments	(67,215,523)	(7,651,121)
Proceeds from maturities and redemptions on held-to-maturity investments	21,152,333	3,430,000
Purchase of property and equipment	(2,342,515)	(739,275)
Cost of intangible assets	(607,184)	(456,437)
Net cash used in investing activities	(49,012,889)	(5,416,833)

FINANCING ACTIVITIES
Proceeds from exercise of warrants	-	614,368
Taxes paid related to net share settlement of equity awards	(264,986)	(34,025)
Employee tax withholdings paid on equity awards	(523,513)	(1,393,595)
Tax shares sold to pay for employee tax withholdings on equity awards	627,121	1,351,670
Net cash provided by Financing Activities	(161,378)	538,418
Net decrease in cash and cash equivalents	(82,726,917)	(21,637,222)
Cash and cash equivalents at beginning of period	112,750,980	66,561,683
Cash and cash equivalents at end of period	30,024,063	44,924,461

The accompanying notes are an integral part of these condensed financial statements.

Supplemental Disclosures of Cash Flow Information

	Six months ended April 30,
	2017	2016
Cash paid for taxes	$50,000	$50,000

Supplemental Schedule of Non-Cash Investing and Financing Activities

	Six months ended April 30,
	2017	2016
Accrued expenses from consultants settled with common stock	$75,000	$55,000
Conversion of notes payable into common stock	$-	$29,549
Property and equipment included in accounts payable and accrued expenses	$175,062	$-

The accompanying notes are an integral part of these condensed financial statements.

ADVAXIS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. NATURE OF OPERATIONS

Advaxis, Inc. (“Advaxis” or the “Company”) is a late-stage biotechnology company focused on the discovery, development and commercialization of proprietary Lm-based antigen delivery system. These immunotherapies are based on a platform technology that utilizes live attenuated Listeria monocytogenes (“Lm” or “Lm TechnologyTM”) bioengineered to secrete antigen/adjuvant fusion proteins. These Lm-based strains are believed to be a significant advancement in immunotherapy as they integrate multiple functions into a single immunotherapy as they access and direct antigen presenting cells to stimulate anti-tumor T-cell immunity, stimulate and activate the immune system with the equivalent of multiple adjuvants, and simultaneously reduce tumor protection in the tumor microenvironment to enable the T-cells to eliminate tumors.

Axalimogene filolisbac is our lead Lm–based product candidate for the treatment of Human Papilloma Virus (“HPV”) - associated cancers. The Company completed a randomized Phase 2 study in 110 patients with recurrent metastatic cervical cancer that was shown to have a manageable safety profile, apparent improved survival and objective tumor responses. In addition, the Gynecologic Oncology Group (“GOG”) Foundation, Inc., now part of NRG Oncology, conducted a cooperative group / Company sponsored Phase 2 open-label clinical study of axalimogene filolisbac in patients with persistent or recurrent metastatic cervical cancer with documented disease progression. The study, known as GOG-0265, has successfully completed the first and second stages in its Simon 2-stage design. Upon early closure of this study, the results from both stages totaling 50 patients dosed resulted in a 12-month survival rate of 38.0% with a manageable safety profile. The Company has initiated a registrational Phase 3 clinical trial for the adjuvant treatment of women with high-risk locally advanced cervical cancer and, pending FDA feedback, is planning to initiate a global, randomized, registrational quality clinical trial in 2017 in the metastatic cervical cancer setting with ADXS-DUAL, the Company’s second immunotherapy targeting HPV-associated cancers, in combination with Bristol-Myers Squibb’s (“BMS”) PD-1 immune checkpoint inhibitor, OPDIVO® (nivolumab). The Company also plans to pursue registrational opportunities in Europe in 2017 for the metastatic cervical cancer setting as a monotherapy with axalimogene filolisbac.

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

Liquidity and Financial Condition

The Company’s products are being developed and have not generated significant revenues. As of April 30, 2017, the Company had approximately $115.3 million in cash, cash equivalents and investments on its balance sheet. The Company believes its current cash position is sufficient to fund its business plan approximately through the second quarter of fiscal 2019. The estimate is based on assumptions that may prove to be wrong, and the Company could use available capital resources sooner than currently expected. Because of the numerous risks and uncertainties associated with the development and commercialization of its product candidates, the Company is unable to estimate the amount of increased capital outlays and operating expenses associated with completing the development of its current product candidates.

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

Collaboration Agreements

The Company evaluates whether an arrangement is a collaborative arrangement under the Financial Accounting Standards Board (the “FASB”) Accounting Standards Certification (“ASC”) Topic 808, Collaborative Arrangements, at its inception based on the facts and circumstances specific to the arrangement. The Company also reevaluates whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards dependent on the ultimate commercial success of the endeavor. For those collaborative arrangements where it is determined that the Company is the principal participant, costs incurred and revenue generated from third parties are recorded on a gross basis in the financial statements.

From time to time, the Company enters into collaborative arrangements for the research and development, manufacture and/or commercialization of products and product candidates. These collaborations generally provide for non-refundable, upfront license fees, research and development and commercial performance milestone payments, cost sharing, royalty payments and/or profit sharing. The Company’s collaboration agreements with third parties are performed on a ‘‘best efforts’’ basis with no guarantee of either technological or commercial success.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of April 30, 2017 and October 31, 2016, the Company had approximately $22.3 million and $106.7 million, respectively, in cash equivalents.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts (checking) that at times exceed federally insured limits. Approximately $28.7 million is subject to credit risk at April 30, 2017. However, these cash balances are maintained at creditworthy financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

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

	As of April 30,
	2017	2016
Warrants	3,110,575	3,110,575
Stock Options	3,893,558	3,351,794
Restricted Stock Units	1,146,435	808,185
Total	8,150,568	7,270,554

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

Recent Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which defers the implementation of this new standard to be effective for fiscal years beginning after December 15, 2017. Early adoption is permitted effective January 1, 2017. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard pursuant to ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, in May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, and in December 2016 the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amend certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. We are currently evaluating which transition approach we will utilize and the impact of adopting this accounting standard on the Company’s financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. This ASU is not expected to have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this Update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The amendments in this Update provide a screen to determine when a set is not a business. If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. This Update is the final version of Proposed ASU 2015-330 Business Combinations (Topic 805) – Clarifying The Definition of a Business, which has been deleted. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. This ASU is not expected to have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This Update is the final version of Proposed ASU 2016-360—Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting, which has been deleted. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. This ASU is not expected to have a material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying condensed financial statements.

3. INVESTMENTS

The following table summarizes the Company’s investment securities at amortized cost as of April 30, 2017 and October 31, 2016:

	April 30, 2017
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Certificates of Deposit	$22,531,815	$-	$1	$22,531,814
Domestic Governmental Agency Loans	2,666,074	-	1,963	2,664,111
U.S Treasury Notes	60,102,326	-	62,836	60,039,490
Total short-term investment securities	$85,300,215	$-	$64,800	$85,235,415

	October 31, 2016
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Certificates of Deposit	$10,737,563	$-	$-	$10,737,563
Domestic Governmental Agency Loans	2,500,000	-	250	2,499,750
U.S Treasury Notes	26,098,985	2,404	7,556	26,093,833
Total short-term investment securities	$39,336,548	$2,404	$7,806	$39,331,146

All of the Company’s investments mature within the next 12 months.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	April 30, 2017	October 31, 2016
Leasehold Improvements	$2,010,952	$1,835,602
Laboratory Equipment	3,423,753	2,038,704
Furniture and Fixtures	693,173	549,025
Computer Equipment	321,777	240,910
Construction in Progress	869,840	151,368
Total Property and Equipment	7,319,495	4,815,609
Accumulated Depreciation and Amortization	(753,434)	(426,535)
Net Property and Equipment	$6,566,061	$4,389,074

Depreciation expense for the three and six months ended April 30, 2017 and 2016 was $179,823, $337,403, $49,090 and $95,124, respectively.

5. INTANGIBLE ASSETS

Pursuant to our license agreement with the University of Pennsylvania (“Penn”), the Company is billed actual patent expenses as they are passed through from Penn and are billed directly from our patent attorney. The following is a summary of intangible assets as of the end of the following fiscal periods:

	April 30, 2017	October 31, 2016
License	$776,992	$776,992
Patents	5,487,414	4,980,610
Software	25,625	19,625
Total Intangibles	6,290,031	5,777,227
Accumulated Amortization	(1,595,762)	(1,448,106)
Intangible Assets	$4,694,269	$4,329,121

The expirations of the existing patents range from 2017 to 2037 but the expirations can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. Patent applications having a net book value of $89,881, $89,881, $- and $- were abandoned and were charged to Research and Development Expenses in the statement of operations for the three and six months ended April 30, 2017 and 2016, respectively. Amortization expense for intangible assets is included in research and development expenses and aggregated $77,745, $152,155, $60,798 and $118,744 for the three and six months ended April 30, 2017 and 2016, respectively.

Estimated amortization expense for the next five years is as follows:

Year ended October 31,

2017 (Remaining)	$155,000
2018	311,000
2019	308,000
2020	302,000
2021	302,000

6. ACCRUED EXPENSES

The following table represents the major components of accrued expenses:

	April 30, 2017	October 31, 2016
Salaries and Other Compensation	$1,679,995	$2,467,650
Vendors	632,259	2,098,792
Professional Fees	3,779,973	6,338,561
Accrued Expenses	$6,092,227	$10,905,003

7. DERIVATIVE INSTRUMENTS

Warrants

A summary of changes in warrants for the six months ended April 30, 2017 is as follows:

	Number of	Weighted-Average
	Warrants	Exercise Price
Outstanding Warrants at October 31, 2016:	3,110,575	$5.04
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding Warrants at April 30, 2017	3,110,575	$5.04

At April 30, 2017 and October 31, 2016, the Company had approximately 3.09 million of its total 3.11 million outstanding warrants classified as equity (equity warrants). At issuance, equity warrants are recorded at their relative fair values, using the Relative Fair Value Method, in the shareholders’ equity section of the balance sheet. The equity warrants can only be settled through the issuance of shares and are not subject to anti-dilution provisions.

Warrant Liability

At April 30, 2017 and October 31, 2016, the Company had approximately 18,000 of its total approximately 3.11 million outstanding warrants classified as liability warrants (liability warrants). The Company utilizes the BSM to calculate the fair value of these warrants at issuance and at each subsequent reporting date. The liability warrants contain a cash settlement provision in the event of a fundamental transaction (as defined in the Common Stock purchase warrant). Any changes in the fair value of the warrant liability (i.e. the total fair value of all outstanding liability warrants at the balance sheet date) between reporting periods will be reported on the statement of operations.

At April 30, 2017 and October 31, 2016, the fair value of the warrant liability was $- and $20,156, respectively. For the three months ended April 30, 2017 and 2016, the Company reported a gain of $10,652 and $592, respectively, due to changes in the fair value of the warrant liability. For the six months ended April 30, 2017 and 2016, the Company reported a gain of $20,156 and $49,874, respectively, due to changes in the fair value of the warrant liability. In determining the fair value of the warrant liability at April 30, 2017 and October 31, 2016, the Company used the following inputs in its BSM:

	April 30, 2017	October 31, 2016
Exercise Price	$10.63-18.75	$10.63-18.75
Stock Price	$8.56	$8.09
Expected term	0.05-0.26 years	0.55-0.75 years
Expected Volatility	34.44%-43.74%	81.84%-87.09%
Risk Free Interest Rate	0.68%-0.80%	0.51%-0.66%

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

	ANNUALIZED
	Annual Amount	For the Six Months Ended April 30, 2017
	to be Purchased	Gross Purchase		Net Purchase
Executive	$	$	# of shares	$	# of shares
Daniel J. O’Connor	$54,547	$26,546	2,080	$20,008	1,558
Robert G. Petit	$33,061	$16,065	1,811	$12,786	1,295
Sara M. Bonstein	$29,261	$14,260	1,158	$9,978	845

For the three months ended April 30, 2017, the Company recorded stock compensation expense of $37,308 in the statement of operations for the portion of management salaries voluntarily paid in stock representing 4,395 shares of its Common Stock (3,224 shares on a net basis after employee payroll taxes). For the three months ended April 30, 2016, the Company recorded a similar stock compensation expense of $56,926 in the statement of operations representing 8,028 shares of its Common Stock (5,785 shares on a net basis after employee payroll taxes).

For the six months ended April 30, 2017, the Company recorded a similar stock compensation expense of $79,324 in the statement of operations representing 9,711 shares of its Common Stock (7,295 shares on a net basis after employee payroll taxes). For the six months ended April 30, 2016, the Company recorded stock compensation expense of $121,257 in the statement of operations for the portion of management salaries voluntarily paid in stock representing 15,088 shares of its Common Stock (10,732 shares on a net basis after employee payroll taxes).

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

Restricted Stock Units (RSUs)

A summary of the Company’s RSU activity and related information for the six months ended April 30, 2017 is as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Balance at October 31, 2016:	719,448	$10.77
Granted	722,432	$8.38
Vested	(270,134)	$9.28
Cancelled	(25,311)	$9.09
Balance at April 30, 2017	1,146,435	$9.65

As of April 30, 2017, there was approximately $9,247,000 of unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.19 years.

As of April 30, 2017, the aggregate intrinsic value of non-vested RSUs was approximately $9,814,000.

Employee Stock Awards

Common Stock issued to executives and employees related to vested incentive retention awards, employment inducements and employee excellence awards totaled 155,149 (126,504 shares on a net basis after employee payroll taxes) and 134,239 shares for the three months ended April 30, 2017 and 2016, respectively. Total stock compensation expense associated with these awards for the three months ended April 30, 2017 and 2016 was $1,674,989 and $876,228, respectively.

Common Stock issued to executives and employees related to vested incentive retention awards, employment inducements and employee excellence awards totaled 243,809 shares (215,164 shares on a net basis after employee payroll taxes) and 372,368 shares during the six months ended April 30, 2017 and 2016, respectively. Total stock compensation expense associated with these awards for the six months ended April 30, 2017 and 2016 was $2,989,612 and $2,733,304, respectively.

Furthermore, non-executive employees were entitled to receive a performance-based year-end cash bonus. Several non-executive employees voluntarily requested to be paid all or a portion of their cash bonus in the Company’s Common Stock instead of cash. During the six months ended April 30, 2016, the total fair value of these equity purchases was $102,022, or 9,150 shares of the Company’s Common Stock.

Director Stock Awards

Common stock issued to Directors for compensation related to board and committee membership totaled 30,000 and 61,767 shares for the three months ended April 30, 2017 and 2016, respectively. Total stock compensation expense associated with these awards for the three months ended April 30, 2017 and 2016 was $98,315 and $311,205, respectively.

Common stock issued to Directors for compensation related to board and committee membership totaled 30,000 and 93,534 shares for the six months ended April 30, 2017 and 2016, respectively. Total stock compensation expense associated with these awards for the six months ended April 30, 2017 and 2016 was $199,943 and $622,410, respectively.

Stock Options

A summary of changes in the stock option plan for the six months ended April 30, 2017 is as follows:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at October 31, 2016:	3,351,795	$13.31
Granted	556,952	$7.71
Exercised	-	$-
Canceled	(4,000)	$3.42
Expired	(11,189)	$17.88
Outstanding at April 30, 2017	3,893,558	$12.51
Vested and Exercisable at April 30, 2017	2,158,092	$13.47

Total compensation cost related to the Company’s outstanding stock options, recognized in the statement of operations for the three months ended April 30, 2017 and 2016, was $3,006,763 and $3,280,517, respectively. For the six months ended April 30, 2017 and 2016, compensation cost related to the Company’s outstanding stock options was $6,190,221 and $9,952,502, respectively.

During the six months ended April 30, 2017, 556,952 options were granted with a total grant date fair value of $3,542,215. During the six months ended April 30, 2016, 1,385,000 options were granted with a total grant date fair value of $14,837,970.

As of April 30, 2017, there was approximately $14,678,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 1.44 years.

As of April 30, 2017, the aggregate intrinsic value of vested and exercisable options was approximately $48,000.

In determining the fair value of the stock options granted during the six months ended April 30, 2017 and 2016, the Company used the following inputs in its BSM:

Six Months Ended
	April 30, 2017	April 30, 2016
Expected Term	5.50-6.50 years	5.51-6.51 years
Expected Volatility	107.07%-110.93%	109.23%-115.25%
Expected Dividends	0%	0%
Risk Free Interest Rate	1.26-1.58%	1.65%-2.00%

Shares Issued to Consultants

During the three months ended April 30, 2017, 44,312 shares of Common Stock valued at $379,350 were issued to consultants for services, of which $230,100 represented shares issued for amounts previously accrued. The Company recorded a liability on its balance sheet for $247,100 for shares earned pursuant to consulting agreements but not delivered. During the three months ended April 30, 2016, 65,893 shares of Common Stock valued at $570,001 were issued to consultants for services. The common stock share values were based on the dates the shares vested.

During the six months ended April 30, 2017, 76,812 shares of Common Stock valued at $692,950 were issued to consultants for services, of which $75,000 represented shares issued for amounts previously accrued. The Company recorded a liability on its balance sheet for $247,100 for shares earned pursuant to consulting agreements but not delivered. During the six months ended April 30, 2016, 89,017 shares of Common Stock valued at $845,088 were issued to consultants for services. The common stock share values were based on the dates the shares vested.

The following table summarizes share-based compensation expense included in the Statement of Operations by expense category for the six months ended April 30, 2017 and 2016, respectively:

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
Research and development	$1,531,005	$967,705	$2,753,488	$6,074,343
General and administrative	3,682,720	3,864,872	7,570,662	8,287,240
Total	$5,213,725	$4,832,577	$10,324,150	$14,361,583

9. COLLABORATION AND LICENSING AGREEMENTS

Especificos Stendhal SA de CV

On February 3, 2016, the Company entered into a Co-Development and Commercialization Agreement (the “Stendhal Agreement”) with Especificos Stendhal SA de CV (“Stendhal”), for Advaxis’ lead Lm Technology™ immunotherapy, Axalimogene filolisbac , in HPV-associated cancers. Under the terms of the Stendhal Agreement, Stendhal will pay $10 million (“Support Payments”) towards the expense of AIM2CERV over the duration of the trial. Certain internal expenses of Stendhal up to $1 million shall be counted towards the $10 million in Support Payments. The Support Payments are contingent upon Advaxis achieving annual project milestones. The Company considered the provisions of the research and development and collaboration guidance in determining how to recognize the Support Payments to be received from Stendhal. The Company determined the Stendhal Agreement should be accounted for within the scope of collaboration arrangement accounting guidance. Furthermore, the Company determined that Advaxis is the principal in the Stendhal Agreement. As a result, the Company will account for the Support Payments as a reduction of Research and Development Expenses in the statement of operations. During the six months ended April 30, 2017, the Company reached the annual project milestones and recorded the first expected Support Payment of $3,000,000 as Other Receivables on the balance sheet. In May 2017, the Company received the $3,000,000 Support Payment from Stendhal.

Sellas Life Science Group

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

10. COMMITMENTS AND CONTINGENCIES:

Legal Proceedings

Knoll

On August 21, 2015, Knoll Capital Management L.P. filed a complaint against the Company in the Delaware Court of Chancery. In lieu of continuing to unnecessarily incur litigation expenses, on April 27, 2017, the Company settled the matter for a non-material amount, predominately reimbursed by the Company’s insurance, and the parties entered into a definitive confidential settlement agreement. The Company expressly denies any admission or wrongdoing and the settlement was entered into solely for the purpose of avoiding the burden, inconvenience, and expense of further litigation. On May 11, 2017, following resolution of the matter by the parties, the Court granted a Stipulation Of Dismissal With Prejudice.

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

Defendants filed a motion to dismiss the Bono Action. On May 23, 2016, the United States District Court for the District of New Jersey issued an opinion and order granting in part and denying in part defendants’ motion to dismiss. Specifically, the court denied the motion to dismiss as to the breach of fiduciary duty claim and unjust enrichment claim against the three members of the Compensation Committee, but dismissed without prejudice the breach of fiduciary duty and unjust enrichment claims against the other eight individual defendants [O’Connor, Khleif, McKearn, Patton, Bonstein, Mauro, Mayes, and Petit]. The court dismissed without prejudice the Section 14(a) disclosure claim and waste claims against all defendants. On October 5, 2016, the court denied plaintiff’s motion for reconsideration of its May 23 order. On April 13, 2017 ,the parties advised the Court that they had reached a tentative agreement in principle to settled the action, which is still subject to negotiating an award of attorneys’ fees and expenses to Plaintiffs’ counsel and a stipulation of settlement, and, ultimately, Court approval.

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

Operating Leases

The Company’s corporate offices are currently located at 305 College Road East, Princeton, New Jersey 08540.

Future minimum payments of the Company’s operating leases are as follows:

Year ended October 31,

2017(Remaining)	$490,931
2018	1,041,895
2019	1,107,385
2020	1,232,907
2021	1,317,640
Thereafter	5,747,340
10,938,098

11. SUBSEQUENT EVENTS

On May 1, 2017, the Company granted to executives 258,758 RSUs and 145,749 PRSUs. The RSUs and PRSUs vest annually in three equal annual installments on November 1, 2017, November 1, 2018 and November 1, 2019.

On May 30, 2017, the Company announced a clinical development collaboration with BMS to evaluate ADXS-DUAL, its second investigational immunotherapy targeting HPV-associated cancers, and BMS’ PD-1 immune checkpoint inhibitor, Opdivo® (nivolumab), as a potential combination treatment option for women with metastatic cervical cancer.

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

Overview

We are a late-stage biotechnology company focused on the discovery, development and commercialization of our proprietary Lm-based antigen delivery system with our lead program in Phase 3 development. These immunotherapies are based on a platform technology that utilizes live attenuated Listeria monocytogenes bioengineered to secrete antigen/adjuvant fusion proteins. These Lm-based strains are believed to be a significant advancement in immunotherapy as they integrate multiple functions into a single immunotherapy as they access and direct antigen presenting cells to stimulate anti-tumor T-cell immunity, stimulate and activate the immune system with the equivalent of multiple adjuvants, and simultaneously reduce tumor protection in the tumor microenvironment to enable the T-cells to eliminate tumors.

Axalimogene filolisbac Franchise

Axalimogene filolisbac is an Lm–based antigen delivery system directed against HPV and designed to target cells expressing the HPV. It is currently under investigation in three HPV-associated cancers: cervical cancer, head and neck cancer, and anal cancer, either as a monotherapy or in combination.

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

We completed a randomized Phase 2 clinical study (Lm-LLO-E7-15), conducted exclusively in India, in 110 women with recurrent/refractory cervical cancer. The final results showed that 34.9% (38/109) of patients were alive at 12 months, 24.8% (27/109) of patients were Long-term Survivors (“LTS”) alive greater than 18 months. Of the 15 patients consenting to further follow-up beyond 18 months, 12 (11%) achieved 24-month OS status (range 24 – 34+ months) at the time of study closure. LTS included not only patients with tumor shrinkage but also patients who had experienced stable disease or increased tumor burden. Investigator assessment of best Overall Response (“OR”) was assessed in the efficacy population. These data demonstrated a best objective response rate (ORR; CR + PR) of 17.1% (N= 6). The mean duration of OR was 7.2 months. The disease control rate (CR + PR + SD) was 62.9% (N= 22) and the mean duration of stable disease was 5.2 months. The addition of cisplatin chemotherapy to axalimogene filolisbac in this study did not significantly improve overall survival or objective tumor response (p =0.9981).

In this study, 109 patients received 254 doses of axalimogene filolisbac. Axalimogene filolisbac was found to be well tolerated with the majority of the AEs were mild to moderate in severity (566 of 704 reported AEs, 80.4%) and were not related to study drug (539 of 704 reported AEs, 76.6%). Four patients experienced a Grade 3 treatment-associated Serious Adverse Events (“SAE”). All observed treatment-related adverse events were infusion related and either self-resolved or responded readily to symptomatic treatment.

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

We have a clinical trial collaboration agreement with MedImmune, the global biologics research and development arm of AstraZeneca, and are conducting a Phase 1/2, open-label, multicenter, two-part study to evaluate the safety and efficacy of axalimogene filolisbac, in combination with MedImmune’s investigational anti-PD-L1 immune checkpoint inhibitor, durvalumab, as a combination treatment for patients with metastatic squamous or non-squamous carcinoma of the cervix and metastatic HPV-associated Squamous Cell Carcinoma of the Head and Neck (“SCCHN”). For the axalimogene filolisbac and durvalumab dose escalation portion of the study, the dose-escalation phase has been completed. As reported at the Society for Immunotherapy of Cancer (“SITC”) 2016 annual meeting, preliminary results from the dose escalation portion of the study showed that there were no dose limiting toxicities observed, and the safety profile was consistent with previous findings for both axalimogene filolisbac and durvalumab. The recommended phase 2 dose was established as 1x109 Colony Forming Units (“CFU”) for axalimogene filolisbac and 10 mg/kg for durvalumab. In early data reported from this ongoing trial, one patient with cervical cancer achieved a complete response, which remains ongoing after 16 months of follow-up and one patient, also with cervical cancer, achieved a partial response with subsequent disease progression. In addition, two patients with HNSCC achieved stable disease. Treatment related adverse events (“TRAE”) were reported in 91 percent of patients; the majority were either grade 1 or grade 2 events such as chills, fever, nausea and hypotension. Grade 3 TRAEs occurred in three patients, and one patient experienced a grade 4 event. We have commenced enrollment in the Part A (20 patients with SCCHN) and B (90 patients with cervical cancer) expansion phases. Accrual is ongoing.

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

The first stage of enrollment in GOG-0265 was successfully completed with 26 patients treated and met the predetermined safety and efficacy criteria required to proceed into the second stage of patient enrollment. Clinical data from the first stage of GOG-0265 was presented at the American Gynecological & Obstetrical Society (“AGOS”) annual meeting on September 17, 2015. Overall survival at 12 months was 38.5% (10/26) (the conditional power needed in order to progress to Stage 2 was ≥20%), and, among patients who had received the full treatment regimen of 3 doses of axalimogene filolisbac, the 12-month survival rate was 55.6% (10/18). The adverse events observed in the first stage of the study were consistent with those reported in other clinical studies with axalimogene filolisbac.

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

Overall, 28 out of 50 (56%) patients experienced a Grade 1 or Grade 2 TRAE associated with axalimogene filolisbac infusion. The most common (>30%) Grade 1 or Grade 2 TRAEs were fatigue, chills, anemia, nausea and fever. Eighteen (36%) patients experienced a Grade 3 TRAE and two patients experienced a Grade 4 AE, considered possibly related to treatment was a klebsiella lung infection in one patient, and hypotension/cytokine related symptoms in another patient.

In October 2016, upon review of these findings, we announced early closure of GOG-0265. Results from the GOG-0265 study were presented as an oral late-breaker presentation at the Society of Gynecologic Oncology (“SGO”) annual meeting on March 14, 2017. Based on these data, we plan on pursuing regulatory opportunities for this unmet medical need in Europe in 2017.

In addition, pending FDA feedback, we plan to initiate a global, randomized, registrational quality clinical trial in 2017 in the metastatic cervical cancer setting with ADXS-DUAL, our second immunotherapy targeting HPV-associated cancers, in combination with BMS’ PD-1 immune checkpoint inhibitor, OPDIVO® (nivolumab). Subject to the positive outcome of this study, we plan to file for drug approval for metastatic cervical cancer in combination treatment.

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

The safety and efficacy of axalimogene filolisbac was evaluated in a Phase 2 study under an investigator-sponsored IND by Brown University in patients with high-risk locally advanced anal cancer. As of December 2016, 11 patients were enrolled and all patients who have completed radiation treatment and received treatment experienced a six-month complete response (n=9), with no evidence of recurrence. Eight of 9 patients (89%) are disease-free at a median follow-up of 34 months. These data were accepted for publication in the on-line journal at American Society of Clinical Oncology (“ASCO”) 2017.

In consideration of these data, no further enrollment in this study is planned and the investigator at Brown University is evaluating the opportunity to transition this study into a NCI-funded cooperative group trial to evaluate the safety and efficacy of axalimogene filolisbac in a pivotal Phase 2/3 anal cancer trial, to be conducted by NRG Oncology. In advance of the foregoing, we have entered into a clinical trial collaboration agreement with the Radiation Therapy Oncology Group (“RTOG”) Foundation for the conduct of such study. Depending on the Company’s ability to agree upon the study design and budget, the Company plans to initiate a randomized, registrational quality study in high-risk locally advanced anal cancer. Similar to AIM2CERV, our goal for this monotherapy trial is to develop a treatment to prevent or reduce the risk of anal cancer recurrence after primary care treatment in patients who are at a high risk for recurrence. Subject to the positive outcome of this study, we plan to file for drug approval for high-risk locally advanced anal cancer.

We are conducting a Phase 2 multi-center, open-label, Simon two-stage study (“FAWCETT” or “Fighting Anal-Cancer with CTL Enhancing Tumor Therapy”), testing axalimogene filolisbac in patients with persistent or recurrent metastatic anal cancer. FAWCETT is designed to evaluate the efficacy and safety of axalimogene filolisbac as a monotherapy in patients with HPV-associated metastatic anal cancer who have received at least one prior treatment regimen for the advanced disease. Patients will receive IV axalimogene filolisbac monotherapy (1x109 CFU) every 3 weeks for ≤ 2 years or until a discontinuation criterion is met. Stage 1 of the trial targeted enrollment of 36 patients with anal cancer whose disease recurred after receiving treatment, with an interim analysis planned on enrollment of 31 evaluable pts (≥ 1 post-baseline scan) and met the predetermined safety and efficacy criteria required to proceed into the second stage of patient enrollment. Prior to opening the second stage of this study, the company will evaluate its study design, including a monotherapy verses combination therapy approach.

Preliminary Stage 1 results from 29 of the planned evaluable patients showed 1 (3.5%) patient had a durable partial response lasting > 6 months (after progression on prior anti-PD-1 therapy) and 7 had stable disease (24%). Disease control rate was 28%. The current Kaplan Meier 6-month PFS estimate is 22%, indicating the study can proceed to Stage 2 of enrollment. Common (≥ 30%) TRAEs were grade 1-2 chills/rigors, fever, hypotension and vomiting. Grade 3 TRAEs of cytokine related symptoms (n=1; SAE), infusion related reactions (n=2; 1 SAE) and hypotension (n=2; 1 SAE) were reported. These results will be reported at the annual meeting of the European Society for Medical Oncology (ESMO) in September 2017.

Axalimogene filolisbac has received FDA and EMA orphan drug designation for anal cancer.

ADXS-DUAL Franchise

ADXS-DUAL, our second immunotherapy targeting HPV-associated cancers, is an Lm–based immunotherapy that secretes a fusion protein containing E7 protein antigens from both major families of HPV. We developed ADXS-DUAL by building on our learnings from the clinical development of axalimogene filolisbac and have incorporated additional HPV target antigens into our Lm bacterial vector.

We have entered into a clinical development collaboration agreement with BMS to evaluate their PD-1 immune checkpoint inhibitor, OPDIVO® (nivolumab), in combination with ADXS-DUAL as a potential treatment option for women with metastatic cervical cancer. Pending FDA feedback, we plan to initiate a global, randomized, registrational quality trial in 2017 and will evaluate this combination regimen in women with persistent, recurrent or metastatic (squamous or non-squamous cell) carcinoma of the cervix who have failed at least one prior line of systemic chemotherapy. Under the terms of the agreement, each party will bear their own internal costs and provide its immunotherapy agents. We will sponsor the study and pay third-party costs.

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

ADXS-DUAL and OPDIVO® (nivolumab)

As further described above, we have entered into a clinical development collaboration agreement with BMS to evaluate their PD-1 immune checkpoint inhibitor, OPDIVO® (nivolumab), in combination with ADXS-DUAL as a potential treatment option for women with metastatic cervical cancer. Pending FDA feedback, we plan to initiate a global, randomized, registrational quality trial in 2017 and will evaluate this combination regimen in women with persistent, recurrent or metastatic (squamous or non-squamous cell) carcinoma of the cervix who have failed at least one prior line of systemic chemotherapy.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2017 AND 2016

Revenue

During the quarter ended April 30, 2017, the Company recorded revenue of $3,425,380. The Company recognized revenue from the collaboration agreement with Amgen related to amortization of the upfront fees received.

We did not record any revenue for the three months ended April 30, 2016.

Research and Development Expenses

We make significant investments in research and development in support of our development programs both clinically and pre-clinically. Research and development costs are expensed as incurred and primarily include salary and benefit costs, third-party grants, fees paid to clinical research organizations, and supply costs. Research and development expenses for the three months ended April 30, 2017 and 2016 were categorized as follows:

	Three Months Ended April 30,
	2017	2016

Axalimogene filolisbac Franchise	$2,001,228	$2,624,615
ADXS-PSA Franchise	762,650	419,748
ADXS-HER2 Franchise	519,582	897,585
ADXS-NEO Franchise	646,078	96,576
Personnel Expenses	5,800,286	2,886,504
Professional Fees	3,128,173	1,193,585
Laboratory Costs	2,830,837	386,288
Other Expenses	619,902	253,509
Total Research & Development Expense	$16,308,736	$8,758,410

Axalimogene Filolisbac Franchise

Axalimogene filolisbac expenses were $2,001,228 for the three months ended April 30, 2017 compared to $2,624,615 for the three months ended April 30, 2016, a decrease of $623,387. The decrease resulted from the first expected Support Payment of $3,000,000 under the Stendhal Agreement resulting in a reduction of expense. This was mostly offset by an increase in startup activities for additional countries in the Phase 3 AIM2CERV study.

ADXS-PSA Franchise

PSA expenses were $762,650 for the three months ended April 30, 2017 as compared to $419,748 for the three months ended April 30, 2016, an increase of $342,902. The increase resulted from higher costs incurred due to the active enrollment of an expansion cohort on the Phase 1/2 study in combination with Merck’s KEYTRUDA® (pembrolizumab).

ADXS-HER2 Franchise

HER2 expenses were $519,582 for the three months ended April 30, 2017 compared to $897,585 for the three months ended April 30, 2016, a decrease of $378,003. The decrease was attributable to trial start-up and enrollment phasing in the prior year.

ADXS-NEO Franchise

NEO expenses were $646,078 for the three months ended April 30, 2017 compared to $96,576 for the three months ended April 30, 2016, an increase of $549,502. The increase was attributable to IND activities and Phase 1 start-up costs incurred during the three months ended April 30, 2017.

Personnel Expenses

Personnel expenses were $5,800,286 for the three months ended April 30, 2017 compared to $2,886,504 for the three months ended April 30, 2016, a increase of $2,913,782. The increase was attributable to an increase in headcount.

Professional Fees

Professional fees were $3,128,173 for the three months ended April 30, 2017 compared to $1,193,585 for the three months ended April 30, 2016, and increase of $1,934,588. The increase was attributable to an increase in drug manufacturing process validation costs.

Laboratory Costs

Laboratory costs were $2,830,837 for the three months ended April 30, 2017 compared to $386,288 for the three months ended April 30, 2016, an increase of $2,444,549. An increase in headcount and the expansion of laboratory space accounted for the increase.

Other Expenses

Other expenses were $619,903 for the three months ended April 30, 2017 compared to $253,509 for the three months ended April 30, 2016, an increase of $366,394. The increase was due to additional infrastructure costs incurred to support the increased headcount, laboratory expansion and abandoned patent applications.

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs for employees included in our finance, legal and administrative organizations, outside legal and professional services, and facilities costs. General and administrative expenses were approximately $7.8 million for the three months ended April 30, 2017, compared with approximately $6.8 million for the three months ended April 30, 2016, an increase of approximately $1.0 million. The increase is attributable to an increase in professional fees and office expenses that resulted from an increase in headcount, as well as a litigation settlement.

Interest Income

Interest income was $184,747 for the three months ended April 30, 2017, compared with $70,389 for the three months ended April 30, 2016. The increase in interest income earned was attributable to an increase in interest rates as well as cash resulting from sales of the Company’s common share and an up-front payment received in conjunction with the collaboration agreement with Amgen. The cash was invested in held-to-maturity investments and a savings account.

Changes in Fair Values

For the three months ended April 30, 2017, the Company recorded non-cash income from changes in the fair value of the warrant liability of $10,652 due to a smaller range of share prices used in the calculation of the Black-Scholes Model (“BSM”) volatility input.

For the three months ended April 30, 2016, the Company recorded non-cash expense from changes in the fair value of the warrant liability of $592 due to an increase in the fair value of liability warrants primarily resulting from a significant increase in our share price from $6.82 at April 30, 2016 to $7.74 at April 30, 2016.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED APRIL 30, 2017 AND 2016

Revenue

During the six months ended April 30, 2017, the Company recorded revenue of $7,216,222. The Company recognized $6,966,222 of revenue from the collaboration agreement with Amgen related to amortization of the upfront fees received. In addition, $250,000 of revenue was due to the receipt of an annual exclusive license fee from GBP for the development and commercialization of axalimogene filolisbac.

During the six months ended April 30, 2016, the Company recorded revenue of $250,000 due to the receipt of an annual exclusive license fee from GBP for the development and commercialization of axalimogene filolisbac.

Research and Development Expenses

We make significant investments in research and development in support of our development programs both clinically and pre-clinically. Research and development costs are expensed as incurred and primarily include salary and benefit costs, third-party grants, fees paid to clinical research organizations, and supply costs. Research and development expenses for the six months ended April 30, 2017 and 2016 were categorized as follows:

	Six Months Ended April 30,
	2017	2016

Axalimogene filolisbac Franchise	$5,965,813	$5,534,736
ADXS-PSA Franchise	1,649,280	1,017,206
ADXS-HER2 Franchise	990,546	932,735
ADXS-NEO Franchise	1,043,852	407,086
Personnel Expenses	10,555,124	10,299,175
Professional Fees	4,698,902	2,596,723
Laboratory Costs	4,100,568	637,976
Other Expenses	953,205	397,727
Total Research & Development Expense	$29,957,290	$21,823,364

Axalimogene Filolisbac Franchise

Axalimogene filolisbac expenses were $5,965,813 for the six months ended April 30, 2017 compared to $5,534,736 for the six months ended April 30, 2016, an increase of $431,077. The increase resulted from an increase in startup activities for additional countries in AIM2CERV. This was mostly offset by the first expected Support Payment of $3,000,000 under the Stendhal Agreement resulting in a reduction of expense.

ADXS-PSA Franchise

PSA expenses were $1,649,280 for the six months ended April 30, 2017 as compared to $1,017,206 for the six months ended April 30, 2016, an increase of $632,074. The increase resulted from higher costs incurred due to the active enrollment of an expansion cohort on the Phase 1/2 study in combination with Merck’s KEYTRUDA® (pembrolizumab).

ADXS-HER2 Franchise

HER2 expenses were $990,546 for the six months ended April 30, 2017 compared to $932,735 for the six months ended April 30, 2016, an increase of $57,811. HER2 expenses during the six months ended April 30, 2017 were consistent with the comparable prior period.

ADXS-NEO Franchise

NEO expenses were $1,043,852 for the six months ended April 30, 2017 compared to $407,086 for the six months ended April 30, 2016, an increase of $636,766. The increase was attributable to IND activities and Phase 1 start-up costs incurred during the six months ended April 30, 2017.

Personnel Expenses

Personnel expenses were $10,555,124 for the six months ended April 30, 2017 compared to $10,299,175 for the six months ended April 30, 2016, an increase of $255,949. The increase was attributable to an increase in headcount that was mostly offset by stock based compensation for past employees in the prior period.

Professional Fees

Professional fees were $4,698,902 for the six months ended April 30, 2017 compared to $2,596,723 for the six months ended April 30, 2016, an increase of $2,102,179. The increase was attributable to an increase in drug manufacturing process validation costs.

Laboratory Costs

Laboratory costs were $4,100,568 for the six months ended April 30, 2017 compared to $637,976 for the six months ended April 30, 2016, an increase of $3,462,592. An increase in headcount and the expansion of laboratory space accounted for the increase.

Other Expenses

Other expenses were $953,205 for the six months ended April 30, 2017 compared to $397,727 for the six months ended April 30, 2016, an increase of $555,478. The increase was due to additional infrastructure costs incurred to support the increased headcount, laboratory expansion and abandoned patent applications.

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs for employees included in our finance, legal and administrative organizations, outside legal and professional services, and facilities costs. General and administrative expense were approximately $15.1 million for the six months ended April 30, 2017, compared with approximately $14.0 million for the six months ended April 30, 2016, an increase of approximately $1.1 million. The increase is attributable to an increase in professional fees and office expenses that resulted from an increase in headcount, as well as a litigation settlement.

Interest Income

Interest income was $329,884 for the six months ended April 30, 2017, compared with $142,189 for the six months ended April 30, 2016. The increase in interest income earned was attributable to an increase in interest rates as well as cash resulting from sales of the Company’s common share and an up-front payment received in conjunction with the collaboration agreement with Amgen. The cash was invested in held-to-maturity investments and a savings account.

Changes in Fair Values

For the six months ended April 30, 2017, the Company recorded non-cash income from changes in the fair value of the warrant liability of $20,156 due to a smaller range of share prices used in the calculation of the Black-Scholes Model (“BSM”) volatility input.

For the six months ended April 30, 2016, the Company recorded non-cash income from changes in the fair value of the warrant liability of $49,874 due to a decrease in the fair value of liability warrants primarily resulting from a decrease in our share price from $11.09 at October 31, 2015 to $7.74 at April 30, 2016.

Income Tax Expense

During the six months ended April 30, 2017, we paid $50,000 in Taiwanese withholding taxes in connection with the revenue generated from an annual exclusive license fee from GBP.

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

Liquidity and Capital Resources

Our major sources of cash have been proceeds from various public and private offerings of our common stock, option and warrant exercises, and interest income. From October 2013 through May 2017, we raised approximately $221.8 million in gross proceeds from various public and private offerings of our common stock. We have not yet commercialized any drug, and we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, obtain regulatory approvals for our drug, successfully complete any post-approval regulatory obligations, successfully compete with other available treatment options in the marketplace, overcome any clinical holds that the FDA may impose and successfully manufacture and commercialize our drug alone or in partnership. We may continue to incur substantial operating losses even after we begin to generate revenues from our drug candidates. As of April 30, 2017, the Company had approximately $115.3 million in cash, cash equivalents and investments on its balance sheet. We believe our current cash position is sufficient to fund our business plan approximately through the second quarter of fiscal 2019. The actual amount of cash that we will need to operate is subject to many factors.

Since our inception through April 30, 2017, the Company has reported accumulated net losses of approximately $245.3 million and recurring negative cash flows from operations. We anticipate that we will continue to generate significant losses from operations for the foreseeable future.

Cash used in operating activities for the six months ended April 30, 2017 was approximately $33.6 million (including proceeds from the sale of our state NOLs and Research and Development (R&D) tax credits of approximately $2.5 million) primarily from spending associated with our clinical trial programs and general and administrative spending.

Cash used in operating activities for the six months ended April 30, 2016 was approximately $16.8 million (including proceeds from the sale of our state NOLs and Research and Development (R&D) tax credits of approximately $1.6 million) primarily from spending associated with our clinical trial programs and general and administrative spending.

Cash used in investing activities for the six months ended April 30, 2017 was approximately $49.0 million resulting from investments in held-to-maturity investments, purchases of property and equipment, legal cost spending in support of our intangible assets (patents) and costs paid to Penn for patents.

Cash used in investing activities for the six months ended April 30, 2016 was approximately $5.4 million resulting from investments in held-to-maturity investments, purchases of property and equipment, construction of cleanroom and laboratory facilities, legal cost spending in support of our intangible assets (patents) and costs paid to Penn for patents.

Cash used by financing activities for the six months ended April 30, 2017 was approximately $161,000, resulting from taxes paid related to the net share settlement of equity awards.

Cash provided by financing activities for the six months ended April 30, 2016 was approximately $538,000, resulting from approximately $614,000 in proceeds received on option and warrant exercises. This was partially offset by approximately $76,000 in taxes paid related to the net share settlement of equity awards.

Our capital resources and operations to date have been funded primarily with the proceeds from public, private equity and debt financings, NOL tax sales and income earned on investments and grants. We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future, due to the substantial investment in research and development. As of April 30, 2017 and October 31, 2016, we had an accumulated deficit of $245,255,483 and $207,706,825, respectively and shareholders’ equity of $91,879,410 and $119,302,194, respectively.

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

Off-Balance Sheet Arrangements

As of April 30, 2017, we had no off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At April 30, 2017, the Company had approximately $115.3 million in cash, cash equivalents and investments, which consisted primarily of bank deposits, money market funds and short term investments such as certificates of deposit, domestic governmental agency loans and U.S treasury notes. The Company’s investment policy and strategy are focused on preservation of capital and supporting the Company’s liquidity requirements. The Company uses a combination of internal and external management to execute its investment strategy and achieve its investment objectives. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

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

Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is from time to time involved in legal proceedings in the ordinary course of our business. The Company does not believe that any of these claims or proceedings against us is likely to have, individually or in the aggregate, a material adverse effect on the financial condition or results of operations. Refer to Note 9: Commitments and Contingencies for more information on legal proceedings.

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

On February 28, 2017, the registrant issued 1,066 shares of Common Stock to its Executive Officers, pursuant to their Employment Agreements.

On March 31, 2017, the registrant issued 1,080 shares of Common Stock to its Executive Officers, pursuant to their Employment Agreements.

On, April 28, 2017, the registrant issued 1,078 shares of Common Stock to its Executive Officers, pursuant to their Employment Agreements.

On May 10, 2017, the registrant issued 20,000 shares of Common Stock to an accredited investor as payment for consulting services.

On May 19, 2017, the registrant issued 8,737 shares of Common Stock to accredited investors as payment for consulting services.

On May 31, 2017, the registrant issued 1,299 shares of Common Stock to its Executive Officers, pursuant to their Employment Agreements.

Treasury Share Repurchases

The following table represents treasury share repurchases during the three months ended April 30, 2017:

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
February 1, 2017 – February 28, 2017	9,485	$8.74	N/A	N/A
March 1, 2017 – March 31, 2017	-	$-	N/A	N/A
April 1, 2017 – April 30, 2017	-	$-	N/A	N/A
Total	9,485	$8.74	N/A	N/A

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

ADVAXIS, INC.
Registrant

Date: June 6, 2017	By:	/s/ Daniel J. O’Connor
Daniel J. O’Connor
President and Chief Executive Officer

	By:	/s/ Sara M. Bonstein
Sara M. Bonstein
Chief Financial Officer, Executive Vice President & Secretary

