Form 10-Q
period 2017-07-31
Advaxis, Inc.
filed 2017-09-11
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of August 31, 2017 was 41,065,835.

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	the success and timing of our clinical trials, including patient accrual;
●	our ability to obtain and maintain regulatory approval and/or reimbursement of our product candidates for marketing;
●	our ability to obtain the appropriate labeling of our products under any regulatory approval;
●	our plans to develop and commercialize our products;
●	the successful development and implementation of our sales and marketing campaigns;
●	the loss of key scientific or management personnel;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	our ability to successfully compete in the potential markets for our product candidates, if commercialized;
●	regulatory developments in the United States and foreign countries;
●	the rate and degree of market acceptance of any of our product candidates;
●	new products, product candidates or new uses for existing products or technologies introduced or announced by our competitors and the timing of these introductions or announcements;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	our available cash;
●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
●	our ability to obtain additional funding;
●	our ability to obtain and maintain intellectual property protection for our product candidates;
●	the success and timing of our preclinical studies including IND enabling studies;
●	the ability of our product candidates to successfully perform in clinical trials;
●	our ability to initiate trials, enroll our trials, obtain and maintain approval of our product candidates;
●	our ability to manufacture and the performance of third-party manufacturers;
●	the performance of our clinical research organizations, clinical trial sponsors and clinical trial investigators; and
●	our ability to successfully implement our strategy.

Any forward-looking statements that we make in this Form 10-Q speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Form 10-Q. You should also read carefully the factors described in the “Risk Factors” section of the Company’s annual report on Form 10-K for the year ended October 31, 2016, as filed with the SEC on January 9, 2017, to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate.

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVAXIS, INC.

CONDENSED BALANCE SHEETS

	July 31, 2017	October 31, 2016
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$15,013,455	$112,750,980
Investments – Held-to-Maturity	74,391,856	39,336,548
Interest Receivable	226,798	80,142
Prepaid Expenses	1,283,010	812,830
Income Tax Receivable	-	2,549,862
Deferred Expenses	5,368,234	4,291,385
Other Receivable	1,500,000	-
Other Current Assets	99,903	53,451
Total Current Assets	97,883,256	159,875,198

Property and Equipment (net of accumulated depreciation)	7,337,337	4,389,074
Intangible Assets (net of accumulated amortization)	4,942,161	4,329,121
Deferred Expenses- net of current portion	59,487	-
Other Assets	499,427	450,667

TOTAL ASSETS	$110,721,668	$169,044,060

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,981,478	$1,720,428
Accrued Expenses	6,162,454	10,905,003
Deferred Revenue	12,106,973	15,020,576
Lease Incentive Obligation	40,226	40,226
Common Stock Warrant Liability	-	20,156
Total Current Liabilities	21,291,131	27,706,389

Deferred Rent	646,025	475,749
Deferred Revenue- net of current portion	14,130,329	21,234,568
Lease Incentive Obligation – net of current portion	294,991	325,160
Total Liabilities	36,362,476	49,741,866

Commitments and Contingencies

Shareholders’ Equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; Series B Preferred Stock; 0 shares issued and outstanding at July 31, 2017 and October 31, 2016. Liquidation preference of $0 at July 31, 2017 and October 31, 2016.	-	-
Common Stock - $0.001 par value; 65,000,000 shares authorized, 40,996,342 shares issued and outstanding at July 31, 2017 and 40,057,067 shares issued and 40,041,047 shares outstanding at October 31, 2016.	40,996	40,057
Additional Paid-In Capital	352,199,274	327,098,749
Treasury Stock, at cost, 0 shares at July 31, 2017 and 16,020 shares at October 31, 2016.	-	(129,787)
Accumulated Deficit	(277,881,078)	(207,706,825)
Total Shareholders’ Equity	74,359,192	119,302,194
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$110,721,668	$169,044,060

The accompanying notes are an integral part of these condensed financial statements.

ADVAXIS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016

Revenue	$3,051,620	$-	$10,267,842	$250,000

Operating Expenses
Research and Development Expenses	17,798,139	10,142,232	47,755,429	31,965,596
General and Administrative Expenses	18,063,555	6,423,988	33,171,062	20,395,635
Total Operating Expenses	35,861,694	16,566,220	80,926,491	52,361,231

Loss from Operations	(32,810,074)	(16,566,220)	(70,658,649)	(52,111,231)

Other Income (expense):
Interest Income	184,479	73,872	514,363	216,061
Net Changes in Fair Value of Derivative Liabilities	-	6,340	20,156	56,214
Other Expense	-	-	(123)	(201)
Net Loss Before Income Taxes	(32,625,595)	(16,486,008)	(70,124,253)	(51,839,157)

Income Tax Expense	-	-	50,000	14,236

Net Loss	(32,625,595)	(16,486,008)	(70,174,253)	(51,853,393)

Net Loss Per Share, Basic and Diluted	$(0.80)	$(0.48)	$(1.74)	$(1.52)

Weighted Average Number of Shares Outstanding, Basic and Diluted	40,609,794	34,375,814	40,315,356	34,061,127

The accompanying notes are an integral part of these condensed financial statements.

ADVAXIS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended July 31,
	2017	2016

OPERATING ACTIVITIES
Net loss	$(70,174,253)	$(51,853,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	24,694,464	19,369,948
Gain on change in value of warrants and embedded derivative	(20,156)	(56,214)
Loss on disposal of property and equipment	3,187	-
Impairment of intangible assets	107,626	-
Employee stock purchase plan	223,119	28,189
Depreciation expense	553,779	163,581
Amortization expense of intangible assets	239,155	183,184
Lease incentive obligation	(30,169)	375,443
Amortization of premium on held-to-maturity investments	150,062	218,733
Deferred rent	170,276	374,724
Change in operating assets and liabilities:
Interest receivable	(146,656)	5,128
Prepaid expenses	(470,180)	(428,788)
Income tax receivable	2,549,862	1,609,349
Other receivable	(1,500,000)	-
Other current assets	(46,452)	(13,714)
Deferred expenses	(1,136,336)	(3,614,485)
Other assets	(48,760)	(320,109)
Accounts payable and accrued expenses	(3,634,230)	2,817,033
Deferred revenue	(10,017,842)	-
Net cash used in operating activities	(58,533,504)	(31,141,391)

INVESTING ACTIVITIES
Purchases of held-to-maturity investments	(73,425,703)	(24,248,963)
Proceeds from maturities and redemptions on held-to-maturity investments	38,220,333	20,649,000
Purchase of property and equipment	(3,419,298)	(2,003,804)
Cost of intangible assets	(959,821)	(602,827)
Net cash used in investing activities	(39,584,489)	(6,206,594)

FINANCING ACTIVITIES
Net proceeds of issuance of common stock	705,868	-
Proceeds from exercise of warrants	1,125	614,368
Taxes paid related to net share settlement of equity awards	(354,262)	(52,752)
Employee tax withholdings paid on equity awards	(1,547,612)	(1,926,763)
Tax shares sold to pay for employee tax withholdings on equity awards	1,575,349	1,893,645
Net cash provided by financing activities	380,468	528,498
Net decrease in cash and cash equivalents	(97,737,525)	(36,819,487)
Cash and cash equivalents at beginning of period	112,750,980	66,561,683
Cash and cash equivalents at end of period	$15,013,455	$29,742,196

The accompanying notes are an integral part of these condensed financial statements.

Supplemental Disclosures of Cash Flow Information

	Nine months ended July 31,
	2017	2016
Cash paid for taxes	$50,000	$50,000

Supplemental Schedule of Non-Cash Investing and Financing Activities

	Nine months ended July 31,
	2017	2016
Accrued expenses from consultants settled with common stock	$75,000	$55,000
Conversion of notes payable into common stock	$-	$29,549
Property and equipment included in accounts payable and accrued expenses	$85,931	$34,797

The accompanying notes are an integral part of these condensed financial statements.

ADVAXIS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. NATURE OF OPERATIONS

Advaxis, Inc. (“Advaxis” or the “Company”) is a late-stage biotechnology company focused on the discovery, development and commercialization of proprietary Lm-based antigen delivery products. These immunotherapies are based on a platform technology that utilizes live attenuated Listeria monocytogenes (“Lm” or “Lm TechnologyTM”) bioengineered to secrete antigen/adjuvant fusion proteins. These Lm-based strains are believed to be a significant advancement in immunotherapy as they integrate multiple functions into a single immunotherapy as they access and direct antigen presenting cells to stimulate anti-tumor T-cell immunity, stimulate and activate the immune system with the equivalent of multiple adjuvants, and simultaneously reduce tumor protection in the tumor microenvironment to enable the T-cells to eliminate tumors.

Advaxis has developed a strong foothold in the development of immunotherapies, including both axalimogene filolisbac and ADXS-DUAL (ADXS-602) for HPV-related cancers. Axalimogene filolisbac is an Lm–based antigen delivery product directed against the Human Papilloma Virus (“HPV”) and designed to target cells expressing the HPV. ADXS-DUAL, the Company’s second immunotherapy targeting HPV-associated cancers, is an Lm-based immunotherapy that secretes a fusion protein containing E7 protein antigens from both major families of HPV.

The Company completed a randomized Phase 2 study in 110 patients with recurrent metastatic cervical cancer that was shown to have a manageable safety profile, apparent improved survival and objective tumor responses. In addition, the Gynecologic Oncology Group (“GOG”) Foundation, Inc., now part of NRG Oncology, conducted a cooperative group / Company sponsored Phase 2 open-label clinical study of axalimogene filolisbac in patients with persistent or recurrent metastatic cervical cancer with documented disease progression. The study, known as GOG-0265, has successfully completed the first and second stages in its Simon 2-stage design. Upon early closure of this study, the results from both stages totaling 50 patients dosed resulted in a 12-month survival rate of 38.0% with a manageable safety profile. The Company has initiated a registrational Phase 3 clinical trial for the adjuvant treatment of women with high-risk locally advanced cervical cancer and, pending FDA feedback, is planning to initiate a global, randomized, registrational quality clinical trial in 1H 2018 in the metastatic cervical cancer setting with ADXS-DUAL in combination with Bristol-Myers Squibb’s (“BMS”) PD-1 immune checkpoint inhibitor, OPDIVO® (nivolumab). The Company also plans to pursue registrational opportunities in Europe in 2017 for the metastatic cervical cancer setting as a monotherapy with axalimogene filolisbac.

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

ADXS-PSA (ADXS31-142) is the Company’s Lm–based product candidate designed to target the Prostate Specific Antigen (“PSA”) associated with prostate cancer which is being evaluated in a Phase 1/2 clinical trial alone and in combination with KEYTRUDA® (pembrolizumab), Merck & Co.’s (“Merck”) humanized monoclonal antibody against PD-1, in patients with previously treated metastatic castration-resistant prostate cancer.

ADXS-HER2 (ADXS31-164) is the Company’s Lm-based product candidate designed for the treatment of Human Epidermal Growth Factor Receptor 2 (“HER2”) expressing cancers, including human and canine osteosarcoma. ADXS-HER2 was evaluated in a Phase 1b clinical trial in patients with metastatic HER2 expressing solid tumors. The Company has evaluated the data, and based on the Company’s priorities, has determined not to pursue further clinical study of ADXS-HER2 at this time but remains open to investigator-initiated research or licensing proposals. Clinical research with ADXS-HER2 in canine osteosarcoma is being developed by the Company’s pet therapeutic partner, Aratana Therapeutics Inc. (“Aratana”), who holds exclusive rights to develop and commercialize ADXS-HER2 and three other Lm -LLO immunotherapies for pet health applications. Aratana has announced that a product license application for use of ADXS-HER2 in the treatment of canine osteosarcoma has been filed with the United States Department of Agriculture (“USDA”). Aratana received communication from the USDA in March 2015 stating that the previously submitted efficacy data for product licensure for AT-014 (ADXS-HER2), the cancer immunotherapy for canine osteosarcoma, was accepted and that it provides a reasonable expectation of efficacy that supports conditional licensure. While additional steps need to be completed, including in the areas of manufacturing and safety, Aratana anticipates that AT-014 could receive conditional licensure from the USDA in 2017.

ADXS-NEO is the Company’s individual Lm-based antigen delivery product combined with a fusion protein based on information captured by comparing a patient’s own DNA with the DNA from that patient’s tumor. The FDA has cleared the Company’s IND application for clinical investigation of a new precision immunotherapy for the treatment of cancers. The Company plans to initiate a Phase 1 study in first half of 2018.

The Company has focused its development efforts on establishing a drug development pipeline that incorporates this technology into therapeutic cancer immunotherapies, with clinical trials currently targeting HPV-associated cancers (cervical cancer, head and neck cancer, and anal cancer), prostate cancer, and canine osteosarcoma. Although no immunotherapies have been commercialized to date, the Company continues to invest in research and development to advance the technology and make it available to patients with many different types of cancer. Pipeline development and the further exploration of the technology for advancement entails risk and expense. The Company anticipates that its ongoing operational costs will increase significantly as it continues conducting and expanding its clinical development programs. In addition to its existing single antigen vectors that target one tumor associated antigen, the Company is actively engaged in the development of new constructs that will address multiple targets that are common to tumor types, as well as mutation-associated epitopes that are specific to an individual patient’s tumor. The Company is also leveraging its Lm Technology™ to target common (public or shared) mutations (hotspots) in tumor driver genes, which it refers to as ADXS-HOT. Lastly, the Company completed construction for its pilot plant at the state-of-the-art manufacturing facility in Princeton, NJ, to produce supplies for its neoepitope and other development programs.

Liquidity and Financial Condition

The Company’s products are being developed and have not generated significant revenues. As of July 31 2017, the Company had approximately $89.4 million in cash, cash equivalents and investments on its balance sheet. The Company believes its current cash position is sufficient to fund its business plan into approximately fiscal 2019. The estimate is based on assumptions that may prove to be wrong, and the Company could use available capital resources sooner than currently expected. Because of the numerous risks and uncertainties associated with the development and commercialization of its product candidates, the Company is unable to estimate the amount of increased capital outlays and operating expenses associated with completing the development of its current product candidates.

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

Collaboration Agreements

The Company evaluates whether an arrangement is a collaborative arrangement under the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 808, Collaborative Arrangements, at its inception based on the facts and circumstances specific to the arrangement. The Company also reevaluates whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards dependent on the ultimate commercial success of the endeavor. For those collaborative arrangements where it is determined that the Company is the principal participant, costs incurred and revenue generated from third parties are recorded on a gross basis in the financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of July 31, 2017 and October 31, 2016, the Company had approximately $8.3 million and $106.7 million, respectively, in cash equivalents.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts (checking) that at times exceed federally insured limits. Approximately $13.7 million is subject to credit risk at July 31, 2017. However, these cash balances are maintained at creditworthy financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

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

	As of July 31,
	2017	2016
Warrants	3,094,173	3,110,575
Stock Options	3,893,558	3,351,794
Restricted Stock Units	1,527,693	762,909
Total	8,515,424	7,225,278

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

3. INVESTMENTS

The following table summarizes the Company’s investment securities at amortized cost as of July 31, 2017 and October 31, 2016:

	July 31, 2017
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross Unrealized holding losses	Estimated fair value
Short-term investments:
Certificates of Deposit	$17,185,953	$-	$-	$17,185,953
Domestic Governmental Agency Loans	2,666,361	-	795	2,665,566
U.S Treasury Notes	54,539,542	-	50,347	54,489,195
Total short-term investment securities	$74,391,856	$-	$51,142	$74,340,714

	October 31, 2016
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Certificates of Deposit	$10,737,563	$-	$-	$10,737,563
Domestic Governmental Agency Loans	2,500,000	-	250	2,499,750
U.S Treasury Notes	26,098,985	2,404	7,556	26,093,833
Total short-term investment securities	$39,336,548	$2,404	$7,806	$39,331,146

All of the Company’s investments mature within the next 12 months.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	July 31, 2017	October 31, 2016
Leasehold Improvements	$2,010,952	$1,835,602
Laboratory Equipment	4,028,027	2,038,704
Furniture and Fixtures	721,577	549,025
Computer Equipment	394,523	240,910
Construction in Progress	1,152,067	151,368
Total Property and Equipment	8,307,146	4,815,609
Accumulated Depreciation	(969,809)	(426,535)
Net Property and Equipment	$7,337,337	$4,389,074

Depreciation expense for the three and nine months ended July 31, 2017 and 2016 was $216,376, $553,779, $68,457 and $163,581, respectively.

5. INTANGIBLE ASSETS

Pursuant to our license agreement with the University of Pennsylvania (“Penn”), the Company is billed actual patent expenses as they are passed through from Penn and are billed directly from our patent attorney. The following is a summary of intangible assets as of the end of the following fiscal periods:

	July 31, 2017	October 31, 2016
License	$776,992	$776,992
Patents	5,763,542	4,980,610
Software	83,639	19,625
Total Intangibles	6,624,173	5,777,227
Accumulated Amortization	(1,682,012)	(1,448,106)
Intangible Assets	$4,942,161	$4,329,121

The expirations of the existing patents range from 2017 to 2037 but the expirations can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. Patent applications having a net book value of $17,745 and $107,626 were abandoned and charged to Research and Development Expenses in the statement of operations for the three and nine months ended July 31, 2017. No patent applications were abandoned during the three or nine months ended July 31, 2016. Amortization expense for intangible assets is included in research and development expenses and aggregated $87,000, $239,155, $64,440 and $183,184 for the three and nine months ended July 31, 2017 and 2016, respectively.

At July 31, 2017, the estimated amortization expense by fiscal year based on the current carrying value of intangible assets is as follows:

2017 (Remaining)	$87,001
2018	348,003
2019	345,603
2020	329,959
2021	320,124
Thereafter	3,511,471
Total	$4,942,161

6. ACCRUED EXPENSES:

The following table represents the major components of accrued expenses:

	July 31, 2017	October 31, 2016
Salaries and Other Compensation	$2,834,381	$2,467,650
Vendors	516,648	2,098,792
Professional Fees	2,811,425	6,338,561
	$6,162,454	$10,905,003

7. DERIVATIVE INSTRUMENTS

Warrants

A summary of changes in warrants for the nine months ended July 31, 2017 is as follows:

	Number of	Weighted-Average
	Warrants	Exercise Price
Outstanding Warrants at October 31, 2016:	3,110,575	$5.04
Issued	-	$-
Exercised	(225)	$5.00
Expired	(16,177)	$10.63
Outstanding Warrants at July 31, 2017	3,094,173	$5.01

At July 31, 2017 and October 31, 2016, the Company had 3,092,395 and 3,092,619 outstanding warrants classified as equity (equity warrants) out of it total 3,094,173 and 3,110,575 warrants, respectively. At issuance, equity warrants are recorded at their relative fair values, using the Relative Fair Value Method, in the shareholders’ equity section of the balance sheet. The equity warrants can only be settled through the issuance of shares and are not subject to anti-dilution provisions.

Warrant Liability

At July 31, 2017, the Company had approximately 2,000 of its total approximately 3.09 million outstanding warrants classified as liabilities (liability warrants). At October 31, 2016, the Company had approximately 18,000 of its total approximately 3.11 million outstanding warrants classified as liabilities (liability warrants). The Company utilizes the BSM to calculate the fair value of these warrants at issuance and at each subsequent reporting date. The liability warrants contain a cash settlement provision in the event of a fundamental transaction (as defined in the Common Stock purchase warrant). Any changes in the fair value of the warrant liability (i.e. - the total fair value of all outstanding liability warrants at the balance sheet date) between reporting periods will be reported on the statement of operations.

At July 31, 2017 and October 31, 2016, the fair value of the warrant liability was $0 and $20,156, respectively. For the three months ended July 31, 2017 and 2016, the Company reported a gain of $0 and $6,340, respectively, due to changes in the fair value of the warrant liability. For the nine months ended July 31, 2017 and 2016, the Company reported a gain of $20,156 and $56,214, respectively, due to changes in the fair value of the warrant liability. In determining the fair value of the warrant liability at July 31, 2017 and October 31, 2016, the Company used the following inputs in its BSM:

	July 31, 2017	October 31, 2016
Exercise Price	$18.75	$10.63-18.75
Stock Price	$6.47	$8.09
Expected term	0.01 years	0.55-0.75 years
Expected Volatility	67.34%	81.84%-87.09%
Risk Free Interest Rate	1.00%	0.51%-0.66%

8. SHARE BASED COMPENSATION

Restricted Stock Units (RSUs)

A summary of the Company’s RSU activity and related information for the nine months ended July 31, 2017 is as follows:

	Number of	Weighted-Average
	RSUs	Grant Date Fair Value
Balance at October 31, 2016:	719,448	$10.77
Granted	1,579,934	$7.95
Vested	(722,089)	$9.03
Cancelled	(49,600)	$8.89
Balance at July 31, 2017	1,527,693	$8.73

As of July 31, 2017, there was approximately $11,266,000 of unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.18 years.

As of July 31, 2017, the aggregate intrinsic value of non-vested RSUs was approximately $9,884,000.

Employee Stock Awards

Common Stock issued to executives and employees related to vested incentive retention awards, employment inducements, management purchases and employee excellence awards totaled 463,985 shares (452,084 shares on a net basis after employee taxes) and 152,056 shares (149,833 shares on a net basis after employee taxes) for the three months ended July 31, 2017 and 2016, respectively. Total stock compensation expense associated with these awards for the three months ended July 31, 2017 and 2016 was $4,259,656 and $1,220,832 respectively.

Common Stock issued to executives and employees related to vested incentive retention awards, employment inducements, management purchases and employee excellence awards totaled 717,505 shares (674,543 shares on a net basis after employee taxes) and 539,512 shares (532,933 shares on a net basis after employee taxes) during the nine months ended July 31, 2017 and 2016, respectively. Total stock compensation expense associated with these awards for the nine months ended July 31, 2017 and 2016 was $7,328,591 and $4,075,393, respectively.

Furthermore, employees were entitled to receive a performance-based year-end cash bonus. Several employees voluntarily requested to be paid all or a portion of their cash bonus in the Company’s Common Stock instead of cash. During the nine months ended July 31, 2016, the total fair value of these equity purchases were $102,022, or 9,150 shares of the Company’s Common Stock.

Director Stock Awards

Common stock issued to Directors for compensation related to board and committee membership totaled 0 shares and 31,767 shares for the three months ended July 31, 2017 and 2016, respectively. Total Director stock compensation expense for the three months ended July 31, 2017 and 2016 was $101,628 and $311,205, respectively.

Common stock issued to Directors for compensation related to board and committee membership totaled 30,000 and 125,501 shares for the nine months ended July 31, 2017 and 2016, respectively. Total Director stock compensation expense for the nine months ended July 31, 2017 and 2016 was $301,572 and $933,615, respectively.

Stock Options

A summary of changes in the stock option plan for the nine months ended July 31, 2017 is as follows:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at October 31, 2016:	3,351,795	$13.31
Granted	556,952	$7.71
Exercised	-	$-
Cancelled	(4,000)	$3.42
Expired	(11,189)	$17.88
Outstanding at July 31, 2017	3,893,558	$12.51
Vested and Exercisable at July 31, 2017	2,795,826	$13.05

Total compensation cost related to the Company’s outstanding stock options, recognized in the statement of operations for the three months ended July 31, 2017 and 2016, was approximately $9,698,000 and $3,108,000, respectively. For the nine months ended July 31, 2017 and 2016, compensation cost related to the Company’s outstanding stock options was approximately $15,889,000 and $13,060,000, respectively.

During the nine months ended July 31, 2017, 556,952 options were granted with a total grant date fair value of approximately $3,542,000. During the nine months ended July 31, 2016, 1,385,000 options were granted with a total grant date fair value of approximately $14,838,000.

As of July 31, 2017, there was approximately $6,342,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 1.29 years.

As of July 31, 2017, the aggregate intrinsic value of vested and exercisable options was approximately $27,000.

In determining the fair value of the stock options granted during the nine months ended July 31, 2017 and 2016, the Company used the following inputs in its BSM:

Nine Months Ended
	July 31, 2017	July 31, 2016
Expected Term	5.50-6.50 years	5.51-6.51 years
Expected Volatility	107.07%-110.93%	109.23%-115.25%
Expected Dividends	0%	0%
Risk Free Interest Rate	1.26%-1.58%	1.65%-2.00%

Shares Issued to Consultants

During the three months ended July 31, 2017, 48,737 shares of Common Stock valued at $416,000 were issued to consultants for services, of which $247,100 represented shares issued for amounts previously accrued. The Company recorded a liability on its balance sheet for $141,800 for shares earned pursuant to consulting agreements but not delivered. During the three months ended July 31, 2016, 31,030 shares of Common Stock valued at $252,000 were issued to consultants for services. The common stock share values were based on the dates the shares vested.

During the nine months ended July 31, 2017, 125,549 shares of Common Stock valued at $1,108,950 were issued to consultants for services, of which $75,000 represented shares issued for amounts previously accrued. The Company recorded a liability on its balance sheet for $141,800 for shares earned pursuant to consulting agreements but not delivered. During the nine months ended July 31, 2016, 120,047 shares of Common Stock valued at $1,097,088 were issued to consultants for services. The common stock share values were based on the dates the shares vested.

The following table summarizes share-based compensation expense included in the Statement of Operations by expense category for the three and nine months ended July 31, 2017 and 2016, respectively:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
Research and development	$1,517,585	$1,014,034	$4,271,073	$7,088,377
General and administrative	12,852,729	3,994,331	20,423,391	12,281,571
Total	$14,370,314	$5,008,365	$24,694,464	$19,369,948

9. COLLABORATION AND LICENSING AGREEMENTS

Amgen

On August 1, 2016, the Company entered into a global agreement (the “Amgen Agreement”) with Amgen for the development and commercialization of the Company’s ADXS-NEO, a novel, preclinical investigational immunotherapy, using the Company’s proprietary Listeria monocytogenes attenuated bacterial vector which activates a patient’s immune system to respond against unique mutations, or neoepitopes, contained in and identified from an individual patient’s tumor. Under the terms of the Amgen Agreement, Amgen receives an exclusive worldwide license to develop and commercialize ADXS-NEO. Advaxis and Amgen will collaborate through a joint steering committee for the development and commercialization of ADXS-NEO. Under the Amgen Agreement, Amgen will fund the clinical development and commercialization of ADXS-NEO and Advaxis will retain manufacturing responsibilities. The Company considered the provisions of the research and development and collaboration guidance in determining how to recognize the clinical development payments to be received from Amgen. The Company determined the clinical development payments should be accounted for within the scope of collaboration arrangement accounting guidance. As a result, the Company will account for the clinical development payments as a reduction of Research and Development Expenses in the statement of operations. During the nine months ended July 31, 2017, the Company received clinical development payments from Amgen totaling $4,500,000. In addition, the Company recorded an expected clinical development payment of $1,500,000 as Other Receivables on the balance sheet. In August 2017, the Company received the $1,500,000 expected clinical development payment from Amgen.

Especificos Stendhal SA de CV

On February 3, 2016, the Company entered into a Co-Development and Commercialization Agreement (the “Stendhal Agreement”) with Especificos Stendhal SA de CV (“Stendhal”), for Advaxis’ lead Lm Technology™ immunotherapy, Axalimogene filolisbac , in HPV-associated cancers. Under the terms of the Stendhal Agreement, Stendhal will pay $10 million (“Support Payments”) towards the expense of AIM2CERV over the duration of the trial. Certain internal expenses of Stendhal up to $1 million shall be counted towards the $10 million in Support Payments. The Support Payments are contingent upon Advaxis achieving annual project milestones. The Company considered the provisions of the research and development and collaboration guidance in determining how to recognize the Support Payments to be received from Stendhal. The Company determined the Stendhal Agreement should be accounted for within the scope of collaboration arrangement accounting guidance. Furthermore, the Company determined that Advaxis is the principal in the Stendhal Agreement. As a result, the Company will account for the Support Payments as a reduction of Research and Development Expenses in the statement of operations. During the nine months ended July 31, 2017, the Company reached the annual project milestones and received a $3,000,000 Support Payment from Stendhal.

Sellas Life Science Group

On February 27, 2017, the Company entered into a license agreement with Sellas Life Science Group (“Sellas”) to develop a novel cancer immunotherapy agent using Advaxis’ proprietary Lm-based antigen delivery product with SELLAS’ patented WT1 targeted heteroclitic peptide antigen mixture (galinpepimut-S)). Pursuant to the agreement, Advaxis will conduct all pre-clinical activities required for an IND filing and Sellas will be responsible for all clinical development and commercial activities. Advaxis will receive future payments of up to $358 million from SELLAS if certain development, regulatory, and commercial milestones are met. SELLAS has agreed to pay Advaxis single-digit to low double-digit royalties based on worldwide net sales upon commercialization. If SELLAS sublicenses its rights, Advaxis will receive a percentage of applicable sublicense revenue paid.

10. COMMITMENTS AND CONTINGENCIES

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

Defendants filed a motion to dismiss the Bono Action. On May 23, 2016, the United States District Court for the District of New Jersey issued an opinion and order granting in part and denying in part defendants’ motion to dismiss. Specifically, the court denied the motion to dismiss as to the breach of fiduciary duty claim and unjust enrichment claim against the three members of the Compensation Committee, but dismissed without prejudice the breach of fiduciary duty and unjust enrichment claims against the other eight individual defendants [O’Connor, Khleif, McKearn, Patton, Bonstein, Mauro, Mayes, and Petit]. The court dismissed without prejudice the Section 14(a) disclosure claim and waste claims against all defendants. On October 5, 2016, the court denied plaintiff’s motion for reconsideration of its May 23 order. On April 13, 2017, the parties advised the Court that they had reached a tentative agreement in principle to settle the action, which is still subject to negotiating an award of attorneys’ fees and expenses to Plaintiffs’ counsel and a stipulation of settlement, and, ultimately, Court approval.

General

The Company is from time to time involved in legal proceedings in the ordinary course of its business. The Company does not believe that any of these claims and proceedings against it is likely to have, individually or in the aggregate, a material adverse effect on its financial condition or results of operations.

Operating Leases

The Company’s corporate offices are currently located at 305 College Road East, Princeton, New Jersey 08540.

At July 31, 2017 future minimum lease payments by fiscal year of the Company’s operating leases are as follows:

2017 (Remaining)	$245,466
2018	1,041,895
2019	1,107,385
2020	1,232,907
2021	1,317,640
Thereafter	5,747,340
Total	$10,692,633

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

Overview

Advaxis is a late-stage biotechnology company focused on the discovery, development and commercialization of proprietary Lm-based antigen delivery products with the lead program in Phase 3 development. These immunotherapies are based on a platform technology that utilizes live attenuated Listeria monocytogenes bioengineered to secrete antigen/adjuvant fusion proteins. These Lm-based strains are believed to be a significant advancement in immunotherapy as they integrate multiple functions into a single immunotherapy as they access and direct antigen presenting cells to stimulate anti-tumor T-cell immunity, stimulate and activate the immune system with the equivalent of multiple adjuvants, and simultaneously reduce tumor protection in the tumor microenvironment to enable the T-cells to eliminate tumors.

Advaxis will continue to invest in its core clinical franchises and will also remain opportunistic based on Investigator Sponsored Trials (“ISTs”) as well as licensing opportunities. Our proprietary Lm Technology platform is protected by a range of patents, covering both product and process, some of which we believe can be maintained into 2037.

HPV Related Cancers

We have developed a strong franchise in HPV-related cancers including both axalimogene filolisbac and ADXS-DUAL. Axalimogene filolisbac is an Lm–based antigen delivery product directed against HPV and designed to target cells expressing the HPV. ADXS-DUAL, our second immunotherapy targeting HPV-associated cancers, is an Lm–based immunotherapy that secretes a fusion protein containing E7 protein antigens from both alpha 7 (HPV18) and alpha 9 (HPV 16) families, and has the potential to promote more potent T-cell responses for patients with metastatic cancer and a greater disease burden. We developed ADXS-DUAL by building on our learnings from the clinical development of axalimogene filolisbac and have incorporated an additional HPV target antigen into our Lm bacterial vector. Our HPV-related products are currently under investigation in three HPV-associated cancers: cervical cancer, head and neck cancer, and anal cancer, either as a monotherapy or in combination.

Cervical Cancer

There are approximately 527,000 new cases of cervical cancer caused by HPV worldwide every year, and 12,000 new cases in the U.S. alone, according to the WHO Human Papillomavirus and Related Cancers in the World Summary Report 2017 (“WHO”). Current preventative vaccines cannot protect all women who are infected with this very common virus. Challenges with acceptance, accessibility, and compliance have resulted in approximately 30% of young women and 7% of young men being vaccinated in the United States with even lower vaccination rates in other countries around the world.

We completed a randomized Phase 2 clinical study (Lm-LLO-E7-15), conducted exclusively in India, in 110 women with recurrent/refractory cervical cancer. The final results showed that 34.9% (38/109) of patients were alive at 12 months, 24.8% (27/109) of patients were Long-term Survivors (“LTS”) alive greater than 18 months. Of the 15 patients consenting to further follow-up beyond 18 months, 12 (11%) achieved 24-month OS status (range 24 – 34+ months) at the time of study closure. LTS included not only patients with tumor shrinkage but also patients who had experienced stable disease or increased tumor burden. Investigator assessment of best Overall Response (“OR”) was assessed in the efficacy population. These data demonstrated a best objective response rate (ORR; CR + PR) of 17.1% (N= 6). The mean duration of OR was 7.2 months. The disease control rate (CR + PR + SD) was 62.9% (N= 22) and the mean duration of stable disease was 5.2 months. The addition of cisplatin chemotherapy to axalimogene filolisbac (N=54) in this study did not significantly improve overall survival or objective tumor response (p =0.9981).

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

We have reached an agreement with the FDA, under the Special Protocol Assessment (“SPA”) process, to conduct a Phase 3 trial evaluating axalimogene filolisbac in patients with high-risk, locally advanced cervical (“AIM2CERV” or “Advaxis Immunotherapy 2 Prevent Cervical Recurrence”). Pursuant to the SPA, the study has been determined by FDA to be adequate, well-designed, and suitable for registration if successful. This study will be conducted in collaboration with the GOG/NRG Oncology, an independent international non-profit organization with the purpose of promoting excellence in the quality and integrity of clinical and basic scientific research in the field of gynecologic malignancies, and we have initiated the AIM2CERV study to support a Biologics License Application (“BLA”) submission in the U.S. and regulatory registration in other territories around the world.

AIM2CERV is a double-blind, randomized, placebo-controlled, Phase 3 study of adjuvant axalimogene filolisbac, following primary chemoradiation treatment of women with high-risk locally advanced cervical cancer (“HRLACC”). The primary objective of AIM2CERV is to compare the disease free survival of axalimogene filolisbac to placebo administered in the adjuvant setting following standard concurrent chemotherapy and radiotherapy (“CCRT”) administered with curative intent to patients with HRLACC. Secondary endpoints include examining overall survival and safety. Our goal is to develop a treatment to prevent or reduce the risk of cervical cancer recurrence after primary, standard of care treatment in women who are at high risk of recurrence. The study is active in eight countries and is currently enrolling.

Biocon Limited (“Biocon”), our co-development and commercialization partner for axalimogene filolisbac in India and key emerging markets, filed a Marketing Authorization Application (“MAA”) for licensure of this immunotherapy in India. The companies are currently evaluating next steps.

We have a clinical trial collaboration agreement with MedImmune, the global biologics research and development arm of AstraZeneca, and are conducting a Phase 1/2, open-label, multicenter, two-part study to evaluate the safety and efficacy of axalimogene filolisbac, in combination with MedImmune’s investigational anti-PD-L1 immune checkpoint inhibitor, durvalumab, as a combination treatment for patients with metastatic squamous or non-squamous carcinoma of the cervix and metastatic HPV-associated Squamous Cell Carcinoma of the Head and Neck (“SCCHN”). For the axalimogene filolisbac and durvalumab dose escalation portion of the study, the dose-escalation phase has been completed. As reported at the Society for Immunotherapy of Cancer (“SITC”) 2016 annual meeting, preliminary results from the dose escalation portion of the study showed that there were no dose limiting toxicities observed, and the safety profile was consistent with previous findings for both axalimogene filolisbac and durvalumab. The recommended phase 2 dose was established as 1x109 Colony Forming Units (“CFU”) for axalimogene filolisbac and 10 mg/kg for durvalumab. As previously reported in preliminary data reported from this ongoing trial, one patient with cervical cancer achieved a complete response and one patient, also with cervical cancer, achieved a partial response with subsequent disease progression. In addition, two patients with SCCHN achieved stable disease. Treatment related adverse events (“TRAE”) were reported in 91% of patients; the majority were either grade 1 or grade 2 events such as chills, fever, nausea and hypotension. Grade 3 TRAEs occurred in three patients, and one patient experienced a grade 4 event. We have commenced enrollment in the Part A (20 patients with SCCHN) and B (90 patients with cervical cancer) expansion phases. Accrual is ongoing.

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

Stage 2 of the study began enrollment in February 2015 which included a protocol amendment to allow patients to continue to receive repeat cycles of therapy until disease progression. Stage 2 enrollment was temporarily suspended with a clinical hold in October 2015 that resolved in mid-December 2015. Prior to re-initiating enrollment of a new cohort of Stage 2 patients, Advaxis and the GOG Foundation/NRG Oncology examined the 12-month survival rate and safety data obtained from the 24 patients who had previously enrolled in Stage 2. The Stage 2 population demonstrated that treatment with axalimogene filolisbac resulted in a 37.5% (9/24) 12-month survival rate. This data was consistent with the findings in Stage 1 that showed a 38.5% 12-month survival rate, despite a greater proportion of Stage 2 patients having failed bevacizumab treatment. Taken together, the available data from both stages of GOG-0265 comprise a Phase 2 clinical trial in 50 subjects with a 12 month survival rate of 38% (19/50). The protocol defined logistic model-based calculation of the expected 12-month milestone survival rate was calculated to be 24.5% using the key predictors from the patients enrolled in the study. The 12 month survival rate of 38% for patients receiving axalimogene filolisbac in the study represented a 52% improvement over the expected 12-month milestone survival rate of 24.5%.

Overall, 28 out of 50 (56%) patients experienced a Grade 1 or Grade 2 TRAE associated with axalimogene filolisbac infusion. The most common (>30%) Grade 1 or Grade 2 TRAEs were fatigue, chills, anemia, nausea and fever. Eighteen (36%) patients experienced a Grade 3 TRAE and two patients experienced a Grade 4 AE, including a Klebsiella lung infection in one patient, and hypotension/cytokine related symptoms in another patient, which were considered possibly related to treatment.

In October 2016, upon review of these findings, we announced early closure of GOG-0265. Results from the GOG-0265 study were presented as an oral late-breaker presentation at the Society of Gynecologic Oncology (“SGO”) annual meeting on March 14, 2017. Based on these data, we plan on pursuing regulatory opportunities for this unmet medical need in Europe in 2017.

We have entered into a clinical development collaboration agreement with BMS to evaluate their PD-1 immune checkpoint inhibitor, OPDIVO® (nivolumab), in combination with ADXS-DUAL as a potential treatment option for women with metastatic cervical cancer. We plan to file our IND application for ADXS-DUAL in 2017. Pending FDA feedback, we plan to initiate a global, randomized, registrational quality trial in 1H 2018 and will evaluate this combination regimen in women with persistent, recurrent or metastatic (squamous or non-squamous cell) carcinoma of the cervix who have failed at least one prior line of systemic chemotherapy. Under the terms of the agreement, each party will bear its own internal costs and provide its immunotherapy agents. Advaxis will sponsor the study and pay third-party costs. Subject to the positive outcome of this study, we plan to file a BLA for approval of ADXS-DUAL for metastatic cervical cancer in combination treatment.

Axalimogene filolisbac has received FDA orphan drug designation for invasive FIGO Stage II-IV cervical cancer, and has received Fast Track designation from the FDA for high-risk locally advanced cervical cancer patients. Axalimogene filolisbac has also been classified as an advanced-therapy medicinal product (“ATMP”) for the treatment of cervical cancer by the European Medicines Agency’s Committee for Advanced Therapies (“CAT”). The CAT is the EMA’s committee responsible for assessing the quality, safety and efficacy of ATMPs. The Company has completed the CAT certification procedure and the CAT has certified the preclinical and quality information have met the scientific and technical standards for a MAA.

Head and Neck Cancer

SCCHN is the most frequently occurring malignant tumor of the head and neck and is a major cause of morbidity and mortality worldwide. More than 90% of SCCHNs originate from the mucosal linings of the oral cavity, pharynx, or larynx and 70% of these cancers are caused by HPV, with the incidence increasing every year. According to the American Cancer Society, head and neck cancer accounts for about 3% of all cancers in the United States. According to the 2017 American Cancer Society data report, approximately 30,000 new cases will be diagnosed in the United States in 2017.

The safety and immunogenicity of axalimogene filolisbac is being evaluated in a Phase 2 study under an investigator-sponsored IND at Mount Sinai and Baylor College of Medicine in a pre-surgery “window of opportunity” trial in patients with HPV-positive head and neck cancer. This clinical trial is the first study to evaluate the immunologic and pathologic effects of axalimogene filolisbac in patients when they are initially diagnosed with HPV-associated head and neck cancer. The study is designed to show that axalimogene filolisbac is highly immunogenic and worth further investigation if the overall rate of vaccine-induced T-cell responses is 75% or more. Preliminary clinical data from this trial was presented at the American Association of Cancer Research (“AACR”) annual meeting on April 18, 2016. The data from eight of the nine patients enrolled in Stage 1 who were treated with axalimogene filolisbac confirmed that the study met the target for the overall rate of vaccine-induced T-cell response. The results demonstrated that, HPV E7- and/or E6-specific T cell responses increased in the peripheral blood in five of the study patients. Increased infiltration of both CD4+ and CD8+ T cells were observed in the Tumor Immune Microenvironment (“TME”) of four patients, with a reduction of FOXP3+ regulatory T cells within the tumors of 3/6 patients. Increased T cell responses to HPV E6 supports enhanced immune activity against additional tumor targets. Changes to the TME included cytotoxic T cell infiltration into the post-resection tumor, increased immune activation, a reduction of regulatory T cells, infiltration of cytotoxic T cells, and increased expression of inflammatory activation markers. In addition, fluctuations of circulating serum cytokine were observed suggesting consumption by activated T cells and migration of T cells to the TME. This study met its Stage 1 primary objective and is now advancing into the second stage of the clinical study. Stage 2 of the clinical study is currently accruing patients. We anticipate the expansion phase will be sponsored by Baylor College of Medicine.

We will continue to be opportunistic as it relates to IST development in HPV-positive head and neck cancer patients.

As stated above, we have entered into a clinical trial collaboration agreement with MedImmune to collaborate on a Phase 1/2, open-label, multicenter, two part study to evaluate safety and efficacy of axalimogene filolisbac, in combination with durvalumab (MEDI4736), for patients with metastatic HPV-associated SCCHN.

Axalimogene filolisbac has received FDA orphan drug designation for HPV-associated head and neck cancer.

Anal Cancer

According to the American Cancer Society, nearly all squamous cell anal cancers are linked to infection by HPV, the same virus that causes cervical cancer. According to the 2017 American Cancer Society data report, approximately 8,200 new cases will be diagnosed in the United States in 2017.

The safety and efficacy of axalimogene filolisbac was evaluated in a Phase 2 study under an investigator-sponsored IND by Brown University in patients with high-risk locally advanced anal cancer. As of December 2016, 11 patients were enrolled and all patients who have completed radiation treatment and received treatment experienced a six-month complete response (n=9), with no evidence of recurrence. Eight of 9 patients (89%) are disease-free at a median follow-up of 34 months. No further enrollment in this study is planned. These data were accepted and published in the on-line journal at American Society of Clinical Oncology (“ASCO”) 2017.

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

Preliminary Stage 1 results from 29 of the planned evaluable patients showed 1 (3.5%) patient had a durable partial response lasting > 6 months (after progression on prior anti-PD-1 therapy) and 7 had stable disease (24%). Disease control rate was 28%. The current Kaplan Meier 6-month PFS estimate is 22%, indicating the study can proceed to Stage 2 of enrollment. Common (≥ 30%) TRAEs were grade 1-2 chills/rigors, fever, hypotension and vomiting. Grade 3 TRAEs of cytokine related symptoms (n=1; SAE), infusion related reactions (n=2; 1 SAE) and hypotension (n=2; 1 SAE) were reported. These results were reported at the annual meeting of the European Society for Medical Oncology (ESMO) in September 2017.

The Company is evaluating the potential for collaborative external opportunities to further develop our HPV program in anal cancer.

Axalimogene filolisbac has received FDA and EMA orphan drug designation for anal cancer.

ADXS-PSA Franchise

Prostate Cancer

According to the American Cancer Society, prostate cancer is the second most common type of cancer found in American men. Prostate cancer is the second leading cause of cancer death in men, behind only lung cancer. One man in seven will get prostate cancer during his lifetime, and one man in 36 will die of this disease. According to the 2017 American Cancer Society data report, approximately 161,000 new cases will be diagnosed in the United States in 2017.

ADXS-PSA is an Lm–based antigen delivery product designed to target the PSA antigen commonly overexpressed in prostate cancer.

We have entered into a clinical trial collaboration and supply agreement with Merck & Co. (“Merck”) to evaluate the safety and efficacy of ADXS-PSA as monotherapy and in combination with KEYTRUDA® (pembrolizumab), Merck’s anti PD-1 antibody, in a Phase 1/2, open-label, multicenter, dose escalation and expansion study in patients with previously treated metastatic, castration-resistant prostate cancer. For the ADXS-PSA monotherapy dose escalation portion of the study, cohorts were successfully escalated to higher dose levels of 5x109 CFU and 1x1010 CFU without achieving a maximum tolerated dose. Side effects noted at these higher dose levels were generally consistent with those observed at the lower dose level, other than a higher occurrence rate of predominantly Grade 2/3 hypotension. The ADXS-PSA monotherapy dose-determination phases of the trial have been completed. The Recommendation Phase 2 Dose (“RP2D”) is 1 x 109 ADXS-PSA and 200 mg KEYTRUDA® (pembrolizumab). Enrollment in the expansion cohort phase using the RP2D combination is underway.

Preliminary data identifying potential pharmacodynamics biomarkers of clinical response and preliminary immune correlative data in mCRPC patients treated with ADXS-PSA monotherapy, as well as preclinical data regarding molecular biomarkers associated with tumor regression in a murine HPV+ tumor model were presented at the third annual CRI-CIMT-EATI-AACR International Cancer Immunotherapy Conference in September 2017.

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

ADXS-NEO is an individualized Lm-based antigen delivery product combined with a fusion protein based on information captured by whole-genome sequencing of a patient’s tumor and comparing the patient’s DNA from normal tissue with that from the patient’s tumor. It will target multiple patient-specific neoantigens resulting from those mutations that are not present in normal cells. Each ADXS-NEO construct is designed to target the non-synonymous mutations found in the tumor, which is unique to each patient’s cancer. ADXS-NEO works by presenting a large payload of neoantigens directly into dendritic cells within the patient’s immune system and stimulating a T-cell response against cancerous cells. The FDA has cleared the IND application of our new precision immunotherapy (ADXS-NEO) for the treatment of cancers and we plan to initiate a Phase 1 study in first half of 2018. The initial tumor types for the Phase 1 are metastatic colon, head and neck, and non-small cell lung cancers.

Clinical studies using ADXS-NEO are in active development in collaboration with our partner, Amgen. Further, we have entered into various research collaborations, including the Parker Institute for Cancer Immunotherapy, to advance the study of neoepitope-based, personalized cancer therapy as part of the Tumor neoantigEn SeLection Alliance (“TESLA”) initiative.

ADXS-HOT Franchise (preclinical)

We are developing multiple Lm-based products that could target common (public or shared) or “hot-spot” mutations in tumor driver genes. ADXS-HOT products may target acquired public mutations in tumor driver genes that are shared by multiple patients, and could have greater immunogenicity than the natural sequence peptides in normal cells. DNA sequencing is not required, and the ADXS-HOT products are expected to be “off the shelf” and ready to administer for multiple patients. The Company plans to file INDs in 2018.

ADXS-HER2 Franchise

HER2 Expressing Solid Tumors

HER2 is overexpressed in a percentage of solid tumors including osteosarcoma. According to the SEER database and recent published literature, approximately 60-70% of osteosarcoma are HER2 positive, which is associated with poor outcomes for patients.

ADXS-HER2 is an Lm–based antigen delivery product designed to target HER2 expressing solid tumors including human and canine osteosarcoma. The dose finding phase of the trial is complete. The Company has evaluated the data and decided not to proceed to the expansion phase of the trial. In addition, based on the Company’s priorities, the ADXS-HER2 development program, which includes Pediatric Osteosarcoma, will be discontinued but remains open to investigator-initiated research or licensing proposals.

Canine Osteosarcoma

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

Strategic Clinical Collaborations, focused on combination therapies

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

ADXS-DUAL and OPDIVO® (nivolumab)

As further described above, we have entered into a clinical development collaboration agreement with BMS to evaluate their PD-1 immune checkpoint inhibitor, OPDIVO® (nivolumab), in combination with ADXS-DUAL as a potential treatment option for women with metastatic cervical cancer. Pending FDA feedback, we plan to initiate a global, randomized, registrational quality trial in 1H 2018 and will evaluate this combination regimen in women with persistent, recurrent or metastatic (squamous or non-squamous cell) carcinoma of the cervix who have failed at least one prior line of systemic chemotherapy.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2017 AND 2016

Revenue

During the quarter ended July 31, 2017, the Company recorded revenue of $3,051,620. The Company recognized revenue from the collaboration agreement with Amgen related to amortization of the upfront fees received.

We did not record any revenue for the three months ended July 31, 2016.

Research and Development Expenses

We make significant investments in research and development in support of our development programs both clinically and pre-clinically. Research and development costs are expensed as incurred and primarily include salary and benefit costs, third-party grants, fees paid to clinical research organizations, and supply costs. Research and development expenses for the three months ended July 31, 2017 and 2016 were categorized as follows:

	Three Months Ended July 31,
	2017	2016

Axalimogene filolisbac Franchise	$5,686,197	$2,698,005
ADXS-PSA Franchise	1,366,225	564,831
ADXS-HER2 Franchise	519,790	476,644
ADXS-NEO Franchise	553,289	373,006
Personnel Expenses	6,455,302	3,301,179
Professional Fees	5,751,377	1,520,417
Laboratory Costs	2,560,697	994,686
Other Expenses	905,262	213,464
Partner Reimbursements	(6,000,000)	-
Total Research & Development Expense	$17,798,139	$10,142,232

Axalimogene Filolisbac Franchise

Axalimogene filolisbac expenses were $5,686,197 for the three months ended July 31, 2017 compared to $2,698,005 for the three months ended July 31, 2016, an increase of $2,988,192. The increase resulted from startup activities for additional countries in the Phase 3 AIM2CERV study.

ADXS-PSA Franchise

PSA expenses were $1,366,225 for the three months ended July 31, 2017 as compared to $564,831 for the three months ended July 31, 2016, an increase of $801,394. The increase resulted from higher costs incurred due to the active enrollment of an expansion cohort on the Phase 1/2 study in combination with Merck’s KEYTRUDA® (pembrolizumab).

ADXS-HER2 Franchise

HER2 expenses were $519,790 for the three months ended July 31, 2017 compared to $476,644 for the three months ended July 31, 2016, an increase of $43,146. HER2 expenses during the three months ended July 31, 2017 were consistent with the comparable prior period.

ADXS-NEO Franchise

NEO expenses were $553,289 for the three months ended July 31, 2017 compared to $373,006 for the three months ended July 31, 2016, an increase of $180,283. The increase was attributable to Phase 1 start-up costs incurred during the three months ended July 31, 2017.

Personnel Expenses

Personnel expenses were $6,455,302 for the three months ended July 31, 2017 compared to $3,301,179 for the three months ended July 31, 2016, an increase of $3,154,123. The increase was attributable to an increase in headcount.

Professional Fees

Professional fees were $5,751,377 for the three months ended July 31, 2017 compared to $1,520,417 for the three months ended July 31, 2016, and increase of $4,230,960. The increase was attributable to an increase in drug manufacturing process validation costs and drug stability studies.

Laboratory Costs

Laboratory costs were $2,560,697 for the three months ended July 31, 2017 compared to $994,686 for the three months ended July 31, 2016, an increase of $1,566,011. An increase in technical operation support as well as the expansion of laboratory space accounted for the increase.

Other Expenses

Other expenses were $905,262 for the three months ended July 31, 2017 compared to $213,464 for the three months ended July 31, 2016, an increase of $691,798. The increase was due to additional infrastructure costs incurred to support the increased headcount and laboratory expansion.

Partner Reimbursements

Partner reimbursements for the three months ended July 31, 2017 were $6,000,000. For the three months ended July 31, 2017, the Company received clinical development payments from Amgen for ADXS-NEO totaling $4,500,000 and recorded an additional expected payment of $1,500,000, which was received in August 2017.

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs for employees included in our finance, legal and administrative organizations, outside legal and professional services, and facilities costs. General and administrative expenses were approximately $18.1 million for the three months ended July 31, 2017, compared with approximately $6.4 million for the three months ended July 31, 2016, an increase of approximately $11.7 million. The increase is primarily attributable to stock and cash compensation expense for past employees, of which approximately $9.5 million was a non-cash expense. In addition, there was an increase to legal costs on general corporate matters.

Interest Income

Interest income was $184,479 for the three months ended July 31, 2017, compared with $73,872 for the three months ended July 31, 2016. The increase in interest income earned was attributable to an increase in interest rates as well as cash resulting from sales of the Company’s common share and an up-front payment received in conjunction with the collaboration agreement with Amgen. The cash was invested in held-to-maturity investments and a savings account.

Changes in Fair Values

For the three months ended July 31, 2017, the Company recorded $0 non-cash income as the fair value of the warrant liability remained $0. Most of the liability warrants have expired and the remaining liability warrants expire in August 2017.

For the three months ended July 31, 2016, the Company recorded non-cash income from changes in the fair value of the warrant liability of $6,340 due to a decrease in the fair value of liability warrants as a smaller range of share prices used in the calculation of the BSM volatility input offset a modest increase in our share price from $7.74 at April 30, 2016 to $8.34 at July 31, 2016.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JULY 31, 2017 AND 2016

Revenue

During the nine months ended July 31, 2017, the Company recorded revenue of $10,267,842. The Company recognized $10,017,842 of revenue from the collaboration agreement with Amgen related to amortization of the upfront fees received. In addition, $250,000 of revenue was due to the receipt of an annual exclusive license fee from GBP for the development and commercialization of axalimogene filolisbac.

During the nine months ended July 31, 2016, the Company recorded revenue of $250,000 due to the receipt of an annual exclusive license fee from GBP for the development and commercialization of axalimogene filolisbac.

Research and Development Expenses

We make significant investments in research and development in support of our development programs both clinically and pre-clinically. Research and development costs are expensed as incurred and primarily include salary and benefit costs, third-party grants, fees paid to clinical research organizations, and supply costs. Research and development expenses for the nine months ended July 31, 2017 and 2016 were categorized as follows:

	Nine Months Ended July 31,
	2017	2016

Axalimogene filolisbac Franchise	$14,652,010	$8,232,741
ADXS-PSA Franchise	3,015,505	1,582,037
ADXS-HER2 Franchise	1,510,336	1,409,379
ADXS-NEO Franchise	1,597,141	780,092
Personnel Expenses	17,010,426	13,600,354
Professional Fees	10,450,279	4,117,140
Laboratory Costs	6,661,265	1,632,662
Other Expenses	1,858,467	611,191
Partner Reimbursements	(9,000,000)	-
Total Research & Development Expense	$47,755,429	$31,965,596

Axalimogene Filolisbac Franchise

Axalimogene filolisbac expenses were $14,652,010 for the nine months ended July 31, 2017 compared to $8,232,741 for the nine months ended July 31, 2016, an increase of $6,419,269. The increase resulted from an increase in startup activities for additional countries in AIM2CERV.

ADXS-PSA Franchise

PSA expenses were $3,015,505 for the nine months ended July 31, 2017 as compared to $1,582,037 for the nine months ended July 31, 2016, an increase of $1,433,468. The increase resulted from higher costs incurred due to the active enrollment of an expansion cohort on the Phase 1/2 study in combination with Merck’s KEYTRUDA® (pembrolizumab).

ADXS-HER2 Franchise

HER2 expenses were $1,510,336 for the nine months ended July 31, 2017 compared to $1,409,379 for the nine months ended July 31, 2016, an increase of $100,957. HER2 expenses during the nine months ended July 31, 2017 were consistent with the comparable prior period.

ADXS-NEO Franchise

NEO expenses were $1,597,141, for the nine months ended July 31, 2017 compared to $780,092 for the nine months ended July 31, 2016, an increase of $817,049. The increase was attributable to Phase 1 start-up costs incurred during the nine months ended July 31, 2017.

Personnel Expenses

Personnel expenses were $17,010,426 for the nine months ended July 31, 2017 compared to $13,600,354 for the nine months ended July 31, 2016, an increase of $3,410,072. The increase was attributable to an increase in headcount that was somewhat offset by stock based compensation for past employees in the prior period.

Professional Fees

Professional fees were $10,450,279 for the nine months ended July 31, 2017 compared to $4,117,140 for the nine months ended July 31, 2016, an increase of $6,333,139. The increase was attributable to an increase in drug manufacturing process validation costs and drug stability studies.

Laboratory Costs

Laboratory costs were $6,661,265 for the nine months ended July 31, 2017 compared to $1,632,662 for the nine months ended July 31, 2016, an increase of $5,028,603. An increase in technical operation support as well as the expansion of laboratory space accounted for the increase.

Other Expenses

Other expenses were $1,858,467 for the nine months ended July 31, 2017 compared to $611,191 for the nine months ended July 31, 2016, an increase of $1,247,726. The increase was due to additional infrastructure costs incurred to support the increased headcount, laboratory expansion and abandoned patent applications.

Partner Reimbursements

Partner reimbursements for the nine months ended July 31, 2017 were $9,000,000. For the nine months ended July 31, 2017, the Company received clinical development payments from Amgen for worked performed on ADXS-NEO totaling $4,500,000 and recorded an additional expected payment of $1,500,000, which was received in August 2017. In addition, the Company received $3,000,000 in Support Payments from Stendhal for work performed on AXAL.

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs for employees included in our finance, legal and administrative organizations, outside legal and professional services, and facilities costs. General and administrative expense were approximately $33.2 million for the nine months ended July 31, 2017, compared with approximately $20.4 million for the nine months ended July 31, 2016, an increase of approximately $12.8 million. The increase is primarily attributable to stock and cash compensation expense for past employees, of which approximately $9.5 million was a non-cash expense. In addition, there was an increase to legal costs on general corporate matters, office expenses that resulted from an increase in headcount, and a litigation settlement.

Interest Income

Interest income was $514,363 for the nine months ended July 31, 2017, compared with $216,061 for the nine months ended July 31, 2016. The increase in interest income earned was attributable to an increase in interest rates as well as cash resulting from sales of the Company’s common share and an up-front payment received in conjunction with the collaboration agreement with Amgen. The cash was invested in held-to-maturity investments and a savings account.

Changes in Fair Values

For the nine months ended July 31, 2017, the Company recorded non-cash income from changes in the fair value of the warrant liability of $20,156 due to a smaller range of share prices used in the calculation of the Black-Scholes Model (“BSM”) volatility input and the expiration of most of the liability warrants.

For the nine months ended July 31, 2016, the Company recorded non-cash income from changes in the fair value of the warrant liability of $56,214 due to a decrease in the fair value of liability warrants as a smaller range of share prices were used in the calculation of the BSM volatility input as well as a decrease in our share price from $11.09 at October 31, 2015 to $8.34 at July 31, 2016.

Income Tax Expense

During the nine months ended July 31, 2017, we paid $50,000 in Taiwanese withholding taxes in connection with the revenue generated from an annual exclusive license fee from GBP.

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

Liquidity and Capital Resources

Our major sources of cash have been proceeds from various public and private offerings of our common stock, option and warrant exercises, and interest income. From October 2013 through August 2017, we raised approximately $222.5 million in gross proceeds from various public and private offerings of our common stock. We have not yet commercialized any drug, and we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, obtain regulatory approvals for our drug, successfully complete any post-approval regulatory obligations, successfully compete with other available treatment options in the marketplace, overcome any clinical holds that the FDA may impose and successfully manufacture and commercialize our drug alone or in partnership. We may continue to incur substantial operating losses even after we begin to generate revenues from our drug candidates. As of July 31, 2017, the Company had approximately $89.4 million in cash, cash equivalents and investments on its balance sheet. We believe our current cash position is sufficient to fund our business plan approximately into fiscal 2019. The actual amount of cash that we will need to operate is subject to many factors.

Since our inception through July 31, 2017, the Company has reported accumulated net losses of approximately $277.9 million and recurring negative cash flows from operations. We anticipate that we will continue to generate significant losses from operations for the foreseeable future.

Cash used in operating activities for the nine months ended July 31, 2017 was approximately $58.5 million (including proceeds from the sale of our state NOLs and Research and Development (R&D) tax credits of approximately $2.5 million) primarily from spending associated with our clinical trial programs and general and administrative spending.

Cash used in operating activities for the nine months ended July 31, 2016 was approximately $31.1 million (including proceeds from the sale of our state NOLs and Research and Development (R&D) tax credits of approximately $1.6 million) primarily from spending associated with our clinical trial programs and general and administrative spending.

Cash used in investing activities for the nine months ended July 31, 2017 was approximately $39.6 million resulting from investments in held-to-maturity investments, purchases of property and equipment, legal cost spending in support of our intangible assets (patents) and costs paid to Penn for patents.

Cash used in investing activities for the nine months ended July 31, 2016 was approximately $6.2 million resulting from investments in held-to-maturity investments, purchases of property and equipment, construction of cleanroom and laboratory facilities, legal cost spending in support of our intangible assets (patents) and costs paid to Penn for patents.

Cash provided by financing activities for the nine months ended July 31, 2017 was approximately $380,000. The Company sold 92,145 shares of common stock under an at-the-market facility for net proceeds of approximately $706,000. This was partially offset by approximately $354,000 in taxes paid related to the net share settlement of equity awards.

Cash provided by financing activities for the nine months ended July 31, 2016 was approximately $528,000, resulting from approximately $614,000 in proceeds received on option and warrant exercises. This was partially offset by approximately $53,000 in taxes paid related to the net share settlement of equity awards.

Our capital resources and operations to date have been funded primarily with the proceeds from public, private equity and debt financings, NOL tax sales and income earned on investments and grants. We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future, due to the substantial investment in research and development. As of July 31, 2017 and October 31, 2016, we had an accumulated deficit of $277,881,078 and $207,706,825, respectively, and shareholders’ equity of $74,359,192 and $119,302,194, respectively.

The Company believes its current cash position is sufficient to fund its business plan approximately into fiscal 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use available capital resources sooner than currently expected. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amount of increased capital outlays and operating expenses associated with completing the development of our current product candidates.

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

Contractual Commitments and Obligations

The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended October 31, 2016. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report on Form 10-K other than the changes described in Note 10, “Commitments and Contingencies” in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of July 31, 2017, we had no off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At July 31, 2017, the Company had approximately $89.4 million in cash, cash equivalents and investments, which consisted primarily of bank deposits, money market funds and short-term investments such as certificates of deposit, domestic governmental agency loans and U.S treasury notes. The Company’s investment policy and strategy are focused on preservation of capital and supporting the Company’s liquidity requirements. The Company uses a combination of internal and external management to execute its investment strategy and achieve its investment objectives. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

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

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On May 31, 2017, the registrant issued 1,299 shares of Common Stock to its Executive Officers, pursuant to their Employment Agreements.

On June 30, 2017, the registrant issued 2,324 shares of Common Stock to its Executive Officers, pursuant to their Employment Agreements.

On July 31, 2017, the registrant issued 1,108 shares of Common Stock to its Executive Officers, pursuant to their Employment Agreements.

On August 17, 2017, the registrant issued 30,358 shares of Common Stock to accredited investors as payment for consulting services.

On August 31, 2017, the registrant issued 903 shares of Common Stock to its Executive Officers, pursuant to their Employment Agreements.

Treasury Share Repurchases

The following table represents treasury share repurchases during the three months ended July 31, 2017:

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
May 1, 2017 – May 31, 2017	-	$-	N/A	N/A
June 1, 2017 – June 30, 2017	-	$-	N/A	N/A
July 1, 2017 – July 31, 2017	119,128	$6.70	N/A	N/A
Total	119,128	$6.70	N/A	N/A

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

ADVAXIS, INC.
Registrant

Date: September 11, 2017	By:	/s/ Anthony A Lombardo
Anthony A. Lombardo
Interim Chief Executive Officer

	By:	/s/ Sara M. Bonstein
Sara M. Bonstein
Chief Financial Officer, Executive Vice President & Secretary

