Form 10-Q
period 2018-07-31
Advaxis, Inc.
filed 2018-09-10
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

(609) 452-9813

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of August 31, 2018 was 52,828,483.

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	the success and timing of our clinical trials, including patient accrual;

●	our ability to obtain and maintain regulatory approval and/or reimbursement of our product candidates for marketing;

●	our ability to obtain the appropriate labeling of our products under any regulatory approval;

●	our plans to develop and commercialize our products;

●	the successful development and implementation of our sales and marketing campaigns;

●	the change of key scientific or management personnel;

●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;

●	our ability to successfully compete in the potential markets for our product candidates, if commercialized;

●	regulatory developments in the United States and other countries;

●	the rate and degree of market acceptance of any of our product candidates;

●	new products, product candidates or new uses for existing products or technologies introduced or announced by our competitors and the timing of these introductions or announcements;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	our available cash;

●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

●	our ability to raise additional capital to fund our growth and to support our operations;

●	our ability to obtain and maintain intellectual property protection for our product candidates;

●	the success and timing of our preclinical studies including IND enabling studies;

●	the ability of our product candidates to successfully perform in clinical trials;

●	our ability to establish and manage strategic collaborations;

●	our ability to initiate trials, enroll our trials, obtain and maintain approval of our product candidates;

●	our ability to manufacture and the performance of third-party manufacturers;

●	the performance of our clinical research organizations, clinical trial sponsors and clinical trial investigators; and

●	our ability to successfully implement our strategy.

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

We qualify all of our forward-looking statements by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ADVAXIS, INC.

CONDENSED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share data)

	July 31, 2018	October 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$39,434	$23,900
Restricted cash	977	587
Short-term investment securities	-	46,398
Income tax receivable	-	4,453
Deferred expenses	5,046	2,986
Prepaid expenses and other current assets	2,323	2,919
Total current assets	47,780	81,243

Property and equipment (net of accumulated depreciation)	7,513	7,111
Intangible assets (net of accumulated amortization)	5,277	4,857
Other assets	489	431
Total assets	$61,059	$93,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,842	$5,121
Accrued expenses	3,918	8,700
Deferred revenue	4,476	6,995
Other current liabilities	874	48
Total current liabilities	12,110	20,864

Deferred revenue	15,317	17,479
Other liabilities	301	1,039
Total liabilities	27,728	39,382

Commitments and contingencies – Note 9

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; Series B Preferred Stock; 0 shares issued and outstanding at July 31, 2018 and October 31, 2017 Liquidation preference of $0 at July 31, 2018 and October 31, 2017	-	-
Common stock - $0.001 par value; 95,000,000 shares authorized, 52,802,360 and 41,206,538 shares issued and outstanding at July 31, 2018 and October 31, 2017	53	41
Additional paid-in capital	382,337	355,361
Accumulated deficit	(349,059)	(301,142)
Total stockholders’ equity	33,331	54,260
Total liabilities and stockholders’ equity	$61,059	$93,642

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017

Revenue	$1,131	$3,052	$4,934	$10,268

Operating expenses:
Research and development expenses	10,800	17,794	38,703	47,750
General and administrative expenses	4,495	17,995	14,495	33,101
Total operating expenses	15,295	35,789	53,198	80,851

Loss from operations	(14,164)	(32,737)	(48,264)	(70,583)

Other income (expense):
Interest income, net	149	184	439	514
Net changes in fair value of derivative liabilities	-	-	-	20
Other expense	(2)	(72)	(42)	(75)
Net loss before benefit for income taxes	(14,017)	(32,625)	(47,867)	(70,124)

Income tax expense	-	-	50	50

Net loss	$(14,017)	$(32,625)	$(47,917)	$(70,174)

Net loss per common share, basic and diluted	$(0.27)	$(0.80)	$(1.00)	$(1.74)

Weighted average number of common shares outstanding, basic and diluted	52,668,919	40,609,794	47,966,672	40,315,356

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended July 31,
	2018	2017

OPERATING ACTIVITIES
Net loss	$(47,917)	$(70,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	5,987	24,694
Employee stock purchase plan expense	13	82
Gain on change in value of warrants and embedded derivative	-	(20)
Loss on disposal of property and equipment	27	3
Write-off of intangible assets	424	108
Depreciation expense	827	554
Amortization expense of intangible assets	288	239
Net (accretion) amortization of premiums and discounts	(6)	150
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,339)	(3,299)
Income tax receivable	4,453	2,550
Other assets	(58)	(49)
Accounts payable and accrued expenses	(7,030)	(3,634)
Deferred revenue	(4,681)	(10,018)
Other liabilities	88	140
Net cash used in operating activities	(48,924)	(58,674)

INVESTING ACTIVITIES
Restricted cash established with letter of credit agreements	(390)	-
Purchases of short-term investment securities	(12,487)	(73,426)
Proceeds from maturities of short-term investment securities	58,891	38,220
Purchase of property and equipment	(1,381)	(3,419)
Cost of intangible assets	(1,132)	(960)
Net cash provided by (used in) investing activities	43,501	(39,585)

FINANCING ACTIVITIES
Net proceeds of issuance of common stock	21,042	706
Proceeds from exercise of warrants	-	1
Proceeds from employee stock purchase plan	22	141
Tax withholdings paid related to net share settlement of equity awards	(87)	(354)
Employee tax withholdings paid on equity awards	(458)	(1,548)
Tax shares sold to pay for employee tax withholdings on equity awards	438	1,575
Net cash provided by financing activities	20,957	521

Net increase (decrease) in cash and cash equivalents	15,534	(97,738)
Cash and cash equivalents at beginning of period	23,900	112,751
Cash and cash equivalents at end of period	$39,434	$15,013

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for taxes	$50	$50

SUPPLEMENTAL DISCLOSURE OF NON-CASH AND FINANCING ACTIVITIES
Accounts payable and accrued expenses settled with common stock	$-	$75
Property and equipment included in accounts payable and accrued expenses	-	86

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS

Advaxis, Inc. (“Advaxis” or the “Company”) is a late-stage biotechnology company focused on the discovery, development and commercialization of proprietary Listeria monocytogenes (“Lm”) based antigen delivery products. The Company is using its Lm platform directed against tumor-specific targets in order to engage the patient’s immune system to destroy tumor cells. Through a license from the University of Pennsylvania, Advaxis has exclusive access to this proprietary formulation of attenuated Lm called Lm Technology. Advaxis’ proprietary approach deploys a unique mechanism of action that redirects the immune system to attack cancer in three distinct ways by:

●	Alerting and training the immune system by activating multiple pathways in antigen-presenting cells (“APCs”) with the equivalent of multiple adjuvants;

●	Attacking the tumor by generating a strong, cancer-specific T cell response; and

●	Breaking down tumor protection through suppression of the protective cells in the tumor microenvironment (“TME”) that shields the tumor from the immune system. This enables the activated T cells to begin working to eliminate the tumor.

Advaxis’ proprietary Lm platform technology has been clinically validated and dosed in over 500 patients across multiple clinical trials and in various tumor types. The Company believes that Lm Technology immunotherapies can complement and address significant unmet needs in the current oncology treatment landscape. Specifically, our product candidates have the potential to work synergistically with other immunotherapies, including checkpoint inhibitors, while having a generally well-tolerated safety profile.

Going Concern and Managements Plans

The Company’s products that are being developed have not generated significant revenue. As a result, the Company has suffered recurring losses and requires significant cash resources to execute its business plans. These losses are expected to continue for an extended period of time. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

Historically, our major sources of cash have comprised proceeds from various public and private offerings of our common stock, option and warrant exercises, and interest income. From October 2013 through August 2018, we raised approximately $245 million in gross proceeds from various public and private offerings of our common stock.

As of July 31, 2018 and August 31, 2018, the Company had approximately $40.4 million and $36.3 million, respectively, in cash, restricted cash and cash equivalents. Management’s plans to mitigate an expected shortfall of capital, to support future operations, include raising additional funds. On September 7, 2018 the Company announced the pricing of an underwritten public offering which is expected to gross $20 million in proceeds. It is the belief of the Company, that should the financing close on September 11, 2018 the Company expects to have sufficient capital to fund its obligations, as they become due, in the ordinary course of business through September 2019. The actual amount of cash that it will need to operate, is subject to many factors.

The Company also recognizes it will need to raise additional capital in order to continue to execute its business plan in the future. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to scale back its operations.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents. All of the Company’s cash and cash equivalents are deposited in accounts with financial institutions that management believes are of high credit quality and at times exceed the federally insured limits. The Company had not experienced losses in such accounts and believes it is not exposed to any significant credit risk.

Restricted Cash and Letters of Credit

During July 2017 and January 2018, the Company established two letters of credit with a financial institution as security for the purchase of custom equipment and as security for application fees associated with the Company’s Marketing Authorization Application (“MAA”) in Europe. The letters of credit are collateralized by cash which is unavailable for withdrawal or for usage for general obligations. No amount is outstanding under either letter of credit as of July 31, 2018.

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

	As of July 31,
	2018	2017
Warrants	3,092,395	3,094,173
Stock Options	5,298,869	3,893,558
Restricted Stock Units	706,507	1,527,693
Total	9,097,771	8,515,424

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

3. SHORT-TERM INVESTMENT SECURITIES

The following table summarizes the Company’s short-term investment securities at amortized cost as of October 31, 2017 (in thousands):

	October 31, 2017
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Certificates of Deposit	$11,391	$-	$-	$11,391
Domestic Governmental Agency Loans	500	-	-	500
U.S Treasury Notes	34,507	-	25	34,482
Total short-term investment securities	$46,398	$-	$25	$46,373

As of July 31, 2018, all of the Company’s short-term investment securities have matured.

4. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following (in thousands):

	July 31, 2018	October 31, 2017

Leasehold improvements	$2,255	$2,168
Laboratory equipment	5,510	4,381
Furniture and fixtures	746	729
Computer equipment	409	395
Construction in progress	627	645
Total property and equipment	9,547	8,318
Accumulated depreciation and amortization	(2,034)	(1,207)
Net property and equipment	$7,513	$7,111

Depreciation expense for the three and nine months ended July 31, 2018 and 2017 was approximately $0.3 million, $0.8 million, $0.2 million and $0.6 million, respectively.

5. INTANGIBLE ASSETS

Intangible assets, net consist of the following (in thousands):

	July 31, 2018	October 31, 2017

Patents	$6,351	$5,727
Licenses	777	777
Software	117	109
Total intangibles	7,245	6,613
Accumulated amortization	(1,968)	(1,756)
Intangible assets	$5,277	$4,857

The expirations of the existing patents range from 2018 to 2038 but the expirations can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. Patent applications having a net book value of approximately $0.1 million, $0.4 million, $0.02 million and $0.1 million were abandoned and were charged to research and development expenses in the Statement of Operations for the three and nine months ended July 31, 2018 and 2017, respectively. Amortization expense for intangible assets aggregated approximately $0.1 million, $0.3 million, $0.1 million and $0.2 million for the three and nine months ended July 31, 2018 and 2017, respectively.

At July 31, 2018, the estimated amortization expense by fiscal year based on the current carrying value of intangible assets is as follows (in thousands):

Year ended October 31,

2018 (Remaining)	$99
2019	394
2020	377
2021	357
2022	357
Thereafter	3,693
Total	$5,277

6. ACCRUED EXPENSES:

The following table represents the major components of accrued expenses (in thousands):

	July 31, 2018	October 31, 2017

Salaries and other compensation	$1,627	$2,653
Vendors	797	2,812
Professional fees	1,494	3,235
Total accrued expenses	$3,918	$8,700

7. WARRANTS

At July 31, 2018 and October 31, 2017, the Company had 3,092,395 warrants outstanding at a weighted average exercise price of $5.00 and a weighted average remaining contractual life of 0.17 and 0.92 years, respectively. At July 31, 2018 and October 31, 2017, all of the Company’s outstanding warrants were classified as equity (equity warrants). At issuance, equity warrants are recorded at their relative fair values, using the relative fair value method, in the stockholders’ equity section of the balance sheet. The Company’s equity warrants can only be settled through the issuance of shares and are not subject to anti-dilution provisions.

8. SHARE BASED COMPENSATION

The following table summarizes share-based compensation expense included in the Statement of Operations (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
Research and development	$543	$1,517	$2,342	$4,271
General and administrative	1,409	12,853	3,645	20,423
Total	$1,952	$14,370	$5,987	$24,694

Restricted Stock Units (RSUs)

A summary of the Company’s RSU activity and related information for the nine months ended July 31, 2018 is as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value

Balance at October 31, 2017	1,363,119	$8.54
Granted	380,424	1.96
Vested	(714,518)	7.82
Cancelled	(322,518)	8.39
Balance at July 31, 2018	706,507	$5.78

As of July 31, 2018, there was approximately $3.2 million of unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a remaining weighted average vesting period of 1.57 years.

As of July 31, 2018, the aggregate intrinsic value of non-vested RSUs was approximately $1.0 million.

Employee Stock Awards

Common Stock issued to executives and employees related to vested incentive retention awards, employment inducements, management purchases and employee excellence awards totaled 215,267 shares (190,247 shares on a net basis after employee taxes) and 463,985 shares (452,084 shares on a net basis after employee taxes) during the three months ended July 31, 2018 and 2017 respectively. Total stock compensation expense associated with employee awards for the three months ended July 31, 2018 and 2017 was approximately $0.9 and $4.3 million, respectively

Common Stock issued to executives and employees related to vested incentive retention awards, employment inducements, management purchases and employee excellence awards totaled 669,044 shares (623,687 shares on a net basis after employee taxes) and 717,505 shares (674,543 shares on a net basis after employee taxes) during the nine months ended July 31, 2018 and 2017 respectively. Total stock compensation expense associated with employee awards for the nine months ended July 31, 2018 and 2017 was approximately $2.9 million and $7.3 million, respectively.

Included in compensation expense for the three and nine months ended July 31, 2018 is approximately $110,000 and $320,000, respectively, recognized as a result of the modification of certain RSU’s associated with the resignation of the Company’s Chief Financial Officer in April 2018 and Chief Operating Officer in June 2018. Pursuant to the separation agreements, the vesting was accelerated on all of the outstanding RSU’s.

Director Stock Awards

Common stock issued to Directors for compensation related to board and committee membership totaled 45,000 and 0 shares for the three months ended July 31, 2018 and 2017, respectively. During the three months ended July 31, 2018 and 2017, total stock compensation expense associated with Director awards was approximately $71,000 and $102,000, respectively.

Common stock issued to Directors for compensation related to board and committee membership totaled 75,000 and 30,000 shares for the nine months ended July 31, 2018 and 2017, respectively. During the nine months ended July 31, 2018 and 2017, total stock compensation expense associated with Director awards was approximately $178,000 and $302,000, respectively.

Stock Options

A summary of changes in the stock option plan for the nine months ended July 31, 2018 is as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at October 31, 2017:	3,893,558	$12.51
Granted	2,473,460	2.08
Canceled or Expired	(1,068,149)	10.66
Outstanding at July 31, 2018	5,298,869	8.01
Vested and Exercisable at July 31, 2018	2,936,262	$12.22

Total compensation cost related to the Company’s outstanding stock options, recognized in the statement of operations for the three months ended July 31, 2018 and 2017 was approximately $0.9 million and $9.7 million, respectively. For the nine months ended July 31, 2018 and 2017, compensation cost related to the Company’s outstanding stock options was approximately $2.9 million and $15.9 million, respectively. Included in compensation expense for the three and nine months ended July 31, 2018 is approximately $0 and $77,000, respectively, recognized as a result of the modification of certain option agreements associated with two Board members that decided not to run for re-election in March 2018. For the modified options, the vesting was accelerated and the expiration dates were changed to the earlier of the original expiration date or March 21, 2023.

During the nine months ended July 31, 2018, 2,473,460 options were granted with a total grant date fair value of approximately $4.0 million. During the nine months ended July 31, 2017, 556,952 options were granted with a total grant date fair value of approximately $3.5 million.

As of July 31, 2018, there was approximately $3.4 million of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.19 years.

As of July 31, 2018, the aggregate intrinsic value of vested and exercisable options was $0.

In determining the fair value of the stock options granted during the nine months ended July 31, 2018 and 2017, the Company used the following inputs in its BSM:

	Nine Months Ended July 31,
	2018	2017

Expected Term	5.35 – 6.51 years	5.50-6.50 years
Expected Volatility	94.61% - 100.34%	107.07%-110.93%
Expected Dividends	0%	0%
Risk Free Interest Rate	1.81 – 2.93%	1.26%-1.58%

2018 Employee Stock Purchase Plan – update with ’18 Plan

During the nine months ended July 31, 2018, the Company issued 10,681 shares that were purchased in fiscal 2017 under the 2011 Employee Stock Purchase Plan (“ESPP”).

The Advaxis, Inc. 2018 ESPP was approved by the Company’s shareholders on March 21, 2018. The ESPP allows eligible employees to purchase shares of our common stock at a 15% discount to the closing market price on designated exercise dates. 1,000,000 shares of the Company common stock are reserved for issuance under the ESPP.

9. COMMITMENTS AND CONTINGENCIES :

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

Corporate Office & Manufacturing Facility Lease

The Company leases its corporate office and manufacturing facility under an operating lease expiring in November 2025.

Future minimum payments under the Company’s operating leases are as follows (in thousands):

Year ended October 31,

2018 (remaining)	$262
2019	1,107
2020	1,233
2021	1,318
2022	1,369
Thereafter	4,378
Total	$9,667

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

11. STOCKHOLDERS’ EQUITY

During the nine months ended July 31, 2018, the Company sold 881,629 shares of its common stock at-the-market transactions resulting in net proceeds of approximately $2.7 million.

During February 2018, the Company issued 10,000,000 shares of the Company’s common stock in a public offering at $2.00 per share, less underwriting discounts and commissions. The net proceeds to the Company from the transaction was approximately $18.4 million.

On March 21, 2018, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase our authorized shares of common stock by 30,000,000 to 95,000,000.

12. SUBSEQUENT EVENTS

On September 4, 2018, The Company granted a license to OS Therapies LLC for the use of ADXS31-164, also known as ADXS-HER2, for evaluation in the treatment of osteosarcoma in humans. Under the terms of the license agreement, OS Therapies LLC, in collaboration with the Children’s Oncology Group, will be responsible for the conduct and funding of a clinical study evaluating ADXS-HER2 in recurrent, completely resected osteosarcoma. The Company will receive an upfront payment, reimbursement for product supply and other support, clinical, regulatory, and sales-based milestone payments, and royalties on future product sales.

On September 7, 2018, the Company announced the pricing of an underwritten public offering of 16,666,666 shares of its common stock and warrants to purchase up to 14,166,666 shares of common stock. Each share of common stock is being sold together in a fixed combination with a warrant to purchase 0.85 shares of common stock. The warrants will be exercisable immediately, will expire six years from the date of issuance and will have an exercise price of $1.50 per share, subject to anti-dilution adjustments. The gross proceeds of the offering to the Company are expected to be approximately $20 million, before deducting the underwriting discounts and commissions and other estimated offering expenses, and excluding the exercise of any warrants. The closing of the offering is expected to occur on or about September 11, 2018, subject to the satisfaction of customary closing conditions.

The shares of common stock will be sold pursuant to an effective shelf registration statement on Form S-3 (No. 333- 226988) filed with the Securities and Exchange Commission on August 23, 2018 and declared effective on August 30, 2018.

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

Overview

Advaxis, Inc. is a late-stage biotechnology company focused on the discovery, development and commercialization of proprietary Listeria monocytogenes (“Lm”) based antigen delivery products. The Company is using its Lm platform directed against tumor-specific targets in order to engage the patient’s immune system to destroy tumor cells. Through a license from the University of Pennsylvania, Advaxis has exclusive access to this proprietary formulation of attenuated Lm called Lm Technology. Advaxis’ proprietary approach deploys a unique mechanism of action that redirects the immune system to attack cancer in three distinct ways by:

●	Alerting and training the immune system by activating multiple pathways in Antigen-presenting cells (“APCs”) with the equivalent of multiple adjuvants;

●	Attacking the tumor by generating a strong, cancer-specific T cell response; and

●	Breaking down tumor protection through suppression of the protective cells in the Tumor Microenvironment (“TME”) that shields the tumor from the immune system. This enables the activated T cells to begin working to eliminate the tumor.

During the second fiscal quarter, the Company began assessing the clinical and commercial viability of its R&D programs in order to determine which were best suited for internal development and which were better suited for external development opportunities, while determining other ways to reduce operating expenses, in order to maximize stockholder value. In particular, we took the following actions:

●	Expanded our search for a U.S. and/or European partner for the Company’s lead HPV program, axalimogene filolisbac, who will need to take on all development and commercialization activities and costs for axalimogene filolisbac in cervical cancer. While the Company’s lead HPV program has shown meaningful clinical efficacy and supports the manageable safety profile of the Lm platform in HPV-related cancers, the Company intends to minimize future investment in cervical cancer and focus on potential partnership opportunities. If the Company is unable to secure a partner within a limited period of time, the Company intends to wind down the ongoing trial in high-risk locally advanced cervical cancer (AIM2CERV) and would not conduct the PD-1 combination trial in metastatic cervical cancer (ADVANCE), which has not yet been initiated.

●	The Company intends to continue to evaluate cost effective ways to invest in axalimogene filolisbac in HPV-positive head-and-neck cancer. These may be internal or external investments, or both.

●	With respect to the Company’s ongoing trial in metastatic prostate cancer with ADXS-PSA in combination with KEYTRUDA (“pembrolizumab”), early clinical data have proven worthy of continued evaluation. The Company intends to continue to evaluate this program and continue to follow patients for the next six to nine months in order to determine the path forward.

In addition, in June 2018, the Company announced that it implemented a reduction in force to align its staffing needs with its new strategy. The reduction involved the elimination of approximately 24% of the Company’s work force. Overall the cost of separation payments were slightly higher than the savings of the work force reduction in the third quarter by approximately $0.14 million. Beginning with the Company’s fourth quarter, results of operations net of quarterly savings will be approximately $1.2 million, or a total annualized workforce payroll savings of approximately $4.6 million. The net savings generated by the elimination of these positions, in conjunction with the reduction in clinical expenditures, will significantly lower the Company’s operating expenses and align its operations to focus on priority programs.

As previously reported, the Company’s clinical trial collaboration agreement with MedImmune, the global biologics research and development arm of AstraZeneca, related to the Phase 1/2, open-label, multicenter, two-part study to evaluate the safety and efficacy of axalimogene filolisbac in combination with MedImmune’s investigational anti-PD-L1 immune checkpoint inhibitor, durvalumab, as a combination treatment for patients with metastatic squamous or non-squamous carcinoma of the cervix and metastatic HPV-associated squamous cell carcinoma of the head and neck was placed on clinical hold by FDA on March 9, 2018 following its review of a safety report regarding a Grade 5 Serious Adverse Event occurring on February 27, 2018 and involving respiratory failure which followed a sixth combination cycle (11th dose of axalimogene filolisbac, 21st dose of durvalumab) in the trial. As of the end of 2017, over 430 patients have received axalimogene filolisbac, and approximately 1,260 doses have been delivered across multiple trials in HPV-associated cancers, to date, and this is the first time we have seen this type of event. On July 13, 2018, the Company announced that it received notification from the FDA that the clinical hold has been lifted. New guidelines for the early detection and treatment of such rare events were agreed to with the FDA and have been implemented for this combination study and will be implemented across the portfolio as needed. Enrollment and dosing in all other Advaxis and durvalumab clinical programs were not affected by the clinical hold.

ADXS-HOT

Utilizing ADXS-HOT, a program that leverages Lm Technology to target hotspot neoantigens and other proprietary tumor associated antigens that commonly occur in specific cancer types, the Company is currently prioritizing product development in the most prevalent cancers, with the first tumor type to be NSCLC. On July 30, 2018, the Company announced FDA’s allowance of its ADXS-HOT IND in NSCLC. We plan to commence a first-in-human trial in NSCLC in 2018. Going forward, the Company plans to submit additional INDs for drug candidates from its ADXS-HOT program for prostate cancer by the end of 2018, for bladder cancer by the first quarter of 2019 and for one of breast, colorectal, ovarian or head and neck candidates by the third quarter of 2019.

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

In June 2018, we announced plans to increase our internal investment in the ADXS-HOT program.

ADXS-NEO

Preclinical findings in the ADXS-NEO personalized Lm immunotherapy program were discussed in poster presentations at the 2018 American Association for Cancer Research (AACR) Annual Meeting. Additionally, portions of these data were presented by Amgen, the Company’s partner in the development and commercialization of the ADXS-NEO program, at a podium presentation during the European Neoantigen Summit 2018.

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

The initial tumor types for the open-label, dose-escalation, multicenter Phase 1 trial are microsatellite stable colorectal cancer, head and neck cancer, and NSCLC. The first patient, being treated for NSCLC, was dosed in June 2018. Additionally, in June 2018, we announced plans to increase our internal investment in the ADXS-NEO program.

ADXS-PSA

Advaxis is conducting a trial in collaboration with Merck & Co. (“Merck”) evaluating the safety and efficacy of ADXS-PSA as monotherapy and in combination with KEYTRUDA® (“pembrolizumab”), Merck’s anti PD-1 antibody, in a Phase 1/2, open-label, multicenter, dose determination and expansion trial in patients with previously treated metastatic, castration-resistant prostate cancer (Keynote-046). The Company presented data at the 2018 American Society of Clinical Oncology (“ASCO”) annual meeting. ADXS-PSA was tested alone or in combination with KEYTRUDA in an advanced and heavily pretreated patient population who had progressed on androgen deprivation therapy. A total of 13 and 37 patients were evaluated on monotherapy and combination therapy, respectively. Overall, the safety profile was consistent with findings from prior clinical studies using the Lm platform. Treatment-related adverse events (TRAEs) were mostly mild or moderate constitutional symptoms such as fever, chills, rigors, hypotension, nausea and fatigue, consistent with immune activation and manageable with standard care. There were no new toxicities observed with the combination therapy. In all treated patients, those who received the combination therapy experienced the longest overall survival (OS) at data cut-off. Additional efficacy related data include:

●	Median overall survival had not been reached in the combination arm after 13 months of follow-up (95%CI 7.16-NR), and was 7.79 months (95%CI 3.52-11.9) in the monotherapy arm.

●	56.8% of patients on combination therapy and 38.5% of patients on monotherapy did not experience disease progression.

●	The percentage of patients with PSA declines from baseline in the combination therapy arm was 40.5%, and 15.4% in the monotherapy arm.

●	In all treated patients, an improvement in survival was observed in patients with PSA declines from baseline of 50% or greater vs. those with PSA declines of less than 50%. There were 7 (18%) patients in the combination arm with 50% or greater declines in PSA from baseline, and none in the monotherapy arm.

These data, while early, have proven worthy of further evaluation and the company will continue to follow patients’ survival for the next six to nine months in order to determine the path forward.

HPV Related Cancers

We have several programs in HPV-related cancers based on axalimogene filolisbac, an Lm–based antigen delivery product designed to target cells expressing HPV. Axalimogene filolisbac is currently under investigation in three HPV-associated cancers: cervical cancer, head and neck cancer, and anal cancer, either as a monotherapy or in combination with other therapies, and has shown encouraging safety and efficacy in numerous clinical studies to date.

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

AIM2CERV is a double-blind, randomized, placebo-controlled, Phase 3 study of adjuvant axalimogene filolisbac, following primary chemoradiation treatment of women with high-risk locally advanced cervical cancer (“HRLACC”). The primary objective of AIM2CERV is to compare the disease-free survival of axalimogene filolisbac to placebo administered in the adjuvant setting following standard concurrent chemotherapy and radiotherapy (“CCRT”) administered with curative intent to patients with HRLACC. Secondary endpoints include examining overall survival and safety. Our goal is to develop a treatment to prevent or reduce the risk of cervical cancer recurrence after primary, standard of care treatment in women who are at high risk of recurrence. The study is active in fourteen countries with 129 sites open to date.

In February 2018, the Company submitted a conditional MAA to the European Medicines Agency’s (“EMA”) Committee for the Company’s lead Lm Technology product candidate, axalimogene filolisbac, for the treatment of adult women who progress beyond first-line therapy of persistent/recurrent metastatic cervical cancer (“PRmCC”). The MAA submission was primarily based on data from the GOG-0265 study, as well as supportive data from other clinical trials evaluating axalimogene filolisbac and was validated by the EMA in March 2018. In July 2018, the Company rescinded its application based on EMA feedback following its initial review indicating the application would likely need additional data to support a conditional approval.

The Company is seeking a U.S. and/or European partner to fund the development and commercialization of axalimogene filolisbac in cervical cancer including the completion of the AIM2CERV study. If the Company is unable to secure a partner within a limited period of time, we will wind down the ongoing AIM2CERV trial in high-risk locally advanced cervical cancer. In the short term, patients participating in the AIM2CERV trial are continuing treatment.

We have a clinical trial collaboration agreement with MedImmune, the global biologics research and development arm of AstraZeneca, and are conducting a Phase 1/2, open-label, multicenter, two-part study to evaluate the safety and efficacy of axalimogene filolisbac in combination with MedImmune’s investigational anti-PD-L1 immune checkpoint inhibitor, durvalumab, as a combination treatment for patients with metastatic squamous or non-squamous carcinoma of the cervix and metastatic HPV-associated SCCHN. For the axalimogene filolisbac and durvalumab dose escalation portion of the study, the dose-escalation phase has been completed. We have commenced enrollment in the Part A (20 patients with SCCHN) and B (90 patients with cervical cancer) expansion phases; however, this trial was placed on clinical hold by FDA on March 9, 2018 following its review of a safety report regarding a Grade 5 Serious Adverse Event occurring on February 27, 2018 and involving respiratory failure which followed a sixth combination cycle (11th dose of axalimogene filolisbac, 21st dose of durvalumab) in the trial. As of the end of 2017, over 430 patients have received axalimogene filolisbac, and approximately 1,260 doses have been delivered across multiple trials in HPV-associated cancers, to date, and this is the first time we have seen this type of event. On July 13, 2018, the Company announced that it received notification from the FDA that the clinical hold has been lifted. New guidelines for the early detection and treatment of such rare events were agreed to with the FDA and have been implemented for this combination study and will be implemented across the portfolio as needed. Enrollment and dosing in all other Advaxis and durvalumab clinical programs were not affected by the clinical hold.

We entered into a clinical development collaboration agreement with BMS to evaluate their PD-1 immune checkpoint inhibitor, OPDIVO ® (nivolumab), in combination with axalimogene filolisbac as a potential treatment option for women with metastatic cervical cancer. The ADVANCE trial was planned to evaluate this combination regimen in women with persistent, recurrent or metastatic (squamous or non-squamous cell) carcinoma of the cervix who have failed at least one prior line of systemic chemotherapy. Under the terms of the agreement, each party would bear its own internal costs and provide its immunotherapy agents. This trial has not yet been initiated as the Company is seeking a U.S. and/or European partner to fund the cervical cancer program. If a partner is not found, the study will not be initiated.

Head and Neck Cancer

We entered into a clinical trial collaboration agreement with MedImmune to collaborate on a Phase 1/2, open-label, multicenter, two part trial to evaluate safety and efficacy of axalimogene filolisbac, in combination with durvalumab (MEDI4736), for patients with metastatic squamous or non-squamous carcinoma of the cervix and metastatic HPV-associated SCCHN. Part 1 of this trial is complete, and the Company has commenced enrollment in the Part A (20 patients with SCCHN) and B (90 patients with cervical cancer) expansion phases.

The Company is evaluating opportunities to conduct cost effective studies evaluating axalimogene filolisbac in head and neck cancer and are in discussion with third parties about a potential study.

Results of Operations for the Three Months Ended July 31, 2018 and 2017

Revenue

Revenue decreased $2.0 million to approximately $1.1 million for the three months ended July 31, 2018 compared to $3.1 million the three months ended July 31, 2017. The decrease was due to a change in the estimated performance period associated with upfront fees received from Amgen in conjunction with the collaboration agreement signed in August 2016.

Research and Development Expenses

We invest in research and development to advance our Lm technology through our pre-clinical and clinical development programs. Research and development expenses for the three months ended July 31, 2018 and 2017 were categorized as follows (in thousands):

Research and Development (in thousands)

	Three Months Ended July 31,		Increase (Decrease)
	2018	2017	$	%

HPV-associated cancers	$4,287	$5,996	$(1,709)	(29)%
Neoantigen-based therapies (ADXS-NEO and ADXS-HOT)	636	553	83	15
Other expenses	7,298	17,245	(9,947)	(58)
Partner reimbursements	(1,421)	(6,000)	4,579	(76)
Total research & development expense	$10,800	$17,794	$(6,994)	(39)%

Stock-based compensation expense included in research and development expense	$543	$1,517	$(974)	(64)%

HPV-associated cancers

HPV-associated research and development costs include clinical trial and other related costs associated with our cervical and head and neck programs. HPV-associated costs for the three months ended July 31, 2018 decreased approximately $1.7 million, or 29%, compared to the same period in 2017. The decrease resulted primarily from lower enrollment activities associated with the Phase 3 AIM2CERV trial as well as the winding down of the GOG-0265 study.

Neoantigen-based therapies

Research and development costs associated with neoantigen-based therapies for the three months ended July 31, 2018 increased approximately $0.1 million, or 15%, compared to the same period in 2017. The increase is attributable to additional manufacturing and certain study management costs in conjunction with the Phase 1 ADXS-NEO study in addition to the costs associated with filing our first IND in ADXS-HOT with the FDA.

Other Expenses

Other expenses include salary and benefit costs, stock-based compensation expense, professional fees, laboratory costs and other internal and external costs associated with our research & development activities. Other expenses for the three months ended July 31, 2018 decreased approximately $9.9 million, or 58%, compared to the same period in 2017. The decrease was primarily attributable to a decrease in laboratory costs, drug manufacturing process validation and drug stability studies supporting the MAA, which was filed in February 2018. In addition, there was a decrease in salary-related expenses, including stock compensation, and travel expenses resulting from a reduction in headcount due to the reduction in force that the Company initiated in June 2018.

Partner reimbursements

Partner reimbursements for the three months ended July 31, 2018 decreased approximately $4.6 million, or 76%, compared to the same period in 2017. The decrease is attributable to reimbursements from Amgen supporting ADXS-NEO covering three months during the three months ended July 31, 2018 as compared to reimbursements from Amgen covering one year during the same period in 2017.

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs and stock-based compensation expense for employees included in our finance, legal and administrative organizations, outside legal and professional services, and facilities costs. General and administrative expenses for the three months ended July 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended July 31,		Increase (Decrease)
	2018	2017	$	%

General and administrative expense	$4,495	$17,995	$(13,500)	(75)%

Stock-based compensation expense included in general and administrative expense	$1,409	$12,853	$(11,444)	(89)%

General and administrative expenses for the three months ended July 31, 2018 decreased approximately $13.5 million, or 75%, compared to the same period in 2017. The decrease is primarily attributable to a decrease in stock-based compensation of approximately $11.4 million related to the resignation of the Company’s Chief Financial Officer and Chief Executive Officer in April 2018 and July 2017, respectively, two Board members who did not seek re-election in March 2018, a reduction in headcount and the elimination of stock-based compensation paid to consultants. In addition, there was a decrease to legal costs on general corporate matters.

Results of Operations for the Nine Months Ended July 31, 2018 and 2017

Revenue

Revenue decreased $5.4 million to $4.9 million for the nine months ended July 31, 2018 compared to $10.3 million for the nine months ended July 31, 2017. The decrease was due to a change in the estimated performance period associated with upfront fees received from Amgen in conjunction with the collaboration agreement signed in August 2016.

Research and Development Expenses

We invest in research and development to advance our Lm technology through our pre-clinical and clinical development programs. Research and development expenses for the nine months ended July 31, 2018 and 2017 were categorized as follows (in thousands):

	Nine Months Ended July 31,		Increase (Decrease)
	2018	2017	$	%

HPV-associated cancers	$14,224	$14,962	$(738)	(5)%
Neoantigen-based therapies (ADXS-NEO and ADXS-HOT)	1,753	1,597	156	10
Other expenses	27,241	40,191	(12,950)	(32)
Partner reimbursements	(4,515)	(9,000)	4,485	(50)
Total research & development expense	$38,703	$47,750	$(9,047)	(19)%

Stock-based compensation expense included in research and development expense	$2,342	$4,271	$(1,929)	(45)%

HPV-associated cancers

HPV-associated research and development costs include clinical trial and other related costs associated with our cervical and head and neck programs. HPV-associated costs for the nine months ended July 31, 2018 decreased approximately $0.7 million, or 5%, compared to the same period in 2017. The decrease resulted from the winding down of the GOG-0265 study and was partially offset by the expansion of the Phase 3 AIM2CERV trial into additional countries in early 2018.

Neoantigen-based therapies

Research and development costs associated with neoantigen-based therapies for the three months ended July 31, 2018 increased approximately $0.2 million, or 10%, compared to the same period in 2017. The increase is attributable to additional manufacturing and certain study management costs in conjunction with the Phase 1 ADXS-NEO study and the filing of our first IND in ADXS-HOT.

Other Expenses

Other expenses include salary and benefit costs, stock-based compensation expense, professional fees, laboratory costs and other internal and external costs associated with our research & development activities. Other expenses for the nine months ended July 31, 2018 decreased approximately $13.0 million, or 32%, compared to the same period in 2017. The decrease was primarily attributable to a decrease in laboratory costs, drug manufacturing process validation and drug stability studies supporting the MAA, which was filed in February 2018. In addition, there was a decrease in salary-related expenses, including stock compensation, and travel expenses resulting from a reduction in headcount due to the reduction in force that the Company initiated in June 2018.

Partner reimbursements

Partner reimbursements decreased approximately $4.5 million, or 50%, for the nine months ended July 31, 2018 compared to the same period in 2017. The decrease relates to $3.0 million from Stendhal for partner reimbursements supporting AIM2CERV in the prior period. In addition, reimbursements from Amgen supporting ADXS-NEO decreased to $4.5 million for the nine months ended July 31, 2018 compared to $9.0 million for the nine months ended July 31, 2018, as the Company received reimbursements from Amgen covering nine months during the nine months ended July 31, 2018 as compared to reimbursements covering one year during the same period in 2017.

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs and stock-based compensation expense for employees included in our finance, legal and administrative organizations, outside legal and professional services, and facilities costs. General and administrative expenses for the nine months ended July 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended July 31,		Increase (Decrease)
	2018	2017	$	%

General and administrative expense	$14,495	$33,101	$(18,606)	(56)%

Stock-based compensation expense included in general and administrative expense	$3,645	$20,423	$(16,778)	(82)%

General and administrative expenses for the nine months ended July 31, 2018 decreased approximately $18.6 million, or 56%, compared to the same period in 2017. The decrease is primarily attributable to a decrease in stock-based compensation of approximately $16.8 million related to the resignation of the Company’s Chief Financial Officer and Chief Executive Officer in April 2018 and July 2017, respectively, two Board members who did not seek re-election in March 2018, a reduction in headcount and the elimination of stock-based compensation paid to consultants. In addition, there was a decrease to legal costs on general corporate matters and litigation settlements. These decreases were offset by an increase in severance associated with the resignation of the Interim Chief Executive Officer and Chief Financial Officer.

Liquidity and Capital Resources

Going Concern and Managements Plans

The Company’s products that are being developed have not generated significant revenue. As a result, the Company has suffered recurring losses and requires significant cash resources to execute its business plans. These losses are expected to continue for an extended period of time. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

Historically, our major sources of cash have comprised proceeds from various public and private offerings of our common stock, option and warrant exercises, and interest income. From October 2013 through August 2018, we raised approximately $245 million in gross proceeds from various public and private offerings of our common stock.

As of July 31, 2018 and August 31, 2018, the Company had approximately $40.4 million and $36.3 million, respectively, in cash, restricted cash and cash equivalents. Management’s plans to mitigate an expected shortfall of capital, to support future operations, include raising additional funds. On September 7, 2018 the Company announced the pricing of an underwritten public offering which is expected to gross $20 million in proceeds. It is the belief of the Company, that should the financing close on September 11, 2018 the Company expects to have sufficient capital to fund its obligations, as they become due, in the ordinary course of business through September 2019. The actual amount of cash that it will need to operate, is subject to many factors.

The Company also recognizes it will need to raise additional capital in order to continue to execute its business plan in the future. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to scale back its operations.

Cash Flows

Operating Activities

Net cash used in operating activities was approximately $48.9 million for the nine months ended July 31, 2018 compared to net cash used in investment activities of approximately $58.7 million for the nine months ended July 31, 2017. Net cash used in operating activities includes spending associated with our clinical trial programs and general and administrative activities as well as an increase in proceeds received from the sale of our state NOLs and R&D tax credits of approximately $1.9 million.

Investing Activities

Net cash provided by investing activities was approximately $43.5 million for the nine months ended July 31, 2018 compared to net cash used in investing activities of approximately $39.6 million for the nine months ended July 31, 2017. During the nine months ended July 31, 2018, all of the Company’s remaining short-term investment securities matured and some of the proceeds were used to fund operating activities, while in the prior year, some of the matured short-term investment securities were re-invested. In addition, there was a reduction in property and equipment purchases of approximately $2.0 million as compared to the prior year and during the nine months ended July 31, 2018, approximately $390,000 of restricted cash was established with a letter of credit. During both periods, there were legal costs associated with supporting of our intellectual property.

Financing Activities

Net cash provided by financing activities was approximately $21.0 million for the nine months ended July 31, 2018 as compared to approximately $0.5 million for the nine months ended July 31, 2017. The increase resulted primarily from net proceeds of approximately $18.4 million from the sale of 10,000,000 shares of our common stock in a public offering and approximately $2.7 million from the sale of 881,629 shares of our common stock at-the-market transactions.

Our capital resources and operations to date have been funded primarily with the proceeds from both public and private equity and debt financings, NOL tax sales and income earned on investments and grants. We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future. As of July 31, 2018, and October 31, 2017, we had an accumulated deficit of approximately $349.1 million and $301.1 million, respectively, and stockholders’ equity of approximately $33.3 million and $54.3 million, respectively.

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

Off-Balance Sheet Arrangements

As of July 31, 2018, the Company’s total future minimum lease payments under noncancelable operating leases was $9.7 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At July 31, 2018, the Company had approximately $40.4 million in cash and cash equivalents, which consisted primarily of bank deposits and money market funds. The Company’s investment policy and strategy are focused on preservation of capital and supporting the Company’s liquidity requirements. The Company uses a combination of internal and external management to execute its investment strategy and achieve its investment objectives. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

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

Changes in Internal Control over Financial Reporting

In June 2018, the Company announced that Molly Henderson was named Chief Financial Officer. During the quarter ended July 31,2018, there were no other changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risks described below as well as other information provided to you in this Quarterly Report on Form 10-Q, including information in the section of this document entitled “Cautionary Note Regarding Forward Looking Statements.” The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our Common Stock could decline, and you may lose all or part of your investment.

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

We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future due to the substantial investment in research and development. As of July 31, 2018, and October 31, 2017, we had an accumulated deficit of approximately $349.1 million and $301.1 million, respectively, and stockholders’ equity of approximately $33.3 million and $54.3 million, respectively. We expect to spend substantial additional sums on the continued administration and research and development of proprietary products and technologies with no certainty that our immunotherapies will become commercially viable or profitable as a result of these expenditures. If we fail to raise a significant amount of capital, we may need to significantly curtail operations or cease operations in the near future. If any of our product candidates fail in clinical trials or does not gain regulatory approval, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Our ability to raise additional capital to fund our growth and to support our operations may be uncertain.

The Company’s products that are being developed have not generated significant revenue. As a result, the Company has suffered recurring losses and requires significant cash resources to execute its business plans. These losses are expected to continue for an extended period of time. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

Historically, our major sources of cash have comprised proceeds from various public and private offerings of our common stock, option and warrant exercises, and interest income. From October 2013 through August 2018, we raised approximately $245 million in gross proceeds from various public and private offerings of our common stock.

As of July 31, 2018 and August 31, 2018, the Company had approximately $40.4 million and $36.3 million, respectively, in cash, restricted cash and cash equivalents. Management’s plans to mitigate an expected shortfall of capital, to support future operations, include raising additional funds. On September 7, 2018 the Company announced the pricing of an underwritten public offering which is expected to gross $20 million in proceeds. It is the belief of the Company, that should the financing close on September 11, 2018 the Company expects to have sufficient capital to fund its obligations, as they become due, in the ordinary course of business through September 2019. The actual amount of cash that it will need to operate, is subject to many factors.

The Company also recognizes it will need to raise additional capital in order to continue to execute its business plan in the future. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to scale back its operations.

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

We expect that we will need to raise additional funding to complete the development and commercialization of our product candidates. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit, or terminate our product development efforts or other operations.

We estimate that our current cash, cash equivalents and investments will be sufficient for us to fund our operating expenses and capital expenditure requirements through 2019. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In addition, we will need to raise substantial additional capital to complete the development and commercialization of our product candidates. We will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Any failure to raise capital as and when needed, as a result of insufficient authorized shares or otherwise, could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.

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

Our strategy includes eventual substantial reliance upon strategic collaborations for marketing and commercialization of our clinical product candidates, and we rely on strategic collaborations for research, development, marketing and commercialization for some of our immunotherapies. To date, we have been heavily reliant upon third party outsourcing for our clinical trials execution and production of drug supplies for use in clinical trials.

We are currently seeking a partner to fund the development and commercialization of axalimogene filolisbac in cervical cancer. If a partner is not found, subject to ongoing discussions with our collaboration partners over our obligations with respect the program, we anticipate winding down the program in a clinically responsible manner. We may incur additional costs in connection with such a wind-down, including in severing our relationship with our collaboration partners. Some of the costs are indeterminable at this time and there is no guarantee that we will be able to wind down the program effectively, which could lead to considerable expense and could negatively affect our financial results.

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

If we continue to enter into research and development collaborations, our success will in part depend on the performance of our corporate collaborators. We will not directly control the amount or timing of resources devoted by our corporate collaborators to activities related to our immunotherapies. Our corporate collaborators may not commit sufficient resources to our research and development programs or the commercialization, marketing or distribution of our immunotherapies. If any corporate collaborator fails to commit sufficient resources, our preclinical or clinical development programs related to this collaboration could be delayed or terminated. Also, our collaborators may pursue existing or other development-stage products or alternative technologies in preference to those being developed in collaboration with us. If we fail to make required milestone or royalty payments to our collaborators or to observe other obligations in our agreements with them, our collaborators may have the right to terminate those agreements. Additionally, our collaborators may seek to renegotiate agreements we have entered into, or may disagree with us about the terms and implementation of these agreements. If collaborators disagree with us about the terms or implementation of our agreements, we may face legal claims that may involve considerable expense and could negatively affect our financial results.

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

The recently enacted tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act,” or the TCJA, which significantly amends the Internal Revenue Code of 1986. The TCJA, among other things, reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limits the tax deduction for interest expense to 30% of adjusted earnings, eliminates net operating loss carrybacks, imposes a one-time tax on offshore earnings at reduced rates regardless of whether they are repatriated, allows immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifies or repeals many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). We continue to examine the impact these changes may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected. The impact of the TCJA on holders of our common stock is also uncertain and could be adverse. This prospectus supplement and the accompanying prospectus do not discuss the TCJA or the manner in which it might affect us or purchasers of our common stock. We urge our stockholders, including purchasers of common stock in this offering, to consult with their legal and tax advisers with respect to the TCJA and the potential tax consequences of investing in our common stock.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. We can face criminal liability and other serious consequences for violations which can harm our business.

We are subject to U.S. export control and economic sanctions laws and regulations and other restrictions on international trade. As such, we are required to export our technology, products, and services in compliance with those laws and regulations. If we export our technology, products, or services, the exports may require authorizations, including a license, a license exception or other appropriate government authorization. In addition, the United States and other governments and their agencies impose sanctions and embargoes on certain countries, their governments and designated parties, which may prohibit the export of certain technology, products, and services to such persons altogether.

We are also subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, third-party intermediaries, and other associated persons from authorizing, promising, offering, providing, soliciting, or accepting directly or indirectly, improper payments or benefits to or from any person whether in the public or private sector. We have direct or indirect interactions with officials and employees of government agencies. We can be held liable for the corrupt or other illegal activities of our employees, representatives, contractors, business partners, and agents, in violation of U.S. and applicable foreign anti-corruption, export, import, sanctions, or anti-money laundering laws and regulations, even if we do not explicitly authorize or have actual knowledge of such activities.

Any violation of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

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

Pursuant to the terms of our license agreement with Penn, which has been amended from time to time, we have acquired exclusive worldwide licenses for patents and patent applications related to our proprietary Listeria vaccine technology. The license provides us with the exclusive commercial rights to the patent portfolio developed at Penn as of the effective date of the license, in connection with Dr. Paterson and requires us to pay various milestone, legal, filing and licensing payments to commercialize the technology. As of July 31, 2018, we had no outstanding payments to Penn. We can provide no assurance that we will be able to make all future payments due and owing thereunder, that such licenses will not be terminated or expire during critical periods, that we will be able to obtain licenses from Penn for other rights that may be important to us, or, if obtained, that such licenses will be obtained on commercially reasonable terms. The loss of any current or future licenses from Penn or the exclusivity rights provided therein could materially harm our business, financial condition and operating results.

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

On June 29, 2018, the registrant issued 1,516 shares of common stock to its Executive Officers, pursuant to their Employment Agreements.

On July 31, 2018, the registrant issued 1,505 shares of common stock to an Executive Officer, pursuant to his Employment Agreement.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1*	Certification of Principal Executive, Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVAXIS, INC.
Registrant

Date: September 10, 2018	By:	/s/ Kenneth A. Berlin
Kenneth A. Berlin
President and Chief Executive Officer

	By:	/s/ Molly Henderson
Molly Henderson
Executive Vice President, Chief Financial Officer

