Form 10-K
period 2018-10-31
Advaxis, Inc.
filed 2019-01-11
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED - OCTOBER 31, 2018

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 000-28489

ADVAXIS, INC.

(Name of Registrant in Its Charter)

Delaware	02-0563870
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

305 College Road East
Princeton, New Jersey	08540
(Address of Principal Executive Offices)	(Zip Code)

(609) 452-9813

(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:	Common stock - $0.001 par value
NASDAQ Capital Market

Securities registered under Section 12(g) of the Exchange Act:	[None]

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Large Accelerated Filer	[ ]	Accelerated Filer	[X]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of April 30, 2018, the aggregate market value of the voting common equity held by non-affiliates was approximately $82,957,000, based on the closing bid price of the registrant’s common stock on the NASDAQ Capital Market. (For purposes of determining this amount, only directors, executive officers, and 10% or greater shareholders and their respective affiliates have been deemed affiliates). [X]

The registrant had 69,703,219 shares of common stock, par value $0.001 per share, outstanding as of December 31, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2019 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days of the end of the fiscal year ended October 31, 2018 are incorporated by reference into Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

Table of Contents

Form 10-K Index

PART 1

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K (“Form 10-K”) includes statements that are, or may be deemed to be, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Form 10-K and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned discovery and development of drug candidates, the strength and breadth of our intellectual property, our ongoing and planned preclinical studies and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, the degree of clinical utility of our product candidates, particularly in specific patient populations, expectations regarding clinical trial data, our results of operations, financial condition, liquidity, prospects, growth and strategies, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect the industry or us.

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	the success and timing of our clinical trials, including patient accrual;
●	our ability to obtain and maintain regulatory approval and/or reimbursement of our product candidates for marketing;
●	our ability to obtain the appropriate labeling of our products under any regulatory approval;
●	our plans to develop and commercialize our products;
●	the successful development and implementation of future sales and marketing campaigns;
●	the change of key scientific or management personnel;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	our ability to successfully compete in the potential markets for our product candidates, if commercialized;
●	regulatory developments in the United States and foreign countries;
●	our ability to continue as a going concern
●	the rate and degree of market acceptance of any of our product candidates;
●	new products, product candidates or new uses for existing products or technologies introduced or announced by our competitors and the timing of these introductions or announcements;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	our available cash;
●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
●	our ability to obtain additional funding;
●	our ability to obtain and maintain intellectual property protection for our product candidates;
●	the success and timing of our preclinical studies including IND enabling studies;
●	the ability of our product candidates to successfully perform in clinical trials and to resolve any clinical holds that may occur;
●	our ability to obtain and maintain approval of our product candidates for trial initiation;
●	our ability to manufacture and the performance of third-party manufacturers;
●	our ability to identify license and collaboration partners and to maintain existing relationships;
●	the performance of our clinical research organizations, clinical trial sponsors and clinical trial investigators, and collaboration partners for any clinical trials we conduct; and
●	our ability to successfully implement our strategy.

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

In this Form 10-K, unless otherwise stated or the context otherwise indicates, references to “Advaxis,” “the Company,” “we,” “us,” “our” and similar references refer to Advaxis, Inc., a Delaware corporation.

Item 1. Business.

General

Advaxis, Inc. (“Advaxis” or the “Company”) is a late-stage biotechnology Company focused on the discovery, development and commercialization of proprietary Listeria monocytogenes (“Lm”) Technology antigen delivery products based on a platform technology that utilizes live attenuated Lm bioengineered to secrete antigen/adjuvant fusion proteins. These Lm-based strains are believed to be a significant advancement in immunotherapy as they integrate multiple functions into a single immunotherapy and are designed to access and direct antigen presenting cells to stimulate anti-tumor T cell immunity, activate the immune system with the equivalent of multiple adjuvants, and simultaneously reduce tumor protection in the Tumor Microenvironment (“TME”) to enable T cells to eliminate tumors. The Company believes that Lm Technology immunotherapies can complement and address significant unmet needs in the current oncology treatment landscape. Specifically, the Company’s product candidates have the potential to optimize the clinical impact of checkpoint inhibitors while having a generally well-tolerated safety profile. The Company’s passion for the clinical potential of Lm Technology is balanced by focus and fiscal discipline which is directed towards improving treatment options for cancer patients and increasing shareholder value.

Advaxis is focused on four product-related areas in various stages of clinical and pre-clinical development, which they believe will provide the greatest opportunity to have a significant impact on patients and their families:

●	Human Papilloma Virus (“HPV”)-associated cancers
●	Personalized neoantigen-directed therapies
●	Disease focused hotspot/‘off the shelf’ neoantigen-directed therapies
●	Prostate cancer

All four product areas are anchored in the Company’s Lm TechnologyTM, a unique platform designed for its ability to target various cancers in multiple ways. As an intracellular bacterium, Lm is an effective vector for the presentation of antigens through both the Major Histocompatibility Complex (“MHC”) I and II pathways, due to its active phagocytosis by Antigen Presenting Cells (“APCs”). Within the APCs, Lm produces virulence factors which allow survival in the host cytosol and potently stimulate the immune system.

Through a license from the University of Pennsylvania, Advaxis has exclusive access to a proprietary formulation of attenuated Lm that we call Lm Technology. Lm Technology is designed to optimize this natural system, and one of the keys to the enhanced immunogenicity of Lm Technology is the tLLO – fusion protein, which is made up of tumor associated antigen (“TAA”) fused to a highly immunogenic bacterial protein that triggers potent cellular immunity. The tLLO -fusion protein is also designed to help reduce immune tolerance in the TME and to promote antigen spreading, thereby improving activity in the TME. Multiple copies of the tLLO -fusion protein within each construct may increase antigen presentation and TME impact.

As the field of immunotherapy continues to evolve, the flexibility of the Lm Technology platform has allowed Advaxis to develop highly innovative products. To date, Lm Technology has demonstrated preclinical synergy with multiple checkpoint inhibitors, co-stimulatory agents and radiation therapy, with a clinical trial currently underway in combination with Merck & Co., Inc.’s (“Merck”) PD-1 inhibitor. The safety profile of all Lm Technology constructs seen to date across over 470 patients has been generally predictable and manageable, consisting mostly of mild to moderate flu-like symptoms that have been transient and associated with infusion.

The Advaxis Corporate Strategy

The Advaxis corporate strategy is to advance the Lm Technology platform and leverage its unique capabilities to design and develop an array of cancer treatments. The Company and its collaborators are currently conducting or planning clinical studies of Lm Technology immunotherapies in HPV-associated cancers (including cervical and head and neck), prostate cancer, non-small cell lung cancer and microsatellite stable colorectal cancer.

Moving forward, the Company expects that it will continue to invest in its core clinical program areas and will also remain opportunistic in evaluating Investigator Sponsored Trials (“ISTs”) as well as licensing opportunities. The Lm Technology platform is protected by a range of patents, covering both product and process, some of which the Company believes can be maintained into 2037.

Lm Technology and the Immunotherapy Landscape

The challenge of cancer immunotherapy has been to find the best overall balance between efficacy and side effects when mobilizing the body’s immune system to fight against cancer. The development of immune checkpoint inhibitors was a significant step forward, particularly with anti-PD-1 therapies, and brought with it impressive clinical activity in many different types of cancers, including melanoma, lung, head and neck and urothelial cancers. However, a literature review published in Science in 2018 noted that anti-PD-1 monotherapy response rates are only in the 15-25% range, and rise to ≥ 50% only in selected groups of patients with desmoplastic melanoma, Merkel carcinoma or tumors with mismatch-repair deficiency. Development of secondary resistance with disease progression is yet another common limitation of these therapies. Therefore, for most cancer patients, there is room for improvement. Checkpoint inhibitors can expand existing cancer fighting cells that may already be present in low numbers and support their activity against cancer cells, but if the right cancer-fighting cells are not present, checkpoint inhibitors may not provide clinical benefit. Similarly, there are many mechanisms of immune tolerance that are distinct from the checkpoints which may also be blocking the immune system from fighting cancer. Based on both pre-clinical and early clinical data, Advaxis believes that checkpoint inhibitors, when combined with treatments such as Lm Technology, can have an amplified anti-tumor effect. Lm Technology incorporates several complementary elements that include innate immune stimulation, potent generation of cancer-targeted T cells, ability to boost immunity through multiple treatments, enhancing lymphocyte infiltration into tumors, reduction of non-checkpoint mediated immune tolerance within the tumor microenvironment, and promotion of antigen spreading which may amplify the effects of treatment. These results provide rationale for further testing of Lm Technology agents alone and in combination with checkpoint inhibitors.

Traditional cancer vaccines were another development within immunotherapy and have a history beginning over 30 years ago. Unfortunately, these vaccines have largely been unsuccessful for a variety of potential reasons. These include poor selection of targets, imbalanced antigen presentation by inclusion of certain immune enhancing agents (adjuvants), failure to consider the blocking actions of immune tolerance, and choice of vaccine vectors. In some cases, patients may develop neutralizing antibodies, preventing further treatments. In contrast to traditional cancer vaccines, Lm Technology takes advantage of a natural pathway in the immune system that evolved to protect us against Listeria infections, that also happens to generate the same type of immunity that is required when fighting cancer. The live but weakened (attenuated) bacteria stimulate a balanced concert of innate immune triggers and present the tumor antigen target precisely where it needs to be able to generate potent cancer fighting cells from within the immune system itself. The multitude of accompanying signals serves to broadly mobilize most of the immune system in support of fighting what seems to be a Listeria infection, and is then “re-directed” against cancer cell targets. Additionally, the unique intracellular lifecycle of Listeria avoids the creation of neutralizing antibodies, thereby allowing for repeat administration as a chronic therapy with a sustained enhancing of tumor antigen-specific T cell immunity.

Looking back on the last two decades, there have been promising technology advancements to harness and activate killer T cells against cancers and every day more is learned about the interplay between immunity and cancer that can lead to improved treatments. However, there are still significant unmet needs in the immunotherapy landscape that Advaxis feels Lm Technology can address and complement. Specifically, Lm Technology has the potential to optimize and expand checkpoint inhibitor activity in combination. It also avoids many of the limitations of previous cancer vaccine attempts by tapping into the pathway reserved for defense against Listeria infection while incorporating the best cancer targets science can identify, including neoantigens that result from mutations in the cancer. To date, Lm Technology products have a manageable safety profile, do not generate neutralizing antibodies lending themselves to retreatments, and most of the products are designed to be immediately available for treatment without the complication and expense of modifying a patient’s own cells in a laboratory.

Lm Technology: An optimized Listeria -based antigen delivery system

Advaxis’ Listeria-based immunotherapies are designed for antigen delivery through a process of insertion of multiple copies of the proprietary tLLO -fusion protein into each extrachromosomal protein expression and secretion plasmid that makes and secretes the target protein right inside the patient’s antigen presenting cells to initiate and/or boost their immune response. The tLLO-fusion protein approach was developed at the University of Pennsylvania as an improvement over insertion of a single copy of the target gene, as an ACT-A (or other Lm peptide) fusion, within the bacterial genome for four key reasons:

1.	Multiple copies of the DNA in the plasmids per bacteria can result in larger amounts of tLLO-fusion protein being expressed simultaneously, versus a single copy. This is designed to improve antigen presentation and immunologic priming and increases the number of T cells generated for a particular treatment.
2.	tLLO expressed on plasmids (with or without a tumor target protein attached) has been shown preclinically to reduce numbers and immune suppressive function of Tregs and MDSCs in the tumor microenvironment. Presented preclinical data demonstrates that Tregs are destroyed as soon as five days after the first Lm Technology treatment and that suppressive M2 tumor-associated macrophages (TAMs) are replaced by M1 macrophages which support antigen presentation and adoptive immunity.
3.	The extrachromosal DNA plasmids themselves also contain CPG sequence patterns that trigger TLR-9, which confers additional innate immune stimulation beyond a listeria without the plasmids.
4.	The multiple copies of bacterial DNA plasmids (up to 80-100 per bacteria) confers additional stimulation of the STING receptor within APC’s which has been associated with enhancing anti-cancer immunity in patients.

Through a license from the University of Pennsylvania, Advaxis has exclusive access to this proprietary formulation of attenuated Lm which further enhances what we believe to be a nearly ideal natural system. Clinical application in the Company’s four program areas is the core focus of current development efforts.

Clinical Pipeline

Advaxis is focused on the discovery, development and commercialization of proprietary Lm Technology antigen delivery products, with its latest stage program for cervical cancer in Phase 3 development. The Company and its collaborators are currently conducting or planning clinical studies of Lm Technology immunotherapies in four program areas:

●	Human Papilloma Virus (“HPV”)-associated cancers
●	Personalized neoantigen-directed therapies
●	Disease focused hotspot/‘off the shelf’ neoantigen-directed therapies
●	Prostate cancer (ADXS-PSA)

As a late-stage biotechnology company with no commercial products, Advaxis is aware of the need for fiscal responsibility, and is focusing its investment into the four program areas listed above. Additionally, the company will continue to be opportunistic by exploring ISTs, licensing and other external opportunities.

Advaxis Pipeline of Product Candidates

HPV-Related Cancers: Proof of Concept of Lm Technology

The Company is developing therapies for HPV-related cancers using axalimogene filolisbac (AXAL). Axalimogene filolisbac is an Lm–based antigen delivery product directed against HPV and designed to target cells expressing HPV. The company’s HPV-related products are currently under investigation, or being considered, in two HPV-associated cancers: cervical cancer and head and neck cancer, either as a monotherapy or in combination. Advaxis has also completed treatment in two Phase 2 studies of axalimogene filolisbac for the treatment of anal cancer and has decided to not pursue further studies in this cancer type at this time.

Cervical Cancer: axalimogene filolisbac

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

Axalimogene filolisbac has received FDA orphan drug designation for invasive International Federation of Gynecology and Obstetrics (“FIGO”) Stage II-IV cervical cancer and has received Fast Track designation from the FDA for the treatment of high-risk locally advanced cervical cancer. Axalimogene filolisbac has also been classified as an advanced-therapy medicinal product (“ATMP”) for the treatment of cervical cancer by the European Medicines Agency’s (“EMA”) Committee for Advanced Therapies (“CAT”). The CAT is the EMA’s committee responsible for assessing the quality, safety and efficacy of ATMPs. The Company completed the CAT certification procedure and the CAT certified that the preclinical and quality information have met the scientific and technical standards for a Marketing Authorization Application (MAA).

Phase 2 Trial Results – axalimogene filolisbac

In 2014, the company completed a randomized Phase 2 clinical trial (Lm -LLO-E7-15) with AXAL +/- chemotherapy in 109 women, conducted in India, with recurrent/refractory cervical cancer. The final results were presented at the 2014 American Society of Clinical Oncology (“ASCO”) Annual Meeting and showed that 32% (35/109) of patients were alive at 12 months, 22% (24/109) of patients were Long-term Survivors (“LTS”) alive greater than 18 months, and 18% (16/91) evaluable with adequate follow-up of patients were alive for more than 24 months. Of the 109 patients treated in the trial, LTS included not only patients with tumor shrinkage but also patients who had experienced stable disease or increased tumor burden. 17% (19/109) of the patients in the trial had recurrence of disease after at least two prior treatments for their cervical cancer; these patients comprised 8% (2/24) of LTS. Among the LTS, 25% (3/12) of patients had a baseline Eastern Cooperative Oncology Group (“ECOG”) performance status of 2, a patient population that is often excluded from clinical trials. Furthermore, a 10% objective response rate (including 5 complete responses and 6 partial responses) and a disease control rate of 38% (42/109) were observed. The addition of cisplatin chemotherapy to axalimogene filolisbac in this trial did not significantly improve overall survival or objective tumor response (p =0.9981).

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

Based on these results, the Gynecological Oncology Group (“GOG”) Foundation, Inc. (now a member of NRG Oncology), under the sponsorship of the Cancer Therapy Evaluation Program (“CTEP”) of the National Cancer Institute (“NCI”), conducted GOG-0265, an open-label, single-arm Phase 2 trial of axalimogene filolisbac in persistent or recurrent cervical cancer (patients must have received at least 1 prior chemotherapy regimen for the treatment of their recurrent/metastatic disease, not including that administered as a component of primary treatment) at numerous clinical sites in the U.S. The trial was a Simon 2-stage design, with the primary efficacy endpoint being 12-month survival, with the objective of the secondary efficacy endpoints to evaluate progression-free survival, overall survival and objective tumor response. The primary safety endpoints were to evaluate the number of patients with dose-limiting toxicities and the frequency and severity of adverse effects.

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

The first stage of enrollment in GOG-0265 was successfully completed with 26 patients treated and met the predetermined safety and efficacy criteria required to proceed into the second stage of patient enrollment. Clinical data from the first stage of GOG-0265 was presented at the American Gynecological & Obstetrical Society (“AGOS”) annual meeting in September 2015. Overall survival at 12 months was 38.5% (10/26) (the predefined criteria for 12-month survival in order to progress to Stage 2 was ≥20%), and, among patients who had received the full treatment regimen of 3 doses of axalimogene filolisbac, the 12-month survival rate was 55.6% (10/18). The adverse events observed in the first stage of the trial have been consistent with those reported in other clinical studies with axalimogene filolisbac.

Stage 2 of the trial began enrollment in February 2015 which included a protocol amendment to allow patients to continue to receive repeat cycles of therapy until disease progression. Stage 2 enrollment was temporarily suspended with a clinical hold in October 2015 that resolved in mid-December 2015. Prior to re-initiating enrollment of a new cohort of Stage 2 patients, Advaxis and the GOG Foundation/NRG Oncology examined the 12-month survival rate and safety data obtained from the 24 patients who had previously enrolled in Stage 2. The Stage 2 population demonstrated that treatment with axalimogene filolisbac resulted in a 37.5% (9/24) 12-month survival rate. This data was consistent with the findings in Stage 1 that showed a 38.5% 12-month survival rate, despite a greater proportion of Stage 2 patients having previously taken and failed bevacizumab treatment prior to enrollment. Taken together, the available data from both stages of GOG-0265 comprise a Phase 2 clinical trial in 50 subjects with a 12 month survival rate of 38% (19/50). The protocol defined logistic model-based calculation of the expected 12-month milestone survival rate was calculated to be 24.5% using the key predictors from the patients enrolled in the trial. The 12-month survival rate of 38% for patients receiving axalimogene filolisbac in the trial represented a 52% improvement over the expected 12-month milestone survival rate of 24.5%.

Overall, 28 out of 50 (56%) patients experienced a Grade 1 or Grade 2 treatment-related adverse event (TRAE) associated with axalimogene filolisbac infusion. The most common (>30%) Grade 1 or Grade 2 TRAEs were fatigue, chills, anemia, nausea and fever. Eighteen (36%) patients experienced a Grade 3 TRAE and two patients experienced a Grade 4 AE, including a Klebsiella lung infection in one patient, and hypotension/cytokine related symptoms in another patient, which were considered possibly related to treatment.

In October 2016, upon review of these findings, the Company announced early closure of GOG-0265. Results from the GOG-0265 trial were presented as an oral late-breaker presentation at the Society of Gynecologic Oncology (“SGO”) annual meeting on March 14, 2017. Based on these data, the Company made a strategic decision to submit for conditional MAA in the European Union for axalimogene filolisbac to treat metastatic cervical cancer in patients who progress beyond first-line treatment in March 2018. However, Advaxis withdrew the application in July 2018 based on European Medicines Agency (EMA) feedback following its initial review indicating the application will likely need additional clinical data to support a conditional approval.

Advaxis also conducted a clinical trial with axalimogene filolisbac through a collaboration agreement with MedImmune, the global biologics research and development arm of AstraZeneca. This Phase 1/2, open-label, multicenter, dose determination and expansion cohort trial was designed to determine the recommended Phase 2 dose (“RP2D”) and evaluate the safety and efficacy of axalimogene filolisbac, in combination with MedImmune’s investigational anti-PD-L1 immune checkpoint inhibitor, IMFINZITM (“durvalumab”), as a treatment for patients with metastatic squamous or non-squamous carcinoma of the cervix and metastatic HPV-associated squamous cell carcinoma of the head and neck (“SCCHN”). The dose determination phase of the trial is complete. Two dose cohorts were enrolled. Cohort 1 enrolled 5 patients with metastatic cervical cancer who received 1 x 109 cfu of axalimogene filolisbac + 3 mg/mg durvalumab. Cohort 2 enrolled 3 patients with metastatic cervical cancer and 2 patients with SCCHN who received 1 x 109 cfu of axalimogene filolisbac + 10 mg/mg of durvalumab. No dose-limiting toxicities were observed in either cohort. The RP2D was determined to be 1 x 10 9 cfu for axalimogene filolisbac + 10 mg/mg for durvalumab. Preliminary data showed that two patients with metastatic cervical cancer achieved a durable complete response (with confirmation) and a partial response (without confirmation), respectively.

TRAEs were reported in 91% of patients; the majority were either Grade 1 (64%) or Grade 2 (55%) events. The most commonly reported TRAEs were chills, fever, nausea and hypotension. Three patients reported Grade 3 TRAEs (1 x 109 + 3 mg/kg - rigor/chills; 1 x 109 + 10 mg/kg - rigor/chills; and 1 x 109 + 10 mg/kg - diarrhea and shortness of breath). One patient experienced a Grade 4 TRAE of hypotension. As of February 27, 2018, the safety profile of the combination of axalimogene filolisbac and durvalumab was consistent with previous reported findings for both axalimogene filolisbac and durvalumab administered as monotherapy. However, on March 9, 2018, a clinical hold was issued for this study following submission by the Company of a safety report to the FDA regarding a patient death that occurred on February 27, 2018, post-dosing, involving acute respiratory failure after receiving nine months of combination therapy in the trial. New guidelines for the early detection and treatment of such rare events were agreed to with the FDA and were implemented in this and all other studies evaluating our Lm-based drug candidates. The clinical hold was lifted by FDA on July 12, 2018. Enrollment and dosing in all other Advaxis and durvalumab clinical programs were not affected by the clinical hold.

In November 2018, the Company announced that enrollment in the Part A expansion phase (N = 20 patients with SCCHN) and planned Part B expansion phase (N=90 patients with metastatic cervical cancer) had ended in order to maximize the efficient use of its resources. As of the latest internal data cut-off date of October 10, 2018, 7 patients receiving 1 x 10 9 axalimogene filolisbac + 10 mg/kg durvalumab had been enrolled. In the Part B expansion, a total of 32 patients with metastatic cervical cancer were randomized to receive either 10 mg/kg durvalumab alone (N=16 patients) or 1 x 10 9 axalimogene filolisbac + 10 mg/kg durvalumab (N = 16 patients) expansion phases.

Ongoing Registrational and Phase 3 Study: Axalimogene filolisbac

Women who are diagnosed with high risk, locally-advanced carcinoma of the cervix (“HRLACC”) face a higher chance that their cancer may recur following initial treatment when compared to earlier stages of the disease. When cervical cancer recurs, there are very few treatment options and the prognosis is dire. To address this unmet need, in 2016 the Company reached an agreement with the FDA, under its Special Protocol Assessment (“SPA”) process, for a Phase 3 trial evaluating axalimogene filolisbac in patients with HRLACC (“AIM2CERV” or “Advaxis Immunotherapy 2 Prevent Cervical Recurrence”) to be conducted in collaboration with the GOG/NRG Oncology.

AIM2CERV is a double-blind, randomized, placebo-controlled, Phase 3 trial of adjuvant axalimogene filolisbac following primary chemoradiation treatment of women with HRLACC. The primary objective of AIM2CERV is to compare the disease free survival of axalimogene filolisbac to placebo administered in the adjuvant setting following standard concurrent chemotherapy and radiotherapy (“CCRT”) administered with curative intent to patients with HRLACC. Secondary endpoints include examining overall survival and safety. The company’s goal is to develop a treatment to prevent or reduce the risk of cervical cancer recurrence after primary, standard of care treatment in women who are at high risk of recurrence. The current trial design has a planned sample size of 450 subjects to maintain adequate statistical power over a broader range of survival outcomes, as well as a pre-planned interim analysis (IA) of safety and efficacy. However, the Company has been evaluating the possibility of accelerating the IA timeline and establishing a more stringent futility boundary. The Company anticipates that in early 2019 it will finalize the redesign of the trial and review it with the FDA. During this time, the study is continuing to enroll patients under its current design, which is being conducted under a Special Protocol Assessment with the FDA.

HPV Program Licensing Agreements

Biocon Limited (“Biocon”), our co-development and commercialization partner for axalimogene filolisbac in India and key emerging markets, filed a Marketing Authorization Application (“MAA”) for licensure of this immunotherapy in India. The companies will evaluate next steps regarding potential registration in India.

Especificos Stendhal SA de CV (“Stendhal”), the Company’s co-development and commercialization partner for axalimogene filolisbac in Mexico, Brazil, Colombia and other Latin American countries, agreed to pay $10 million (“Support payment”) towards the expense of AIM2CERV over the duration of the trial, contingent upon Advaxis achieving annual project milestones, pursuant to a Co-Development and Commercialization Agreement (the “Stendhal Agreement”). The Company is currently in arbitration proceedings with Stendhal, see Legal Proceedings in Note 10 to the financial statements.

Knight Therapeutics Inc. (“Knight”), holds an exclusive license to commercialize axalimogene filolisbac in Canada, as well as other product candidates.

Advaxis granted Global BioPharma (“GBP”) an exclusive license for the development and commercialization of axalimogene filolisbac for the treatment of cervical cancer in Asia, Africa, and the former USSR territory, exclusive of India and certain other countries. GBP is responsible for all development and commercial costs and activities associated with the development in their territories.

Head and Neck Cancer

Squamous Cell Carcinoma of the Head and Neck (“SCCHN”) is the most frequently occurring malignant tumor of the head and neck and is a major cause of morbidity and mortality worldwide. More than 90% of SCCHNs originate from the mucosal linings of the oral cavity, pharynx, or larynx and 70% of these cancers are caused by HPV. According to the American Cancer Society, head and neck cancer accounts for about 3% of all cancers in the United States. But while the Pap smear and other HPV tests have reduced rates of cervical cancer, rates of oral cavity and pharynx cancer are growing, with 51,540 new cases projected to be diagnosed in the United Stated in 2018 according to the Surveillance, Epidemiology, and End Results (“SEER”) database.

A study published in the Annals of Internal Medicine found that approximately 12% of U.S. men and 3% of women were actively infected with oral HPV between 2011 and 2014. That totals 11 million men and 3 million women who are at risk for developing SCCHN. SCCHN is typically asymptomatic until it has metastasized, and screening options do not exist. The only way to prevent infection is the HPV vaccine, but compliance has been low to date. Another challenge is that preventative vaccines cannot protect those already infected or older than 26, leaving several generations of Americans vulnerable to SCCHN with no way of knowing if cancer is silently growing.

We conducted a clinical trial in collaboration with MedImmune to collaborate on a Phase 1/2, open-label, multicenter, two part trial to evaluate safety and efficacy of axalimogene filolisbac, in combination with durvalumab (MEDI4736), for patients with metastatic squamous or non-squamous carcinoma of the cervix and metastatic HPV-associated SCCHN. Part 1 of this trial is complete and results will be presented in 2019. The Company and MedImmune have decided to not continue further enrollment into the expansion phases of this study.

The Company plans to initiate an investigator-sponsored trial with a major research center in head and neck cancer in early 2019. Axalimogene filolisbac has received FDA orphan drug designation for HPV-associated head and neck cancer.

Personalized Neoantigen-directed Therapies (ADXS-NEO)

Lm Technology is an effective vector for immunotherapy, and the Company made the decision to branch into the growing field of individualized cancer treatments with ADXS-NEO. ADXS-NEO is designed to create individualized therapies by activating the patient’s immune system to respond against multiple mutations, or neoantigens, identified from an individual patient’s tumor through DNA sequencing. In August 2016, Advaxis entered into a global agreement with Amgen for the development and commercialization of ADXS-NEO. On December 10, 2018, Company received a written notice of termination of such agreement from Amgen. See Note 9 to our financial statements. The termination is effective as of February 8, 2019. The Company’s ADXS-NEO study is currently enrolling patients and the Company will evaluate whether to re-partner the ADXS-NEO program.

ADXS-NEO is an individualized Lm Technology antigen delivery product developed using whole-exome sequencing of a patient’s tumor to identify neoantigens. ADXS-NEO is designed to work by presenting a large payload of neoantigens directly into dendritic cells within the patient’s immune system and stimulating a T cell response against cancerous cells.

The FDA allowed the IND application of ADXS-NEO. In June 2018, the Company announced the commencement of a Phase 1 trial with the dosing of the first patient with ADXS-NEO. ADXS-NEO is being evaluated in an open-label, dose-escalation, multicenter clinical trial in the United States. The study is open to patients with metastatic non-small cell lung cancer (NSCLC), metastatic microsatellite stable colon cancer and metastatic squamous head and neck cancer. The study had been in development in collaboration with Amgen until December 2018, when Amgen provided the Company with a notice of termination of their existing collaboration. Advaxis will evaluate whether to re-partner the ADXS-NEO program. Advaxis anticipates providing safety, tolerability and immune correlative data from the first two cohorts in the first half of 2019.

The Company has entered into various research collaborations, including with the Parker Institute for Cancer Immunotherapy, to advance the trial of neoepitope-based, personalized cancer therapy as part of the Tumor neoantigEn SeLection Alliance (“TESLA”) initiative.

Disease focused hotspot/‘off the shelf’ neoantigen therapies (ADXS-HOT)

Advaxis is creating a new group of immunotherapy constructs for major cancers that combines our optimized Lm Technology vector with promising targets to generate potent anti-cancer immunity. The ADXS-HOT program is a series of novel cancer immunotherapies that will target somatic mutations (“hotspots”), cancer testis antigens (“CTAs”) and oncofetal antigens (“OFAs”). These three types of targets form the basis of the ADXS-HOT program because they are designed to be more capable of generating potent, tumor specific, and high strength killer T cells, versus more traditional over-expressed native sequence TAAs. Most hotspot mutations and OFA/CTA proteins play critical roles in oncogenesis; targeting both at once could significantly impair cancer proliferation. The ADXS-HOT products will combine many of the potential high avidity targets that are expressed in all patients with the target disease into one “off-the-shelf”, ready to administer treatment. The ADXS-HOT technology has a strong Intellectual Property (“IP”) position, with potential protection into 2037, and an IP filing strategy providing for broad coverage opportunities across multiple disease platforms and combination therapies.

In July 2018, the Company announced that the U.S. Food and Drug Administration (FDA) allowed the Company’s IND application for its ADXS-HOT drug candidate for non-small cell lung cancer (NSCLC). Advaxis plans to have the first subject enrolled in this Phase 1/2 study in early 2019 with an anticipated readout of safety, tolerability and immune correlative data from the first cohort in the first half of 2019. Advaxis plans to file additional ADXS-HOT INDs in 2019, in prostate and bladder cancers.

Prostate Cancer (ADXS-PSA)

According to the American Cancer Society, prostate cancer is the second most common type of cancer found in American men and is the second leading cause of cancer death in men, behind only lung cancer. More than 160,000 men are estimated to be diagnosed with prostate cancer in 2018, with approximately 30,000 deaths each year. Unfortunately, in about 10 – 20% of cases, men with prostate cancer will go on to develop castration-resistant prostate cancer (“CRPC”), which refers to prostate cancer that progresses despite androgen deprivation therapy. Metastatic CRPC (“mCRPC”) occurs when the cancer spreads to other parts of the body and there is a rising prostate-specific antigen (“PSA”) level. This stage of prostate cancer has an average survival of 9-13 months, is associated with deterioration in quality of life, and has few therapeutic options available.

According to a data review published by MD Anderson Cancer Center in 2016, checkpoint inhibitor monotherapy has not shown significant activity in mCRPC to date. The authors hypothesize that may be due to the inability of the checkpoint inhibitor to infiltrate the tumor microenvironment, and that combination therapy with agents that induce T cell infiltration within the tumor may improve performance of checkpoints in prostate cancer. Recent data from the Keynote-199 trial in bone predominant-mCRCP patients treated with KEYTRUDA® (“pembrolizumab”) was presented at the 2018 ASCO Annual Meeting. In this trial, only 4 out of 60 patients (7%) had decrease PSA post-baseline, with only 1 case that was ≥50%. The total SD/disease stabilization rate was 37%.

Lm Technology constructs have been shown by multiple labs to reduce number and suppressive function of Tregs and MDSCs in the tumor microenvironment and cause the destruction of Tregs in the TME as soon as five days after dosing in models. This reduction of immune suppression in the tumors has been attributed to our proprietary tLLO -fusion peptides expressed by multiple copies of the plasmids in each bacteria. Advaxis feels that the combination of ADXS-PSA, our immunotherapy designed to target the PSA antigen, with a checkpoint inhibitor may provide an alternative treatment option for patients with mCRPC. Clinical benefit in prostate cancer could be a significant value creator to expand the Lm Technology platform into the prostate cancer market.

Advaxis has entered into a clinical trial collaboration and supply agreement with Merck to evaluate the safety and efficacy of ADXS-PSA as monotherapy and in combination with KEYTRUDA® (“pembrolizumab”), Merck’s anti PD-1 antibody, in a Phase 1/2, open-label, multicenter, dose determination and expansion trial in patients with previously treated metastatic, castration-resistant prostate cancer (Keynote-046). ADXS-PSA was tested alone or in combination with KEYTRUDA in an advanced and heavily pretreated patient population who had progressed on androgen deprivation therapy. A total of 13 and 37 patients were evaluated on monotherapy and combination therapy, respectively. For the ADXS-PSA monotherapy dose escalation and determination portion of the trial, cohorts were started at a dose of 1 x 109 cfu (n=7) and successfully escalated to higher dose levels of 5x109 cfu (n=3) and 1x1010 cfu (n=3) without achieving a maximum tolerated dose. Treatment emergent adverse events noted at these higher dose levels were generally consistent with those observed at the lower dose level (1 x 109 cfu) other than a higher occurrence rate of Grade 2/3 hypotension. The ADXS-PSA monotherapy dose-determination phase of the trial has been completed. The Recommended Phase II Dose (RP2D) of ADXS-PSA monotherapy was determined to be 1x 109 cfu based on a review of the totality of the clinical data. This dose was used in combination with 200mg of pembrolizumab in a cohort of six patients to evaluate the safety of the combination before moving into an expanded cohort of patients. The safety of the combination was confirmed and enrollment in the expansion cohort phase was initiated. Enrollment in this phase of the trial (n = 37) was completed in January 2017.

Updated data of this study in mCRPC patients treated with ADXS-PSA monotherapy (Part A) and in combination with pembrolizumab (Part B) were presented at the American Society of Clinical Oncology (ASCO) Annual Meeting in June 2018. At entry, Part A and Part B patients were similar in age (~70 yrs), Gleason score (~8.3), absence of visceral metastases (71% vs. 70%) and prior abiraterone use. Part B patients had higher median baseline PSA values (40.6 vs. 20.8 ng/ml), and more prior enzalutamide (53% vs. 26%) and chemotherapy (49% vs. 36%) use versus Part A patients. A total of 49 patients (98%) experienced treatment-related adverse events (TRAE), mainly chills, fever, nausea and hypotension. Five Part A and 13 Part B patients had grade 3-4 events: fatigue, hypotension, hypertension, anemia. Treatment-related adverse events (TRAEs) were mostly mild or moderate constitutional symptoms such as fever, chills, rigors, hypotension, nausea and fatigue, consistent with immune activation and manageable with standard care. One patient in the monotherapy arm was discontinued from the study due to a grade 4 TRAE related to cytokine release, which resolved within 24 hours using medical management. Overall, two Part A (14%) v 16 Part B patients (43%) had a decreased PSA post-baseline. Of these, seven Part B (22%) versus 0 Part A patients achieved a PSA reduction ≥50% from baseline. Part B patients had higher rates (56.8%) of stable disease/disease stabilization than Part A patients (38.5%). Part B patients had higher rates (27%) of stable disease than monotherapy patients (7.7%). In all treated patients, an improvement in survival was observed in Part B patients with ≥ 50% PSA declines from baseline versus those with < 50% PSA declines. In conclusion, in this population of heavily pretreated mCRPC pts, ADXS-PSA + pembrolizumab had a manageable safety profile (mostly grade 1-2 TRAEs) and showed a greater level of activity compared to monotherapy. The Company anticipates providing an update on this study during the first quarter of 2019.

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

In September 2018, the Company announced that it had granted a license to OS Therapies, LLC (“OS Therapies”) for the use of ADXS31-164, also known as ADXS-HER2, for evaluation in the treatment of osteosarcoma in humans. Under the terms of the license agreement, OS Therapies, in collaboration with the Children’s Oncology Group (COG), will be responsible for the conduct and funding of a clinical study evaluating ADXS-HER2 in recurrent, completely resected osteosarcoma. Pursuant to the agreement, Advaxis is to receive an upfront payment, reimbursement for product supply and other support, clinical, regulatory, and sales-based milestone payments, and royalties on future product sales. Additional details of the financial terms have not been disclosed.

Canine Osteosarcoma

On March 19, 2014, we entered into a definitive Exclusive License Agreement (the “Aratana Agreement”) with Aratana Therapeutics, Inc. (“Aratana”), where we granted Aratana an exclusive, worldwide, royalty-bearing license, with the right to sublicense, certain of our proprietary technology that enables Aratana to develop and commercialize animal health products that will be targeted for treatment of osteosarcoma and other cancer indications in animals. A product license request was filed by Aratana for ADXS-HER2 (also known as AT-014 by Aratana) for the treatment of canine osteosarcoma with the United States Department of Agriculture (“USDA”). Aratana received communication in December 2017 that the USDA granted Aratana conditional licensure for AT-014 for the treatment of dogs diagnosed with osteosarcoma, one year of age or older. Initially, Aratana plans to make the therapeutic available for purchase at approximately two dozen veterinary oncology practice groups across the United States who participate in the study. Aratana received communication in December 2017 that the USDA granted Aratana conditional licensure for AT-014 for the treatment of dogs diagnosed with osteosarcoma, one year of age or older. Aratana is currently conducting an extended field study which is a requirement for full USDA licensure. Initially, Aratana plans to make the therapeutic available for purchase at approximately two dozen veterinary oncology practice groups across the United States who participate in the study.

Under the terms of the Aratana Agreement, Aratana paid an upfront payment to Advaxis in the amount of $1,000,000 upon signing of the Aratana Agreement. Aratana will also pay Advaxis: (a) up to $36.5 million based on the achievement of milestone relating to the advancement of products through the approval process with the USDA in the United States and the relevant regulatory authorities in the European Union (“E.U.”) in all four therapeutic areas and up to an additional $15 million in cumulative sales milestones based on achievement of gross sales revenue targets for sales of any and all products for use in non-human animal health applications (the “Aratana Field”) (regardless of therapeutic area), and (b) tiered royalties starting at 5% and going up to 10%, which will be paid based on net sales of any and all products (regardless of therapeutic area) in the Aratana Field in the United States. Royalties for sales of products outside of the United States will be paid at a rate equal to half of the royalty rate payable by Aratana on net sales of products in the United States (starting at 2.5% and going up to 5%). Royalties will be payable on a product-by-product and country-by-country basis from first commercial sale of a product in a country until the later of (a) the 10th anniversary of first commercial sale of such product by Aratana, its affiliates or sub licensees in such country or (b) the expiration of the last-to-expire valid claim of our patents or joint patents claiming or covering the composition of matter, formulation or method of use of such product in such country. Aratana will also pay us 50% of all sublicense royalties received by Aratana and its affiliates. In fiscal year 2018, the Company received approximately $5,000 in royalty revenue from Aratana.

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

Intellectual Property

Protection of our intellectual property is important to our business. We have a robust and extensive patent portfolio that protects our product candidates and Lm -based immunotherapy technology. Currently, we own or have rights to over 400 patents and applications, which are owned, licensed from, or co-owned with University of Pennsylvania (“Penn”), Merck, National Institute of Health (“NIH”), and/or Augusta University. We continuously grow this portfolio by filing new applications to protect our ongoing research and development efforts. We aggressively prosecute and defend our patents and proprietary technology. Our patents and applications are directed to the compositions of matter, use, and methods thereof, of our Lm -LLO immunotherapies for our product candidates, including axalimogene filolisbac, ADXS-PSA, ADXS-NEO, ADXS-HOT, ADXS-HER2.

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

We have pending patent applications directed to our product candidates axalimogene filolisbac, ADXS-PSA, ADXS-HER2, ADXS-NEO and ADXS-HOT that, if issued would expire in the United States and in countries outside of the United States between 2020 and 2037. We have pending patent applications directed to methods of using of our product candidates axalimogene filolisbac, ADXS-DUAL, ADXS-PSA, ADXS-NEO, ADXS-HOT, ADXS-HER2 directed to the following indications and others: HPV-related cervical cancer, prostate cancer and her2/neu-expressing cancer, that, if issued would expire in the United States and in countries outside of the United States between 2020 and 2037, depending on the specific indications.

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

Expedited Programs for Serious Conditions

Four core FDA programs are intended to facilitate and expedite development and review of new drugs to address unmet medical need in the treatment of serious or life-threatening conditions: fast track designation, breakthrough therapy designation, accelerated approval, and priority review. We intend to avail ourselves of any and all of these programs as applicable to our products.

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

Collaborations, Partnerships and Agreements

Collaborations, partnerships and agreements are a key component of Advaxis’ corporate strategy. As a late stage biotechnology company without sales revenue, partnerships are an essential part of the ongoing strategy. Additionally, the evolution of the field of immunotherapy has resulted in combination treatments becoming ubiquitous; ongoing clinical studies and agreements with many of the leading, large oncology pharmaceutical companies helps validate that Lm Technology may play a key role in the cancer treatment protocols of the future.

Our collaborators and partners include Merck, Aratana, OS Therapies, Biocon, Global BioPharma, Knight, and others. For more information, see Note 9 to our financial statements.

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

Each of Advaxis’ wholly owned product candidates is manufactured using a platform process, with uniform methods and testing procedures. This allows for an accelerated pathway from construct discovery to clinical product delivery, while helping to keep cost of goods low. The Company intends to add new constructs to this standardized manufacturing process as its pipeline evolves.

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

Competition

The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and a high degree of competition. As a result, our actual or proposed immunotherapies could become obsolete before we recoup any portion of our related research and development expenses. While we believe that our product candidates, technology, knowledge and experience provide us with competitive advantages, we face competition from established and emerging pharmaceutical and biotechnology companies, among others. The biotechnology and biopharmaceutical industries are highly competitive, and this competition comes from both biotechnology firms and from major pharmaceutical companies, including: Aduro, BioNtech, Moderna, Gritstone, BMS, Inovio Pharmaceutical Inc., ISA Pharmaceuticals, AstraZeneca, Merck, Neon Therapeutics, Oncolytics Biotech Inc., Oncothyreon Inc., et al., each of which is pursuing cancer vaccines and/or immunotherapies.

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

Employees

As of October 31, 2018, we had 58 employees, all of which were full time employees, 48 of whom were engaged in research and development activities and 10 of whom were engaged in finance, business development, facilities, human resources and administrative support. Of our full-time employees, 16 hold Ph.D. degrees. None of our employees are represented by a labor union, and we consider our relationship with our employees to be good.

We will continue to rent necessary offices and laboratories to support our business.

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

Risks Related to Our Business, Industry and Strategy

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

We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the foreseeable future due to our substantial investment in research and development. As of October 31, 2018, we had an accumulated deficit of approximately $367.7 million and stockholders’ equity of approximately $24.1 million. We expect to spend substantial additional sums on the continued administration and research and development of proprietary products and technologies with no certainty that our immunotherapies will become commercially viable or profitable as a result of these expenditures. If we fail to raise a significant amount of capital, we may need to significantly curtail operations or cease operations in the near future. If any of our product candidates fail in clinical trials or does not gain regulatory approval, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

The successful development of immunotherapies is highly uncertain.

Successful development of immunotherapies is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Immunotherapies that appear promising in the early phases of development may fail to reach the market for several reasons including:

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

Success in preclinical and early clinical studies does not ensure that large-scale clinical studies will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. The length of time necessary to complete clinical studies and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly from one immunotherapy to the next and may be difficult to predict.

We are limited in our manufacturing, sales, marketing or distribution capability and we must rely upon third parties for such.

We currently have agreements with third party manufacturing facilities for production of many of our immunotherapies for research and development and testing purposes. While we have built our own manufacturing facility onsite in Princeton, New Jersey to manufacture clinical materials for some of our products, including ADXS-NEO, we depend on third-party manufacturers to supply most of our preclinical and clinical materials and will be reliant on a third-party manufacturer to produce axalimogene filolisbac on a commercial scale, should that product receive regulatory approval. Third-party manufacturers must be able to meet our deadlines as well as adhere to quality standards and specifications. Our predominant reliance on third parties for the manufacture of our drug substance, investigational new drugs and, in the future, any approved products, creates a dependency that could severely disrupt our research and development, our clinical testing, and ultimately our sales and marketing efforts if the source of such supply proves to be unreliable or unavailable. If our own manufacturing operation or any contracted manufacturing operation is unreliable or unavailable, we may not be able to manufacture clinical drug supplies of our immunotherapies, and our preclinical and clinical testing programs may not be able to move forward and our entire business plan could fail. If we are able to commercialize our products in the future, there is no assurance that our own manufacturing operation or any third-party manufacturers will be able to meet commercialized scale production requirements in a timely manner or in accordance with applicable standards or current GMP.

If we are unable to establish, manage or maintain strategic collaborations in the future, our revenue and drug development may be limited.

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

If we continue to enter into research and development collaborations at the early phases of drug development, our success will in part depend on the performance of our corporate collaborators. We will not directly control the amount or timing of resources devoted by our corporate collaborators to activities related to our immunotherapies and our collaborations may terminate at any time. Our corporate collaborators may not commit sufficient resources to our research and development programs or the commercialization, marketing or distribution of our immunotherapies. If any corporate collaborator fails to commit sufficient resources or terminate their collaborations with us, our preclinical or clinical development programs related to this collaboration could be delayed or terminated. For example, we had entered into a License and Collaboration Agreement, dated as of August 1, 2016 (the “Amgen Agreement”) pertaining to the development and commercialization of our ADXS-NEO program, whereby Amgen received an exclusive worldwide license to develop and commercialize the ADXS-NEO program and we and Amgen collaborated through a joint steering committee for the development and commercialization of ADXS-NEO and Amgen reimbursed us for certain research and development costs in support of the ADXS-NEO program. On December 10, 2018, we received a written termination notice from Amgen with respect to the Amgen Agreement. We will evaluate whether to re-partner the ADXS-NEO program, but the loss of the Amgen Agreement, could have an impact on our ability to timely complete our ADXS-NEO study and on our financial condition and results of operations.

Further, our collaborators may pursue existing or other development-stage products or alternative technologies in preference to those being developed in collaboration with us. Finally, if we fail to make required milestone or royalty payments to our collaborators or to observe other obligations in our agreements with them, our collaborators may have the right to terminate those agreements.

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

As of October 31, 2018, we had 58 employees, all of which were full time employees. Our ability to attract and retain highly skilled personnel is critical to our operations and expansion. We face competition for these types of personnel from other technology companies and more established organizations, many of which have significantly larger operations and greater financial, technical, human and other resources than we have. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. If we are not successful in attracting and retaining these personnel, or integrating them into our operations, our business, prospects, financial condition and results of operations will be materially adversely affected. In such circumstances we may be unable to conduct certain research and development programs, unable to adequately manage our clinical trials and other products, unable to commercialize any products, and unable to adequately address our management needs.

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

We are aware of certain investigational new drugs under development or approved products by competitors that are used for the prevention, diagnosis, or treatment of certain diseases we have targeted for drug development. Various companies are developing biopharmaceutical products that have the potential to directly compete with our immunotherapies even though their approach to may be different. The biotechnology and biopharmaceutical industries are highly competitive, and this competition comes from both biotechnology firms and from major pharmaceutical companies, including companies like: Gritstone, Moderna, Aduro Biotech, Agenus Inc., Inovio Pharmaceutical Inc., ISA Pharmaceuticals, BMS, Merck, Neon Therapeutics, Oncolytics Biotech Inc. and Oncothyreon Inc., among others, each of which is pursuing cancer vaccines and/or immunotherapies. Many of these companies have substantially greater financial, marketing, and human resources than we do (including, in some cases, substantially greater experience in clinical testing, manufacturing, and marketing of pharmaceutical products). We also experience competition in the development of our immunotherapies from universities and other research institutions and compete with others in acquiring technology from such universities and institutions.

In addition, certain of our immunotherapies may be subject to competition from investigational new drugs and/or products developed using other technologies, some of which have completed numerous clinical trials.

Risks Related to the Development and Regulatory Approval of Our Product Candidates

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

Even if we are successful in advancing a product candidate into the clinical development stage, before obtaining regulatory and marketing approvals, we must demonstrate through extensive human clinical trials that the product candidate is safe and effective for its intended use. Human clinical trials must be carried out under protocols that are acceptable to regulatory authorities and to the independent committees responsible for the ethical review of clinical studies. There may be delays in preparing protocols or receiving approval for them that may delay the start or completion of the clinical trials. In addition, clinical practices vary globally, and there is a lack of harmonization among the guidance provided by various regulatory bodies of different regions and countries with respect to the data that is required to receive marketing approval, which makes designing global trials increasingly complex. There are a number of additional factors that may cause our clinical trials to be delayed, prematurely terminated or deemed inadequate to support regulatory approval, such as:

●	safety issues up to and including patient death (whether arising with respect to trials by third parties for compounds in a similar class as tour product or product candidate), inadequate efficacy, or an unacceptable risk-benefit profile observed at any point during or after completion of the trials;

●	slower than expected rates of patient enrollment, which could be due to any number of factors, including failure of our third-party vendors, including our CROs, to effectively perform their obligations to us, a lack of patients who meet the enrollment criteria or competition from clinical trials in similar product classes or patient populations, or onerous treatment administration requirements;

●	the risk of failure of our clinical investigational sites and related facilities, including our suppliers, to maintain compliance with the FDA’s cGMP regulations or similar regulations in countries outside of the U.S., including the risk that these sites fail to pass inspections by the appropriate governmental authority, which could invalidate the data collected at that site or place the entire clinical trial at risk;

●	any inability to reach agreement or lengthy discussions with the FDA, equivalent regulatory authorities, or ethical review committees on trial design that we are able to execute;

●	changes in laws, regulations, regulatory policy or clinical practices, especially if they occur during ongoing clinical trials or shortly after completion of such trials; and

●	clinical trial record keeping or data quality and accuracy issues.

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

We may face legal claims involving stockholders, consumers, competitors, regulators and other parties. As described in “Legal Proceedings” in Part I Item 3 of this Form 10-K, we are engaged in legal proceedings. Litigation and other legal proceedings are inherently uncertain, and adverse rulings could occur, including monetary damages, or an injunction stopping us from engaging in business practices, or requiring other remedies, such as compulsory licensing of patents.

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

Our research and development expenses are subject to uncertainty.

Factors affecting our research and development expenses include, but are not limited to:

●	competition from companies that have substantially greater assets and financial resources than we have;

●	need for acceptance of our immunotherapies;

●	ability to anticipate and adapt to a competitive market and rapid technological developments;

●	ability to raise sufficient capital to fund our research and development activities;

●	amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

●	need to rely on multiple levels of outside funding due to the length of drug development cycles and governmental approved protocols associated with the pharmaceutical industry; and

●	dependence upon key personnel including key independent consultants and advisors.

There can be no guarantee that our research and development expenses will be consistent from period to period. We may be required to accelerate or delay incurring certain expenses depending on the results of our studies and the availability of adequate funding.

We may be required to suspend or discontinue clinical trials for a number of reasons, which could preclude approval of any of our product candidates.

Our clinical trials may be suspended at any time for a number of reasons. A clinical trial may be suspended or terminated by us, an IRB, the FDA or other regulatory authorities due to a failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, presentation or identification of unforeseen safety signals or issues, failure to demonstrate a benefit from using the investigational drug, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or for other business-related reasons. In addition, clinical trials for our product candidates could be suspended due to adverse side effects. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. We may also voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to patients or do not demonstrate clinical benefit. If we elect or are forced to suspend or terminate any clinical trial of any product candidates that we develop, the commercial prospects of such product candidates will be harmed and our ability to generate product revenues from any of these product candidates will be delayed or eliminated. Any of these occurrences may significantly harm our business, financial condition, results of operations and prospects.

Preliminary or interim results of a clinical trial are not necessarily predictive of future or final results.

Interim or preliminary data from clinical trials that we may conduct may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim or preliminary data. As a result, interim or preliminary data should be viewed with caution until the final data are available. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our proposed indications.

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

Our clinical trial operations are subject to regulatory inspections at any time. If regulatory inspectors conclude that we or our clinical trial sites are not in compliance with applicable regulatory requirements for conducting clinical trials, we may receive reports of observations or warning letters detailing deficiencies, and we will be required to implement corrective actions. If regulatory agencies deem our responses to be inadequate or are dissatisfied with the corrective actions we or our clinical trial sites have implemented, our clinical trials may be temporarily or permanently discontinued, we may be fined, we or our investigators may be precluded from conducting any ongoing or any future clinical trials, the government may refuse to approve our marketing applications or allow us to manufacture or market our products, and we may be criminally prosecuted.

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

There can be delays in obtaining U.S FDA and/or other necessary regulatory approvals in the United States and in countries outside the United States for any investigational new drug and failure to receive such approvals would have an adverse effect on the investigational new drug’s potential commercial success and on our business, prospects, financial condition and results of operations. The time required to obtain approval by the FDA and non-U.S. regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. For example, the FDA or non-U.S. regulatory authorities may disagree with the design or implementation of our clinical trials or study endpoints; or we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks. In addition, the FDA or non-U.S. regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials or the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or New Drug Application (“NDA”) or other submission or to obtain regulatory approval in the United States or elsewhere. The FDA or non-U.S. regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and the approval policies or regulations of the FDA or non-U.S. regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Although we have been granted FDA orphan drug designation for axalimogene filolisbac for use in the treatment of anal cancer, HPV-associated head and neck cancer, Stage II-IV invasive cervical cancer and for ADXS-HER2 for the treatment of osteosarcoma in the United States, as well as EMA orphan drug designation for axalimogene filolisbac for the treatment of anal cancer and for ADXS-HER2 for the treatment of osteosarcoma in the EU, and intend to continue to expand our designation for these uses where applicable, we may not receive the benefits associated with orphan drug designation. This may result from a failure to maintain orphan drug status or result from a competing product reaching the market that has an orphan designation for the same disease indication. Under U.S. rules for orphan drugs, if such a competing product reaches the market before ours does, the competing product could potentially obtain a scope of market exclusivity that limits or precludes our product from being sold in the United States for seven years. Even if we obtain exclusivity, the FDA could subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. A competitor also may receive approval of different products for the same indication for which our orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity.

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

We face an inherent risk of product liability exposure related to the testing of our immunotherapies in human clinical trials and will face an even greater risk if the approved products are sold commercially. An individual may bring a liability claim against us if one of the immunotherapies causes, or merely appears to have caused, an injury. If we cannot successfully defend ourselves against the product liability claim, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We are not currently marketing our product candidates; however, we are seeking commercial opportunities for axalimogene filolisbac. We cannot assure you that we will be able to commercialize it or any other candidate ourselves or find a commercialization partner or that we will be able to agree to acceptable terms with any partner to launch and commercialize our products.

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

In addition, we predominantly rely on a network of suppliers and vendors to manufacture our products. Should a regulatory authority make any significant findings on an inspection of our own operations or the operations of those companies, the ability for us to continue producing our products could be adversely impacted and further production could cease. Regulatory GMP requirements are extensive and can present a risk of injury or recall, among other risks, if not manufactured or labeled properly under GMPs.

Our potential revenues from the commercialization of our product candidates are subject to these and other factors, and therefore we may never reach or maintain profitability.

Even if we are successful in obtaining market approval, commercial success of any of our product candidates will also depend in large part on the availability of coverage and adequate reimbursement from third-party payers, including government payers such as the Medicare and Medicaid programs and managed care organizations, which may be affected by existing and future health care reform measures designed to reduce the cost of health care. Third-party payers could require us to conduct additional studies, including post-marketing studies related to the cost effectiveness of a product, to qualify for reimbursement, which could be costly and divert our resources. If government and other health care payers were not to provide adequate coverage and reimbursement levels for one any of our products once approved, market acceptance and commercial success would be reduced.

In addition, if one of our products is approved for marketing, we will be subject to significant regulatory obligations regarding product promotion, the submission of safety and other post-marketing information and reports and registration, and will need to continue to comply (or ensure that our third party providers comply) with cGMPs, and Good Clinical Practices (“GCP”), for any clinical trials that we conduct post-approval. In addition, there is always the risk that we or a regulatory authority might identify previously unknown problems with a product post-approval, such as adverse events of unanticipated severity or frequency. Compliance with these requirements is costly, and any failure to comply or other issues with our product candidates’ post-market approval could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Intellectual Property

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

Pursuant to the terms of our license agreement with Penn, which has been amended from time to time, we have acquired exclusive worldwide licenses for patents and patent applications related to our proprietary Listeria vaccine technology. The license provides us with the exclusive commercial rights to the patent portfolio developed at Penn as of the effective date of the license, in connection with Dr. Paterson and requires us to pay various milestone, legal, filing and licensing payments to commercialize the technology. As of October 31, 2018, we had $150,000 in outstanding payables to Penn. We can provide no assurance that we will be able to make all future payments due and owing thereunder, that such licenses will not be terminated or expire during critical periods, that we will be able to obtain licenses from Penn for other rights that may be important to us, or, if obtained, that such licenses will be obtained on commercially reasonable terms. The loss of any current or future licenses from Penn or the exclusivity rights provided therein could materially harm our business, financial condition and operating results.

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

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.

We are a clinical-stage biotechnology company. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have not generated any revenue from product sales to date, and we continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception.

We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If any of our product candidates fails in clinical studies or do not gain regulatory approval, or if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ (deficit) equity and working capital.

We will require additional capital to fund our operations and if we fail to obtain necessary financing we will not be able to complete the development and commercialization of our product candidates.

The research and development of our products has consumed substantial amounts of cash since inception. We expect to continue to invest in advancing the clinical development of our product candidates and to commercialize any product candidates for which we receive regulatory approval. As of October 31, 2018, we had cash and cash equivalents of $45.1 million. We will require additional capital for the further development of our product candidates. We are pursuing various ways to support our development efforts including debt and/or equity financing as well as targeting potential collaborators of our products.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products or product candidates or one or more of our other research and development initiatives. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	The progress, timing, costs and results of the clinical studies underway;
●	future clinical development plans we establish for our product candidates;

●	the number and characteristics of product candidates that we develop or may in-license;
●	the outcome, timing and cost of meeting regulatory requirements established by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;
●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;
●	the effect of competing technological and market developments;
●	the cost and timing of completion of commercial-scale outsourced manufacturing activities; and
●	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

Our auditor’s report includes a going concern paragraph.

Our auditor’s report on our financial statements for the year ended October 31, 2018 includes a going concern paragraph. The Company’s products that are being developed have not generated significant revenue. As a result, the Company has suffered recurring losses and requires significant cash resources to execute its business plans. These losses are expected to continue for an extended period of time. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

Historically, the major source of our cash has been from proceeds from various public and private offerings of our common stock. Management’s plans to mitigate an expected shortfall of capital, to support future operations, include raising additional funds. The actual amount of cash that it will need to operate is subject to many factors.

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

We have a material weakness in our internal control over financial reporting and our inability to remediate this weakness or otherwise implement and maintain effective internal control over financial reporting, or the inability of our independent registered public accounting firm to provide an unqualified report thereon, could have a material adverse effect on us.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting.

The annual assessment for fiscal year 2018 resulted in the identification of a material weakness that existed as of October 31, 2018, regarding the accounting for a derivative liability.

This material weakness could, among other things, adversely impact our ability to provide timely and accurate financial information or result in a misstatement of the account balances or disclosures that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected. The material weakness is described in greater detail in Item 9A, Disclosure Controls and Procedures.

A substantial majority of our authorized shares of common stock under our certificate of incorporation are either outstanding or reserved for issuance.

Our certificate of incorporation currently authorizes the issuance of 95,000,000 shares of common stock and 5,000,000 shares of preferred stock, par value $0.001 per share, for a total of 100,000,000 shares of capital stock. As of December 31, 2018, a total of 6,082,766 shares of common stock are reserved for issuance upon the exercise of outstanding stock options, a total of 340,467 shares of common stock are reserved for issuance for outstanding restricted stock units and a total of 500,937 shares of common stock are reserved for issuance in connection with future grants of stock options and/or future issuances of shares under our 2015 Stock Incentive Plan, as amended. In addition, as of December 31, 2018, we have 952,999 shares of our common stock are available for grant under the ESPP and we have outstanding warrants to purchase 14,169,542 shares of our common stock. After taking into account the total number of shares of common stock issued and outstanding, in addition to the aggregate number of shares of common stock reserved for future issuance as described above, approximately 3% of our authorized shares of common stock remain available to be issued as of December 31, 2018.

We currently intend to solicit the approval of our stockholders at our upcoming 2019 annual meeting of stockholders to increase the number of authorized shares. Absent the approval, we are left without sufficient authorized shares of common stock to pursue a variety of other business and financial objectives without further action of the stockholders (except when required by applicable law or regulation). As a result, a delay in securing, or a failure to secure, stockholder approval to amend our certificate of incorporation would seriously jeopardize the financial viability of the Company. Unless and until we attain the approval of our stockholders to increase the number of authorized shares, our ability to manage our capital needs is restricted which may have a material adverse effect on our business, results of operations and financial condition.

Additional authorized shares of common stock available for issuance may adversely affect the market price of our securities.

We are currently authorized to issue 95,000,000 shares of our common stock. As of December 31, 2018, we had 69,703,219 shares of our common stock issued and outstanding, excluding shares issuable upon exercise of our outstanding warrants, options, convertible promissory notes and shares of common stock earned but not yet issued under our director compensation program. Under our 2015 Employee Stock Purchase Plan, or ESPP, our employees can buy our common stock at a discounted price. To the extent the shares of common stock are issued, options and warrants are exercised or convertible promissory notes are converted, holders of our common stock will experience dilution. In the event of any future financing of equity securities or securities convertible into or exchangeable for, common stock, holders of our common stock may experience dilution. In addition, as of December 31, 2018 we had outstanding options to purchase 6,082,766 shares of our common stock at a weighted average exercise price of $6.74 per share and outstanding warrants to purchase 14,169,542 shares of our common stock (including the 14,166,666 warrants subject to anti-dilution protection); and 952,999 shares of our common stock are available for grant under the ESPP.

Risks Related to Ownership of our Securities

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

We are not currently in compliance with the continued listing requirements for NASDAQ. If the price of our common stock continues to trade below $1.00 per share for a sustained period or we do not meet other continued listing requirements, our common stock may be delisted from the NASDAQ Global Market, which could affect the market price and liquidity for our common stock and reduce our ability to raise additional capital.

Our common stock is listed on the NASDAQ Global Market. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share. On October 23, 2018, we received a written notice from NASDAQ indicating that we are not in compliance with the minimum bid price requirement for continued listing on the NASDAQ Global Market. We have until April 22, 2019 to regain compliance. We can regain compliance if at any time prior to April 22, 2019 the bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive business days.

If we fail to regain compliance with the minimum bid price requirement by April 22, 2019, we may apply to transfer to The NASDAQ Capital Market where we should be afforded an additional 180-day period to regain compliance provided that (i) we meet the applicable market value of publicly held shares requirement for continued listing and all other applicable requirements for initial listing on the NASDAQ Capital Market (except for the bid price requirement) based on our most recent public filings and market information and (ii) we notify NASDAQ of our intent to cure the bid price requirement deficiency prior to the completion of the second 180-day compliance period by effecting a reverse stock split, if necessary. We anticipate that will seek stockholder approval at our next annual meeting, in 2019, to grant discretionary authority to our board of directors to amend our certificate of incorporation to effect a reverse split of our outstanding shares of common stock within a range of one share of common stock for every ten shares of common stock to one share of common stock for every twenty shares of common stock, with the exact reverse split ratio to be decided and publicly announced by the board of directors prior to the effective time of the amendment to our certificate of incorporation. We intend to monitor the closing bid price of our common stock and consider our available options to resolve our noncompliance with the minimum bid price requirement. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or we will otherwise be in compliance with other NASDAQ listing criteria. If we fail to regain compliance with the minimum bid requirement or to meet the other applicable continued listing requirements for the NASDAQ Global Market in the future and NASDAQ determines to delist our common stock, the delisting could adversely affect the market price and liquidity of our common stock and reduce our ability to raise additional capital. In addition, if our common stock is delisted from NASDAQ and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on NASDAQ that has a market price of less than $5.00 per share, subject to certain exceptions).

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

We may be at an increased risk of securities litigation, which is expensive and could divert management attention.

The market price of our common stock may be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

Provisions of our certificate of incorporation, Bylaws and Delaware law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a shareholder might consider favorable. Such provisions may also prevent or frustrate attempts by our shareholders to replace or remove our management. In particular, the certificate of incorporation, Bylaws and Delaware law, as applicable, among other things; provide the Board of Directors with the ability to alter the Bylaws without shareholder approval and provide that vacancies on the Board of Directors may be filled by a majority of directors in office, and less than a quorum.

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

Item 3. Legal Proceedings.

The information required under this item is set forth in Note 10. Commitments and Contingencies – Legal Proceedings with this Form 10-K and is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Our Common stock and Related Shareholder Matters.

Our common stock is listed on the NASDAQ Global Select Market under the symbol “ADXS”.

We have not declared or paid any cash dividends on our common stock, and we do not anticipate declaring or paying cash dividends for the foreseeable future.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans at October 31, 2018:

Plan category	Number of shares of common stock to be issued on exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the previous columns)
Equity compensation plans approved by security holders
Options	4,951,049	$8.19	N/A
Restricted stock	489,270	N/A	N/A
Equity compensation plans not approved by security holders	-	-	-
Total	5,440,319	N/A	1,525,692	*

* Number of securities remaining can be utilized for either options or restricted stock.

ITEM 6. Selected Financial Data .

Not applicable.

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

Overview

Advaxis, Inc. (“Advaxis” or the “Company”) is a late-stage biotechnology Company focused on the discovery, development and commercialization of proprietary Lm Technology antigen delivery products based on a platform technology that utilizes live attenuated Listeria monocytogenes (“Lm”) bioengineered to secrete antigen/adjuvant fusion proteins. These Lm-based strains are believed to be a significant advancement in immunotherapy as they integrate multiple functions into a single immunotherapy by accessing and directing antigen presenting cells to stimulate anti-tumor T cell immunity, stimulate and activate the immune system with the equivalent of multiple adjuvants, and simultaneously reduce tumor protection in the Tumor Microenvironment (“TME”) to enable the T cells to attack tumor cells. The Company believes that Lm Technology immunotherapies can complement and address significant unmet needs in the current oncology treatment landscape. Specifically, their product candidates have the potential to optimize checkpoint performance, while having a generally well-tolerated safety profile, and most of their product candidates are immediately available for treatment with a low cost of goods. The Company’s passion for the clinical potential of Lm Technology is balanced by focus and fiscal discipline and driven towards increasing shareholder value.

Advaxis is focused on four program areas in various stages of clinical and pre-clinical development, which they believe will provide the greatest opportunity to have a significant impact on patients and their families:

●	Human Papilloma Virus (“HPV”)-associated cancers

●	Personalized neoantigen-directed therapies

●	Disease focused hotspot/‘off the shelf’ neoantigen-directed therapies

●	Prostate cancer

All four clinical program areas are anchored in the Company’s Lm TechnologyTM, a unique platform designed for its ability to safely and effectively target various cancers in multiple ways. As an intracellular bacterium, Lm is an effective vector for the presentation of antigens through both the Major Histocompatibility Complex (“MHC”) I and II pathways, due to its active phagocytosis by Antigen Presenting Cells (“APCs”). Within the APCs, Lm produces virulence factors which allow survival in the host cytosol and potently stimulate the immune system.

Results of Operations for the Year Ended October 31, 2018 Compared to the Year Ended October 31, 2017

Revenue

Revenue decreased $5.9 million to $6.1 million for the year ended October 31, 2018 compared to $12.0 million for the year ended October 31, 2017. The decrease was due to changes in the estimated performance period associated with upfront fees received from Amgen in conjunction with the collaboration agreement signed in August 2016.

Research and Development Expenses

We invest in research and development to advance our Lm technology through our pre-clinical and clinical development programs. Research and development expenses for the years ended October 31, 2018 and 2017 were categorized as follows (in thousands):

	Years Ended October 31,		Increase (Decrease)
	2018	2017	$	%

HPV-associated cancers	$24,272	$26,650	$(2,378)	(9)%
Personalized neoantigen-directed therapies	2,331	2,287	44	2
Hotspot mutation-based ‘off the shelf’ therapies	1,204	120	1,084	903
Prostate cancer	2,844	3,880	(1,036)	(27)
Other expenses	32,082	48,071	(15,989)	(33)
Partner reimbursements	(5,763)	(10,500)	4,737	(45)
Total research & development expense	$56,970	$70,508	$(13,538)	(19)%

Stock-based compensation expense included in research and development expense	$2,836	$5,648	$(2,812)	(50)%

HPV-associated cancers

The majority of the HPV-associated research and development costs include clinical trial and other related costs associated with our axalimogene filolisbac (AXAL) programs in cervical and head and neck cancers. HPV-associated costs for the year ended October 31, 2018 decreased approximately $2.4 million, or 9%, compared to the same period in 2017. The decrease resulted from the winding down of the GOG-0265 study, as well as the winding down of several studies that are transitioning into an Lm surveillance study (including our Fawcett study in anal cancer and our MEDI4736 study in combination with MedImmune’s investigational anti-PD-L1 immune checkpoint inhibitor, durvalumab). These decreases were partially offset by the expansion of the Phase 3 AIM2CERV trial into additional countries in early 2018.

Personalized neoantigen-directed therapies

Research and development costs associated with our personalized neoantigen-directed therapy (ADXS-NEO) of $2.3 million for the year ended October 31, 2018 were consistent with our costs associated with this program in fiscal year 2017. In June 2018, we announced the commencement of a Phase 1 trial with the dosing of the first patient with ADXS-NEO. ADXS-NEO is being evaluated in an open-label, dose-escalation, multicenter clinical trial in the United States. The study is open to patients with metastatic non-small cell lung cancer (NSCLC), metastatic microsatellite stable colon cancer and metastatic squamous head and neck cancer and is being developed in collaboration with Amgen, who provided reimbursement for certain research and development costs associated with conducting the clinical trial. In August 2016, we entered into a License and Collaboration Agreement, with Amgen (“Amgen Agreement”) pertaining to the development and commercialization of our ADXS-NEO program, whereby Amgen received an exclusive worldwide license to develop and commercialize the ADXS-NEO program and we and Amgen collaborated through a joint steering committee for the development and commercialization of ADXS-NEO and Amgen reimbursed us for certain research and development costs in support of the ADXS-NEO program. On December 10, 2018, we received a written termination notice from Amgen with respect to the Amgen Agreement. We are continuing to advance the program and anticipate having early biomarker, immunological and correlative data from the first cohort of the study during the first half of 2019.

Hotspot mutation-based ‘off the shelf’ therapies

Research and development costs associated with our hotspot mutation-based therapies for the year ended October 31, 2018 increased approximately $1.1 million to $1.2 million compared to the same period in 2017. The increase is attributable to the filing of an IND application for our ADXS-HOT drug candidate for non-small cell lung cancer and the startup costs associated with the initiation of the Phase 1/2 clinical trial. This is the first study initiated using our ADXS-HOT construct which we believe is applicable across several tumor types. We anticipate having safety and immune response on the first cohort of our first clinical trial using ADXS-HOT, during the first half of 2019.

Prostate cancer

Research and development costs associated with our prostate cancer therapy for the year ended October 31, 2018 decreased approximately $1.0 million, or 27%, compared to the same period in 2017. The decrease is attributable to the winding down of the Phase 2 study of our ADXS-PSA compound in combination with KEYTRUDA® (pembrolizumab), Merck’s humanized monoclonal antibody against PD-1. This study is transitioning into an Lm surveillance study and we anticipate providing an update on the clinical results of the Phase 2 portion of the study in the first half of 2019.

Other expenses

Other expenses include professional fees, laboratory costs and other internal and external costs associated with our research & development activities. Other expenses for the year ended October 31, 2018 decreased approximately $16.0 million, or 32%, compared to the same period in 2017. The decrease was primarily attributable to a decrease in laboratory costs, drug manufacturing process validation and drug stability studies supporting our Marketing Authorization Application (“MAA”) in Europe in fiscal year 2018 as the majority of the costs were incurred in fiscal year 2017 in support of the filing which occurred in February 2018. In addition, there was a decrease in salary related expenses, including stock compensation, and travel expenses resulting from a reduction in headcount.

Partner reimbursements

Partner reimbursements decreased approximately $4.7 million, or 45%, for the year ended October 31, 2018 compared to the same period in 2017. The decrease partially relates to a reduction of $1.7 million in reimbursements from Amgen in support of the ADXS-NEO program. Amgen reimbursements were $5.8 million for the year ended October 31, 2018 compared to approximately $7.5 million for the year ended October 31, 2017 which covered one year of reimbursements during the year ended October 31, 2018 as compared to reimbursements covering 15 months during the same period in 2017. On December 10, 2018, the Company received a written notice of termination of the license and collaboration agreement with (see Note 9 to our financial statements). In addition, in fiscal year 2017 the Company received $3.0 million from Stendhal for partner reimbursements supporting the AIM2CERV study, but in fiscal year 2018, the Company did not receive its reimbursement of $3.0 million. We are currently in arbitration proceedings with Stendhal (see Note 9 to our financial statements).

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs and stock-based compensation expense for employees included in our finance, legal and administrative organizations. Also included in general and administrative expenses are outside legal, professional services and facilities costs. General and administrative expenses for the years ended October 31, 2018 and 2017 were as follows (in thousands):

	Years Ended October 31,		Increase (Decrease)
	2018	2017	$	%

General and administrative expense	$19,472	$39,969	$(20,497)	(51)%

Stock-based compensation expense included in general and administrative expense	$4,147	$22,188	$(18,041)	(81)%

General and administrative expenses for the year ended October 31, 2018 decreased approximately $20.5 million, or (51)%, compared to the same period in 2017. The decrease is primarily attributable to a decrease in stock-based compensation of approximately $18.0 million related to the resignation of our Chief Executive Officer in July 2017, two Board members who did not seek re-election in March 2018, the elimination of stock-based compensation paid to public relations consultants and a reduction in headcount. In addition, there was a decrease to legal costs on general corporate matters and litigation settlements. These decreases were partially offset by an increase in write-offs of abandoned patent applications.

Changes in Fair Values

For the year ended October 31, 2018, the Company recorded non-cash income from changes in the fair value of the warrant liability of approximately $3.4 million. The decrease in the fair value of liability warrants resulting from a decrease in our share price from $0.85 at September 11, 2018 (the date the liability warrants were issued) to $0.56 at October 31, 2018.

For the year ended October 31, 2017, the Company recorded non-cash income from changes in the fair value of the warrant liability of approximately $20,000 due to the expiration of all the remaining the liability warrants.

Income Tax Benefit

During the year ended October 31, 2017, we recorded an income tax receivable of approximately $4.5 million from the sale of its state NOLs and research and development tax credits for the year ended October 31, 2016. Following the receipt of the NOL and research and development tax credit for the year ending October 31, 2016, we reached the limit under the NJ NOL program.

Liquidity and Capital Resources

Going Concern and Managements Plans

Similar to other development stage biotechnology companies, our products that are being developed have not generated significant revenue. As a result, the Company has suffered recurring losses and requires significant cash resources to execute its business plans. These losses are expected to continue for an extended period of time. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

Historically, our major sources of cash have comprised proceeds from various public and private offerings of our common stock, debt financings, option and warrant exercises, NOL tax sales, income earned on investments and grants, and interest income. From October 2013 through October 2018, we raised approximately $265 million in gross proceeds from various public and private offerings of our common stock. We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future. As of October 31, 2018 and 2017, we had an accumulated deficit of approximately $367.7 million and $301.1 million, respectively, and stockholders’ equity of approximately $24.1 million and $54.3 million, respectively.

As of December 31, 2018 and October 31, 2018, the Company had approximately $36.1 million and $45.1 million, respectively, in cash, restricted cash and cash equivalents. Management’s plans to mitigate an expected shortfall of capital, to support future operations, include raising additional funds. It is the belief of the Company that it expects to have sufficient capital to fund its obligations, as they become due, in the ordinary course of business until September 2019. The actual amount of cash that it will need to operate is subject to many factors. We have based this estimate on assumptions that may prove to be wrong, and we could use available capital resources sooner than currently expected. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amount of increased capital outlays and operating expenses associated with completing the development of our current product candidates.

We recognize that we will need to raise additional capital in order to continue to execute its business plan in the future. There is no assurance that additional financing will be available when needed or that we will be able to obtain financing on terms acceptable to us or whether we will become profitable and generate positive operating cash flow. If we are unable to raise sufficient additional funds, we will have to scale back our operations.

Cash Flows

Operating Activities

Net cash used in operating activities was approximately $62.1 million for the year ended October 31, 2018 compared to net cash used in operating activities of approximately $76.8 million for the year ended October 31, 2017. The decrease in the amount of cash used in operating activities was attributed to decreased spending associated with research and development and general and administrative activities, a reduction in headcount and an increase in proceeds received from the sale of our state NOLs and R&D tax credits of approximately $1.9 million.

Investing Activities

Net cash provided by investing activities was approximately $43.2 million for the year ended October 31, 2018 compared to net cash used in investing activities of approximately $12.5 million for the year ended October 31, 2017. During the year ended October 31, 2018, all of the Company’s remaining short-term investment securities matured and a portion of the proceeds were used to fund operating activities, while in the prior year, a portion of the matured short-term investment securities were re-invested. In addition, there was a reduction in property and equipment purchases in fiscal year 2018 of approximately $2.0 million as compared to the prior year. During fiscal year 2018, there were $1.4 million in legal costs associated with supporting of our intellectual property as compared to $1.2 million in fiscal year 2017.

Financing Activities

Net cash provided by financing activities was approximately $39.2 million for the year ended October 31, 2018 as compared to approximately $0.4 million for the year ended October 31, 2017. The increase resulted primarily from net proceeds of approximately $36.6 million from sales of 26,666,666 shares of our common stock in public offerings and approximately $2.7 million from the sale of 881,629 shares of our common stock in at-the-market transactions.

Off-Balance Sheet Arrangements

As of October 31, 2018, we had no off-balance sheet arrangements.

Critical Accounting Estimates

While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results could differ from those estimates and the differences could be material. The most significant estimates impact the following transactions, account balances or disclosures: revenue recognition, stock compensation, impairment of intangibles and income tax disclosures.

Revenue Recognition

The Company derives the majority of its revenue from patent licensing. In general, these revenue arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company. The intellectual property rights granted may be perpetual in nature, or upon the final milestones being met, or can be granted for a defined, relatively short period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for an additional minimum upfront payment. The Company recognizes licensing fees when there is persuasive evidence of a licensing arrangement, fees are fixed or determinable, delivery has occurred and collectability is reasonably assured.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company used the Monte Carlo valuation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the instrument could be required within 12 months of the balance sheet date.

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

Management has reviewed its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable and its carrying amount exceeds its fair value, which is based upon estimated undiscounted future cash flows. Net assets are recorded on the balance sheet for patents and licenses related to axalimogene filolisbac (AXAL), ADXS-NEO, ADXS-HOT, ADXS-PSA and ADXS-HER2 and other products that are in development. However, if a competitor were to gain FDA approval for a treatment before us or if future clinical trials fail to meet the targeted endpoints, the Company would likely record an impairment related to these assets. In addition, if an application is rejected or fails to be issued, the Company would record an impairment of its estimated book value.

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

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will classify as income tax expense any interest and penalties. The Company has no material uncertain tax positions for any of the reporting periods presented. The Company files tax returns in U.S. federal and state jurisdictions, including New Jersey, and is subject to audit by tax authorities beginning with the year ended October 31, 2014.

New Accounting Pronouncements

See Note 2 to our financial statements that discusses new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8: Financial Statements and Supplementary Data.

The information required by this Item 8 is incorporated by reference to our financial statements and the related notes and the report of our independent registered public accounting firm beginning at page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A: Controls and Procedures.

Assessment of the Effectiveness of Internal Controls over Financial Reporting

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework published in 2013. Based on its evaluation, our management concluded that our internal control over financial reporting was not effective as of the end of the period covered by this Annual Report on Form 10-K.

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer as to the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective because of the material weakness discussed below under “Managements Report On Internal Control Over Financial Reporting.

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

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. We cannot assure you that we will adequately remediate the material weakness or that additional material weaknesses in our internal controls will not be identified in the future. Any failure to maintain or implement required new or improved controls or any difficulties we encounter in their implementation could result in additional material weaknesses or could result in material misstatements in our financial statements.

The material weakness in our internal control over financial reporting as of October 31, 2018 was:

●	Complex and Non-routine Transactions — We did not maintain effective controls over the accounting for complex and non-routine transactions. Specifically, we did not utilize sufficient technical accounting capabilities related to complex and non-routine transactions with respect to the accounting for a derivative liability.

This material weakness resulted from the need to record a significant adjustment at year end, whereby the Company was required to record a derivative liability for the fair value of warrants issued in a capital raise transaction. This issue arose, since the provisions of the warrant agreement may require the Company to net cash settle, such warrants, should the holder of the instrument elect to exercise their conversion option for shares of common stock and, at the time of the election, the Company has not maintained an effective registration statement. This capital raise transaction occurred in the fourth quarter of the fiscal year 2018. Accounting treatment under these circumstances require liability treatment for instruments of this nature.

Remediation Efforts

We are in the process of developing certain remediation steps to address the previously disclosed material weakness discussed above and to improve our internal control over financial reporting. We expect to complete our remediation process by the end of the first quarter of fiscal 2019. The Company and the Board take the control and integrity of the Company’s financial statements seriously and believe that the remediation steps described below are essential to maintaining a strong internal control environment. The following remediation steps are among the measures that are being implemented by the Company:

Complex and Non-routine Transactions

●	Continued evaluation and enhancement of internal technical accounting capabilities augmented by the use of third-party advisors and consultants to assist with areas requiring specialized technical accounting expertise and reviewed by management.
●	Develop and implement technical accounting training, led by appropriate technical accounting experts, to enhance awareness and understanding of standards and principles related to relevant complex technical accounting topics.

We are committed to maintaining a strong internal control environment, and believe that these remediation actions will represent significant improvements in our controls. However, the identified material weakness in internal control over financial reporting will not be considered remediated until controls have been designed and/or controls are in operation for a sufficient period of time for our management to conclude that the material weakness has been remediated. Additional remediation measures may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting.

Marcum LLP, an independent registered public accounting firm, has audited the Financial Statements included in this Annual Report on Form l0-K and, as part of the audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting. See “Reports of Independent Registered Public Accounting Firm” included in this filing.

(c) Changes in Internal Control over Financial Reporting

During the quarter ended October 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Advaxis, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Advaxis, Inc. ’s (the “Company”) internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness described below, the Company has not maintained, in all material respects, effective internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified a material weakness in controls related to the company’s accounting for a derivative liability. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 financial statements, and this report does not affect our reported dated January 11, 2019, on those financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the balance sheets as of October 31, 2018 and 2017 and the related statements of operations, shareholders’ equity, and cash flows for the years then ended of the Company and our report dated January 11, 2019 includes an explanatory paragraph as to the Company’s ability to continue as a going concern.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

Marcum llp
New York, NY
January 11, 2019

Item 9B: Other Information.

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 11: Executive Compensation.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 13: Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 14: Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

PART IV

Item 15: Exhibits and Financial Statements Schedules.

(a) 1. Financial Statements.

For a list of the financial statements included herein, see Index to the Financial Statements on page F-1 of this Form 10-K.

2. Financial Statement Schedules.

No financial statement schedules have been submitted because they are not required or are not applicable or because the information required is included in the financial statements or the notes thereto.

3. List of Exhibits.

See the Exhibit Index in Item 15(b) below.

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

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on March 21, 2018. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on March 21, 2018.

3.10	Amended and Restated Bylaws. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-QSB filed with the SEC on September 13, 2006.

4.1	Form of Common Stock certificate. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on October 23, 2007.

4.2	Form of Common stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on August 31, 2011.

4.3	Form of Representative’s Warrant. Incorporated by reference to Exhibit 4.19 to Registration Statement on Form S-1/A (File No. 333-188637) filed with the SEC on September 27, 2013.

4.4	Form of Representative’s Warrant related to the Underwriting Agreement, dated as of March 31, 2014, by and between Advaxis, Inc. and Aegis Capital Group. Incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

4.5	Form of Warrant Agency Agreement, dated as of September 11, 2018 between Advaxis, Inc. and Continental Stock Transfer and Trust Company (and Form of Warrant contained therein), Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on September 11, 2018.

4.6	Form of Common Stock Warrant dated September 11, 2018 (included in Exhibit 4.5)

10.1	2004 Stock Option Plan of the registrant. Incorporated by reference to Exhibit 4.1 to Report on Form S-8 filed with the SEC on December 1, 2005.

10.2	2005 Stock Option Plan of the registrant. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on May 15, 2006.

10.3	License Agreement, between the Trustees of the University of Pennsylvania and the registrant dated as of June 17, 2002, as Amended and Restated on February 13, 2007. Incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-KSB filed with the SEC on February 13, 2007.

10.4	Amended and Restated 2009 Stock Option Plan of the registrant. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on April 30, 2010.

10.5	Second Amendment to the Amended and Restated Patent License Agreement between the registrant and the Trustees of the University of Pennsylvania dated as of May 10, 2010. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on June 3, 2010.

10.6	2011 Omnibus Incentive Plan of registrant. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on August 29, 2011.

10.7	Amendment No. 1 to the Advaxis, Inc. 2011 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on December 20, 2011.

10.8	Amendment No. 1, dated as of March 26, 2007, to the License Agreement, between the Trustees of the University of Pennsylvania and Advaxis, Inc. dated as of June 17, 2002, as amended and restated on February 13, 2007. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

10.9	Amendment No. 3, dated as of December 12, 2011, to the License Agreement, between the Trustees of the University of Pennsylvania and Advaxis, Inc. dated as of June 17, 2002, as amended and restated on February 13, 2007. Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

10.10	Amendment No. 1 to 2011 Omnibus Incentive Plan of registrant. Incorporated by reference to Annex B to DEF 14A Proxy Statement filed with the SEC on July 19, 2012.

10.11	Indemnification Agreement. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on August 20, 2013.

10.12 ‡	Employment Agreement between Advaxis, Inc. and Robert Petit, dated September 26, 2013. Incorporated by reference to Exhibit 10.70 to Registration Statement on Form S-1/A (File No. 333-188637) filed with the SEC on September 27, 2013.

10.13	Exclusive License and Technology Transfer Agreement by and between Advaxis, Inc. and Global BioPharma, Inc., dated December 9, 2013. Incorporated by reference to Exhibit 10.79 to Annual Report on Form 10-K/A filed with the SEC on February 6, 2014.

10.14‡	Amendment No. 1, dated as of December 19, 2013, to the Employment Agreement by and between Advaxis, Inc. and Robert G. Petit. Incorporated by reference to Exhibit 10.82 to Annual Report on Form 10-K/A filed with the SEC on February 6, 2014.

10.15	Distribution and Supply Agreement, dated as of January 20, 2014, by and between Advaxis, Inc. and Biocon, Limited. Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed with the SEC on March 17, 2014.

10.16	Exclusive License Agreement, dated March 19, 2014, by and between Advaxis, Inc. and Aratana Therapeutics, Inc. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

10.17‡	Amendment No. 2, dated as of June 5, 2014, to the Employment Agreement by and between Advaxis, Inc. and Robert G. Petit. Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

10.18	Clinical Trial Collaboration Agreement, dated July 21, 2014, by and between Advaxis, Inc. and MedImmune, LLC. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on September 9, 2014.

10.19	5th Amendment to the Amended & Restated License Agreement, dated July 25, 2014, by and between Advaxis, Inc. and University of Pennsylvania. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the SEC on September 9, 2014.

10.20	Amendment No. 2 to the Advaxis, Inc. 2011 Omnibus Incentive Plan, effective July 9, 2014. Incorporated by reference to Annex A to Current Report on Schedule 14A filed with the SEC on May 20, 2014.

10.21	Amended and Restated 2011 Omnibus Incentive Plan, dated September 8, 2014. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed with the SEC on September 9, 2014.

10.22	Master Services Agreement for Technical Transfer and Clinical Supply, dated February 5, 2014, by and between Advaxis, Inc. and SynCo Bio Partners B.V. Incorporated by reference to Exhibit 10.1 to Current Report to Form 8-K filed with the SEC on February 11, 2014.

10.23	Clinical Trial Collaboration and Supply Agreement by and between Advaxis, Inc. and Merck & Co. dated August 22, 2014. Incorporated by reference to Exhibit 10.101 to Annual Report on Form 10-K filed with the SEC on January 6, 2015

10.24‡	Amendment No. 3, dated as of April 17, 2015, to the Employment Agreement by and between Advaxis, Inc. and Robert G. Petit. Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed with the SEC on June 15, 2015.

10.25	Exclusive License Agreement, dated August 25, 2015, by and between Advaxis, Inc. and Knight Therapeutics, Inc. Incorporated by reference to Exhibit 10.57 to Annual Report on Form 10-K filed with the SEC on January 8, 2016.

10.26‡	Amendment No. 4, dated as of December 31, 2015, to the Employment Agreement by and between Advaxis, Inc. and Robert G. Petit. Incorporated by reference to Exhibit 10.58 to Annual Report on Form 10-K filed with the SEC on January 8, 2016.

10.27	Co-Development and Commercialization Agreement between Advaxis, Inc. and Especificos Stendhal SA de CV dated February 3, 2016. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on February 26, 2016.

10.28‡	Separation Agreement and General Release, dated July 6, 2017, between Advaxis, Inc. and Daniel J. O’Connor. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 7, 2017.

10.29	2015 Incentive Plan of registrant. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on April 7, 2015.

10.30‡

Separation Agreement and General Release, dated April 23, 2018, between Advaxis, Inc. and Anthony Lombardo. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on April 23, 2018.

10.31‡	Employment Agreement between Advaxis, Inc. and Molly Henderson, dated June 6,2018. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on June 6, 2018.

14.1	Code of Business Conduct and Ethics dated July 9, 2014. Incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K filed with the SEC on July 10, 2014.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

‡	Denotes management contract or compensatory plan or arrangement.

ITEM 16. Form 10-K Summary

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Princeton, Mercer County, State of New Jersey, on this 11th day of January, 2019.

ADVAXIS, INC.

By:	/s/ Kenneth Berlin
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth Berlin and Molly Henderson (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	Title	DATE

/s/ Kenneth Berlin
Kenneth Berlin	President, Chief Executive Officer and Director	January 11, 2019
(Principal Executive Officer)

/s/ Molly Henderson
Molly Henderson	Chief Financial Officer, Executive Vice President	January 11, 2019
(Principal Financial and Accounting Officer)

/s/ David Sidransky
David Sidransky	Chairman of the Board	January 11, 2019

/s/ James Patton
James Patton	Vice Chairman of the Board	January 11, 2019

/s/ Richard Berman
Richard Berman	Director	January 11, 2019

/s/ Samir Khleif
Samir Khleif	Director	January 11, 2019

/s/ Roni Appel
Roni Appel	Director	January 11, 2019

ADVAXIS, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Advaxis, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Advaxis, Inc. (the “Company”) as of October 31, 2018 and 2017, the related statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended October 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of October 31, 2018, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated January 11, 2019, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of a material weakness.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2012.

New York, NY

January 11, 2019

ADVAXIS, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	October 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$44,141	$23,900
Restricted cash	977	587
Short-term investment securities	-	46,398
Income tax receivable	-	4,453
Deferred expenses	2,072	2,986
Prepaid expenses and other current assets	3,275	2,919
Total current assets	50,465	81,243

Property and equipment (net of accumulated depreciation)	6,684	7,111
Intangible assets (net of accumulated amortization)	4,838	4,857
Other assets	280	431

Total assets	$62,267	$93,642

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,646	$5,121
Accrued expenses	6,185	8,700
Deferred revenue	4,476	6,995
Common stock warrant liability	6,517	-
Other current liabilities	48	48
Total current liabilities	22,872	20,864

Deferred revenue	14,189	17,479
Other liabilities	1,155	1,039
Total liabilities	38,216	39,382

Commitments and contingencies – Note 10

Shareholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; Series B Preferred Stock; 0 shares issued and outstanding at October 31, 2018 and 2017. Liquidation preference of $0 at October 31, 2018 and 2017.	-	-
Common stock - $0.001 par value; 95,000,000 shares authorized, 69,556,452 shares issued and outstanding at October 31, 2018 and 41,206,538 shares issued and outstanding at October 31, 2017.	70	41
Additional paid-in capital	391,638	355,361
Accumulated deficit	(367,657)	(301,142)
Total shareholders’ equity	24,051	54,260
Total liabilities and shareholders’ equity	$62,267	$93,642

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended October 31,
	2018	2017

Revenue	$6,063	$12,031

Operating expenses:
Research and development expenses	56,970	70,508
General and administrative expenses	19,472	39,969
Total operating expenses	76,442	110,477

Loss from operations	(70,379)	(98,446)

Other income (expense):
Interest income	577	670
Net changes in fair value of derivative liabilities	3,400	20
Other expense	(63)	(82)
Net loss before income tax benefit	(66,465)	(97,838)

Income tax expense (benefit)	50	(4,403)

Net loss	$(66,515)	$(93,435)

Net loss per common share, basic and diluted	$(1.29)	$(2.31)

Weighted average number of common shares outstanding, basic and diluted	51,522,361	40,527,844

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at October 31, 2016	-	$-	40,057,067	$40	$327,099	(16,020)	$(130)	$(207,707)	$119,302
Stock based compensation			1,030,507	1	27,865				27,866
Tax withholdings paid related to net share settlement of equity awards					(357)				(357)
Tax withholdings paid on equity awards					(997)	(128,613)	(881)		(1,878)
Tax shares sold to pay for tax withholdings on equity awards					843	144,633	1,011		1,854
Common stock issued upon exercise of warrants			225		1				1
Issuance of shares to employees under ESPP Plan			26,594		251				251
Advaxis at-the-market sales			92,145		656				656
Net Loss								(93,435)	(93,435)
Balance at October 31, 2017	-	$-	41,206,538	$41	$355,361	-	$-	$(301,142)	$54,260
Stock based compensation			762,448	1	7,027				7,028
Tax withholdings paid related to net share settlement of equity awards					(87)				(87)
Tax withholdings paid on equity awards					(474)				(474)
Tax shares sold to pay for tax withholdings on equity awards					460				460
Issuance of shares to employees under ESPP Plan			39,171		50				50
Advaxis at-the-market sales			881,629	1	2,658				2,659
Advaxis public offerings			26,666,666	27	26,643				26,670
Net Loss								(66,515)	(66,515)
Balance at October 31, 2018	-	$-	69,556,452	$70	$391,638	-	$-	$(367,657)	$24,051

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

STATEMENT OF CASH FLOWS

(In thousands, except share and per share data)

	Year Ended October 31,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(66,515)	$(93,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	6,983	27,836
Employee stock purchase plan expense	7	80
Gain on change in value of warrants	(3,400)	(20)
Loss on disposal of property and equipment	614	3
Write-off of intangible assets	1,047	315
Depreciation expense	1,113	791
Amortization expense of intangible assets	388	330
Net (accretion) amortization of premiums and discounts	(6)	184
Change in operating assets and liabilities:
Prepaid expenses and other current assets	683	(1,972)
Income taxes receivable	4,453	(1,903)
Other assets	151	1,325
Accounts payable and accrued expenses	(1,954)	1,160
Deferred revenue	(5,809)	(11,781)
Other liabilities	116	245
Net cash used in operating activities	(62,129)	(76,842)

INVESTING ACTIVITIES
Restricted cash established with letter of credit agreement	(390)	(587)
Purchases of investments	(12,487)	(71,177)
Proceeds from maturities of short-term investment securities	58,891	63,930
Purchase of property and equipment	(1,425)	(3,449)
Cost of intangible assets	(1,416)	(1,173)
Net cash provided by (used in) investing activities	43,173	(12,456)

FINANCING ACTIVITIES
Net proceeds of issuance of common stock and warrants	39,246	656
Proceeds from the exercise of warrants	-	1
Proceeds from employee stock purchase plan	52	171
Tax withholdings paid related to net share settlement of equity awards	(87)	(357)
Employee tax withholdings paid on equity awards	(474)	(1,878)
Tax shares sold to pay for employee tax withholdings on equity awards	460	1,854
Net cash provided by financing activities	39,197	447
Net increase (decrease) in cash and cash equivalents	20,241	(88,851)
Cash and cash equivalents at beginning of year	23,900	112,751
Cash and cash equivalents at end of year	$44,141	$23,900

The accompanying notes should be read in conjunction with the financial statements.

Supplemental Disclosures of Cash Flow Information

	Year Ended October 31,
	2018	2017
Cash paid for taxes	$50	$50

Supplemental Schedule of Noncash Investing and Financing Activities

	Year Ended October 31,
	2018	2017
Accounts payable and accrued expenses settled with common stock	$-	$75
Property and equipment included in accounts payable and accrued expenses	$-	$66

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Advaxis, Inc. (“Advaxis” or the “Company”) is a late-stage biotechnology company focused on the discovery, development and commercialization of proprietary Listeria monocytogenes (“Lm”) based antigen delivery products. The Company is using its Lm platform directed against tumor-specific targets in order to engage the patient’s immune system to destroy tumor cells. Through a license from the University of Pennsylvania, Advaxis has exclusive access to this proprietary formulation of attenuated Lm called Lm Technology. Advaxis’ proprietary approach deploys a unique mechanism of action that redirects the immune system to attack cancer cells in three distinct ways:

●	Alerting and training the immune system by activating multiple pathways in antigen-presenting cells (“APCs”) with the equivalent of multiple adjuvants;

●	Attacking the tumor by generating a strong, cancer-specific T cell response; and

●

Breaking down tumor protection through suppression of the protective cells in the tumor microenvironment (“TME”) that shields the tumor from the immune system. This enables the activated T cells to begin working to attack the tumor cells.

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

Going Concern and Managements Plans

The Company’s products that are being developed have not generated significant revenue. As a result, the Company has suffered recurring losses and requires significant cash resources to execute its business plans. These losses are expected to continue for an extended period of time. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

Historically, our major sources of cash have comprised proceeds from various public and private offerings of our common stock, option and warrant exercises, and interest income. From October 2013 through October 2018, the Company raised approximately $265 million in gross proceeds from various public and private offerings of our common stock.

As of December 31, 2018 and October 31, 2018, the Company had approximately $36.1 million and $45.1 million, respectively, in cash, restricted cash and cash equivalents. Management’s plans to mitigate an expected shortfall of capital, to support future operations, include raising additional funds. The actual amount of cash that it will need to operate is subject to many factors.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used when accounting for such items as the fair value and recoverability of the carrying value of property and equipment and intangible assets (patents and licenses), deferred expenses and deferred revenue, the fair value of options, warrants and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, based on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results may or may not differ from estimates.

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

Revenue Recognition

The Company has derived the majority of its revenue from patent licensing and research and development services associated with patent licensing. In general, these revenue arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company. The intellectual property rights granted may be perpetual in nature, or upon the final milestones being met, or can be granted for a defined, relatively short period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for an additional minimum upfront payment. The Company recognizes licensing fees when there is persuasive evidence of a licensing arrangement, fees are fixed or determinable, delivery has occurred and collectability is reasonably assured.

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

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts (checking) that at times exceed federally insured limits. Approximately $43.8 million is subject to credit risk at October 31, 2018. However, these cash balances are maintained at creditworthy financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Restricted Cash and Letter of Credit

During July 2017 and January 2018, the Company established two letters of credit with a financial institution as security for the purchase of custom equipment and as security for application fees associated with the Company’s Marketing Authorization Application (“MAA”) in Europe. The letters of credit are collateralized by cash which is unavailable for withdrawal or for usage for general obligations. No amount is outstanding under either letter of credit as of October 31, 2018.

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

A decline in the market value of any investment security below cost, that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to operations and a new cost basis for the security is established. Other-than-temporary impairment charges are included in Other Income (Expense), net. The Company did not recognize any impairment charges during the years ended October 31, 2018 or 2017. Interest income is recognized when earned.

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

	As of October 31,
	2018	2017
Warrants	14,169,542	3,092,935
Stock options	4,951,049	3,893,558
Restricted stock units	489,270	1,363,119
Total	19,609,861	8,349,612

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company used the Monte Carlo valuation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the instrument could be required within 12 months of the balance sheet date.

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

Recent Accounting Standards

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU, No. 2016-02, Leases (Topic 842), which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than 12 months. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, including a number of optional practical expedients that entities may elect to apply. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, an update which provides another transition method, in addition to the existing modified retrospective transition method, by allowing entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact of adopting ASU 2016-02 on the Company’s financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. This ASU is not expected to have a material impact on the Company’s financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This Update is the final version of Proposed ASU 2016-360—Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting, which has been deleted. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. This ASU is not expected to have a material impact on the Company’s financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted, but no earlier than our adoption of ASC 606. This ASU is not expected to have a material impact on the Company’s financial statements.

Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers.

Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”); Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842) (“ASU 2017-13”); and ASU 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606) (“ASU 2017-14”). The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-13 and ASU 2017-14 with ASU 2014-09 (collectively, the “new revenue standards”). The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption.

The Company has completed its assessment of the impact that the standard will have on revenue recognition. The Company has reviewed contracts for all material revenue streams and assessed potential impacts on the Company’s financial statements, results of operations, cash flows, disclosures, and internal controls over financial reporting. The Company currently recognizes most of its revenue over time. Management has determined that this will remain materially consistent upon adoption of the new standard and no adjustment to the Company’s financial position, results of operations, or cash flows will be necessary upon adoption. Additionally, the Company will make additional disclosures related to the revenues arising from contracts with customers as required by the new standard. The Company has adopted this guidance effective November 1, 2019 using the modified retrospective approach.

In August 2014, the FASB issued ASU No. 2014-15, Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, ending after December 15, 2016. The Company adopted this standard effective for the year ending October 31, 2017. There was no impact on the Company’s financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Equity from Liabilities (Topic 480) and Derivatives and Hedging (Topic 815) (“ASU 2017-11”), which addresses the complexity of accounting for certain financial instruments with down round features and finalizes pending guidance related to mandatorily redeemable noncontrolling interests. Under ASU 2017-11, when determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU 2017-11 becomes effective for annual reporting periods beginning after December 15, 2018, including interim periods thereafter; early adoption is permitted, including adoption in an interim period. The Company early adopted this standard utilizing the modified retrospective method, which is defined in ASU 2017-11 as, “retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s).” Since the Company didn’t have any financial instruments with a down round feature as of November 1, 2017, the beginning of the fiscal year of adoption, the adoption of this standard did not have an impact on the Company’s financial statements.

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808)—Clarifying the Interaction between Topic 808 and Topic 606” (“ASU 2018-18”). The amendments in ASU 2018-18 make targeted improvements to generally accepted accounting principles (GAAP) for collaborative arrangements by clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. In addition, unit-of-account guidance in Topic 808 was aligned with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The amendments in this Update should be applied retrospectively to the date of initial application of Topic 606. The Company has adopted this guidance effective November 1, 2018 using the modified retrospective approach. There was no impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying financial statements.

3. INVESTMENTS

The following table summarizes the Company’s investment securities at amortized cost as of October 31, 2017 (in thousands):

	October 31, 2017
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Short-term investments:
Certificates of Deposit	$11,391	$-	$-	$11,391
Domestic Governmental Agency Loans	500	-	-	500
U.S Treasury Notes	34,507	-	25	34,482
Total short-term investment securities	$46,398	$-	$25	$46,373

As of October 31, 2018, all of the Company’s short-term investment securities have matured.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	October 31,
	2018	2017
Leasehold improvements	$2,321	$2,168
Laboratory equipment	5,510	4,381
Furniture and fixtures	746	729
Computer equipment	409	395
Construction in progress	17	645
Total property and equipment	9,003	8,318
Accumulated depreciation and amortization	(2,319)	(1,207)
Net property and equipment	$6,684	$7,111

Depreciation expense for the years ended October 31, 2018 and 2017 was approximately $1.1 million and $0.8 million, respectively. Laboratory equipment having a net book value of approximately $614,000 and $3,000 was disposed and was charged to research and development expenses in the statement of operations for the years ended October 31, 2018 and 2017, respectively.

5. INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	October 31,
	2018	2017
Patents	$5,970	$5,727
License	777	777
Software	117	109
Total intangibles	6,864	6,613
Accumulated amortization	(2,026)	(1,756)
Net intangible assets	$4,838	$4,857

The expirations of the existing patents range from 2018 to 2038 but the expirations can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. Patent applications having a net book value of approximately $1.0 million and $0.3 million and were abandoned and were charged to general and administrative expenses in the statement of operations for the years ended October 31, 2018 and 2017, respectively. Intangible asset amortization expense that was charged to general and administrative expense in the statement of operations was approximately $0.4 million and $0.3 million for the years ended October 31, 2018 and 2017, respectively.

At October 31, 2018, the estimated amortization expense by fiscal year based on the current carrying value of intangible assets is as follows (in thousands):

2019	$392
2020	376
2021	356
2022	356
2023	356
Thereafter	3,002
Total	$4,838

6. ACCRUED EXPENSES:

The following table represents the major components of accrued expenses (in thousands):

	October 31,
	2018	2017
Salaries and other compensation	$2,035	$2,653
Vendors	3,660	2,812
Professional fees	490	3,235
Total accrued expenses	$6,185	$8,700

7. COMMON STOCK PURCHASE WARRANTS AND WARRANT LIABILITY

Warrants

A summary of warrant activity was as follows (In thousands, except share and per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value
Outstanding and exercisable warrants at October 31, 2016	3,110,575	$5.04	1.91	$9,558
Exercised	(225)	5.00
Expired	(17,955)	11.43
Outstanding and exercisable warrants at October 31, 2017	3,092,395	$5.00	.92	$-
Issued	14,166,666	1.50
Expired	(3,089,519)	5.00
Outstanding and exercisable warrants at October 31, 2018	14,169,542	$1.50	5.87	$-

At October 31, 2018, the Company had 2,876 of its total 14,169,542 outstanding warrants classified as equity (equity warrants). At October 31, 2017, the Company had all of its total 3,092,395 outstanding warrants classified as equity warrants. At issuance, equity warrants are recorded at their relative fair values, using the Relative Fair Value Method, in the shareholders equity section of the balance sheet.

Warrant Liability

At October 31, 2018, the Company had 14,166,666 of its total 14,169,542 outstanding warrants classified as liabilities (liability warrants). These warrants contain a down round feature, except for exempt issuances as defined in the warrant agreement, in which the exercise price would immediately be reduced to match a dilutive issuance of common stock, options, convertible securities and changes in option price or rate of conversion. As of October 31, 2018, the down round feature was not triggered. The warrants require liability classification as the warrant agreement requires the Company to maintain an effective registration statement and does not specify any circumstances under which net cash settlement would be permitted or required. As a result, net cash settlement is assumed and liability classification is warranted. For these liability warrants, the Company utilized the Monte Carlo Model to calculate the fair value of these warrants at issuance and at each subsequent reporting date. During the year ended October 31, 2018, 14,166,666 warrants were issued at an exercise price of $1.50 with a term of six years. The warrants were valued at approximately $9.9 million on the September 11, 2018 issuance using the Monte Carlo Model. In determining the fair warrant of the warrants issued on September 11, 2018, the Company used the following inputs in its Monte Carlo Model. Exercise price $0.85, stock price $1.50, expected term 6 years, volatility 99.21% and risk free interest rate 2.91%.

At October 31, 2017, the Company had no outstanding warrants classified as liability warrants as the remaining liability warrants expired. The warrants required liability classification as the warranted contained a cash settlement provision in the event of a fundamental transaction. For the liability warrants that expired during the year ended October 31, 2017, the Company utilized the Black-Scholes Model to calculate the fair value of these warrants at issuance and at each subsequent reporting date.

At October 31, 2018 and October 31, 2017, the fair value of the warrant liability was approximately $6.5 million and $0, respectively. For the years ended October 31, 2018 and 2017, the Company reported income of approximately $3.4 million and $20,000, respectively, due to changes in the fair value of the warrant liability.

In measuring the warrant liability at October 31, 2018, the Company used the following inputs in its Monte Carlo Model:

October 31 ,2018
Exercise Price	$1.50
Stock Price	$0.56
Expected Term	5.87 years
Volatility %	97.47%
Risk Free Rate	3.03%

8. SHARE BASED COMPENSATION

The following table summarizes share-based compensation expense included in the statement of operations by expense category for the years ended October 31, 2018 and 2017 (in thousands):

	Year Ended October 31,
	2018	2017
Research and development	$2,836	$5,648
General and administrative	4,147	22,188
Total	$6,983	$27,836

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

At the Annual Meeting of Stockholders of the Company held on April 5, 2017, the stockholders ratified and approved an amendment to the 2015 Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan from 4,600,000 shares to 6,100,000 shares. The amendment also included a provision that provides for pre-defined annual increases in the number of shares available for issuance under the Plan equal to the lesser of: (i) 5% of the total number of shares of common stock outstanding, (ii) 2,500,000, or (iii) a lesser number determined by the Board of Directors. On January 1, 2018, 2,066,147 shares, or 5% of the total number of shares of common stock outstanding, were added to the 2015 Plan.

At the Annual Meeting of Stockholders of the Company held on March 21, 2018, the stockholders ratified and approved an amendment to the Company’s Certificate of Incorporation to increase the total number of authorized shares of common stock from 65,000,000 shares of common stock to 95,000,000 shares of common stock. As of October 31, 2018, there were 1,525,692 shares available for issuance under the 2015 Plan.

Restricted Stock Units (RSUs)

A summary of the Company’s RSU activity and related information for the year ended October 31, 2018 and 2017 is as follows:

	Number of RSU’s	Weighted-Average Grant Date Fair Value
Balance at October 31, 2016:	719,448	$10.77
Granted	1,632,134	7.90
Vested	(877,383)	9.15
Cancelled	(111,080)	8.74
Balance at October 31, 2017	1,363,119	$8.54
Granted	409,950	1.97
Vested	(808,097)	7.71
Cancelled	(475,702)	8.23
Balance at October 31, 2018	489,270	$4.69

The fair value of the RSUs as of the respective vesting dates was approximately $1.6 million and $6.0 million for the years ended October 31, 2018 and 2017 respectively.

As of October 31, 2018, there was approximately $1.7 million of unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a remaining weighted average vesting period of approximately 1.45 years.

As of October 31, 2018, the aggregate intrinsic value of non-vested RSUs was approximately $275,000.

Employee Stock Awards

Common stock issued to executives and employees related to vested incentive retention awards, employment inducements, management purchases and employee excellence awards totaled 733,105 shares (687,448 shares on a net basis after employee taxes) and 878,948 shares (834,600 shares on a net basis after employee taxes) during the years ended October 31, 2018 and 2017, respectively. Total stock compensation expense associated with these awards for the years ended October 31, 2018 and 2017 was approximately $3.1 million and $8.9 million, respectively.

Included in compensation expense for the year ended October 31, 2018 was approximately $0.1 million and $0.3 million, respectively, recognized as a result of the modification of certain RSU’s associated with the resignation of the Company’s Chief Financial Officer in April 2018 and Chief Operating Officer in June 2018. Pursuant to the separation agreements, the vesting was accelerated on all of the outstanding RSU’s.

Director Stock Awards

During the years ended October 31, 2018 and 2017, common stock issued to the Directors for compensation related to board and committee membership was 75,000 shares and 30,000 shares, respectively. During the years ended October 31, 2018 and 2017, total stock compensation expense to the Directors was $0.2 million and $0.4 million, respectively.

Stock Options

A summary of changes in the stock option plan for the years ended October 31, 2018 and 2017 is as follows (In thousands, except share and per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value
Outstanding as of October 31, 2016	3,351,795	$13.31	7.82	$62
Granted	556,952	7.71
Cancelled or expired	(15,189)	14.07
Outstanding as of October 31, 2017	3,893,558	$12.51	5.72	$-
Granted	2,518,060	2.06
Cancelled or expired	(1,460,569)	9.14
Outstanding as of October 31, 2018	4,951,049	$8.19	6.56	$-
Vested and exercisable at October 31, 2018	2,827,171	$8.19	4.38	$-

The following table summarizes information about the outstanding and exercisable options at October 31, 2018:

Options Outstanding					Options Exercisable
		Weighted	Weighted			Weighted	Weighted
		Average	Average			Average	Average
Exercise	Number	Remaining	Exercise	Intrinsic	Number	Remaining	Exercise	Intrinsic
Price Range	Outstanding	Contractual	Price	Value	Exercisable	Contractual	Price	Value
$0.60 - $4.99	2,037,108	9.53	$1.97	$-	165,834	7.27	$3.22	$-
$5.00 - $9.99	526,029	5.20	$7.98	$-	393,424	4.37	$8.07	$-
$10.00 - $14.99	2,199,592	4.42	$13.14	$-	2,079,593	4.27	$13.16	$-
$15.00 - $21.25	188,320	3.07	$18.12	$-	188,320	3.07	$18.12	$-

The fair value of each option granted from the Company’s stock option plans during the years ended October 31, 2018 and 2017 was estimated on the date of grant using the Black-Scholes option-pricing model. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and Board Directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on the Company’s common stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating expected lives of the options. The Company used their own historical volatility in determining the volatility to be used. The expected term of the stock option grants was calculated using the “simplified” method in accordance with the SEC Staff Accounting Bulletin 107. The “simplified” method was used since the Company believes its historical data does not provide a reasonable basis upon which to estimate expected term and the Company does not have enough option exercise data from its grants issued to support its own estimate as a result of vesting terms and changes in the stock price. The expected dividend yield is zero as the Company has never paid dividends to common shareholders and does not currently anticipate paying any in the foreseeable future.

The following table provides the weighted average fair value of options granted to directors and employees and the related assumptions used in the Black-Scholes model:

	Year Ended
	October 31, 2018	October 31, 2017
Weighted average fair value of options granted	$1.61	$6.36
Expected term	5.35-6.51 years	5.50-6.50 years
Expected volatility	91.14%-100.34%	107.07%-110.93%
Expected dividends	0%	0%
Risk free interest rate	1.81%-3.16%	1.26%-1.58%

Total compensation cost related to the Company’s outstanding stock options, recognized in the statement of operations for the years ended October 31, 2018 and 2017 was approximately $3.7 million and $17.2 million, respectively. Included in compensation expense for the year ended October 31, 2018 is approximately $77,000 recognized as a result of the modification of certain option agreements associated with two Board members that decided not to run for re-election in March 2018. For the modified options, the vesting was accelerated and the expiration dates were changed to the earlier of the original expiration date or March 21, 2023. Included in fiscal 2017 compensation expense is $1.6 million recognized as a result of the modification of certain option agreements associated with the resignation of the Company’s Chief Executive Officer in July 2017. Pursuant to the separation agreement all the outstanding options vested immediately and the expiration date was extended until July 5, 2021.

During the year ended October 31, 2018, 2,518,060 options were granted with a total grant date fair value of approximately $4.1 million. During the year ended October 31, 2017, 556,952 options were granted with a total grant date fair value of approximately $3.5 million.

As of October 31, 2018, there was approximately $2.3 million of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.18 years.

Shares Issued to Consultants

During the year ended October 31, 2017, 165,907 shares of common stock valued at $1.4 million were issued to consultants for services. The common stock share values were based on the dates the shares vested.

Employee Stock Purchase Plan

The Advaxis, Inc. 2011 Employee Stock Purchase Plan (“2011 ESPP”) was approved by the Company’s stockholders in September 2011. The 2011 ESPP allowed employees to purchase common stock of the Company at a 15% discount to the market price on designated exercise dates. Employees were eligible to participate in the 2011 ESPP beginning December 30, 2011. 40,000 shares of the Company’s common stock were reserved for issuance under the 2011 ESPP.

During the year ended October 31, 2017, 26,594 shares were issued under the 2011 ESPP and the Company recorded an expense of approximately $80,000. As of October 31, 2017, no shares of Company’s common stock remained available for issuance under the ESPP. 10,681 shares purchased under the 2011 ESPP during year ended October 31, 2017 were issued during the year ended October 31, 2018.

The Advaxis, Inc. 2015 Employee Stock Purchase Plan (“2015 ESPP”) was approved by the Company’s shareholders on March 21, 2018. The 2015 ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated exercise dates. Employees were eligible to participate in the 2015 ESPP beginning May 1, 2018. 1,000,000 shares of the Company’s Common stock are reserved for issuance under the 2015 ESPP.

During the year ended October 31, 2018, 28,490 shares were issued under the ESPP and the Company recorded an expense of approximately $7,000. As of October 31, 2018, 971,510 shares of Company’s common stock remain available for issuance under the 2015 ESPP.

9. COLLABORATION AND LICENSING AGREEMENTS

OS Therapies LLC

On September 4, 2018, the Company granted a license to OS Therapies for the use of ADXS31-164, also known as ADXS-HER2, for evaluation in the treatment of osteosarcoma in humans. Under the terms of the license agreement, OST, in collaboration with the Children’s Oncology Group, will be responsible for the conduct and funding of a clinical study evaluating ADXS-HER2 in recurrent, completely resected osteosarcoma. Pursuant to the agreement, the Company is to receive an upfront payment, reimbursement for product supply and other support, clinical, regulatory, and sales-based milestone payments, and royalties on future product sales.

Amgen

On August 1, 2016, the Company entered into a global agreement (the “Amgen Agreement”) with Amgen for the development and commercialization of the Company’s ADXS-NEO, a novel, preclinical investigational immunotherapy, using the Company’s proprietary Listeria monocytogenes attenuated bacterial vector which activates a patient’s immune system to respond against unique mutations, or neoepitopes, contained in and identified from an individual patient’s tumor. Under the terms of the Amgen Agreement, Amgen received an exclusive worldwide license to develop and commercialize ADXS-NEO. On December 10, 2018, the Company received a written notice of termination from Amgen with respect to the Amgen Agreement. The termination is effective as of February 8, 2019. The Company is currently evaluating its options relating to its ADXS-NEO program. Pursuant to the terms of the Amgen Agreement, upon Amgen’s termination, the license to Amgen will terminate and the Company will regain worldwide rights for the development and commercialization of its ADXS-NEO program. In addition, Amgen will have certain obligations as set forth in the Amgen Agreement, including promptly deleting or destroying any materials related to the development or manufacturing of the ADXS-NEO program.

Amgen had previously made an upfront payment to Advaxis of $40 million and purchased $25 million of Advaxis common stock. Amgen funded the clinical development and commercialization of ADXS-NEO and Advaxis retained manufacturing responsibilities. Advaxis and Amgen had collaborated through a joint steering committee for the development and commercialization of ADXS-NEO. Advaxis was eligible to receive future contingent payments based on development, regulatory and sales milestone payments of up to $475 million and high single digit to double digit royalty payments based on worldwide sales by Amgen.

The Company identified the following performance obligations under the agreement: 1) the license, 2) the obligation to provide research activities, 3) the obligation to provide clinical supplies, 4) the obligation to perform regulatory functions and 5) the obligation to participate on a Joint Steering Committee.

The Company considered the provisions of the multiple-element arrangement guidance in determining how to recognize the total consideration of the agreement. The Company determined that none of the deliverables have standalone value; all of these obligations will be delivered throughout the estimated period of performance and therefore are accounted for as a single unit of accounting. Accordingly, the Company recorded the $40 million upfront payment as deferred revenue on the balance sheet and will recognize revenue on a straight-line basis over the estimated period of performance. Changes in the estimated period of performance will be accounted for prospectively as a change in estimate. During the years ended October 31, 2018 and 2017, the Company recognized revenue from the Amgen Agreement of approximately $5.8 million and $11.8 million, respectively, related to amortization of the upfront fees. On December 10, 2018, the Company received a written notice of termination of the Amgen Agreement (see Note 9).

In connection with the Amgen Agreement, Amgen purchased directly from Advaxis 3,047,446 shares of the Company’s common stock, at approximately $8.20 per share (representing a purchase at market using a 20 day VWAP methodology). The gross proceeds to Advaxis from the sale of the shares was approximately $25 million.

The Company considered the provisions of the research and development and collaboration guidance in determining how to recognize the clinical development payments to be received from Amgen. The Company determined the clinical development payments should be accounted for within the scope of collaboration arrangement accounting guidance. As a result, the Company accounted for the clinical development payments as a reduction of research and development expenses in the statement of operations. During the years ended October 31, 2018 and 2017, the Company recorded reductions in research and development expenses of approximately $5.8 million and $7.5 million, respectively, pertaining to the reimbursement of clinical development payments.

Especificos Stendhal SA de CV

On February 3, 2016, the Company entered into a Co-Development and Commercialization Agreement (the “Stendhal Agreement”) with Especificos Stendhal SA de CV (“Stendhal”), for Advaxis’ lead Lm Technology™ immunotherapy, axalimogene filolisbac, in HPV-associated cancers. Under the terms of the Stendhal Agreement, Stendhal agreed to pay $10 million (“Support Payments”) towards the expense of AIM2CERV over the duration of the trial. Stendhal also agreed work with the Company to complete the clinical trial of axalimogene filolisbac in Mexico, Brazil, Colombia and other investigational sites in Latin American countries. Stendhal further agreed to manage and to be responsible for the costs associated with the regulatory approval process, promotion, commercialization and market access for axalimogene filolisbac in these markets. Under the terms of the Agreement, upon approval and commercialization of axalimogene filolisbac, Advaxis and Stendhal would share profits on a pre-determined basis.

The Company considered the provisions of the research and development and collaboration guidance in determining how to recognize the Support Payments to be received from Stendhal. The Company determined the Stendhal Agreement should be accounted for within the scope of collaboration arrangement accounting guidance. As a result, the Company accounted for the support payments as a reduction of research and development expenses in the statement of operations. During the year ended October 31, 2017, the Company reached the annual project milestones and received a $3,000,000 Support Payment from Stendhal. In September 2018, the Company received a Notice of Arbitration from Stendhal relating to the Stendhal Agreement, see Note 10.

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

Enrollment for both phases of the clinical trial is complete. The Company anticipates providing an update on survival rates along with correlative biomarker work in the first quarter of 2019.

During the years ended October 31, 2018 and 2017, the Company incurred approximately $2.4 million and $2.9 million, respectively, in expenses pertaining to the Merck agreement, and such expenses were a component of research and development expenses in the statement of operations.

MedImmune/AstraZeneca

On July 21, 2014, the Company entered into a Clinical Trial Collaboration Agreement (the “MedImmune Agreement”) with MedImmune, the global biologics research and development arm of AstraZeneca, pursuant to which the parties initiated a Phase 1/2 clinical trial in the United States to evaluate the safety and efficacy of MedImmune’s investigational anti-PD-L1 immune checkpoint inhibitor, MEDI4736, in combination with our investigational Lm -LLO cancer immunotherapy, axalimogene filolisbac, as a combination treatment for patients with advanced, recurrent or refractory cervical cancer and HPV-associated head and neck cancer. A joint steering committee, composed of equal representatives from both parties, is responsible for various matters associated with the collaboration, including protocol approval, as well as reviewing and monitoring the progress of the trial. In November 2018, the Company announced that it will not continue enrollment of this study. Subjects will enter a 3-year Lm surveillance period beginning at the completion of study treatment or at the time of study discontinuation.

MedImmune is responsible for providing MEDI4736 at no cost, as well as costs related to the proprietary assays performed by MedImmune or a third party on behalf of MedImmune. The Company is the sponsor of the trial and is responsible for the submission of all regulatory filings to support the trial, the negotiation and execution of the clinical trial agreements associated with each trial site, and the packaging and labelling of the Advaxis and MedImmune product candidates used in the trial and the costs associated therewith. For a period beginning upon the completion of the trial and the receipt by MedImmune of the last final report for the trial and ending one hundred twenty (120) days thereafter (unless extended), MedImmune will be granted first right to negotiate in good faith in an attempt to enter into an agreement with us with respect to the development, regulatory approval and commercialization of axalimogene filolisbac and MEDI4736 to be used in combination with each other for the treatment or prevention of cancer. Neither party is obligated to enter into such an agreement. In the event the parties do not enter an agreement and the Company obtain regulatory approval for axalimogene filolisbac in combination with any PD-1 antibody or PD-L1 antibody, the Company shall pay MedImmune a royalty obligation and one-time payment.

All intellectual property rights made, conceived or generated through the clinical trials that relate solely to a MedImmune development product shall be owned solely by MedImmune. All intellectual property rights made, conceived or generated through the clinical trials that relate solely to an Advaxis development product shall be owned solely by us. All intellectual property rights made, conceived or generated through the clinical trials that relate to the combination of one or more MedImmune development product and one or more Advaxis development product shall be jointly owned by both parties; provided, however that in the event the parties do not enter into a clinical development and commercialization agreement, the Company will not exploit, commercialize or license the joint inventions, except for the performance of its obligations under the MedImmune Agreement. MedImmune has the sole right to prosecute and enforce all patents and other intellectual property rights covering all joint inventions and all associated costs will be shared by the parties.

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

During the years ended October 31, 2018 and 2017, the Company incurred approximately $2.7 million and $2.8 million, respectively, in expenses pertaining to the MedImmune agreement, and such expenses were a component of research and development expenses in the statement of operations.

Aratana Therapeutics

On March 19, 2014, the Company and Aratana entered into a definitive Exclusive License Agreement (the “Aratana Agreement”). Pursuant to the Agreement, Advaxis granted Aratana an exclusive, worldwide, royalty-bearing, license, with the right to sublicense, certain Advaxis proprietary technology that enables Aratana to develop and commercialize animal health products that will be targeted for treatment of osteosarcoma and other cancer indications in animals. Under the terms of the Aratana Agreement, Aratana paid an upfront payment to the Company, of $1 million. As this license has stand-alone value to Aratana (who has the ability to sublicense) and was delivered to Aratana, upon execution of the Aratana Agreement, the Company recorded the $1 million payment as licensing revenue during the year ended October 31, 2014. Aratana will also pay the Company up to an additional $36.5 million based on the achievement of certain milestones with respect to the advancement of products pursuant to the terms of the Aratana Agreement. In addition, Aratana may pay the Company an additional $15 million in cumulative sales milestones pursuant to the terms of the Aratana Agreement.

Advaxis (i) issued and sold 306,122 shares of Advaxis’ common stock to Aratana at a price of $4.90 per share, which was equal to the closing price of the common stock on the NASDAQ Capital Market on March 19, 2014, and (ii) issued a ten-year warrant to Aratana giving Aratana the right to purchase up to 153,061 additional shares of Advaxis’ common stock at an exercise price of $4.90 per share. In connection with the sale of the common stock and warrants, Advaxis received aggregate net proceeds of $1,500,000. Aratana exercised all of its 153,061 warrants. As a result, no warrants remain outstanding under this agreement.

During the year ended October 31, 2018, the USDA’s Center for Veterinary Biologics granted Aratana conditional approval for its canine osteosarcoma vaccine using Advaxis’ technology. For the year ended October 31, 2018, Advaxis recognized royalty revenue totaling approximately $5,000 from Aratana’s sales of the canine osteosarcoma vaccine.

Global BioPharma Inc.

On December 9, 2013, the Company entered into an exclusive licensing agreement for the development and commercialization of axalimogene filolisbac with Global BioPharma, Inc. (“GBP”), a Taiwanese based biotech company funded by a group of investors led by Taiwan Biotech Co., Ltd (TBC).

GBP is planning to conduct a randomized Phase 2, open-label, controlled trial in HPV-associated NSCLC in patients following first-line induction chemotherapy. GBP has obtained Taiwanese regulatory approval for this trial and plans to initiate this trial in 2019. This trial will be fully funded exclusively by GBP. GBP will continue to explore the use of our lead product candidate in several other indications including head and neck, and anal cancer. GBP also plans to conduct registration trials with axalimogene filolisbac for the treatment of advanced cervical cancer.

GBP will pay Advaxis event-based financial milestones, an annual license fee, and annual net sales royalty payments in the high single to double digits. In addition, as an upfront payment, GBP made an investment in Advaxis of $400,000 by purchasing from the Company 108,724 shares of its common stock at a price of $3.68 per share, GBP also received 100,000 warrants at an exercise price of $5.52 which expire in December 2018. GBP exercised all of its 100,000 warrants. As a result no warrants remain outstanding under this agreement.

GBP will be responsible for all clinical development and commercialization costs in the GBP territory. GBP will also reimburse Advaxis $2.25 million toward AIM2CERV. GBP is committed to establishing manufacturing capabilities for its own. Under the terms of the agreement, the Company will exclusively license the rights of axalimogene filolisbac to GBP for the Asia, Africa, and former USSR territory, exclusive of India and certain other countries, for all HPV-associated indications. Advaxis will retain exclusive rights to axalimogene filolisbac for the rest of the world.

During each of the years ended October 31, 2018 and 2017, the Company recognized revenue of $250,000 for annual license fees.

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

Defendants filed a motion to dismiss the Bono Action. On May 23, 2016, the Court issued an opinion and order granting in part and denying in part defendants’ motion to dismiss. On October 5, 2016, the Court denied plaintiff’s motion for reconsideration of its May 23 order. On April 13, 2017, the parties advised the Court that they had reached a tentative agreement in principle to settle the action, subject to negotiating an award of attorneys’ fees and expenses to plaintiff’s counsel and a stipulation of settlement, and, ultimately Court approval. The parties subsequently executed the stipulation of settlement on October 2, 2017. The Court entered an order preliminarily approving the settlement on November 7, 2017. The final fairness hearing was held January 29, 2018, and the Order and Final Judgment approving the settlement and dismissing the action with prejudice was entered on January 29, 2018. This matter is now concluded.

Stendhal

On September 19, 2018, Stendhal filed a Demand for Arbitration before the International Centre for Dispute Resolution (Case No. 01-18-0003-5013) relating to the Stendhal Agreement. In the demand, Stendhal alleged that (i) the Company breached the Stendhal Agreement when it made certain statements regarding its AIM2CERV program, (ii) that Stendhal was subsequently entitled to terminate the Agreement for cause, which it did so at the time and (iii) that the Company owes Stendhal damages pursuant to the terms of the Stendhal Agreement. Stendhal is seeking to recover $3 million paid to the Company in 2017 as support payments for the AIM2CERV clinical trial along with approximately $0.3 million in expenses incurred. Stendhal is also seeking fees associated with the arbitration and interest. The Company has answered Stendhal’s Demand for Arbitration, and denied that it breached the Stendhal Agreement. The Company also alleges that Stendhal breached its obligations to the Company by, among other things, failing to make support payments that became due in 2018 and that Stendhal therefore owes the Company $3 million. While, the arbitration is still in its early stages. the Company intends to continue to vigorously defend itself against this matter. At this time, we are unable to predict the likelihood of an unfavorable outcome.

Corporate Office & Manufacturing Facility Lease

The Company leases its corporate office and manufacturing facility under an operating lease expiring in November 2025.

Future minimum payments under the Company’s operating leases are as follows (in thousands):

Year ended October 31,

2019	$1,107
2020	1,233
2021	1,318
2022	1,369
2023	1,395
Thereafter	2,983
Total	$9,405

Rent expense for each of the years ended October 31, 2018 and 2017 was approximately $1.2 million.

11. INCOME TAXES:

The income tax provision (benefit) consists of the following (in thousands):

	October 31, 2018	October 31, 2017
Federal
Current	$-	$-
Deferred	22,325	(34,296)
State and Local
Current	-	(4,453)
Deferred	(5,449)	(1,124)
Change in valuation allowance	(16,876)	35,420
Income tax provision (benefit)	$-	$(4,453)

The Company has U.S. federal net operating loss carryovers (“NOLs”) of approximately $265.8 million and $187.4 million at October 31, 2018 and 2017 respectively, available to offset taxable income which expire beginning in 2023. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. During the years ended October 31, 2018 and 2017, the Company performed a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers. From the entire federal NOL of $290.6 million as of October 31, 2018, approximately $265.8 million is available for immediate use based on Internal Revenue Code Section 382 analysis. The NOL and the deferred tax asset table below does not include approximately $24.8 million of NOL’s that may expire unused. The Company also has New Jersey State Net Operating Loss carryovers of approximately $129.2 million as of October 31, 2018 available to offset future taxable income through 2038.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and significant changes to the U.S. tax code including, but not limited to, a change in the federal rate from 34% to 21%. As a result of the enactment of the legislation, the Company recorded a one-time reduction to its deferred tax assets of approximately $34.4 million, which was offset by a reduction in the valuation allowance.

When a U.S. federal tax rate change occurs during a fiscal year, taxpayers are required to compute a weighted daily average rate for the fiscal year of enactment. As a result of the Tax Act, Advaxis has calculated a blended U.S. federal statutory corporate income tax rate of approximately 23% for the year ended October 31, 2018 and applied this rate in computing the income tax provision for year ending October 31, 2018. The blended U.S. federal statutory corporate income tax rate of 23% is the weighted daily average rate between the pre-enactment U.S. federal statutory tax rate of 34% applicable to the Company’s 2018 fiscal year prior to the Effective Date and the post-enactment U.S. federal statutory tax rate of 21% applicable to the 2018 fiscal year thereafter. Advaxis expects the U.S. federal statutory rate to be 21% for fiscal years beginning after October 31, 2018.

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

If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as other expense in the statement of operations. Penalties would be recognized as a component of general and administrative expenses in the statement of operations.

No interest or penalties on unpaid tax were recorded during the years ended October 31, 2018 and 2017, respectively. As of October 31, 2018 and 2017, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company files tax returns in the U.S. federal and state jurisdictions and is subject to examination by tax authorities beginning with the year ended October 31, 2014.

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following (in thousands):

	Years Ended
	October 31, 2018	October 31, 2017
Deferred Tax Assets
Net operating loss carryovers	$65,002	$66,681
Stock-based compensation	12,081	21,921
Research and development credits	6,843	7,293
Deferred revenue	5,247	9,775
Other deferred tax assets	587	1,515
Total deferred tax assets	$89,760	$107,185
Valuation allowance	(87,862)	(104,738)
Deferred tax asset, net of valuation allowance	$1,898	$2,447

Deferred Tax Liabilities
Other deferred tax liabilities	$(1,898)	$(2,447)
Total deferred tax liabilities	$(1,898)	$(2,447)
Net deferred tax asset (liability)	$-	$-

The expected tax (expense) benefit based on the statutory rate is reconciled with actual tax expense benefit as follows:

	Years Ended
	October 31, 2018	October 31, 2017
US Federal statutory rate	23.17%	34.00%
State income tax, net of federal benefit	8.19	1.15
Permanent differences	1.22	(2.30)
Research and development credits	(0.38)	2.36
Income tax benefit from sale of New Jersey NOL carryovers	-	4.55
Change in valuation allowance	25.37	(36.20)
Tax Cuts and Jobs Act	(53.93)	-
Other	(3.64)	0.99
Income tax (provision) benefit	0.00%	4.55%

Sale of Net Operating Losses (NOLs)

The Company was eligible to receive cash from the sale of its Net Operating Losses under the State of New Jersey NOL Transfer Program. In January 2018, the Company received a net cash amount of approximately $4.5 million from the sale of its state NOLs and research and development tax credits for the year ended October 31, 2016. Following the receipt of the NOL and research and development tax credit for the year ending October 31, 2016, the Company reached the limit under the NJ NOL program.

12. SHAREHOLDERS’ EQUITY:

At-the-Market Transactions

During January 2018, the Company sold 881,629 shares of its common stock at-the-market transactions resulting in net proceeds of approximately $2.7 million. Additionally, in May 2017 and June 2017, the Company sold a total of 92,145 shares of its common stock at-the-market transactions resulting in net proceeds of approximately $0.7 million.

Public Offerings

During February 2018, the Company closed on an underwritten public offering of 10,000,000 shares of the Company’s common stock in a public offering at $2.00 per share, for total gross proceeds of $20 million. After deducting the underwriting discounts and commissions and other offering expenses, the net proceeds from the offering were approximately $18.4 million. In addition, pursuant to the underwriting agreement, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 807,697 shares of common stock. The sale of the Offered Shares was registered pursuant to a Registration Statement (No. 333-216008) on Form S-3, as amended, which was filed by the Company with the Securities and Exchange Commission on March 17, 2017 and declared effective on March 20, 2017.

In September 2018, the Company closed on an underwritten public offering of 16,666,666 shares of its common stock and warrants to purchase up to 14,166,666 shares of common stock at a public offering price of $1.20, for gross proceeds of $20 million. Each share of common stock was sold together in a fixed combination with a warrant to purchase 0.85 shares of common stock. The warrants are exercisable immediately, expire six years from the date of issuance and have an exercise price of $1.50 per share, subject to anti-dilution adjustments (see Note 7). After deducting the underwriting discounts and commissions and other offering expenses, the net proceeds from the offering were approximately $18.2 million. The shares of common stock were sold pursuant to an effective shelf registration statement on Form S-3 (No. 333- 226988) filed with the Securities and Exchange Commission on August 23, 2018 and declared effective on August 30, 2018.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of October 31, 2018. The Company had no assets and liabilities carried at fair value measured on a recurring basis as of October 31, 2017:

October 31, 2018	Level 1	Level 2	Level 3	Total
Common stock warrant liability, warrants exercisable at $1.50 through September 2024	-	-	$6,517	$6,517

The following table sets forth a summary of the changes in the fair value of the Company’s warrant liabilities:

October 31, 2018
Beginning balance	$-
Issuance of warrants	9,917
Change in fair value	(3,400)
Ending Balance	6,517

14. EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) Plan. Employees become eligible for participation upon the start of employment. Participants may elect to have a portion of their salary deferred and contributed to the 401(k) Plan up to the limit allowed under the Internal Revenue Code. The Company makes a matching contribution to the plan for each participant who has elected to make tax-deferred contributions for the plan year. The Company made matching contributions which amounted to approximately $0.4 million and $0.4 million for the years ended October 31, 2018 and 2017, respectively. These amounts were charged to the statement of operations. The employer contributions vest immediately.

15. SUBSEQUENT EVENTS

Option Grants

On November 5, 2018, the Company granted to executives and non-executive directors 720,000 and 130,000 options, respectively, with an exercise price of $0.54. The options vest annually in three equal installments beginning on the first anniversaries of the grant date.

Amgen Agreement Termination

On December 10, 2018, the Company received a written notice of termination from Amgen with respect to the Amgen Agreement. The termination is effective as of February 8, 2019. The Company’s ADXS-NEO study is currently enrolling patients and the Company will evaluate whether to re-partner the ADXS-NEO program.

Pursuant to the terms of the Amgen Agreement, upon Amgen’s termination, the license to Amgen will terminate and the Company will regain worldwide rights for the development and commercialization of its ADXS-NEO program. In addition, Amgen will have certain obligations as set forth in the Amgen Agreement, including promptly deleting or destroying any materials related to the development or manufacturing of the ADXS-NEO program. During the fiscal years ended October 31, 2018 (unaudited) and 2017, the Company recorded reimbursements of approximately $5.8 million and $7.5 million, respectively, relating to the Amgen Agreement

