Form 10-Q
period 2019-04-30
Advaxis, Inc.
filed 2019-06-10
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-36138

ADVAXIS, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0563870
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

305 College Road East, Princeton, NJ	08540
(Address of principal executive offices)	(Zip Code)

(609) 452-9813

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ADXS	NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has fled all reports required to be fled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to f le such reports), and (2) has been subject to such fling requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[X]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of June 3, 2019 was 8,020,815.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ADVAXIS, INC.

CONDENSED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share data)

	April 30, 2019	October 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$33,706	$44,141
Restricted cash	-	977
Accounts receivable	-	1,664
Deferred expenses	3,090	2,072
Prepaid expenses and other current assets	1,587	1,611
Total current assets	38,383	50,465

Property and equipment (net of accumulated depreciation)	6,157	6,684
Intangible assets (net of accumulated amortization)	4,951	4,838
Other assets	280	280
Total assets	$49,771	$62,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,568	$5,646
Accrued expenses	3,589	6,185
Deferred revenue	-	4,476
Common stock warrant liability	213	6,517
Other current liabilities	48	48
Total current liabilities	5,418	22,872

Deferred revenue-net of current portion	-	14,189
Other liabilities	1,183	1,155
Total liabilities	6,601	38,216

Commitments and contingencies – Note 10

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; Series B Preferred Stock; 0 shares issued and outstanding at April 30, 2019 and October 31, 2018 Liquidation preference of $0 at April 30, 2019 and October 31, 2018	-	-
Common stock - $0.001 par value; 170,000,000 shares authorized, 8,020,370 and 4,634,189 shares issued and outstanding at April 30, 2019 and October 31, 2018, respectively	8	5
Additional paid-in capital	407,385	391,703
Accumulated deficit	(364,223)	(367,657)
Total stockholders’ equity	43,170	24,051
Total liabilities and stockholders’ equity	$49,771	$62,267

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018

Revenue	$1,188	$1,747	$20,877	$3,803

Operating expenses:
Research and development expenses	5,969	10,368	12,675	27,119
General and administrative expenses	3,092	4,932	5,759	10,785
Total operating expenses	9,061	15,300	18,434	37,904

(Loss) income from operations	(7,873)	(13,553)	2,443	(34,101)

Other income (expense):
Interest income, net	113	151	259	291
Net changes in fair value of derivative liabilities	(14)	-	2,395	-
Loss on shares issued in settlement of warrants	(1,607)	-	(1,607)	-
Other expense	(2)	(6)	(6)	(40)
Net (loss) income before benefit for income taxes	(9,383)	(13,408)	3,484	(33,850)

Income tax expense	-	-	50	50

Net (loss) income	$(9,383)	$(13,408)	$3,434	$(33,900)

Net (loss) income per common share
Basic	$(1.59)	$(4.03)	$0.65	$(11.16)
Diluted	$(1.59)	$(4.03)	$0.20	$(11.16)

Weighted average number of common shares outstanding
Basic	5,900,449	3,324,320	5,259,677	3,038,439
Diluted	5,900,449	3,324,320	5,282,772	3,038,439

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended April 30,
	2019	2018

OPERATING ACTIVITIES
Net income (loss)	$3,434	$(33,900)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock compensation	1,101	4,034
Employee stock purchase plan expense	2	-
Gain on change in value of warrants	(2,395)	-
Loss on shares issued in settlement of warrants	1,607	-
Loss on disposal of property and equipment	2	27
Abandonment of intangible assets	357	305
Depreciation expense	571	544
Amortization expense of intangible assets	193	189
Net accretion of premiums	-	(4)
Change in operating assets and liabilities:
Accounts receivable	1,664	1,161
Prepaid expenses and other current assets	(994)	(1,765)
Income tax receivable	-	4,453
Other assets	-	(162)
Accounts payable and accrued expenses	(6,675)	(2,187)
Deferred revenue	(18,665)	(3,552)
Other liabilities	28	61
Net cash used in operating activities	(19,770)	(30,796)

INVESTING ACTIVITIES

Purchases of short-term investment securities	-	(12,487)
Proceeds from maturities of short-term investment securities	-	49,901
Purchase of property and equipment	(54)	(1,277)
Proceeds from disposal of property and equipment	8	-
Cost of intangible assets	(663)	(990)
Net cash (used in) provided by investing activities	(709)	35,147

FINANCING ACTIVITIES
Net proceeds of issuance of common stock	8,982	21,042
Warrant exercise	68	-
Proceeds from employee stock purchase plan	17	9
Tax withholdings paid related to net share settlement of equity awards	-	(40)
Employee tax withholdings paid on equity awards	(13)	(270)
Tax shares sold to pay for employee tax withholdings on equity awards	13	275
Net cash provided by financing activities	9,067	21,016

Net (decrease) increase in cash, cash equivalents and restricted cash	(11,412)	25,367
Cash, cash equivalents and restricted cash at beginning of period	45,118	24,487
Cash, cash equivalents and restricted cash at end of period	$33,706	$49,854

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed balance sheets that sum to the total of the same such amounts shown in the condensed statements of cash flows:

Cash and cash equivalents	$33,706	$48,877
Restricted cash	-	977
Total cash, cash equivalents and restricted cash shown in condensed statements of cash flows	$33,706	$49,854

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for taxes	$50	$50

SUPPLEMENTAL DISCLOSURE OF NON-CASH AND FINANCING ACTIVITIES
Property and equipment included in accounts payable and accrued expenses	-	57
Shares issued in settlement of warrants	5,463	-
Warrant liability reclassified into equity	53	-

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

Going Concern and Management’s Plans

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

Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its common stock, clinical collaborations, option and warrant exercises, and interest income. From October 2013 through April 2019, the Company raised approximately $275 million in gross proceeds from various public and private offerings of our common stock.

As of April 30, 2019, the Company had approximately $33.7 million in cash and cash equivalents. Management’s plans to mitigate an expected shortfall of capital, to support future operations, include obtaining additional funds through partnerships, strategic or financing investors. The actual amount of cash that it will need to operate is subject to many factors.

The Company recognizes it will need to raise additional capital in order to continue to execute its business plan in the future. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to scale back its operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation/Estimates

The accompanying unaudited interim condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and the accompanying unaudited condensed balance sheet as of April 30, 2019 has been derived from the Company’s October 31, 2018 audited financial statements. In the opinion of management, the unaudited interim condensed financial statements furnished include all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented.

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

Restricted Cash and Letters of Credit

During July 2017 and January 2018, the Company established two letters of credit with a financial institution as security for the purchase of custom equipment and as security for application fees associated with the Company’s Marketing Authorization Application (“MAA”) in Europe. The letters of credit were collateralized by cash which was unavailable for withdrawal or for usage for general obligations. During the six months ended April 30, 2019, the two letters of credit were terminated and as of April 30, 2019 the Company has no restricted cash balance.

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

Exclusive Licenses. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. In assessing whether a performance obligation is distinct from the other performance obligations, the Company considers factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can benefit from a performance obligation for its intended purpose without the receipt of the remaining performance obligation, whether the value of the performance obligation is dependent on the unsatisfied performance obligation, whether there are other vendors that could provide the remaining performance obligation, and whether it is separately identifiable from the remaining performance obligation. For licenses that are combined with other performance obligation, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the research and development and licensing agreement. Such a change could have a material impact on the amount of revenue the Company records in future periods.

Research and Development Services. The performance obligations under the Company’s collaboration agreements may include research and development services to be performed by the Company on behalf of the partner. Payments or reimbursements resulting from the Company’s research and development efforts are recognized as the services are performed and presented on a gross basis because the Company is the principal for such efforts.

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

	Impact of ASC 606 Adoption on Condensed Balance Sheet as of April 30, 2019
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Accounts receivable	$-	$-	$-
Prepaid expenses and other current assets	$1,587	$-	$1,587

	Impact of ASC 606 Adoption on Condensed Statement of Operations for the Three Months Ended April 30, 2019
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Revenue	$1,188	$73	$1,115
Research and Development Expenses	$6,327	$73	$6,254

	Impact of ASC 606 Adoption on Condensed Statement of Operations for the Six Months Ended April 30, 2019
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Revenue	$20,877	$1,960	$18,917
Research and Development Expenses	$13,032	$1,960	$11,072

	Impact of ASC 606 Adoption on Condensed Statement of Cash Flows for the Six Months Ended April 30, 2019
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Accounts receivable	$-	$-	$-
Prepaid expenses and other current assets	$1,587	$-	$1,587

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718) —Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). The amendments in ASU 2018-07 expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted this guidance effective as of February 1, 2019. There was no impact on the Company’s financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (ASU No. 2016-18). The amendments in ASU No. 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. ASU No. 2016-18 was effective for the Company on November 1, 2018. The Company adopted ASU No. 2016-18 effective November 1, 2018 using a full retrospective approach and it did not have a significant impact on its financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying condensed financial statements.

3. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following (in thousands):

	April 30, 2019	October 31, 2018

Leasehold improvements	$2,335	$2,321
Laboratory equipment	5,530	5,510
Furniture and fixtures	746	746
Computer equipment	409	409
Construction in progress	17	17
Total property and equipment	9,037	9,003
Accumulated depreciation and amortization	(2,880)	(2,319)
Net property and equipment	$6,157	$6,684

Depreciation expense for each of the three months ended April 30, 2019 and 2018 was $0.3 million. Depreciation expense for the six months ended April 30, 2019 and 2018 was $0.6 million and $0.5 million, respectively.

4. INTANGIBLE ASSETS

Intangible assets, net consist of the following (in thousands):

	April 30, 2019	October 31, 2018

Patents	$6,240	$5,970
Licenses	777	777
Software	117	117
Total intangibles	7,134	6,864
Accumulated amortization	(2,183)	(2,026)
Intangible assets	$4,951	$4,838

The expirations of the existing patents range from 2019 to 2039 but the expirations can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. Patent applications having a net book value of $0.1 million and 0.2 million were abandoned and were charged to research and development expenses in the statement of operations for the three months ended April 30, 2019 and 2018, respectively. Patent applications having a net book value of 0.4 million and $0.3 million were abandoned and were charged to research and development expenses in the statement of operations for the six months ended April 30, 2019 and 2018, respectively. Amortization expense for intangible assets that was charged to general and administrative expense in the statement of operations aggregated $0.1 million for each of the three months ended April 30, 2019 and 2018, respectively. Amortization expense for intangible assets that was charged to general and administrative expense in the statement of operations aggregated $0.2 million for each of the six months ended April 30, 2019 and 2018, respectively.

Management has reviewed its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. Net assets are recorded on the balance sheet are recorded on the balance sheet for patents and licenses related to axalimogene filolisbac (AXAL), ADXS-NEO, ADXS-HOT, ADXS-PSA and ADXS-HER2 and other products that are in development or out-licensed. However, if a competitor were to gain FDA approval for a treatment before us or if future clinical trials fail to meet the targeted endpoints, the Company would likely record an impairment related to these assets. In addition, if an application is rejected or fails to be issued, the Company would record an impairment of its estimated book value. Lastly, if the Company is unable to raise enough capital to continue funding our studies and developing our intellectual property, the Company would likely record an impairment to certain of these assets.

At April 30, 2019, the estimated amortization expense by fiscal year based on the current carrying value of intangible assets is as follows (in thousands):

Year ended October 31,

2019 (Remaining)	$193
2020	372
2021	352
2022	352
2023	352
Thereafter	3,330
Total	$4,951

5. ACCRUED EXPENSES:

	April 30, 2019	October 31, 2018

Salaries and other compensation	$1,388	$2,035
Vendors	1,293	3,660
Professional fees	908	490
Total accrued expenses	$3,589	$6,185

6. COMMON STOCK PURCHASE WARRANTS AND WARRANT LIABILITY

As of April 30, 2019, there were outstanding warrants to purchase 72,304 shares of our common stock with exercise prices ranging from $3.72 to $281.25 per share. Information on the outstanding warrants is as follows:

Exercise Price	Amount	Expiration Date	Type of Financing
$281.25	25	N/A	Other warrants
$3.72	72,279	September 2024	Advaxis Public Offering
Grand Total	72,304

As of October 31, 2018, there were outstanding warrants to purchase 944,635 shares of our common stock with exercise prices ranging from $22.50 to $281.25 per share. Information on the outstanding warrants is as follows:

Exercise Price	Amount	Expiration Date	Type of Financing
$281.25	25	N/A	Other warrants
$56.25	166	March 2019	Placement Agent- Advaxis Public Offering
$22.50	944,444	September 2024	Advaxis Public Offering
Grand Total	944,635

A summary of warrant activity was as follows (in thousands, except share and per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value
Outstanding and exercisable warrants at October 31, 2018	944,635	$22.50	5.87	$-
Exercised	(15,300)	4.50
Exchanged	(856,865)	22.50
Expired	(166)	56.25
Outstanding and exercisable warrants at April 30, 2019	72,304	$3.82	5.37	$-

As of April 30, 2019, the Company had 25 of its total 72,304 outstanding warrants classified as equity (equity warrants). As of October 31, 2018, the Company had 191 of its total 944,635 outstanding warrants classified as equity (equity warrants). At issuance, equity warrants are recorded at their relative fair values, using the relative fair value method, in the stockholders’ equity section of the balance sheet.

Shares Issued in Settlement of Warrants

On March 14, 2019, the Company entered into private exchange agreements with certain holders of warrants issued in connection with the Company’s September 2018 public offering of common stock and warrants. The warrants being exchanged provided for the purchase of up to an aggregate of 856,865 shares of the Company’s common stock at an exercise price of $22.50, with an expiration date of September 11, 2024. Pursuant to such exchange agreements, the Company issued 856,865 shares of common stock to the investors in exchange for such warrants on a 1:1 basis. The exchange of warrants for common stock caused the down round provision to be triggered and the exercise price of the warrants that were not exchanged were reduced from $22.50 to $4.50. The warrants were valued at approximately $3.9 million on the March 14, 2019 using the Monte Carlo Model. In determining the fair warrant of the warrants issued on March 14, 2019, the Company used the following inputs in its Monte Carlo Model: exercise price $22.50, stock price $6.45, expected term 5.50 years, volatility 96.37% and risk free interest rate 2.44%. In connection with the exchange of warrants for common stock, the Company recorded a loss of approximately $1.6 million as the fair value of the shares issued exceeded the fair value of warrants exchanged.

Warrant Liability

As of April 30, 2019, the Company had 72,279 of its total 72,304 outstanding warrants classified as liabilities (liability warrants). As of October 31, 2018, the Company had 944,444 of its total 944,635 outstanding warrants classified as liabilities (liability warrants). These warrants contain a down round feature, except for exempt issuances as defined in the warrant agreement, in which the exercise price would immediately be reduced to match a dilutive issuance of common stock, options, convertible securities and changes in option price or rate of conversion. In April 2019, the down round feature was triggered a second time due to sale of 2,500,000 common shares (see Note 11) and the exercise price of the warrants were reduced from $4.50 to $3.72. The warrants require liability classification as the warrant agreement requires the Company to maintain an effective registration statement and does not specify any circumstances under which net cash settlement would be permitted or required. As a result, net cash settlement is assumed and liability classification is warranted. For these liability warrants, the Company utilized the Monte Carlo Simulation Model to calculate the fair value of these warrants at issuance and at each subsequent reporting date.

As of April 30, 2019 and October 31, 2018, the fair value of the warrant liability was approximately $0.2 million and $6.5 million, respectively. For the three and six months ended April 30, 2019, the Company reported an expense of approximately $14,000 and income of approximately $2.4 million, respectively. For each of the three and six months ended April 30, 2018, the Company reported income of approximately $0.

In measuring the warrant liability at April 30, 2019 and October 31, 2018, the Company used the following inputs in its Monte Carlo simulation model:

	April 30, 2019	October 31, 2018
Exercise Price	$3.72	$22.50
Stock Price	$3.54	$8.40
Expected Term	5.37 years	5.87 years
Volatility %	93.87%	97.47%
Risk Free Rate	2.28%	3.03%

7. SHARE BASED COMPENSATION

The following table summarizes share-based compensation expense included in the Statement of Operations (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
Research and development	$258	$526	$581	$1,799
General and administrative	221	699	520	2,235
Total	$479	$1,225	$1,101	$4,034

Restricted Stock Units (RSUs)

A summary of the Company’s RSU activity and related information for the six months ended April 30, 2019 is as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value

Balance at October 31, 2018	32,614	$70.41
Vested	(10,541)	70.49
Cancelled	(5,010)	110.69
Balance at April 30, 2019	17,063	$58.54

As of April 30, 2019, there was approximately $0.7 million of unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a remaining weighted average vesting period of approximately 1.16 years.

As of April 30, 2019, the aggregate intrinsic value of non-vested RSU’s was approximately $60,000.

Employee Stock Awards

Common Stock issued to executives and employees related to vested incentive retention awards, employment inducements, management purchases and employee excellence awards totaled 692 shares and 17,107 shares (13,873 shares on a net basis after employee taxes) during the three months ended April 30, 2019 and 2018, respectively. Total stock compensation expense associated with employee awards for the three months ended April 30, 2019 and 2018 was approximately $0.2 million and $0.6 million, respectively

Common Stock issued to executives and employees related to vested incentive retention awards, employment inducements, management purchases and employee excellence awards totaled 10,539 shares and 30,252 shares (26,876 shares on a net basis after employee taxes) during the six months ended April 30, 2019 and 2018 respectively. Total stock compensation expense associated with employee awards for the six months ended April 30, 2019 and 2018 was approximately $0.5 million and $2.0 million, respectively.

Included in compensation expense for the three and six months ended April 30, 2018 is approximately $0.2 million recognized as a result of the modification of certain RSU’s associated with the resignation of the Company’s Chief Financial Officer in April 2018. Pursuant to the separation agreement, the vesting was accelerated on all the outstanding RSU’s.

Director Stock Awards

Common stock issued to Directors for compensation related to board and committee membership totaled 0 shares and 2,000 shares for three months ended April 30, 2019 and 2018, respectively. During the three months ended April 30, 2019 and 2018, total stock compensation expense associated with Director awards was approximately $0 and $6,000 respectively.

Common stock issued to Directors for compensation related to board and committee membership totaled 0 shares and 2,000 shares for the six months ended April 30, 2019 and 2018, respectively. During the six months ended April 30, 2019 and 2018, total stock compensation expense associated with Director awards was $0 and $0.1 million, respectively.

Included in compensation expense for the three and six months ended April 30, 2018 is approximately $10,000 recognized as a result of the modification of certain RSU’s associated with the end of service of a former Board member. The vesting was accelerated on all the outstanding RSU’s.

Stock Options

A summary of changes in the stock option plan for the six months ended April 30, 2019 is as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at October 31, 2018:	330,071	$122.79
Granted	86,882	6.50
Canceled or Expired	(16,693)	20.20
Outstanding at April 30, 2019	400,260	101.82
Vested and Exercisable at April 30, 2019	235,097	$160.03

Total compensation cost related to the Company’s outstanding stock options, recognized in the statement of operations for the three months ended April 30, 2019 and 2018 was approximately $0.3 million and $0.6 million, respectively. For the six months ended April 30, 2019 and 2018, compensation cost related to the Company’s outstanding stock options was approximately $0.6 million and $2.0 million, respectively. Included in compensation expense for the three and six months ended April 30, 2018 is approximately $0.1 million recognized as a result of the modification of certain option agreements associated with the end of service of two former Board members. For the modified options, the vesting was accelerated and the expiration dates were changed to the earlier of the original expiration date or March 21, 2023.

As of April 30, 2019, there was approximately $1.9 million of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 1.92 years.

As of April 30, 2019, the aggregate intrinsic value of vested and exercisable options was $0.

In determining the fair value of the stock options granted during the six months ended April 30, 2019 and 2018, the Company used the following inputs in its Black Scholes Merton model:

	Six Months Ended April 30,
	2019	2018

Expected Term	5.50 – 6.51 years	5.35 – 6.51 years
Expected Volatility	90.29 – 104.20%	95.11 – 100.34%
Expected Dividends	0%	0%
Risk Free Interest Rate	2.39 – 3.15%	1.81 – 2.66%

Employee Stock Purchase Plan

During the six months ended April 30, 2019, the Company issued 3,512 shares that were purchased under the 2018 Employee Stock Purchase Plan (“ESPP”).

During the six months ended April 30, 2018, the Company issued 712 shares that were purchased under the 2015 Employee Stock Purchase Plan (“ESPP”).

8. NET INCOME (LOSS) PER SHARE

Basic and diluted earnings per share is calculated as follows (in thousands, except share and per share data):

	Three Months Ended April 30,
	2019	2018
Numerator:
Net loss	$(9,383)	$(13,408)
Loss attributable to common stockholders – basic and diluted	(9,383)	(13,408)

Denominator:
Weighted-average number of common shares used in earnings per share – basic and diluted	5,900,449	3,324,320

Loss per share – basic and diluted	$(1.59)	$(4.03)

	Six Months Ended April 30,
	2019	2018
Numerator:
Net income (loss)	$3,434	$(33,900)
Income (loss) attributable to common stockholders – basic	3,434	(33,900)
Effect of liability classified warrants	(2,395)	-
Income (loss) attributable to common stockholders – diluted	1,039	(33,900)

Denominator:
Weighted-average number of common shares used in earnings per share - basic	5,259,677	3,038,439
Effect of dilutive stock options	61	-
Effect of dilutive warrants	23,034	-
Weighted-average number of common shares used in earnings per share - diluted	5,282,772	3,038,439

Income (loss) per share – basic	$0.65	$(11.16)
Income (loss) per share – diluted	$0.20	$(11.16)

The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive:

	As of April 30,
	2019	2018
Warrants	72,304	206,160
Stock options	235,097	309,534
Restricted stock units	17,063	72,632
Total	324,464	588,326

9. COLLABORATION AND LICENSING AGREEMENTS

Amgen

On August 1, 2016, the Company entered into a global agreement (the “Amgen Agreement”) with Amgen for the development and commercialization of the Company’s ADXS-NEO, a novel, preclinical investigational immunotherapy, using the Company’s proprietary Listeria monocytogenes attenuated bacterial vector which activates a patient’s immune system to respond against unique mutations, or neoepitopes, contained in and identified from an individual patient’s tumor. Under the terms of the Amgen Agreement, Amgen received an exclusive worldwide license to develop and commercialize ADXS-NEO. Amgen made an upfront payment to Advaxis of $40 million and purchased directly from Advaxis 203,163 shares of the Company’s common stock, at approximately $123.00 per share (representing a purchase at market using a 20 day VWAP methodology) for a total of $25 million. Amgen assisted in funding the clinical development and commercialization of ADXS-NEO and Advaxis retained manufacturing responsibilities. Advaxis and Amgen collaborated through a joint steering committee for the development and commercialization of ADXS-NEO. Advaxis received reimbursements for research and development costs and Advaxis was eligible to receive future contingent payments based on development, regulatory and sales milestone payments of up to $475 million and high single digit to double digit royalty payments based on worldwide sales by Amgen.

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

Under the Amgen Agreement, in order to evaluate the appropriate transaction price, the Company determined that the upfront amount of $40 million constituted the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, which is allocated to the single performance obligation. The Company concluded that a time-based method was most appropriate to measuring progress toward completion given that the research and development services are satisfied reasonably evenly over the agreement and the Company has a stand-ready obligation to perform over such time. Accordingly, progress toward completion and related revenue recognition is measured using the input method of time elapsed relative to the estimated timeline for Advaxis to submit the Phase 2 package to Amgen, or perform the contractual research and development services, which was the predominant promise in the Company’s combined performance obligation to Amgen.

The reimbursement for the research and development costs was variable consideration that was included in the transaction price at the outset, subject to the constraint. The Company estimated the consideration from the reimbursement of the research and development costs using the most-likely amount. When the research and development costs are no longer constrained, they are added to the transaction price for the single, combined performance obligation and recognized over the same recognition period as the rest of the performance obligation’s allocated revenue. The potential milestone and sales-based royalty payments that the Company was eligible to receive were excluded from the transaction price, as all milestone and sales royalty amounts were fully constrained based on the probability of achievement. The Company reevaluated the transaction price at the end of each reporting period and as uncertain events were resolved or other changes in circumstances occurred, and, as necessary, adjusted its estimate of the transaction price.

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

The remaining deferred revenue of approximately $18.2 million on December 10, 2018 related to the $40 million non-refundable, up-front payment received from Amgen was accounted for as of the modification date. As of that notification date, the Company adjusted revenue on a cumulative catch-up basis considering the revised measure of progress for the combined performance obligation based on the modified service period up to and through the contract termination date of February 8, 2019. The Company recognized cumulative catch-up revenue of approximately $15.6 million on December 10, 2018. The remaining $2.6 million was recognized over the subsequent 60 days until the performance obligation was satisfied on February 8, 2019.

During the three months ended April 30, 2019 and 2018, the Company recognized revenue from the Amgen Agreement of approximately $1.2 million and $1.7 million, respectively. During the six months ended April 30, 2019 and 2018, the Company recognized revenue from the Amgen Agreement of approximately $20.6 million and $3.6 million, respectively. During the three and six months ended April 30, 2018, Company recorded reductions in research and development expenses of approximately $1.6 million and $3.1 million, respectively, pertaining to the reimbursement of research and development costs. During the three and six months ended January 31, 2019, the reimbursement of research and development costs of approximately $0.8 million and $2.0 million, respectively, was included in revenue.

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

Advaxis (i) issued and sold 20,408 shares of Advaxis’ common stock to Aratana at a price of $73.50 per share, which was equal to the closing price of the common stock on the NASDAQ Capital Market on March 19, 2014, and (ii) issued a ten-year warrant to Aratana giving Aratana the right to purchase up to 10,204 additional shares of Advaxis’ common stock at an exercise price of $73.50 per share. In connection with the sale of the common stock and warrants, Advaxis received aggregate net proceeds of $1.5 million. Aratana exercised all of its 10,204 warrants. As a result, no warrants remain outstanding under this agreement.

During the year ended October 31, 2018, the USDA’s Center for Veterinary Biologics granted Aratana conditional approval for its canine osteosarcoma vaccine using Advaxis’ technology. During the three months ended April 30, 2019 and 2018, Advaxis recognized royalty revenue totaling approximately $0 and $3,000, respectively, from Aratana’s sales of the canine osteosarcoma vaccine. During the six months ended April 30, 2019 and 2018, Advaxis recognized royalty revenue totaling approximately $2,000 and $3,000, respectively, from Aratana’s sales of the canine osteosarcoma vaccine.

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

During each of the six months ended April 30, 2019 and 2018, the Company recorded $0.25 million in revenue for the annual license fee renewal. Since Advaxis has no significant obligation to perform after the license transfer and has provided GBP with the right to use its intellectual property, performance is satisfied when the license renews. In addition, GBP has paid $2.25 million to the contract research organization that manages the Company’s AIM2CERV clinical trial.

10. COMMITMENTS AND CONTINGENCIES

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

On April 2, 2019, the Arbitrator denied the Company’s early application for summary disposition of Stendhal’s claims. As a result, the arbitration will proceed to a hearing, scheduled to begin on October 21, 2019. On April 26, 2019, Stendhal served its Statement of Claim, and on May 23, 2019, the Company served its Statement of Defense and Counterclaim. At this time, the Company is unable to predict the likelihood of an unfavorable outcome.

11. STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three and six months ended April 30, 2019 and 2018 is presented below (in thousands, except share data):

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at November 1, 2017	-	$-	2,744,196	$3	$355,400	$(301,142)	$54,261
Stock based compensation			13,003	-	2,854	-	2,854
Tax withholdings paid related to net share settlement of equity awards			-	-	(7)	-	(7)
Tax withholdings paid on equity awards			-	-	(209)	-	(209)
Tax shares sold to pay for tax withholdings on equity awards			-	-	197	-	197
Issuance of shares to employees under ESPP Plan			-	-	-	-	-
Advaxis at-the-market sales			58,776	-	2,659	-	2,659
Net Loss			-	-	-	(20,492)	(20,492)
Balance at January 31, 2018	-	$-	2,815,975	$3	$360,894	$(321,634)	$39,263
Stock based compensation			17,873	-	1,225	-	1,225
Tax withholdings paid related to net share settlement of equity awards			-	-	(33)	-	(33)
Tax withholdings paid on equity awards			-	-	(61)	-	(61)
Tax shares sold to pay for tax withholdings on equity awards			-	-	78	-	78
Issuance of shares to employees under ESPP Plan			712	-	9	-	9
Advaxis public offerings			666,667	1	18,382	-	18,383
Net Loss			-	-	-	(13,407)	(13,407)
Balance at April 30, 2018	-	$-	3,501,227	$4	$380,494	$(335,041)	$45,457

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at November 1, 2018	-	$-	4,634,189	$5	$391,703	$(367,657)	$24,051
Stock based compensation			9,811	-	622	-	622
Tax withholdings paid on equity awards			-	-	(11)	-	(11)
Tax shares sold to pay for tax withholdings on equity awards			-	-	11	-	11
Issuance of shares to employees under ESPP Plan			2,007	-	9	-	9
ESPP Expense			-	-	1		1
Net Income			-		-	12,817	12,817
Balance at January 31, 2019	-	$-	4,646,007	$5	$392,335	$(354,840)	$37,500
Stock based compensation			693	-	479	-	479
Tax withholdings paid on equity awards			-	-	(3)	-	(3)
Tax shares sold to pay for tax withholdings on equity awards			-	-	3	-	3
Issuance of shares to employees under ESPP Plan			1,505	-	7	-	7
Warrant exercises			15,300	-	68	-	68
Warrant liability reclassified into equity			-	-	53	-	53
ESPP Expense			-	-	1		1
Shares issued in settlement of warrants			856,865	1	5,462	-	5,463
Advaxis public offerings			2,500,000	2	8,980	-	8,982
Net Loss			-	-	-	(9,383)	(9,383)
Balance at April 30, 2019	-	$-	8,020,370	$8	$407,385	$(364,223)	$43,170

During the six months ended April 30, 2018, the Company sold 58,775 shares of its Common Stock at-the-market transactions resulting in net proceeds of approximately $2.7 million.

During February 2018, the Company issued 666,667 shares of the Company’s common stock in a public offering at $30.00 per share, less underwriting discounts and commissions. The net proceeds to the Company from the transaction was approximately $18.4 million.

During April 2019, the Company issued 2,500,000 shares of the Company’s common stock in a public offering at $4.00 per share, less underwriting discounts and commissions. The net proceeds to the Company from the transaction was approximately $9 million.

On February 21, 2019, the Company’s stockholders voted to approve an amendment to increase the number of authorized shares of common stock from 95,000,000 to 170,000,000 and also voted to approve an amendment to allow the Company to execute a reverse stock split of common stock at the discretion of the Board of Directors. The amendment to increase the number of authorized shares of common stock became effective upon filing of the amendment with the Secretary of State of the State of Delaware on February 28, 2019. Additionally, on March 29, 2019, the Company executed a 1 for 15 reverse stock split.

12. INCOME TAXES

The Company did not record any income tax expense associated with its net income for the six months ended April 30, 2019, as the Company expects to incur a net loss for the 2019 fiscal year.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of January 31, 2019 and October 31, 2018 (in thousands):

April 30, 2019	Level 1	Level 2	Level 3	Total
Common stock warrant liability, warrants exercisable at $3.72 through September 2024	-	-	$213	$213

October 31, 2018	Level 1	Level 2	Level 3	Total
Common stock warrant liability, warrants exercisable at $22.50 through September 2024	-	-	$6,517	$6,517

The following table sets forth a summary of the changes in the fair value of the Company’s warrant liabilities:

April 30, 2019
Beginning balance	$6,517
Shares issued in settlement of warrants	(3,856)
Warrant exercises	(53)
Change in fair value	2,395
Ending Balance	$213

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

Cervical Cancer: Axalimogene Filolisbac

HPV is the most common viral infection of the reproductive tract and is the cause of a range of conditions in both females and males. In women, persistent infection with specific oncogenic types of HPV (most frequently alpha7 and alpha9 families) may lead to precancerous lesions which, if untreated, may progress to cervical cancer. There were approximately 570,000 new cases of cervical cancer caused by HPV worldwide in 2018 according to the World Health Organization (“WHO”). In the United States, there will be approximately 13,170 new cases of cervical cancer and approximately 4,250 deaths from cervical cancer in 2019 according to the American Cancer Society. Current preventative HPV vaccines such as Gardasil® and Cervarix® cannot treat or protect the large population of adults already infected with the virus, leaving several generations of women vulnerable. Furthermore, challenges with acceptance, accessibility, and compliance have resulted in suboptimal vaccination rates, with approximately 53% of young women and 44% of young men being fully vaccinated in the United States, according to statistics published by the Centers for Disease Control in 2017. Vaccination rates are even lower in other countries around the world.

Ongoing Registrational and Phase 3 Study: Axalimogene Filolisbac

Women who are diagnosed with high risk, locally-advanced carcinoma of the cervix (“HRLACC”) face a higher chance that their cancer may recur following initial treatment when compared to earlier stages of the disease. When cervical cancer recurs, there are very few treatment options and the prognosis is dire. To address this unmet need, in 2016 we reached an agreement with the FDA, under its Special Protocol Assessment (“SPA”) process, for a Phase 3 trial evaluating axalimogene filolisbac in patients with HRLACC (“AIM2CERV” or “Advaxis Im munotherapy 2 Prevent Cervical Recurrence”) to be conducted in collaboration with the GOG/NRG Oncology.

AIM2CERV is a double-blind, randomized, placebo-controlled, Phase 3 trial of adjuvant axalimogene filolisbac following primary chemoradiation treatment of women with HRLACC. The primary objective of AIM2CERV is to compare the disease free survival of axalimogene filolisbac to placebo administered in the adjuvant setting following standard concurrent chemotherapy and radiotherapy (“CCRT”) administered with curative intent to patients with HRLACC. Secondary endpoints include examining overall survival and safety. Our goal is to develop a treatment to prevent or reduce the risk of cervical cancer recurrence after primary, standard of care treatment in women who are at high risk of recurrence. The current trial design has a planned sample size of 450 subjects to maintain adequate statistical power over a broader range of survival outcomes. In late 2018, we submitted a request to FDA to accelerate the interim analysis timeline and establish a more stringent futility and efficacy boundary. In January 2019, we announced that we received notice from the FDA that they were placing a partial clinical hold on AIM2CERV. The FDA’s communication stated that the partial clinical hold relates to their requests for additional information pertaining to certain AXAL chemistry, manufacturing and controls (CMC) matters. The Agency did not cite any safety issues related to the trial and all enrolled patients continued to receive treatment, per the trial protocol. However, no new patients were enrolled in AIM2CERV until resolution of this partial clinical hold, which we announced on May 15, 2019. As a result of the lifting of the partial clinical hold, we are in the process of resuming enrollment in AIM2CERV.

Head and Neck Cancer

Squamous Cell Carcinoma of the Head and Neck (“SCCHN”) is the most frequently occurring malignant tumor of the head and neck and is a major cause of morbidity and mortality worldwide. More than 90% of SCCHNs originate from the mucosal linings of the oral cavity, pharynx, or larynx and 70% of these cancers are caused by HPV. According to the Surveillance, Epidemiology, and End Results (“SEER”) database head and neck cancer accounts for about 3% of all cancers in the United States. But while the Pap smear and other HPV tests have reduced rates of cervical cancer, rates of oral cavity and pharynx cancer are growing, with 53,000 new cases projected to be diagnosed in the United Stated in 2019 according to the SEER database.

A study published in the Annals of Internal Medicine found that approximately 12% of U.S. men and 3% of women were actively infected with oral HPV between 2011 and 2014. That totals 11 million men and 3 million women who are at risk for developing SCCHN. SCCHN is typically asymptomatic until it has metastasized, and screening options do not exist. The only way to prevent infection is the HPV vaccine, but compliance has been low to date. Another challenge is that preventative vaccines cannot protect those already infected or older than age 26, leaving several generations of Americans vulnerable to SCCHN with no way of knowing if cancer is silently growing.

We conducted a clinical trial in collaboration with MedImmune on a Phase 1/2, open-label, multicenter, two part trial to evaluate safety and efficacy of axalimogene filolisbac, in combination with durvalumab (MEDI4736), for patients with metastatic squamous or non-squamous carcinoma of the cervix and metastatic HPV-associated SCCHN. Part 1 of this trial is complete and the Company and MedImmune have decided to not continue further enrollment into the expansion phases of this study.

We plan to initiate an investigator-sponsored trial with a major research center in head and neck cancer in 2019. Axalimogene filolisbac has received FDA orphan drug designation for HPV-associated head and neck cancer.

Prostate Cancer (ADXS-PSA)

According to the American Cancer Society, prostate cancer is the second most common type of cancer found in American men and is the second leading cause of cancer death in men, behind only lung cancer. According to the SEER database, more than 174,000 men are estimated to be diagnosed with prostate cancer in 2019, with approximately 32,000 deaths each year. Unfortunately, in about 10 – 20% of cases, men with prostate cancer will go on to develop castration-resistant prostate cancer (“CRPC”), which refers to prostate cancer that progresses despite androgen deprivation therapy. Metastatic CRPC (“mCRPC”) occurs when the cancer spreads to other parts of the body and there is a rising prostate-specific antigen (“PSA”) level. This stage of prostate cancer has an average survival of 9-13 months, is associated with deterioration in quality of life, and has few therapeutic options available.

According to a data review published by MD Anderson Cancer Center in 2016, checkpoint inhibitor monotherapy has not shown significant activity in mCRPC to date. The authors hypothesize that may be due to the inability of the checkpoint inhibitor to infiltrate the tumor microenvironment, and that combination therapy with agents that induce T cell infiltration within the tumor may improve performance of checkpoints in prostate cancer. Data from the Keynote-199 trial in bone predominant-mCRCP patients treated with KEYTRUDA® (“pembrolizumab”) was presented at the 2018 ASCO Annual Meeting. In this trial, only 4 out of 60 patients (7%) had decrease PSA post-baseline, with only one case that was ≥50%. The total SD/disease stabilization rate was 37%.

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

We have entered into a clinical trial collaboration and supply agreement with Merck to evaluate the safety and efficacy of ADXS-PSA as monotherapy and in combination with KEYTRUDA® (“pembrolizumab”), Merck’s anti PD-1 antibody, in a Phase 1/2, open-label, multicenter, dose determination and expansion trial in patients with previously treated metastatic, castration-resistant prostate cancer (Keynote-046). ADXS-PSA was tested alone or in combination with KEYTRUDA® in an advanced and heavily pretreated patient population who had progressed on androgen deprivation therapy. A total of 13 and 37 patients were evaluated on monotherapy and combination therapy, respectively. For the ADXS-PSA monotherapy dose escalation and determination portion of the trial, cohorts were started at a dose of 1x109 colony forming units (cfu) (n=7) and successfully escalated to higher dose levels of 5x109 cfu (n=3) and 1x1010 cfu (n=3) without achieving a maximum tolerated dose. Treatment emergent adverse events noted at these higher dose levels were generally consistent with those observed at the lower dose level (1x109 cfu) other than a higher occurrence rate of Grade 2/3 hypotension. The ADXS-PSA monotherapy dose-determination phase of the trial has been completed. The Recommended Phase II Dose (RP2D) of ADXS-PSA monotherapy was determined to be 1x 109 cfu based on a review of the totality of the clinical data. This dose was used in combination with 200mg of pembrolizumab in a cohort of six patients to evaluate the safety of the combination before moving into an expanded cohort of patients. The safety of the combination was confirmed and enrollment in the expansion cohort phase was initiated. Enrollment in this phase of the trial (n=37) was completed in January 2017.

Data of this study in mCRPC patients treated with ADXS-PSA monotherapy (Part A) and in combination with pembrolizumab (Part B) were presented at the American Society of Clinical Oncology (ASCO) Annual Meeting in June 2018 and updated survival data presented at the American Association of Cancer Research (AACR) in March 2019. At entry, Part A and Part B patients were similar in age (~70 yrs), Gleason score (~8.3), absence of visceral metastases (71% vs. 70%) and prior abiraterone use. Part B patients had higher median baseline PSA values (40.6 vs. 20.8 ng/ml), and more prior enzalutamide (53% vs. 26%) and chemotherapy (49% vs. 36%) use versus Part A patients. A total of 49 patients (98%) experienced treatment-related adverse events (TRAE), mainly chills, fever, nausea and hypotension. Five Part A and 13 Part B patients had grade 3-4 events: fatigue, hypotension, hypertension, anemia. Treatment-related adverse events (TRAEs) were mostly mild or moderate constitutional symptoms such as fever, chills, rigors, hypotension, nausea and fatigue, consistent with immune activation and manageable with standard care. One patient in the monotherapy arm was discontinued from the study due to a grade 4 TRAE related to cytokine release, which resolved within 24 hours using medical management. Overall, two Part A (14%) v 16 Part B patients (43%) had a decreased PSA post-baseline. Of these, seven Part B (22%) versus 0 Part A patients achieved a PSA reduction ≥50% from baseline. Part B patients had higher rates (56.8%) of stable disease/disease stabilization than Part A patients (38.5%). Part B patients had higher rates (27%) of stable disease than monotherapy patients (7.7%). Median overall survival (mOS) was 21.1 months at data cutoff in Part B patients and 36 of the 37 patients were microsatellite instability-high (MSI-high) negative which often do not respond to checkpoint inhibitors. In this population of heavily pretreated mCRPC patients, ADXS-PSA + pembrolizumab had a manageable safety profile (mostly grade 1-2 TRAEs) and showed a greater level of activity compared to monotherapy.

Personalized Neoantigen-Directed Therapies (ADXS-NEO)

ADXS-NEO is an individualized Lm Technology antigen delivery product developed using whole-exome sequencing of a patient’s tumor to identify mutation specific neoantigens. ADXS-NEO is designed to work by presenting a large payload of neoantigens directly into dendritic cells within the patient’s immune system and stimulating a T cell response against cancerous cells.

The FDA allowed the IND application of ADXS-NEO and in June 2018 we announced the commencement of a Phase 1 trial with the dosing of the first patient with ADXS-NEO. ADXS-NEO is being evaluated in an open-label, dose-escalation, multicenter clinical trial in the United States. The study is open to patients with metastatic non-small cell lung cancer (NSCLC), metastatic microsatellite stable colon cancer and metastatic squamous head and neck cancer. The study had been in development in collaboration with Amgen until December 2018, when Amgen provided us with a notice of termination of their existing collaboration. During 2019, we presented early immune response and clinical data from this study, which showed that two microsatellite stable (MSS) colorectal cancer patients dosed with ADXS-NEO at 1x108 cfu demonstrated increased CD8+ T cell infiltration in the tumor microenvironment after three doses of ADXS-NEO. Both patients had metastatic colorectal cancer, which is considered to be a “cold” tumor and typically exhibits little CD8+ T cell infiltration and resistance to immunotherapy, yet both successfully transitioned from “cold” tumors into “hot” tumors with ADXS-NEO therapy. An estimated 80-85% of colorectal cancer patients are MSS. Dosing of ADXS-NEO at 1x108 cfu has been well-tolerated in two patients. ADXS-NEO dosed at 1x109 cfu was beyond the maximum tolerated dose (MTD) leading to reversible Grade 3 hypoxia (n=2) and Grade 3 hypotension (n=1) and as a result were dose-limiting toxicities (DLTs).

We plan to continue to provide updates on this study during 2019, as data becomes available.

Disease Focused Hotspot/Off-the-Shelf Neoantigen Therapies (ADXS-HOT)

We have created a new group of immunotherapy constructs for major cancers that is designed to combine our optimized Lm Technology vector with promising targets to generate potent anti-cancer immunity. The ADXS-HOT program is a series of novel cancer immunotherapies that target somatic mutations (“hotspots”), cancer testis antigens (“CTAs”) and oncofetal antigens (“OFAs”). These three types of targets form the basis of the ADXS-HOT program because they are designed to be more capable of generating potent, tumor specific, and high strength killer T cells, versus more traditional over-expressed native sequence TAAs. Most hotspot mutations and OFA/CTA proteins play critical roles in oncogenesis; targeting both at once could significantly impair cancer proliferation. The ADXS-HOT products combine many of the potential high avidity targets that are expressed in all patients with the target disease into one “off-the-shelf”, ready to administer treatment. The ADXS-HOT technology has a strong Intellectual Property (“IP”) position, with potential protection into 2038, and an IP filing strategy providing for broad coverage opportunities across multiple disease platforms and combination therapies.

In July 2018, we announced that the U.S. Food and Drug Administration (FDA) allowed our IND application for our ADXS-HOT drug candidate for non-small cell lung cancer (NSCLC). In February 2019, we announced that the first patient has been enrolled into the study. We anticipate a preliminary readout of safety, tolerability and immune correlative data during 2019.

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

In September 2018, we announced that we had granted a license to OS Therapies, LLC (“OS Therapies”) for the use of ADXS31-164, also known as ADXS-HER2, for evaluation in the treatment of osteosarcoma in humans. Under the terms of the license agreement, OS Therapies, will be responsible for the conduct and funding of a clinical study evaluating ADXS-HER2 in recurrent, completely resected osteosarcoma. Pursuant to the agreement, we are to receive an upfront payment, reimbursement for product supply and other support, clinical, regulatory, and sales-based milestone payments, and royalties on future product sales. Additional details of the financial terms have not been disclosed.

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

Recent Developments

Resignation of Robert Petit

On May 13, 2019, Robert Petit, Ph.D., our Executive Vice President and Chief Scientific Officer, announced that he is stepping down as Chief Scientific Officer effective as of the close of business on June 3, 2019. Dr. Petit will continue to support the Company as an advisor and consultant as the new Chair of the Advaxis Scientific Advisory Board.

FDA Clinical Hold Release

On May 15, 2019, we announced that the United States Food and Drug Administration (“FDA”) has lifted the partial clinical hold on AIM2CERV, (AXAL) for the treatment of patients with high-risk locally advanced cervical cancer. In its letter, the FDA acknowledged that we satisfactorily addressed all hold questions.

Results of Operations for the Three Months Ended April 30, 2019 and 2018

Revenue

Revenue decreased approximately $0.5 million to $1.2 million for the three months ended April 30, 2019 compared to $1.7 million for the three months ended April 30, 2018. The decrease was due to the termination of the collaboration agreement with Amgen effective February 8, 2019. Revenue associated with the performance related to the upfront fees received was approximately $0.3 million for the three months ended April 30, 2019 as compared to $1.7 million during the same period in 2018. In addition, during the three months ended April 30, 2019, the reimbursement of research and development costs of approximately $0.9 million was included in revenue as a result of adoption of ASC 606, whereas during the three months ended April 30, 2018, we recorded reductions in research and development expenses of approximately $1.6 million pertaining to the reimbursement of research and development costs.

Research and Development Expenses

We invest in research and development to advance our Lm technology through our pre-clinical and clinical development programs. Research and development expenses for the three months ended April 30, 2019 and April 30, 2018 were categorized as follows (in thousands):

	Three Months Ended April 30,		Increase (Decrease)
	2019	2018	$	%

HPV-associated cancers	$1,950	$4,386	$(2,436)	(56)%
Personalized neoantigen-directed therapies	103	530	(427)	(81)
Hotspot mutation-based ‘off the shelf’ therapies	960	35	925	2,643
Prostate cancer	(214)	846	(1,060)	(125)
Other expenses	3,170	6,165	(2,995)	(49)
Partner reimbursements	-	(1,594)	1,594	(100)
Total research & development expense	$5,969	$10,368	$(4,399)	(42)%

Stock-based compensation expense included in research and development expense	$258	$526	$(268)	(51)%

HPV-Associated Cancers

The majority of the HPV-associated research and development costs include clinical trial and other related costs associated with our axalimogene filolisbac (AXAL) programs in cervical and head and neck cancers. HPV-associated costs for the three months ended April 30, 2019 decreased approximately $2.4 million, or 56%, compared to the same period in 2018. The decrease resulted from the partial clinical hold by the FDA during the current period, as there was a decrease in investigator payments and the closing of several sites that did not have and patients enrolled. In May 2019, we received notification from the FDA that the partial clinical was lifted. Also adding to the reduction in costs during fiscal 2019 there was a winding down of several studies including our Fawcett study in anal cancer and our MEDI4736 study in combination with MedImmune’s investigational anti-PD-L1 immune checkpoint inhibitor, durvalumab.

Personalized Neoantigen-Directed Therapies

Research and development costs associated with personalized neoantigen-directed therapies for the three months ended April 30, 2019 decreased approximately $0.4 million, or 81%, compared to the same period in 2018. The decrease is attributable to changes in estimates made by our contract research organization, which reduced the expense in the current period. In June 2018, we announced the commencement of a Phase 1 trial with the dosing of the first patient with ADXS-NEO. ADXS-NEO is being evaluated in an open-label, dose-escalation, multicenter clinical trial in the United States. The study is open to patients with metastatic non-small cell lung cancer (NSCLC), metastatic microsatellite stable colon cancer and metastatic squamous head and neck cancer and was being developed in collaboration with Amgen, who provided reimbursement for certain research and development costs associated with conducting the clinical trial. In August 2016, we entered into a License and Collaboration Agreement, with Amgen (“Amgen Agreement”) pertaining to the development and commercialization of our ADXS-NEO program, whereby Amgen received an exclusive worldwide license to develop and commercialize the ADXS-NEO program and we and Amgen collaborated through a joint steering committee for the development and commercialization of ADXS-NEO and Amgen reimbursed us for certain research and development costs in support of the ADXS-NEO program. On December 10, 2018, we received a written termination notice from Amgen with respect to the Amgen Agreement. During 2019, we presented early immune response and clinical data from this study, which demonstrated strong T cell activation in and around the tumor microenvironment at 1x108 cfu. We plan to continue to provide updates on this study during 2019, as data becomes available.

Hotspot Mutation-Based Off-the-Shelf Therapies

Research and development costs associated with our hotspot mutation-based therapies for the three months ended April 30, 2019 increased approximately $0.9 million to $1.0 million compared to the same period in 2018. The increase is attributable to the startup costs associated with the initiation of our Phase 1/2 clinical trial. This is the first study initiated using our ADXS-HOT construct which we believe is applicable across several tumor types. On February 14, 2019, we announced that the first patient has been enrolled in this study and we anticipate having safety and immune response on the first cohort of our first clinical trial using ADXS-HOT during 2019.

Prostate Cancer

Research and development costs associated with our prostate cancer therapy for the three months ended April 30, 2019 decreased approximately $1.1 million, or 125%, compared to the same period in 2018. The decrease is attributable to the enrollment in the study ending in 2017 and we received credit memorandums from the contract research organization during the three months ended April 30, 2019. The Phase 2 study of our ADXS-PSA compound is in combination with KEYTRUDA® (pembrolizumab), Merck’s humanized monoclonal antibody against PD-1.

Other Expenses

Other expenses include salary and benefit costs, stock-based compensation expense, professional fees, laboratory costs and other internal and external costs associated with our research & development activities. Other expenses for the three months ended April 30, 2019 decreased approximately $3.0 million, or 49%, compared to the same period in 2018. The decrease was primarily attributable a decrease in salary related expenses, including stock compensation, and travel expenses resulting from a reduction in headcount. In addition, there was a decrease in laboratory costs, drug manufacturing process validation and drug stability studies supporting our Marketing Authorization Application (“MAA”) in Europe in fiscal year 2018 in support of the filing, which occurred in February 2018.

Partner Reimbursements

Partner reimbursements for the three months ended April 30, 2019 decreased approximately $1.6 million, or 100%, compared to the same period in 2018. During the three months ended April 30, 2019, the reimbursement of research and development costs of approximately $0.9 million was included in revenue as a result of adoption of ASC 606, while during the three months ended April 30, 2018, we recorded reductions in research and development expenses of approximately $1.6 million pertaining to the reimbursement of research and development costs.

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs and stock-based compensation expense for employees included in our finance, legal and administrative organizations, outside legal and professional services, and facilities costs. General and administrative expenses for the three months ended April 30, 2019 and April 30, 2018 were as follows (in thousands):

	Three Months Ended April 30,		Increase (Decrease)
	2019	2018	$	%

General and administrative expense	$3,092	$4,932	$(1,840)	(37)%

Stock-based compensation expense included in general and administrative expense	$221	$699	$(478)	(68)%

General and administrative expenses for the three months ended April 30, 2019 decreased approximately $1.8 million, or 37%, compared to the same period in 2018. The decrease is primarily attributable to a reduction in headcount, which resulted in lower salary expense, and stock-based compensation due to forfeitures of awards. In addition, there was a decrease in consulting and professional fees in the second quarter of 2019 compared to the prior year due to external strategy and program assessment work performed during fiscal year 2018.

Loss on shares issued in settlement of warrants

On March 14, 2019, we entered into private exchange agreements with certain holders of warrants issued in connection with our September 2018 public offering of common stock and warrants. Pursuant to such exchange agreements, we issued 856,865 shares of common stock to the investors in exchange for such warrants on a 1:1 basis. In connection with the warrant exchange, we recorded a loss of approximately $1.6 million for the three months ended April 30, 2019.

Results of Operations for the Six Months Ended April 30, 2019 and 2018

Revenue

Revenue increased approximately $17.1 million to $20.9 million for the six months ended April 30, 2019 compared to $3.8 million for the six months ended April 30, 2018. The increase was due to a change in the estimated performance period associated with upfront fees received from Amgen in conjunction with the collaboration agreement signed in August 2016. On December 10, 2018, we received a written notice of termination from Amgen with respect to the Amgen Agreement. The termination was effective as of February 8, 2019. As of the notification date, our adjusted revenue on a cumulative catch-up basis considering the revised measure of progress for the combined performance obligation based on the modified service period up to and through the contract termination date of February 8, 2019 resulting in additional revenue of $15.6 million. In addition, during the six months ended April 30, 2019, the reimbursement of research and development costs of approximately $2.0 million was included in revenue as a result of adoption of ASC 606, whereas during the six months ended January 31, 2018, we recorded reductions in research and development expenses of approximately $3.1 million pertaining to the reimbursement of research and development costs.

Research and Development Expenses

We invest in research and development to advance our Lm technology through our pre-clinical and clinical development programs. Research and development expenses for the six months ended April 30, 2019 and April 30, 2018 were categorized as follows (in thousands):

	Six months ended April 30,		Increase (Decrease)
	2019	2018	$	%

HPV-associated cancers	$3,161	$9,937	$(6,776)	(68)%
Personalized neoantigen-directed therapies	1,309	902	407	45
Hotspot mutation-based ‘off the shelf’ therapies	1,677	214	1,463	684
Prostate cancer	364	1,383	(1,019)	(74)
Other expenses	6,164	17,777	(11,613)	(65)
Partner reimbursements	-	(3,094)	3,094	(100)
Total research & development expense	$12,675	$27,119	$(14,444)	(53)%

Stock-based compensation expense included in research and development expense	$581	$1,799	$(1,218)	(68)%

HPV-Associated Cancers

The majority of the HPV-associated research and development costs include clinical trial and other related costs associated with our axalimogene filolisbac (AXAL) programs in cervical and head and neck cancers. HPV-associated costs for the six months ended April 30, 2019 decreased approximately $6.8 million, or 68%, compared to the same period in 2018. The decrease resulted from the partial clinical hold by the FDA during the first 4.5 months of 2019, as there was a decrease in investigator payments and the closing of several sites that did not have patients. In May 2019, we received notification from the FDA that the partial clinical hold was lifted. Also adding to the reduction in costs during fiscal 2019 there was a winding down of several studies including our Fawcett study in anal cancer and our MEDI4736 study in combination with MedImmune’s investigational anti-PD-L1 immune checkpoint inhibitor, durvalumab.

Personalized Neoantigen-Directed Therapies

Research and development costs associated with personalized neoantigen-directed therapies for the six months ended April 30, 2019 increased approximately $0.4 million, or 45%, compared to the same period in 2018. The increase is attributable to the opening of new clinical sites, the enrollment of patients and manufacturing costs for the clinical supply. In June 2018, we announced the commencement of a Phase 1 trial with the dosing of the first patient with ADXS-NEO. ADXS-NEO is being evaluated in an open-label, dose-escalation, multicenter clinical trial in the United States. The study is open to patients with metastatic non-small cell lung cancer (NSCLC), metastatic microsatellite stable colon cancer and metastatic squamous head and neck cancer and was being developed in collaboration with Amgen, who provided reimbursement for certain research and development costs associated with conducting the clinical trial. In August 2016, we entered into a License and Collaboration Agreement, with Amgen (“Amgen Agreement”) pertaining to the development and commercialization of our ADXS-NEO program, whereby Amgen received an exclusive worldwide license to develop and commercialize the ADXS-NEO program and we and Amgen collaborated through a joint steering committee for the development and commercialization of ADXS-NEO and Amgen reimbursed us for certain research and development costs in support of the ADXS-NEO program. On December 10, 2018, we received a written termination notice from Amgen with respect to the Amgen Agreement. During 2019, we presented early immune response and clinical data from this study, which demonstrated strong T cell activation in and around the tumor microenvironment at 1x108 cfu. We plan to continue to provide updates on this study during 2019, as data becomes available.

Hotspot Mutation-Based Off-the-Shelf Therapies

Research and development costs associated with our hotspot mutation-based therapies for the six months ended April 30, 2019 increased approximately $1.5 million to $1.7 million compared to the same period in 2018. The increase is attributable to the startup costs associated with the initiation of the Phase 1/2 clinical trial. This is the first study initiated using our ADXS-HOT construct which we believe is applicable across several tumor types. On February 14, 2019, we announced that the first patient has been enrolled in this study and we anticipate having safety and immune response on the first cohort of our first clinical trial using ADXS-HOT during 2019.

Prostate Cancer

Research and development costs associated with our prostate cancer therapy for the six months ended April 30, 2019 decreased approximately $1.0 million, or 74%, compared to the same period in 2018. The decrease is attributable to the enrollment in the study ending in 2017. The Phase 2 study of our ADXS-PSA compound is in combination with KEYTRUDA® (pembrolizumab), Merck’s humanized monoclonal antibody against PD-1.

Other Expenses

Other expenses include salary and benefit costs, stock-based compensation expense, professional fees, laboratory costs and other internal and external costs associated with our research & development activities. Other expenses for the six months ended April 30, 2019 decreased approximately $11.6 million, or 65%, compared to the same period in 2018. The decrease was primarily attributable to a decrease in laboratory costs, drug manufacturing process validation and drug stability studies supporting our Marketing Authorization Application (“MAA”) in Europe in fiscal year 2018 in support of the filing, which occurred in February 2018. In addition, there was a decrease in salary related expenses, including stock compensation, and travel expenses resulting from a reduction in headcount.

Partner Reimbursements

Partner reimbursements for the six months ended April 30, 2019 decreased approximately $3.1 million, or 100%, compared to the same period in 2018. During the six months ended April 30, 2019, the reimbursement of research and development costs of approximately $2.0 million was included in revenue as a result of adoption of ASC 606, while during the six months ended April 30, 2018,we recorded reductions in research and development expenses of approximately $3.1 million pertaining to the reimbursement of research and development costs.

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs and stock-based compensation expense for employees included in our finance, legal and administrative organizations, outside legal and professional services, and facilities costs. General and administrative expenses for the six months ended April 30, 2019 and April 30, 2018 were as follows (in thousands):

	Six months ended April 30,		Increase (Decrease)
	2019	2018	$	%

General and administrative expense	$5,759	$10,785	$(5,026)	(47)%

Stock-based compensation expense included in general and administrative expense	$520	$2,235	$(1,715)	(77)%

General and administrative expenses for the six months ended April 30, 2019 decreased approximately 5.0 million, or 47%, compared to the same period in 2018. The decrease is primarily attributable to a reduction in headcount, which resulted in lower salary expense, and stock-based compensation due to forfeitures of awards. In addition, there was a decrease in consulting and professional fees during the six months ended April 30, 2019 compared to the prior year due to external strategy and program assessment worked performed during fiscal year 2018.

Changes in Fair Values

For the six months ended April 30, 2019, we recorded non-cash income from changes in the fair value of the warrant liability of approximately $2.4 million. The decrease in the fair value of liability warrants resulted from a decrease in our share price from October 31, 2018 to April 30, 2019.

Loss on shares issued in settlement of warrants

On March 14, 2019, we entered into private exchange agreements with certain holders of warrants issued in connection with our September 2018 public offering of common stock and warrants. Pursuant to such exchange agreements, we issued 856,865 shares of common stock to the investors in exchange for such warrants on a 1:1 basis. In connection with the warrant exchange, we recorded a loss of approximately $1.6 million for the six months ended April 30, 2019.

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

Historically, our major sources of cash have comprised proceeds from various public and private offerings of our common stock, debt financings, clinical collaborations, option and warrant exercises, NOL tax sales, income earned on investments and grants, and interest income. From October 2013 through April 2019, we raised approximately $275 million in gross proceeds from various public and private offerings of our common stock. We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future. As of April 30, 2019 and October 31, 2018, we had an accumulated deficit of approximately $364.2 million and $367.7 million, respectively, and stockholders’ equity of approximately $43.2 million and $24.1 million, respectively.

As of April 30, 2019, we had approximately $33.7 million in cash and cash equivalents. Management’s plans to mitigate an expected shortfall of capital, to support future operations, include raising additional funds. It is our belief that we expect to have sufficient capital to fund our obligations, as they become due, in the ordinary course of business until January 2020. The actual amount of cash that we will need to operate is subject to many factors. We have based this estimate on assumptions that may prove to be wrong, and we could use available capital resources sooner than currently expected. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amount of increased capital outlays and operating expenses associated with completing the development of our current product candidates.

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

Cash Flows

Operating Activities

Net cash used in operating activities was approximately $19.8 million for the six months ended April 30, 2019 compared to $30.8 million for the six months ended April 30, 2018. Net cash used in operating activities includes spending associated with our clinical trial programs and general and administrative activities.

Investing Activities

Net cash used in investing activities was approximately $0.7 million for the six months ended April 30, 2019 compared to net cash provided by investing activities of $35.1 million for the six months ended April 30, 2018. During fiscal year 2018, many of our remaining short-term investment securities matured and a portion of the proceeds were used to fund operating activities. In addition, there was a reduction in property and equipment purchases during the six months ended April 30, 2019 of approximately $1.2 million as compared to the prior year.

Financing Activities

Net cash provided by financing activities was approximately $9.1 million for the six months ended April 30, 2019 as compared to $21.0 million for the six months ended April 30, 2018. In fiscal 2019, we received net proceeds of approximately $9.0 million from the sales of 2,500,000 shares of our common stock in a public offering while in fiscal 2018, we received net proceeds of approximately $18.4 million from the sales of 666,667 shares of our common stock in a public offering and approximately $2.7 million from the sale of 58,775 shares of our common stock in at-the-market transactions.

Off-Balance Sheet Arrangements

As of April 30, 2019, our total future minimum lease payments under noncancelable operating leases was approximately $8.9 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At April 30, 2019, we had approximately $33.7 million in cash and cash equivalents, which consisted primarily of bank deposits and money market funds. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. We use a combination of internal and external management to execute its investment strategy and achieve its investment objectives. We typically invest in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

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

Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2019, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is from time to time involved in legal proceedings in the ordinary course of our business. The Company does not believe that any of these claims or proceedings against us is likely to have, individually or in the aggregate, a material adverse effect on the financial condition or results of operations. Refer to Note 10 to our condensed financial statements for more information on legal proceedings.

Item 1A. Risk Factors

See the Company’s most recent annual report filed on Form 10-K (Part I, Item 1A). There has been no material change in this information. The risks described in the annual report on Form 10-K, and the information in the section of this document entitled “Cautionary Note Regarding Forward Looking Statements” are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the risks described in the annual report on Form 10-K actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our Common Stock could decline, and you may lose all or part of your investment

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Advaxis, Inc., filed as Exhibit 3.1 with the Registrant’s Current Form on Form 8-K filed on March 1, 2019, and incorporated herein by reference.

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Advaxis, Inc., filed as Exhibit 3.1 with the Registrant’s Current Form on Form 8-K filed on March 29, 2019, and incorporated herein by reference.

10.1	Form of Exchange Agreement dated March 14, 2019.

31.1*	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVAXIS, INC.
Registrant

Date: June 10, 2019	By:	/s/ Kenneth A. Berlin
Kenneth A. Berlin
President and Chief Executive Officer

	By:	/s/ Molly Henderson
Molly Henderson
Executive Vice President, Chief Financial Officer

