Form 10-Q
period 2019-07-31
Advaxis, Inc.
filed 2019-09-09
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-36138

ADVAXIS, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0563870
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

305 College Road East, Princeton, NJ	08540
(Address of principal executive offices)	(Zip Code)

(609) 452-9813

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ADXS	NASDAQ Global Select Market

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of September 6, 2019 was 24,710,135.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ADVAXIS, INC.

CONDENSED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share data)

	July 31, 2019	October 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$41,755	$44,141
Restricted cash	-	977
Accounts receivable	-	1,664
Deferred expenses	2,167	2,072
Prepaid expenses and other current assets	1,571	1,611
Total current assets	45,493	50,465

Property and equipment (net of accumulated depreciation)	5,592	6,684
Intangible assets (net of accumulated amortization)	4,768	4,838
Other assets	280	280
Total assets	$56,133	$62,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,010	$5,646
Accrued expenses	3,576	6,185
Deferred revenue	-	4,476
Common stock warrant liability	36	6,517
Other current liabilities	48	48
Total current liabilities	5,670	22,872

Deferred revenue-net of current portion	-	14,189
Other liabilities	1,194	1,155
Total liabilities	6,864	38,216

Commitments and contingencies – Note 9

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; Series B Preferred Stock; 0 shares issued and outstanding at July 31, 2019 and October 31, 2018 Liquidation preference of $0 at July 31, 2019 and October 31, 2018	-	-
Common stock - $0.001 par value; 170,000,000 shares authorized, 19,248,851 and 4,634,189 shares issued and outstanding at July 31, 2019 and October 31, 2018, respectively	20	5
Additional paid-in capital	423,330	391,703
Accumulated deficit	(374,081)	(367,657)
Total stockholders’ equity	49,269	24,051
Total liabilities and stockholders’ equity	$56,133	$62,267

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018

Revenue	$6	$1,131	$20,883	$4,934

Operating expenses:
Research and development expenses	7,060	10,560	19,735	37,679
General and administrative expenses	3,076	4,735	8,834	15,519
Total operating expenses	10,136	15,295	28,569	53,198

Loss from operations	(10,130)	(14,164)	(7,686)	(48,264)

Other income (expense):
Interest income, net	95	149	354	439
Net changes in fair value of derivative liabilities	177	-	2,572	-
Loss on shares issued in settlement of warrants	-	-	(1,607)	-
Other expense	-	(2)	(7)	(42)
Net loss before benefit for income taxes	(9,858)	(14,017)	(6,374)	(47,867)

Income tax expense	-	-	50	50

Net loss	$(9,858)	$(14,017)	$(6,424)	$(47,917)

Net loss per common share, basic and diluted	$(1.00)	$(3.99)	$(0.94)	$(14.98)

Weighted average number of common shares outstanding, basic and diluted	9,870,461	3,511,261	6,813,494	3,197,778

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended July 31,
	2019	2018

OPERATING ACTIVITIES
Net loss	$(6,424)	$(47,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	1,565	5,987
Employee stock purchase plan expense	3	13
Gain on change in value of warrants	(2,572)	-
Loss on shares issued in settlement of warrants	1,607	-
Loss on disposal of property and equipment	290	27
Abandonment of intangible assets	625	424
Depreciation expense	848	827
Amortization expense of intangible assets	290	288
Net accretion of premiums	-	(6)
Change in operating assets and liabilities:
Accounts receivable	1,664	1,094
Prepaid expenses and other current assets	(54)	(2,433)
Income tax receivable	-	4,453
Other assets	-	(58)
Accounts payable and accrued expenses	(6,245)	(7,030)
Deferred revenue	(18,665)	(4,681)
Other liabilities	39	88
Net cash used in operating activities	(27,029)	(48,924)

INVESTING ACTIVITIES

Purchases of short-term investment securities	-	(12,487)
Proceeds from maturities of short-term investment securities	-	58,891
Purchase of property and equipment	(54)	(1,381)
Proceeds from disposal of property and equipment	8	-
Cost of intangible assets	(845)	(1,132)
Net cash (used in) provided by investing activities	(891)	43,891

FINANCING ACTIVITIES
Net proceeds of issuance of common stock and pre-funded warrants	24,471	21,042
Warrant exercise	68	-
Proceeds from employee stock purchase plan	19	22
Tax withholdings paid related to net share settlement of equity awards	-	(87)
Employee tax withholdings paid on equity awards	(15)	(458)
Tax shares sold to pay for employee tax withholdings on equity awards	14	438
Net cash provided by financing activities	24,557	20,957

Net (decrease) increase in cash, cash equivalents and restricted cash	(3,363)	15,924
Cash, cash equivalents and restricted cash at beginning of year	45,118	24,487
Cash, cash equivalents and restricted cash at end of year	$41,755	$40,411

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed balance sheets that sum to the total of the same such amounts shown in the condensed statements of cash flows:

Cash and cash equivalents	$41,755	$39,434
Restricted cash	-	977
Total cash, cash equivalents and restricted cash shown in condensed statements of cash flows	$41,755	$40,411

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for taxes	$50	$50

SUPPLEMENTAL DISCLOSURE OF NON-CASH AND FINANCING ACTIVITIES
Property and equipment included in accounts payable and accrued expenses	$-	$57
Shares issued in settlement of warrants	$5,462	$-
Warrant liability reclassified into equity	$53	$-
Pre-funded warrant exercises	$1	$-

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS

Advaxis, Inc. (“Advaxis” or the “Company”) is a clinical-stage biotechnology company focused on the discovery, development and commercialization of proprietary Listeria monocytogenes (“Lm”) based antigen delivery products. The Company is using its Lm platform directed against tumor-specific targets in order to engage the patient’s immune system to destroy tumor cells. Through a license from the University of Pennsylvania, Advaxis has exclusive access to this proprietary formulation of attenuated Lm called Lm TechnologyTM. Advaxis’ proprietary approach is designed to deploy a unique mechanism of action that redirects the immune system to attack cancer in three distinct ways:

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

On June 27, 2019, Advaxis announced that it is increasing its focus on neoantigen-directed immunotherapies and closing the AIM2CERV Phase 3 clinical trial with axalimogene filolisbac (AXAL) in high-risk locally advanced cervical cancer. Advaxis intends to continue to support the clinical development of AXAL, its single-antigen construct, in other HPV-related cancers while redirecting resources towards advancing its neoantigen-directed programs.

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

Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its common stock, clinical collaborations, option and warrant exercises, and interest income. From October 2013 through July 2019, the Company raised approximately $292.2 million in gross proceeds ($27.0 million in fiscal year 2019) from various public and private offerings of its common stock.

As of July 31, 2019, the Company had approximately $41.8 million in cash and cash equivalents. Although the Company believes that it expects to have sufficient capital to fund its obligations, as they become due, in the ordinary course of business until at least September 2020, the actual amount of cash that it will need to operate is subject to many factors. Management’s plans to mitigate an expected shortfall of capital and to support future operations include obtaining additional funds through partnerships or strategic or financing investors. The Company has reduced its operating expenses to $28.6 million for the nine months ended July 31, 2019 as compared to $53.2 million during the comparable prior period. Furthermore, the Company expects operating expenses to be between $33 million and $37 million for fiscal year 2020, which includes approximately $6 million in non-recurring costs related to programs that are winding down.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation/Estimates

The accompanying unaudited interim condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and the accompanying unaudited condensed balance sheet as of July 31, 2019 has been derived from the Company’s October 31, 2018 audited financial statements. In the opinion of management, the unaudited interim condensed financial statements furnished include all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented.

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

Restricted Cash and Letters of Credit

During July 2017 and January 2018, the Company established two letters of credit with a financial institution as security for the purchase of custom equipment and as security for application fees associated with the Company’s Marketing Authorization Application (“MAA”) in Europe. The letters of credit were collateralized by cash which was unavailable for withdrawal or for usage for general obligations. During the nine months ended July 31, 2019, the two letters of credit were terminated and as of July 31, 2019 the Company has no restricted cash balance.

Net Income (Loss) per Share

Basic net income or loss per common share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share give effect to dilutive options, warrants, restricted stock units and other potential common stock outstanding during the period. In the case of a net loss, the impact of the potential common stock resulting from warrants, outstanding stock options and convertible debt are not included in the computation of diluted loss per share, as the effect would be anti-dilutive. In the case of net income, the impact of the potential common stock resulting from these instruments that have intrinsic value are included in the diluted earnings per share. The table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share (as of July 31, 2019, 13,079,000 pre-funded warrants are included in the basic earnings per share computation because the exercise price is nominal):

	As of July 31,
	2019	2018
Warrants	18,301,804	206,160
Stock options	405,372	353,258
Restricted stock units	16,204	47,100
Total	18,723,380	606,518

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

Amounts received prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

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

Milestone Payments. At the inception of each arrangement that includes research or development milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. An output method is generally used to measure progress toward complete satisfaction of a milestone. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and earnings in the period of adjustment.

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

	Impact of ASC 606 Adoption on Condensed Balance Sheet as of July 31, 2019
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Accounts receivable	$-	$-	$-
Prepaid expenses and other current assets	$1,571	$-	$1,571

	Impact of ASC 606 Adoption on Condensed Statement of Operations for the Three Months Ended July 31, 2019
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Revenue	$6	$-	$6
Research and Development Expenses	$7,060	$-	$7,060

	Impact of ASC 606 Adoption on Condensed Statement of Operations for the Nine Months Ended July 31, 2019
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Revenue	$20,883	1,960	18,923
Research and Development Expenses	$19,735	1,960	17,775

	Impact of ASC 606 Adoption on Condensed Statement of Cash Flows for the Nine Months Ended July 31, 2019
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Accounts receivable	$-	$-	$-
Prepaid expenses and other current assets	$1,571	-	1,571

The most significant change to the Company’s accounting for revenue as a result of the adoption of ASC 606 relates to its treatment of clinical development payments it receives in its collaboration and licensing agreement with Amgen, Inc. (“Amgen”). Under ASC 605, the Company accounted for the clinical development payments as a reduction of research and development expenses in the statement of operations. Under ASC 606, the Company accounted for the reimbursements for research and development costs as revenue. For further discussion of the adoption of this standard, see Note 8.

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

3. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following (in thousands):

	July 31, 2019	October 31, 2018

Leasehold improvements	$2,335	$2,321
Laboratory equipment	5,030	5,510
Furniture and fixtures	746	746
Computer equipment	409	409
Construction in progress	17	17
Total property and equipment	8,537	9,003
Accumulated depreciation and amortization	(2,945)	(2,319)
Net property and equipment	$5,592	$6,684

Depreciation expense for each of the three months ended July 31, 2019 and 2018 was approximately $0.3 million. Depreciation expense for each of the nine months ended July 31, 2019 and 2018 was approximately $0.8 million.

4. INTANGIBLE ASSETS

Intangible assets, net consist of the following (in thousands):

	July 31, 2019	October 31, 2018

Patents	$6,085	$5,970
Licenses	777	777
Software	117	117
Total intangibles	6,979	6,864
Accumulated amortization	(2,211)	(2,026)
Intangible assets	$4,768	$4,838

The expirations of the existing patents range from 2019 to 2039 but the expirations can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. Patent applications having a net book value of approximately $0.3 million and $0.1 million were abandoned and were charged to research and development expenses in the statement of operations for the three months ended July 31, 2019 and 2018, respectively. Patent applications having a net book value of approximately $0.6 million and $0.4 million were abandoned and were charged to research and development expenses in the statement of operations for the nine months ended July 31, 2019 and 2018, respectively. Amortization expense for intangible assets that was charged to general and administrative expense in the statement of operations aggregated approximately $0.1 million for each of the three months ended July 31, 2019 and 2018, respectively. Amortization expense for intangible assets that was charged to general and administrative expense in the statement of operations aggregated approximately $0.3 million for each of the nine months ended July 31, 2019 and 2018, respectively.

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

At July 31, 2019, the estimated amortization expense by fiscal year based on the current carrying value of intangible assets is as follows (in thousands):

Year ended October 31,

2019 (Remaining)	$96
2020	371
2021	352
2022	352
2023	352
Thereafter	3,245
Total	$4,768

5. ACCRUED EXPENSES:

	July 31, 2019	October 31, 2018

Salaries and other compensation	$812	$2,035
Vendors	2,333	3,660
Professional fees	431	490
Total accrued expenses	$3,576	$6,185

6. COMMON STOCK PURCHASE WARRANTS AND WARRANT LIABILITY

As of July 31, 2019, there were outstanding warrants to purchase 31,380,804 shares of our common stock with exercise prices ranging from $0.001 to $281.25 per share. Information on the outstanding warrants is as follows:

Exercise Price	Number of Shares Underlying Warrants	Expiration Date	Summary of Warrants
$2.80	18,229,500	April 2024	July 2019 Public Offering
$0.001	13,079,000	April 2024	July 2019 Public Offering- Pre-Funded
$281.25	25	N/A	Other Warrants
$0.372	72,279	September 2024	September 2018 Public Offering
Grand Total	31,380,804

As of October 31, 2018, there were outstanding warrants to purchase 944,635 shares of our common stock with exercise prices ranging from $22.50 to $281.25 per share. Information on the outstanding warrants is as follows:

Exercise Price	Number of Shares Underlying Warrants	Expiration Date	Summary of Warrants
$281.25	25	N/A	Other Warrants
$56.25	166	March 2019	March 2014 Public Offering- Placement Agent
$22.50	944,444	September 2024	September 2018 Public Offering
Grand Total	944,635

A summary of warrant activity was as follows (in thousands, except share and per share data):

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding and exercisable warrants at October 31, 2018	944,635	$22.50	$-
Issued	31,885,500	1.60
Exercised	(592,300)	0.12
Exchanged	(856,865)	22.50
Expired	(166)	56.25
Outstanding and exercisable warrants at July 31, 2019	31,380,804	$1.63	$7,259

As of July 31, 2019, the Company had 31,308,525 of its total 31,380,804 outstanding warrants classified as equity (equity warrants). As of October 31, 2018, the Company had 191 of its total 944,635 outstanding warrants classified as equity (equity warrants). At issuance, equity warrants are recorded at their relative fair values, using the relative fair value method, in the stockholders’ equity section of the balance sheet.

Shares Issued in Settlement of Warrants

On March 14, 2019, the Company entered into private exchange agreements with certain holders of warrants issued in connection with the Company’s September 2018 public offering of common stock and warrants. The warrants being exchanged provided for the purchase of up to an aggregate of 856,865 shares of the Company’s common stock at an exercise price of $22.50, with an expiration date of September 11, 2024. Pursuant to such exchange agreements, the Company issued 856,865 shares of common stock to the investors in exchange for such warrants on a 1:1 basis. The exchange of warrants for common stock caused the down round provision to be triggered and the exercise price of the warrants that were not exchanged were reduced from $22.50 to $4.50. The warrants were valued at approximately $3.9 million on the March 14, 2019 using the Monte Carlo simulation model. In determining the fair warrant of the warrants issued on March 14, 2019, the Company used the following inputs in its Monte Carlo simulation model exercise price $22.50, stock price $6.45, expected term 5.50 years, volatility 96.37% and risk free interest rate 2.44%. In connection with the exchange of warrants for common stock, the Company recorded a loss of approximately $1.6 million as the fair value of the shares issued exceeded the fair value of warrants exchanged.

Warrant Liability

As of July 31, 2019, the Company had 72,279 of its total 31,380,804 outstanding warrants classified as liabilities (liability warrants). As of October 31, 2018, the Company had 944,444 of its total 944,635 outstanding warrants classified as liabilities (liability warrants). These warrants contain a down round feature, except for exempt issuances as defined in the warrant agreement, in which the exercise price would immediately be reduced to match a dilutive issuance of common stock, options, convertible securities and changes in option price or rate of conversion. In April 2019, the down round feature was triggered a second time due to the sale of 2,500,000 common shares (see Note 10) and the exercise price of the warrants were reduced from $4.50 to $3.72. In July 2019, the down round feature was triggered a third time due to the sale of 10,650,000 common shares and 13,656,000 pre-funded warrants (see Note 10) and the exercise price of the warrants were reduced from $3.72 to $0.372. The warrants require liability classification as the warrant agreement requires the Company to maintain an effective registration statement and does not specify any circumstances under which net cash settlement would be permitted or required. As a result, net cash settlement is assumed and liability classification is warranted. For these liability warrants, the Company utilized the Monte Carlo simulation model to calculate the fair value of these warrants at issuance and at each subsequent reporting date.

As of July 31, 2019 and October 31, 2018, the fair value of the warrant liability was approximately $36,000 and $6.5 million, respectively. For the three and nine months ended July 31, 2019, the Company income of approximately $0.2 million and $2.6 million, respectively. For each of the three and nine months ended July 31, 2018, the Company reported income of $0.

In measuring the warrant liability at July 31, 2019 and October 31, 2018, the Company used the following inputs in its Monte Carlo simulation model:

	July 31, 2019	October 31, 2018
Exercise Price	$0.372	$22.50
Stock Price	$0.56	$8.40
Expected Term	5.12 years	5.87 years
Volatility %	97.73%	97.47%
Risk Free Rate	1.84%	3.03%

7. SHARE BASED COMPENSATION

The following table summarizes share-based compensation expense included in the Statement of Operations (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
Research and development	$241	$543	$822	$2,342
General and administrative	223	1,409	743	3,645
Total	$464	$1,952	$1,565	$5,987

Restricted Stock Units (RSUs)

A summary of the Company’s RSU activity and related information for the nine months ended July 31, 2019 is as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value

Balance at October 31, 2018	32,614	$70.41
Vested	(10,949)	71.84
Cancelled	(5,461)	110.24
Balance at July 31, 2019	16,204	$56.02

As of July 31, 2019, there was approximately $0.4 million of unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a remaining weighted average vesting period of approximately 1.11 years.

As of July 31, 2019, the aggregate intrinsic value of non-vested RSU’s was approximately $9,000.

Employee Stock Awards

Common Stock issued to executives and employees related to vested incentive retention awards, employment inducements and management purchases totaled 408 shares and 14,351 shares (12,683 shares on a net basis after employee taxes) during the three months ended July 31, 2019 and 2018, respectively. Total stock compensation expense associated with employee awards for the three months ended July 31, 2019 and 2018 was approximately $0.2 million and $0.9 million, respectively.

Common Stock issued to executives and employees related to vested incentive retention awards, employment inducements and management purchases totaled 10,947 shares and 44,603 shares (41,579 shares on a net basis after employee taxes) during the nine months ended July 31, 2019 and 2018 respectively. Total stock compensation expense associated with employee awards for the nine months ended July 31, 2019 and 2018 was approximately $0.7 million and $2.9 million, respectively.

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

Director Stock Awards

Common stock issued to Directors for compensation related to board and committee membership totaled 0 shares and 3,000 shares for three months ended July 31, 2019 and 2018, respectively. During the three months ended July 31, 2019 and 2018, total stock compensation expense associated with Director awards was approximately $0 and $71,000 respectively.

Common stock issued to Directors for compensation related to board and committee membership totaled 0 shares and 5,000 shares for the nine months ended July 31, 2019 and 2018, respectively. During the nine months ended July 31, 2019 and 2018, total stock compensation expense associated with Director awards was $0 and $0.2 million, respectively.

Included in compensation expense for the nine months ended July 31, 2018 is approximately $10,000 recognized as a result of the modification of certain RSU’s associated with a Board member that decided not to run for re-election in March 2018. The vesting was accelerated on all the outstanding RSU’s.

Stock Options

A summary of changes in the stock option plan for the nine months ended July 31, 2019 is as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at October 31, 2018:	330,071	$122.79
Granted	106,132	5.44
Cancelled or Expired	(30,831)	33.18
Outstanding at July 31, 2019	405,372	98.88
Vested and Exercisable at July 31, 2019	239,276	$155.72

Total compensation cost related to the Company’s outstanding stock options, recognized in the statement of operations for the three months ended July 31, 2019 and 2018 was approximately $0.3 million and $0.9 million, respectively. For the nine months ended July 31, 2019 and 2018, compensation cost related to the Company’s outstanding stock options was approximately $0.9 million and $2.9 million, respectively. Included in compensation expense for the nine months ended July 31, 2018 is approximately $77,000 recognized as a result of the modification of certain option agreements associated with two Board members that decided not to run for re-election in March 2018. For the modified options, the vesting was accelerated and the expiration dates were changed to the earlier of the original expiration date or March 21, 2023.

As of July 31, 2019, there was approximately $1.6 million of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 1.74 years.

As of July 31, 2019, the aggregate intrinsic value of vested and exercisable options was $0.

In determining the fair value of the stock options granted during the nine months ended July 31, 2019 and 2018, the Company used the following inputs in its Black Scholes Merton model:

	Nine Months Ended July 31,
	2019	2018

Expected Term	5.50-6.51 years	5.35 – 6.51 years
Expected Volatility	90.29%-104.99%	94.61%-100.34%
Expected Dividends	0%	0%
Risk Free Interest Rate	1.75%-3.15%	1.81 – 2.93%

Employee Stock Purchase Plan

During the nine months ended July 31, 2019, the Company issued 4,585 shares that were purchased under the 2018 Employee Stock Purchase Plan.

During the nine months ended July 31, 2018, the Company issued 10,681 shares that were purchased under the 2011 & 2018 Employee Stock Purchase Plans.

8. COLLABORATION AND LICENSING AGREEMENTS

Amgen

On August 1, 2016, the Company entered into a global agreement (the “Amgen Agreement”) with Amgen for the development and commercialization of the Company’s ADXS-NEO, a then- preclinical investigational immunotherapy, using the Company’s proprietary Listeria monocytogenes attenuated bacterial vector which activates a patient’s immune system to respond against unique mutations, or neoepitopes, contained in and identified from an individual patient’s tumor. Under the terms of the Amgen Agreement, Amgen received an exclusive worldwide license to develop and commercialize ADXS-NEO. Amgen made an upfront payment to Advaxis of $40 million and purchased directly from Advaxis 203,163 shares of the Company’s common stock, at approximately $123.00 per share (representing a purchase at market using a 20 day VWAP methodology) for a total of $25 million. Amgen assisted in funding the clinical development and commercialization of ADXS-NEO and Advaxis retained manufacturing responsibilities. Advaxis and Amgen collaborated through a joint steering committee for the development and commercialization of ADXS-NEO. Advaxis received reimbursements for research and development costs and Advaxis was eligible to receive future contingent payments based on development, regulatory and sales milestone payments of up to $475 million and high single digit to double digit royalty payments based on worldwide sales by Amgen.

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

During the three months ended July 31, 2019 and 2018, the Company recognized revenue from the Amgen Agreement of approximately $0 and $1.1 million, respectively. During the nine months ended July 31, 2019 and 2018, the Company recognized revenue from the Amgen Agreement of approximately $20.6 million and $4.7 million, respectively. During the three and nine months ended July 31, 2018, Company recorded reductions in research and development expenses of approximately $1.4 million and $4.5 million, respectively, pertaining to the reimbursement of research and development costs. During the three and nine months ended July 31, 2019, the reimbursement of research and development costs of approximately $0 million and $2.0 million, respectively, was included in revenue.

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

During the year ended October 31, 2018, the USDA’s Center for Veterinary Biologics granted Aratana conditional approval for its canine osteosarcoma vaccine using Advaxis’ technology. During the three months ended July 31, 2019 and 2018, Advaxis recognized royalty revenue totaling approximately $6,000 and $2,000, respectively, from Aratana’s sales of the canine osteosarcoma vaccine. During the nine months ended July 31, 2019 and 2018, Advaxis recognized royalty revenue totaling approximately $8,000 and $3,000, respectively, from Aratana’s sales of the canine osteosarcoma vaccine. On July 16, 2019, Aratana announced their shareholders approved a merger agreement with Elanco Animal Health (Elanco) whereby Elanco will be the majority shareholder in Aratana. All of the terms of the Aratana Agreement remain in effect.

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

During each of the nine months ended July 31, 2019 and 2018, the Company recorded $0.25 million in revenue for the annual license fee renewal. Since Advaxis has no significant obligation to perform after the license transfer and has provided GBP with the right to use its intellectual property, performance is satisfied when the license renews. In addition, GBP paid $2.25 million to the contract research organization that manages the Company’s AIM2CERV clinical trial. On June 27, 2019, Advaxis announced that it is closing the AIM2CERV Phase 3 clinical trial with AXAL in high-risk locally advanced cervical cancer.

9. COMMITMENTS AND CONTINGENCIES

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

On April 2, 2019, the Arbitrator denied the Company’s early application for summary disposition of Stendhal’s claims. No reasoning was provided. On April 26, 2019, Stendhal served its Statement of Claim, and on May 23, 2019, the Company served its Statement of Defense and Counterclaim. A hearing for the arbitration is scheduled to begin on October 21, 2019. At this time, the Company is unable to predict the likelihood of an unfavorable outcome.

10. STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three and nine months ended July 31, 2019 and 2018 is presented below (in thousands, except share data):

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at November 1, 2017	-	$-	2,744,196	$3	$355,400	$(301,142)	$54,261
Stock based compensation			13,003	-	2,854	-	2,854
Tax withholdings paid related to net share settlement of equity awards			-	-	(7)	-	(7)
Tax withholdings paid on equity awards			-	-	(209)	-	(209)
Tax shares sold to pay for tax withholdings on equity awards			-	-	197	-	197
Issuance of shares to employees under ESPP Plan			-	-	-	-	-
Advaxis at-the-market sales			58,776	-	2,659	-	2,659
Net Loss			-	-	-	(20,492)	(20,492)
Balance at January 31, 2018	-	$-	2,815,975	$3	$360,894	$(321,634)	$39,263
Stock based compensation			17,873	-	1,225	-	1,225
Tax withholdings paid related to net share settlement of equity awards			-	-	(33)	-	(33)
Tax withholdings paid on equity awards			-	-	(61)	-	(61)
Tax shares sold to pay for tax withholdings on equity awards			-	-	78	-	78
Issuance of shares to employees under ESPP Plan			712	-	9	-	9
Advaxis public offerings			666,667	1	18,382	-	18,383
Net Loss			-	-	-	(13,407)	(13,407)
Balance at April 30, 2018	-	$-	3,501,227	$4	$380,494	$(335,041)	$45,457
Stock based compensation			15,683	-	1,953	-	1,953
Tax withholdings paid related to net share settlement of equity awards			-	-	(47)	-	(47)
Tax withholdings paid on equity awards			-	-	(188)	-	(188)
Tax shares sold to pay for tax withholdings on equity awards			-	-	163	-	163
Issuance of shares to employees under ESPP Plan			341	-	7	-	7
ESPP expense			-	-	4	-	4
Net loss			-	-	-	(14,017)	(14,017)
Balance at July 31, 2018	-	$-	3,517,251	$4	$382,386	$(349,058)	$33,332

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at November 1, 2018	-	$-	4,634,189	$5	$391,703	$(367,657)	$24,051
Stock based compensation			9,811	-	622	-	622
Tax withholdings paid on equity awards			-	-	(11)	-	(11)
Tax shares sold to pay for tax withholdings on equity awards			-	-	11	-	11
Issuance of shares to employees under ESPP Plan			2,007	-	9	-	9
ESPP Expense			-	-	1		1
Net Income			-		-	12,817	12,817
Balance at January 31, 2019	-	$-	4,646,007	$5	$392,335	$(354,840)	$37,500
Stock based compensation			693	-	479	-	479
Tax withholdings paid on equity awards			-	-	(3)	-	(3)
Tax shares sold to pay for tax withholdings on equity awards			-	-	3	-	3
Issuance of shares to employees under ESPP Plan			1,505	-	7	-	7
Warrant exercises			15,300	-	68	-	68
Warrant liability reclassified into equity			-	-	53	-	53
ESPP Expense			-	-	1		1
Shares issued in settlement of warrants			856,865	1	5,462	-	5,463
Advaxis public offerings			2,500,000	2	8,980	-	8,982
Net Loss			-	-	-	(9,383)	(9,383)
Balance at April 30, 2019	-	$-	8,020,370	$8	$407,385	$(364,223)	$43,170
Stock based compensation			408		464	-	464
Tax withholdings paid on equity awards			-	-	(1)	-	(1)
Tax shares sold to pay for tax withholdings on equity awards			-	-	1	-	1
Issuance of shares to employees under ESPP Plan			1,073	-	3	-	3
Shares issued in settlement of warrants			577,000	1	-	-	1
Advaxis public offerings			10,650,000	11	15,478	-	15,489
Net Loss			-	-	-	(9,858)	(9,858)
Balance at July 31, 2019	-	$-	19,248,851	$20	$423,330	$(374,081)	$49,269

During the nine months ended July 31, 2018, the Company sold 58,775 shares of its Common Stock at-the-market transactions resulting in net proceeds of approximately $2.7 million.

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

In July 2019, the Company closed on an underwritten public offering of 10,650,000 shares of its common stock, pre-funded warrants to purchase 13,656,000 shares of common stock and warrants to purchase up to 17,142,000 shares of common stock at a public offering price of $1.20, for gross proceeds of $17.0 million. Each share of common stock or pre-funded warrant was sold together in a fixed combination with a warrant to purchase 0.75 shares of common stock. The pre-funded warrants are exercisable immediately, do not expire and have an exercise price of $0.001 per share. The warrants are exercisable immediately, expire five years from the date of issuance, have an exercise price of $2.80 per share and are subject to anti-dilution and other adjustments for certain stock splits, stock dividends, or recapitalizations. The warrants also provide that if during the period of time between the date that is the earlier of (i) 30 days after issuance and (ii) if the common stock trades an aggregate of more than 35,000,000 shares after the pricing of the offering, and ending 15 months after issuance, the weighted-average price of common stock immediately prior to the exercise date is lower than the then-applicable exercise price per share, each Common Warrant may be exercised, at the option of the holder, on a cashless basis for one share of Common Stock. After deducting the underwriting discounts and commissions and other offering expenses, the net proceeds from the offering were approximately $15.5 million.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of July 31, 2019 and October 31, 2018 (in thousands):

July 31, 2019	Level 1	Level 2	Level 3	Total
Common stock warrant liability, warrants exercisable at $0.372 through September 2024	-	-	$36	$36

October 31, 2018	Level 1	Level 2	Level 3	Total
Common stock warrant liability, warrants exercisable at $22.50 through September 2024	-	-	$6,517	$6,517

The following table sets forth a summary of the changes in the fair value of the Company’s warrant liabilities (in thousands):

July 31, 2019
Beginning balance	$6,517
Shares issued in settlement of warrants	(3,856)
Warrant exercises	(53)
Change in fair value	(2,572)
Ending Balance	$36

12. SUBSEQUENT EVENTS

On September 3, 2019, the Company received a written notice from Nasdaq indicating that the Company is not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market. The Company has until March 2, 2020 to regain compliance. The Company can regain compliance if at any time prior to March 2, 2020 the bid price of its common stock closes at or above $1.00 per share for a minimum of ten consecutive business days. If the Company fails to regain compliance with the minimum bid price requirement by March 2, 2020, the Company may apply to transfer to The Nasdaq Global Select Market where the Company should be afforded an additional 180-day period to regain compliance provided that (i) the Company meets the applicable market value of publicly held shares requirement for continued listing and all other applicable requirements for initial listing on the Nasdaq Global Select Market (except for the bid price requirement) based on the Company’s most recent public filings and market information and (ii) the Company notifies Nasdaq of its intent to cure the bid price requirement deficiency prior to the completion of the second 180-day compliance period by effecting a reverse stock split, if necessary.

Subsequent to the balance sheet date, the Company received proceeds of $5,030 from the exercise of pre-funded warrants for a total of 5,030,000 shares of common stock.

Subsequent to the balance sheet date, warrants were cashlessly exercised for 430,162 shares of common stock.

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

Overview

Advaxis, Inc. (“Advaxis” or the “Company”) is a clinical-stage biotechnology company focused on the discovery, development and commercialization of proprietary Listeria monocytogenes (“Lm”) based antigen delivery products. We are using our Lm platform directed against tumor-specific targets in order to engage the patient’s immune system to destroy tumor cells. Through a license from the University of Pennsylvania, we have exclusive access to this proprietary formulation of attenuated Lm called Lm TechnologyTM. Our proprietary approach is designed to deploy a unique mechanism of action that redirects the immune system to attack cancer in three distinct ways:

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

The Advaxis Corporate Strategy

Our strategy is to advance the Lm Technology platform and leverage its unique capabilities to design and develop an array of cancer treatments. We are currently conducting or planning clinical studies of Lm Technology immunotherapies in prostate cancer, non-small cell lung cancer and other solid tumor types. We are working with, or are in the process of identifying, collaborators for many of these programs.

Moving forward, we expect that we will continue to invest in our core clinical program areas and will also remain opportunistic in evaluating Investigator Sponsored Trials (“ISTs”) as well as licensing opportunities. The Lm Technology platform is protected by a range of patents, covering both product and process, some of which we believe can be maintained into 2039.

Clinical Pipeline

Personalized Neoantigen-Directed Therapies (ADXS-NEO)

ADXS-NEO is a personalized Lm Technology antigen delivery product developed using whole-exome sequencing of a patient’s tumor to identify mutation specific neoantigens. ADXS-NEO is designed to work by presenting a large payload of neoantigens directly into dendritic cells within the patient’s immune system and stimulating a T cell response against cancerous cells.

The FDA allowed the IND application of ADXS-NEO and in June 2018 we announced the commencement of a Phase 1 trial with the dosing of the first patient with ADXS-NEO. ADXS-NEO is being evaluated in an open-label, dose-escalation, multicenter clinical trial in the United States. The study is open to patients with metastatic non-small cell lung cancer (NSCLC), metastatic microsatellite stable colon cancer and metastatic squamous head and neck cancer. The study had been in development in collaboration with Amgen until December 2018, when Amgen provided us with a notice of termination of their existing collaboration. During 2019, we have presented early immune response and clinical data from the first subjects enrolled into this study, including data which showed that two microsatellite stable (MSS) colorectal cancer patients dosed with ADXS-NEO at 1x108 cfu demonstrated increased CD8+ T cell infiltration in the tumor microenvironment after three doses of ADXS-NEO. Both patients had metastatic colorectal cancer, which is considered to be a “cold” tumor and typically exhibits little CD8+ T cell infiltration and resistance to immunotherapy, yet the preliminary results from both suggested a successful transition from “cold” tumors into “hot” tumors with ADXS-NEO therapy. An estimated 80-85% of colorectal cancer patients are MSS. At the time of this preliminary data review, dosing of ADXS-NEO at 1x108 cfu was well-tolerated in two patients. Additionally, we determined from these early data that ADXS-NEO dosed at 1x109 cfu was beyond the maximum tolerated dose (MTD) leading to reversible Grade 3 hypoxia (n=2) and Grade 3 hypotension (n=1) and as a result were dose-limiting toxicities (DLTs).

We plan to continue to provide further clinical updates on this trial as data becomes available.

Disease-Focused Hotspot/Off-the-Shelf Neoantigen Therapies (ADXS-HOT)

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

In July 2018, we announced that the U.S. Food and Drug Administration (FDA) allowed our IND application for our ADXS-HOT drug candidate for non-small cell lung cancer (NSCLC). In September 2019, we announced that we completed enrollment in Part A, our monotherapy arm of the study. We anticipate beginning dosing patients in Part B, in combination with a checkpoint inhibitor, during the latter part of 2019. Additionally, we plan to report a preliminary readout of safety, tolerability and immune correlative data near the end of 2019.

Prostate Cancer Therapy (ADXS-PSA)

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

According to a data review published by MD Anderson Cancer Center in 2016, checkpoint inhibitor monotherapy has not shown significant activity in mCRPC to date. The authors hypothesize that may be due to the inability of the checkpoint inhibitor to infiltrate the tumor microenvironment, and that combination therapy with agents that induce T cell infiltration within the tumor may improve performance of checkpoints in prostate cancer. Data from the Keynote-199 trial in bone predominant-mCRCP patients treated with KEYTRUDA® (pembrolizumab) was presented at the 2018 ASCO Annual Meeting. In this trial, only 4 out of 60 patients (7%) had decrease PSA post-baseline, with only one case that was ≥50%. The total SD/disease stabilization rate was 37%.

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

Data of this study in mCRPC patients treated with ADXS-PSA monotherapy (Part A) and in combination with pembrolizumab (Part B) were presented at the American Society of Clinical Oncology (ASCO) Annual Meeting in June 2018 and updated survival data presented at the American Association of Cancer Research (AACR) in March 2019. At entry, Part A and Part B patients were similar in age (~70 yrs), Gleason score (~8.3), absence of visceral metastases (71% vs. 70%) and prior abiraterone use. Part B patients had higher median baseline PSA values (40.6 vs. 20.8 ng/ml), and more prior enzalutamide (53% vs. 26%) and chemotherapy (49% vs. 36%) use versus Part A patients. A total of 49 patients (98%) experienced treatment-related adverse events (TRAE), mainly chills, fever, nausea and hypotension. Five Part A and 13 Part B patients had grade 3-4 events: fatigue, hypotension, hypertension, anemia. Treatment-related adverse events (TRAEs) were mostly mild or moderate constitutional symptoms such as fever, chills, rigors, hypotension, nausea and fatigue, consistent with immune activation and manageable with standard care. One patient in the monotherapy arm was discontinued from the study due to a grade 4 TRAE related to cytokine release, which resolved within 24 hours using medical management. Overall, two Part A (14%) v 16 Part B patients (43%) had a decreased PSA post-baseline. Of these, seven Part B (22%) versus 0 Part A patients achieved a PSA reduction ≥50% from baseline. Part B patients had higher rates (56.8%) of stable disease/disease stabilization than Part A patients (38.5%). Part B patients had higher rates (27%) of stable disease than monotherapy patients (7.7%). As of the February 2019 data cutoff, median overall survival (mOS) was 21.1 months at data cutoff in Part B patients and 36 of the 37 patients were microsatellite instability-high (MSI-high) negative which often do not respond to checkpoint inhibitors. In this population of heavily pretreated mCRPC patients, ADXS-PSA + pembrolizumab had a manageable safety profile (mostly grade 1-2 TRAEs) and showed a greater level of activity compared to monotherapy. We are continuing to follow patients and anticipate updating mOS during the latter part of 2019.

Cervical Cancer: Axalimogene Filolisbac

In June 2019, we announced the closing of our AIM2CERV Phase 3 clinical trial with axalimogene filolisbac (AXAL) in high-risk locally advanced cervical cancer. We intend to continue to support the clinical development of AXAL, our single-antigen construct, in other HPV-related cancers including an anticipated Investigator Sponsor Trial (IST) in head and neck cancer to be initiated near the end of 2019. We estimated that the remaining cost to complete the AIM2CERV trial ranged from $80 million to $90 million, and initial efficacy data was not anticipated for at least three years. Therefore, results from the clinical trial were not the basis for the decision to close the study, nor was safety as the trial recently underwent its third Independent Data Monitoring Committee (IDMC) review with no safety issues noted. We plan to unblind the AIM2CERV clinical data generated to date and anticipates submitting these data for publication. In addition, we will continue to pursue monetization opportunities for AXAL.

Head and Neck Cancer Therapy (axalimogene filolisbac)

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

Other Lm Technology Products

Therapy for HER2 Expressing Solid Tumors

HER2 is overexpressed in a percentage of solid tumors including osteosarcoma. According to published literature, up to 60% of osteosarcomas are HER2 positive, and this overexpression is associated with poor outcomes for patients. ADXS-HER2 is an Lm Technology antigen delivery product candidate designed to target HER2 expressing solid tumors including human and canine osteosarcoma.

Human Osteosarcoma

ADXS-HER2 has received FDA and EMA orphan drug designation for human osteosarcoma and has received Fast Track designation from the FDA for patients with newly-diagnosed, non-metastatic, surgically-resectable osteosarcoma. In September 2018, we announced that we had granted a license to OS Therapies, LLC (“OS Therapies”) for the use of ADXS31-164, also known as ADXS-HER2, for evaluation in the treatment of osteosarcoma in humans. Under the terms of the license agreement, OS Therapies, will be responsible for the conduct and funding of a clinical study evaluating ADXS-HER2 in recurrent, completely resected osteosarcoma. Pursuant to the agreement, we are to receive an upfront payment, reimbursement for product supply and other support, clinical, regulatory, and sales-based milestone payments, and royalties on future product sales. Additional details of the financial terms have not been disclosed.

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

Under the terms of the Aratana Agreement, Aratana paid an upfront payment to us in the amount of $1,000,000 upon signing of the Aratana Agreement. Aratana will also pay us: (a) up to $36.5 million based on the achievement of milestone relating to the advancement of products through the approval process with the USDA in the United States and the relevant regulatory authorities in the European Union (“E.U.”) in all four therapeutic areas and up to an additional $15 million in cumulative sales milestones based on achievement of gross sales revenue targets for sales of any and all products for use in non-human animal health applications (the “Aratana Field”) (regardless of therapeutic area), and (b) tiered royalties starting at 5% and going up to 10%, which will be paid based on net sales of any and all products (regardless of therapeutic area) in the Aratana Field in the United States. Royalties for sales of products outside of the United States will be paid at a rate equal to half of the royalty rate payable by Aratana on net sales of products in the United States (starting at 2.5% and going up to 5%). Royalties will be payable on a product-by-product and country-by-country basis from first commercial sale of a product in a country until the later of (a) the 10th anniversary of first commercial sale of such product by Aratana, its affiliates or sub licensees in such country or (b) the expiration of the last-to-expire valid claim of our patents or joint patents claiming or covering the composition of matter, formulation or method of use of such product in such country. Aratana will also pay us 50% of all sublicense royalties received by Aratana and its affiliates. In fiscal year 2018, we received approximately $3,000 in royalty revenue from Aratana. On July 16, 2019, Aratana announced their shareholders approved a merger agreement with Elanco Animal Health (Elanco) whereby Elanco will be the majority shareholder in Aratana. All the terms of the Aratana Agreement remain in effect.

Results of Operations for the Three Months Ended July 31, 2019 and 2018

Revenue

Revenue decreased approximately $1.1 million to $6,000 for the three months ended July 31, 2019 compared to $1.1 million for the three months ended July 31, 2018. The decrease was due to the termination of the collaboration agreement with Amgen effective February 8, 2019.

Research and Development Expenses

We invest in research and development to advance our Lm technology through our pre-clinical and clinical development programs. Research and development expenses for the three months ended July 31, 2019 and July 31, 2018 were categorized as follows (in thousands):

	Three Months Ended July 31,		Increase (Decrease)
	2019	2018	$	%

HPV-associated cancers	$2,836	$4,287	$(1,451)	(34)%
Personalized neoantigen-directed therapies	912	611	301	49
Hotspot/Off-the-Shelf therapies	569	26	543	2,008
Prostate cancer therapy	330	210	120	57
Other expenses	2,413	6,847	(4,434)	(65)
Partner reimbursements	-	(1,421)	1,421	(100)
Total research & development expense	$7,060	$10,560	$(3,500)	(33)%

Stock-based compensation expense included in research and development expense	$241	$543	$(302)	(56)%

HPV-Associated Cancers (axalimogene filolisbac)

The majority of the HPV-associated research and development costs include clinical trial and other related costs associated with our axalimogene filolisbac (AXAL) programs in cervical and head and neck cancers. HPV-associated costs for the three months ended July 31, 2019 decreased approximately $1.5 million, or 34%, compared to the same period in 2018. The decrease resulted from the partial clinical hold by the FDA during the current period, as there was a decrease in investigator payments and the closing of several sites that did not have any patients enrolled. In May 2019, we received notification from the FDA that the partial clinical hold was lifted and in June 2019 we announced the closing of our Phase 3 AIM2CERV study in high-risk locally advanced cervical cancer. We anticipate that we will continue to incur costs associated with the wind down of the study until early 2020. Also adding to the reduction in costs during fiscal year 2019 there was a winding down of several studies including our Fawcett study in anal cancer and our MEDI4736 study in combination with MedImmune’s investigational anti-PD-L1 immune checkpoint inhibitor, durvalumab.

Personalized Neoantigen-Directed Therapies (ADXS-NEO)

Research and development costs associated with personalized neoantigen-directed therapies for the three months ended July 31, 2019 increased approximately $0.3 million, or 49%, compared to the same period in 2018. The increase is attributable to the opening of new clinical sites, the enrollment of patients and manufacturing costs for the clinical supply. In June 2018, we announced the commencement of a Phase 1 trial with the dosing of the first patient with ADXS-NEO. ADXS-NEO is being evaluated in an open-label, dose-escalation, multicenter clinical trial in the United States. The study is open to patients with metastatic non-small cell lung cancer (NSCLC), metastatic microsatellite stable colon cancer and metastatic squamous head and neck cancer. During 2019, we presented early immune response and clinical data from this study, which demonstrated strong T cell activation in and around the tumor microenvironment at 1x108 cfu.

Hotspot/Off-the-Shelf Therapies (ADXS-HOT)

Research and development costs associated with our hotspot mutation-based therapies for the three months ended July 31, 2019 increased approximately $0.5 million to $0.6 million compared to the same period in 2018. The increase is attributable to the startup costs associated with the initiation of our Phase 1/2 clinical trial. This is the first study initiated using our ADXS-HOT construct which we believe is applicable across several tumor types. In September 2019, we announced that we completed enrollment in Part A of this study and we anticipate having safety and immune response on the first cohort of our first clinical trial using ADXS-HOT later this year. In addition, we anticipate moving into Part B, in combination with a checkpoint inhibitor, by the end of 2019.

Prostate Cancer Therapy (ADXS-PSA)

Research and development costs associated with our prostate cancer therapy for the three months ended July 31, 2019 decreased approximately $0.1 million, or 57%, compared to the same period in 2018. The decrease is attributable to the enrollment in the study ending in 2017, which resulted in a decrease of the monthly operational costs in the study. The Phase 2 study of our ADXS-PSA compound is in combination with KEYTRUDA® (pembrolizumab), Merck’s humanized monoclonal antibody against PD-1. During 2019, we presented updated data from this study which demonstrated an increase in the median overall survival (mOS) for patients in the combination arm of this study. We anticipate providing a further update on mOS by the end of 2019.

Other Expenses

Other expenses include salary and benefit costs, stock-based compensation expense, professional fees, laboratory costs and other internal and external costs associated with our research & development activities. Other expenses for the three months ended July 31, 2019 decreased approximately $4.4 million, or 65%, compared to the same period in 2018. The decrease was primarily attributable to a decrease in salary related expenses, including stock compensation, and travel expenses resulting from a reduction in headcount. In addition, laboratory and professional fee costs decreased substantially due to the Company’s shift in focus from research to clinical activities.

Partner Reimbursements

Partner reimbursements for the three months ended July 31, 2019 decreased approximately $1.4 million, or 100%, compared to the same period in 2018. The decrease was due to the termination of the collaboration agreement with Amgen effective February 8, 2019.

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs and stock-based compensation expense for employees included in our finance, legal and administrative organizations, outside legal and professional services, and facilities costs. General and administrative expenses for the three months ended July 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended July 31,		Increase (Decrease)
	2019	2018	$	%

General and administrative expense	$3,076	$4,735	$(1,659)	(35)%

Stock-based compensation expense included in general and administrative expense	$223	$1,409	$(1,186)	(84)%

General and administrative expenses for the three months ended July 31, 2019 decreased approximately $1.7 million, or 35%, compared to the same period in 2018. In June 2018, we began instituting measures to control costs for non-essential items in areas don’t support the strategic direction of the company, as a result, we reduced costs within general and administrative. The decrease in expenses in these areas is a direct result of these cost control measures.

Changes in Fair Values

For the three months ended July 31, 2019, we recorded non-cash income from changes in the fair value of the warrant liability of approximately $0.2 million. The decrease in the fair value of liability warrants resulted from a decrease in our share price from April 30, 2019 to July 31, 2019.

Results of Operations for the Nine Months Ended July 31, 2019 and 2018

Revenue

Revenue increased approximately $16.0 million to $20.9 million for the nine months ended July 31, 2019 compared to $4.9 million for the nine months ended July 31, 2018. The increase was due to a change in the estimated performance period associated with upfront fees received from Amgen in connection with the collaboration agreement signed in August 2016. On December 10, 2018, we received a written notice of termination from Amgen with respect to the Amgen Agreement, effective as of February 8, 2019. As of the notification date, our adjusted revenue on a cumulative catch-up basis considering the revised measure of progress for the combined performance obligation based on the modified service period up to and through the contract termination date resulting in additional revenue of $15.6 million. In addition, during the nine months ended July 31, 2019, the reimbursement of research and development costs of approximately $2.0 million was included in revenue as a result of adoption of ASC 606, whereas during the nine months ended July 31, 2018, we recorded reductions in research and development expenses of approximately $4.5 million pertaining to the reimbursement of research and development costs.

Research and Development Expenses

We invest in research and development to advance our technology through our pre-clinical and clinical development programs. Research and development expenses for the nine months ended July 31, 2019 and 2018 were categorized as follows (in thousands):

	Nine months ended July 31,		Increase (Decrease)
	2019	2018	$	%

HPV-associated cancers	$5,997	$14,224	$(8,277)	(58)%
Personalized neoantigen-directed therapies	2,221	1,513	708	47
Hotspot/Off-the-Shelf therapies	2,246	240	2,006	836
Prostate cancer therapy	694	1,593	(899)	(56)
Other expenses	8,577	24,624	(16,047)	(65)
Partner reimbursements	-	(4,515)	4,515	(100)
Total research & development expense	$19,735	$37,679	$(17,944)	(48)%

Stock-based compensation expense included in research and development expense	$822	$2,342	$(1,520)	(65)%

HPV-Associated Cancers (axalimogene filolisbac)

The majority of the HPV-associated research and development costs include clinical trial and other related costs associated with our axalimogene filolisbac (AXAL) programs in cervical and head and neck cancers. HPV-associated costs for the nine months ended July 31, 2019 decreased approximately $8.3 million, or 58%, compared to the same period in 2018. The decrease resulted from the partial clinical hold by the FDA during the first several months of 2019, as a result there was a decrease in investigator payments and the closing of several sites that did not have patients. In May 2019, we received notification from the FDA that the partial clinical was lifted and in June 2019 we announced the closing of our Phase 3 AIM2CERV study in high-risk locally advanced cervical cancer. We anticipate that we will continue to incur costs associated with the wind down of the study until early 2020. Also adding to the reduction in costs during fiscal year 2019 there was a winding down of several studies including our Fawcett study in anal cancer and our MEDI4736 study in combination with MedImmune’s investigational anti-PD-L1 immune checkpoint inhibitor, durvalumab.

Personalized Neoantigen-Directed Therapies (ADXS-NEO)

Research and development costs associated with personalized neoantigen-directed therapies for the nine months ended July 31, 2019 increased approximately $0.7 million, or 47%, compared to the same period in 2018. The increase is attributable to the opening of new clinical sites, the enrollment of patients and manufacturing costs for the clinical supply. In June 2018, we announced the commencement of a Phase 1 trial with the dosing of the first patient with ADXS-NEO. ADXS-NEO is being evaluated in an open-label, dose-escalation, multicenter clinical trial in the United States. The study is open to patients with metastatic non-small cell lung cancer (NSCLC), metastatic microsatellite stable colon cancer and metastatic squamous head and neck cancer. During 2019, we presented early immune response and clinical data from this study, which demonstrated strong T cell activation in and around the tumor microenvironment at 1x108 cfu.

Hotspot/Off-the-Shelf Therapies (ADXS-HOT)

Research and development costs associated with our hotspot mutation-based therapies for the nine months ended July 31, 2019 increased approximately $2.0 million to $2.2 million compared to the same period in 2018. The increase is attributable to the startup costs associated with the initiation of the Phase 1/2 clinical trial. This is the first study initiated using our ADXS-HOT construct which we believe is applicable across several tumor types. In September 2019, we announced that we completed enrollment in Part A of this study and we anticipate having safety and immune response on the first cohort of our first clinical trial using ADXS-HOT during 2019.

Prostate Cancer Therapy (ADXS-PSA)

Research and development costs associated with our prostate cancer therapy for the nine months ended July 31, 2019 decreased approximately $0.9 million, or 56%, compared to the same period in 2018. The decrease is attributable to the enrollment in the study ending in 2017, which resulted in a decrease of the monthly operational costs in the study. The Phase 2 study of our ADXS-PSA compound is in combination with KEYTRUDA® (pembrolizumab), Merck’s humanized monoclonal antibody against PD-1. During 2019, we presented updated data from this study which demonstrated an increase in the median overall survival (mOS) for patients in the combination arm of this study. We anticipate providing a further update on mOS by the end of 2019.

Other Expenses

Other expenses include salary and benefit costs, stock-based compensation expense, professional fees, laboratory costs and other internal and external costs associated with our research & development activities. Other expenses for the nine months ended July 31, 2019 decreased approximately $16.0 million, or 65%, compared to the same period in 2018. The decrease was primarily attributable to a decrease in salary related expenses, including stock compensation, and travel expenses resulting from cost control measure put in place beginning in June 2018. In addition, there was a decrease in laboratory costs, drug manufacturing process validation and drug stability studies due to the work performed supporting our Marketing Authorization Application (“MAA”) in Europe in fiscal year 2018 in support of the filing, which occurred in February 2018 and no similar filing in fiscal year 2019.

Partner Reimbursements

Partner reimbursements for the nine months ended July 31, 2019 decreased approximately $4.5 million, or 100%, compared to the same period in 2018. During the nine months ended July 31, 2019, the reimbursement of research and development costs of approximately $2.0 million was included in revenue as a result of adoption of ASC 606, while during the nine months ended July 31, 2018, we recorded reductions in research and development expenses of approximately $4.5 million pertaining to the reimbursement of research and development costs.

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs and stock-based compensation expense for employees included in our finance, legal and administrative organizations, outside legal and professional services, and facilities costs. General and administrative expenses for the nine months ended July 31, 2019 and July 31, 2018 were as follows (in thousands):

	Nine months ended July 31,		Increase (Decrease)
	2019	2018	$	%

General and administrative expense	$8,834	$15,519	$(6,685)	(43)%

Stock-based compensation expense included in general and administrative expense	$743	$3,645	$(2,902)	(80)%

General and administrative expenses for the nine months ended July 31, 2019 decreased approximately $6.7 million, or 43%, compared to the same period in 2018. In June 2018, we began instituting measures to control costs for non-essential items in areas don’t support the strategic direction of the company, as a result, we reduced costs within general and administrative. The decrease in expenses in these areas is a direct result of these cost control measures. In addition, there was a decrease in consulting and professional fees during the nine months ended July 31, 2019 compared to the prior year due to external strategy and program assessment worked performed during fiscal year 2018 and not recurring in fiscal year 2019.

Changes in Fair Values

For the nine months ended July 31, 2019, we recorded non-cash income from changes in the fair value of the warrant liability of approximately $2.6 million. The decrease in the fair value of liability warrants resulted from a decrease in our share price from October 31, 2018 to July 31, 2019.

Loss on shares issued in settlement of warrants

On March 14, 2019, we entered into private exchange agreements with certain holders of warrants issued in connection with our September 2018 public offering of common stock and warrants. Pursuant to the exchange agreements, we issued 856,865 shares of common stock to the investors in exchange for warrants on a 1:1 basis. In connection with the warrant exchange, we recorded a loss of approximately $1.6 million for the nine months ended July 31, 2019.

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

Historically, our major sources of cash have comprised proceeds from various public and private offerings of our common stock, debt financings, clinical collaborations, option and warrant exercises, NOL tax sales, income earned on investments and grants, and interest income. From October 2013 through July 2019, we raised approximately $292.2 million in gross proceeds ($27.0 million in fiscal year 2019) from various public and private offerings of our common stock. We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future. As of July 31, 2019 and October 31, 2018, we had an accumulated deficit of approximately $374.1 million and $367.7 million, respectively, and stockholders’ equity of approximately $49.3 million and $24.1 million, respectively.

As of July 31, 2019, we had approximately $41.8 million in cash and cash equivalents. Management’s plans to mitigate an expected shortfall of capital and to support future operations include obtaining additional funds through partnerships or strategic or financing investors. It is our belief that we expect to have sufficient capital to fund our obligations, as they become due, in the ordinary course of business until at least September 2020. The actual amount of cash that we will need to operate is subject to many factors. We have based this estimate on assumptions that may prove to be wrong, and we could use available capital resources sooner than currently expected. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amount of increased capital outlays and operating expenses associated with completing the development of our current product candidates. The Company has reduced its operating expenses to $28.6 million for the nine months ended July 31, 2019 as compared to $53.2 million during the comparable prior period. Furthermore, the Company expects operating expenses to be between $33 million and $37 million for fiscal 2020, which includes approximately $6 million in non-recurring costs related to programs that are winding down.

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

Cash Flows

Operating Activities

Net cash used in operating activities was approximately $27.0 million for the nine months ended July 31, 2019 compared to $48.9 million for the nine months ended July 31, 2018. Net cash used in operating activities includes spending associated with our clinical trial programs and general and administrative activities.

Investing Activities

Net cash used in investing activities was approximately $0.9 million for the nine months ended July 31, 2019 compared to net cash provided by investing activities of $43.9 million for the nine months ended July 31, 2018. During fiscal year 2018, many of our remaining short-term investment securities matured and a portion of the proceeds were used to fund operating activities. In addition, there was a reduction in property and equipment purchases during the nine months ended July 31, 2019 of approximately $1.3 million as compared to the prior year.

Financing Activities

Net cash provided by financing activities was approximately $24.6 million for the nine months ended July 31, 2019 as compared to $21.0 million for the nine months ended July 31, 2018. In fiscal year 2019, we received net proceeds of approximately $24.5 million from the sales of 13,150,000 shares of our common stock and 13,656,000 pre-funded warrants in public offerings while in fiscal year 2018, we received net proceeds of approximately $18.4 million from the sales of 666,667 shares of our common stock in a public offering and approximately $2.7 million from the sale of 58,775 shares of our common stock in at-the-market transactions.

Off-Balance Sheet Arrangements

As of July 31, 2019, our total future minimum lease payments under noncancelable operating leases was approximately $8.6 million.

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

New Accounting Standards

See Note 2 to our condensed financial statements that discusses any applicable new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At July 31, 2019, we had approximately $41.8 million in cash and cash equivalents, which consisted primarily of bank deposits and money market funds. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. We use a combination of internal and external management to execute its investment strategy and achieve its investment objectives. We typically invest in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

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

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2019, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time involved in legal proceedings in the ordinary course of our business. Except as disclosed in Note 10 to our condensed financial statements, we do not believe that any of these claims or proceedings against us is likely to have, individually or in the aggregate, a material adverse effect on the financial condition or results of operations. Refer to Note 10 to our condensed financial statements for more information on legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2018, Except as provided for below, there has been no material change in this information. The risks described below, in the annual report on Form 10-K, and the information in the section of this document entitled “Cautionary Note Regarding Forward Looking Statements” are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the risks described below or in the annual report on Form 10-K actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our Common Stock could decline, and you may lose all or part of your investment.

Risks Related to Our Common Stock

We are not currently in compliance with the continued listing requirements for Nasdaq. If the price of our common stock continues to trade below $1.00 per share for a sustained period or we do not meet other continued listing requirements, our common stock may be delisted from the Nasdaq Global Select Market, which could affect the market price and liquidity for our common stock and reduce our ability to raise additional capital.

Our common stock is listed on the Nasdaq Global Select Market. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share. On September 3, 2019, we received a written notice from Nasdaq indicating that we are not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market. We have until March 2, 2020 to regain compliance. We can regain compliance if at any time prior to March 2, 2020 the bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive business days.

If we fail to regain compliance with the minimum bid price requirement by March 2, 2020, we may apply to transfer to The Nasdaq Global Select Market where we should be afforded an additional 180-day period to regain compliance provided that (i) we meet the applicable market value of publicly held shares requirement for continued listing and all other applicable requirements for initial listing on the Nasdaq Global Select Market (except for the bid price requirement) based on our most recent public filings and market information and (ii) we notify Nasdaq of our intent to cure the bid price requirement deficiency prior to the completion of the second 180-day compliance period by effecting a reverse stock split, if necessary. We intend to monitor the closing bid price of our common stock and consider our available options to resolve our noncompliance with the minimum bid price requirement. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or we will otherwise be in compliance with other Nasdaq listing criteria. If we fail to regain compliance with the minimum bid requirement or to meet the other applicable continued listing requirements for the Nasdaq Global Select Market in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market price and liquidity of our common stock and reduce our ability to raise additional capital.

Unless our common stock continues to be listed on a national securities exchange it will become subject to the so-called “penny stock” rules that impose restrictive sales practice requirements.

If we are unable to maintain the listing of our common stock on The Nasdaq Global Select Market or another national securities exchange, our common stock could become subject to the so-called “penny stock” rules if the shares have a market value of less than $5.00 per share. The SEC has adopted regulations that define a penny stock to include any stock that has a market price of less than $5.00 per share, subject to certain exceptions, including an exception for stock traded on a national securities exchange. The SEC regulations impose restrictive sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. An accredited investor generally is a person whose individual annual income exceeded $200,000, or whose joint annual income with a spouse exceeded $300,000 during the past two years and who expects their annual income to exceed the applicable level during the current year, or a person with net worth in excess of $1.0 million, not including the value of the investor’s principal residence and excluding mortgage debt secured by the investor’s principal residence up to the estimated fair market value of the home, except that any mortgage debt incurred by the investor within 60 days prior to the date of the transaction shall not be excluded from the determination of the investor’s net worth unless the mortgage debt was incurred to acquire the residence. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale. This means that if we are unable maintain the listing of our common stock on a national securities exchange, the ability of stockholders to sell their common stock in the secondary market could be adversely affected.

If a transaction involving a penny stock is not exempt from the SEC’s rule, a broker-dealer must deliver a disclosure schedule relating to the penny stock market to each investor prior to a transaction. The broker-dealer also must disclose the commissions payable to both the broker-dealer and its registered representative, current quotations for the penny stock, and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the customer’s account and information on the limited market in penny stocks.

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

ADVAXIS, INC.
Registrant

Date: September 9, 2019	By:	/s/ Kenneth A. Berlin
Kenneth A. Berlin
President and Chief Executive Officer

	By:	/s/ Molly Henderson
Molly Henderson
Executive Vice President, Chief Financial Officer

