Form 10-K
period 2019-10-31
Advaxis, Inc.
filed 2019-12-20
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED - OCTOBER 31, 2019

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[X]	Smaller Reporting Company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of April 30, 2019, the aggregate market value of the voting common equity held by non-affiliates was approximately $28,098,000 based on the closing bid price of the registrant’s common stock on the Nasdaq Capital Market. (For purposes of determining this amount, only directors, executive officers, and 10% or greater shareholders and their respective affiliates have been deemed affiliates). [X]

The registrant had 50,211,424 shares of common stock, par value $0.001 per share, outstanding as of December 16, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2020 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days of the end of the fiscal year ended October 31, 2019 are incorporated by reference into Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

Table of Contents

Form 10-K Index

PART 1

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K (“Form 10-K”) includes statements that are, or may be deemed to be, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Form 10-K and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned discovery and development of drug candidates, the strength and breadth of our intellectual property, our ongoing and planned clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, the degree of clinical utility of our product candidates, particularly in specific patient populations, expectations regarding clinical trial data, our results of operations, financial condition, liquidity, prospects, growth and strategies, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect the industry or us.

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	the success and timing of our clinical trials, including patient accrual;
●	our ability to obtain and maintain regulatory approval and/or reimbursement of our product candidates for marketing;
●	our ability to obtain the appropriate labeling of our products under any regulatory approval;
●	our plans to develop and commercialize our products;
●	the successful development and implementation of future sales and marketing campaigns;
●	the change of key scientific or management personnel;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	our ability to successfully compete in the potential markets for our product candidates, if commercialized;
●	regulatory developments in the United States and foreign countries;
●	our ability to continue as a going concern
●	the rate and degree of market acceptance of any of our product candidates;
●	new products, product candidates or new uses for existing products or technologies introduced or announced by our competitors and the timing of these introductions or announcements;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	our available cash;
●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
●	our ability to obtain additional funding;
●	our ability to obtain and maintain intellectual property protection for our product candidates;
●	the ability of our product candidates to successfully perform in clinical trials and to resolve any clinical holds that may occur;
●	our ability to obtain and maintain approval of our product candidates for trial initiation;
●	our ability to manufacture and the performance of third-party manufacturers;
●	our ability to identify license and collaboration partners and to maintain existing relationships;
●	the performance of our clinical research organizations, clinical trial sponsors and clinical trial investigators, and collaboration partners for any clinical trials we conduct;
●	our ability to successfully implement our strategy; and
●	our ability to maintain the listing of our common stock on the Nasdaq Global Select Market.

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

Item 1. Business.

General

Advaxis is a clinical-stage biotechnology company focused on the development and commercialization of proprietary Listeria monocytogenes, or Lm, Technology antigen delivery products based on a platform technology that utilizes live attenuated Lm bioengineered to secrete antigen/adjuvant fusion proteins. These Lm-based strains are believed to be a significant advancement in immunotherapy as they integrate multiple functions into a single immunotherapy and are designed to access and direct antigen presenting cells to stimulate anti-tumor T cell immunity, activate the immune system with the equivalent of multiple adjuvants, and simultaneously reduce tumor protection in the Tumor Microenvironment, or TME, to enable T cells to eliminate tumors. The Company believes that Lm Technology immunotherapies can complement and address significant unmet needs in the current oncology treatment landscape. Specifically, the Company’s product candidates have the potential to optimize the clinical impact of checkpoint inhibitors while having a generally well-tolerated safety profile. The Company’s passion for the clinical potential of Lm Technology is balanced by focus and fiscal discipline which is directed towards improving treatment options for cancer patients and increasing shareholder value.

Advaxis is focused on single antigen and multiple antigen delivery products and is in various stages of clinical development. All of the Company’s products are anchored in the Company’s Lm TechnologyTM, a unique platform designed for its ability to target various cancers in multiple ways. As an intracellular bacterium, Lm is an effective vector for the presentation of antigens through both the Major Histocompatibility Complex, or MHC, I and II pathways, due to its active phagocytosis by Antigen Presenting Cells, or APCs. Within the APCs, Lm produces virulence factors which allow survival in the host cytosol and potently stimulate the immune system.

Through a license from the University of Pennsylvania and through its own development efforts, Advaxis has exclusive access to a proprietary formulation of attenuated Lm that we call Lm Technology. Lm Technology is designed to optimize this natural system, and one of the keys to the enhanced immunogenicity of Lm Technology is the tLLO-fusion protein, which is made up of tumor associated antigen, or TAA, fused to a highly immunogenic bacterial protein that triggers potent cellular immunity. The tLLO-fusion protein is also designed to help reduce immune tolerance in the TME and to promote antigen spreading, thereby improving activity in the TME. Multiple copies of the tLLO-fusion protein within each construct may increase antigen presentation and TME impact.

As the field of immunotherapy continues to evolve, the flexibility of the Lm Technology platform has allowed Advaxis to develop highly innovative products. To date, Lm Technology has demonstrated preclinical synergy with multiple checkpoint inhibitors, co-stimulatory agents and radiation therapy. The safety profile of all Lm Technology constructs seen to date across over 470 patients has been generally predictable and manageable, consisting mostly of mild to moderate flu-like symptoms that have been transient and associated with infusion.

The Advaxis Corporate Strategy

Our strategy is to advance the Lm Technology platform and leverage its unique capabilities to design and develop an array of cancer treatments. We are currently conducting or planning clinical studies of Lm Technology immunotherapies in non-small cell lung cancer and other solid tumor types, prostate cancer and HPV-associated cancers. We are working with, or are in the process of identifying, collaborators for these programs.

Advaxis is currently focusing on its disease focused hotspot/”off the shelf” neoantigen-directed therapies. ADXS-HOT is a program that leverages the Company’s proprietary Lm technology to target hotspot mutations that commonly occur in specific cancer types. ADXS-HOT drug candidates are designed to target acquired shared or “public” mutations in tumor driver genes along with other cancer-associated antigens that also commonly occur in specific cancer types.

We expect that we will continue to invest in our core clinical program areas and will also remain opportunistic in evaluating Investigator Sponsored Trials, or ISTs, as well as licensing opportunities. The Lm Technology platform is protected by a range of patents, covering both product and process, some of which we believe can be maintained into 2039.

Lm Technology and the Immunotherapy Landscape

The challenge of cancer immunotherapy has been to find the best overall balance between efficacy and side effects when mobilizing the body’s immune system to fight against cancer. The development of immune checkpoint inhibitors was a significant step forward, particularly with anti-PD-1 therapies, and brought with it impressive clinical activity in many different types of cancers, including melanoma, lung, head and neck and urothelial cancers. However, a literature review published in Science in 2018 noted that anti-PD-1 monotherapy response rates are only in the 15-25% range, and rise to ≥50% only in selected groups of patients with desmoplastic melanoma, Merkel carcinoma or tumors with mismatch-repair deficiency. Development of secondary resistance with disease progression is yet another common limitation of these therapies. Therefore, for most cancer patients, there is room for improvement. Checkpoint inhibitors can expand existing cancer fighting cells that may already be present in low numbers and support their activity against cancer cells, but if the right cancer-fighting cells are not present, checkpoint inhibitors may not provide clinical benefit. Similarly, there are many mechanisms of immune tolerance that are distinct from the checkpoints which may also be blocking the immune system from fighting cancer. Based on both pre-clinical and early clinical data, Advaxis believes that checkpoint inhibitors, when combined with treatments such as Lm Technology, can have an amplified anti-tumor effect. Lm Technology incorporates several complementary elements that include innate immune stimulation, potent generation of cancer-targeted T cells, ability to boost immunity through multiple treatments, enhancing lymphocyte infiltration into tumors, reduction of non-checkpoint mediated immune tolerance within the tumor microenvironment, and promotion of antigen spreading which may amplify the effects of treatment. These results provide rationale for further testing of Lm Technology agents alone and in combination with checkpoint inhibitors.

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

Looking back on the last two decades, there have been promising technology advancements to harness and activate killer T cells against cancers and every day more is learned about the interplay between immunity and cancer that can lead to improved treatments. However, there are still significant unmet needs in the immunotherapy landscape that Advaxis feels Lm Technology may be able to address and complement. Specifically, Lm Technology has the potential to optimize and expand checkpoint inhibitor activity in combination. It also avoids many of the limitations of previous cancer vaccine attempts by tapping into the pathway reserved for defense against Listeria infection while incorporating the best cancer targets science can identify, including neoantigens that result from mutations in the cancer. To date, Lm Technology products have a manageable safety profile, do not generate neutralizing antibodies lending themselves to retreatments, and most of the products are designed to be immediately available for treatment without the complication and expense of modifying a patient’s own cells in a laboratory.

Lm Technology: An optimized Listeria -based antigen delivery system

Advaxis’ Listeria -based immunotherapies are designed for antigen delivery through a process of insertion of multiple copies of the proprietary tLLO-fusion protein into each extrachromosomal protein expression and secretion plasmid that makes and secretes the target protein right inside the patient’s antigen presenting cells to initiate and/or boost their immune response. The tLLO-fusion protein approach was developed at the University of Pennsylvania as an improvement over insertion of a single copy of the target gene, as an ACT-A (or other Lm peptide) fusion, within the bacterial genome for four key reasons:

1.	Multiple copies of the DNA in the plasmids per bacteria can result in larger amounts of tLLO -fusion protein being expressed simultaneously, versus a single copy. This is designed to improve antigen presentation and immunologic priming and increases the number of T cells generated for a particular treatment.
2.	tLLO expressed on plasmids (with or without a tumor target protein attached) has been shown preclinically to reduce numbers and immune suppressive function of Tregs and myeloid-derived suppressor cells, or MDSCs, in the tumor microenvironment. Presented preclinical data demonstrates that Tregs are destroyed as soon as five days after the first Lm Technology treatment and that suppressive M2 tumor-associated macrophages, or TAMs, are replaced by M1 macrophages which support antigen presentation and adoptive immunity.
3.	The extrachromosal DNA plasmids themselves also contain CpG sequence patterns that trigger TLR-9, which confers additional innate immune stimulation beyond a listeria without the plasmids.
4.	The multiple copies of bacterial DNA plasmids (up to 80-100 per bacteria) confers additional stimulation of the STING receptor within APC’s which has been associated with enhancing anti-cancer immunity in patients.

Clinical Pipeline

Advaxis is focused on the development and commercialization of proprietary Lm Technology antigen delivery products. The Company and its collaborators are currently conducting or are in the planning process for conducting clinical studies of Lm Technology immunotherapies in the following areas:

●	Disease focused hotspot/”off the shelf” neoantigen-directed therapies
●	Human Papilloma Virus (“HPV”)-associated cancers
●	Prostate cancer (ADXS-PSA)

The Company is currently in the process of winding down its ADXS-NEO Phase 1 Lm Technology personalized neoantigen-directed therapies clinical study and its AIM2CERV Phase 3 clinical trial with axalimogene filolisbac (AXAL) in high-risk locally advanced cervical cancer.

As a clinical-stage biotechnology company with no commercial products, Advaxis is aware of the need for fiscal responsibility, and is focusing its investments in areas that it anticipates will have the highest likelihood of clinical and commercial success. Additionally, the company will continue to be opportunistic by exploring ISTs, licensing and other external opportunities.

Advaxis Pipeline of Product Candidates

Disease focused hotspot/‘off the shelf’ neoantigen therapies (ADXS-HOT)

Advaxis is creating a new group of immunotherapy constructs for major solid tumor cancers that combines our optimized Lm Technology vector with promising targets designed to generate potent anti-cancer immunity. The ADXS-HOT program is a series of novel cancer immunotherapies that will target somatic mutations, or hotspots, cancer testis antigens, or CTAs, and oncofetal antigens, or OFAs. These three types of targets form the basis of the ADXS-HOT program because they are designed to be more capable of generating potent, tumor specific, and high strength killer T cells, versus more traditional over-expressed native sequence tumor associated antigens. Most hotspot mutations and OFA/CTA proteins play critical roles in oncogenesis; targeting both at once could significantly impair cancer proliferation. The ADXS-HOT products will combine many of the potential high avidity targets that are expressed in all patients with the target disease into one “off-the-shelf”, ready to administer treatment. The ADXS-HOT technology has a strong intellectual property, or IP, position, with potential protection into 2037, and an IP filing strategy providing for broad coverage opportunities across multiple disease platforms and combination therapies.

In July 2018, the Company announced that the U.S. Food and Drug Administration, or FDA, allowed the Company’s investigational new drug, or IND, application for its ADXS-HOT drug candidate (ADXS-503) for non-small cell lung cancer, or NSCLC. ADXS-503 is currently being evaluated in a Phase 1/2 clinical trial, enrolling patients at five sites. The first dose level with monotherapy in Part A, (1 X108 CFU) has been completed, and the Part A-second dose level (5 X108 CFU) and Part B in combination with a checkpoint inhibitor are currently open to enrollment. The Company expects to report immune response data from Part A monotherapy in early 2020.

On December 3, 2019, Advaxis announced that it submitted an IND to the FDA for the initiation of a Phase 1 clinical study of ADXS-504, its ADXS-HOT drug candidate for prostate cancer.

HPV-Related Cancers

The Company conducted several studies evaluating axalimogene filolisbac, or AXAL, for HPV-related cancers. AXAL is an Lm-based antigen delivery product directed against HPV and designed to target cells expressing HPV.

In June 2019, the Company announced the closing of its AIM2CERV Phase 3 clinical trial with axalimogene filolisbac (AXAL) in high-risk locally advanced cervical cancer. Company estimates showed that the remaining cost to complete the AIM2CERV trial ranged from $80 million to $90 million, and initial efficacy data was not anticipated for at least three years. Therefore, results from the clinical trial were not the basis for the decision to close the study, nor was safety as the trial recently underwent its third Independent Data Monitoring Committee (IDMC) review with no safety issues noted. The Company is in the process of unblinding the AIM2CERV clinical data generated to date and currently has no plans to further fund studies using AXAL.

In 2014, Advaxis granted Global BioPharma, or GBP, an exclusive license for the development and commercialization of AXAL in Asia, Africa, and the former USSR territory, exclusive of India and certain other countries. GBP is responsible for all development and commercial costs and activities associated with the development in their territories. GBP anticipates initiating its Phase 2, open-label controlled trial in HPV-associated NSCLC in patients following first-line chemotherapy in late 2019 or early 2020. The study will be assessing the effects of AXAL when combined with pemetrexed in patients with HPV+ NSCLC, following first line induction therapy.

Other HPV Program Licensing Agreements

Biocon Limited, or Biocon, our co-development and commercialization partner for AXAL in India and key emerging markets, filed a MAA for licensure of this immunotherapy in India. The companies will evaluate next steps regarding potential registration in India.

Especificos Stendhal SA de CV, or Stendhal, the Company’s co-development and commercialization partner for AXAL in Mexico, Brazil, Colombia and other Latin American countries, agreed to pay $10 million in support payment towards the expense of AIM2CERV over the duration of the trial, contingent upon Advaxis achieving annual project milestones, pursuant to a Co-Development and Commercialization Agreement, or the Stendhal Agreement. The Company is currently in arbitration proceedings with Stendhal. For more information, see Note 9, “Legal Proceedings” of the “Notes to the Financial Statements” included in Item 8.

Knight Therapeutics Inc., or Knight, holds an exclusive license to commercialize AXAL in Canada, as well as other product candidates.

Personalized Neoantigen-directed Therapies (ADXS-NEO)

ADXS-NEO is an individualized Lm Technology antigen delivery product developed using whole-exome sequencing of a patient’s tumor to identify neoantigens. ADXS-NEO is designed to work by presenting a large payload of neoantigens directly into dendritic cells within the patient’s immune system and stimulating a T cell response against cancerous cells. In October 2019, the Company announced that it has dosed its last patient in Part A, in monotherapy, and does not intend to continue into Part B, in combination with a checkpoint inhibitor. As a result, Advaxis is in the process of winding down this study. The Company intends to publish the final results from Part A of the ADXS-NEO study at a future medical meeting and to close its ADXS-NEO program IND thereafter.

Prostate Cancer (ADXS-PSA )

According to the American Cancer Society, prostate cancer is the second most common type of cancer found in American men and is the second leading cause of cancer death in men, behind only lung cancer. More than 160,000 men are estimated to be diagnosed with prostate cancer in 2018, with approximately 30,000 deaths each year. Unfortunately, in about 10-20% of cases, men with prostate cancer will go on to develop castration-resistant prostate cancer, or CRPC, which refers to prostate cancer that progresses despite androgen deprivation therapy. Metastatic CRPC, or mCRPC, occurs when the cancer spreads to other parts of the body and there is a rising prostate-specific antigen, PSA, level. This stage of prostate cancer has an average survival of 9-13 months, is associated with deterioration in quality of life, and has few therapeutic options available.

Recent data regarding checkpoint inhibitor monotherapy has shown some antitumor activity that provides disease control in a subset of patients with bone predominant mCRPC previously treated with next generation hormonal agents and docetaxel. Data from the KEYNOTE-199 trial in bone predominant-mCRPC patients treated with KEYTRUDA®, or pembrolizumab, was updated at the ASCO GU meeting in 2019. In this trial, the total stable disease/disease stabilization rate was 39% with no responses reported so far, and only one patient with ≥50% decrease in the post-baseline PSA value. It is hypothesized that the limited activity in mCRPC may be due to 1) the inability of the checkpoint inhibitor to infiltrate the tumor microenvironment and 2) the presence of an immunosuppressive tumor micro-environment, or TME. The combination therapy with agents—like Lm constructs—that induce T cell infiltration within the tumor and decrease negative regulators in the TME may improve performance of checkpoints in prostate cancer.

Lm Technology constructs demonstrated the ability to induce anti-tumor T cell responses and T cell infiltration in the TME and to reduce the number and suppressive function of Tregs and MDSCs in the TME. For example, destruction of Tregs in the TME has been documented as soon as five days after dosing Lm constructs in models. This reduction of immune suppression in the tumors has been attributed to our proprietary tLLO-fusion peptides expressed by multiple copies of the plasmids in each bacteria. Because of all these effects, it is hypothesized that Lm constructs can turn “cold prostate tumors” into “hot tumors” that better respond to checkpoint inhibitors. Advaxis believes that the combination of ADXS-PSA, its immunotherapy designed to target the PSA antigen, with a checkpoint inhibitor may provide an alternative treatment option for patients with mCRPC.

Advaxis has entered into a clinical trial collaboration and supply agreement with Merck to evaluate the safety and efficacy of ADXS-PSA as monotherapy and in combination with KEYTRUDA®, Merck’s anti PD-1 antibody, in a Phase 1/2, open-label, multicenter, dose determination and expansion trial in patients with previously treated metastatic, castration-resistant prostate cancer (KEYNOTE-046). ADXS-PSA was tested alone or in combination with KEYTRUDA in an advanced and heavily pretreated patient population who had progressed on androgen deprivation therapy. A total of 13 and 37 patients were evaluated on monotherapy and combination therapy, respectively. For the ADXS-PSA monotherapy dose escalation and determination portion of the trial, cohorts were started at a dose of 1 x 109 cfu (n=7) and successfully escalated to higher dose levels of 5x109 cfu (n=3) and 1x1010 cfu (n=3) without achieving a maximum tolerated dose. TEAEs noted at these higher dose levels were generally consistent with those observed at the lower dose level (1 x 109 cfu) other than a higher occurrence rate of Grade 2/3 hypotension. The Recommended Phase II Dose of ADXS-PSA monotherapy was determined to be 1x 109 cfu based on a review of the totality of the clinical data. This dose was used in combination with 200mg of pembrolizumab in a cohort of six patients to evaluate the safety of the combination before moving into an expanded cohort of patients. The safety of the combination was confirmed and enrollment in the expansion cohort phase was initiated. Enrollment in the study was completed in January 2017.

At the final data cutoff of September 16, 2019, median overall survival for 37 patients in the combination arm was 33.6 months (95% CI, range 15.4-33.6 months). This updated median overall survival is an increase from the previous data presented at the American Association for Cancer Research Annual Meeting in April 2019, where median overall survival was 21.1 months in the combination arm. The majority of TEAEs consisted of transient and reversible Grade 1-2 chills/rigors, fever, hypotension, nausea and fatigue. The combination of ADXS-PSA and KEYTRUDA® has appeared to be well-tolerated to date, with no additive toxicity observed. The Company plans to present these new data at a medical conference in 2020. The Company is in discussions with potential partners regarding opportunities to expand or advance this mCRPC program.

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

In September 2018, the Company announced that it had granted a license to OS Therapies, LLC, or OS Therapies, for the use of ADXS31-164, also known as ADXS-HER2, for evaluation in the treatment of osteosarcoma in humans. Under the terms of the license agreement, OS Therapies, in collaboration with the Children’s Oncology Group, will be responsible for the conduct and funding of a clinical study evaluating ADXS-HER2 in recurrent, completely resected osteosarcoma. Pursuant to the agreement, Advaxis expects to receive an upfront payment, reimbursement for product supply and other support, clinical, regulatory, and sales-based milestone payments, and royalties on future product sales. Additional details of the financial terms have not been disclosed.

Canine Osteosarcoma

On March 19, 2014, we entered into a definitive Exclusive License Agreement, or Aratana Agreement, with Aratana Therapeutics, Inc., or Aratana, where we granted Aratana an exclusive, worldwide, royalty-bearing license, with the right to sublicense, certain of our proprietary technology that enables Aratana to develop and commercialize animal health products that will be targeted for treatment of osteosarcoma and other cancer indications in animals. A product license request was filed by Aratana for ADXS-HER2 (also known as AT-014 by Aratana) for the treatment of canine osteosarcoma with the United States Department of Agriculture, or USDA. Aratana received communication in December 2017 that the USDA granted Aratana conditional licensure for AT-014 for the treatment of dogs diagnosed with osteosarcoma, one year of age or older. Initially, Aratana plans to make the therapeutic available for purchase at approximately two dozen veterinary oncology practice groups across the United States who participate in the study. Aratana received communication in December 2017 that the USDA granted Aratana conditional licensure for AT-014 for the treatment of dogs diagnosed with osteosarcoma, one year of age or older. Aratana is currently conducting an extended field study which is a requirement for full USDA licensure. Initially, Aratana plans to make the therapeutic available for purchase at approximately two dozen veterinary oncology practice groups across the United States who participate in the study.

Under the terms of the Aratana Agreement, Aratana paid an upfront payment to Advaxis in the amount of $1,000,000 upon signing of the Aratana Agreement. Aratana will also pay Advaxis: (a) up to $36.5 million based on the achievement of milestone relating to the advancement of products through the approval process with the USDA in the United States and the relevant regulatory authorities in the European Union, or E.U., in all four therapeutic areas and up to an additional $15 million in cumulative sales milestones based on achievement of gross sales revenue targets for sales of any and all products for use in non-human animal health applications, or the Aratana Field, (regardless of therapeutic area), and (b) tiered royalties starting at 5% and going up to 10%, which will be paid based on net sales of any and all products (regardless of therapeutic area) in the Aratana Field in the United States. Royalties for sales of products outside of the United States will be paid at a rate equal to half of the royalty rate payable by Aratana on net sales of products in the United States (starting at 2.5% and going up to 5%). Royalties will be payable on a product-by-product and country-by-country basis from first commercial sale of a product in a country until the later of (a) the 10th anniversary of first commercial sale of such product by Aratana, its affiliates or sub licensees in such country or (b) the expiration of the last-to-expire valid claim of our patents or joint patents claiming or covering the composition of matter, formulation or method of use of such product in such country. Aratana will also pay us 50% of all sublicense royalties received by Aratana and its affiliates. In fiscal year 2019, the Company received approximately $8,000 in royalty revenue from Aratana. Additionally, in July 2019, Aratana announced that their shareholders approved a merger agreement with Elanco Animal Health, or Elanco, whereby Elanco is now the majority shareholder of Aratana. All of the terms of the Aratana Agreement remain in effect.

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

Intellectual Property

Protection of our intellectual property is important to our business. We have a robust patent portfolio that protects our product candidates and Lm -based immunotherapy technology. Currently, we own or have rights to several hundred patents and applications, which are owned, licensed from, or co-owned with University of Pennsylvania, or Penn, Merck, National Institute of Health, or NIH, and/or Augusta University. We aggressively prosecute and defend our patents and proprietary technology. Our patents and applications are directed to the compositions of matter, use, and methods thereof, of our Lm-LLO immunotherapies for our product candidates, including AXAL, ADXS-PSA, ADXS-HOT, ADXS-HER2. We have and may continue to abandon prosecuting certain patents that are not strategically aligned with the direction of the Company.

Our approach to the intellectual property portfolio is to create, maintain, protect, enforce and defend our proprietary rights for the products we develop from our immunotherapy technology platform. We endeavor to maintain a coherent and aggressive strategic approach to building our patent portfolio with an emphasis in the field of cancer vaccines. Issued patents which are directed to AXAL, ADXS-PSA, and ADXS-HER2 in the United States, will expire between 2019 and 2032. Issued patents directed to our product candidates AXAL, ADXS-PSA, and ADXS-HER2 outside of the United States, will expire in 2032. Issued patents directed to our Lm -based immunotherapy platform in the United States, will expire between 2019 and 2031. Issued patents directed to our Lm-based immunotherapy platform outside of the United States, will expire between 2019 and 2033.

We have pending patent applications directed to our product candidates AXAL, ADXS-PSA, ADXS-HER2, and ADXS-HOT that, if issued would expire in the United States and in countries outside of the United States between 2020 and 2037. We have pending patent applications directed to methods of using of our product candidates AXAL, ADXS-PSA, ADXS-HOT, ADXS-HER2 directed to the following indications and others: prostate cancer and her2/neu-expressing cancer, that, if issued would expire in the United States and in countries outside of the United States between 2020 and 2037, depending on the specific indications.

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

The Drug Development Process

The product candidates in our pipeline are at various stages of clinical development. The path to regulatory approval includes multiple phases of clinical trials in which we collect data that will ultimately support an application to regulatory authorities to allow us to market a product for the treatment, of a specific type of cancer. There are many difficulties and uncertainties inherent in research and development of new products, resulting in high costs and variable success rates. Bringing a drug from discovery to regulatory approval, and ultimately to market, takes many years and significant costs.

Clinical testing, known as clinical trials or clinical studies, is either conducted internally by pharmaceutical or biotechnology companies or is managed on behalf of these companies by Clinical Research Organizations, or CROs. The process of conducting clinical studies is highly regulated by the FDA, as well as by other governmental and professional bodies. In a clinical trial, participants receive specific interventions according to the research plan or protocol created by the study sponsor and implemented by study investigators. Clinical trials may compare a new medical approach to a standard one that is already available or to a placebo that contains no active ingredients or to no intervention. Some clinical trials compare interventions that are already available to each other. When a new product or approach is being studied, it is not usually known whether it will be helpful, harmful, or no different than available alternatives. The investigators try to determine the safety and efficacy of the intervention by measuring certain clinical outcomes in the participants.

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

Orphan Drug Designation

Under the Orphan Drug Act, or ODA, the FDA may grant Orphan Drug Designation, ODD, to a drug or biological product intended to treat a rare disease or condition, which means a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States will be recovered from domestic sales of the product.

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

In Europe, the Committee for Orphan Medicinal Products, COMP, has issued a positive opinion on the application for ODD of AXAL for the treatment of anal cancer (December 2015) and on the application for ODD of ADXS-HER2 for osteosarcoma (November 2015).

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

FDA is required to facilitate the development, and expedite the review, of drugs that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment, and which demonstrate the potential to address unmet medical needs for the condition. Under the fast track program, the sponsor of a new drug candidate may request that FDA designate the drug candidate for a specific indication as a fast track drug concurrent with, or after, the filing of the IND for the drug candidate. FDA must determine if the drug candidate qualifies for Fast Track Designation within 60 days of receipt of the sponsor’s request.

Under the fast track program and FDA’s accelerated approval regulations, FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments.

In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow FDA to withdraw the drug from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by FDA.

In addition to other benefits such as the ability to use surrogate endpoints and engage in more frequent interactions with FDA, FDA may initiate review of sections of a fast track drug’s NDA before the application is complete. This rolling review is available if the applicant provides, and FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, FDA’s time period goal for reviewing an application does not begin until the last section of the NDA is submitted. Additionally, the Fast Track Designation may be withdrawn by FDA if FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, Trial sites and investigators and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

Coverage, Pricing and Reimbursement

Successful commercialization of new drug products depends in part on the extent to which reimbursement for those drug products will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drug products they will pay for and establish reimbursement levels. The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford a drug product. Sales of drug products depend substantially, both domestically and abroad, on the extent to which the costs of drugs products are paid for by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular drug products. In many countries, the prices of drug products are subject to varying price control mechanisms as part of national health systems. In general, the prices of drug products under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for drug products, but monitor and control company profits. Accordingly, in markets outside the United States, the reimbursement for drug products may be reduced compared with the United States. In the United States, the principal decisions about reimbursement for new drug products are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the Department of Health and Human Services, or HHS. CMS decides whether and to what extent a new drug product will be covered and reimbursed under certain federal governmental healthcare programs, such as Medicare, and private payors tend to follow CMS to a substantial degree. However, no uniform policy of coverage and reimbursement for drug products exists among third-party payors and coverage and reimbursement levels for drug products can differ significantly from payor to payor. In the United States, the process for determining whether a third-party payor will provide coverage for a biological product typically is separate from the process for setting the price of such product or for establishing the reimbursement rate that the payor will pay for the product once coverage is approved. With respect to biologics, third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication, or place products at certain formulary levels that result in lower reimbursement levels and higher cost sharing obligation imposed on patients. A decision by a third-party payor not to cover our product candidates could reduce physician utilization of a product. Moreover, a third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable a manufacturer to maintain price levels sufficient to realize an appropriate return on its investment in product development. Additionally, coverage and reimbursement for products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular medical product does not ensure that other payors will also provide coverage for the medical product, or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process usually requires manufacturers to provide scientific and clinical support for the use of their products to each payor separately and is a time-consuming process.

Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost-effectiveness of pharmaceutical products, in addition to questioning safety and efficacy. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover that product after FDA approval or, if they do, the level of payment may not be sufficient to allow a manufacturer to sell its product at a profit.

In addition, in many foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. In the European Union, governments influence the price of products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. The downward pressure on healthcare costs in general, particularly prescription products, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross border imports from low-priced markets exert a commercial pressure on pricing within a country.

Other Healthcare Laws

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, including CMS, the HHS Office of Inspector General and HHS Office for Civil Rights, other divisions of the HHS and the Department of Justice.

Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our current and future arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below.

The U.S. federal Anti-Kickback Statute, or AKS, prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, receiving or providing any remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The AKS has been interpreted to apply to arrangements between pharmaceutical and medical device manufacturers on the one hand and prescribers, purchasers, formulary managers and beneficiaries on the other hand. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Moreover, a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

Although we would not submit claims directly to payors, drug manufacturers can be held liable under the federal False Claims Act, which imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Several biopharmaceutical, medical device and other healthcare companies have been prosecuted under federal false claims and civil monetary penalty laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved (e.g., or off-label), and thus non-covered, uses. In addition, the civil monetary penalties statute imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Claims which include items or services resulting from a violation of the federal AKS are false or fraudulent claims for purposes of the False Claims Act.

Our future marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products, if approved, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our product candidates, are subject to scrutiny under these laws.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and certain other healthcare providers. The Affordable Care Act, or the ACA, imposed, among other things, new annual reporting requirements through the Physician Payments Sunshine Act for covered manufacturers for certain payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties. Covered manufacturers must submit reports by the 90th day of each subsequent calendar year and the reported information is publicly made available on a searchable website.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, including the Final HIPAA Omnibus Rule published on January 25, 2013, impose specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. Among other things, HITECH made HIPAAs security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, although it is unclear that we would be considered a “business associate” in the normal course of our business. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts.

Similar state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services. Such laws are generally broad and are enforced by various state agencies and private actions. Also, many states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance, and require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing.

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, imprisonment, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business.

Current and Future Legislation

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we, or any collaborators, may receive for any approved products.

The ACA, for example, contains provisions that subject biological products to potential competition by lower-cost biosimilars and may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extend Medicaid rebates to Medicaid managed care plans, provide for mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. With the President Trump administration and current Congress, there will likely be additional administrative or legislative changes, including modification, repeal or replacement of all, or certain provisions of the ACA, which may impact reimbursement for drugs and biologics. On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their lawsuit was dismissed by a federal judge in California on July 18, 2018. In addition, CMS has recently finalized regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, each chamber of Congress has put forth multiple bills, and may do so again in the future, designed to repeal or repeal and replace portions of the ACA.

While Congress has not passed repeal legislation, the Tax Reform Act includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress may consider other legislation to repeal and replace elements of the ACA. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. A Fifth Circuit U.S. Court of Appeals hearing to determine whether certain states and the House of Representatives have standing to appeal the lower court decision was held on July 9, 2019, but it is unclear when a Court will render its decision on this hearing, and what effect it will have on the status of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

Additionally, other federal health reform measures have been proposed and adopted in the United States since the ACA was enacted:

●	The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2027, unless additional Congressional action is taken.
●	The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
●	The Middle Class Tax Relief and Job Creation Act of 2012 required that CMS reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which served as a base for 2014 and subsequent years. In addition, effective January 1, 2014, CMS also began bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting.

Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed and enacted bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In addition, the U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs to limit the growth of government paid healthcare costs. For example, the U.S. government has passed legislation requiring pharmaceutical manufacturers to provide rebates and discounts to certain entities and governmental payors to participate in federal healthcare programs. Further, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs, and the current administration recently released a “Blueprint”, or plan, to reduce the cost of drugs. The Blueprint contains certain measures that the U.S. Department of Health and Human Services is already working to implement. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also been increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Collaborations, Partnerships and Agreements

Collaborations, partnerships and agreements are a key component of Advaxis’ corporate strategy. As a clinical stage biotechnology company without sales revenue, partnerships are an essential part of the ongoing strategy. Additionally, the evolution of the field of immunotherapy has resulted in combination treatments becoming ubiquitous; ongoing clinical studies and agreements with many of the leading, large oncology pharmaceutical companies helps validate that Lm Technology may play a key role in the cancer treatment protocols of the future.

Our collaborators and partners include Merck, Aratana, OS Therapies, Biocon, Global BioPharma, Knight, and others. For more information, see Note 8, “Collaboration and Licensing Agreements” of the “Notes to the Financial Statements” included in Item 8.

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

Manufacturing

Current Good Manufacturing Practices, or cGMPs, are the standards identified to conform to requirements by governmental agencies that control authorization and licensure for manufacture and distribution of drug products for either clinical investigations or commercial sale. GMPs identify the requirements for procurement, manufacturing, testing, storage, distribution and the supporting quality systems to ensure that a drug product is safe for its intended application. cGMPs are enforced in the United States by the FDA, under the authorities of the Federal Food, Drug and Cosmetic Act and its implementing regulations and use the phrase “current good manufacturing practices” to describe these standards.

Each of Advaxis’ wholly owned product candidates is manufactured using a platform process, with uniform methods and testing procedures. This allows for an accelerated pathway from construct discovery to clinical product delivery, while helping to keep cost of goods low.

Advaxis has entered into agreements with multiple third-party organizations, or CMOs, to handle the manufacturing, testing, and distribution of product candidates. These organizations have extensive experience within the biologics space and with the production of clinical and commercial GMP supplies.

Advaxis has constructed a state-of-the-art manufacturing facility and laboratory to develop and manufacture clinical-grade products, supporting the clinical trials and future potential commercialization of the Company’s therapeutics. Increased manufacturing capability and capacity allows Advaxis to manufacture its own material and reduce reliance on CMOs, and improve supply flexibility, scalability, lead times, and costs of goods. The Company’s long-term manufacturing strategy is to leverage both their partners’ capabilities and their internal capabilities in order to build a supply chain that is reliable, flexible, and cost competitive.

Competition

The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and a high degree of competition. As a result, our actual or proposed immunotherapies could become obsolete before we recoup any portion of our related research and development expenses. While we believe that our product candidates, technology, knowledge and experience provide us with competitive advantages, we face competition from established and emerging pharmaceutical and biotechnology companies, among others. The biotechnology and biopharmaceutical industries are highly competitive, and this competition comes from both biotechnology firms and from major pharmaceutical companies, including: BioNtech, Moderna, Gritstone, BMS, AstraZeneca, Merck, Neon Therapeutics, et al., each of which is pursuing cancer vaccines and/or immunotherapies.

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

Employees

As of October 31, 2019, we had 35 employees, all of which were full time employees, 27 of whom were engaged in research and development activities and 8 of whom were engaged in finance, business development, facilities, human resources and administrative support. Of our full-time employees, 1 holds a Ph.D. degree. None of our employees are represented by a labor union, and we consider our relationship with our employees to be good.

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

The research and development of our products has consumed substantial amounts of cash since inception. We expect to continue to invest in advancing the clinical development of our product candidates and to commercialize any product candidates for which we receive regulatory approval. As of October 31, 2019, we had cash and cash equivalents of $32.4 million. We will require additional capital for the further development of our product candidates. We are pursuing various ways to support our development efforts including debt and/or equity financing as well as targeting potential collaborators of our products.

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

Our auditor’s report on our financial statements for the year ended October 31, 2019 includes a going concern paragraph. The Company’s products that are being developed have not generated significant revenue. As a result, the Company has suffered recurring losses and requires significant cash resources to execute its business plans. These losses are expected to continue for an extended period of time. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

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

Risks Related to Our Business, Industry and Strategy

We are a clinical stage company.

We are a clinical stage biotechnology company with a history of losses and can provide no assurance as to future operating results. As a result of losses that will continue throughout our clinical stage, we may exhaust our financial resources and be unable to complete the development of our products. We anticipate that we will continue to incur significant operational costs as we execute on our clinical development strategy. Our deficit will continue to grow during our drug development period.

We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the foreseeable future due to our substantial investment in research and development. As of October 31, 2019, we had an accumulated deficit of approximately $384.3 million and stockholders’ equity of approximately $39.5 million. We expect to spend substantial additional sums on the continued administration and research and development of proprietary products and technologies with no certainty that our immunotherapies will become commercially viable or profitable as a result of these expenditures. If we fail to raise a significant amount of capital, we may need to significantly curtail operations or cease operations in the near future. If any of our product candidates fail in clinical trials or does not gain regulatory approval, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We are significantly dependent on the success of our Lm Technology platform and our product candidates based on this platform.

We have invested, and we expect to continue to invest, significant efforts and financial resources in the development of product candidates based on our Lm Technology. Our ability to generate meaningful revenue, which may not occur for the foreseeable future, if ever, will depend heavily on the successful development, regulatory approval and commercialization of one or more of these product candidates, and such regulatory approval and commercialization may never occur.

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

We currently have agreements with third party manufacturing facilities for production of many of our immunotherapies for research and development and testing purposes. While we have built our own manufacturing facility onsite in Princeton, New Jersey to manufacture clinical materials for some of our products, we depend on third-party manufacturers to supply most of our clinical materials. Third-party manufacturers must be able to meet our deadlines as well as adhere to quality standards and specifications. Our predominant reliance on third parties for the manufacture of our drug substance, investigational new drugs and, in the future, any approved products, creates a dependency that could severely disrupt our research and development, our clinical testing, and ultimately our sales and marketing efforts if the source of such supply proves to be unreliable or unavailable. If our own manufacturing operation or any contracted manufacturing operation is unreliable or unavailable, we may not be able to manufacture clinical drug supplies of our immunotherapies, and our preclinical and clinical testing programs may not be able to move forward and our entire business plan could fail. If we are able to commercialize our products in the future, there is no assurance that our own manufacturing operation or any third-party manufacturers will be able to meet commercialized scale production requirements in a timely manner or in accordance with applicable standards or current GMP.

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

Additional laws and regulations governing international operations could negatively impact or restrict our operations.

If we further expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The U.S. Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the United States, it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs.

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations. We can face serious consequences for violations.

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors and other partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

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

As of October 31, 2019, we had 35 employees, all of which were full time employees. Our ability to attract and retain highly skilled personnel is critical to our operations and expansion. We face competition for these types of personnel from other technology companies and more established organizations, many of which have significantly larger operations and greater financial, technical, human and other resources than we have. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. If we are not successful in attracting and retaining these personnel, or integrating them into our operations, our business, prospects, financial condition and results of operations will be materially adversely affected. In such circumstances we may be unable to conduct certain research and development programs, unable to adequately manage our clinical trials and other products, unable to commercialize any products, and unable to adequately address our management needs.

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

We are aware of certain investigational new drugs under development or approved products by competitors that are used for the prevention, diagnosis, or treatment of certain diseases we have targeted for drug development. Various companies are developing biopharmaceutical products that have the potential to directly compete with our immunotherapies even though their approach may be different. The biotechnology and biopharmaceutical industries are highly competitive, and this competition comes from both biotechnology firms and from major pharmaceutical companies, including companies like: Gritstone, Moderna, BMS, Merck and Neon Therapeutics, among others, each of which is pursuing cancer vaccines and/or immunotherapies. Many of these companies have substantially greater financial, marketing, and human resources than we do (including, in some cases, substantially greater experience in clinical testing, manufacturing, and marketing of pharmaceutical products). We also experience competition in the development of our immunotherapies from universities and other research institutions and compete with others in acquiring technology from such universities and institutions.

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

We may face legal claims; legal disputes are expensive and we may not be able to afford the costs.

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

Our immunotherapies are at various stages of development. Further development and extensive testing will be required to determine their technical feasibility and commercial viability. We will need to complete significant additional clinical trials demonstrating that our product candidates are safe and effective to the satisfaction of the FDA and other non-U.S. regulatory authorities. The drug approval process is time-consuming, involves substantial expenditures of resources, and depends upon a number of factors, including the severity of the illness in question, the availability of alternative treatments, and the risks and benefits demonstrated in the clinical trials. Our success will depend on our ability to achieve scientific and technological advances and to translate such advances into licensable, FDA-approvable, commercially competitive products on a timely basis. Failure can occur at any stage of the process. If such programs are not successful, we may invest substantial amounts of time and money without developing revenue-producing products. As we enter a more extensive clinical program for our product candidates, the data generated in these studies may not be as compelling as the earlier results.

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

Our clinical trials may be suspended at any time for a number of reasons. A clinical trial may be suspended or terminated by us, an IRB, the FDA or other regulatory authorities due to a failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, presentation or identification of unforeseen safety signals or issues, failure to demonstrate a benefit from using the investigational drug, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or for other business-related reasons. For example, in June 2019, we announced that we were closing our AIM2CERV Phase 3 clinical trial with AXAL in cervical cancer due to the delays we incurred as a result of the recent FDA partial clinical hold on the trial, as well as the estimated cost and time to completion of the trial. In addition, clinical trials for our product candidates could be suspended due to adverse side effects. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. We may also voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to patients or do not demonstrate clinical benefit. If we elect or are forced to suspend or terminate any clinical trial of any product candidates that we develop, the commercial prospects of such product candidates will be harmed and our ability to generate product revenues from any of these product candidates will be delayed or eliminated. Any of these occurrences may significantly harm our business, financial condition, results of operations and prospects.

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

We outsource the management of our clinical trials to third parties. Agreements with CROs, clinical investigators and medical institutions for clinical testing and data management services, place substantial responsibilities on these parties that, if unmet, could result in delays in, or termination of, our clinical trials. For example, if any of our clinical trial sites fail to comply with FDA-approved good clinical practices, we may be unable to use the data gathered at those sites. If these clinical investigators, medical institutions or other third parties do not carry out their contractual duties or regulatory obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for, or successfully commercialize, our agents. We are not certain that we will successfully recruit enough patients to complete our clinical trials nor that we will reach our primary endpoints. Delays in recruitment, lack of clinical benefit or unacceptable side effects would delay or prevent the initiation of future development of our agents.

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

We are currently evaluating the safety and efficacy of our product candidates in clinical trials. However, even though the initiation and conduct of the clinical trials is in accordance with the governing regulatory authorities in each country, as with any investigational new drug (under an IND in the United States, or the equivalent in countries outside of the United States), we are at risk of a clinical hold at any time based on the evaluation of the data and information submitted to the governing regulatory authorities.

There can be delays in obtaining FDA and/or other necessary regulatory approvals in the United States and in countries outside the United States for any investigational new drug and failure to receive such approvals would have an adverse effect on the investigational new drug’s potential commercial success and on our business, prospects, financial condition and results of operations. The time required to obtain approval by the FDA and non-U.S. regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. For example, the FDA or non-U.S. regulatory authorities may disagree with the design or implementation of our clinical trials or study endpoints; or we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks. In addition, the FDA or non-U.S. regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials or the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or New Drug Application, or NDA or other submission or to obtain regulatory approval in the United States or elsewhere. The FDA or non-U.S. regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and the approval policies or regulations of the FDA or non-U.S. regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Although we have been granted FDA orphan drug designation for AXAL for use in the treatment of anal cancer, HPV-associated head and neck cancer, Stage II-IV invasive cervical cancer and for ADXS-HER2 for the treatment of osteosarcoma in the United States, as well as EMA orphan drug designation for AXAL for the treatment of anal cancer and for ADXS-HER2 for the treatment of osteosarcoma in the EU, we may not receive the benefits associated with orphan drug designation. This may result from a failure to maintain orphan drug status or result from a competing product reaching the market that has an orphan designation for the same disease indication. Under U.S. rules for orphan drugs, if such a competing product reaches the market before ours does, the competing product could potentially obtain a scope of market exclusivity that limits or precludes our product from being sold in the United States for seven years. Even if we obtain exclusivity, the FDA could subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. A competitor also may receive approval of different products for the same indication for which our orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity.

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

We have Product Liability and Clinical Trial Liability insurance coverage for each clinical trial. We do not have product liability insurance for sold commercial products because we do not have products on the market. We plan to expand such coverage to include the sale of commercial products if marketing approval is obtained for any of our immunotherapies. However, insurance coverage is increasingly expensive and we may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.

We may not obtain or maintain the benefits associated with Breakthrough Therapy Designation.

If we apply for Breakthrough Therapy Designation, or BTD, we may not be granted BTD, or even if granted, we may not receive the benefits associated with BTD. This may result from a failure to maintain breakthrough therapy status if it is no longer considered to be a breakthrough therapy. For example, a drug’s development program may be granted BTD using early clinical testing that shows a much higher response rate than available therapies. However, subsequent interim data derived from a larger study may show a response that is substantially smaller than the response seen in early clinical testing. Another example is where BTD is granted to two drugs that are being developed for the same use. If one of the two drugs gains traditional approval, the other would not retain its designation unless its sponsor provided evidence that the drug may demonstrate substantial improvement over the recently approved drug. When BTD is no longer supported by emerging data or the designated drug development program is no longer being pursued, the FDA may choose to send a letter notifying the sponsor that the program is no longer designated as a breakthrough therapy development program.

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

Fast Track Designation or Breakthrough Therapy Designation from the FDA may not actually lead to a faster development or regulatory review or approval process.

The FDA has granted Fast Track Designation for AXAL for adjuvant therapy for high-risk locally advanced cervical cancer patients, and has granted Fast Track Designation for ADXS-HER2 for patients with newly-diagnosed, non-metastatic, surgically-resectable osteosarcoma. We may seek Breakthrough Therapy Designation for our product candidates or Fast Track Designation for certain of our other product candidates.

If a product is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe one of our product candidates is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

A breakthrough therapy is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For products that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy Designation may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if a product candidate qualifies as a breakthrough therapy, the FDA may later decide that the product no longer meets the conditions for qualification and rescind the Breakthrough Therapy Designation.

The results of clinical trials conducted at clinical trial sites outside the United States might not be accepted by the FDA, and data developed outside of a foreign jurisdiction similarly might not be accepted by such foreign regulatory authority.

Some of the clinical trials for our product candidates that are being or will be conducted through our partnerships and collaborations may be conducted outside the United States, and we intend in the future to conduct additional clinical trials outside the United States. Although the FDA, European Medicines Agency (“EMA”) or comparable foreign regulatory authorities may accept data from clinical trials conducted outside the relevant jurisdiction, acceptance of these data is subject to certain conditions. For example, the FDA requires that the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles such as IRB or ethics committee approval and informed consent, the trial population must adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, acceptance of the data by the FDA will be dependent upon its determination that the trials were conducted consistent with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States as adequate support of a marketing application. Similarly, we must also ensure that any data submitted to foreign regulatory authorities adheres to their standards and requirements for clinical trials and there can be no assurance a comparable foreign regulatory authority would accept data from trials conducted outside of its jurisdiction.

Our relationships with healthcare providers and physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, or FCA, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;

●	the federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, requirements on certain healthcare providers, health plans and healthcare clearinghouses, known as covered entities, as well as their respective business associates, independent contractors that perform services for covered entities that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

●	the federal Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, as amended, or ACA, and its implementing regulations, which require some manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, of the U.S. Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products. Pharmaceutical companies may also be subject to federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies continue to closely scrutinize interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time and resource-consuming and can divert a company’s attention from the business.

It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in federal and state funded healthcare programs, contractual damages and the curtailment or restricting of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Any action for violation of these laws, even if successfully defended, could cause a biopharmaceutical manufacturer to incur significant legal expenses and divert management’s attention from the operation of the business. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, the EMA or comparable foreign regulatory authorities must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

Even if we receive regulatory approval of any product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

If any of our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with cGMP and GCP requirements for any clinical trials that we conduct post-approval.

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, EMA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA, other marketing application and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. Certain endpoint data we hope to include in any approved product labeling also may not make it into such labeling, including exploratory or secondary endpoint data such as patient-reported outcome measures. The FDA may also require a risk evaluation and mitigation strategies, or REMS, program as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, EMA or a comparable foreign regulatory authority approves our product candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports and registration.

The FDA may impose consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical trials to assess new safety risks or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;

●	fines, warning letters or holds on clinical trials;

●	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;

●	product seizure or detention or refusal to permit the import or export of our product candidates; and

●	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The policies of the FDA, EMA and comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, if approved, which could make it difficult for us to sell any product candidates profitably.

The success of our product candidates, if approved, depends on the availability of coverage and adequate reimbursement from third-party payors. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop.

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance.

Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

●	a covered benefit under its health plan;

●	safe, effective and medically necessary;

●	appropriate for the specific patient;

●	cost-effective; and

●	neither experimental nor investigational.

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates, once approved. Patients are unlikely to use our product candidates, once approved, unless coverage is provided and reimbursement is adequate

Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. biopharmaceutical industry. The ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. For example, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, the Tax Reform Act includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” As a result of the individual mandate repeal, subsequent litigation challenged the validity of the ACA. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, or TCJA, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. A Fifth Circuit U.S. Court of Appeals hearing to determine whether certain states and the House of Representatives have standing to appeal the lower court decision was held on July 9, 2019, but it is unclear when the court will render its decision on this hearing, and what effect it will have on the status of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Further, the Trump administration has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Bipartisan bills to appropriate funds for CSR payments were proposed in 2017 and 2018, but the proposals have not been enacted into law. Multiple state Attorneys General filed suit to stop the administration from terminating the subsidies, but their case was dismissed by a federal judge in California on July 18, 2018. Furthermore, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace and providers, and the potential effect on our business, are not yet known.

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, upon completion of this offering and in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Approval of our product candidates does not ensure successful commercialization and reimbursement.

We are not currently marketing our product candidates; however, we are seeking partnering and commercial opportunities for our products. We cannot assure you that we will be able to commercialize any of our product candidates ourselves or find a commercialization partner or that we will be able to agree to acceptable terms with any partner to launch and commercialize our products.

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

In addition, if one of our products is approved for marketing, we will be subject to significant regulatory obligations regarding product promotion, the submission of safety and other post-marketing information and reports and registration, and will need to continue to comply (or ensure that our third party providers comply) with cGMPs, and Good Clinical Practices, or GCPs, for any clinical trials that we conduct post-approval. In addition, there is always the risk that we or a regulatory authority might identify previously unknown problems with a product post-approval, such as adverse events of unanticipated severity or frequency. Compliance with these requirements is costly, and any failure to comply or other issues with our product candidates’ post-market approval could have a material adverse effect on our business, financial condition and results of operations.

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

Currently, we own or have rights to several hundred patents and applications, which are owned, licensed from, or co-owned with Penn and Merck. We have obtained the rights to all future patent applications in this field originating in the laboratories of Dr. Yvonne Paterson and Dr. Fred Frankel, at the University of Pennsylvania.

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

Some of our products are dependent upon our license agreement with Penn; if we breach the license agreement and/or fail to make payments due and owing to Penn under our license agreement, our business may be materially and adversely affected.

Pursuant to the terms of our license agreement with Penn, which has been amended from time to time, we have acquired exclusive worldwide licenses for patents and patent applications related to our proprietary Listeria vaccine technology. The license provides us with the exclusive commercial rights to the patent portfolio developed at Penn as of the effective date of the license, in connection with Dr. Paterson and requires us to pay various milestone, legal, filing and licensing payments to commercialize the technology. As of October 31, 2019, we did not have outstanding payables to Penn. We can provide no assurance that we will be able to make all future payments due and owing thereunder, that such licenses will not be terminated or expire during critical periods, that we will be able to obtain licenses from Penn for other rights that may be important to us, or, if obtained, that such licenses will be obtained on commercially reasonable terms. The loss of any current or future licenses from Penn or the exclusivity rights provided therein could materially harm our business, financial condition and operating results.

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

Additionally, we can provide no assurance that the patents underlying any licenses will be valid and enforceable. To the extent any products developed by us are based on licensed technology, royalty payments on the licenses will reduce our gross profit from such product sales and may render the sales of such products uneconomical. In addition, the loss of any current or future licenses or the exclusivity rights provided therein could materially harm our business, financial condition and our operations.

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

Our common stock is listed on the Nasdaq Global Select Market. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share. In March 2019, the Company executed a 1 for 15 reverse stock split in order to regain compliance after a prior Nasdaq notice of delisting. On September 3, 2019, we received a written notice from Nasdaq indicating that we are not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market. We have until March 2, 2020 to regain compliance. We can regain compliance if at any time prior to March 2, 2020 the bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive business days.

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

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans at October 31, 2019:

Plan category	Number of shares of common stock to be issued on exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the previous columns)
Equity compensation plans approved by security holders
Options	560,490	$71.56	N/A
Restricted stock	14,706	N/A	N/A
Equity compensation plans not approved by security holders	-	-	-
Total	575,196	71.56	26,161	*

* Number of securities remaining can be utilized for either options or restricted stock.

ITEM 6. Selected Financial Data.

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

Overview

Advaxis, Inc. (“Advaxis” or the “Company”) is a clinical-stage biotechnology company focused on the development and commercialization of proprietary Lm Technology antigen delivery products based on a platform technology that utilizes live attenuated Listeria monocytogenes, or Lm bioengineered to secrete antigen/adjuvant fusion proteins. These Lm-based strains are believed to be a significant advancement in immunotherapy as they integrate multiple functions into a single immunotherapy by accessing and directing antigen presenting cells to stimulate anti-tumor T cell immunity, stimulate and activate the immune system with the equivalent of multiple adjuvants, and simultaneously reduce tumor protection in the Tumor Microenvironment, or TME, to enable the T cells to attack tumor cells. The Company believes that Lm Technology immunotherapies can complement and address significant unmet needs in the current oncology treatment landscape. Specifically, their product candidates have the potential to optimize checkpoint performance, while having a generally well-tolerated safety profile, and most of their product candidates are immediately available for treatment with a low cost of goods. The Company’s passion for the clinical potential of Lm Technology is balanced by focus and fiscal discipline and driven towards increasing shareholder value.

Advaxis and its collaborators are currently conducting or in the process of winding down clinical studies of Lm Technology immunotherapies in four program areas:

●	Human Papilloma Virus (“HPV”)-associated cancers
●	Personalized neoantigen-directed therapies
●	Disease focused hotspot/‘off the shelf’ neoantigen-directed therapies
●	Prostate cancer

All four clinical program areas are anchored in the Company’s Lm TechnologyTM, a unique platform designed for its ability to safely and effectively target various cancers in multiple ways. As an intracellular bacterium, Lm is an effective vector for the presentation of antigens through both the Major Histocompatibility Complex, or MHC, I and II pathways, due to its active phagocytosis by Antigen Presenting Cells, or APCs. Within the APCs, Lm produces virulence factors which allow survival in the host cytosol and potently stimulate the immune system.

Results of Operations for the Year Ended October 31, 2019 Compared to the Year Ended October 31, 2018

Revenue

Revenue increased $14.8 million to $20.9 million for the year ended October 31, 2019 compared to $6.1 million for the year ended October 31, 2018. The increase was due to changes in the estimated performance period associated with upfront fees received from Amgen in conjunction with the collaboration agreement signed in August 2016. On December 10, 2018, we received a written notice of termination from Amgen with respect to the Amgen Agreement, effective as of February 8, 2019. As of the notification date, we adjusted revenue on a cumulative catch-up basis considering the revised measure of progress for the combined performance obligation based on the modified service period up to and through the contract termination date resulting in additional revenue of $15.6 million. In addition, during the year ended October 31, 2019, the reimbursement of research and development costs of approximately $2.0 million was included in revenue as a result of adoption of ASC 606, whereas during the year ended October 31, 2018, we recorded reductions in research and development expenses of approximately $5.8 million pertaining to the reimbursement of research and development costs.

Research and Development Expenses

We invest in research and development to advance our Lm technology through our preclinical and clinical development programs. Research and development expenses for the years ended October 31, 2019 and 2018 were categorized as follows (in thousands):

	Years Ended October 31,		Increase (Decrease)
	2019	2018	$	%

HPV-associated cancers	$8,139	$24,272	$(16,133)	(198)%
Personalized neoantigen-directed therapy	2,932	2,331	601	20
Hotspot/Off-the-Shelf therapies	3,221	1,204	2,017	63
Prostate cancer	863	2,844	(1,981)	(230)
Other expenses	11,522	32,082	(20,560)	(178)
Partner reimbursements	-	(5,763)	(5,763)	100
Total research & development expense	$26,677	$56,970	$(30,293)	-114%

Stock-based compensation expense included in research and development expense	$1,036	$2,836	$(1,800)	-174%

HPV-Associated Cancers (AXAL)

The majority of the HPV-associated research and development costs include clinical trial and other related costs associated with our axalimogene filolisbac, or AXAL, programs in cervical and head and neck cancers. HPV-associated costs for the year ended October 31, 2019 decreased approximately $16.1 million, or 198%, compared to the same period in 2018. The decrease resulted from the partial clinical hold by the FDA during the first several months of 2019, specifically driven by a decrease in investigator payments and the closing of several sites that did not have patients enrolled. In May 2019, we received notification from the FDA that the partial clinical was lifted, and in June 2019 we announced the closing of our Phase 3 AIM2CERV study in high-risk locally advanced cervical cancer. We anticipate that we will continue to incur costs associated with the wind down of the study until late 2020. Additionally, a winding down of several studies, including our Fawcett study in anal cancer and our MEDI4736 study in combination with MedImmune’s investigational anti-PD-L1 immune checkpoint inhibitor, durvalumab, drove further reduction in costs in the year ended October 31, 2019 compared to the year ended October 31, 2018. We do not anticipate funding any new AXAL studies.

Personalized Neoantigen-Directed Therapies (ADXS-NEO)

Research and development costs associated with personalized neoantigen-directed therapies for the year ended October 31, 2019 increased approximately $0.6 million, or 20%, compared to the same period in 2018. The increase is attributable to the opening of new clinical sites, the enrollment of patients and manufacturing costs for the clinical supply of such studies. On October 24, 2019, we announced that we have enrolled our last patient in the ADXS-NEO program in monotherapy and will not continue into Part B of this study. We anticipate that we will incur wind down costs for this study until late 2020.

Hotspot/Off-the-Shelf Therapies (ADXS-HOT)

Research and development costs associated with our hotspot mutation-based therapy for the year ended October 31, 2019 increased approximately 63% to $3.2 million compared to the same period in 2018. The increase is attributable to the startup costs associated with the initiation of the Phase 1/2 clinical trial in fiscal 2019. This is the first study initiated using our ADXS-HOT construct, which we believe to be applicable across several tumor types. In October 2019, we announced that we completed dosing in Part A of this study and we anticipate that we will report safety and immune response on the first cohort of our first clinical trial using ADXS-HOT in early 2020.

Prostate Cancer Therapy (ADXS-PSA)

Research and development costs associated with our prostate cancer therapy for the year ended October 31, 2019 decreased approximately $2.0 million, or 230%, compared to the same period in 2018. The decrease is attributable to the enrollment in the study ending in 2017, which resulted in a decrease of the monthly operational costs in the study. The Phase 2 study of our ADXS-PSA compound is in combination with KEYTRUDA® (pembrolizumab), Merck’s humanized monoclonal antibody against PD-1. During 2019, we presented updated data from this study which demonstrated an increase in the median overall survival, or mOS, to 33.6 months for patients in the combination arm of this study. We are in discussions with potential partners on the next step for this therapy.

Other Expenses

Other expenses include salary and benefit costs, stock-based compensation expense, professional fees, laboratory costs and other internal and external costs associated with our research & development activities. Other expenses for the year ended October 31, 2019 decreased approximately $20.6 million, or 178%, compared to the same period in 2018. The decrease was primarily attributable to a decrease in salary related expenses, including stock compensation, and travel expenses resulting from cost control measures put in place beginning in June 2018, as well impairment losses recorded on idle fixed assets. In addition, there was a decrease in laboratory costs, drug manufacturing process validation and drug stability studies due to the work performed supporting our Marketing Authorization Application, or MAA, in Europe in fiscal year 2018 in support of the filing, which occurred in February 2018 and no similar filing occurred in fiscal year 2019.

Partner Reimbursements

Partner reimbursements for the year ended October 31, 2019 decreased approximately $5.8 million, or 100%, compared to the same period in 2018. During the year ended October 31, 2019, the reimbursement of research and development costs of approximately $2.0 million was included in revenue as a result of adoption of ASC 606, while during the year ended October 31, 2018, we recorded reductions in research and development expenses of approximately $5.8 million pertaining to the reimbursement of research and development costs.

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs and stock-based compensation expense for employees included in our finance, legal and administrative organizations. Also included in general and administrative expenses are outside legal, professional services and facilities costs. General and administrative expenses for the years ended October 31, 2019 and 2018 were as follows (in thousands):

	Years Ended October 31,		Increase (Decrease)
	2019	2018	$	%

General and administrative expense	$12,179	$19,472	$(7,293)	(60)%

Stock-based compensation expense included in general and administrative expense	$966	$4,147	$(3,181)	(329)%

General and administrative expenses for the year ended October 31, 2019 decreased approximately $7.3 million, or 60%, compared to the same period in 2018. In June 2018, we began instituting measures to control costs for non-essential items in areas that didn’t support the strategic direction of the company. Consequently, we reduced general and administrative expenses, including headcount, which resulted in decreases in salaries and stock-based compensation. In addition, there was a decrease in consulting and professional fees during the year ended October 31, 2019 compared to the prior year due to external strategy and program assessments performed during fiscal year 2018 and not recurring in fiscal year 2019.

Changes in Fair Values

       For the year ended October 31, 2019, we recorded non-cash income from changes in the fair value of the warrant liability of approximately $2.6 million. The decrease in the fair value of liability warrants resulted from a decrease in our share price from $0.56 at October 31, 2018 to $0.32 at October 31, 2019, as well as a decrease in the number of liability warrants as a result of the warrant exchange (see Loss on shares issued in settlement of warrants below).

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

Loss on shares issued in settlement of warrants

On March 14, 2019, we entered into private exchange agreements with certain holders of warrants issued in connection with our September 2018 public offering of common stock and warrants. Pursuant to the exchange agreements, we issued 856,865 shares of common stock to the investors in exchange for warrants on a 1:1 basis. In connection with the warrant exchange, we recorded a loss of approximately $1.6 million for the year ended October 31, 2019.

Liquidity and Capital Resources

Going Concern and Managements Plans

Similar to other development stage biotechnology companies, our products that are being developed have not generated significant revenue. As a result, we have suffered recurring losses and we require significant cash resources to execute our business plans. These losses are expected to continue for an extended period of time. The aforementioned factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern within twelve months after the date the financial statements are issued.

Historically, our major sources of cash have comprised proceeds from various public and private offerings of our common stock, debt financings, clinical collaborations, option and warrant exercises, NOL tax sales, income earned on investments and grants, and interest income. From October 2013 through October 2019, we raised approximately $292.2 million in gross proceeds ($27.0 million in fiscal year 2019) from various public and private offerings of our common stock. We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future. As of October 31, 2019 and 2018, we had an accumulated deficit of approximately $384.3 million and $367.7 million, respectively, and stockholders’ equity of approximately $39.5 million and $24.1 million, respectively.

As of October 31, 2019, we had approximately $32.4 million in cash and cash equivalents. Management’s plans to mitigate an expected shortfall of capital and to support future operations include obtaining additional funds through partnerships or strategic or financing investors and a continued focus on cost control. We expect to have sufficient capital to fund our obligations as they become due in the ordinary course of business until at least January 2021. The actual amount of cash that we will need to operate is subject to many factors. We have based this estimate on assumptions that may prove to be wrong, and we could use available capital resources sooner than currently expected. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amount of increased capital outlays and operating expenses associated with completing the development of our current product candidates. The Company has reduced its operating expenses to $38.9 million for the year ended October 31, 2019 as compared to $76.4 million during the year ended October 31, 2018. Furthermore, the Company expects operating expenses to be approximately $29 million for fiscal year 2020, which includes approximately $6 million in non-recurring costs related to programs that are winding down.

We recognize that we will need to raise additional capital in order to continue to execute our business plan in the future. There is no assurance that additional financing will be available when needed or that we will be able to obtain financing on terms acceptable to us or whether we will become profitable and generate positive operating cash flow. If we are unable to raise sufficient additional funds, we will have to scale back our operations or liquidate assets. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

Cash Flows

Operating Activities

Net cash used in operating activities was approximately $36.1 million for the year ended October 31, 2019 compared to net cash used in operating activities of approximately $62.1 million for the year ended October 31, 2017. Net cash used in operating activities includes spending associated with our clinical trial programs and general and administrative activities. We began instituting measures to control costs for non-essential items in areas that didn’t support the strategic direction of the company, and as a result, we reduced operating expenditures significantly.

Investing Activities

Net cash used in investing activities was approximately $1.2 million for the year ended October 31, 2019 compared to net cash provided by investing activities of $43.6 million for the year ended October 31, 2018. During fiscal year 2018, many of our remaining short-term investment securities matured and a portion of the proceeds were used to fund operating activities. In addition, there was a reduction in property and equipment purchases during the year ended October 31, 2019 of approximately $1.4 million as compared to the prior year.

Financing Activities

Net cash provided by financing activities was approximately $24.6 million for the year ended October 31, 2019 as compared to $39.2 million for the year ended October 31, 2018. In fiscal year 2019, we received net proceeds of approximately $24.5 million from the sales of 13,150,000 shares of our common stock and 13,656,000 pre-funded warrants in public offerings while in fiscal year 2018, we received net proceeds of approximately $36.5 million from sales of 1,777,778 shares of our common stock in public offerings and approximately $2.7 million from the sale of 58,776 shares of our common stock in at-the-market transactions.

Off-Balance Sheet Arrangements

As of October 31, 2019, our total future minimum lease payments under noncancelable operating leases was approximately $8.3 million.

Critical Accounting Policies

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

Stock Based Compensation

The Company has an equity plan which allows for the granting of stock options to its employees, directors and consultants for a fixed number of shares with an exercise price equal to the fair value of the shares at date of grant. The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date and is then recognized over the requisite service period, usually the vesting period, in both research and development expenses and general and administrative expenses on the statement of operations, depending on the nature of the services provided by the employees or consultants.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company used the Monte Carlo simulation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the instrument could be required within 12 months of the balance sheet date.

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

Management has reviewed its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable and its carrying amount exceeds its fair value, which is based upon estimated undiscounted future cash flows. Net assets are recorded on the balance sheet for patents and licenses related to AXAL, ADXS-NEO, ADXS-HOT, ADXS-PSA and ADXS-HER2 and other products that are in development. However, if a competitor were to gain FDA approval for a treatment before us or if future clinical trials fail to meet the targeted endpoints, the Company would likely record an impairment related to these assets. In addition, if an application is rejected or fails to be issued, the Company would record an impairment of its estimated book value.

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

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will classify as income tax expense any interest and penalties. The Company has no material uncertain tax positions for any of the reporting periods presented. The Company files tax returns in U.S. federal and state jurisdictions, including New Jersey, and is subject to audit by tax authorities beginning with the year ended October 31, 2016.

New Accounting Standards

See Note 2 to our financial statements that discusses new accounting standards.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A: Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures reflects the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2019, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2019. In conducting such evaluation, management used the criteria set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2019, based on those criteria.

This report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting, in accordance with applicable SEC rules that permit us to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the year ended October 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B: Other Information.

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 11: Executive Compensation.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 13: Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 14: Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

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

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on March 21, 2018. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on March 21, 2018.

3.10	Amended and Restated Bylaws. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-QSB filed with the SEC on September 13, 2006.

4.1	Form of Common Stock certificate. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on October 23, 2007.

4.2	Form of Common stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on August 31, 2011.

4.3	Form of Representative’s Warrant. Incorporated by reference to Exhibit 4.19 to Registration Statement on Form S-1/A (File No. 333-188637) filed with the SEC on September 27, 2013.

4.4	Form of Representative’s Warrant related to the Underwriting Agreement, dated as of March 31, 2014, by and between Advaxis, Inc. and Aegis Capital Group. Incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

4.5	Form of Warrant Agency Agreement, dated as of September 11, 2018 between Advaxis, Inc. and Continental Stock Transfer and Trust Company (and Form of Warrant contained therein), Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on September 11, 2018.

4.6	Form of Common Stock Warrant dated September 11, 2018 (included in Exhibit 4.5)

10.3	License Agreement, between the Trustees of the University of Pennsylvania and the registrant dated as of June 17, 2002, as Amended and Restated on February 13, 2007. Incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-KSB filed with the SEC on February 13, 2007.

10.4	Amended and Restated 2009 Stock Option Plan of the registrant. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on April 30, 2010.

10.5	Second Amendment to the Amended and Restated Patent License Agreement between the registrant and the Trustees of the University of Pennsylvania dated as of May 10, 2010. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on June 3, 2010.

10.6	2011 Omnibus Incentive Plan of registrant. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on August 29, 2011.

10.8	Amendment No. 1, dated as of March 26, 2007, to the License Agreement, between the Trustees of the University of Pennsylvania and Advaxis, Inc. dated as of June 17, 2002, as amended and restated on February 13, 2007. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

10.9	Amendment No. 3, dated as of December 12, 2011, to the License Agreement, between the Trustees of the University of Pennsylvania and Advaxis, Inc. dated as of June 17, 2002, as amended and restated on February 13, 2007. Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

10.10	Amendment No. 1 to 2011 Omnibus Incentive Plan of registrant. Incorporated by reference to Annex B to DEF 14A Proxy Statement filed with the SEC on July 19, 2012.

10.11	Indemnification Agreement. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on August 20, 2013.

10.12 ‡	Employment Agreement between Advaxis, Inc. and Robert Petit, dated September 26, 2013. Incorporated by reference to Exhibit 10.70 to Registration Statement on Form S-1/A (File No. 333-188637) filed with the SEC on September 27, 2013.

10.13	Exclusive License and Technology Transfer Agreement by and between Advaxis, Inc. and Global BioPharma, Inc., dated December 9, 2013. Incorporated by reference to Exhibit 10.79 to Annual Report on Form 10-K/A filed with the SEC on February 6, 2014.

10.14‡	Amendment No. 1, dated as of December 19, 2013, to the Employment Agreement by and between Advaxis, Inc. and Robert G. Petit. Incorporated by reference to Exhibit 10.82 to Annual Report on Form 10-K/A filed with the SEC on February 6, 2014.

10.15	Distribution and Supply Agreement, dated as of January 20, 2014, by and between Advaxis, Inc. and Biocon, Limited. Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed with the SEC on March 17, 2014.

10.16	Exclusive License Agreement, dated March 19, 2014, by and between Advaxis, Inc. and Aratana Therapeutics, Inc. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

10.17‡	Amendment No. 2, dated as of June 5, 2014, to the Employment Agreement by and between Advaxis, Inc. and Robert G. Petit. Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

10.18	Clinical Trial Collaboration Agreement, dated July 21, 2014, by and between Advaxis, Inc. and MedImmune, LLC. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on September 9, 2014.

10.19	5th Amendment to the Amended & Restated License Agreement, dated July 25, 2014, by and between Advaxis, Inc. and University of Pennsylvania. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the SEC on September 9, 2014.

10.20	Amendment No. 2 to the Advaxis, Inc. 2011 Omnibus Incentive Plan, effective July 9, 2014. Incorporated by reference to Annex A to Current Report on Schedule 14A filed with the SEC on May 20, 2014.

10.21	Amended and Restated 2011 Omnibus Incentive Plan, dated September 8, 2014. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed with the SEC on September 9, 2014.

10.22	Master Services Agreement for Technical Transfer and Clinical Supply, dated February 5, 2014, by and between Advaxis, Inc. and SynCo Bio Partners B.V. Incorporated by reference to Exhibit 10.1 to Current Report to Form 8-K filed with the SEC on February 11, 2014.

10.23	Clinical Trial Collaboration and Supply Agreement by and between Advaxis, Inc. and Merck & Co. dated August 22, 2014. Incorporated by reference to Exhibit 10.101 to Annual Report on Form 10-K filed with the SEC on January 6, 2015

10.24‡	Amendment No. 3, dated as of April 17, 2015, to the Employment Agreement by and between Advaxis, Inc. and Robert G. Petit. Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed with the SEC on June 15, 2015.

10.26	Co-Development and Commercialization Agreement between Advaxis, Inc. and Especificos Stendhal SA de CV dated February 3, 2016. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on February 26, 2016.

10.27‡	Separation Agreement and General Release, dated July 6, 2017, between Advaxis, Inc. and Daniel J. O’Connor. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 7, 2017.

10.28	2015 Incentive Plan of registrant. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on April 7, 2015.

10.30‡	Employment Agreement between Advaxis, Inc. and Molly Henderson, dated June 6,2018. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on June 6, 2018.

14.1	Code of Business Conduct and Ethics dated July 9, 2014. Incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K filed with the SEC on July 10, 2014.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

‡	Denotes management contract or compensatory plan or arrangement.

ITEM 16. Form 10-K Summary

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Princeton, Mercer County, State of New Jersey, on this 20th day of December 2019.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	Title	DATE

/s/ Kenneth Berlin
Kenneth Berlin	President, Chief Executive Officer and Director	December 20, 2019
(Principal Executive Officer)

/s/ Molly Henderson
Molly Henderson	Chief Financial Officer, Executive Vice President	December 20, 2019
(Principal Financial and Accounting Officer)

/s/ David Sidransky
David Sidransky	Chairman of the Board	December 20, 2019

/s/ James Patton
James Patton	Vice Chairman of the Board	December 20, 2019

/s/ Richard Berman
Richard Berman	Director	December 20, 2019

/s/ Samir Khleif
Samir Khleif	Director	December 20, 2019

/s/ Roni Appel
Roni Appel	Director	December 20, 2019

ADVAXIS, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Advaxis, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Advaxis, Inc. (the “Company”) as of October 31, 2019 and 2018, the related statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended October 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

December 20, 2019

ADVAXIS, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	October 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$32,363	$44,141
Restricted cash	-	977
Accounts receivable	-	1,664
Deferred expenses	2,353	2,072
Prepaid expenses and other current assets	1,433	1,611
Total current assets	36,149	50,465

Property and equipment (net of accumulated depreciation)	4,350	6,684
Intangible assets (net of accumulated amortization)	4,575	4,838
Other assets	183	280

Total assets	$45,257	$62,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$976	$5,646
Accrued expenses	3,478	6,185
Deferred revenue	-	4,476
Common stock warrant liability	19	6,517
Other current liabilities	48	48
Total current liabilities	4,521	22,872

Deferred revenue- net of current portion	-	14,189
Other liabilities	1,205	1,155
Total liabilities	5,726	38,216

Commitments and contingencies – Note 9

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; Series B Preferred Stock; 0 shares issued and outstanding at October 31, 2019 and 2018. Liquidation preference of $0 at October 31, 2019 and 2018.	-	-
Common stock - $0.001 par value; 170,000,000 shares authorized, 50,201,671 and 4,634,189 shares issued and outstanding at October 31, 2019 and 2018.	50	5
Additional paid-in capital	423,750	391,703
Accumulated deficit	(384,269)	(367,657)
Total stockholders’ equity	39,531	24,051
Total liabilities and stockholders’ equity	$45,257	$62,267

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended October 31,
	2019	2018

Revenue	$20,884	$6,063

Operating expenses:
Research and development expenses	26,677	56,970
General and administrative expenses	12,179	19,472
Total operating expenses	38,856	76,442

Loss from operations	(17,972)	(70,379)

Other income (expense):
Interest income	435	577
Net changes in fair value of derivative liabilities	2,589	3,400
Loss on shares issued in settlement of warrants	(1,607)	-
Other expense	(7)	(63)
Net loss before income tax benefit	(16,562)	(66,465)

Income tax expense	50	50

Net loss	$(16,612)	$(66,515)

Net loss per common share, basic and diluted	$(1.09)	$(19.36)

Weighted average number of common shares outstanding, basic and diluted	15,207,637	3,434,824

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at October 31, 2017	-	$-	2,744,196	$3	$355,399	$(301,142)	$54,260
Stock-based compensation			50,828		7,028		7,028
Tax withholdings paid related to net share settlement of equity awards					(87)		(87)
Tax withholdings paid on equity awards					(474)		(474)
Tax shares sold to pay for tax withholdings on equity awards					460		460
Issuance of shares to employees under ESPP Plan			2,611		43		43
ESPP Expense					7		7
Advaxis at-the-market sales			58,776		2,659		2,659
Advaxis public offerings			1,777,778	2	26,668		26,670
Net Loss						(66,515)	(66,515)
Balance at October 31, 2018	-	$-	4,634,189	$5	$391,703	$(367,657)	$24,051
Stock-based compensation			12,220		2,002		2,002
Tax withholdings paid on equity awards					(15)		(15)
Tax shares sold to pay for tax withholdings on equity awards					14		14
Issuance of shares to employees under ESPP Plan			7,435		20		20
ESPP Expense					2		2
Pre-funded warrant exercises			13,656,000	13			13
Warrant exercises			17,884,962	18	104		122
Warrant exchange			856,865	1	5,462		5,463
Advaxis public offerings			13,150,000	13	24,458		24,471
Net Loss						(16,612)	(16,612)
Balance at October 31, 2019	-	$-	50,201,671	$50	$423,750	$(384,269)	$39,168

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

STATEMENT OF CASH FLOWS

(In thousands, except share and per share data)

	Year Ended October 31,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(16,612)	$(66,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	2,002	6,983
Employee stock purchase plan expense	3	7
Gain on change in value of warrants	(2,589)	(3,400)
Loss on shares issued in settlement of warrants	1,607	-
Loss on disposal of property and equipment	344	614
Loss on write-down of property and equipment	943	-
Abandonment of intangible assets	1,104	1,047
Depreciation expense	1,097	1,113
Amortization expense of intangible assets	386	388
Net accretion of premiums	-	(6)
Change in operating assets and liabilities:
Accounts Receivable	1,664	(153)
Prepaid expenses and other current assets	(103)	836
Income taxes receivable	-	4,453
Other assets	18	151
Accounts payable and accrued expenses	(7,377)	(1,954)
Deferred revenue	(18,665)	(5,809)
Other liabilities	50	116
Net cash used in operating activities	(36,128)	(62,129)

INVESTING ACTIVITIES
Purchases of short-term investment securities	-	(12,487)
Proceeds from maturities of short-term investment securities	-	58,891
Purchase of property and equipment	(54)	(1,425)
Proceeds from disposal of property and equipment	83	-
Cost of intangible assets	(1,227)	(1,416)
Net cash (used in) provided by investing activities	(1,198)	43,563

FINANCING ACTIVITIES
Net proceeds of issuance of common stock and pre-funded warrants	24,471	39,246
Warrant exercises	68	-
Pre-funded warrant exercises	13
Proceeds from employee stock purchase plan	20	52
Tax withholdings paid related to net share settlement of equity awards	-	(87)
Employee tax withholdings paid on equity awards	(15)	(474)
Tax shares sold to pay for employee tax withholdings on equity awards	14	460
Net cash provided by financing activities	24,571	39,197
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,755)	20,631
Cash, cash equivalents and restricted cash at beginning of year	45,118	24,487
Cash, cash equivalents and restricted cash at end of year	$32,363	$45,118

The accompanying notes should be read in conjunction with the financial statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

Cash and cash equivalents	$32,363	$44,141
Restricted cash	-	977
Total cash, cash equivalents and restricted cash shown in statements of cash flows	$32,363	$45,118

Supplemental Disclosures of Cash Flow Information

	Year Ended October 31,
	2019	2018
Cash paid for taxes	$50	$50

Supplemental Schedule of Noncash Investing and Financing Activities

	Year Ended October 31,
	2019	2018
Shares issued in settlement of warrants	$5,463	$-
Warrant liability reclassified into equity	$54	$-
Reclass of security deposit to property and equipment for delivered equipment	$79	$-

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Advaxis, Inc. (“Advaxis” or the “Company”) is a clinical-stage biotechnology company focused on the development and commercialization of proprietary Listeria monocytogenes (“Lm”) based antigen delivery products. The Company is using its Lm platform directed against tumor-specific targets in order to engage the patient’s immune system to destroy tumor cells. Through a license from the University of Pennsylvania, Advaxis has exclusive access to this proprietary formulation of attenuated Lm called Lm TechnologyTM. Advaxis’ proprietary approach is designed to deploy a unique mechanism of action that redirects the immune system to attack cancer in three distinct ways:

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

Advaxis’ proprietary Lm platform technology has demonstrated clinical activity in several of its programs and has been dosed in over 470 patients across multiple clinical trials and in various tumor types. The Company believes that Lm Technology immunotherapies can complement and address significant unmet needs in the current oncology treatment landscape. Specifically, its product candidates have the potential to work synergistically with other immunotherapies, including checkpoint inhibitors, while having a generally well-tolerated safety profile.

In June 2019, Advaxis announced that it is closing the AIM2CERV Phase 3 clinical trial with axalimogene filolisbac (AXAL) in high-risk locally advanced cervical cancer and in October 2019, Advaxis announced that it has enrolled its last patient in its ADXS-NEO program in monotherapy and will not continue into Part B of this study.

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

Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its common stock, clinical collaborations, option and warrant exercises, and interest income. From October 2013 through October 2019, the Company raised approximately $292.2 million in gross proceeds ($27.0 million in fiscal year 2019) from various public and private offerings of its common stock.

As of October 31, 2019, the Company had approximately $32.4 million in cash and cash equivalents. Although the Company believes that it expects to have sufficient capital to fund its obligations, as they become due, in the ordinary course of business until at least January 2021, the actual amount of cash that it will need to operate is subject to many factors. Management’s plans to mitigate an expected shortfall of capital and to support future operations include obtaining additional funds through partnerships or strategic or financing investors. The Company has reduced its operating expenses to $38.9 million for the year ended October 31, 2019 as compared to $76.4 million during the comparable prior period. Furthermore, the Company expects operating expenses to be approximately $29 million for fiscal year 2020, which includes approximately $6 million in non-recurring costs related to programs that are winding down.

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to confirm to the presentation of the current period financial statements. The reclassifications had no effect on the previously reported net loss.

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

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts (checking) that at times exceed federally insured limits. Approximately $30.9 million is subject to credit risk at October 31, 2019. However, these cash balances are maintained at creditworthy financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Restricted Cash and Letter of Credit

During July 2017 and January 2018, the Company established two letters of credit with a financial institution as security for the purchase of custom equipment and as security for application fees associated with the Company’s Marketing Authorization Application (“MAA”) in Europe. The letters of credit were collateralized by cash which was unavailable for withdrawal or for usage for general obligations. During the year ended October 31, 2019, the two letters of credit were terminated and as of October 31, 2019 the Company has no restricted cash balance.

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

	As of October 31,
	2019	2018
Warrants	432,142	944,635
Stock options	560,490	330,071
Restricted stock units	14,706	32,614
Total	1,007,338	1,307,320

Research and Development Expenses

Research and development costs are expensed as incurred and include but are not limited to clinical trial and related manufacturing costs, payroll and personnel expenses, lab expenses, and related overhead costs.

Stock Based Compensation

The Company has an equity plan which allows for the granting of stock options to its employees, directors and consultants for a fixed number of shares with an exercise price equal to the fair value of the shares at date of grant. The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date and is then recognized over the requisite service period, usually the vesting period, in both research and development expenses and general and administrative expenses on the statement of operations, depending on the nature of the services provided by the employees or consultants.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company used the Monte Carlo simulation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the instrument could be required within 12 months of the balance sheet date.

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

Recent Accounting Standards

In February 2016, the Financial Accounting Standards Board, (“FASB”), issued Accounting Standards Update, (“ASU”), No. 2016-02, Leases (Topic 842), which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than 12 months. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, including a number of optional practical expedients that entities may elect to apply. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, an update which provides another transition method, in addition to the existing modified retrospective transition method, by allowing entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted Topic 842 effective November 1, 2019 using a modified retrospective method and will not restate comparative periods. Upon adoption, the Company recorded a right-to-use asset of approximately $5.3 million and a corresponding lease liability of approximately $6.6 million on the Company’s balance sheet with the difference relating to reclassifications of the deferred rent liability and lease incentive obligation as reductions to the right-of-use asset for its operating lease. Adoption of the new lease standard will not have a significant impact on the Company’s statement of operations.

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

	Impact of ASC 606 Adoption on Balance Sheet as of November 1, 2018
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

	Impact of ASC 606 Adoption on Balance Sheet as of October 31, 2019
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Accounts receivable	$-	$-	$-
Prepaid expenses and other current assets	$1,433	$-	$1,433

	Impact of ASC 606 Adoption on Statement of Operations for the Year Ended October 31, 2019
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Revenue	$20,884	$1,960	$18,924
Research and Development Expenses	$30,320	$1,960	$28,360

	Impact of ASC 606 Adoption on Statement of Cash Flows for the Year Ended October 31, 2019
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Accounts receivable	$-	$-	$-
Prepaid expenses and other current assets	$1,433	-	1,433

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

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	October 31,
	2019	2018
Leasehold improvements	$2,335	$2,321
Laboratory equipment	3,405	5,510
Furniture and fixtures	744	746
Computer equipment	409	409
Construction in progress	83	17
Total property and equipment	6,976	9,003
Accumulated depreciation and amortization	(2,626)	(2,319)
Net property and equipment	$4,350	$6,684

Depreciation expense for each of the years ended October 31, 2019 and 2018 was approximately $1.1 million. Disposals of laboratory equipment resulted in losses of approximately $0.3 million and $0.6 million for the years ended October 31, 2019 and 2018, respectively, that was charged to research and development expenses in the statement of operations

Management has reviewed its property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. During the years ended October 31, 2019 and 2018, the Company recorded impairment losses on idle laboratory equipment of $0.9 million and $0, respectively, that was charged to research and development expenses in the statement of operations. Fair value for the idle assets was determined by a quoted purchase price for the assets.

4. INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	October 31,
	2019	2018
Patents	$5,833	$5,970
License	777	777
Software	117	117
Total intangibles	6,727	6,864
Accumulated amortization	(2,152)	(2,026)
Net intangible assets	$4,575	$4,838

The expirations of the existing patents range from 2019 to 2039 but the expirations can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. Patent applications having a net book value of approximately $1.1 million and $1.0 million were abandoned and were charged to general and administrative expenses in the statement of operations for the years ended October 31, 2019 and 2018, respectively. Intangible asset amortization expense that was charged to general and administrative expense in the statement of operations was approximately $0.4 million for each of the years ended October 31, 2019 and 2018, respectively.

Management has reviewed its intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. Net assets are recorded on the balance sheet for patents and licenses related to axalimogene filolisbac (AXAL), ADXS-HOT, ADXS-PSA ADXS-HER2 and other products that are in development or out-licensed. However, if a competitor were to gain FDA approval for a treatment before us or if future clinical trials fail to meet the targeted endpoints, the Company would likely record an impairment related to these assets. In addition, if an application is rejected or fails to be issued, the Company would record an impairment of its estimated book value. Lastly, if the Company is unable to raise enough capital to continue funding our studies and developing its intellectual property, the Company would likely record an impairment to certain of these assets.

At October 31, 2019, the estimated amortization expense by fiscal year based on the current carrying value of intangible assets is as follows (in thousands):

2020	$366
2021	346
2022	346
2023	346
2024	346
Thereafter	3,171
Total	$4,575

5. ACCRUED EXPENSES:

The following table represents the major components of accrued expenses (in thousands):

	October 31,
	2019	2018
Salaries and other compensation	$158	$2,035
Vendors	3,194	3,660
Professional fees	126	490
Total accrued expenses	$3,478	$6,185

6. COMMON STOCK PURCHASE WARRANTS AND WARRANT LIABILITY

Warrants

As of October 31, 2019, there were outstanding warrants to purchase 432,142 shares of our common stock with exercise prices ranging from $0 to $281.25 per share. Information on the outstanding warrants is as follows:

Exercise Price	Number of Shares Underlying Warrants	Expiration Date	Summary of Warrants
$-	359,838	July 2024	July 2019 Public Offering
$281.25	25	N/A	Other Warrants
$0.372	72,279	September 2024	September 2018 Public Offering
Grand Total	432,142

As of October 31, 2018, there were outstanding warrants to purchase 944,635 shares of our common stock with exercise prices ranging from $22.50 to $281.25 per share. Information on the outstanding warrants is as follows:

Exercise Price	Number of Shares Underlying Warrants	Expiration Date	Summary of Warrants
$281.25	25	N/A	Other Warrants
$56.25	166	March 2019	March 2014 Public Offering- Placement Agent
$22.50	944,444	September 2024	September 2018 Public Offering
Grand Total	944,635

A summary of warrant activity was as follows (In thousands, except share and per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value
Outstanding and exercisable warrants at October 31, 2017	206,160	$75.00	.92	$-
Issued	944,444	22.50
Expired	(205,969)	75.00
Outstanding and exercisable warrants at October 31, 2018	944,635	$22.50	5.87	$-
Issued	31,885,500
Exercised *	(31,540,962)
Exchanged	(856,865)
Expired	(166)
Outstanding and exercisable warrants at October 31, 2019	432,142	$0.08	4.76	$114,069

* Includes the cashless exercise of 17,869,662 warrants that resulted in the issuance of 17,869,662 shares of common stock.

At October 31, 2019, the Company had 359,863 of its total 432,142 outstanding warrants classified as equity (equity warrants). At October 31, 2018, the Company had 191 of its total 944,635 outstanding warrants classified as equity warrants. At issuance, equity warrants are recorded at their relative fair values, using the Relative Fair Value Method, in the shareholders equity section of the balance sheet.

Shares Issued in Settlement of Liability Warrants

On March 14, 2019, the Company entered into private exchange agreements with certain holders of warrants issued in connection with the Company’s September 2018 public offering of common stock and warrants. The warrants being exchanged provided for the purchase of up to an aggregate of 856,865 shares of the Company’s common stock at an exercise price of $22.50, with an expiration date of September 11, 2024. Pursuant to such exchange agreements, the Company issued 856,865 shares of common stock to the investors in exchange for such warrants on a 1:1 basis. The exchange of warrants for common stock caused the down round provision to be triggered for the first time and the exercise price of the warrants that were not exchanged were reduced from $22.50 to $4.50. The warrants were valued at approximately $3.9 million on the March 14, 2019 using the Monte Carlo simulation model. In determining the fair warrant of the warrants issued on March 14, 2019, the Company used the following inputs in its Monte Carlo simulation model: exercise price $22.50, stock price $6.45, expected term 5.50 years, volatility 96.37% and risk free interest rate 2.44%. In connection with the exchange of warrants for common stock, the Company recorded a loss of approximately $1.6 million as the fair value of the shares issued exceeded the fair value of warrants exchanged.

Warrant Liability

At October 31, 2019, the Company had 72,279 of its total 432,142 outstanding warrants classified as liabilities (liability warrants). As of October 31, 2018, the Company had 944,444 of its total 944,635 outstanding warrants classified as liabilities (liability warrants). These warrants contain a down round feature, except for exempt issuances as defined in the warrant agreement, in which the exercise price would immediately be reduced to match a dilutive issuance of common stock, options, convertible securities and changes in option price or rate of conversion. As of October 31, 2018, the down round feature was not triggered. In April 2019, the down round feature was triggered a second time due to the sale of 2,500,000 common shares (see Note 11) and the exercise price of the warrants were reduced from $4.50 to $3.72. In July 2019, the down round feature was triggered a third time due to the sale of 10,650,000 common shares and 13,656,000 pre-funded warrants (see Note 11) and the exercise price of the warrants were reduced from $3.72 to $0.372. The warrants require liability classification as the warrant agreement requires the Company to maintain an effective registration statement and does not specify any circumstances under which net cash settlement would be permitted or required. As a result, net cash settlement is assumed and liability classification is warranted. For these liability warrants, the Company utilized the Monte Carlo simulation model to calculate the fair value of these warrants at issuance and at each subsequent reporting date. During the year ended October 31, 2018, 944,444 warrants were issued at an exercise price of $22.50 with a term of six years. The warrants were valued at approximately $9.9 million on the September 11, 2018 issuance using the Monte Carlo simulation model. In determining the fair warrant of the warrants issued on September 11, 2018, the Company used the following inputs in its Monte Carlo simulation model: exercise price $12.75, stock price $22.50, expected term 6 years, volatility 99.21% and risk free interest rate 2.91%.

At October 31, 2019 and October 31, 2018, the fair value of the warrant liability was approximately $19,000 and $6.5 million, respectively. For the years ended October 31, 2019 and 2018, the Company reported income of approximately $2.6 million and $3.4 million, respectively, due to changes in the fair value of the warrant liability.

In measuring the warrant liability, the Company used the following inputs in its Monte Carlo simulation model:

	October 31, 2019	October 31, 2018
Exercise Price	$0.37	$22.50
Stock Price	$0.32	$8.40
Expected Term	4.87 years	5.87 years
Volatility %	100.99%	97.47%
Risk Free Rate	1.51%	3.03%

7. SHARE BASED COMPENSATION

The following table summarizes share-based compensation expense included in the statement of operations by expense category for the years ended October 31, 2019 and 2018 (in thousands):

	Year Ended October 31,
	2019	2018
Research and development	$1,036	$2,836
General and administrative	966	4,147
Total	$2,002	$6,983

Amendments

The Advaxis, Inc. 2015 Incentive Plan (the “2015 Plan”) was originally ratified and approved by the Company’s stockholders on May 27, 2015. Subject to proportionate adjustment in the event of stock splits and similar events, the aggregate number of shares of common stock that may be issued under the 2015 Plan is 240,000 shares, plus a number of additional shares (not to exceed 43,333) underlying awards outstanding as of the effective date of the 2015 Plan under the prior plan that thereafter terminate or expire unexercised, or are cancelled, forfeited or lapse for any reason.

At the Annual Meeting of Stockholders of the Company held on March 10, 2016, the stockholders ratified and approved an amendment to the 2015 Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan from 240,000 shares to 306,667 shares. Furthermore, the stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the total number of authorized shares of common stock from 45,000,000 shares of common stock to 65,000,000 shares of common stock.

At the Annual Meeting of Stockholders of the Company held on April 5, 2017, the stockholders ratified and approved an amendment to the 2015 Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan from 306,667 shares to 406,667 shares. The amendment also included a provision that provides for pre-defined annual increases in the number of shares available for issuance under the Plan equal to the lesser of: (i) 5% of the total number of shares of common stock outstanding, (ii) 166,667, or (iii) a lesser number determined by the Board of Directors. On January 1, 2018, 137,743 shares, or 5% of the total number of shares of common stock outstanding, were added to the 2015 Plan.

At the Annual Meeting of Stockholders of the Company held on March 21, 2018, the stockholders ratified and approved an amendment to the Company’s Certificate of Incorporation to increase the total number of authorized shares of common stock from 65,000,000 shares of common stock to 95,000,000 shares of common stock. On January 1, 2019, 166,667 shares were added to the 2015 Plan.

At the Annual Meeting of Stockholders of the Company held on February 21, 2019, the Company’s stockholders voted to approve an amendment to increase the number of authorized shares of common stock from 95,000,000 to 170,000,000 and also voted to approve an amendment to allow the Company to execute a reverse stock split of common stock at the discretion of the Board of Directors. The amendment to increase the number of authorized shares of common stock became effective upon filing of the amendment with the Secretary of State of the State of Delaware on February 28, 2019. Additionally, on March 29, 2019, the Company executed a 1 for 15 reverse stock split. As of October 31, 2019, there were 26,161 shares available for issuance under the 2015 Plan.

Restricted Stock Units (RSUs)

A summary of the Company’s RSU activity and related information for the year ended October 31, 2019 and 2018 is as follows:

	Number of RSU’s	Weighted-Average Grant Date Fair Value
Unvested as of October 31, 2017	90,870	$128.10
Granted	27,330	29.55
Vested	(53,873)	115.65
Cancelled	(31,713)	123.45
Unvested as of October 31, 2018	32,614	$70.41
Vested	(12,257)	78.41
Cancelled	(5,651)	112.39
Unvested as of October 31, 2019	14,706	$47.62

The fair value of the RSUs as of the respective vesting dates was approximately $51,000 and $1.6 million for the years ended October 31, 2019 and 2018, respectively.

As of October 31, 2019, there was approximately $0.3 million of unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a remaining weighted average vesting period of approximately 1.20 years.

As of October 31, 2019, the aggregate intrinsic value of non-vested RSUs was approximately $5,000.

Employee Stock Awards

Common stock issued to executives and employees related to vested incentive retention awards, employment inducements, management purchases and employee excellence awards totaled 12,245 shares and 48,874 shares (45,830 shares on a net basis after employee taxes) during the years ended October 31, 2019 and 2018, respectively. Total stock compensation expense associated with these awards for the years ended October 31, 2019 and 2018 was approximately $0.8 million and $3.1 million, respectively.

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

Director Stock Awards

During the years ended October 31, 2019 and 2018, common stock issued to the Directors for compensation related to board and committee membership was 0 shares and 5,000 shares, respectively. During the years ended October 31, 2019 and 2018, total stock compensation expense to the Directors was $0 and $0.2 million, respectively.

Stock Options

A summary of changes in the stock option plan for the years ended October 31, 2019 and 2018 is as follows (in thousands, except share and per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value
Outstanding as of October 31, 2017	259,571	$187.65	5.72	$-
Granted	167,871	30.90
Cancelled or expired	(97,371)	137.10
Outstanding as of October 31, 2018	330,071	$122.79	6.56	$-
Granted	265,882	2.36
Cancelled or expired	(35,463)	29.52
Outstanding as of October 31, 2019	560,490	$71.56	7.34	$1
Vested and exercisable at October 31, 2019	240,015	$155.25	4.50	$-

The following table summarizes information about the outstanding and exercisable options at October 31, 2019:

Options Outstanding					Options Exercisable
		Weighted	Weighted			Weighted	Weighted
		Average	Average			Average	Average
Exercise	Number	Remaining	Exercise	Intrinsic	Number	Remaining	Exercise	Intrinsic
Price Range	Outstanding	Contractual	Price	Value	Exercisable	Contractual	Price	Value
$.30-$10.00	249,329	9.69	$2.35	$1	178	8.98	$9.00	$-
$10.01-$100.00	119,753	8.53	$29.70	$-	52,846	8.17	$34.15	$-
$100.01-$200.00	101,490	3.97	$167.11	$-	97,073	3.85	$169.45	$-
$200.01-$318.75	89,918	3.04	$211.39	$-	89,918	3.04	$211.39	$-

The fair value of each option granted from the Company’s stock option plans during the years ended October 31, 2019 and 2018 was estimated on the date of grant using the Black-Scholes option-pricing model. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and Board Directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on the Company’s common stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating expected lives of the options. The Company used their own historical volatility in determining the volatility to be used. The expected term of the stock option grants was calculated using the “simplified” method in accordance with the SEC Staff Accounting Bulletin 107. The “simplified” method was used since the Company believes its historical data does not provide a reasonable basis upon which to estimate expected term and the Company does not have enough option exercise data from its grants issued to support its own estimate as a result of vesting terms and changes in the stock price. The expected dividend yield is zero as the Company has never paid dividends to common shareholders and does not currently anticipate paying any in the foreseeable future.

The following table provides the weighted average fair value of options granted to directors and employees and the related assumptions used in the Black-Scholes model:

	Year Ended
	October 31, 2019	October 31, 2018
Weighted average fair value of options granted	$1.84	$1.61
Expected term	5.50-6.51 years	5.35-6.51 years
Expected volatility	90.24%-104.99%	91.14%-100.34%
Expected dividends	0%	0%
Risk free interest rate	1.35%-3.15%	1.81%-3.16%

Total compensation cost related to the Company’s outstanding stock options, recognized in the statement of operations for the years ended October 31, 2019 and 2018 was approximately $1.2 million and $3.7 million, respectively. Included in compensation expense for the year ended October 31, 2018 is approximately $77,000 recognized as a result of the modification of certain option agreements associated with two Board members that decided not to run for re-election in March 2018. For the modified options, the vesting was accelerated and the expiration dates were changed to the earlier of the original expiration date or March 21, 2023.

During the year ended October 31, 2019, 265,882 options were granted with a total grant date fair value of approximately $0.5 million. During the year ended October 31, 2018, 167,871 options were granted with a total grant date fair value of approximately $4.1 million.

As of October 31, 2019, there was approximately $1.3 million of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 1.65 years.

Employee Stock Purchase Plan

The Advaxis, Inc. 2018 Employee Stock Purchase Plan (ESPP) was approved by the Company’s shareholders on March 21, 2018. The 2018 ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated exercise dates. Employees were eligible to participate in the 2018 ESPP beginning May 1, 2018. 1,000,000 shares of the Company’s Common stock are reserved for issuance under the 2018 ESPP.

During the year ended October 31, 2019, 7,435 shares were issued under the 2018 ESPP and the Company recorded an expense of approximately $2,000. During the year ended October 31, 2018, 2,611 shares were issued under the 2011 and 2018 ESPPs and the Company recorded an expense of approximately $7,000.

As of October 31, 2019, 990,665 shares of Company’s common stock remain available for issuance under the 2018 ESPP.

8. COLLABORATION AND LICENSING AGREEMENTS

OS Therapies LLC

On September 4, 2018, the Company granted a license to OS Therapies for the use of ADXS31-164, also known as ADXS-HER2, for evaluation in the treatment of osteosarcoma in humans. Under the terms of the license agreement, OST will be responsible for the conduct and funding of a clinical study evaluating ADXS-HER2 in recurrent, completely resected osteosarcoma. Pursuant to the agreement, the Company is to receive an upfront payment, reimbursement for product supply and other support, clinical, regulatory, and sales-based milestone payments, and royalties on future product sales.

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

On December 10, 2018, the Company received a written notice of termination from Amgen with respect to the Amgen Agreement. The termination became effective as of February 8, 2019, and the Company regained worldwide rights for the development and commercialization of its ADXS-NEO program. On October 24, 2019, Advaxis announced that it has enrolled its last patient in its ADXS-NEO program in monotherapy and will not enter Part B.

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

During the years ended October 31, 2019 and 2018, the Company recognized revenue from the Amgen Agreement of approximately $20.6 million and $5.8 million, respectively. During the year ended October 31, 2018, Company recorded reductions in research and development expenses of approximately $5.8 million pertaining to the reimbursement of research and development costs. During the year ended October 31, 2019, the reimbursement of research and development costs of approximately $2.0 million was included in revenue.

Merck & Co., Inc.

On August 22, 2014, the Company entered into a Clinical Trial Collaboration and Supply Agreement (the “Merck Agreement”) with Merck, pursuant to which the parties collaborated on a Phase 1/2 dose-determination and safety trial. The Phase 1 portion of the trial evaluated the safety of our Lm -LLO based immunotherapy for prostate cancer, ADXS-PSA (the “Advaxis Compound”) as monotherapy and in combination with KEYTRUDA® (pembrolizumab), Merck’s humanized monoclonal antibody against PD-1, (the “Merck Compound”) and has determined a recommended Phase 2 combination dose. The Phase 2 portion evaluated the safety and efficacy of the Advaxis Compound in combination with the Merck Compound. Both phases of the trial were in patients with previously treated metastatic castration-resistant prostate cancer. The last patient was dosed in August 2019 and the Company is in the surveillance stage of the study. A joint development committee, comprised of equal representatives from both parties, is responsible for coordinating all regulatory and other activities under, and pursuant to, the Merck Agreement.

Each party is responsible for their own internal costs and expenses to support the trial, while the Company was responsible for all third party costs of conducting the trial. Merck was responsible for manufacturing and supplying the Merck Compound. The Company was responsible for manufacturing and supplying the Advaxis Compound. The Company is the sponsor of the trial and holds the IND related to the trial.

All data and results generated under the trial (“Collaboration Data”) will be jointly owned by the parties, except that ownership of data and information generated from sample analysis to be performed by each party on its respective compound will be owned by the party conducting such testing. All rights to all inventions and discoveries, which claim or cover the combined use of the Advaxis Compound and the Merck Compound shall belong jointly to the parties. Inventions and discoveries relating solely to the Advaxis Compound, or a live attenuated bacterial vaccine, shall be the exclusive property of Advaxis. Inventions and discoveries relating solely to the Merck Compound, or a PD-1 antagonist, shall be the exclusive property of Merck.

During the years ended October 31, 2019 and 2018, the Company incurred approximately $0.9 million and $2.4 million, respectively, in expenses pertaining to the Merck agreement, and such expenses were a component of research and development expenses in the statement of operations.

Elanco Animal Health (formerly Aratana Therapeutics)

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

During the year ended October 31, 2018, the USDA’s Center for Veterinary Biologics granted Aratana conditional approval for its canine osteosarcoma vaccine using Advaxis’ technology. During the years ended October 31, 2019 and 2018, Advaxis recognized royalty revenue totaling approximately $8,000 and $3,000, respectively, from Aratana’s sales of the canine osteosarcoma vaccine. On July 16, 2019, Aratana announced their shareholders approved a merger agreement with Elanco Animal Health (“Elanco”) whereby Elanco will be the majority shareholder in Aratana. All of the terms of the Aratana Agreement remain in effect.

Global BioPharma Inc.

On December 9, 2013, the Company entered into an exclusive licensing agreement for the development and commercialization of axalimogene filolisbac with Global BioPharma, Inc. (GBP), a Taiwanese based biotech company funded by a group of investors led by Taiwan Biotech Co., Ltd (TBC).

GBP is planning to conduct a randomized Phase 2, open-label, controlled trial in HPV-associated NSCLC in patients following first-line induction chemotherapy. GBP has obtained Taiwanese regulatory approval for this trial and plans to initiate this trial in late 2019 or early 2020. This trial will be fully funded exclusively by GBP and GBP will be responsible for all clinical development and commercialization costs in the GBP territory and GBP is committed to establishing manufacturing capabilities for its own. Under the terms of the agreement, the Company will exclusively license the rights of axalimogene filolisbac to GBP for the Asia, Africa, and former USSR territory, exclusive of India and certain other countries, for all HPV-associated indications. Advaxis will retain exclusive rights to axalimogene filolisbac for the rest of the world.

During each of the years ended October 31, 2019 and 2018, the Company recorded $0.25 million in revenue for the annual license fee renewal. Since Advaxis has no significant obligation to perform after the license transfer and has provided GBP with the right to use its intellectual property, performance is satisfied when the license renews. In addition, GBP paid $2.25 million to the contract research organization that manages the Company’s AIM2CERV clinical trial. On June 27, 2019, Advaxis announced that it is closing the AIM2CERV Phase 3 clinical trial with AXAL in high-risk locally advanced cervical cancer.

9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Stendhal

On September 19, 2018, Stendhal filed a Demand for Arbitration before the International Centre for Dispute Resolution (Case No. 01-18-0003-5013) relating to the Co-development and Commercialization Agreement with Especificos Stendhal SA de CV (the “Stendhal Agreement”). In the demand, Stendhal alleged that (i) the Company breached the Stendhal Agreement when it made certain statements regarding its AIM2CERV program, (ii) that Stendhal was subsequently entitled to terminate the Agreement for cause, which it did so at the time and (iii) that the Company owes Stendhal damages pursuant to the terms of the Stendhal Agreement. Stendhal is seeking to recover $3 million paid to the Company in 2017 as support payments for the AIM2CERV clinical trial along with approximately $0.3 million in expenses incurred. Stendhal is also seeking fees associated with the arbitration and interest. The Company has answered Stendhal’s Demand for Arbitration and denied that it breached the Stendhal Agreement. The Company also alleges that Stendhal breached its obligations to the Company by, among other things, failing to make support payments that became due in 2018 and that Stendhal therefore owes the Company $3 million. Advaxis is also seeking fees associated with the arbitration and interest.

On April 2, 2019, the Arbitrator denied the Company’s early application for summary disposition of Stendhal’s claims. No reasoning was provided. From October 21-23, 2019, an evidentiary hearing for the arbitration was conducted, and on November 23, 2019, the arbitrator requested that the parties submit post-hearing briefs. The deadline for submission is January 15, 2020. Closing arguments may also get scheduled at a later date. At this time, the Company is unable to predict the likelihood of an unfavorable outcome.

Corporate Office & Manufacturing Facility Lease

The Company leases its corporate office and manufacturing facility under an operating lease expiring in November 2025.

Future minimum payments under the Company’s operating leases are as follows (in thousands):

Year ended October 31,

2020	$1,233
2021	1,318
2022	1,369
2023	1,395
2024	1,419
Thereafter	1,564
Total	$8,298

Rent expense for each of the years ended October 31, 2019 and 2018 was approximately $1.2 million.

10. INCOME TAXES

The income tax provision (benefit) consists of the following (in thousands):

	October 31, 2019	October 31, 2018
Federal
Current	$-	$-
Deferred	32,673	22,325
State and Local
Current	-	-
Deferred	(1,634)	(5,449)
Change in valuation allowance	(31,039)	(16,876)
Income tax provision (benefit)	$-	$-

The Company has U.S. federal net operating loss carryovers (“NOLs”) of approximately $68.3 million and $265.8 million at October 31, 2019 and 2018 respectively, available to offset taxable income which expire beginning in 2023. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. During the years ended October 31, 2019 and 2018, the Company performed a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers. From the entire federal NOL of $278.1 million as of October 31, 2019, approximately $68.3 million is available for use based on Internal Revenue Code Section 382 analysis. The NOL and the deferred tax asset table below does not include approximately $209.8 million of NOL’s that may expire unused. The Company also has New Jersey State Net Operating Loss carryovers of approximately $116.6 million as of October 31, 2019 available to offset future taxable income through 2039.

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

No interest or penalties on unpaid tax were recorded during the years ended October 31, 2019 and 2018, respectively. As of October 31, 2019 and 2018, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company files tax returns in the U.S. federal and state jurisdictions and is subject to examination by tax authorities beginning with the year ended October 31, 2016.

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following (in thousands):

	Years Ended
	October 31, 2019	October 31, 2018
Deferred Tax Assets
Net operating loss carryovers	$22,627	$65,002
Stock-based compensation	11,767	12,081
Research and development credits	10,234	6,843
Capitalized R&D costs	13,399	-
Deferred revenue	-	5,247
Other deferred tax assets	405	587
Total deferred tax assets	$58,432	$89,760
Valuation allowance	(56,822)	(87,862)
Deferred tax asset, net of valuation allowance	$1,610	$1,898

Deferred Tax Liabilities
Other deferred tax liabilities	$(1,610)	$(1,898)
Total deferred tax liabilities	$(1,610)	$(1,898)
Net deferred tax asset (liability)	$-	$-

The expected tax (expense) benefit based on the statutory rate is reconciled with actual tax expense benefit as follows:

	Years Ended
	October 31, 2019	October 31, 2018
US Federal statutory rate	21.00%	23.17%
State income tax, net of federal benefit	9.84	8.19
Permanent differences	1.23	1.22
Research and development credits	17.30	(0.38)
Change in valuation allowance	(47.02)	25.37
Tax Cuts and Jobs Act	-	(53.93)
Other	(2.34)	(3.64)
Income tax (provision) benefit	0.00%	0.00%

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

11. STOCKHOLDERS’ EQUITY

At-the-Market Transactions

During January 2018, the Company sold 58,776 shares of its common stock at-the-market transactions resulting in net proceeds of approximately $2.7 million.

Public Offerings

During February 2018, the Company closed on an underwritten public offering of 666,667 shares of the Company’s common stock in a public offering at $30.00 per share, for total gross proceeds of $20 million. After deducting the underwriting discounts and commissions and other offering expenses, the net proceeds from the offering were approximately $18.4 million. The sale of the Offered Shares was registered pursuant to a Registration Statement (No. 333-216008) on Form S-3, as amended, which was filed by the Company with the Securities and Exchange Commission on March 17, 2017 and declared effective on March 20, 2017.

In September 2018, the Company closed on an underwritten public offering of 1,111,111 shares of its common stock and warrants to purchase up to 944,444 shares of common stock at a public offering price of $18.00, for gross proceeds of $20 million. Each share of common stock was sold together in a fixed combination with a warrant to purchase 0.85 shares of common stock. The warrants are exercisable immediately, expire six years from the date of issuance and have an exercise price of $22.50 per share, subject to anti-dilution adjustments (see Note 6). After deducting the underwriting discounts and commissions and other offering expenses, the net proceeds from the offering were approximately $18.2 million. The shares of common stock were sold pursuant to an effective shelf registration statement on Form S-3 (No. 333- 226988) filed with the Securities and Exchange Commission on August 23, 2018 and declared effective on August 30, 2018.

In April 2019, the Company issued 2,500,000 shares of the Company’s common stock in a public offering at $4.00 per share, less underwriting discounts and commissions. The net proceeds to the Company from the transaction was approximately $9 million.

In July 2019, the Company closed on an underwritten public offering of 10,650,000 shares of its common stock, pre-funded warrants to purchase 13,656,000 shares of common stock and warrants to purchase up to 17,142,000 shares of common stock for gross proceeds of $17.0 million. Each share of common stock was sold together in a fixed combination with a warrant to purchase 0.75 shares of common stock for $0.70, and each pre-funded warrant was sold together in a fixed combination with a warrant to purchase 0.75 shares of common stock for $0.699. The pre-funded warrants are exercisable immediately, do not expire and have an exercise price of $0.001 per share. The warrants are exercisable immediately, expire five years from the date of issuance, have an exercise price of $2.80 per share and are subject to anti-dilution and other adjustments for certain stock splits, stock dividends, or recapitalizations. The warrants also provide that if during the period of time between the date that is the earlier of (i) 30 days after issuance and (ii) if the common stock trades an aggregate of more than 35,000,000 shares after the pricing of the offering, and ending 15 months after issuance, the weighted-average price of common stock immediately prior to the exercise date is lower than the then-applicable exercise price per share, each Common Warrant may be exercised, at the option of the holder, on a cashless basis for one share of Common Stock. After deducting the underwriting discounts and commissions and other offering expenses, the net proceeds from the offering were approximately $15.5 million.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of October 31, 2019 and October 31, 2018:

October 31, 2019	Level 1	Level 2	Level 3	Total
Common stock warrant liability, warrants exercisable at $0.372 through September 2024	-	-	$19	$19

October 31, 2018	Level 1	Level 2	Level 3	Total
Common stock warrant liability, warrants exercisable at $22.50 through September 2024	-	-	$6,517	$6,517

The following table sets forth a summary of the changes in the fair value of the Company’s warrant liabilities:

	Year Ended October 31,
	2019	2018
Beginning balance	$6,517	$-
Issuance of warrants	-	9,917
Shares issued in settlement of warrants	(3,856)	-
Warrant exercises	(53)	-
Change in fair value	(2,589)	(3,400)
Ending Balance	$19	$6,517

13. EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) Plan. Employees become eligible for participation upon the start of employment. Participants may elect to have a portion of their salary deferred and contributed to the 401(k) Plan up to the limit allowed under the Internal Revenue Code. The Company makes a matching contribution to the plan for each participant who has elected to make tax-deferred contributions for the plan year. The Company made matching contributions which amounted to approximately $0.2 million and $0.4 million for the years ended October 31, 2019 and 2018, respectively. These amounts were charged to the statement of operations. The employer contributions vest immediately.

