Form 10-K/A
period 2019-10-31
Advaxis, Inc.
filed 2020-01-21
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

Advaxis, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended October 31, 2019 (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on December 20, 2019. The sole purpose for filing this Amendment is to (i) include the consent of the independent registered public accounting firm as Exhibit 23.1, (ii) include the Sixth Amendment to the Amended and Restated Patent License Agreement between the Company and the Trustees of the University of Pennsylvania as Exhibit 10.31, and (iii) revise the list of exhibits in Item 15(b) to include five previously-filed exhibit documents (Exhibits 3.10, 3.11, 10.32, 10.33, and 10.34) that were inadvertently omitted from the exhibit list in the Form 10-K.

This Amendment is an exhibits-only filing solely for the purpose of filing additional exhibits and updating the exhibit index of the Form 10-K.

This Amendment also updates, amends and supplements Part IV, Item 15 of the Form 10-K to include the filing of new Exhibits 31.1, 31.2, 32.1 and 32.2, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b) of the Securities Exchange Act of 1934, as amended.

This Amendment does not affect any other parts of, or exhibits to, the Form 10-K, and those unaffected parts or exhibits are not included in this Amendment. Except as expressly stated in this Amendment, the Form 10-K continues to speak as of the date of the original filing of the Form 10-K, and the Company has not updated the disclosure contained in this Amendment to reflect events that have occurred since the filing of the Form 10-K. Accordingly, this Amendment must be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Form 10-K, including amendments to those filings, if any.

PART IV

3. List of Exhibits.

See the Exhibit Index in Item 15(b) below.

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Annex C to DEF 14A Proxy Statement filed with the SEC on May 15, 2006.

3.2	Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock of the registrant, dated September 24, 2009. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on September 25, 2009.

3.3	Certificate of Designations of Preferences, Rights and Limitations of Series B Preferred Stock of the registrant, dated July 19, 2010. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on July 20, 2010.

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 16, 2012. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on August 17, 2012.

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 11, 2013 (reverse stock split). Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on July 15, 2013.

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 12, 2013 (reverse stock split). Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the SEC on July 15, 2013.

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 9, 2014. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on July 10, 2014.

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on March 10, 2016. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on March 11, 2016.

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on March 21, 2018. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on March 21, 2018.

3.10	Certificate of Amendment of the Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on February 28, 2019. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on March 1, 2019.

3.11	Certificate of Amendment of the Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on March 29, 2019. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on March 29, 2019.

3.12	Amended and Restated Bylaws. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-QSB filed with the SEC on September 13, 2006.

4.1	Form of Common Stock certificate. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on October 23, 2007.

4.2	Form of Common stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on August 31, 2011.

4.3	Form of Representative’s Warrant. Incorporated by reference to Exhibit 4.19 to Registration Statement on Form S-1/A (File No. 333-188637) filed with the SEC on September 27, 2013.

4.4	Form of Representative’s Warrant related to the Underwriting Agreement, dated as of March 31, 2014, by and between Advaxis, Inc. and Aegis Capital Group. Incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

4.5	Form of Warrant Agency Agreement, dated as of September 11, 2018 between Advaxis, Inc. and Continental Stock Transfer and Trust Company (and Form of Warrant contained therein), Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on September 11, 2018.

4.6	Form of Common Stock Warrant dated September 11, 2018 (included in Exhibit 4.5)

10.3	License Agreement, between the Trustees of the University of Pennsylvania and the registrant dated as of June 17, 2002, as Amended and Restated on February 13, 2007. Incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-KSB filed with the SEC on February 13, 2007.

10.4	Amended and Restated 2009 Stock Option Plan of the registrant. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on April 30, 2010.

10.5	Second Amendment to the Amended and Restated Patent License Agreement between the registrant and the Trustees of the University of Pennsylvania dated as of May 10, 2010. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on June 3, 2010.

10.6	2011 Omnibus Incentive Plan of registrant. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on August 29, 2011.

10.8	Amendment No. 1, dated as of March 26, 2007, to the License Agreement, between the Trustees of the University of Pennsylvania and Advaxis, Inc. dated as of June 17, 2002, as amended and restated on February 13, 2007. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

10.9	Amendment No. 3, dated as of December 12, 2011, to the License Agreement, between the Trustees of the University of Pennsylvania and Advaxis, Inc. dated as of June 17, 2002, as amended and restated on February 13, 2007. Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

10.10	Amendment No. 1 to 2011 Omnibus Incentive Plan of registrant. Incorporated by reference to Annex B to DEF 14A Proxy Statement filed with the SEC on July 19, 2012.

10.11	Indemnification Agreement. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on August 20, 2013.

10.12 ‡	Employment Agreement between Advaxis, Inc. and Robert Petit, dated September 26, 2013. Incorporated by reference to Exhibit 10.70 to Registration Statement on Form S-1/A (File No. 333-188637) filed with the SEC on September 27, 2013.

10.13	Exclusive License and Technology Transfer Agreement by and between Advaxis, Inc. and Global BioPharma, Inc., dated December 9, 2013. Incorporated by reference to Exhibit 10.79 to Annual Report on Form 10-K/A filed with the SEC on February 6, 2014.

10.14‡	Amendment No. 1, dated as of December 19, 2013, to the Employment Agreement by and between Advaxis, Inc. and Robert G. Petit. Incorporated by reference to Exhibit 10.82 to Annual Report on Form 10-K/A filed with the SEC on February 6, 2014.

10.15	Distribution and Supply Agreement, dated as of January 20, 2014, by and between Advaxis, Inc. and Biocon, Limited. Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed with the SEC on March 17, 2014.

10.16	Exclusive License Agreement, dated March 19, 2014, by and between Advaxis, Inc. and Aratana Therapeutics, Inc. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

10.17‡	Amendment No. 2, dated as of June 5, 2014, to the Employment Agreement by and between Advaxis, Inc. and Robert G. Petit. Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

10.18	Clinical Trial Collaboration Agreement, dated July 21, 2014, by and between Advaxis, Inc. and MedImmune, LLC. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on September 9, 2014.

10.19	5th Amendment to the Amended & Restated License Agreement, dated July 25, 2014, by and between Advaxis, Inc. and University of Pennsylvania. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the SEC on September 9, 2014.

10.20	Amendment No. 2 to the Advaxis, Inc. 2011 Omnibus Incentive Plan, effective July 9, 2014. Incorporated by reference to Annex A to Current Report on Schedule 14A filed with the SEC on May 20, 2014.

10.21	Amended and Restated 2011 Omnibus Incentive Plan, dated September 8, 2014. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed with the SEC on September 9, 2014.

10.22	Master Services Agreement for Technical Transfer and Clinical Supply, dated February 5, 2014, by and between Advaxis, Inc. and SynCo Bio Partners B.V. Incorporated by reference to Exhibit 10.1 to Current Report to Form 8-K filed with the SEC on February 11, 2014.

10.23	Clinical Trial Collaboration and Supply Agreement by and between Advaxis, Inc. and Merck & Co. dated August 22, 2014. Incorporated by reference to Exhibit 10.101 to Annual Report on Form 10-K filed with the SEC on January 6, 2015

10.24‡	Amendment No. 3, dated as of April 17, 2015, to the Employment Agreement by and between Advaxis, Inc. and Robert G. Petit. Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed with the SEC on June 15, 2015.

10.26	Co-Development and Commercialization Agreement between Advaxis, Inc. and Especificos Stendhal SA de CV dated February 3, 2016. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on February 26, 2016.

10.27‡	Separation Agreement and General Release, dated July 6, 2017, between Advaxis, Inc. and Daniel J. O’Connor. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 7, 2017.

10.28	2015 Incentive Plan of registrant. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on April 7, 2015.

10.30‡	Employment Agreement between Advaxis, Inc. and Molly Henderson, dated June 6,2018. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on June 6, 2018.

10.31*	Sixth Amendment to the Amended and Restated Patent License Agreement between the registrant and the Trustees of the University of Pennsylvania dated as of March 22, 2016.

10.32	Securities Purchase Agreement between the registrant and Amgen, Inc., dated as of August 1, 2016. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on August 2, 2016.

10.33	Amendment to the Advaxis, Inc. 2015 Incentive Plan. Incorporated by reference to Exhibit B to DEF 14A Proxy Statement filed with the SEC on February 11, 2016.

10.34	Amendment to the Advaxis, Inc. 2015 Incentive Plan. Incorporated by reference to Exhibit A to DEF 14A Proxy Statement filed with the SEC on February 10, 2017.

14.1	Code of Business Conduct and Ethics dated July 9, 2014. Incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K filed with the SEC on July 10, 2014.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

‡	Denotes management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Princeton, Mercer County, State of New Jersey, on this 21st day of January 2020.

ADVAXIS, INC.

By:	/s/ Kenneth Berlin
Kenneth Berlin
President and Chief Executive Officer

