Form 10-K/A
period 2019-10-31
Advaxis, Inc.
filed 2020-02-28
CIK 1100397

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

EXPLANATORY NOTE

Advaxis, Inc. (the “Company”) is filing this Amendment No. 2 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended October 31, 2019 (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on December 20, 2019 solely to include Part III of the 10-K.

Except as described above for currently-dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer filed herewith as Exhibits 31.1, 31.2, 32.1 and 32.2, this Amendment does not affect any other parts of, or exhibits to, the Form 10-K, and those unaffected parts or exhibits are not included in this Amendment. Except as expressly stated in this Amendment, the Form 10-K continues to speak as of the date of the original filing of the Form 10-K, and the Company has not updated the disclosure contained in this Amendment to reflect events that have occurred since the filing of the Form 10-K.

Item 10: Directors, Executive Officers and Corporate Governance.

Legal Proceedings Involving Directors

None.

Board Leadership Structure

On May 27, 2015, David Sidransky was appointed Chairman of the Board of Directors (the “Board”) and continues to serve as Chairman. Dr. Sidransky’s experience in life science companies, as well as his scientific knowledge, his history with our Company and his own history of innovation and strategic thinking, qualify him to serve as our Chairman. Additionally, on April 23, 2018, Kenneth Berlin was appointed President and Chief Executive Officer and named a member of the Board of Directors. Mr. Berlin’s knowledge of industry standards and his experience in industry operations, and his leadership experience complements Dr. Sidransky’s scientific knowledge.

While we do not have a formal policy regarding the separation of our principal executive officer and chairman of our Board, we believe the current structure is in the best interest of the Company at this time. Further, this structure demonstrates to our employees and stockholders that we are under strong leadership, with multiple skills and sets the tone for managing our operations. This leadership structure promotes strategic development and execution, timely decision-making and effective management of our resources. We believe that we are well-served by this structure.

Advaxis’ directors are elected annually by the stockholders and serve for one-year terms until his/her successor is elected and qualified or until such director’s earlier death, resignation or removal. The executive officers and key personnel are appointed by and serve at the discretion of the Board of Directors. The current executive officers and directors of Advaxis and their respective ages as of January 31, 2020 are as follows:

Name	Age	Position
Dr. David Sidransky (2) (3) (4)	59	Chairman of our Board of Directors
Dr. James P. Patton (1) (3) (4)	62	Vice Chairman of our Board of Directors
Roni A. Appel (1) (3)	53	Director
Kenneth A. Berlin	55	President and Chief Executive Officer, Director
Richard J. Berman (1) (2)	77	Director
Dr. Samir N. Khleif (2) (4)	56	Director
Molly Henderson	49	Chief Financial Officer, Executive Vice President and Corporate Secretary
Andres Gutierrez	60	Chief Medical Officer and Executive Vice President

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee
(4)	Member of the Research & Development Committee

Dr. David Sidransky

Dr. Sidransky currently serves as the Chairman of our Board of Directors and has served as a member of our Board of Directors since July 2013. He is a renowned oncologist and research scientist named and profiled by TIME magazine in 2001 as one of the top physicians and scientists in America, recognized for his work with early detection of cancer. Since 1994, Dr. Sidransky has been the Director of the Head and Neck Cancer Research Division and Professor of Oncology, Otolaryngology, Genetics, and Pathology at Johns Hopkins University School of Medicine. He has served as Chairman or Lead of the Board of Directors of Champions Oncology since October 2007 and was a director and Vice-Chairman of ImClone Systems until its merger with Eli Lilly Inc. He is the Chairman of Tamir Biotechnology and Ayala and serves on the Board of Directors of Galmed and Orgenesis. He has served on scientific advisory boards of MedImmune, Roche, Amgen, and Veridex, LLC (a Johnson & Johnson diagnostic company), among others. Dr. Sidransky served as Director (2005-2008) of the American Association for Cancer Research (AACR). He earned his B.S. from Brandeis University and his Medical Doctorate from Baylor College of Medicine. Dr. Sidransky’s experience in life science companies, as well as his scientific knowledge, qualify him to service as our director and non-executive chairman.

Dr. James P. Patton

Dr. Patton currently serves as the Vice Chairman of our Board of Directors, has served as the Chairman of our Board and has been a member of our Board of Directors since February 2002. Furthermore, Dr. Patton was the Chairman of our Board of Directors from November 2004 until December 2005, as well as a period from July 2013 until May 2015, and was our Chief Executive Officer from February 2002 to November 2002. Since February 1999, Dr. Patton has been the Vice President of Millennium Oncology Management, Inc., which is a consulting company in the field of oncology services delivery. Dr. Patton was a trustee of Dundee Wealth US, a mutual fund family, from October 2006 through September 2014. He is a founder and has been chairman of VAL Health, LLC, a health care consultancy, from 2011 to the present. In addition, he was President of Comprehensive Oncology Care, LLC, a company that owned and operated a cancer treatment facility in Exton, Pennsylvania from 1999 until its sale in 2008. From February 1999 to September 2003, Dr. Patton also served as a consultant to LibertyView Equity Partners SBIC, LP, a venture capital fund based in Jersey City, New Jersey. From July 2000 to December 2002, Dr. Patton served as a director of Pinpoint Data Corp. From February 2000 to November 2000, Dr. Patton served as a director of Healthware Solutions. From June 2000 to June 2003, Dr. Patton served as a director of LifeStar Response. He earned his B.S. from the University of Michigan, his Medical Doctorate from Medical College of Pennsylvania, and his M.B.A. from Penn’s Wharton School. Dr. Patton was also a Robert Wood Johnson Foundation Clinical Scholar. He has published papers regarding scientific research in human genetics, diagnostic test performance and medical economic analysis. Dr. Patton’s experience as a trustee and consultant to funds that invest in life science companies provide him with the perspective from which we benefit. Additionally, Dr. Patton’s medical experience and service as a principal and director of other life science companies make Dr. Patton particularly qualified to serve as our director and non-executive vice chairman.

Roni A. Appel

Mr. Appel has served as a member of our Board of Directors since November 2004. He was our President and Chief Executive Officer from January 1, 2006 until December 2006 and Secretary and Chief Financial Officer from November 2004 to September 2006. From December 15, 2006 to December 2007, Mr. Appel served as a consultant to us. Mr. Appel currently is a self-employed consultant and the Co-Founder and President of Spirify Pharma Inc. Previously, he served as Chief Executive Officer of Anima Biotech Inc., from 2008 through January 31, 2013. From 1999 to 2004, he was a partner and managing director of LV Equity Partners (f/k/a LibertyView Equity Partners). From 1998 until 1999, he was a director of business development at Americana Financial Services, Inc. From 1994 to 1996, he worked as an attorney. Mr. Appel holds an M.B.A from Columbia University (1998) and an LL.B. from Haifa University (1994). Mr. Appel’s longstanding service with us and his entrepreneurial investment career in early stage biotech businesses qualify him to serve as our director.

Kenneth Berlin

Mr. Berlin has served as our President and Chief Executive Officer and a member of our Board of Directors since April 2018. Prior to joining Advaxis, Mr. Berlin served as President and Chief Executive Officer of Rosetta Genomics from November 2009 until April 2018. Prior to Rosetta Genomics, Mr. Berlin was Worldwide General Manager at cellular and molecular cancer diagnostics developer Veridex, LLC, a Johnson & Johnson company. At Veridex he grew the organization to over 100 employees, launched three cancer diagnostic products, led the acquisition of its cellular diagnostics partner, and delivered significant growth in sales as Veridex transitioned from an R&D entity to a commercial provider of oncology diagnostic products and services. Mr. Berlin joined Johnson & Johnson in 1994 and served as corporate counsel for six years. From 2001 until 2004 he served as Vice President, Licensing and New Business Development in the pharmaceuticals group, and from 2004 until 2007 served as Worldwide Vice President, Franchise Development, Ortho-Clinical Diagnostics. Mr. Berlin holds an A.B. degree from Princeton University and a J.D. from the University of California Los Angeles School of Law. Mr. Berlin’s experience in life science companies, as well as his business experience in general qualify him to service as our director.

Richard J. Berman

Mr. Berman has served as a member of our Board of Directors since September 1, 2005. Richard Berman’s business career spans over 35 years of venture capital, senior management and merger and acquisitions experience. In the past 5 years, Mr. Berman has served as a director and/or officer of over a dozen public and private companies. From 2006-2011, he was Chairman of National Investment Managers, a company with $12 billion in pension administration assets. Mr. Berman currently serves as a director of four public healthcare companies Cryoport Inc., Advaxis, Inc., BioVie, Inc. and BriaCell Therapeutics. Recently, he became a director of Comsovereign Holding Corp, a leader in the drone market. From 2002 to 2010, he was a director at Nexmed Inc. (now Apricus Biosciences, Inc.) where he also served as Chairman/CEO in 2008 and 2009. From 1998-2000, he was employed by Internet Commerce Corporation (now Easylink Services) as Chairman and CEO and served as director from 1998-2012. Previously, Mr. Berman worked at Goldman Sachs, was Senior Vice President of Bankers Trust Company, where he started the M&A and Leveraged Buyout Departments, created the largest battery company in the world in the 1980s by merging Prestolite, General Battery and Exide to form Exide Technologies (XIDE), helped to create what is now Soho (NYC) by developing five buildings, and advised on over $4 billion of M&A transactions (completed over 300 deals). He is a past Director of the Stern School of Business of NYU where he obtained his B.S. and M.B.A. He also has US and foreign law degrees from Boston College and The Hague Academy of International Law, respectively. Mr. Berman’s extensive knowledge of our industry, his role in the governance of publicly held companies and his directorships in other life science companies qualify him to serve as our director.

Dr. Samir Khleif

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

Molly Henderson

Ms. Henderson was appointed as our Chief Financial Officer, Executive Vice President and Corporate Secretary in June 2018. Beginning in August 2016, prior to assuming her position at Advaxis, Ms. Henderson became the Chairman and partial owner of WUJU Foods, LLC, a consumer products company. Prior to that, Ms. Henderson was Chief Financial Officer at Iovance Biotherapeutics, Inc. (formerly Lion Biotechnologies, Inc.) from June 2015 through August 2016. Ms. Henderson also served as the Chief Business and Financial Officer, Senior Vice President of VirtualScopics, Inc., a public company provider of imaging solutions to the pharmaceutical, biotechnology, and medical device industries, from May 2008 to August 2013, and as that company’s Chief Financial Officer from May 2003 to May 2008. From 2013 to 2015, Ms. Henderson relocated her family to Europe, during which time Ms. Henderson advised start-up companies in Switzerland. Earlier in her career, Ms. Henderson served as the Corporate Controller of Ultralife, Inc., a publicly-held provider of high performance lithium battery solutions. Prior to Ultralife, Ms. Henderson was a Manager in the audit division of PricewaterhouseCoopers LLP. Ms. Henderson received her M.B.A. and B.S. degrees from the State University of New York at Buffalo.

Andres Gutierrez, M.D., Ph.D.

Dr. Gutierrez has served as our Executive Vice President and Chief Medical Officer since April 2018. Prior to joining Advaxis, Dr. Gutierrez served as Chief Medical Officer for Oncolytics Biotech, Inc. from November 2016 to April 2018. Prior to Oncolytics, Dr. Gutierrez was Chief Medical Officer at SELLAS Life Sciences Group from November 2015 to September 2016 and was Medical Director, Early Development Immuno-Oncology at Bristol-Myers Squibb from October 2012 to November 2015, where he oversaw the development of translational and clinical development of immuno-oncology programs in solid tumors and hematological malignancies. Earlier, Dr. Gutierrez was Medical Director for several biotechnology companies, including Sunesis Pharmaceuticals, BioMarin Pharmaceutical, Proteolix and Oculus Innovative Sciences, leading key programs with talazoparib and carfilzomib, among others. Prior to Oculus, he served as Director of the Gene & Cell Therapy Unit at the National Institutes of Health in Mexico City and as a consultant physician at the Hospital Angeles del Pedregal.

Director Independence

Each of our incumbent non-employee directors is independent in accordance with the definition set forth in the Nasdaq rules. Each nominated member of each of our Board committees is an independent director under the Nasdaq standards applicable to such committees. The Board considered the information included in transactions with related parties as outlined below along with other information the Board considered relevant, when considering the independence of each director.

Board Meetings and Committee Meetings; Attendance

All directors who served as directors at the time attended our 2019 Annual Meeting of Stockholders. Directors are expected, but not required, to attend the annual meeting of stockholders. Our Board holds meetings at least quarterly. Our Board held 8 meetings during fiscal year 2019, 7 of which were regularly scheduled and 1 was a special meeting.

Audit Committee

The Audit Committee of our Board of Directors is currently composed of three directors, all of whom satisfy the independence and other standards for Audit Committee members under the Nasdaq rules and the Exchange Act rules. The Audit Committee is responsible for recommending the engagement of auditors to the full Board, reviewing the results of the audit engagement with the independent registered public accounting firm, identifying irregularities in the management of our business in consultation with our independent accountants, and suggesting an appropriate course of action, reviewing the adequacy, scope, and results of the internal accounting controls and procedures, reviewing the degree of independence of the auditors, as well as the nature and scope of our relationship with our independent registered public accounting firm, and reviewing the auditors’ fees. For fiscal year 2019, the Audit Committee was composed of Messrs. Berman and Appel and Dr. Patton, with Mr. Berman serving as the Audit Committee’s financial expert as defined under Item 407 of Regulation S-K. The Audit Committee held four meetings during the most recent fiscal year.

The Audit Committee operates under a written Audit Committee Charter, which is available to stockholders on our website at http://ir.advaxis.com/corporate-governance/governance-docs.

Compensation Committee

The Compensation Committee of our Board of Directors currently consists of Mr. Berman, and Drs. Khleif and Sidransky. The Compensation Committee determines the salaries, bonuses, and incentive and equity compensation of our officers subject to applicable employment agreements, provides recommendations for the salaries and incentive compensation of our other employees and consultants, and reviews and oversees our compensation programs and policies generally. For executives other than the Chief Executive Officer, the Compensation Committee receives and considers performance evaluations and compensation recommendations submitted to the Committee by the Chief Executive Officer. In the case of the Chief Executive Officer, the evaluation of his performance is conducted by the Compensation Committee, which determines any adjustments to his compensation as well as awards to be granted. The agenda for meetings of the Compensation Committee is usually determined by its Chairman, with the assistance of the Company’s Chief Executive Officer. The Compensation Committee conducts at least five regularly scheduled meetings each year, which are regularly attended by the Chief Executive Officer. The Compensation Committee engaged Hewitt Associates LLC, operating as Aon Hewitt, a compensation consultant, in October 2019, to perform a compensation program review and market analysis, as well as provide recommendations regarding adjustments to executive officer base salaries, target bonus opportunities and long-term equity incentives. The Compensation Committee held five meetings during the 2019 fiscal year.

The Compensation Committee operates under a written Compensation Committee Charter, which is available to stockholders on our website at http://ir.advaxis.com/corporate-governance/governance-docs.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of our Board of Directors currently consists of Mr. Berman, and Drs. Patton, Khleif and Sidransky. The functions of the Nominating and Corporate Governance Committee include identifying and recommending to the Board individuals qualified to serve as members of the Board and on the committees of the Board, advising the Board with respect to matters of board composition, procedures and committees, developing and recommending to the Board a set of corporate governance principles applicable to us and overseeing corporate governance matters generally including review of possible conflicts and transactions with persons affiliated with directors or members of management, and overseeing the annual evaluation of the Board and our management. The Nominating and Governance Committees held two meetings during the 2019 fiscal year.

The Nominating and Corporate Governance Committee operates under a written Nominating and Corporate Governance Committee Charter, which is available to stockholders on our website at http://ir.advaxis.com/corporate-governance/governance-docs.

Research and Development Committee

The Research and Development Committee was established in August 2013 with the purpose of providing advice and guidance to the Board on scientific and medical matters and development. The Research and Development Committee currently consists of Drs. Sidransky, Khleif and Patton. The functions of the Research and Development Committee include providing advice and guidance to the Board on scientific matters and providing advice and guidance to the Board on medical matters. The Research and Development Committee held two meetings during the 2019 fiscal year.

Code Of Ethics

We have adopted a Code Business Conduct and Ethics that applies to our employees, senior management and Board of Directors, including the Chief Executive Officer and Chief Financial Officer. The Code of Business Conduct and Ethics is available on our website at http://ir.advaxis.com/corporate-governance/governance-docs.

Item 11: Executive Compensation.

The following table sets forth the compensation of our chief executive officer and chief financial officer, and our “named executive officers,” for the fiscal years ended October 31, 2019 and 2018:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus (1)	Stock Award(s)(2)	Option Award(s) (3)	All Other Compensation (4)	Total

Kenneth Berlin (5)	2019	$551,750	$293,300	-	$146,398	$45,588	$1,037,036
President, Chief Executive Officer	2018	$250,000	$177,353	$405,000	$945,000	$20,103	$1,797,456

Molly Henderson (5)	2019	$397,896	$158,437	-	$58,498	$20,052	$634,883
Executive VP, Chief Financial Officer	2018	$119,712	$62,205	-	$335,000	$4,954	$524,871

Andres Gutierrez (5)	2019	$424,423	$161,000	-	$58,498	$24,346	$668,267
Senior VP, Chief Medical Officer	2018	$232,309	$40,000	-	$317,506	$10,795	$601,234

Robert G. Petit (6)	2019	$258,846	-	-	$63,000	$26,676	$348,522
Executive VP, Chief Scientific Officer	2018	$397,385	$40,000	-	$250,000	$43,305	$730,690

(1) Represents annual incentive bonuses for services performed during the fiscal year. In fiscal 2018, the NEOs elected to forgo their on-target bonuses of 55% for the CEO and 40% for the CFO and CMO and agreed to a lesser amount, which represented 10% of their base salary, pro-rated based on the individual’s start date with the Company. Additionally in fiscal 2018, Mr. Berlin’s and Ms. Henderson’s respective bonuses represent the annual incentive bonus of 10%, as elected, as well as a one-time bonus for a successful completion of a capital raise as outlined in their employment agreements. In fiscal 2019, the NEOs received bonuses approximating 53% for Mr. Berlin and 40% for both Ms. Henderson and Dr. Gutierrez.

(2) Reflects the aggregate grant date fair value of restricted stock units determined in accordance with FASB ASC Topic 718. Grant date fair value for RSUs with time-based vesting is based on the closing price of our common stock on the date of grant.

(3) Reflects the aggregate grant date fair value of stock options determined in accordance with FASB ASC Topic 718. The assumptions used in determining the grant date fair values of the stock options are set forth in Note 7 to the Company’s financial statements.

(4) All Other Compensation is more fully described in the table under “All Other Compensation – Supplemental” below.

(5) Mr. Berlin and Mr. Gutierrez began their employment with the Company as the CEO and the CMO, respectively, in April 2018. Ms. Henderson began her employment as the Company’s CFO in June 2018.

(6) Dr. Petit resigned from his position as Chief Scientific Officer on May 31, 2019 and became the Chair of the Scientific Advisory Board.

All Other Compensation – Supplemental

	Fiscal	Health Insurance Premiums	Reimbursement of Taxes	Matching Contributions to 401(k) Plan	Other	Total
Name and Principal Position	Year	$	$	$	$	$

Kenneth Berlin	2019	23,348	-	21,242	998	45,588
President, Chief Executive Officer	2018	10,367	-	9,240	496	20,103

Molly Henderson	2019	3,115	-	15,939	998	20,052
Executive VP, Chief Financial Officer	2018	-	-	4,629	325	4,954

Andres Gutierrez	2019	23,348	-	-	998	24,346
Senior VP, Chief Medical Officer	2018	10,643	-	-	775	11,418

Robert G. Petit	2019	9,298	9,298	7,254	826	26,676
Executive VP, Chief Scientific Officer	2018	14,899	14,981	10,767	3,259	43,905

Employment Agreements with Named Executive Officers

The Company appointed Mr. Berlin as President and Chief Executive Officer, effective April 23, 2018. The Company and Mr. Berlin entered into an employment agreement, effective April 23, 2018, which provides for an initial three-year term, after which it will be automatically renewed for one year periods, unless otherwise terminated by either party upon ninety (90) days’ written notice. The employment agreement provides that Mr. Berlin will receive a base salary of $554,320 per year, as adjusted for annual merit increases, if any, and he is eligible for an annual bonus targeted at 55% of his base salary based on achievement of performance goals in the discretion of the Compensation Committee. Mr. Berlin also received a one-time lump-sum bonus equal to $150,000 that was paid within fifteen (15) days following the effective date of the agreement. Mr. Berlin also received 50,000 stock options and 16,667 restricted stock units, which vest in equal installments over the first three years of his employment.

The Company appointed Ms. Henderson as Executive Vice President and Chief Financial Officer, effective June 6, 2018. The Company and Ms. Henderson entered into an employment agreement, effective June 6, 2018, which provides for an initial three-year term, after which it will be automatically renewed for one year periods, unless otherwise terminated by either party upon ninety (90) days’ written notice. The employment agreement provides that Ms. Henderson will receive a base salary of $399,750 per year, as adjusted for annual merit increases, if any, and eligible for an annual bonus based on achievement of performance goals at the discretion of the Compensation Committee. Ms. Henderson also received 16,667 stock options, which vest annually on the first three anniversaries of her employment.

The Company appointed Mr. Gutierrez as Executive Vice President and Chief Medical Officer, effective April 23, 2018. The Company and Mr. Gutierrez entered into an employment agreement, effective April 23, 2018, which provides for an initial three-year term, after which it will be automatically renewed for one year periods, unless otherwise terminated by either party upon ninety (90) days’ written notice. The employment agreement provides that Mr. Gutierrez will receive a base salary of $426,400 per year, as adjusted for annual merit increases, if any, and eligible for an annual bonus based on achievement of performance goals at the discretion of the Compensation Committee. Mr. Gutierrez also received a one-time lump-sum bonus equal to $40,000 that was paid within the first ninety (90) days following the effective date of the agreement. Mr. Gutierrez also received 16,667 stock options, which vest annually on the first three anniversaries of his employment as an equity incentive award.

In the event the named executive officer’s employment is terminated without Just Cause, or if the executive voluntarily resigns with Good Reason, or if the named executive officer’s employment is terminated due to disability (all as defined in their respective employment agreements), and so long as the named executive officer executes a confidential separation and release agreement, in addition to the applicable base salary, plus any accrued but unused vacation time and unpaid expenses that have been earned as of the date of such termination, the named executive officer is entitled to the following severance benefits: (i) twelve months of base salary payable in in equal monthly installments, (ii) a bonus payment for the year in which the employment is terminated equal to the target bonus percentage, multiplied by the base salary in effect at the time of termination, (iii) continued health and welfare benefits for 12 months, and (iv) full vesting of all stock options and stock awards (with extension of the exercise period for stock options by two years).

The named executive officer employment agreements contain customary covenants regarding non-solicitation, non-compete, confidentiality and works for hire.

Potential Payments Upon Termination or Change-in-Control

Termination of Employment

As described above under “Employment Agreements with Named Executive Officers,” the Company has entered into employment agreements with each of the named executive officers that provide for certain severance payments and benefits in the event the named executive officer’s employment with the Company is terminated under certain circumstances.

In addition, upon a Change in Control of the Company, unvested equity awards held by an executive officer will be accelerated as follows: (i) outstanding stock options and other awards in the nature of rights that may be exercised shall become fully vested and exercisable, (ii) time-based restrictions on restricted stock, restricted stock units and other equity awards shall lapse and the awards shall become fully vested, and (iii) performance-based equity awards, if any, shall become vested and shall be deemed earned based on an assumed achievement of all relevant performance goals at “target” levels, and shall payout pro rata to reflect the portion of the performance period that had elapsed prior to the Change in Control.

The table below shows the estimated value of benefits to each of the named executive officers if their employment had been terminated under various circumstances as of October 31, 2019. The amounts shown in the table exclude accrued but unpaid base salary, unreimbursed employment-related expenses, accrued but unpaid vacation pay, and the value of equity awards that were vested by their terms as of October 31, 2019.

	Involuntary Termination without a Change in Control ($)		Involuntary Termination in connection with a Change in Control ($)		Death ($)		Disability ($)		Termination for Cause; Voluntary Resignation ($)

Kenneth Berlin
Cash severance	554,320	(1)	1,503,593	(5)	-		554,320	(1)	-
Pro rata bonus	304,876	(2)	304,876	(2)	304,876	(2)	304,876	(2)	-
Health benefits	25,644	(3)	49,366	(6)	-		25,644	(3)	-
Value of equity Acceleration	3,872	(4)	3,872	(4)	3,782	(4)	3,872	(4)	-
Total	888,712		1,861,707		308,748		888,712		-

Molly Henderson
Cash severance	399,750	(1)	399,750	(5)	-		399,750	(1)	-
Pro rata bonus	159,900	(2)	159,900	(2)	159,900	(2)	159,900	(2)	-
Health benefits	423	(3)	423	(6)	-		423	(3)	-
Value of equity Acceleration	175	(4)	175		175		175	(4)	-
Total	560,248		560,248		160,075		560,248		-

Andres Gutierrez
Cash severance	426,400	(1)	426,400	(5)	-		426,400	(1)	-
Pro rata bonus	170,560	(2)	170,560	(2)	170,560	(2)	170,560	(2)	-
Health benefits	25,644	(3)	25,644	(6)	-		25,644	(3)	-
Value of equity Acceleration	175	(4)	175		175		175	(4)	-
Total	622,779		622,779		170,735		622,779		-

(1)	Reflects severance payment equal to one times base salary payable in equal monthly installments for 12 months.

(2)	Reflects pro rata bonus determined by multiplying the target bonus amount for the year in which the termination occurs by a fraction, the numerator of which is the number of calendar days the executive is employed during such year and the denominator of which is 365.

(3)	Reflects the Company’s cost of continued health coverage at active employee rates for 12 months.

(4)	Reflects the value of unvested in-the-money stock options and RSUs that vest upon the designated event.

(5)	For Mr. Berlin, reflects 1.75 times the sum of his base salary, payable in equal monthly installments for 21 months. For the other named executive officers, equals one times base salary, payable in equal monthly installments for 12 months.

(6)	Reflects the full cost of continued health coverage for 21 months for Mr. Berlin and 12 months for the other named executive officers.

Outstanding Equity Awards at 2019 Fiscal Year-End

The following table summarizes all outstanding equity awards held by our named executive officers at fiscal year-end. The market or payout value of unearned shares, units or rights that have not vested equals $0.32, which was the closing price of Advaxis’ common shares on Nasdaq on October 31, 2019 and for performance based restricted stock units presumes that the target performance goals are met.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Value of Shares or Units of Stock That Have Not Vested ($)
Kenneth Berlin	16,667	33,333	(1)	24.30	4/23/2028	11,111	(8)	3,522
	-	21,333	(2)	8.10	11/5/2028	-		-
	-	50,000	(3)	0.31	10/24/2029	-		-

Molly Henderson	5,556	11,111	(4)	25.65	6/6/2028	-		-
	-	8,333	(2)	8.10	11/5/2028	-		-
	-	25,000	(3)	0.31	10/24/2029	-		-

Andres Gutierrez	5,556	11,111	(7)	24.30	4/23/2028	-		-
	-	8,333	(2)	8.10	11/5/2028	-		-
	-	25,000	(3)	0.31	10/24/2029	-

Robert Petit	533	-		206.25	10/11/2020	1,923	(9)	610
	960	-		277.50	11/8/2021	636	(10)	202
	1,200	-		140.70	3/13/2023	-		-
	1,036	-		201.60	3/30/2025	-		-
	3,109	-		201.60	3/30/2025	-		-
	3,063	1,531	(5)	115.65	11/3/2026	-		-
	9,667	-		192.15	11/5/2025	-		-
	2,223	4,444	(6)	47.85	11/2/2027	-		-
	-	10,000	(2)	8.10	11/5/2028	-		-

(1)	Of these options, one-third vested on December 31, 2018, one-third will vest on April 23, 2020, and the award will be fully vested on April 23, 2021.

(2)	Of these options, one-third will vest on November 5, 2019, one-third will vest on November 5, 2020, and the award will be fully vested on November 5, 2021.

(3)	Of these options, one-third will vest on October 24, 2020, one-third vested on October 24, 2021, and the award will be fully vested on October 24, 2022.

(4)	Of these options, one-third vested on June 6, 2019, one-third wil vest on June 6, 2020, and the award will be fully vested on June 6, 2021.

(5)	Of these options, one-third vested on November 3, 2017, one-third vested on November 3, 2018, and the award will be fully vested on November 3, 2019.

(6)	Of these options, one-third vested November 2, 2018, one-third will vest on November 2, 2019, and the award will be fully vested on November 2, 2020.

(7)	Of these options, one-third vested on April 23, 2019, one-third will vest on April 23, 2020, and the award will be fully vested on April 23, 2021.

(8)	Represents restricted stock units granted to Mr. Berlin as an inducement award on April 23, 2018. The award vests over three years with one-third vested on December 31, 2018, one-third vesting on April 23, 2020, and the award will be fully vested on April 23, 2021.

(9)	Represents unvested restricted stock units granted as a performance-based and time-vesting awards on May 1, 2017. The awards vests in three equal installments beginning on November 1, 2017 and will be fully vested on November 1, 2019.

(10)	Represents unvested restricted stock units granted as a performance-based and time-vesting awards on November 3, 2016. The awards vests in three equal installments beginning on November 3, 2017 and will be fully vested on November 3, 2019.

The table below summarizes the compensation that was earned by our non-employee directors for fiscal year 2019:

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)	Total ($)
Dr. David Sidransky	105,000	15,000	120,000
Dr. James Patton	87,500	12,902	100,402
Roni A. Appel	62,500	12,902	75,402
Richard J. Berman	72,500	12,902	85,402
Dr. Samir N. Khleif	67,500	12,902	80,402

(1)	Represents the annual retainers paid in cash for director services in Fiscal Year 2019.

(2)	Reflects the aggregate grant date fair value of stock options determined in accordance with FASB ASC Topic 718. The assumptions used in determining the grant date fair values of the stock options are set forth in Note 7 to the Company’s financial statements.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock by (a) each person who is known to us to be the owner of more than five percent (5%) of our common stock, (b) each of our directors, (c) each of the named executive officers, and (d) all directors and executive officers and executive employees as a group. For purposes of the table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of January 31, 2020.

Name of Beneficial Owner	Total # of Shares Beneficially Owned	Percentage of Ownership
Kenneth Berlin (1)	34,334	*	%
David Sidransky (2)	16,688	*	%
Roni Appel (3)	21,081	*	%
Richard Berman (4)	12,614	*	%
Samir Khleif (5)	15,862	*	%
James Patton (6)	28,300	*	%
Andres Gutierrez (7)	12,084	*	%
Molly Henderson (8)	14,167	*	%
Robert Petit (9)	43,562	*	%
CVI Investments, Inc. (10)	5,000,000	8.30%
Renaissance Technologies LLC (11)	3,780,083	6.28%
All Current Directors and Officers as a Group (8 People) (12)	155,130	*	%

*Less than 1%

(1) Represents 10,556 issued shares of our Common Stock and options to purchase 23,778 shares of our Common Stock exercisable within 60 days.

(2) Represents 7,355 issued shares of our Common Stock and options to purchase 19,333 shares of our Common Stock exercisable within 60 days.

(3) Represents 10,476 issued shares of our Common Stock, options to purchase 8,716 shares of our Common Stock exercisable within 60 days and warrants to purchase 1,889 shares of our Common Stock exercisable within 60 days.

(4) Represents 3,711 issued shares of our Common Stock and options to purchase 8,903 shares of our Common Stock exercisable within 60 days.

(5) Represents 4,639 issued shares of our Common Stock and options to purchase 11,223 shares of our Common Stock exercisable within 60 days.

(6) Represents 19,117 issued shares of our Common Stock and options to purchase 9,183 shares of our Common Stock exercisable within 60 days.

(7) Represents 3,750 issued shares of our Common Stock and options to purchase 8,334 shares of our Common Stock exercisable within 60 days.

(8) Represents 5,833 issued shares of our Common Stock and options to purchase 8,334 shares of our Common Stock exercisable within 60 days.

(9) Represents 14,684 issued shares of our Common Stock and options to purchase 28,878 shares of our Common Stock exercisable within 60 days as reported on Form 4.

(10) Represents 5,000,000 issued shares of our Common Stock.

(11) ) Represents 3,780,083 issued shares of our Common Stock.

(12) Represents 65,537 issued shares of our Common Stock and options to purchase 87,804 shares of our Common Stock exercisable within 60 days and warrants to purchase 1,889 shares of our Common Stock exercisable within 60 days.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table includes information related to shares available and outstanding awards under our equity incentive plans as of October 31, 2019:

Plan Category	Number of Securities to be issued upon Exercise of outstanding Options, Warrants and Rights (#)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (#)
Equity Compensation Plans approved by security holders	560,490	71.56	26,161
Equity Compensation Plans not approved by security holders	-	-	-
TOTAL:	560,490	71.56	26,161

Item 13: Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Our policy is to enter into transactions with related parties on terms that, on the whole, are no more favorable, or no less favorable, than those available from unaffiliated third parties. Based on our experience in the business sectors in which we operate and the terms of our transactions with unaffiliated third parties, we believe that all transactions that we enter will meet this policy standard at the time they occur. Presently, we have no such related party transactions.

Director Independence

In accordance with the disclosure requirements of the SEC, we have adopted the Nasdaq listing standards for independence effective April 2010. Each of our non-employee directors is independent in accordance with the definition set forth in the Nasdaq rules. Each nominated member of each of our Board committees is an independent director under the Nasdaq standards applicable to such committees. The Board considered the information included in transactions with related parties as outlined below along with other information the Board considered relevant, when considering the independence of each director.

Item 14: Principal Accountant Fees and Services.

In December 2012, we engaged Marcum, LLP (“Marcum”) as our independent registered public accounting firm to audit our financial statements. Beginning with the fiscal year ended October 31, 2012, Marcum has audited our financial statements. The following table presents fees for professional services rendered by Marcum for the fiscal years ended October 31, 2019 and 2018:

	Fiscal 2019	Fiscal 2018
Audit Fees (1)	$157,899	$217,845
Tax Fees (2)	-	-
All Other Fees (3)	84,460	99,395
Total	$242,359	$317,240

(1)	Audit Fees consisted primarily of annual audit fees, including the assessment of internal control over financial reporting, and reviews of the Company’s quarterly reports on Form 10-Q.

(2)	Tax Fees consisted primarily of services related to tax compliance, including the preparation, review and filing of tax returns.

(3)	All Other Fees consisted primarily of services related to the review of securities registration documents and other non-audit reviews.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee will pre-approve all auditing services and the terms thereof (which may include providing comfort letters in connection with securities underwriting) and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the “de minimus” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied. This authority to pre-approve non-audit services may be delegated to one or more members of the Audit Committee, who shall present all decisions to pre-approve an activity to the full Audit Committee at its first meeting following such decision. The Audit Committee may review and approve the scope and staffing of the independent auditors’ annual audit plan.

PART IV

3. List of Exhibits.

See the Exhibit Index in Item 15(b) below.

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Annex C to DEF 14A Proxy Statement filed with the SEC on May 15, 2006.

3.2	Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock of the registrant, dated September 24, 2009. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on September 25, 2009.

3.3	Certificate of Designations of Preferences, Rights and Limitations of Series B Preferred Stock of the registrant, dated July 19, 2010. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on July 20, 2010.

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 16, 2012. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on August 17, 2012.

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 11, 2013 (reverse stock split). Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on July 15, 2013.

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 12, 2013 (reverse stock split). Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the SEC on July 15, 2013.

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 9, 2014. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on July 10, 2014.

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on March 10, 2016. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on March 11, 2016.

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on March 21, 2018. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on March 21, 2018.

3.10	Certificate of Amendment of the Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on February 28, 2019. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on March 1, 2019.

3.11	Certificate of Amendment of the Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on March 29, 2019. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on March 29, 2019.

3.12	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on February 12, 2020.

4.1	Form of Common Stock certificate. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on October 23, 2007.

4.2	Form of Common stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on August 31, 2011.

4.3	Form of Representative’s Warrant. Incorporated by reference to Exhibit 4.19 to Registration Statement on Form S-1/A (File No. 333-188637) filed with the SEC on September 27, 2013.

4.4	Form of Representative’s Warrant related to the Underwriting Agreement, dated as of March 31, 2014, by and between Advaxis, Inc. and Aegis Capital Group. Incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

4.5	Form of Warrant Agency Agreement, dated as of September 11, 2018 between Advaxis, Inc. and Continental Stock Transfer and Trust Company (and Form of Warrant contained therein), Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on September 11, 2018.

4.6	Form of Common Stock Warrant dated September 11, 2018 (included in Exhibit 4.5)

4.7*	Description of Capital Stock of Advaxis, Inc.

4.8	Form of Common Stock Purchase Warrant. Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 23, 2020.

10.1	License Agreement, between the Trustees of the University of Pennsylvania and the registrant dated as of June 17, 2002, as Amended and Restated on February 13, 2007. Incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-KSB filed with the SEC on February 13, 2007.

10.2	Amended and Restated 2009 Stock Option Plan of the registrant. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on April 30, 2010.

10.3	Second Amendment to the Amended and Restated Patent License Agreement between the registrant and the Trustees of the University of Pennsylvania dated as of May 10, 2010. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on June 3, 2010.

10.4	2011 Omnibus Incentive Plan of registrant. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on August 29, 2011.

10.5	Amendment No. 1, dated as of March 26, 2007, to the License Agreement, between the Trustees of the University of Pennsylvania and Advaxis, Inc. dated as of June 17, 2002, as amended and restated on February 13, 2007. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

10.6	Amendment No. 3, dated as of December 12, 2011, to the License Agreement, between the Trustees of the University of Pennsylvania and Advaxis, Inc. dated as of June 17, 2002, as amended and restated on February 13, 2007. Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

10.7	Amendment No. 1 to 2011 Omnibus Incentive Plan of registrant. Incorporated by reference to Annex B to DEF 14A Proxy Statement filed with the SEC on July 19, 2012.

10.8	Indemnification Agreement. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on August 20, 2013.

10.9 ‡	Employment Agreement between Advaxis, Inc. and Robert Petit, dated September 26, 2013. Incorporated by reference to Exhibit 10.70 to Registration Statement on Form S-1/A (File No. 333-188637) filed with the SEC on September 27, 2013.

10.10	Exclusive License and Technology Transfer Agreement by and between Advaxis, Inc. and Global BioPharma, Inc., dated December 9, 2013. Incorporated by reference to Exhibit 10.79 to Annual Report on Form 10-K/A filed with the SEC on February 6, 2014.

10.11‡	Amendment No. 1, dated as of December 19, 2013, to the Employment Agreement by and between Advaxis, Inc. and Robert G. Petit. Incorporated by reference to Exhibit 10.82 to Annual Report on Form 10-K/A filed with the SEC on February 6, 2014.

10.12	Distribution and Supply Agreement, dated as of January 20, 2014, by and between Advaxis, Inc. and Biocon, Limited. Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed with the SEC on March 17, 2014.

10.13	Exclusive License Agreement, dated March 19, 2014, by and between Advaxis, Inc. and Aratana Therapeutics, Inc. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

10.14‡	Amendment No. 2, dated as of June 5, 2014, to the Employment Agreement by and between Advaxis, Inc. and Robert G. Petit. Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

10.15	Clinical Trial Collaboration Agreement, dated July 21, 2014, by and between Advaxis, Inc. and MedImmune, LLC. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on September 9, 2014.

10.16	5th Amendment to the Amended & Restated License Agreement, dated July 25, 2014, by and between Advaxis, Inc. and University of Pennsylvania. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the SEC on September 9, 2014.

10.17	Amendment No. 2 to the Advaxis, Inc. 2011 Omnibus Incentive Plan, effective July 9, 2014. Incorporated by reference to Annex A to Current Report on Schedule 14A filed with the SEC on May 20, 2014.

10.18	Amended and Restated 2011 Omnibus Incentive Plan, dated September 8, 2014. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed with the SEC on September 9, 2014.

10.19	Master Services Agreement for Technical Transfer and Clinical Supply, dated February 5, 2014, by and between Advaxis, Inc. and SynCo Bio Partners B.V. Incorporated by reference to Exhibit 10.1 to Current Report to Form 8-K filed with the SEC on February 11, 2014.

10.20	Clinical Trial Collaboration and Supply Agreement by and between Advaxis, Inc. and Merck & Co. dated August 22, 2014. Incorporated by reference to Exhibit 10.101 to Annual Report on Form 10-K filed with the SEC on January 6, 2015.

10.21‡	Amendment No. 3, dated as of April 17, 2015, to the Employment Agreement by and between Advaxis, Inc. and Robert G. Petit. Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed with the SEC on June 15, 2015.

10.22	Co-Development and Commercialization Agreement between Advaxis, Inc. and Especificos Stendhal SA de CV dated February 3, 2016. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on February 26, 2016.

10.23‡	Separation Agreement and General Release, dated July 6, 2017, between Advaxis, Inc. and Daniel J. O’Connor. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 7, 2017.

10.24	2015 Incentive Plan of registrant. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on April 7, 2015.

10.25‡	Employment Agreement between Advaxis, Inc. and Molly Henderson, dated June 6,2018. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on June 6, 2018.

10.26*	Fourth Amendment to the Amended and Restated Patent License Agreement between the registrant and the Trustees of the University of Pennsylvania dated as of May 17, 2013.

10.27	Securities Purchase Agreement between the registrant and Amgen, Inc., dated as of August 1, 2016. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on August 2, 2016.

10.28	Amendment to the Advaxis, Inc. 2015 Incentive Plan. Incorporated by reference to Exhibit B to DEF 14A Proxy Statement filed with the SEC on February 11, 2016.

10.29	Amendment to the Advaxis, Inc. 2015 Incentive Plan. Incorporated by reference to Exhibit A to DEF 14A Proxy Statement filed with the SEC on February 10, 2017.

10.30	Sixth Amendment to the Amended and Restated Patent License Agreement between the registrant and the Trustees of the University of Pennsylvania dated as of March 22, 2016. Incorporated by reference to Exhibit 10.31 to Form 10-K/A filed with the SEC on January 21, 2020.

10.31	Securities Purchase Agreement dated January 21, 2020, by and among Advaxis, Inc. and the purchasers identified on the signature pages thereto. Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 23, 2020.

14.1	Code of Business Conduct and Ethics dated July 9, 2014. Incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K filed with the SEC on July 10, 2014.

23.1	Consent of Independent Registered Public Accounting Firm. Incorporated by reference to Exhibit 23.1 to Form 10-K/A filed with the SEC on January 21, 2020.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

‡	Denotes management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Princeton, Mercer County, State of New Jersey, on this 28th day of February 2020.

ADVAXIS, INC.

By:	/s/ Kenneth Berlin
Kenneth Berlin
President and Chief Executive Officer

