Form 10-Q
period 2020-07-31
Advaxis, Inc.
filed 2020-09-10
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of September 2, 2020 was 66,227,473.

CAUTIONARY NOTE REGARDING FORWARD LOOKING-STATEMENTS

This quarterly report on Form 10-Q (“Form 10-Q”) includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of such terms as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Form 10-Q and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned discovery and development of drug candidates, the strength and breadth of our intellectual property, our ongoing and planned preclinical studies and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, the degree of clinical utility of our product candidates, particularly in specific patient populations, expectations regarding clinical trial data, our results of operations, financial condition, our available cash, liquidity, prospects, growth and strategies, impacts of the ongoing coronavirus (COVID-19) pandemic, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect our industry or us.

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	the success and timing of our clinical trials, including patient accrual;

●	our ability to obtain and maintain regulatory approval or reimbursement of our product candidates for marketing;

●	our ability to obtain the appropriate labeling of our products under any regulatory approval;

●	our ability to develop and commercialize our products;
●	potential effects of the COVID-19 pandemic on our business, financial condition, liquidity and results of operations, and our ability to continue operations in the same manner as previously conducted prior to the macroeconomic effects of the COVID-19 pandemic;

●	the successful development and implementation of our sales and marketing campaigns;

●	the change of key scientific or management personnel;

●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;

●	our ability to successfully compete in the potential markets for our product candidates, if commercialized;

●	regulatory developments in the United States and other countries;

●	the rate and degree of market acceptance of any of our product candidates;

●	new products, product candidates or new uses for existing products or technologies introduced or announced by our competitors and the timing of these introductions or announcements;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	our available cash;

●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

●	our ability to obtain additional funding;

●	our ability to obtain and maintain intellectual property protection for our product candidates;

●	the success and timing of our preclinical studies, including IND enabling studies;

●	the ability of our product candidates to successfully perform in clinical trials and to resolve any clinical holds that may occur;

●	our ability to obtain and maintain approval of our product candidates for trial initiation;

●	our ability to manufacture and the performance of third-party manufacturers;

●	our ability to identify license and collaboration partners and to maintain existing relationships;

●	the performance of our clinical research organizations, clinical trial sponsors, clinical trial investigators and collaboration partners for any clinical trials we conduct;

●	any outcomes from our review of strategic transactions; and

●	our ability to successfully implement our strategy.

Any forward-looking statements that we make in this Form 10-Q speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Form 10-Q. You should also read carefully the factors described in the “Risk Factors” section of the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2019, (as filed with the SEC on December 20, 2019, and amended by Amendment No. 1 thereto on Form 10-K/A filed on January 21, 2020 and by Amendment No. 2 thereto on Form 10-K/A filed on February 28, 2020, as so amended the “2019 Form 10-K/A”) as further supplemented by the risks and uncertainties discussed in Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2020 (as filed with the SEC on June 11, 2020) to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ADVAXIS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	July 31, 2020	October 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$23,846	$32,363
Deferred expenses	1,518	2,353
Deferred offering costs	644	-
Prepaid expenses and other current assets	1,291	1,433
Total current assets	27,299	36,149

Property and equipment (net of accumulated depreciation)	3,667	4,350
Intangible assets (net of accumulated amortization)	3,841	4,575
Operating right-of-use asset (net of accumulated amortization)	5,030	-
Other assets	182	183
Total assets	$40,019	$45,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$414	$976
Accrued expenses	1,826	3,478
Common stock warrant liability	33	19
Current portion of operating lease liability	926	-
Other current liabilities	50	48
Total current liabilities	3,249	4,521

Operating lease liability, net of current portion	5,304	-
Other liabilities	-	1,205
Total liabilities	8,553	5,726

Commitments and contingencies – Note 9

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; Series B Preferred Stock; 0 shares issued and outstanding at July 31, 2020 and October 31, 2019; Liquidation preference of $0 at July 31, 2020 and October 31, 2019	-	-
Common stock - $0.001 par value; 170,000,000 shares authorized, 62,714,946 and 50,201,671 shares issued and outstanding at July 31, 2020 and October 31, 2019, respectively	62	50
Additional paid-in capital	435,682	423,750
Accumulated deficit	(404,278)	(384,269)
Total stockholders’ equity	31,466	39,531
Total liabilities and stockholders’ equity	$40,019	$45,257

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended July 31,		Nine months ended July 31,
	2020	2019	2020	2019

Revenue	$-	$6	$253	$20,883

Operating expenses:
Research and development expenses	3,458	7,060	12,239	19,735
General and administrative expenses	2,384	3,076	8,063	8,834
Total operating expenses	5,842	10,136	20,302	28,569

Loss from operations	(5,842)	(10,130)	(20,049)	(7,686)

Other income (expense):
Interest income, net	7	95	108	354
Net changes in fair value of derivative liabilities	7	177	(16)	2,572
Loss on shares issued in settlement of warrants	-	-	-	(1,607)
Other expense	(1)	-	(2)	(7)
Net loss before benefit for income taxes	(5,829)	(9,858)	(19,959)	(6,374)

Income tax expense	-	-	50	50

Net loss	$(5,829)	$(9,858)	$(20,009)	$(6,424)

Net loss per common share, basic and diluted	$(0.09)	$(1.00)	$(0.35)	$(0.94)

Weighted average number of common shares outstanding, basic and diluted	61,634,031	9,870,461	57,963,228	6,813,494

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended July 31,
	2020	2019

OPERATING ACTIVITIES
Net loss	$(20,009)	$(6,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	708	1,565
Employee stock purchase plan expense	1	3
Loss (gain) on change in value of warrants	16	(2,572)
Loss on shares issued in settlement of warrants	-	1,607
Loss on disposal of property and equipment	-	290
Abandonment of intangible assets	892	625
Depreciation expense	683	848
Amortization expense of intangible assets	263	290
Amortization of right-of-use asset	553
Change in operating assets and liabilities:
Accounts receivable	-	1,664
Prepaid expenses and other current assets	977	(54)
Other assets	1	-
Accounts payable and accrued expenses	(2,251)	(6,245)
Deferred revenue	50	(18,665)
Operating lease liabilities	(606)	-
Other liabilities	-	39
Net cash used in operating activities	(18,722)	(27,029)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(54)
Proceeds from disposal of property and equipment	-	8
Cost of intangible assets	(421)	(845)
Net cash used in investing activities	(421)	(891)

FINANCING ACTIVITIES
Net proceeds of issuance of common stock	10,621	24,471
Warrant exercise	-	68
Proceeds from employee stock purchase plan	5	19
Employee tax withholdings paid on equity awards	(2)	(15)
Tax shares sold to pay for employee tax withholdings on equity awards	2	14
Net cash provided by financing activities	10,626	24,557

Net decrease in cash and cash equivalents	(8,517)	(3,363)
Cash and cash equivalents at beginning of period	32,363	45,118
Cash and cash equivalents at end of period	$23,846	$41,755

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for taxes	$50	$50

SUPPLEMENTAL DISCLOSURE OF NON-CASH AND FINANCING ACTIVITIES
Shares issued in settlement of warrants	-	5,462
Warrant liability reclassified into equity	2	53
Pre-funded warrant exercises	-	1
Commitment fee shares issued for equity line	644	-
Amounts accrued for offering costs	37	-

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

Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its common stock, debt financings, clinical collaborations, option and warrant exercises, NOL tax sales, income earned on investments and grants and interest income. From October 2013 through July 31, 2020, the Company raised approximately $305.8 million in gross proceeds ($13.6 million in fiscal year 2020) from various public and private offerings of its common stock.

As of July 31, 2020, the Company had approximately $23.8 million in cash and cash equivalents. Although the Company expects to have sufficient capital to fund its obligations, as they become due, in the ordinary course of business until at least July 2021, the actual amount of cash that it will need to operate is subject to many factors. Over the past several months, the Company has taken steps to obtain additional financing, including the at-the-market (“ATM”) program and the equity line with Lincoln Park Capital. Due to the current state of the Company’s stock price and general market conditions, these programs have not been utilized to the fullest extent, thereby resulting in lower capital availability than anticipated. Management’s plans to mitigate an expected shortfall of capital and to support future operations include obtaining additional funds through partnerships or strategic or financing investors. The Company has reduced its operating expenses to $20.3 million for the nine months ended July 31, 2020 as compared to $28.6 million during the comparable prior period.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation/Estimates

The accompanying unaudited interim condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and the accompanying unaudited interim condensed balance sheet as of July 31, 2020 has been derived from the Company’s October 31, 2019 audited financial statements. In the opinion of management, the unaudited interim condensed financial statements furnished include all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented.

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

Net Income (Loss) per Share

Basic net income or loss per common share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share give effect to dilutive options, warrants, restricted stock units and other potential common stock outstanding during the period. In the case of a net loss, the impact of the potential common stock resulting from warrants, outstanding stock options and convertible debt are not included in the computation of diluted loss per share, as the effect would be anti-dilutive. In the case of net income, the impact of the potential common stock resulting from these instruments that have intrinsic value are included in the diluted earnings per share. The table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share (as of July 31, 2020, 327,338 warrants are included in the basic earnings per share computation because the exercise price is $0, and as of July 31, 2019, 13,079,000 pre-funded warrants are included in the basic earnings per share computation because the exercise price is nominal):

	As of July 31,
	2020	2019
Warrants	5,070,888	18,301,804
Stock options	914,577	405,372
Restricted stock units	5,818	16,204
Total	5,991,283	18,723,380

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

3. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following (in thousands):

	July 31, 2020	October 31, 2019

Leasehold improvements	$2,335	$2,335
Laboratory equipment	3,405	3,405
Furniture and fixtures	744	744
Computer equipment	409	409
Construction in progress	83	83
Total property and equipment	6,976	6,976
Accumulated depreciation and amortization	(3,309)	(2,626)
Net property and equipment	$3,667	$4,350

Depreciation expense for the three months ended July 31, 2020 and 2019 was $0.2 million and $0.3 million, respectively. Depreciation expense for the nine months ended July 31, 2020 and 2019 was $0.7 million and $0.8 million, respectively.

4. INTANGIBLE ASSETS

Intangible assets, net consist of the following (in thousands):

	July 31, 2020	October 31, 2019

Patents	$5,208	$5,833
Licenses	777	777
Software	117	117
Total intangibles	6,102	6,727
Accumulated amortization	(2,261)	(2,152)
Intangible assets	$3,841	$4,575

The expirations of the existing patents range from 2020 to 2040 but the expirations can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. Patent applications having a net book value of $0.3 million were abandoned and were charged to research and development expenses in the statement of operations for each of the three months ended July 31, 2020 and 2019, respectively. Patent applications having a net book value of $0.9 million and $0.6 million were abandoned and were charged to research and development expenses in the statement of operations for the nine months ended July 31, 2020 and 2019, respectively. Amortization expense for intangible assets that was charged to general and administrative expense in the statement of operations aggregated $0.1 million for each of the three months ended July 31, 2020 and 2019, respectively. Amortization expense for intangible assets that was charged to general and administrative expense in the statement of operations aggregated $0.3 million for each of the nine months ended July 31, 2020 and 2019, respectively.

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

At July 31, 2020, the estimated amortization expense by fiscal year based on the current carrying value of intangible assets is as follows (in thousands):

Fiscal year ending October 31,

2020 (Remaining)	$79
2021	309
2022	309
2023	309
2024	309
Thereafter	2,526
Total	$3,841

5. ACCRUED EXPENSES:

	July 31, 2020	October 31, 2019

Salaries and other compensation	$743	$158
Vendors	604	3,194
Professional fees	479	126
Total accrued expenses	$1,826	$3,478

6. COMMON STOCK PURCHASE WARRANTS AND WARRANT LIABILITY

Warrants

As of July 31, 2020, there were outstanding warrants to purchase 5,398,226 shares of our common stock with exercise prices ranging from $0 to $281.25 per share. Information on the outstanding warrants is as follows:

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

As of October 31, 2019, there were outstanding warrants to purchase 432,142 shares of our common stock with exercise prices ranging from $0 to $281.25 per share. Information on the outstanding warrants is as follows:

Exercise Price	Number of Shares Underlying Warrants	Expiration Date	Type of Financing
$-	359,838	July 2024	July 2019 Public Offering
$281.25	25	N/A	Other Warrants
$0.372	72,279	September 2024	September 2018 Public Offering
Grand Total	432,142

A summary of warrant activity was as follows (in thousands, except share and per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value
Outstanding and exercisable warrants at October 31, 2019	432,142	$0.08	4.76	$114,069
Issued	5,000,000	1.25
Exercised *	(33,916)	0.02
Outstanding and exercisable warrants at July 31, 2020	5,398,226	$1.16	4.90	$204,596

* Includes the cashless exercise of 32,500 warrants that resulted in the issuance of 32,500 shares of common stock.

As of July 31, 2020, the Company had 5,327,363 of its total 5,398,226 outstanding warrants classified as equity (equity warrants). At October 31, 2019, the Company had 359,863 of its total 432,142 outstanding warrants classified as equity (equity warrants). At issuance, equity warrants are recorded at their relative fair values, using the relative fair value method, in the stockholders’ equity section of the balance sheet.

Warrant Liability

As of July 31, 2020, the Company had 70,863 of its total 5,398,226 outstanding warrants classified as liabilities (liability warrants). At October 31, 2019, the Company had 72,279 of its total 432,142 outstanding warrants classified as liabilities (liability warrants). These warrants contain a down round feature, except for exempt issuances as defined in the warrant agreement, in which the exercise price would immediately be reduced to match a dilutive issuance of common stock, options, convertible securities and changes in option price or rate of conversion. As of July 31, 2020, the down round feature was triggered three times and the exercise price of the warrants were reduced from $22.50 to $0.372. The warrants require liability classification as the warrant agreement requires the Company to maintain an effective registration statement and does not specify any circumstances under which settlement in other than cash would be permitted or required. As a result, net cash settlement is assumed and liability classification is warranted. For these liability warrants, the Company utilized the Monte Carlo simulation model to calculate the fair value of these warrants at issuance and at each subsequent reporting date.

In measuring the warrant liability at July 31, 2020 and October 31, 2019, the Company used the following inputs in its Monte Carlo simulation model:

	July 31, 2020	October 31, 2019
Exercise Price	$0.372	$0.372
Stock Price	$0.58	$0.32
Expected Term	4.12 years	4.87 years
Volatility %	104.47%	100.99%
Risk Free Rate	0.16%	1.51%

7. SHARE BASED COMPENSATION

The following table summarizes share-based compensation expense included in the condensed statement of operations (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
Research and development	$79	$241	$233	$822
General and administrative	176	223	475	743
Total	$255	$464	$708	$1,565

Restricted Stock Units (RSUs)

A summary of the Company’s RSU activity and related information for the nine months ended July 31, 2020 is as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value

Balance at October 31, 2019	14,706	$47.62
Vested	(8,608)	59.61
Cancelled	(280)	98.80
Balance at July 31, 2020	5,818	$27.40

As of July 31, 2020, there was approximately $0.1 million of unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a remaining weighted average vesting period of approximately 0.72 years.

As of July 31, 2020, the aggregate intrinsic value of non-vested RSU’s was approximately $3,000.

Employee Stock Awards

Common Stock issued to executives and employees related to vested incentive retention awards, employment inducements, management purchases and employee excellence awards totaled 0 shares and 408 shares during the three months ended July 31, 2020 and 2019, respectively. Total stock compensation expense associated with employee awards for the three months ended July 31, 2020 and 2019 was approximately $40,000 and $0.2 million, respectively

Common Stock issued to executives and employees related to vested incentive retention awards, employment inducements, management purchases and employee excellence awards totaled 8,608 shares and 10,947 shares during the nine months ended July 31, 2020 and 2019, respectively. Total stock compensation expense associated with employee awards for the nine months ended July 31, 2020 and 2019 was approximately $0.1 million and $0.7 million, respectively.

Stock Options

A summary of changes in the stock option plan for the nine months ended July 31, 2020 is as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at October 31, 2019:	560,490	$71.56
Granted	450,000	0.66
Canceled or expired	(95,913)	58.21
Outstanding at July 31, 2020	914,577	38.08
Vested and Exercisable at July 31, 2020	266,380	$125.14

During the nine months end July 31, 2020, the Company granted options to purchase 385,000 and 65,000 shares of its common stock to employees and directors, respectively. The stock options have a ten-year term, vest over three years, and have an exercise price of $0.66.

Total compensation cost related to the Company’s outstanding stock options, recognized in the statement of operations for the three months ended July 31, 2020 and 2019 was approximately $0.2 million and $0.3 million, respectively. For the nine months ended July 31, 2020 and 2019, compensation cost related to the Company’s outstanding stock options was approximately $0.6 million and $0.9 million, respectively.

As of July 31, 2020, there was approximately $0.8 million of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 1.37 years.

As of July 31, 2020, the aggregate intrinsic value of vested and exercisable options was $0 and the aggregate intrinsic value of non-vested options was approximately $42,000.

In determining the fair value of the stock options granted during the nine months ended July 31, 2020, the Company used the following inputs in its Black Scholes Merton model:

Nine Months Ended July 31, 2020

Expected Term	5.50-6.50 years
Expected Volatility	100.27-105.21%
Expected Dividends	0%
Risk Free Interest Rate	0.36-0.52%

Employee Stock Purchase Plan

During the nine months ended July 31, 2020 and 2019, the Company issued 11,148 and 4,585 shares, respectively, that were purchased under the 2018 Employee Stock Purchase Plan (“ESPP”).

8. COLLABORATION AND LICENSING AGREEMENTS

OS Therapies LLC

On September 4, 2018, the Company entered into a development, license and supply agreement with OS Therapies (“OST”) for the use of ADXS31-164, also known as ADXS-HER2, for evaluation in the treatment of osteosarcoma in humans. Under the terms of the license agreement, as amended, OST will be responsible for the conduct and funding of a clinical study evaluating ADXS-HER2 in recurrent, completely resected osteosarcoma. Under the most recent amendment to the licensing agreement, OST agrees to pay Advaxis $25,000 per month (“Monthly Payment”) starting on April 30, 2020 until it achieves its funding milestone of $2,337,500. Upon receipt of the first Monthly Payment, Advaxis will initiate the transfer of the intellectual property and licensing rights of ADXS31-164, which were licensed pursuant to the Penn Agreement, back to the University of Pennsylvania. Contemporaneously, OST will enter negotiations with the University of Pennsylvania to establish a licensing agreement for ADXS31-164 to OST for clinical and commercial development of the ADXS31-164 technology.

Provided that OST meets its ongoing obligation to make its Monthly Payments to Advaxis for six consecutive months, Advaxis agrees to transfer, and OST agrees to take full ownership of, the IND application for ADXS31-164 in its entirety to OST, along with agreements and promises contained therein, as well as all obligations associated with this IND or any HER2 product/program development. Until OST makes its Monthly Payments to Advaxis for six consecutive months, Advaxis will continue to bear the costs of the regulatory filing services related to the IND application for ADXS31-164.

Within five business days of achieving the funding milestone of $2,337,500 for the performance of the Children’s Oncology Group study (knowns as the “License Commencement Date”), OST will make a non-refundable and non-creditable payment to Advaxis of $1,550,000 less the cumulative Monthly Payments previously made (the “License Commencement Payment”). Within five days following the License Commencement Date, Advaxis will provide existing drug supply “as is” to OST, and until the drug supply is supplied to OST, Advaxis will bear the storage costs for the drug product. Pursuant to the agreement, the Company is also to receive sales-based milestone payments and royalties on future product sales. In addition, the Company and OST will establish a Joint Steering Committee to oversee the R&D activities.

The promises to (1) Maintain the HER2 product until transfer to OST, (2) Provide the IND application ownership for ADX321-164 to OST, (3) Participate in the Joint Steering Committee, (4) Transfer of IP & licensing rights of ADXS31-164 and related Patents, and (5) Provide Clinical Drug Supply represent one combined performance obligation for revenue recognition purposes. The Company concluded that the transfer of the IP and licensing rights provides OST with a functional, or “right to use,” license, and thus the Company will recognize the upfront fees of $1,550,000 from the license at a point in time. The revenue from the transfer of the license cannot be recognized until the transfer of the corresponding IP to OST has occurred and OST has the ability to benefit from the right to use the license. As the right to use the license begins when OST makes the upfront payment within five days of the License Commencement Date and the IP transfers to OST at that time, the upfront fees from the license will be recognized upon the transfer of the intellectual property to OST.

Since OST is making $25,000 monthly payments that will be creditable against the $1,550,000, the Company will receive payments prior to the performance of the single distinct performance obligation. Due to this, the Company will defer any of the monthly payments until the IP and licensing rights are transferred to OST. However, if OST terminates the contract, which they are able to do with 60-day notice, the Company would recognize any of the $25,000 monthly payments received when the contract terminates. As of July 31, 2020, OST has made payments totaling $50,000 and this has been recorded as other liabilities in the condensed balance sheet.

Elanco Animal Health (formerly Aratana Therapeutics)

During the fiscal year ended October 31, 2018, the USDA’s Center for Veterinary Biologics granted Aratana conditional approval for its canine osteosarcoma vaccine using Advaxis’ technology. During the three months ended July 31, 2020 and 2019, Advaxis recognized royalty revenue totaling $0 and $6,000, respectively, from Aratana’s sales of the canine osteosarcoma vaccine. During the nine months ended July 31, 2020 and 2019, Advaxis recognized royalty revenue totaling approximately $3,000 and $8,000, respectively, from Aratana’s sales of the canine osteosarcoma vaccine. On July 16, 2019, Aratana announced their shareholders approved a merger agreement with Elanco Animal Health (“Elanco”) whereby Elanco will be the majority shareholder of Aratana. All of the terms of the Aratana Agreement remain in effect.

Global BioPharma Inc.

On December 9, 2013, the Company entered into an exclusive licensing agreement for the development and commercialization of axalimogene filolisbac with Global BioPharma, Inc. (“GBP”), a Taiwanese based biotech company funded by a group of investors led by Taiwan Biotech Co., Ltd (TBC). During each of the nine months ended July 31, 2020 and 2019, the Company recorded $0.3 million in revenue for the annual license fee renewal. Since Advaxis has no significant obligation to perform after the license transfer and has provided GBP with the right to use its intellectual property, performance is satisfied when the license renews.

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

10. LEASES

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

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Company does not have sufficient insight to determine an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company utilized a synthetic credit rating model to determine a benchmark for its incremental borrowing rate for its leases. The benchmark rate was adjusted to arrive at an appropriate discount rate for the lease.

●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.

●	Renewal option periods have not been included in the determination of the lease terms as they are not deemed reasonably certain of exercise.

●	Variable lease payments, such as common area maintenance, real estate taxes, and property insurance are not included in the determination of the lease’s right-of-use asset or lease liability.

Supplemental balance sheet information related to leases as of July 31, 2020 was as follows (in thousands):

Operating Leases:
Operating lease right-of-use assets	$5,030

Operating lease liability	$926
Operating lease liability, net of current portion	5,304
Total operating lease liabilities	$6,230

Supplemental lease expense related to leases was as follows (in thousands):

Lease Cost (in thousands)	Statements of Operations Classification	For the Three Months Ended July 31, 2020	For the Nine Months Ended July 31, 2020
Operating lease cost	General and administrative	290	869
Short-term lease cost	General and administrative	83	249
Variable lease cost	General and administrative	$108	$282
Total lease expense		$481	$1,400

Other information related to leases where the Company is the lessee is as follows:

For the Nine Months Ended July 31, 2020
Weighted-average remaining lease term	5.3 years
Weighted-average discount rate	6.5%

Supplemental cash flow information related to operating leases was as follows:

	For the Three Months Ended July 31, 2020	For the Nine Months Ended July 31, 2020
Cash paid for operating lease liabilities	$311	$922

Future minimum lease payments under non-cancellable leases as of July 31, 2020 were as follows:

Fiscal Year ending October 31,
2020 (Remaining)	$311
2021	1,318
2022	1,369
2023	1,395
2024	1,419
Thereafter	1,564
Total minimum lease payments	7,376
Less: Imputed interest	(1,146)
Total	$6,230

Under ASC 840, future minimum payments under the Company’s operating lease were as follows (in thousands):

Fiscal Year ending October 31,
2020	$1,233
2021	1,318
2022	1,369
2023	1,395
2024	1,419
Thereafter	1,564
Total	$8,298

Under ASC 840, rent expense for each of the years ended October 31, 2019 and 2018 was approximately $1.2 million.

11. STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three and nine months ended July 31, 2020 and 2019 is presented below (in thousands, except share data):

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at November 1, 2018	-	$-	4,634,189	$5	$391,703	$(367,657)	$24,051
Stock based compensation	-	-	9,811	-	622	-	622
Tax withholdings paid on equity awards	-	-	-	-	(11)	-	(11)
Tax shares sold to pay for tax withholdings on equity awards	-	-	-	-	11	-	11
Issuance of shares to employees under ESPP Plan	-	-	2,007	-	9	-	9
ESPP Expense	-	-	-	-	1		1
Net Income	-	-	-		-	12,817	12,817
Balance at January 31, 2019	-	$-	4,646,007	$5	$392,335	$(354,840)	$37,500
Stock based compensation	-	-	693	-	479	-	479
Tax withholdings paid on equity awards	-	-	-	-	(3)	-	(3)
Tax shares sold to pay for tax withholdings on equity awards	-	-	-	-	3	-	3
Issuance of shares to employees under ESPP Plan	-	-	1,505	-	7	-	7
Warrant exercises	-	-	15,300	-	68	-	68
Warrant liability reclassified into equity	-	-	-	-	53	-	53
ESPP Expense	-	-	-	-	1		1
Shares issued in settlement of warrants	-	-	856,865	1	5,462	-	5,463
Advaxis public offerings, net of offering costs	-	-	2,500,000	2	8,980	-	8,982
Net Loss	-	-	-	-	-	(9,383)	(9,383)
Balance at April 30, 2019	-	$-	8,020,370	$8	$407,385	$(364,223)	$43,170
Stock based compensation			408	-	464	-	464
Tax withholdings paid on equity awards	-	-	-	-	1	-	(1)
Tax shares sold to pay for tax withholdings on equity awards	-	-	-	-	(1)	-	1
Issuance of shares to employees under ESPP Plan	-	-	1,073	-	3	-	3
Shares issued in settlement of warrants	-	-	577,000	1	-	-	1
Advaxis public offerings, net of offering costs	-	-	10,650,000	11	15,478	-	15,489
Net Loss	-	-	-	-	-	(9,858)	(9,858)
Balance at July 31, 2019	-	$-	19,248,851	$20	$423,330	$(374,081)	$49,269

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at November 1, 2019	-	$-	50,201,671	$50	$423,750	$(384,269)	$39,531
Stock based compensation	-	-	2,957	-	242	-	242
Advaxis public offerings, net of offering costs	-	-	10,000,000	10	9,618	-	9,628
Warrant exercises	-	-	26,416	-	2	-	2
Issuance of shares to employees under ESPP Plan	-	-	5,555	-	2	-	2
Net Income	-	-	-	-	-	(7,857)	(7,857)
Balance at January 31, 2020	-	$-	60,236,599	$60	$433,614	$(392,126)	$41,548
Stock based compensation	-	-	5,651	-	210	-	210
Warrant exercises	-	-	7,500	-	-	-	-
Issuance of shares to employees under ESPP Plan	-	-	2,694	-	2	-	2
Net Income	-	-	-	-	-	(6,323)	(6,323)
Balance at April 30, 2020	-	$-	60,252,444	$60	$433,826	$(398,449)	$35,437
Stock based compensation	-	-	-	-	255	-	255
Tax withholdings paid on equity awards	-	-	-	-	(1)	-	(1)
Tax shares sold to pay for tax withholdings on equity awards	-	-	-	-	1	-	1
Issuance of shares to employees under ESPP Plan	-	-	2,899	-	2	-	2
At-the-market shares issued, net of offering costs	-	-	1,375,337	1	956	-	957
Commitment fee shares issued for equity line	-	-	1,084,266	1	643	-	644
Net Income	-	-	-	-	-	(5,829)	(5,829)
Balance at July 31, 2020	-	$-	62,714,946	$62	$435,682	$(404,278)	$31,466

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

In January 2020, the Company closed on a public offering of 10,000,000 shares of its common stock at a public offering price of $1.05, for gross proceeds of $10.5 million. In addition, the Company also undertook a concurrent private placement of warrants to purchase up to 5,000,000 shares of common stock. The warrants have an exercise price per share of $1.25, are exercisable during the period beginning on the six-month anniversary of the date of its issuance (the “Initial Exercise Date”) and will expire on the fifth anniversary of the Initial Exercise Date. The warrants contain a change of control provision whereby if the change of control is within the Company’s control, the warrants could be settled in cash based on the Black-Scholes value of the warrants at the option of the warrant holder. The warrants also provide that if there is no effective registration statement registering, or no current prospectus available for, the issuance or resale of the warrant shares, the warrants may be exercised via a cashless exercise. After deducting the underwriting discounts and commissions and other offering expenses, the net proceeds from the offering were approximately $9.6 million.

At the Annual Meeting of Stockholders of the Company held on May 4, 2020, the stockholders ratified and approved an amendment to the Company’s 2015 Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under such Plan from 877,744 shares to 6,000,000 shares.

In May 2020, the Company entered into a sales agreement related to an ATM equity offering program pursuant to which the Company may sell, from time to time, common stock with an aggregate offering price of up to $40 million through A.G.P./Alliance Global Partners, as sales agent. From May 2020 to July 2020, the Company sold 1,375,337 shares of its common stock under the ATM program for $1.085 million, or an average of $0.79 per share, and received net proceeds of $0.957 million, net of commissions of $35,000.

Lincoln Park Purchase Agreement

On July 30, 2020, the Company entered into a Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Over the 36-month term of the Purchase Agreement, the Company has the right, but not the obligation, from time to time, to sell to Lincoln Park up to an aggregate amount of $20,000,000 of shares of common stock, in its sole discretion and subject to certain conditions, including that the closing price of its common stock is not below $0.10 per share, to direct Lincoln Park to purchase up to 1,000,000 shares (the “Regular Purchase Share Limit”) of its Common Stock (each such purchase, a “Regular Purchase”). Lincoln Park’s maximum obligation under any single Regular Purchase will not exceed $1,000,000, unless the parties mutually agree to increase the maximum amount of such Regular Purchase. The purchase price for shares of Common Stock to be purchased by Lincoln Park under a Regular Purchase will be the equal to the lower of (in each case, subject to the adjustments described in the Purchase Agreement): (i) the lowest sale price for the Company’s common stock on the applicable purchase date, and (ii) the arithmetic average of the three lowest sale prices for the Company’s common stock during the ten trading days prior to the purchase date.

As consideration for entering into the Purchase Agreement, the Company issued 1,084,266 shares of common stock to Lincoln Park as a commitment fee. The shares were valued at approximately $0.6 million and were recorded as deferred offering expenses in the condensed balance sheet. The deferred charges will be charged against paid-in capital upon future proceeds from the sale of common stock under the Lincoln Park Purchase Agreement.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of July 31, 2020 and October 31, 2019 (in thousands):

July 31, 2020	Level 1	Level 2	Level 3	Total
Common stock warrant liability, warrants exercisable at $0.372 through September 2024	-	-	$33	$33

October 31, 2019	Level 1	Level 2	Level 3	Total
Common stock warrant liability, warrants exercisable at $0.372 through September 2024	-	-	$19	$19

The following table sets forth a summary of the changes in the fair value of the Company’s warrant liabilities:

For the Nine Months Ended July 31, 2020
Beginning balance	$19
Warrant exercises	(2)
Change in fair value	16
Ending Balance	$33

13. Subsequent Events

On August 3, 2020, Lincoln Park purchased 3,510,527 shares of common stock for gross proceeds of approximately $2 million. The net proceeds to the Company from the transaction was approximately $1.9 million.

On September 4, 2020, the Company and Molly Henderson, Executive Vice President and Chief Financial Officer, announced that Ms. Henderson is stepping down as Chief Financial Officer effective September 25, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed below in Part II Item 1A. “Risk Factors” of this Form 10-Q. See also the “Special Cautionary Notice Regarding Forward-Looking Statements” set forth at the beginning of this report.

You should read the following discussion and analysis in conjunction with the unaudited financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited financial statements included in our annual report on Form 10-K for the fiscal year ended October 31, 2019, as filed with the SEC on December 20, 2019, as amended by Amendment No. 1 thereto on Form 10-K/A filed on January 21, 2020 and by Amendment No. 2 thereto on Form 10-K/A filed on February 28, 2020 (the “2019 Form 10-K/A”). In addition, we intend to use our media and investor relations website (www.advaxis.com/investor-relations), SEC filings, press releases, public conference calls and webcasts to communicate with the public about Advaxis, its services and other issues.

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

Recent Developments

On March 11, 2020, the World Health Organization declared the coronavirus (COVID-19) a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The pandemic has resulted in government-imposed quarantines, travel restrictions, business and school closures and other public health safety measures, many of which remain in effect to varying degrees. We continue to monitor the COVID-19 pandemic and take steps intended to mitigate the potential risks to our workforce and our operations. The COVID-19 pandemic has, and may continue to, directly or indirectly affect the pace of enrollment in our clinical trials as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency and clinical trial staff can no longer get to the clinic. Nonetheless, thus far, the COVID-19 pandemic has not had a significant impact on the business. However, we remain in contact with the clinical sites in our study and are in discussion with additional sites to combat any potential impact in enrollment. We are unable to determine or predict the extent, duration or scope of the overall impact of the COVID-19 pandemic on our business, operations, financial condition or liquidity.

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

In July 2018, we announced that the U.S. Food and Drug Administration, or FDA, allowed our investigational new drug, or IND, application for our ADXS-HOT drug candidate (ADXS-503) for non-small cell lung cancer, or NSCLC. The Phase 1/2 clinical trial of ADXS-503 is seeking to establish the recommended dose, safety, tolerability and clinical activity of ADXS-503 administered alone and in combination with a KEYTRUDA® in approximately 50 patients with NSCLC, in at least five sites across the U.S. The two dose levels with monotherapy in Part A, (1x108 and 5x108 CFU) and Part B with ADXS-503 (1x108 CFU) in combination with KEYTRUDA® have been completed. Based on the results reported to date, including an observed stable disease and a partial response in the first two patients in Part B who previously progressed on KEYTRUDA®, we have expanded Part B to additional patients at dose level 1 (1x108 CFU + KEYTRUDA®) with the potential to proceed to dose level 2 (5x108 CFU + KEYTRUDA®) at a later date. In addition, we have begun enrolling patients in Part C of the study, which evaluates ADXS-503 in combination with KEYTRUDA® (1x108 CFU + KEYTRUDA®) as a first line treatment for patients that are unsuitable to receive the standard of care regimen with KEYTRUDA® in combination with chemotherapy.

Additionally, in January 2020, we announced that the FDA has allowed our IND for the initiation for a Phase 1 clinical study of ADXS-504, our ADXS-HOT drug candidate for prostate cancer, which we anticipate to begin enrolling patients by the end of 2020.

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

Results of Operations for the Three Months Ended July 31, 2020 and 2019

Revenue

Revenue decreased approximately $6,000 to $0 for the three months ended July 31, 2020 compared to $6,000 for the three months ended July 31, 2019. In the prior period, we received royalty payments from Elanco.

Research and Development Expenses

We invest in research and development to advance our Lm technology through our pre-clinical and clinical development programs. Research and development expenses for the three months ended July 31, 2020 and July 31, 2019 were categorized as follows (in thousands):

	Three Months Ended July 31,		Increase (Decrease)
	2020	2019	$	%

Hotspot/Off-the-Shelf therapies	$768	$569	$199	35%
Prostate cancer	338	330	8	2
HPV-associated cancers	786	2,836	(2,050)	(72)
Personalized neoantigen-directed therapies	103	912	(809)	(89)
Other expenses	1,463	2,413	(950)	(39)
Total research & development expense	$3,458	$7,060	$(3,602)	(51)%

Stock-based compensation expense included in research and development expense	$79	$241	$(162)	(67)%

Hotspot/Off-the-Shelf Therapies (ADXS-HOT)

Research and development costs associated with our hotspot mutation-based therapies for the three months ended July 31, 2020 increased approximately $0.2 million to $0.8 million compared to the same period in 2019. The increase is attributable to the site activation and patient enrollment costs with the Phase 1/2 clinical trial. We have completed enrollment in Part A, in monotherapy, and Part B, in combination with pembrolizumab at five sites across the U.S. In February 2020, and further updated in May 2020, we announced the initial clinical data from the study which showed that ADXS-503 has been safe and tolerable with potential signs of clinical activity in four out of the seven evaluable patients achieving stable disease in the refractory setting. In addition, the first two patients evaluated in Part B who previously progressed on pembrolizumab showed stable disease with a 25% reduction in a site lesion in the first patient and a sustained partial response observed in the second patient. We anticipate reporting additional information from this study as it becomes available throughout 2020.

Prostate Cancer Therapy (ADXS-PSA)

Research and development costs associated with our prostate cancer therapy for the three months ended July 31, 2020 were consistent compared to the same period in 2019. The Phase 1/2 study of our ADXS-PSA compound is in combination with KEYTRUDA® (pembrolizumab), Merck’s humanized monoclonal antibody. During 2020, we presented updated data from this study which demonstrated an increase in the median overall survival, or mOS, to 33.7 months for patients in the combination arm of this study and mOS of 16.4 for patients with visceral metasteses (n=11). We are in discussions with potential partners on next steps for this therapy.

HPV-Associated Cancers

The majority of the HPV-associated research and development costs include clinical trial and other related costs associated with our AXAL programs in cervical and head and neck cancers. HPV-associated costs for the three months ended July 31, 2020 decreased approximately $2.1 million, or 72%, compared to the same period in 2019. The decrease resulted from the announcement made in June 2019 regarding the closing of our Phase 3 AIM2CERV study in high-risk locally advanced cervical cancer. We anticipate that we will continue to incur costs associated with the wind down of the study. Additionally, a winding down of several studies, including our Fawcett study in anal cancer and our MEDI4736 study in combination with MedImmune’s investigational anti-PD-L1 immune checkpoint inhibitor, durvalumab, drove further reduction in costs as compared to the prior period. We anticipate that our costs surrounding HPV-associated studies will continue to decline as we wrap up the remaining clinical and regulatory obligations of the program. We currently do not anticipate funding any new AXAL studies.

Personalized Neoantigen-Directed Therapies

Research and development costs associated with personalized neoantigen-directed therapies for the three months ended July 31, 2020 decreased approximately $0.8 million, or 89%, compared to the same period in 2019. In October 2019, we announced that we have enrolled our last patient in the ADXS-NEO program in monotherapy and will not continue into Part B of this study. As a result, the costs incurred for ADXS-NEO during the three months ended July 31, 2020 consisted of wind down costs associated with terminating the study. We anticipate that we will incur wind down costs for this study until and plan to publish the results of this program in a future medical journal.

Other Expenses

Other expenses include salary and benefit costs, stock-based compensation expense, professional fees, laboratory costs and other internal and external costs associated with our research & development activities. Other expenses for the three months ended July 31, 2020 decreased approximately $1.0 million, or 39%, compared to the same period in 2019. The decrease was primarily attributable to a decrease in salary related expenses, including stock compensation, and travel expenses resulting from cost control measures put in place beginning in June 2018. In addition, there were decreases in laboratory and manufacturing costs, as we are focused on the clinical development of our HOT program and less on early research programs. Additionally, we announced in October 2019 that we are winding down ADXS-NEO and therefore no longer incurring costs to manufacture ADXS-NEO.

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs and stock-based compensation expense for employees included in our finance, legal and administrative organizations, outside legal and professional services, and facilities costs. General and administrative expenses for the three months ended July 31, 2020 and July 31, 2019 were as follows (in thousands):

	Three Months Ended July 31,		Increase (Decrease)
	2020	2019	$	%

General and administrative expense	$2,384	$3,076	$(692)	(22)%

Stock-based compensation expense included in general and administrative expense	$176	$223	$(47)	(21)%

General and administrative expenses for the three months ended July 31, 2020 decreased approximately $0.7 million, or 22%, compared to the same period in 2019. The decrease is attributable to lower legal fees and business development costs.

Changes in Fair Values

For the three months ended July 31, 2020, we recorded non-cash income from changes in the fair value of the warrant liability of approximately $7,000. The decrease in the fair value of liability warrants resulted from a decrease in our share price from $0.67 at April 30, 2020 to $0.58 at July 31, 2020.

For the three months ended July 31, 2019, we recorded non-cash income from changes in the fair value of the warrant liability of approximately $0.2 million. The decrease in the fair value of liability warrants resulted from a decrease in our share price from $3.54 at April 30, 2019 to $0.56 at July 31, 2019.

Results of Operations for the Nine Months Ended July 31, 2020 and 2019

Revenue

Revenue decreased approximately $20.6 million to $0.3 million for the nine months ended July 31, 2020 compared to $20.9 million for the nine months ended July 31, 2019. The decrease was due to a change in the estimated performance period associated with upfront fees received from Amgen in conjunction with the collaboration agreement signed in August 2016. On December 10, 2018, we received a written notice of termination from Amgen with respect to the Amgen Agreement. The termination was effective as of February 8, 2019. As of the notification date, we adjusted revenue on a cumulative catch-up basis considering the revised measure of progress for the combined performance obligation based on the modified service period up to and through the contract termination date of February 8, 2019 resulting in total revenue of $18.7 million in the prior period. In addition, the reimbursement of research and development costs of approximately $2.0 million by Amgen was included in revenue in the prior period.

Research and Development Expenses

We invest in research and development to advance our Lm technology through our pre-clinical and clinical development programs. Research and development expenses for the nine months ended July 31, 2020 and July 31, 2019 were categorized as follows (in thousands):

	Nine months ended July 31,		Increase (Decrease)
	2020	2019	$	%

Hotspot/Off-the-Shelf therapies	$2,230	2,246	$(16)	(1)%
Prostate cancer	872	694	178	26
HPV-associated cancers	3,310	5,997	(2,687)	(45)
Personalized neoantigen-directed therapies	1,011	2,221	(1,210)	(54)
Other expenses	4,816	8,577	(3,761)	(44)
Total research & development expense	$12,239	19,735	$(7,496)	(38)%

Stock-based compensation expense included in research and development expense	$233	822	$(589)	(72)%

Hotspot/Off-the-Shelf Therapies (ADXS-HOT)

Research and development costs associated with our hotspot mutation-based therapies for the nine months ended July 31, 2020 were consistent compared to the same period in 2019.

Prostate Cancer Therapy (ADXS-PSA)

Research and development costs associated with our prostate cancer therapy for the nine months ended July 31, 2020 increased approximately $0.2 million, or 26%, compared to the same period in 2019. The increase is attributable to a change order from the contract research organization during the current period.

HPV-Associated Cancers

The majority of the HPV-associated research and development costs include clinical trial and other related costs associated with our AXA, programs in cervical and head and neck cancers. HPV-associated costs for the nine months ended July 31, 2020 decreased approximately $2.7 million, or 45%, compared to the same period in 2019. The decrease resulted from the announcement made in June 2019 regarding the closing of our Phase 3 AIM2CERV study in high-risk locally advanced cervical cancer.

Personalized Neoantigen-Directed Therapies

Research and development costs associated with personalized neoantigen-directed therapies for the nine months ended July 31, 2020 decreased approximately $1.2 million, or 54%, compared to the same period in 2019. In October 2019, we announced that we have enrolled our last patient in the ADXS-NEO program in monotherapy and will not continue into Part B of this study. As a result, the costs incurred for ADXS-NEO during the nine months ended July 31, 2020 consisted of wind down costs associated with terminating the study. We anticipate that we will incur wind down costs for this study and plan to publish the results of this program in a future medical journal.

Other Expenses

Other expenses include salary and benefit costs, stock-based compensation expense, professional fees, laboratory costs and other internal and external costs associated with our research & development activities. Other expenses for the nine months ended July 31, 2020 decreased approximately $3.8 million, or 44%, compared to the same period in 2019. The decrease was primarily attributable to a decrease in salary related expenses, including stock compensation, and travel expenses resulting from cost control measures put in place beginning in June 2018. In addition, there were decreases in laboratory and manufacturing costs, as we are focused on the clinical development of our HOT program and less on early research programs. Additionally, we announced in October 2019 that we are winding down ADXS-NEO and therefore no longer incurring costs to manufacture ADXS-NEO.

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs and stock-based compensation expense for employees included in our finance, legal and administrative organizations, outside legal and professional services, and facilities costs. General and administrative expenses for the nine months ended July 31, 2020 and July 31, 2019 were as follows (in thousands):

	Nine months ended July 31,		Increase (Decrease)
	2020	2019	$	%

General and administrative expense	$8,063	$8,834	$(771)	(9)%

Stock-based compensation expense included in general and administrative expense	$475	$743	$(268)	(36)%

General and administrative expenses for the nine months ended July 31, 2020 decreased approximately $0.8 million, or 9%, compared to the same period in 2019. The decrease is attributable to lower legal fees and business development costs.

Changes in Fair Values

For the nine months ended July 31, 2020, we recorded non-cash expense from changes in the fair value of the warrant liability of approximately $16,000. The increase in the fair value of liability warrants resulted from an increase in our share price from $0.32 at October 31, 2019 to $0.58 at July 31, 2020.

For the nine months ended July 31, 2019, we recorded non-cash income from changes in the fair value of the warrant liability of approximately $2.6 million. The decrease in the fair value of liability warrants resulted from a decrease in our share price from $8.42 at October 31, 2018 to $0.56 at July 31, 2019.

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

Liquidity and Capital Resources

Going Concern and Management’s Plans

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

Historically, our major sources of cash have comprised proceeds from various public and private offerings of our common stock, debt financings, clinical collaborations, option and warrant exercises, NOL tax sales, income earned on investments and grants, and interest income. From October 2013 through July 31, 2020, we raised approximately $305.8 million in gross proceeds ($13.6 million in fiscal year 2020) from various public and private offerings of our common stock. We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future. As of July 31, 2020 and October 31, 2019, we had an accumulated deficit of approximately $404.3 million and $384.3 million, respectively, and stockholders’ equity of approximately $31.5 million and $39.5 million, respectively.

The COVID-19 pandemic has negatively affected the global economy and created significant volatility and disruption of financial markets. An extended period of economic disruption could negatively affect our business, financial condition, and access to sources of liquidity. As of July 31, 2020, we had approximately $23.8 million in cash and cash equivalents. The actual amount of cash that we will need to continue operating is subject to many factors. We have based this estimate on assumptions that may prove to be wrong, and we could use available capital resources sooner than currently expected. The Company has reduced its operating expenses to $20.3 million for the nine months ended July 31, 2020 as compared to $28.6 million during the comparable prior period. Based on this, we expect to have sufficient capital to fund our obligations as they become due in the ordinary course of business until at least July 2021. In addition, we expect to adjust spending accordingly based on the budgeted cash flow requirements developed and the excess cash on hand.

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

On July 30, 2020, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Over the 36-month term of the purchase agreement, the Company has the right, but not the obligation, from time to time, in its sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to an aggregate amount of $20,000,000 of its common stock, subject to certain limitations.

Due to the current state of the Company’s stock price and general market conditions, these programs have not been utilized to their fullest extent, thereby resulting in lower capital availability than anticipated. Management’s plans to mitigate an expected shortfall of capital and to support future operations include obtaining additional funds through partnerships or strategic or financing investors.

Cash Flows

Operating Activities

Net cash used in operating activities was approximately $18.7 million for the nine months ended July 31, 2020 compared to $27.0 million for the nine months ended July 31, 2019. Net cash used in operating activities includes reduced spending associated with our clinical trial programs and general and administrative activities. The decrease was due to measures to control costs for non-essential items in areas that did not support our strategic direction, and as a result, we have continued to reduce non-strategic operating expenditures over the past several quarters.

Investing Activities

Net cash used in investing activities was approximately $0.4 million for the nine months ended July 31, 2020 compared to $0.9 million for the nine months ended July 31, 2019. The reduction is a result of the abandonment of certain non-strategic intellectual property.

Financing Activities

Net cash provided by financing activities was approximately $10.6 million for the nine months ended July 31, 2020 as compared to $24.6 million for the nine months ended July 31, 2019. In January 2020, we completed a public offering of 10,000,000 shares of our common stock, which resulted in net proceeds of approximately $9.7 million. Additionally, during the first nine months of fiscal year 2020, we sold 1,375,337 shares under the ATM program for net proceeds of $0.957 million. In fiscal year 2019, we received net proceeds of approximately $24.5 million from the sales of 13,150,000 shares of our common stock and 13,656,000 pre-funded warrants in public offerings.

Off-Balance Sheet Arrangements

As of July 31, 2020, we had no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At July 31, 2020, we had approximately $23.8 million in cash and cash equivalents, which consisted primarily of bank deposits and money market funds. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. We use a combination of internal and external management to execute our investment strategy and achieve our investment objectives. We typically invest in highly-rated securities, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

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

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2020, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The COVID-19 pandemic is affecting the United States and global economies and has affected, and may continue to affect, our operations and those of third parties on which we rely, including by causing disruptions in our raw material supply and the manufacturing of our product candidates. In addition, the COVID-19 pandemic has affected the operations of the U.S. Food and Drug Administration (the “FDA”) and other health authorities, which can result in delays of reviews and approvals, including with respect to our product candidates. The COVID-19 pandemic has, and may continue to, directly or indirectly affect the pace of enrollment in our clinical trials as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency and clinical trial staff can no longer get to the clinic. Additionally, such facilities and offices have been and may continue to be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, thereby decreasing availability, in whole or in part, for clinical trial services. In addition, employee disruptions and remote working environments related to the COVID-19 pandemic and the federal, state and local responses to such virus, could materially affect the efficiency and pace with which we work and develop our product candidates and the manufacturing of our product candidates. In addition, COVID-19 infection of our workforce could result in a temporary disruption in our business activities, including manufacturing and other functions. Further, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively affect our short-term and long-term liquidity. Additionally, the stock market has been unusually volatile during the COVID-19 pandemic and such volatility may continue. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities, or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely.

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

Item 6. Exhibits

4.1	Registration Rights Agreement, dated July 30, 2020, by and between Advaxis, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2020)

10.1	Sales Agreement, dated May 8, 2020, by and between Advaxis, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2020)

10.2	Purchase Agreement, dated July 30, 2020, by and between Advaxis, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2020)

31.1*	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVAXIS, INC.
Registrant

Date: September 10, 2020	By:	/s/ Kenneth A. Berlin
Kenneth A. Berlin
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Molly Henderson
Molly Henderson
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

