Form 10-K
period 2020-10-31
Advaxis, Inc.
filed 2021-01-22
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED - OCTOBER 31, 2020

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 001-36138

ADVAXIS, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0563870
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

305 College Road East, Princeton, NJ	08540
(Address of principal executive offices)	(Zip Code)

(609) 452-9813

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ADXS	Nasdaq Capital Market
Preferred Stock Purchase Rights		Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepare or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of April 30, 2020, the aggregate market value of the voting common equity held by non-affiliates was approximately $39,995,271 based on the closing bid price of the registrant’s common stock on the Nasdaq Global Select Market. (For purposes of determining this amount, only directors, executive officers, and 10% or greater shareholders and their respective affiliates have been deemed affiliates). [X]

The registrant had 111,971,688 shares of common stock, par value $0.001 per share, outstanding as of January 15, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days of the end of the fiscal year ended October 31, 2020 are incorporated by reference into Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	the success and timing of our clinical trials, including patient accrual;
●	our ability to obtain and maintain regulatory approval and/or reimbursement of our product candidates for marketing;
●	our ability to obtain the appropriate labeling of our products under any regulatory approval;
●	our plans to develop and commercialize our products;
●	the successful development and implementation of future sales and marketing campaigns;
●	the change of key scientific or management personnel;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	our ability to successfully compete in the potential markets for our product candidates, if commercialized;
●	regulatory developments in the United States and foreign countries;
●	the rate and degree of market acceptance of any of our product candidates;
●	new products, product candidates or new uses for existing products or technologies introduced or announced by our competitors and the timing of these introductions or announcements;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	our available cash;
●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
●	our ability to obtain additional funding;
●	our ability to obtain and maintain intellectual property protection for our product candidates;
●	the ability of our product candidates to successfully perform in clinical trials and to resolve any clinical holds that may occur;
●	our ability to obtain and maintain approval of our product candidates for trial initiation;
●	our ability to manufacture and the performance of third-party manufacturers;
●	our ability to identify license and collaboration partners and to maintain existing relationships;
●	the performance of our clinical research organizations, clinical trial sponsors and clinical trial investigators, and collaboration partners for any clinical trials we conduct;
●	any outcomes from our review of strategic transactions;
●	our ability to successfully implement our strategy; and
●	our ability to maintain the listing of our common stock on the Nasdaq Capital Market.

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

The Advaxis Corporate Strategy

Our strategy is to advance the Lm Technology platform and leverage its unique capabilities to design and develop an array of cancer treatments. We are currently conducting or planning clinical studies of Lm Technology immunotherapies in non-small cell lung cancer and other solid tumor types, prostate cancer and HPV-associated cancers. We are working with, or are in the process of identifying, collaborators and potential licensees for these programs.

Advaxis is currently mainly concentrating on its disease-focused, hotspot/“off-the-shelf” neoantigen-directed therapies called ADXS-HOT. ADXS-HOT is a program that leverages the Company’s proprietary Lm technology to target hotspot mutations that commonly occur in specific cancer types. ADXS-HOT drug candidates are designed to target acquired shared or “public” mutations in tumor driver genes along with other cancer-associated antigens that also commonly occur in specific cancer types.

We expect that we will continue to invest in our core clinical program areas and will also remain opportunistic in evaluating Investigator Sponsored Trials, or ISTs, as well as licensing opportunities as we are actively looking for partners and/or licensees for these programs. The Lm Technology platform is protected by a range of patents, covering both product and process, some of which we believe can be maintained into 2039.

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

Clinical Pipeline

Advaxis is focused on the development and commercialization of proprietary Lm Technology antigen delivery products. The Company and its collaborators are currently conducting or are in the planning process for conducting clinical studies of Lm Technology immunotherapies in the following areas:

●	Disease focused hotspot/“off-the-shelf” neoantigen-directed therapies
●	Human Papilloma Virus (“HPV”)-associated cancers
●	Prostate cancer (ADXS-PSA)

The Company has completed the clinical study report for ADXS-NEO program—its Lm Technology personalized neoantigen-directed therapies clinical study and plans to close the related IND for this study shortly. In addition, the Company is winding down its AIM2CERV Phase 3 clinical trial with axalimogene filolisbac (AXAL) in high-risk locally advanced cervical cancer.

As a clinical-stage biotechnology company with no commercial products, Advaxis is aware of the need for fiscal responsibility, and is focusing its investments in areas that it anticipates will have the highest likelihood of clinical and commercial success. Additionally, the company will continue to be opportunistic by exploring ISTs, licensing and other external opportunities.

Advaxis Pipeline of Product Candidates

Disease-focused hotspot/‘off -the-shelf’ neoantigen therapies (ADXS-HOT)

Advaxis is creating a new group of immunotherapy constructs for major solid tumor cancers that combines our optimized Lm Technology vector with promising targets designed to generate potent anti-cancer immunity. The ADXS-HOT program is a series of novel cancer immunotherapies that will target somatic mutations, or hotspots, cancer testis antigens, or CTAs, and oncofetal antigens, or OFAs. These three types of targets form the basis of the ADXS-HOT program because they are designed to be more capable of generating potent, tumor specific, and high strength killer T cells, versus more traditional over-expressed native sequence tumor associated antigens. Most hotspot mutations and OFA/CTA proteins play critical roles in oncogenesis; targeting both at once could significantly impair cancer proliferation. The ADXS-HOT products will combine many of the potential high avidity targets that are expressed in all patients with the target disease into one “off-the-shelf”, ready to administer treatment. The ADXS-HOT technology has a strong intellectual property, or IP, position, with potential protection into 2037, and an IP filing strategy providing for broad coverage opportunities across multiple disease platforms and combination therapies.In July 2018, the Company announced that the U.S. Food and Drug Administration, or FDA, allowed the Company’s investigational new drug, or IND, application for its ADXS-HOT drug candidate (ADXS-503) for non-small cell lung cancer, or NSCLC. ADXS-503 is currently being evaluated in a Phase 1/2 clinical trial, enrolling patients at five sites. The first two dose-levels with monotherapy in Part A, (1 X108 CFU and 5 X108 CFU) have been completed and Part B and Part C with ADXS-503 (1 X108 CFU) in combination with a checkpoint inhibitor are currently open to enrollment.

The Company presented updated clinical data from Part B of the ADXS-503 clinical study at ASCO Annual Meeting 2020, which demonstrated durable clinical benefit in 2 out of 3 evaluable patients with immediate prior progression on KEYTRUDA® including one durable response out to 34 weeks with 25% reduction in a target lesion and another sustained response out to 33 weeks with a 60% reduction in site lesions. Clinical benefit was observed after immediate prior progression on KEYTRUDA® with previous best responses of stable disease suggest ADXS-503 may re-sensitize or enhance response to KEYTRUDA®. Both patients remain on treatment in Part B, the combination arm with KEYTRUDA®. The Company has initiated ADXS-503 Part B combination arm efficacy expansion which will enroll up to 15 additional patients to evaluate the potential of ADXS-503 in combination with KEYTRUDA® to restore and/or enhance responsiveness to checkpoint inhibitors in PD-1/L-1 refractory NSCLC patients Advaxis also has initiated the ADXS-503 Part C combination arm to evaluate ADXS-503 in combination with KEYTRUDA® as a first line treatment in patients with NSCLC with PD-L1 expression ≥ 1% or who are unsuitable for chemotherapy

The Company expects to report updated clinical and immune response updated data from Part B combination therapy at upcoming scientific meetings in 2021.

On December 3, 2019, Advaxis announced that it submitted an IND to the FDA for the initiation of a Phase 1 clinical study of ADXS-504, its ADXS-HOT drug candidate for prostate cancer. On September 10, 2020, Advaxis was notified that a new IND submitted to the FDA for the initiation of an Investigator-Sponsored-Trial, a Phase 1 clinical study of ADXS-504 for biochemically recurrent prostate cancer after radical prostatectomy or radical radiotherapy, was accepted by the agency. This study is expected to start at a leading medical institution in 1Q2021.

HPV-Related Cancers

The Company conducted several studies evaluating axalimogene filolisbac, or AXAL, for HPV-related cancers. AXAL is an Lm-based antigen delivery product directed against HPV and designed to target cells expressing HPV.

In June 2019, the Company announced the closing of its AIM2CERV Phase 3 clinical trial with axalimogene filolisbac (AXAL) in high-risk locally advanced cervical cancer. Company estimates showed that the remaining cost to complete the AIM2CERV trial ranged from $80 million to $90 million, and initial efficacy data was not anticipated for at least three years. Therefore, results from the clinical trial were not the basis for the decision to close the study, nor was safety as the trial recently underwent its third Independent Data Monitoring Committee (IDMC) review with no safety issues noted. The Company has unblinded the AIM2CERV clinical data generated to date and currently has no plans to present it at any medical conference as the data set is incomplete and inconclusive.

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

Especificos Stendhal SA de CV, or Stendhal, the Company’s co-development and commercialization partner for AXAL in Mexico, Brazil, Colombia and other Latin American countries, agreed to pay $10 million in support payment towards the expense of AIM2CERV over the duration of the trial, contingent upon Advaxis achieving annual project milestones, pursuant to a Co-Development and Commercialization Agreement, or the Stendhal Agreement. The Company was in arbitration proceedings with Stendhal. For more information, see Note 9, “Commitments and Contingencies – Legal Proceedings” of the “Notes to the Financial Statements” included in Item 8.

Knight Therapeutics Inc., or Knight, holds an exclusive license to commercialize AXAL in Canada, as well as other product candidates.

Personalized Neoantigen-directed Therapies (ADXS-NEO)

ADXS-NEO is an individualized Lm Technology antigen delivery product developed using whole-exome sequencing of a patient’s tumor to identify neoantigens. ADXS-NEO is designed to work by presenting a large payload of neoantigens directly into dendritic cells within the patient’s immune system and stimulating a T cell response against cancerous cells. In October 2019, the Company announced that it has dosed its last patient in Part A, in monotherapy, and does not intend to continue into Part B, in combination with a checkpoint inhibitor. As a result, Advaxis is in the process of winding down this study. The Company has completed the clinical study report from Part A of the ADXS-NEO study and plans to close its ADXS-NEO program IND as next step.

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

At the final data cutoff of September 16, 2019, median overall survival for 37 patients in the combination arm was 33.6 months (95% CI, range 15.4-33.6 months). This updated median overall survival is an increase from the previous data presented at the American Association for Cancer Research Annual Meeting in April 2019, where median overall survival was 21.1 months in the combination arm. The combination of ADXS-PSA with KEYTRUDA®, might be associated with prolonged OS in this population, particularly in patients with unmet medical needs like visceral metastasis (16.4 months, range 4.0 - not reached) and those with prior docetaxel (16 months, range 6.4-34.6). The majority of TEAEs consisted of transient and reversible Grade 1-2 chills/rigors, fever, hypotension, nausea and fatigue. The combination of ADXS-PSA and KEYTRUDA® has appeared to be well-tolerated to date, with no additive toxicity observed. The Company presented these new data at the ASCO Genitourinary Cancers Symposium in San Francisco, CA. on February 2020. The Company is currently seeking potential partners regarding opportunities to expand or advance this mCRPC program.

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

In September 2018, the Company announced that it had granted a license to OS Therapies, LLC, or OS Therapies, for the use of ADXS31-164, also known as ADXS-HER2, for evaluation in the treatment of osteosarcoma in humans. Under the terms of the license agreement, OS Therapies, in collaboration with the Children’s Oncology Group, will be responsible for the conduct and funding of a clinical study evaluating ADXS-HER2 in recurrent, completely resected osteosarcoma. In December 2020 and January 2021, we received an aggregate of $1,345,000 from OS Therapies upon achievement of the $1,550,000 funding milestone set forth in the license agreement. For more information, see Note 15, “Subsequent Events” of the “Notes to the Financial Statements” included in Item 8.

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

Under the terms of the Aratana Agreement, Aratana paid an upfront payment to Advaxis in the amount of $1,000,000 upon signing of the Aratana Agreement. Aratana will also pay Advaxis: (a) up to $36.5 million based on the achievement of milestone relating to the advancement of products through the approval process with the USDA in the United States and the relevant regulatory authorities in the European Union, or E.U., in all four therapeutic areas and up to an additional $15 million in cumulative sales milestones based on achievement of gross sales revenue targets for sales of any and all products for use in non-human animal health applications, or the Aratana Field, (regardless of therapeutic area), and (b) tiered royalties starting at 5% and going up to 10%, which will be paid based on net sales of any and all products (regardless of therapeutic area) in the Aratana Field in the United States. Royalties for sales of products outside of the United States will be paid at a rate equal to half of the royalty rate payable by Aratana on net sales of products in the United States (starting at 2.5% and going up to 5%). Royalties will be payable on a product-by-product and country-by-country basis from first commercial sale of a product in a country until the later of (a) the 10th anniversary of first commercial sale of such product by Aratana, its affiliates or sub licensees in such country or (b) the expiration of the last-to-expire valid claim of our patents or joint patents claiming or covering the composition of matter, formulation or method of use of such product in such country. Aratana will also pay us 50% of all sublicense royalties received by Aratana and its affiliates. In fiscal year 2019, the Company received approximately $8,000 in royalty revenue from Aratana. Additionally, in July 2019, Aratana announced that their shareholders approved a merger agreement with Elanco Animal Health, or Elanco, whereby Elanco is now the majority shareholder of Aratana. On October 6, 2020, the Company received a notice from Aratana, dated September 17, 2020, indicating that Aratana was terminating the Exclusive License Agreement effective December 21, 2020. The Company did not incur any early termination penalties as a result of the termination. Aratana was required to make all payments to the Company that were otherwise payable under the Exclusive License Agreement through the effective date of termination.

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

Our approach to the intellectual property portfolio is to create, maintain, protect, enforce and defend our proprietary rights for the products we develop from our immunotherapy technology platform. We endeavor to maintain a coherent and aggressive strategic approach to building our patent portfolio with an emphasis in the field of cancer vaccines. Issued patents which are directed to AXAL, ADXS-PSA, and ADXS-HER2 in the United States, will expire between 2020 and 2032. Issued patents directed to our product candidates AXAL, ADXS-PSA, and ADXS-HER2 outside of the United States, will expire in 2032. Issued patents directed to our Lm -based immunotherapy platform in the United States, will expire between 2020 and 2031. Issued patents directed to our Lm-based immunotherapy platform outside of the United States, will expire between 2020 and 2033.

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

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests, animal studies, and formulation studies in compliance with the FDA’s Good Laboratory Practice, or GLP, regulations;

●	submission to the FDA of an Investigational New Drug Application, or IND, which must become effective before human clinical trials may begin at United States clinical trial sites;

●	approval by an Institutional Review Board, or IRB for each clinical site, or centrally, before each trial may be initiated;

●	adequate and well-controlled human clinical trials to establish the product candidate’s safety, purity, and potency for its intended use, performed in accordance with Good Clinical Practices, or GCPs;

●	development of manufacturing processes to ensure the product candidate’s identity, strength, quality, purity, and potency;

●	submission to the FDA of a Biologics License Application, or BLA;

●	satisfactory completion of an FDA advisory committee review, if applicable;

●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the products are produced to assess compliance with current Good Manufacturing Practices, or cGMPs, and to assure that the facilities, methods, and controls are adequate to preserve the therapeutics’ identity, strength, quality, purity, and potency as well as satisfactory completion of an FDA inspection of selected clinical sites and selected clinical investigators to determine GCP compliance; and

●	FDA review and approval of the BLA to permit commercial marketing for particular indications for use.

Preclinical studies include laboratory evaluation of chemistry, pharmacology, toxicity, and product formulation, as well as animal studies to assess potential safety and efficacy. Such studies must generally be conducted in accordance with the FDA’s GLPs. Prior to commencing the first clinical trial at a United States investigational site with a product candidate, an IND sponsor must submit the results of the preclinical tests and preclinical literature, together with manufacturing information, analytical data, any available clinical data or literature, and proposed clinical study protocols among other things, to the FDA as part of an IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA notifies the applicant of safety concerns or questions related to one or more proposed clinical trials and places the trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during trials due to safety concerns or non-compliance. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development.

Clinical testing, known as clinical trials or clinical studies, is either conducted internally by pharmaceutical or biotechnology companies or managed on behalf of these companies by Clinical Research Organizations, or CROs. The process of conducting clinical studies is highly regulated by the FDA, as well as by other governmental and professional bodies. In a clinical trial, participants receive specific interventions according to the research plan or protocol created by the study sponsor and implemented by study investigators. Clinical trials must be conducted in accordance with federal regulations and GCP requirements, which include the requirements that all research subjects provide their informed consent in writing for their participation in any clinical trial, as well as review and approval of the study by an IRB. Additionally, some clinical trials are overseen by an independent data safety monitoring board, which reviews data and advises the study sponsor on study continuation. A protocol for each clinical trial, and any subsequent protocol amendments, must be submitted to the FDA as part of the IND.

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

Phase 1. Phase 1 clinical trials begin when regulatory agencies allow initiation of clinical investigation of a new drug or product candidate. They typically involve testing an investigational new drug on a limited number of patients. Phase 1 studies determine a drug’s basic safety, maximum tolerated dose, mechanism of action and how the drug is absorbed by, and eliminated from, the body. Typically, cancer therapies are initially tested on late-stage cancer patients.

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

Phase 3. Phase 3 clinical trials are typically controlled multi-center trials that involve a larger number of patients to ensure the study results are statistically significant. The purpose is to confirm effectiveness and safety on a large scale and to provide an adequate basis for physician labeling. These trials are generally global in nature and are designed to generate clinical data necessary to submit an application for marketing approval to regulatory agencies. Typically, two Phase 3 trials are required for product approval. Under limited circumstances, however, approval may be based upon a single adequate and well-controlled clinical trial plus confirmatory evidence or a single large multicenter trial without confirmatory evidence.

FDA may also consider additional kinds of data in support of a BLA, such as patient experience data and real world evidence. For genetically targeted populations and variant protein targeted products intended to address an unmet medical need in one or more patient subgroups with a serious or life threatening rare disease or condition, the FDA may allow a sponsor to rely upon data and information previously developed by the sponsor or for which the sponsor has a right of reference, that was submitted previously to support an approved application for a product that incorporates or utilizes the same or similar genetically targeted technology or a product that is the same or utilizes the same variant protein targeted drug as the product that is the subject of the application.

Reports regarding clinical study progress must be submitted to the FDA and IRB on an annual basis. Additional reports are required if serious adverse events or other significant safety information is found. Certain reports may also be required to be submitted to the IBC. Investigational biologics must additionally be manufactured in accordance with cGMPs, imported in accordance with FDA requirements, and exported in accordance with the requirements of the receiving country as well as FDA.

Additionally, under the Pediatric Research Equity Act, or PREA, BLAs or BLA supplements for a new active ingredient, dosage form, dosage regimen, or route of administration, unless subject to the below requirement for molecularly targeted cancer products, must contain data to assess the safety and effectiveness of the product in all relevant pediatric subpopulations. The FDA may, however, grant deferrals or full or partial waivers of this requirement. PREA does not apply to orphan designated products approved solely for the orphan indication.

If a product is intended for the treatment of adult cancer and is directed at molecular targets that the FDA determines to be substantially relevant to the growth or progression of pediatric cancer, even if the product has orphan designation, the application sponsors must submit, reports from molecularly targeted pediatric cancer investigations designed to yield clinically meaningful pediatric study data, gathered using appropriate formulations for each applicable age group, to inform potential pediatric labeling. Like PREA, FDA may grant deferrals or waivers of some or all of this data requirement.

Certain gene therapy studies are also subject to the National Institutes of Health’s Guidelines for Research Involving Recombinant DNA Molecules, or NIH Guidelines. The NIH Guidelines include the review of the study by a local institutional committee called an institutional biosafety committee, or IBC. The IBC assesses the compliance of the research with the NIH Guidelines, assesses the safety of the research and identifies any potential risk to public health or the environment.

In addition to the regulations discussed above, there are a number of additional standards that apply to clinical trials involving the use of gene therapy. The FDA has issued various guidance documents regarding gene therapies, which outline additional factors that the FDA will consider during product development. These include guidance regarding preclinical studies; chemistry, manufacturing, and controls; the measurement of product potency; how FDA will determine whether a gene therapy product is the same as another product for the purpose of the agency’s orphan drug regulations; and long term patient and clinical study subject follow up and regulatory reporting.

Biologic License Application (BLA). During clinical trials, companies usually also complete additional preclinical studies. Companies further develop additional information about the product candidate’s physical characteristics and finalize the cGMP manufacturing process. The results of the clinical trials using biologics are submitted to the FDA as part of a BLA. Following the completion of Phase 3 studies, if the sponsor of a potential product in the United States believes it has sufficient information to support the safety and effectiveness of the investigational biologic, the sponsor submits a BLA to the FDA requesting marketing approval. The application is a comprehensive filing that includes the results of all preclinical and clinical studies, information about the product’s composition, and the sponsor’s plans for manufacturing, packaging, labeling and testing the investigational new product

Subject to certain exceptions, the BLA must be accompanied by a substantial user fee at the time of the first submission. FDA has 60 days from its receipt of a BLA to determine whether the application is sufficiently complete for filing and for a substantive review. If the FDA determines that the NDA is incomplete, the FDA may refuse to file the application, in which case the applicant must address the FDA identified deficiencies before refiling. After the BLA is accepted for filing, the FDA reviews the application to determine whether the product meets FDA’s approval standards. The FDA aims to complete its review within ten months of the 60-day filing date. For products that present significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions FDA aims to complete its review within 6 months of the 60-day filing date. The FDA, however, does not always meet its review goal. The review goal date may also be extended if FDA requests or the sponsor provides additional information regarding the application. As part of the approval process, FDA will typically inspect one or more clinical sites, as well as the facility or the facilities at which the product is manufactured to ensure GCP and cGMP compliance.

FDA may also refer an application for review by an independent advisory committee. Specifically, for a product candidate for which no active ingredient (including any ester or salt of active ingredients) has previously been approved by the FDA, the FDA must either refer that product candidate to an advisory committee or provide in an action letter, a summary of the reasons why the FDA did not refer the product candidate to an advisory committee. While FDA is not bound by the recommendation of an advisory committee, it does carefully consider the committee’s recommendations.

After evaluating the application, FDA may issue an approval letter, authorizing product marketing, or a Complete Response Letter, or CRL, indicating that the application is not ready for approval. The CRL describes the application’s deficiencies and conditions that must be met for product approval. If a CRL is issued, the applicant may resubmit the application, addressing the deficiencies, withdraw the application, or request a hearing. Even with submission of additional information, the FDA ultimately may decide that the application is not approvable.

If approval is granted, the FDA may limit the indications for use, including the indicated population, require contraindications, warnings or precautions be included in the product labeling, including black box warnings, or may not approve label statements necessary for successful commercialization. FDA may also require, or companies may conduct, additional clinical trials following approval, called Phase 4 studies, which can confirm or refute the effectiveness of a product candidate, and can provide important safety information. FDA may also require the implementation of a risk evaluation and mitigation strategy, or REMS, which may include requirements for a medication guide or patient package insert, a communication plan on product risks, or other elements to assure safe use.

After approval, some types of changes to the approved product, such as adding new indications or label claims, which may themselves require further clinical testing, or changing the manufacturing process are subject to further FDA review and approval. FDA can also require the implementation REMS or the conduct of phase 4 studies after product approval.

Government Regulations

General

Government authorities in the United States and other countries extensively regulate, among other things, the preclinical and clinical testing, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of biopharmaceutical and drug products. In the United States, the FDA subjects drugs to rigorous review under the Federal Food, Drug and Cosmetic Act, or FDCA, the Public Health Service Act, or PHSA, and implementing regulations.

Orphan Drug Designation

Under the Orphan Drug Act, or ODA, the FDA may grant Orphan Drug Designation, or ODD, to a drug or biological product intended to treat a rare disease or condition, which means a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States will be recovered from domestic sales of the product. Additionally, sponsors must present a plausible hypothesis for clinical superiority to obtain ODD if there is a product already approved by the FDA that that is considered by the FDA to be the same as the already approved product and is intended for the same indication. This hypothesis must be demonstrated to obtain orphan exclusivity.

The benefits of ODD can be substantial, including research and development tax credits, grants and exemption from user fees. The tax advantages, however, were limited in the 2017 Tax Cuts and Jobs Act. Moreover, if there is no other product that the FDA considers to be the same product that is approve for the orphan indication, the orphan designated product is eligible for 7 years of orphan market exclusivity once the product is approved. During that period, the FDA generally may not approve any other application for the same product for the same indication, although there are exceptions, most notably when the later product is shown to be clinically superior to the product with exclusivity. Other applicants, however, may receive approval of different products for the orphan indication or the same product for a different indication during the orphan exclusivity period. In order to qualify for these incentives, a company must apply for designation of its product as an “Orphan Drug” and obtain approval from the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

Expedited Review and Approval Programs for Serious Conditions

Four core FDA programs are intended to facilitate and expedite development and review of new biologics to address unmet medical need in the treatment of serious or life-threatening conditions: fast track designation, breakthrough therapy designation, accelerated approval, and priority review. We intend to avail ourselves of any and all of these programs as applicable to our products.

FDA is required to facilitate the development, and expedite the review, of products that are intended for the treatment of a serious or life-threatening disease or condition, and which demonstrate the potential to address unmet medical needs for the condition. Under the fast track program, the sponsor of a new biologic product candidate may request that FDA designate the drug candidate for a specific indication as a fast track drug concurrent with, or after, the filing of the IND for the product candidate. FDA must determine if the product candidate qualifies for Fast Track Designation within 60 days of receipt of the sponsor’s request. If Fast Track Designation is obtained, sponsors may be eligible for more frequent development meetings and correspondence with the FDA. FDA may also initiate review of sections of a fast track product’s BLA before the application is complete. This rolling review is available if the applicant provides, and FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, FDA’s time period goal for reviewing an application does not begin until the last section of the BLA is submitted.

Under FDA’s accelerated approval programs, FDA may approve a product for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments.

In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by FDA.

Under the provisions of the Food and Drug Administration Safety and Innovation Act, or FDASIA, enacted in 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Products designated as breakthrough therapies are eligible for intensive guidance on an efficient development program beginning as early as Phase 1 trials, a commitment from the FDA to involve senior managers and experienced review staff in a proactive collaborative and cross-disciplinary review, rolling review, and the facilitation of cross-disciplinary review.

Another expedited pathway is the Regenerative Medicine Advanced Therapy, or RMAT, designation. Qualifying products must be a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or a combination of such products, and not a product solely regulated as a human cell and tissue product. The product must be intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition, and preliminary clinical evidence must indicate that the product has the potential to address an unmet need for such disease or condition. Advantages of the RMAT designation include all the benefits of the Fast Track and breakthrough therapy designation programs, including early interactions with the FDA. These early interactions may be used to discuss potential surrogate or intermediate endpoints to support accelerated approval.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA regulated products, including biologics, are required to register and submit certain clinical trial information within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their clinicaltrials.gov website. Information related to the product, patient population, phase of investigation, Trial sites and investigators and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in certain circumstances for up to two years, depending on the circumstances, after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

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

In addition, in many foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. In the European Union, governments influence the price of products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. The downward pressure on healthcare costs in general, particularly prescription products, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross border imports from low-priced markets exert a commercial pressure on pricing within a country (particularly in the EEA where it is illegal to impede such imports from elsewhere within the EEA).

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

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other actions, knowingly and wilfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretences, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors, knowingly and wilfully embezzling or stealing from a healthcare benefit program, wilfully obstructing a criminal investigation of a healthcare offense and knowingly and wilfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

Manufacturing

cGMPs, are the standards identified to conform to requirements by governmental agencies that control authorization and licensure for manufacture and distribution of biologic products for either clinical investigations or commercial sale. GMPs identify the requirements for procurement, manufacturing, testing, storage, distribution and the supporting quality systems to ensure that a drug product is safe for its intended application. cGMPs are enforced in the United States by the FDA, under the authorities of the Federal Food, Drug and Cosmetic Act and its implementing regulations and use the phrase “current good manufacturing practices” to describe these standards.

Each of Advaxis’ wholly owned product candidates is manufactured using a platform process, with uniform methods and testing procedures. This allows for an expedited pathway from construct discovery to clinical product delivery, while helping to keep cost of goods low.

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

Employees

As of October 31, 2020, we had 18 employees, 17 of which were full time employees. Of our full-time employees, 1 holds a Ph.D. degree. None of our employees are represented by a labor union, and we consider our relationship with our employees to be good.

We will continue to rent necessary offices and laboratories to support our business.

Item 1A. Risk Factors.

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock.

●	We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.
●	We will require additional capital to fund our operations and if we fail to obtain necessary financing we will not be able to complete the development and commercialization of our product candidates.
●	We are significantly dependent on the success of our Lm Technology platform and our product candidates based on this platform.
●	If we are unable to establish, manage or maintain strategic collaborations in the future, our revenue and drug development may be limited.
●	We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations. We can face serious consequences for violations.
●	We need to attract and retain highly skilled personnel; we may be unable to effectively manage growth with our limited resources.
●	We depend upon our senior management and key consultants and their loss or unavailability could put us at a competitive disadvantage.
●	The biotechnology and immunotherapy industries are characterized by rapid technological developments and a high degree of competition. We may be unable to compete with more substantial enterprises.
●	As a matter of course, we are reviewing strategic transactions for our company. We may not be successful in identifying or completing any strategic transaction and any such strategic transaction completed may not yield additional value for stockholders.
●	We can provide no assurance that our clinical product candidates will obtain regulatory approval or that the results of clinical studies will be favorable.
●	Drug discovery and development is a complex, time-consuming and expensive process that is fraught with risk and a high rate of failure.
●	We may face legal claims; legal disputes are expensive and we may not be able to afford the costs.
●	We can provide no assurance of the successful and timely development of new products.
●	Our employees, independent contractors, consultants, commercial partners, principal investigators, or CROs may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.
●	We must comply with significant government regulations.
●	Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.
●	We rely upon patents to protect our technology. We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.

●	The price of our common stock and warrants may be volatile.
●	The market prices for our common stock may be adversely impacted by future events.
●	A limited public trading market may cause volatility in the price of our common stock.
●	We are not currently in compliance with the continued listing requirements for Nasdaq. If the price of our common stock continues to trade below $1.00 per share for a sustained period or we do not meet other continued listing requirements, our common stock may be delisted from the Nasdaq Capital Market, which could affect the market price and liquidity for our common stock and reduce our ability to raise additional capital.
●	We may be at an increased risk of securities litigation, which is expensive and could divert management attention.
●	Our certificate of incorporation, bylaws and Delaware law have anti-takeover provisions that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

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

The research and development of our products has consumed substantial amounts of cash since inception. We expect to continue to invest in advancing the clinical development of our product candidates and to commercialize any product candidates for which we receive regulatory approval. As of October 31, 2020, we had cash and cash equivalents of about $25.178 million. We will require additional capital for the further development of our product candidates. We are pursuing various ways to support our development efforts including debt and/or equity financing as well as targeting potential collaborators of our products.

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

We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the foreseeable future due to our substantial investment in research and development. As of October 31, 2020, we had an accumulated deficit of approximately $410.7 million and stockholders’ equity of approximately $30.18 million. We expect to spend substantial additional sums on the continued administration and research and development of proprietary products and technologies with no certainty that our immunotherapies will become commercially viable or profitable as a result of these expenditures. If we fail to raise a significant amount of capital, we may need to significantly curtail operations or cease operations in the near future. If any of our product candidates fail in clinical trials or does not gain regulatory approval, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Successful development of immunotherapies is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Immunotherapies that appear promising in the early phases of development may fail to reach, or be delayed in reaching, the market for several reasons including:

●	preclinical study results that may show the immunotherapy to be less effective than desired (e.g., the study failed to meet its primary objectives) or to have harmful or problematic side effects;

●	clinical study results that may show the immunotherapy to be less effective than expected (e.g., the study failed to meet its primary endpoint) or to have unacceptable side effects;

●	failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies, length of time to achieve study endpoints, delays in receiving the necessary products or supplies for the conduct of clinical or pre-clinical trials, additional time requirements for data analysis, or Biologics License Application preparation, discussions with the FDA, an FDA request for additional preclinical or clinical data, FDA delays in inspecting manufacturing establishments, failure to receive FDA approval for manufacturing processes or facilities, or unexpected safety or manufacturing issues;

●	manufacturing costs, formulation issues, pricing or reimbursement issues, or other factors that make the immunotherapy uneconomical; and

●	the proprietary rights of others and their competing products and technologies that may prevent the immunotherapy from being commercialized.

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

Even if our product candidates are approved, they may be subject to limitations on the indicated uses and populations for which they may be marketed. They may also be subject to other conditions of approval, may contain significant safety warnings, including boxed warnings, contraindications, and precautions, may not be approved with label statements necessary or desirable for successful commercialization, or may contain requirements for costly post-market testing and surveillance, or other requirements, including the submission of a REMS, to monitor the safety or efficacy of the products. If we do not receive FDA approval for, and successfully commercialize our product candidates, we will not be able to generate revenue from these product candidates in the United States in the foreseeable future, or at all. Any significant delays in obtaining approval for and commercializing our product candidates will have a material adverse impact on our business and financial condition.

We are limited in our manufacturing capabilities and we must rely upon third parties for such services.

We currently have agreements with third party manufacturing facilities for production of many of our immunotherapies for research and development and testing purposes. While we have built our own manufacturing facility onsite in Princeton, New Jersey to manufacture clinical materials for some of our products, we depend on third-party manufacturers to supply most of our clinical materials. Third-party manufacturers must be able to meet our deadlines as well as adhere to quality standards and specifications. Our predominant reliance on third parties for the manufacture of our drug substance, investigational new drugs and, in the future, any approved products, creates a dependency that could severely disrupt our research and development, our clinical testing, and ultimately our sales and marketing efforts if the source of such supply proves to be unreliable or unavailable. For instance, manufacturers may experience unforeseen problems, such as material or personnel shortages, temporary or permanent facility closures, or scale up challenges. If our own manufacturing operation or any contracted manufacturing operation is unreliable or unavailable, we may not be able to manufacture clinical drug supplies of our immunotherapies, and our preclinical and clinical testing programs may not be able to move forward and our entire business plan could fail. If we are able to commercialize our products in the future, there is no assurance that our own manufacturing operation or any third-party manufacturers will be able to meet commercialized scale production requirements in a timely manner.

There is also no guarantee that our third party manufacturers will be able to manufacture our product candidates in accordance with applicable standards or cGMPs. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of a product candidate that may not be detectable in final product testing. If these third party manufacturers are not able to comply with cGMPs, we may not be able to conduct clinical trials, may need to conduct additional studies, and may not, eventually, receive and maintain FDA approval of our manufacturing processes and facilities. Deviations from manufacturing requirements may also require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon or by us or third parties with whom we contract could materially harm our business. A failure to comply with the applicable regulatory requirements may also result in regulatory enforcement actions against our manufacturers or us.

While we are ultimately responsible for the manufacture of our product candidates, other than through our contractual arrangements, we have little control over our manufacturers’ compliance with these regulations and standards. If we or our manufacturers encounter manufacturing difficulties, including cGMP compliance, we may need to find alternative manufacturing facilities, which we may not be able to on favorable terms or at all, and which would significantly impact our ability to develop, obtain and maintain regulatory approval for or market our product candidates, if approved. Any new manufacturers would need to either obtain or develop the necessary manufacturing know-how, and obtain the necessary equipment and materials, which may take substantial time and investment. We must also receive FDA approval for the use of any new manufacturers for commercial supply.

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

Further, our collaborators may pursue existing or other development-stage products or alternative technologies in preference to those being developed in collaboration with us. Collaborators may also fail to comply with the applicable regulatory requirements, which may subject them or us to regulatory enforcement actions. Finally, if we fail to make required milestone or royalty payments to our collaborators or to observe other obligations in our agreements with them, our collaborators may have the right to terminate those agreements.

Changes in product candidate manufacturing or formulation may result in additional costs or delay.

In an effort to optimize processes and results, it is common that various aspects of the development program, such as manufacturing methods, manufacturing sites, and formulation, are altered as product candidates are developed from preclinical studies to late-stage clinical trials toward approval and commercialization. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, regulatory disclosure, or prior approval from the FDA. For instance, the FDA may require that we conduct a comparability study that evaluates the potential differences in the product candidate resulting from the change. Delays in designing and completing such a study to the satisfaction of the FDA could delay or preclude our development and commercialization plans, and the regulatory approval of our product candidates. It may also require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence product sales and generate revenue. Any of the foregoing could limit our future revenues and growth. Any changes would also require that we devote time and resources to manufacturing development, including with third-party manufacturers, and would also likely require additional testing and regulatory actions on our part, which may delay the development of our product candidates.

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

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors and other partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, exclusion from public tenders, reputational harm and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

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

As of October 31, 2020, we had 18 employees, 17 of which were full time employees. Our ability to attract and retain highly skilled personnel is critical to our operations and expansion. We face competition for these types of personnel from other technology companies and more established organizations, many of which have significantly larger operations and greater financial, technical, human and other resources than we have. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. If we are not successful in attracting and retaining these personnel, or integrating them into our operations, our business, prospects, financial condition and results of operations will be materially adversely affected. In such circumstances we may be unable to conduct certain research and development programs, unable to adequately manage our clinical trials and other products, unable to commercialize any products, and unable to adequately address our management needs.

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

We are aware of certain investigational new products under development or approved products by competitors that are used for the prevention, diagnosis, or treatment of certain diseases we have targeted for product development. Various companies are developing biopharmaceutical products that have the potential to directly compete with our immunotherapies even though their approach may be different. The biotechnology and biopharmaceutical industries are highly competitive, and this competition comes from both biotechnology firms and major pharmaceutical companies, including companies like: Gritstone, Moderna, BMS, Merck and Neon Therapeutics, among others, each of which is pursuing cancer vaccines and/or immunotherapies. Many of these companies have substantially greater financial, marketing, and human resources than we do (including, in some cases, substantially greater experience in clinical testing, manufacturing, and marketing of pharmaceutical products). We also experience competition in the development of our immunotherapies from universities and other research institutions and compete with others in acquiring technology from such universities and institutions.

In addition, certain of our immunotherapies may be subject to competition from investigational new drugs and/or products developed using other technologies, some of which have completed numerous clinical trials.

As a matter of course, we are reviewing strategic transactions for our company. We may not be successful in identifying or completing any strategic transaction and any such strategic transaction completed may not yield additional value for stockholders.

As a matter of course, we are reviewing strategic transactions and alternatives and there can be no assurance that we will be successful in identifying or completing any strategic transactions, that any such strategic transaction will result in additional value for our stockholders or that the process will not have an adverse impact on our business. These transactions could include, but are not limited to, collaboration agreements, co-development agreements, strategic mergers, reverse mergers, the issuance or buyback of public shares, or the purchase, in-license or out-license or sale of specific assets, in addition to other potential actions aimed at increasing stockholder value. There can be no assurance that the review of strategic transactions will result in the identification or consummation of any transaction. Our Board of Directors may also determine that our most effective strategy is to continue to effectuate our current business plan. The process of reviewing strategic transactions may be time consuming and disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We could incur substantial expenses associated with identifying and evaluating potential strategic alternatives. No decision has been made with respect to any transaction and we cannot assure you that we will be able to identify and undertake any transaction that allows our shareholders to realize an increase in the value of their common stock or provide any guidance on the timing of such action, if any.

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

The COVID-19 pandemic is affecting the United States and global economies and has affected, and may continue to affect, our operations and those of third parties on which we rely, including by causing disruptions in our raw material supply and the manufacturing of our product candidates. In addition, the COVID-19 pandemic has affected the operations of the U.S. Food and Drug Administration and other health authorities, which can result in delays of reviews and approvals, including with respect to our product candidates. The evolving COVID-19 pandemic has, and may continue to, directly or indirectly affect the pace of enrollment in our clinical trials as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency and clinical trial staff can no longer get to the clinic. Additionally, such facilities and offices have been and may continue to be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, thereby decreasing availability, in whole or in part, for clinical trial services. In addition, employee disruptions and remote working environments related to the COVID-19 pandemic and the federal, state and local responses to such virus, could materially affect the efficiency and pace with which we work and develop our product candidates and the manufacturing of our product candidates. In addition, COVID-19 infection of our workforce could result in a temporary disruption in our business activities, including manufacturing and other functions. Further, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively affect our short-term and long-term liquidity. Additionally, the stock market has been unusually volatile during the COVID-19 outbreak and such volatility may continue. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities, or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely.

Risks Related to the Development and Regulatory Approval of Our Product Candidates

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

Even if we are successful in advancing a product candidate into the clinical development stage, before obtaining regulatory and marketing approvals, we must demonstrate through extensive human clinical trials that the product candidate is safe and effective for its intended use. Human clinical trials must be carried out under protocols that are acceptable to regulatory authorities and to the independent committees responsible for the ethical review of clinical studies. There may be delays in preparing protocols or receiving approval for them that may delay the start or completion of the clinical trials. In addition, clinical practices vary globally, and there is a lack of harmonization among the guidance provided by various regulatory bodies of different regions and countries with respect to the data that is required to receive marketing approval, which makes designing global trials increasingly complex. There are a number of additional factors that may cause our clinical trials to be delayed, prematurely terminated or deemed inadequate to support regulatory approval, such as:

●	safety issues up to and including patient death (whether arising with respect to trials by third parties for compounds in a similar class as tour product or product candidate), inadequate efficacy, or an unacceptable risk-benefit profile observed at any point during or after completion of the trials;

●	slower than expected rates of patient enrollment, which could be due to any number of factors, including failure of our third-party vendors, including our CROs, to effectively perform their obligations to us, a lack of patients who meet the enrollment criteria or competition from clinical trials in similar product classes or patient populations, or onerous treatment administration requirements;

●	subjects may drop out of our clinical trials, be lost to follow-up at a higher rate than we anticipate, or not comply with the required clinical trial procedures;

●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and our CROs;

●	the cost of clinical trials may be greater than we anticipate or we may have insufficient funds for a clinical trial or to pay the substantial FDA user fees;

●	the FDA or comparable foreign regulatory authorities may disagree with our study design, including endpoints, our intended indications, or our interpretation of data;

●	the risk of failure of our clinical investigational sites and related facilities, including our suppliers and CROs, to maintain compliance with the FDA’s cGMP and GCP regulations or similar regulations in countries outside of the U.S., including the risk that these sites fail to pass inspections by the appropriate governmental authority, which could invalidate the data collected at that site or place the entire clinical trial at risk;

●	any inability to reach agreement or lengthy discussions with the FDA, equivalent regulatory authorities, or ethical review committees on trial design that we are able to execute or we may be required to modify our trial design such that studies are impracticable;

●	regulators may require us to perform additional or unanticipated clinical trials to obtain approval or we may be subject to additional post-marketing testing, surveillance, or REMS requirements to maintain regulatory approval;

●	FDA refusal to accept the data from foreign clinical trial sites, to the extent we use such sites;

●	changes in laws, regulations, regulatory policy or clinical practices, especially if they occur during ongoing clinical trials or shortly after completion of such trials; and

●	clinical trial record keeping or data quality and accuracy issues.

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

We may face legal claims involving stockholders, consumers, clinical trial subjects, competitors, regulators and other parties. As described in “Legal Proceedings” in Part I Item 3 of this Form 10-K, we are engaged in legal proceedings. Litigation and other legal proceedings are inherently uncertain, and adverse rulings could occur, including monetary damages, or an injunction stopping us from engaging in business practices, or requiring other remedies, including, but not limited to, compulsory licensing of patents.

The costs of litigation or any proceeding, including, but not limited to, those relating to our intellectual property or contractual rights, could be substantial, even if resolved in our favor. Some of our competitors or financial funding sources have far greater resources than we do and may be better able to afford the costs of complex litigation. Also, a lawsuit, even if frivolous, will require considerable time commitments on the part of management, our attorneys and consultants. Defending these types of proceedings or legal actions involve considerable expense and could negatively affect our financial results. Legal claims may also adversely impact us in other ways, such as the withdrawal or slower enrollment in or from our clinical trials, regulatory enforcement actions, and negative media attention, any of which could materially and negatively harm us and our operations.

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

Our research and development expenses are subject to uncertainty.

Factors affecting our research and development expenses include, but are not limited to:

●	competition from companies that have substantially greater assets and financial resources than we have;

●	need for market acceptance of our immunotherapies if we receive regulatory approval;

●	ability to anticipate and adapt to a competitive market and rapid technological developments;

●	ability to raise sufficient capital to fund our research and development activities;

●	amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

●	need to rely on multiple levels of outside funding due to the length of drug development cycles and governmental approved protocols associated with the pharmaceutical industry; and

●	dependence upon key personnel including key independent consultants and advisors.

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

Our clinical trials may be suspended at any time for a number of reasons. A clinical trial may be suspended or terminated by us, an IRB, the FDA or other regulatory authorities due to a failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, presentation or identification of unforeseen safety signals or issues, failure to demonstrate a benefit from using the investigational drug, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or for other business-related reasons. For example, in June 2019, we announced that we were closing our AIM2CERV Phase 3 clinical trial with AXAL in cervical cancer due to the delays we incurred as a result of the recent FDA partial clinical hold on the trial, as well as the estimated cost and time to completion of the trial. Furthermore, the Company has completed the clinical study report from Part A of the ADXS-NEO study and plans to close its ADXS-NEO program IND as next step. In addition, clinical trials for our product candidates could be suspended due to adverse side effects. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. We may also voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to patients or do not demonstrate clinical benefit. If we elect or are forced to suspend or terminate any clinical trial of any product candidates that we develop, the commercial prospects of such product candidates will be harmed and our ability to generate product revenues from any of these product candidates will be delayed or eliminated. Any of these occurrences may significantly harm our business, financial condition, results of operations and prospects.

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

We outsource the management of our clinical trials to third parties. Agreements with CROs, clinical investigators and medical institutions for clinical testing and data management services, place substantial responsibilities on these parties that, if unmet, could result in delays in, or termination of, our clinical trials. For example, if any of our clinical trial sites or CROs fail to comply with FDA-approved good clinical practices, we may be unable to use the data gathered at those sites. If these clinical investigators, medical institutions or other third parties do not carry out their contractual duties or regulatory obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for, or successfully commercialize, our agents. We are not certain that we will successfully recruit enough patients to complete our clinical trials nor that we will reach our primary endpoints. Delays in recruitment, lack of clinical benefit or unacceptable side effects would delay or prevent the initiation of future development of our agents.

While we have agreements governing the activities of such third parties and are responsible for our third party service provider’s activities and regulatory compliance, we have limited influence and control over their actual performance and activities and cannot control whether or not they devote sufficient time and resources to our ongoing clinical, non-clinical, and preclinical programs and cannot control whether they maintain regulatory compliance. Our third-party service providers may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting trials or other therapeutic development activities that could harm our competitive position.

Agreements with third parties conducting or otherwise assisting with our clinical or preclinical studies might terminate for a variety of reasons, including a failure to perform by the third parties. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative providers or to do so on commercially reasonable terms. Switching or adding additional third parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, if we need to enter into alternative arrangements, it could delay our product development activities and adversely affect our business. Though we carefully manage our relationships with our third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects, and results of operations.

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

Our employees, independent contractors, consultants, commercial partners, principal investigators, or CROs may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk of employee and third party fraud or other misconduct. Misconduct by employees, independent contractors, consultants, commercial partners, manufacturers, investigators, or CROs could include intentional, reckless, negligent, or unintentional failures to comply with FDA regulations, comply with applicable fraud and abuse laws, provide accurate information to the FDA, properly calculate pricing information required by federal programs, comply with federal procurement rules or contract terms, report financial information or data accurately or disclose unauthorized activities to us. This misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter this type of misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Moreover, it is possible for a whistleblower to pursue a False Claims Act case against us even if the government considers the claim unmeritorious and declines to intervene, which could require us to incur costs defending against such a claim. Further, due to the risk that a judgment in an FCA case could result in exclusion from federal health programs or debarment from government contracts, whistleblower cases often result in large settlements. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, and results of operations, including the imposition of significant fines or other sanctions.

We must comply with significant government regulations.

The research and development, manufacturing and marketing of human therapeutic and diagnostic products are subject to regulation, primarily by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state, local and foreign entities regulate, among other things, research and development activities (including testing in animals and in humans) and the testing, manufacturing, handling, labeling, storage, record keeping, approval, distribution, advertising and promotion of the products that we are developing. If we obtain approval for any of our product candidates, our operations will be directly or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statue and the federal False Claims Act, and privacy laws. We, our product candidates, and our products, if we receive marketing approval are and will continue to be subject to extensive governmental regulation and regulatory authorities do and will continue to closely monitor our and our contractor’s compliance through, among other methods, inspections. Noncompliance with applicable laws and requirements can result in various adverse consequences and regulatory enforcement actions, including delay in approving or refusal to approve product licenses or other applications, suspension or termination of clinical investigations, revocation of approvals previously granted, fines, criminal prosecution, civil and criminal penalties, restitution or disgorgement of profits, recall or seizure of products, exclusion from having our products reimbursed by federal health care programs, the curtailment or restructuring of our operations, corporate integrity agreements or consent decrees, refusal ot permit product import or export, modifications to labeling or promotional materials, issuance of corrective information, regulatory authority public statements, warning, untitled, or cyber letters, requirements for post-market studies or REMS, injunctions against shipping products and total or partial suspension of production and/or refusal to allow a company to enter into governmental supply contracts. Any of these events could prevent us from achieving or maintaining product approval and market acceptance of the particular product candidate, if approved, or could substantially increase the costs and expenses of developing and commercializing such product, which in turn could delay or prevent us from generating significant revenues from its sale. Any of these events could further have other material and adverse effects on our operations and business and could adversely impact our stock price and could significantly harm our business, financial condition, results of operations, and prospects.

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

Although we have been granted FDA orphan drug designation for AXAL for use in the treatment of anal cancer, HPV-associated head and neck cancer, Stage II-IV invasive cervical cancer and for ADXS-HER2 for the treatment of osteosarcoma in the United States, as well as EMA orphan drug designation for AXAL for the treatment of anal cancer and for ADXS-HER2 for the treatment of osteosarcoma in the EU, we may not receive the benefits associated with orphan drug designation. This may result from a failure to maintain orphan drug status or result from a competing product reaching the market that has an orphan designation for the same disease indication. Moreover, while orphan drug designation does provide us with certain advantages, it neither shortens the development time or regulatory review time of a product candidate nor gives the product candidate any advantage in the regulatory review or approval process.

Under U.S. rules for orphan drugs, if such a competing product reaches the market before ours does, if such product is considered by FDA to be the same as ours, and if such product is intended for the same orphan indication, the competing product could potentially obtain a scope of market exclusivity that limits or precludes our product from being sold in the United States for seven years unless we can demonstrate that our product is clinically superior. Even if we obtain exclusivity, the FDA could subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior to ours in that it is shown to be safer, more effective or makes a major contribution to patient care. A competitor also may receive approval of different products for the same indication for which our orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Moreover, we may not be able to maintain our orphan drug designation or exclusivity and our product candidates would not be eligible for exclusivity if the approved indication is broader than the orphan drug designation.

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

We have Product Liability and Clinical Trial Liability insurance coverage for each clinical trial. We do not have product liability insurance for sold commercial products because we do not have products on the market. We plan to expand such coverage to include the sale of commercial products if marketing approval is obtained for any of our immunotherapies. However, insurance coverage is increasingly expensive and we may not be able to maintain insurance coverage at a reasonable cost. Further, we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.

We may not receive Fast Track Designation, Breakthrough Therapy Designation or any other designation that we may apply for from the FDA and, if granted, such designations may not actually lead to a faster development or regulatory review or approval process.

The FDA has granted Fast Track Designation for AXAL for adjuvant therapy for high-risk locally advanced cervical cancer patients, and has granted Fast Track Designation for ADXS-HER2 for patients with newly-diagnosed, non-metastatic, surgically-resectable osteosarcoma. We may seek Breakthrough Therapy Designation for our product candidates or Fast Track Designation for certain of our other product candidates. There is no guarantee, however, that we will be able to obtain or maintain such designations.

The FDA has broad discretion whether or not to grant any special designation, so even if we believe one of our product candidates is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Additionally, even if we do receive a special designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may also withdraw the designation if it believes that the designation is no longer supported by data from our clinical development program.

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

If any of our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, distribution, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with cGMP and GCP requirements for any clinical trials that we conduct post-approval.

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

Inadequate funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, upon completion of this offering and in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Approval of our product candidates does not ensure successful commercialization and reimbursement.

We are not currently marketing our product candidates, nor can we until they are approved; however, we are seeking partnering and commercial opportunities for our products. We cannot assure you that we will be able to commercialize any of our product candidates ourselves or find a commercialization partner or that we will be able to agree to acceptable terms with any partner to launch and commercialize our products.

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

Our common stock began trading on the over-the-counter-markets on July 28, 2005 and is currently quoted on the Nasdaq Capital Market under the symbol ADXS. Market prices for our common stock and warrants will be influenced by a number of factors, including:

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

We are not currently in compliance with the continued listing requirements for Nasdaq. If the price of our common stock continues to trade below $1.00 per share for a sustained period or we do not meet other continued listing requirements, our common stock may be delisted from the Nasdaq Capital Market, which could affect the market price and liquidity for our common stock and reduce our ability to raise additional capital.

In order to maintain listing on the Nasdaq Capital Market, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share. On April 8, 2020, the Company received written notice from Nasdaq indicating that the Company was not in compliance with this minimum bid price requirement because the Company’s common stock had closed below $1.00 per share for the previous 30 consecutive business days. On April 17, 2020, the Company received an additional notice from Nasdaq indicating that, due to extraordinary market conditions, Nasdaq had tolled the compliance period for the bid-price requirement through June 30, 2020 (the “tolling period”) and that on April 16, 2020, Nasdaq filed an immediately effective rule change with the SEC to implement the tolling period. In accordance with the April 17, 2020 notice from Nasdaq, the Company had until December 21, 2020 to regain compliance with the minimum bid price requirement.

As of December 21, 2020, the Company was yet to be in compliance with the minimum bid requirement as discussed above. On December 22, 2020, the Company received notification from the Nasdaq that the Company’s application to transfer the listing of its common stock from the Nasdaq Global Select Market to the Nasdaq Capital Market had been approved. The Company’s securities were transferred to the Nasdaq Capital Market at the opening of business on December 24, 2020 and the Company will have an additional 180 days, or until June 21, 2021, to regain compliance with the minimum bid price per share requirement.

If compliance cannot be demonstrated by June 21, 2021 or the Company does not comply with the terms of this extension, Nasdaq will provide written notification that the Company’s securities will be delisted which could adversely affect the market price and liquidity of our common stock and reduce our ability to raise additional capital.

Unless our common stock continues to be listed on a national securities exchange it will become subject to the so-called “penny stock” rules that impose restrictive sales practice requirements.

If we are unable to maintain the listing of our common stock on The Nasdaq Capital Market or another national securities exchange, our common stock could become subject to the so-called “penny stock” rules if the shares have a market value of less than $5.00 per share. The SEC has adopted regulations that define a penny stock to include any stock that has a market price of less than $5.00 per share, subject to certain exceptions, including an exception for stock traded on a national securities exchange. The SEC regulations impose restrictive sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. An accredited investor generally is a person whose individual annual income exceeded $200,000, or whose joint annual income with a spouse exceeded $300,000 during the past two years and who expects their annual income to exceed the applicable level during the current year, or a person with net worth in excess of $1.0 million, not including the value of the investor’s principal residence and excluding mortgage debt secured by the investor’s principal residence up to the estimated fair market value of the home, except that any mortgage debt incurred by the investor within 60 days prior to the date of the transaction shall not be excluded from the determination of the investor’s net worth unless the mortgage debt was incurred to acquire the residence. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale. This means that if we are unable maintain the listing of our common stock on a national securities exchange, the ability of stockholders to sell their common stock in the secondary market could be adversely affected.

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

In addition, our Board of Directors recently adopted a short-term stockholder rights agreement with an expiration date of September 28, 2021 and an ownership trigger threshold of 10%. This stockholder rights agreement could render more difficult, or discourage a merger, tender offer, or assumption of control of the Company that is not approved by our Board of Directors. The rights agreement, however, should not interfere with any merger, tender or exchange offer or other business combination approved by our Board of Directors. In addition, the rights agreement does not prevent our Board of Directors from considering any offer that it considers to be in the best interest of the Company’s stockholders.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Our Common stock and Related Shareholder Matters.

Our common stock is listed on the Nasdaq Capital Market under the symbol “ADXS”.

As of January 15, 2021 there were approximately 23,176 holders of our common stock.

We have not declared or paid any cash dividends on our common stock, and we do not anticipate declaring or paying cash dividends for the foreseeable future.

Recent Sales of Unregistered Securities

On January 21, 2020, the Company completed a private placement of warrants to purchase the Company’s common stock with purchasers who purchased common stock in a concurrent registered offering. The warrants became exercisable for an aggregate of 5,000,000 shares of common stock beginning on the six-month anniversary of their issuance. The warrants have an exercise price of $1.25 per share and will expire on the fifth anniversary from the date on which they became exercisable. The description of the warrants above is qualified in its entirety be reference to the full and complete terms of the warrant, the form of which is filed as Exhibit 4.9 to this Annual Report on Form 10-K.

Additionally, on October 16, 2020, we entered into private exchange agreements with Anson Investments Master Fund LP and CVI Investments, Inc. (the “Investors”) of warrants issued in connection with our January 2020 public offering of common stock and concurrent private placement of warrants (the “Warrants”). The Warrants exchanged provided for the purchase of up to an aggregate of 5,000,000 shares of our common stock at an exercise price of $1.25 per share. The warrants became exercisable on July 21, 2020 and had an expiration date of July 21, 2025. Pursuant to such exchange agreements, we agreed to issue 3,000,000 shares of common stock to the Investors in exchange for such Warrants on a 1:0.6 basis. The exchanges were consummated to ensure that we are well-positioned to take advantage of any strategic, collaboration, financing or other potential transactions in the near future. Except as otherwise disclosed above, no additional shares of common stock have been issued in connection with the exchanges on a fully diluted basis. The exchange of the warrants for the shares of common stock was exempt from registration under Section 3(a)(9) of the Securities Act of 1933. The description of the exchange agreements above is qualified in its entirety by reference to the full and complete terms of such agreements, the form of which is filed as Exhibit 4.9 to this Annual Report on Form 10-K.

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

Overview

Advaxis, Inc. (“Advaxis” or the “Company”) is a clinical-stage biotechnology company focused on the development and commercialization of proprietary Lm Technology antigen delivery products based on a platform technology that utilizes live attenuated Listeria monocytogenes, or Lm, bioengineered to secrete antigen/adjuvant fusion proteins. These Lm-based strains are believed to be a significant advancement in immunotherapy as they integrate multiple functions into a single immunotherapy by accessing and directing antigen presenting cells to stimulate anti-tumor T cell immunity, stimulate and activate the innate immune system with the equivalent of multiple adjuvants, and simultaneously reduce tumor protection in the Tumor Microenvironment, or TME, to enable the T cells to attack tumor cells.

The Company believes that Lm Technology immunotherapies can complement and address significant unmet needs in the current oncology treatment landscape. Specifically, our product candidates (i.e., ADXS-PSA and ADXS-503) have the potential to optimize checkpoint performance, while having a generally well-tolerated safety profile, and most of our product candidates have an expected low cost of goods. A new Investigator-Sponsored-Study with our FDA-approved IND is expected to start with ADXS-504-HOT construct in biochemically recurrent prostate cancer patients at a leading US Medical Institution in the first quarter of 2021.

Advaxis is currently winding down clinical studies of Lm Technology immunotherapies in three program areas:

●	Human Papilloma Virus (“HPV”)-associated cancers
●	Personalized neoantigen-directed therapies
●	Human epidermal growth factor receptor-2 (HER-2) associated cancers

All these clinical program areas are anchored in the Company’s Lm TechnologyTM, a unique platform designed for its ability to safely and effectively target various cancers in multiple ways. While we are currently winding down clinical studies of Lm Technology immunotherapies in these three program areas, our license agreements continue with OS Therapies, LLC for ADXS-HER2 and with Global BioPharma, or GBP, for the exclusive license for the development and commercialization of AXAL in Asia, Africa, and the former USSR territory, exclusive of India and certain other countries.

Results of Operations for the Fiscal Year Ended October 31, 2020 Compared to the Fiscal Year Ended October 31, 2019

Revenue

Revenue decreased $20.6 million to $0.3 million for the fiscal year ended October 31, 2020 compared to $20.9 million for the fiscal year ended October 31, 2019. The decrease was due to the fact that the Company did not have another large collaboration in current year after the Amgen agreement was terminated. On December 10, 2018, we received a written notice of termination from Amgen with respect to the global agreement with Amgen (the “Amgen Agreement”). The termination was effective as of February 8, 2019. As of the notification date, we adjusted revenue on a cumulative catch-up basis considering the revised measure of progress for the combined performance obligation based on the modified service period up to and through the contract termination date of February 8, 2019 resulting in total revenue of $18.7 million in the prior period. In addition, the reimbursement of research and development costs of approximately $2.0 million by Amgen was included in revenue in the prior period.

Research and Development Expenses

We invest in research and development to advance our Lm technology through our preclinical and clinical development programs. Research and development expenses for the years ended October 31, 2020 and 2019 were categorized as follows (in thousands):

	Fiscal Years Ended October 31,		Increase (Decrease)
	2020	2019	$	%

Hotspot/Off-the-Shelf therapies	$3,515	$3,221	$294	9%
Prostate cancer	948	863	85	10%
HPV-associated cancers	3,667	8,139	(4,472)	(55)%
Personalized neoantigen-directed therapy	1,266	2,932	(1,666)	(57)%
Other expenses	6,216	11,522	(5,306)	(46)%
Total research & development expense	$15,612	$26,677	$(11,065)	(41)%

Stock-based compensation expense included in research and development expense	$308	$1,036	$(728)	(70)%

Hotspot/Off-the-Shelf Therapies (ADXS-HOT)

Research and development costs associated with our hotspot mutation-based therapy for the fiscal year ended October 31, 2020 increased approximately 9% to $3.5 million compared to the same period in 2019. The increase is attributable to the costs associated with the Part B and Part C expansion of the study.

Prostate Cancer Therapy (ADXS-PSA)

Research and development costs associated with our prostate cancer therapy for the fiscal year ended October 31, 2020 increased approximately $0.1 million, or 10%, compared to the same period in 2019. The increase is attributable to a change order from the contract research organization during the current period. The Phase 1/2 study of our ADXS-PSA compound is in combination with KEYTRUDA® (pembrolizumab), Merck’s humanized monoclonal antibody. During 2020, we presented updated data from this study which demonstrated an increase in the median overall survival, or mOS, to 33.7 months for patients in the combination arm of this study and mOS of 16.4 for patients with visceral metasteses (n=11). We are in currently seeking potential partners on next steps for this therapy.

HPV-Associated Cancers (AXAL)

The majority of the HPV-associated research and development costs include clinical trial and other related costs associated with our AXAL programs in cervical and head and neck cancers. HPV-associated costs for the fiscal year ended October 31, 2020 decreased approximately $4.5 million, or 55%, compared to the same period in 2019. The decrease resulted from the announcement made in June 2019 regarding the closing of our Phase 3 AIM2CERV study in high-risk locally advanced cervical cancer. We anticipate that we will continue to incur costs associated with the wind down of the study. Additionally, a winding down of several studies, including our Fawcett study in anal cancer and our MEDI4736 study in combination with MedImmune’s investigational anti-PD-L1 immune checkpoint inhibitor, durvalumab, drove further reduction in costs as compared to the prior period. We anticipate that our costs surrounding HPV-associated studies will continue to decline as we wrap up the remaining clinical and regulatory obligations of the program. We currently do not anticipate funding any new AXAL studies.

Personalized Neoantigen-Directed Therapies (ADXS-NEO)

Research and development costs associated with personalized neoantigen-directed therapies for the fiscal year ended October 31, 2020 decreased approximately $1.7 million, or 57%, compared to the same period in 2019. In October 2019, we announced that we enrolled our last patient in the ADXS-NEO program in monotherapy and will not continue into Part B of this study. As a result, the costs incurred for ADXS-NEO during the fiscal year ended October 31, 2020 consisted of wind down costs associated with terminating the study. We anticipate that we will incur wind down costs for this study and we plan to close our ADXS-NEO program IND as a next step.

Other Expenses

Other expenses include salary and benefit costs, stock-based compensation expense, professional fees, laboratory costs and other internal and external costs associated with our research & development activities. Other expenses for the fiscal year ended October 31, 2020 decreased approximately $5.3 million, or 46%, compared to the same period in 2019. The decrease was primarily attributable to a decrease in salary related expenses, including stock compensation, and travel expenses resulting from cost control measures put in place beginning in June 2018. In addition, there were decreases in laboratory and manufacturing costs, as we are focused on the clinical development of our HOT program and less on early research programs. Additionally, we announced in October 2019 that we are winding down ADXS-NEO and therefore no longer incurring costs to manufacture ADXS-NEO.

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs and stock-based compensation expense for employees included in our finance, legal and administrative organizations, outside legal and professional services, and facilities costs. General and administrative expenses for the years ended October 31, 2020 and 2019 were as follows (in thousands):

	Years Ended October 31,		Increase (Decrease)
	2020	2019	$	%

General and administrative expense	$11,090	$12,179	$(1,089)	(9)%

Stock-based compensation expense included in general and administrative expense	$583	$966	$(383)	(40)%

General and administrative expenses for the fiscal year ended October 31, 2020 decreased approximately $1.1 million, or 9%, compared to the same period in 2019. The decrease is attributable to lower legal fees and business development costs partially offset by increased abandonment of certain non-strategic intellectual property.

Changes in Fair Values

For the fiscal year ended October 31, 2020, we recorded non-cash expense from changes in the fair value of the warrant liability of $0.

For the fiscal year ended October 31, 2019, we recorded non-cash income from changes in the fair value of the warrant liability of approximately $2.6 million. The decrease in the fair value of liability warrants resulted from a decrease in our share price from $0.56 at October 31, 2018 to $0.32 at October 31, 2019, as well as a decrease in the number of liability warrants as a result of the warrant exchange (see Loss on shares issued in settlement of warrants below).

Loss on shares issued in settlement of warrants

On October 16, 2020, the Company entered into private exchange agreements with certain holders of warrants issued in connection with the Company’s January 2020 public offering of common stock and warrants. The warrants being exchanged provide for the purchase of up to an aggregate of 5,000,000 shares of our common stock at an exercise price of $1.25 per share. The warrants became exercisable on July 21, 2020 and have an expiration date of July 21, 2025. Pursuant to such exchange agreements, the Company agreed to issue 3,000,000 shares of common stock to the investors in exchange for the warrants. In connection with the exchange of warrants for common stock, the Company recorded a loss of approximately $77 thousand as the fair value of the shares issued exceeded the fair value of warrants exchanged.

On March 14, 2019, we entered into private exchange agreements with certain holders of warrants issued in connection with our September 2018 public offering of common stock and warrants. Pursuant to the exchange agreements, we issued 856,865 shares of common stock to the investors in exchange for warrants on a 1:1 basis. In connection with the warrant exchange, we recorded a loss of approximately $1.6 million for the fiscal year ended October 31, 2019.

Liquidity and Capital Resources

Management’s Plans

Similar to other development stage biotechnology companies, our products that are being developed have not generated significant revenue. As a result, we have suffered recurring losses and we require significant cash resources to execute our business plans. These losses are expected to continue for the foreseeable future.

Historically, our major sources of cash have comprised proceeds from various public and private offerings of our securities (including our common stock), debt financings, clinical collaborations, option and warrant exercises, income earned on investments and grants, and interest income. From October 2013 through October 31, 2020, we raised approximately $309.4 million in gross proceeds ($17.2 million in fiscal year 2020) from various public and private offerings of our common stock. We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future. As of October 31, 2020 and 2019, we had an accumulated deficit of approximately $410.7 million and $384.3 million, respectively, and stockholders’ equity of approximately $30.2 million and $39.5 million, respectively.

The COVID-19 pandemic has negatively affected the global economy and created significant volatility and disruption of financial markets. An extended period of economic disruption could negatively affect our business, financial condition, and access to sources of liquidity. As of October 31, 2020, we had approximately $25.2 million in cash and cash equivalents. The actual amount of cash that we will need to continue operating is subject to many factors. We have based this estimate on assumptions that may prove to be wrong, and we could use available capital resources sooner than currently expected.

The Company has reduced its operating expenses to $26.7 million for the fiscal year ended October 31, 2020 as compared to $38.9 million during the comparable prior period. Based on this, we expect to have sufficient capital to fund our obligations as they become due in the ordinary course of business until at least January 2022. In addition, we expect to adjust spending accordingly based on the budgeted cash flow requirements developed and the excess cash on hand.

We recognize that we will need to raise additional capital in order to continue to execute our business plan in the future. There is no assurance that additional financing will be available when needed or that we will be able to obtain financing on terms acceptable to us or whether we will become profitable and generate positive operating cash flow. If we are unable to raise sufficient additional funds, we will have to further scale back our operations.

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

Cash Flows

Operating Activities

Net cash used in operating activities was approximately $21.9 million for the fiscal year ended October 31, 2020 compared to $36.1 million for the fiscal year ended October 31, 2019. Net cash used in operating activities includes reduced spending associated with our clinical trial programs and general and administrative activities. The decrease was due to measures to control costs for non-essential items in areas that did not support our strategic direction, and as a result, we have continued to reduce non-strategic operating expenditures over the past several quarters.

Investing Activities

Net cash used in investing activities was approximately $0.7 million for the fiscal year ended October 31, 2020 compared to $1.2 million for the nine months ended July 31, 2019. The reduction is a result of the abandonment of certain non-strategic intellectual property.

Financing Activities

Net cash provided by financing activities was approximately $15.5 million for the fiscal year ended October 31, 2020 as compared to $24.6 million for the fiscal year ended October 31, 2019. In January 2020, we completed a public offering of 10,000,000 shares of our common stock, which resulted in net proceeds of approximately $9.7 million. Additionally, during the year end October 31, 2020, we sold 2,489,104 shares under the ATM program for net proceeds of $1.531 million, and we sold 11,242,048 shares of common stock under the Lincoln Park Purchase Agreement for net proceeds of approximately $5.1 million. In fiscal year 2019, we received net proceeds of approximately $24.5 million from the sales of 13,150,000 shares of our common stock and 13,656,000 pre-funded warrants in public offerings.

On November 27, 2020, the Company completed an underwritten public offering of 26,666,666 shares of common stock and common stock warrants to purchase up to 13,333,333 shares of common stock (the “November 2020 Offering”). On November 24, 2020, the underwriters notified us that they had exercised their option to purchase an additional 3,999,999 shares of common stock and 1,999,999 warrants in full. After giving effect to the full exercise of the underwriters’ option, we issued and sold an aggregate 30,666,665 shares of common stock and warrants to purchase up to 15,333,332 shares of common stock pursuant to our existing shelf registration statement on Form S-3 (File No. 333-226988). We received gross proceeds of approximately $9.2 million, before deducting the underwriting discounts and commissions and fees and expenses payable by us in connection with the November 2020 Offering.

Off-Balance Sheet Arrangements

As of October 31, 2020, we had no off-balance sheet arrangements.

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

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will classify as income tax expense any interest and penalties. The Company has no material uncertain tax positions for any of the reporting periods presented. The Company files tax returns in U.S. federal and state jurisdictions, including New Jersey, and is subject to audit by tax authorities beginning with the fiscal year ended October 31, 2017.

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

Not applicable.

Item 8. Financial Statements and Supplementary Data.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A: Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures reflects the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2020. Based on such evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that, as of October 31, 2020, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. With the participation of our Chief Executive Officer and interim Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2020. In conducting such evaluation, management used the criteria set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2020, based on those criteria.

This report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting, in accordance with applicable SEC rules that permit us to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal year ended October 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statements Schedules.

(a)	1. Financial Statements.

For a list of the financial statements included herein, see Index to the Financial Statements on page F-1 of this Form 10-K.

2. Financial Statement Schedules.

No financial statement schedules have been submitted because they are not required or are not applicable or because the information required is included in the financial statements or the notes thereto.

3. List of Exhibits.

See the Exhibit Index in Item 15(b) below.

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Annex C to DEF 14A Proxy Statement filed with the SEC on May 15, 2006.

3.2	Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock of the registrant, dated September 24, 2009. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on September 25, 2009.

3.3	Certificate of Designations of Preferences, Rights and Limitations of Series B Preferred Stock of the registrant, dated July 19, 2010. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on July 20, 2010.

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 16, 2012. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on August 17, 2012.

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 11, 2013 (reverse stock split). Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on July 15, 2013.

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 12, 2013 (reverse stock split). Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the SEC on July 15, 2013.

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 9, 2014. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on July 10, 2014.

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on March 10, 2016. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on March 11, 2016.

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on March 21, 2018. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on March 21, 2018.

3.10	Certificate of Designation of Series C Junior Participating Preferred Stock of Advaxis, Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 29, 2020.

3.11	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on September 29, 2020.

4.1	Form of Common Stock certificate. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on October 23, 2007.

4.2	Form of Common stock Purchase Warrant. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on August 31, 2011.

4.3	Form of Representative’s Warrant. Incorporated by reference to Exhibit 4.19 to Registration Statement on Form S-1/A (File No. 333-188637) filed with the SEC on September 27, 2013.

4.4	Form of Representative’s Warrant related to the Underwriting Agreement, dated as of March 31, 2014, by and between Advaxis, Inc. and Aegis Capital Group. Incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

4.5	Form of Warrant Agency Agreement, dated as of September 11, 2018 between Advaxis, Inc. and Continental Stock Transfer and Trust Company (and Form of Warrant contained therein), Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on September 11, 2018.

4.6	Form of Common Stock Warrant dated September 11, 2018 (included in Exhibit 4.5)

4.7	Form of Common Stock Warrant dated January 21, 2020. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on January 23, 2020.

4.8	Form of Common Stock Warrant dated November 27, 2020. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 27, 2020.

4.9*	Form of Warrant Exchange Agreement, dated October 16, 2020.

4.10	Rights Agreement, dated as of September 29, 2020, by and between Advaxis, Inc. and Continental Stock Transfer and Trust Company, as rights agent. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 29, 2020.

10.1	License Agreement, between the Trustees of the University of Pennsylvania and the registrant dated as of June 17, 2002, as Amended and Restated on February 13, 2007. Incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-KSB filed with the SEC on February 13, 2007.

10.2	Amended and Restated 2009 Stock Option Plan of the registrant. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on April 30, 2010.

10.3	Second Amendment to the Amended and Restated Patent License Agreement between the registrant and the Trustees of the University of Pennsylvania dated as of May 10, 2010. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on June 3, 2010.

10.4	2011 Omnibus Incentive Plan of registrant. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on August 29, 2011.

10.5	Amendment No. 1, dated as of March 26, 2007, to the License Agreement, between the Trustees of the University of Pennsylvania and Advaxis, Inc. dated as of June 17, 2002, as amended and restated on February 13, 2007. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

10.6	Amendment No. 3, dated as of December 12, 2011, to the License Agreement, between the Trustees of the University of Pennsylvania and Advaxis, Inc. dated as of June 17, 2002, as amended and restated on February 13, 2007. Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

10.7	Amendment No. 1 to 2011 Omnibus Incentive Plan of registrant. Incorporated by reference to Annex B to DEF 14A Proxy Statement filed with the SEC on July 19, 2012.

10.8	Indemnification Agreement. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on August 20, 2013.

10.9 ‡	Employment Agreement between Advaxis, Inc. and Robert Petit, dated September 26, 2013. Incorporated by reference to Exhibit 10.70 to Registration Statement on Form S-1/A (File No. 333-188637) filed with the SEC on September 27, 2013.

10.10	Exclusive License and Technology Transfer Agreement by and between Advaxis, Inc. and Global BioPharma, Inc., dated December 9, 2013. Incorporated by reference to Exhibit 10.79 to Annual Report on Form 10-K/A filed with the SEC on February 6, 2014.

10.11‡	Amendment No. 1, dated as of December 19, 2013, to the Employment Agreement by and between Advaxis, Inc. and Robert G. Petit. Incorporated by reference to Exhibit 10.82 to Annual Report on Form 10-K/A filed with the SEC on February 6, 2014.

10.12	Distribution and Supply Agreement, dated as of January 20, 2014, by and between Advaxis, Inc. and Biocon, Limited. Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed with the SEC on March 17, 2014.

10.13	Exclusive License Agreement, dated March 19, 2014, by and between Advaxis, Inc. and Aratana Therapeutics, Inc. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

10.14‡	Amendment No. 2, dated as of June 5, 2014, to the Employment Agreement by and between Advaxis, Inc. and Robert G. Petit. Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

10.15	Clinical Trial Collaboration Agreement, dated July 21, 2014, by and between Advaxis, Inc. and MedImmune, LLC. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on September 9, 2014.

10.16	5th Amendment to the Amended & Restated License Agreement, dated July 25, 2014, by and between Advaxis, Inc. and University of Pennsylvania. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the SEC on September 9, 2014.

10.17	Amendment No. 2 to the Advaxis, Inc. 2011 Omnibus Incentive Plan, effective July 9, 2014. Incorporated by reference to Annex A to Current Report on Schedule 14A filed with the SEC on May 20, 2014.

10.18	Amended and Restated 2011 Omnibus Incentive Plan, dated September 8, 2014. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed with the SEC on September 9, 2014.

10.19	Master Services Agreement for Technical Transfer and Clinical Supply, dated February 5, 2014, by and between Advaxis, Inc. and SynCo Bio Partners B.V. Incorporated by reference to Exhibit 10.1 to Current Report to Form 8-K filed with the SEC on February 11, 2014.

10.20	Clinical Trial Collaboration and Supply Agreement by and between Advaxis, Inc. and Merck & Co. dated August 22, 2014. Incorporated by reference to Exhibit 10.101 to Annual Report on Form 10-K filed with the SEC on January 6, 2015

10.21‡	Amendment No. 3, dated as of April 17, 2015, to the Employment Agreement by and between Advaxis, Inc. and Robert G. Petit. Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed with the SEC on June 15, 2015.

10.22	Co-Development and Commercialization Agreement between Advaxis, Inc. and Especificos Stendhal SA de CV dated February 3, 2016. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on February 26, 2016.

10.23‡	Separation Agreement and General Release, dated July 6, 2017, between Advaxis, Inc. and Daniel J. O’Connor. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 7, 2017.

10.24	2015 Incentive Plan of registrant. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on April 7, 2015.

10.25	Amendment to the Advaxis, Inc. 2015 Incentive Plan. Incorporated by reference to Exhibit B to DEF 14A Proxy Statement filed with the SEC on February 11, 2016.

10.26	Amendment to the Advaxis, Inc. 2015 Incentive Plan. Incorporated by reference to Exhibit A to DEF 14A Proxy Statement filed with the SEC on February 10, 2017.

10.27	Amendment to the Advaxis, Inc. 2015 Incentive Plan. Incorporated by reference to Exhibit A to DEF 14A Proxy Statement filed with the SEC on March 20, 2020.

10.28‡	Employment Agreement between Advaxis, Inc. and Molly Henderson, dated June 6, 2018. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on June 6, 2018.

10.29	2018 Employee Stock Purchase Plan. Incorporated by reference Exhibit B to the DEF14A Proxy Statement filed with the SEC on February 6, 2018.

10.30	Sales Agreement, dated May 8, 2020, by and between Advaxis, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2020)

10.31	Purchase Agreement, dated July 30, 2020, by and between Advaxis, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2020)

14.1	Code of Business Conduct and Ethics dated July 9, 2014. Incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K filed with the SEC on July 10, 2014.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of interim Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of interim Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

‡	Denotes management contract or compensatory plan or arrangement.

ITEM 16. Form 10-K Summary

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Princeton, Mercer County, State of New Jersey, on this 22nd day of January 2021.

ADVAXIS, INC.

By:	/s/ Kenneth Berlin
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth Berlin (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	Title	DATE

/s/ Kenneth Berlin
Kenneth Berlin	President, Chief Executive Officer, Director and interim Chief Financial Officer	January 22, 2021
(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ David Sidransky
David Sidransky	Chairman of the Board	January 22, 2021

/s/ James Patton
James Patton	Vice Chairman of the Board	January 22, 2021

/s/ Richard Berman
Richard Berman	Director	January 22, 2021

/s/ Samir Khleif
Samir Khleif	Director	January 22, 2021

/s/ Roni Appel
Roni Appel	Director	January 22, 2021

ADVAXIS, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Advaxis, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Advaxis, Inc. (the “Company”) as of October 31, 2020 and 2019, the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended October 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases in 2020 due to the adoption of the guidance in ASC Topic 842, Leases (“Topic 842”), as amended, effective November 1, 2019, using the modified retrospective transition approach.

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

New York, NY

January 22, 2021

ADVAXIS, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	October 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$25,178	$32,363
Deferred expenses	1,808	2,353
Prepaid expenses and other current assets	865	1,433
Total current assets	27,851	36,149

Property and equipment (net of accumulated depreciation)	2,393	4,350
Intangible assets (net of accumulated amortization)	3,261	4,575
Operating right-of-use asset (net of accumulated amortization)	4,839	-
Other assets	182	183

Total assets	$38,526	$45,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$410	$976
Accrued expenses	1,737	3,478
Current portion of operating lease liability	962	-
Deferred revenue	165	-
Common stock warrant liability	17	19
Other current liabilities	-	48
Total current liabilities	3,291	4,521

Operating lease liability, net of current portion	5,055	-
Other liabilities	-	1,205
Total liabilities	8,346	5,726

Commitments and contingencies – Note 9

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; Series B Preferred Stock; 0 shares issued and outstanding at October 31, 2020 and 2019. Liquidation preference of $0 at October 31, 2020 and 2019.	-	-
Common stock - $0.001 par value; 170,000,000 shares authorized, 78,074,023 and 50,201,671 shares issued and outstanding at October 31, 2020 and 2019.	78	50
Additional paid-in capital	440,840	423,750
Accumulated deficit	(410,738)	(384,269)
Total stockholders’ equity	30,180	39,531
Total liabilities and stockholders’ equity	$38,526	$45,257

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended October 31,
	2020	2019

Revenue	$253	$20,884

Operating expenses:
Research and development expenses	15,612	26,677
General and administrative expenses	11,090	12,179
Total operating expenses	26,702	38,856

Loss from operations	(26,449)	(17,972)

Other income (expense):
Interest income	110	435
Net changes in fair value of derivative liabilities	-	2,589
Loss on shares issued in settlement of warrants	(77)	(1,607)
Other expense	(3)	(7)
Net loss before income tax benefit	(26,419)	(16,562)

Income tax expense	50	50

Net loss	$(26,469)	$(16,612)

Net loss per common share, basic and diluted	$(0.43)	$(1.09)

Weighted average number of common shares outstanding, basic and diluted	61,003,839	15,207,637

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at October 31, 2018	-	$-	4,634,189	$5	$391,703	$(367,657)	$24,051
Stock-based compensation			12,220		2,002	-	2,002
Tax withholdings paid on equity awards	-	-	-	-	(15)	-	(15)
Tax shares sold to pay for tax withholdings on equity awards	-	-	-	-	14	-	14
Issuance of shares to employees under ESPP Plan	-	-	7,435	-	20	-	20
ESPP Expense	-	-	-	-	2		2
Pre-funded warrant exercises	-	-	13,656,000	13	-	-	13
Warrant exercises	-	-	17,884,962	18	104	-	122
Shares issued in settlement of warrants	-	-	856,865	1	5,462	-	5,463
Advaxis public offerings	-	-	13,150,000	13	24,458	-	24,471
Net Loss	-	-	-	-		(16,612)	(16,612)
Balance at October 31, 2019	-	$-	50,201,671	$50	$423,750	$(384,269)	$39,531
Stock-based compensation	-	-	8,870	-	891	-	891
Tax withholdings paid on equity awards	-	-	-	-	(1)	-	(1)
Tax shares sold to pay for tax withholdings on equity awards	-	-	-	-	1	-	1
Issuance of shares to employees under ESPP Plan	-	-	14,148	-	7	-	7
ESPP Expense	-	-	-	-	1	-	1
Warrant exercises	-	-	33,916	-	2	-	2
Shares issued in settlement of warrants	-	-	3,000,000	3	74	-	77
Advaxis public offerings	-	-	10,000,000	10	9,618	-	9,628
At-the-market shares issued	-	-	2,489,104	3	1,435	-	1,438
Commitment fee shares issued for equity line	-	-	1,084,266	1	643	-	644
Shares issued under equity line	-	-	11,242,048	11	4,419	-	4,430
Net Loss	-	-	-	-	-	(26,469)	(26,469)
Balance at October 31, 2020	-	$-	78,074,023	$78	$440,840	$(410,738)	$30,180

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

STATEMENT OF CASH FLOWS

(In thousands, except share and per share data)

	Year Ended October 31,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(26,469)	$(16,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	891	2,002
Employee stock purchase plan expense	1	3
Gain on change in value of warrants	-	(2,589)
Loss on shares issued in settlement of warrants	77	1,607
Loss on disposal of property and equipment	-	344
Loss on write-down of property and equipment	1,060	943
Abandonment of intangible assets	1,725	1,104
Depreciation expense	897	1,097
Amortization of deferred offering costs	644	-
Amortization expense of intangible assets	337	386
Amortization expense of right-of-use assets	744	-
Change in operating assets and liabilities:
Accounts receivable	-	1,664
Prepaid expenses and other current assets	1,113	(103)
Other assets	1	18
Accounts payable and accrued expenses	(2,307)	(7,377)
Deferred revenue	165	(18,665)
Operating lease liabilities	(819)	-
Other liabilities	-	50
Net cash used in operating activities	(21,940)	(36,128)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(54)
Proceeds from disposal of property and equipment	-	83
Cost of intangible assets	(748)	(1,227)
Net cash used in investing activities	(748)	(1,198)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock and pre-funded warrants	15,496	24,471
Warrant exercises	-	68
Pre-funded warrant exercises	-	13
Proceeds from employee stock purchase plan	7	20
Employee tax withholdings paid on equity awards	(1)	(15)
Tax shares sold to pay for employee tax withholdings on equity awards	1	14
Net cash provided by financing activities	15,503	24,571

Net decrease in cash and cash equivalents	(7,185)	(12,755)
Cash and cash equivalents at beginning of year	32,363	45,118
Cash and cash equivalents at end of year	$25,178	$32,363

The accompanying notes should be read in conjunction with the financial statements.

Supplemental Disclosures of Cash Flow Information

	Year Ended October 31,
	2020	2019
Cash paid for taxes	$50	$50

Supplemental Schedule of Noncash Investing and Financing Activities

	Year Ended October 31,
	2020	2019
Shares issued in settlement of warrants	$77	$5,463
Warrant liability reclassified into equity	$-	$54
Reclass of security deposit to property and equipment for delivered equipment	$-	$79
Commitment fee shares issued for equity line	$644	$-
Cashless exercise of warrants	$2	$-

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

Liquidity and Managements Plans

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

Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its common stock, debt financings, clinical collaborations, option and warrant exercises, income earned on investments and grants and interest income. From October 2013 through October 2020, the Company raised approximately $309.4 million in gross proceeds ($17.2 million in fiscal year 2020) from various public and private offerings of its common stock.

As of October 31, 2020, the Company had approximately $25.2 million in cash and cash equivalents. Although the Company expects to have sufficient capital to fund its obligations, as they become due, in the ordinary course of business until at least January 2022, the actual amount of cash that it will need to operate is subject to many factors. Over the past several months, the Company has taken steps to obtain additional financing, including the at-the-market (“ATM”) program and the equity line with Lincoln Park Capital. Due to the current state of the Company’s stock price and general market conditions, these programs have not been utilized to the fullest extent, thereby resulting in lower capital availability than anticipated. Management’s plans to mitigate an expected shortfall of capital and to support future operations include obtaining additional funds through partnerships or strategic or financing investors. The Company was able to raise additional funds subsequent to year end more fully described in the subsequent events footnote (Note 15). The Company has reduced its operating expenses to $26.7 million for the fiscal year ended October 31, 2020 as compared to $38.9 million during the comparable prior period. With these funds raised and a reduction in the operating expenses the Company believes that it has enough cash to fund its operations for one year from the date of filing. Therefore, such conditions of substantial doubt as of October 31, 2020 have subsequently been alleviated.

The Company recognizes it will need to raise additional capital in order to continue to execute its business plan in the future. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to further scale back its operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used when accounting for such items as the fair value and recoverability of the carrying value of property and equipment and intangible assets (patents and licenses), determining the Incremental Borrowing Rate (“IBR”) for calculating Right-Of-Use (“ROU”) assets and lease liabilities, deferred expenses, deferred revenue, the fair value of options, warrants and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in the business or as new information becomes available. Actual results may differ from these estimates.

Revenue Recognition

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

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts (checking) that at times exceed federally insured limits. Approximately $24.1 million is subject to credit risk at October 31, 2020. The Company has not experienced any losses in such accounts.

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

Impairment of Long-Lived Assets

The Company periodically assesses the carrying value of intangible and other long-lived assets, and whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. The assets are considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment, which includes consideration of the following events or changes in circumstances:

●	the asset’s ability to continue to generate income from operations and positive cash flow in future periods;
●	loss of legal ownership or title to the asset(s);
●	significant changes in the Company’s strategic business objectives and utilization of the asset(s); and
●	the impact of significant negative industry or economic trends.

If the assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fair value is determined by the application of discounted cash flow models to project cash flows from the assets. In addition, the Company bases estimates of the useful lives and related amortization or depreciation expense on its subjective estimate of the period the assets will generate revenue or otherwise be used by it. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less selling costs. The Company also periodically reviews the lives assigned to long-lived assets to ensure that the initial estimates do not exceed any revised estimated periods from which the Company expects to realize cash flows from its assets.

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

Net Income (Loss) per Share

Basic net income or loss per common share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share give effect to dilutive options, warrants, restricted stock units and other potential common stock outstanding during the period. In the case of a net loss, the impact of the potential common stock resulting from warrants, outstanding stock options and convertible debt are not included in the computation of diluted loss per share, as the effect would be anti-dilutive. In the case of net income, the impact of the potential common stock resulting from these instruments that have intrinsic value are included in the diluted earnings per share. The table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share (as of October 31, 2020, 327,338 warrants are included in the basic earnings per share computation because the exercise price is $0, and as of October 31, 2019, 13,079,000 pre-funded warrants are included in the basic earnings per share computation because the exercise price is nominal):

	As of October 31,
	2020	2019
Warrants	398,226	432,142
Stock options	1,011,768	560,490
Restricted stock units	5,556	14,706
Total	1,415,550	1,007,338

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

Recent Accounting Standards

In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes (ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”). This guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods after December 15, 2020, including interim periods within those annual periods. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

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

As of the November 1, 2019 effective date, the Company had identified one operating lease arrangement and one short-term lease in which it is a lessee. The adoption of ASC 842 resulted in the recognition of an operating lease liability and a right-of-use asset of approximately $6.8 million and $5.6 million, respectively, on the Company’s balance sheet relating to its leases, with the difference relating to reclassifications of the current accrued rent liability and the current lease incentive obligation of approximately $0.9 million and $0.3 million, respectively, as reductions to the right-of-use-asset for its operating lease. The adoption of the standard did not have a material effect on the Company’s statements of operations or statements of cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying financial statements.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	October 31,
	2020	2019
Leasehold improvements	$2,335	$2,335
Laboratory equipment	1,218	3,405
Furniture and fixtures	744	744
Computer equipment	409	409
Construction in progress	19	83
Total property and equipment	4,725	6,976
Accumulated depreciation and amortization	(2,332)	(2,626)
Net property and equipment	$2,393	$4,350

Depreciation expense for the years ended October 31, 2020 and 2019 was approximately $0.9 million and $1.1 million, respectively. Disposals of laboratory equipment resulted in losses of approximately $0 and $0.3 million for the years ended October 31, 2020 and 2019, respectively, that was charged to research and development expenses in the statement of operations.

Management has reviewed its property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. During the years ended October 31, 2020 and 2019, the Company recorded impairment losses on idle laboratory equipment of $1.1 million and $0.9 million, respectively, that was charged to research and development expenses in the statement of operations. Fair value for the idle assets was determined by a quoted purchase price for the assets.

4. INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	October 31,
	2020	2019
Patents	$4,479	$5,833
License	777	777
Software	117	117
Total intangibles	5,373	6,727
Accumulated amortization	(2,112)	(2,152)
Net intangible assets	$3,261	$4,575

The expirations of the existing patents range from 2020 to 2040 but the expirations can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. Patent applications having a net book value of approximately $1.7 million and $1.1 million were abandoned and were charged to general and administrative expenses in the statement of operations for the years ended October 31, 2020 and 2019, respectively. Intangible asset amortization expense that was charged to general and administrative expense in the statement of operations was approximately $0.3 million and $0.4 million for each of the years ended October 31, 2020 and 2019, respectively.

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

At October 31, 2020, the estimated amortization expense by fiscal year based on the current carrying value of intangible assets is as follows (in thousands):

2021	$289
2022	289
2023	289
2024	289
2025	289
Thereafter	1,816
Total	$3,261

5. ACCRUED EXPENSES:

The following table represents the major components of accrued expenses (in thousands):

	October 31,
	2020	2019
Salaries and other compensation	$737	$158
Vendors	671	3,194
Professional fees	329	126
Total accrued expenses	$1,737	$3,478

6. COMMON STOCK PURCHASE WARRANTS AND WARRANT LIABILITY

Warrants

As of October 31, 2020, there were outstanding warrants to purchase 398,226 shares of our common stock with exercise prices ranging from $0 to $281.25 per share. Information on the outstanding warrants is as follows:

Exercise Price	Number of Shares Underlying Warrants	Expiration Date	Summary of Warrants
$-	327,338	July 2024	July 2019 Public Offering
$281.25	25	N/A	Other Warrants
$0.372	70,863	September 2024	September 2018 Public Offering
Grand Total	398,226

As of October 31, 2019, there were outstanding warrants to purchase 432,142 shares of our common stock with exercise prices ranging from $0 to $281.25 per share. Information on the outstanding warrants is as follows:

Exercise Price	Number of Shares Underlying Warrants	Expiration Date	Summary of Warrants
$-	359,838	July 2024	July 2019 Public Offering
$281.25	25	N/A	Other Warrants
$0.372	72,279	September 2024	September 2018 Public Offering
Grand Total	432,142

A summary of warrant activity was as follows (In thousands, except share and per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value
Outstanding and exercisable warrants at October 31, 2018	944,635	$22.50	5.87	$-
Issued	31,885,500	-
Exercised *	(31,540,962)	-
Exchanged	(856,865)	0.37
Expired	(166)	56.25
Outstanding and exercisable warrants at October 31, 2019	432,142	$0.08	4.76	$114,069
Issued	5,000,000	1.25
Exercised **	(33,916)	0.02
Exchanged	(5,000,000)	1.25
Outstanding and exercisable warrants at October 31, 2020	398,226	$0.08	3.76	$110,640

* Includes the cashless exercise of 17,869,662 warrants that resulted in the issuance of 17,869,662 shares of common stock.

** Includes the cashless exercise of 32,500 warrants that resulted in the issuance of 32,500 shares of common stock.

At October 31, 2020, the Company had 327,363 of its total 398,226 outstanding warrants classified as equity (equity warrants). At October 31, 2019, the Company had 359,863 of its total 432,142 outstanding warrants classified as equity (equity warrants). At issuance, equity warrants are recorded at their relative fair values, using the Relative Fair Value Method, in the shareholders equity section of the balance sheet.

Shares Issued in Settlement of Equity Warrants

On October 16, 2020, the Company entered into private exchange agreements with certain holders of warrants issued in connection with the Company’s January 2020 public offering of common stock and warrants. The warrants being exchanged provide for the purchase of up to an aggregate of 5,000,000 shares of our common stock at an exercise price of $1.25 per share. The warrants became exercisable on July 21, 2020 and have an expiration date of July 21, 2025. Pursuant to such exchange agreements, the Company agreed to issue 3,000,000 shares of common stock to the investors in exchange for the warrants. The fair value of these warrants approximated the fair value of shares issued in the exchange for these warrants. The Company used the closing stock price to value the shares and Black Scholes model to value these warrants on the date of the exchange. In determining the fair warrant of the warrants issued on October 16, 2020, the Company used the following inputs in its Black-Sholes model: exercise price $1.25, stock price $0.406, expected term 4.76 years, volatility 101.18% and risk-free interest rate 0.32%. In connection with the exchange of warrants for common stock, the Company recorded a loss of approximately $77 thousand as the fair value of the shares issued exceeded the fair value of warrants exchanged.

Shares Issued in Settlement of Liability Warrants

On March 14, 2019, the Company entered into private exchange agreements with certain holders of warrants issued in connection with the Company’s September 2018 public offering of common stock and warrants. The warrants being exchanged provided for the purchase of up to an aggregate of 856,865 shares of the Company’s common stock at an exercise price of $22.50, with an expiration date of September 11, 2024. Pursuant to such exchange agreements, the Company issued 856,865 shares of common stock to the investors in exchange for such warrants on a 1:1 basis. The exchange of warrants for common stock caused the down round provision to be triggered for the first time and the exercise price of the warrants that were not exchanged were reduced from $22.50 to $4.50. The warrants were valued at approximately $3.9 million on the March 14, 2019 using the Monte Carlo simulation model. In determining the fair warrant of the warrants issued on March 14, 2019, the Company used the following inputs in its Monte Carlo simulation model: exercise price $22.50, stock price $6.45, expected term 5.50 years, volatility 96.37% and risk-free interest rate 2.44%. In connection with the exchange of warrants for common stock, the Company recorded a loss of approximately $1.6 million as the fair value of the shares issued exceeded the fair value of warrants exchanged.

Warrant Liability

At October 31, 2020, the Company had 70,863 of its total 398,226 outstanding warrants classified as liabilities (liability warrants). At October 31, 2019, the Company had 72,279 of its total 432,142 outstanding warrants classified as liabilities (liability warrants). These warrants contain a down round feature, except for exempt issuances as defined in the warrant agreement, in which the exercise price would immediately be reduced to match a dilutive issuance of common stock, options, convertible securities and changes in option price or rate of conversion.

As of October 31, 2020, the down round feature was triggered three times and the exercise price of the warrants were reduced from $22.50 to $0.372. The warrants require liability classification as the warrant agreement requires the Company to maintain an effective registration statement and does not specify any circumstances under which settlement in other than cash would be permitted or required. As a result, net cash settlement is assumed and liability classification is warranted. For these liability warrants, the Company utilized the Monte Carlo simulation model to calculate the fair value of these warrants at issuance and at each subsequent reporting date.

At October 31, 2020 and October 31, 2019, the fair value of the warrant liability was approximately $17,000 and $19,000, respectively. For the years ended October 31, 2020 and 2019, the Company reported income of approximately $0 and $2.6 million, respectively, due to changes in the fair value of the warrant liability.

In measuring the warrant liability, the Company used the following inputs in its Monte Carlo simulation model:

	October 31, 2020	October 31, 2019
Exercise Price	$0.37	$0.37
Stock Price	$0.34	$0.32
Expected Term	3.87 years	4.87 years
Volatility %	105.58%	100.99%
Risk Free Rate	0.29%	1.51%

7. SHARE BASED COMPENSATION

The following table summarizes share-based compensation expense included in the statement of operations by expense category for the years ended October 31, 2020 and 2019 (in thousands):

	Year Ended October 31,
	2020	2019
Research and development	$308	$1,036
General and administrative	583	966
Total	$891	$2,002

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

At the Annual Meeting of Stockholders of the Company held on February 21, 2019, the Company’s stockholders voted to approve an amendment to increase the number of authorized shares of common stock from 95,000,000 to 170,000,000 and also voted to approve an amendment to allow the Company to execute a reverse stock split of common stock at the discretion of the Board of Directors. The amendment to increase the number of authorized shares of common stock became effective upon filing of the amendment with the Secretary of State of the State of Delaware on February 28, 2019. Additionally, on March 29, 2019, the Company executed a 1 for 15 reverse stock split. On January 1, 2020, 166,667 shares were added to the 2015 Plan.

At the Annual Meeting of Stockholders of the Company held on May 4, 2020, the Company’s stockholders voted to approve an amendment to increase the number of shares authorized for issuance under the 2015 Plan from 877,744 shares to 6,000,000 shares.

As of October 31, 2020, there were 4,856,116 shares available for issuance under the 2015 Plan.

Restricted Stock Units (RSUs)

A summary of the Company’s RSU activity and related information for the fiscal year ended October 31, 2020 and 2019 is as follows:

	Number of RSU’s	Weighted-Average Grant Date Fair Value
Unvested as of October 31, 2018	32,614	$70.41
Vested	(12,257)	78.41
Cancelled	(5,651)	112.39
Unvested as of October 31, 2019	14,706	$47.62
Vested	(8,870)	60.59
Cancelled	(280)	98.80
Unvested as of October 31, 2020	5,556	$24.32

The fair value of the RSUs as of the respective vesting dates was approximately $5,000 and $51,000 for the years ended October 31, 2020 and 2019, respectively.

As of October 31, 2020, there was approximately $64,000 of unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a remaining weighted average vesting period of approximately 0.47 years.

As of October 31, 2020, the aggregate intrinsic value of non-vested RSUs was approximately $2,000.

Employee Stock Awards

Common stock issued to executives and employees related to vested incentive retention awards, employment inducements, management purchases and employee excellence awards totaled 8,870 shares and 12,245 shares during the years ended October 31, 2020 and 2019, respectively. Total stock compensation expense associated with these awards for the years ended October 31, 2020 and 2019 was approximately $0.2 million and $0.8 million, respectively.

Stock Options

A summary of changes in the stock option plan for the years ended October 31, 2020 and 2019 is as follows (in thousands, except share and per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value
Outstanding as of October 31, 2018	330,071	$122.79	6.56	$-
Granted	265,882	2.36
Cancelled or expired	(35,463)	29.52
Outstanding as of October 31, 2019	560,490	$71.56	7.34	$1
Granted	645,000	0.61
Cancelled or expired	(193,722)	34.47
Outstanding as of October 31, 2020	1,011,768	$33.43	8.04	$4
Vested and exercisable at October 31, 2020	307,467	$105.69	4.91	$1

The following table summarizes information about the outstanding and exercisable options at October 31, 2020:

Options Outstanding					Options Exercisable
		Weighted	Weighted			Weighted	Weighted
		Average	Average			Average	Average
Exercise	Number	Remaining	Exercise	Intrinsic	Number	Remaining	Exercise	Intrinsic
Price Range	Outstanding	Contractual	Price	Value	Exercisable	Contractual	Price	Value
$.30-$10.00	746,579	9.41	$1.10	$1	68,655	8.67	$2.62	$-
$10.01-$100.00	102,951	7.23	$28.77	$-	76,574	7.16	$29.67	$-
$100.01-$200.00	92,847	2.76	$166.04	$-	92,847	2.76	$166.04	$-
$200.01-$277.50	69,391	1.58	$210.79	$-	69,391	1.58	$210.79	$-

The fair value of each option granted from the Company’s stock option plans during the years ended October 31, 2020 and 2019 was estimated on the date of grant using the Black-Scholes option-pricing model. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and Board Directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on the Company’s common stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating expected lives of the options. The Company used their own historical volatility in determining the volatility to be used. The expected term of the stock option grants was calculated using the “simplified” method in accordance with the SEC Staff Accounting Bulletin 107. The “simplified” method was used since the Company believes its historical data does not provide a reasonable basis upon which to estimate expected term and the Company does not have enough option exercise data from its grants issued to support its own estimate as a result of vesting terms and changes in the stock price. The expected dividend yield is zero as the Company has never paid dividends to common shareholders and does not currently anticipate paying any in the foreseeable future.

The following table provides the weighted average fair value of options granted to directors and employees and the related assumptions used in the Black-Scholes model:

Year Ended
	October 31, 2020	October 31, 2019
Expected term	5.50-6.50 years	5.50-6.51 years
Expected volatility	100.27-105.21%	90.24-104.99%
Expected dividends	0%	0%
Risk free interest rate	0.36-0.62%	1.35-3.15%

Total compensation cost related to the Company’s outstanding stock options, recognized in the statement of operations for the years ended October 31, 2020 and 2019 was approximately $0.7 million and $1.2 million, respectively.

During the fiscal year ended October 31, 2020, 645,000 options were granted with a total grant date fair value of approximately $0.3 million. During the fiscal year ended October 31, 2019, 265,882 options were granted with a total grant date fair value of approximately $0.5 million.

As of October 31, 2020, there was approximately $0.6 million of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 1.50 years.

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

During the fiscal year ended October 31, 2020, 14,148 shares were issued under the 2018 ESPP and the Company recorded an expense of approximately $1,000. During the fiscal year ended October 31, 2019, 7,435 shares were issued under the 2018 ESPP and the Company recorded an expense of approximately $2,000.

As of October 31, 2020, 976,517 shares of Company’s common stock remain available for issuance under the 2018 ESPP.

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

Since OST is making $25,000 monthly payments that will be creditable against the $1,550,000, as well as additional upfront payments not specified in the contract, the Company will receive payments prior to the performance of the single distinct performance obligation. Due to this, the Company will defer any of the monthly payments until the IP and licensing rights are transferred to OST. However, if OST terminates the contract, which they are able to do with 60-day notice, the Company would recognize any of the payments received when the contract terminates. As of October 31, 2020, OST has made payments totaling $164,653 and this has been recorded as other liabilities in the balance sheet.

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

During the years ended October 31, 2020 and 2019, the Company recognized revenue from the Amgen Agreement of approximately $0 and $20.6 million, respectively. During the years ended October 31, 2020 and 2019, the Company received reimbursement of research and development costs of approximately $0 and $2.0 million, which was included in revenue.

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

Each party is responsible for their own internal costs and expenses to support the trial, while the Company was responsible for all third-party costs of conducting the trial. Merck was responsible for manufacturing and supplying the Merck Compound. The Company was responsible for manufacturing and supplying the Advaxis Compound. The Company is the sponsor of the trial and holds the IND related to the trial.

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

During the each of the years ended October 31, 2020 and 2019, the Company incurred approximately $0.9 million in expenses pertaining to the Merck agreement, and such expenses were a component of research and development expenses in the statement of operations.

Elanco Animal Health (formerly Aratana Therapeutics)

On March 19, 2014, the Company and Aratana entered into a definitive Exclusive License Agreement (the “Aratana Agreement”). Pursuant to the Agreement, Advaxis granted Aratana an exclusive, worldwide, royalty-bearing, license, with the right to sublicense, certain Advaxis proprietary technology that enables Aratana to develop and commercialize animal health products that will be targeted for treatment of osteosarcoma and other cancer indications in animals. Under the terms of the Aratana Agreement, Aratana paid an upfront payment to the Company, of $1 million. As this license has stand-alone value to Aratana (who has the ability to sublicense) and was delivered to Aratana, upon execution of the Aratana Agreement, the Company recorded the $1 million payment as licensing revenue during the fiscal year ended October 31, 2014. Aratana will also pay the Company up to an additional $36.5 million based on the achievement of certain milestones with respect to the advancement of products pursuant to the terms of the Aratana Agreement. In addition, Aratana may pay the Company an additional $15 million in cumulative sales milestones pursuant to the terms of the Aratana Agreement.

During the fiscal year ended October 31, 2018, the USDA’s Center for Veterinary Biologics granted Aratana conditional approval for its canine osteosarcoma vaccine using Advaxis’ technology. During the years ended October 31, 2020 and 2019, Advaxis recognized royalty revenue totaling approximately $3,000 and $8,000, respectively, from Aratana’s sales of the canine osteosarcoma vaccine. On July 16, 2019, Aratana announced their shareholders approved a merger agreement with Elanco Animal Health (“Elanco”) whereby Elanco will be the majority shareholder in Aratana. On October 6, 2020, the Company received a notice from Aratana, dated September 17, 2020, indicating that Aratana was terminating the Exclusive License Agreement effective December 21, 2020. The Company did not incur any early termination penalties as a result of the termination. Aratana was required to make all payments to the Company that were otherwise payable under the Exclusive License Agreement through the effective date of termination.

Global BioPharma Inc.

On December 9, 2013, the Company entered into an exclusive licensing agreement for the development and commercialization of axalimogene filolisbac with Global BioPharma, Inc. (GBP), a Taiwanese based biotech company funded by a group of investors led by Taiwan Biotech Co., Ltd (TBC). During each of the years ended October 31, 2020 and 2019, the Company recorded $0.25 million in revenue for the annual license fee renewal. Since Advaxis has no significant obligation to perform after the license transfer and has provided GBP with the right to use its intellectual property, performance is satisfied when the license renews.

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

10. LEASES

Operating Leases

The Company leases its corporate office and manufacturing facility in Princeton, New Jersey under an operating lease that expires in November 2025. The Company has the option to renew the lease term for two additional five-year terms. The renewal periods were not included the lease term for purposes of determining the lease liability or right-of-use asset. The Company has provided a security deposit of approximately $182,000, which is recorded as Other Assets in the balance sheet.

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Company does not have sufficient insight to determine an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company utilized a synthetic credit rating model to determine a benchmark for its incremental borrowing rate for its leases. The benchmark rate was adjusted to arrive at an appropriate discount rate for the lease.

●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.

●	Renewal option periods have not been included in the determination of the lease terms as they are not deemed reasonably certain of exercise.

●	Variable lease payments, such as common area maintenance, real estate taxes, and property insurance are not included in the determination of the lease’s right-of-use asset or lease liability.

Supplemental balance sheet information related to leases as of October 31, 2020 was as follows (in thousands):

Operating Leases:
Operating lease right-of-use assets	$4,839

Operating lease liability	$962
Operating lease liability, net of current portion	5,055
Total operating lease liabilities	$6,017

Supplemental lease expense related to leases was as follows (in thousands):

Lease Cost (in thousands)	Statements of Operations Classification	For the Year Months Ended October 31, 2020
Operating lease cost	General and administrative	$1,158
Short-term lease cost	General and administrative	320
Variable lease cost	General and administrative	547
Total lease expense		$2,025

Other information related to leases where the Company is the lessee is as follows:

For the Fiscal Year Ended October 31, 2020
Weighted-average remaining lease term	5.1 years
Weighted-average discount rate	6.5%

Supplemental cash flow information related to operating leases was as follows:

For the Fiscal Year Ended October 31, 2020
Cash paid for operating lease liabilities	$1,233

Future minimum lease payments under non-cancellable leases as of October 31, 2020 were as follows:

Fiscal Year ending October 31,
2021	$1,318
2022	1,369
2023	1,395
2024	1,419
2025	1,444
Thereafter	120
Total minimum lease payments	7,065
Less: Imputed interest	(1,048)
Total	$6,017

Under ASC 840, future minimum payments under the Company’s operating lease were as follows (in thousands):

Fiscal Year ending October 31,
2021	$1,318
2022	1,369
2023	1,395
2024	1,419
2025	1,444
Thereafter	120
Total	$7,065

Under ASC 840, rent expense for the fiscal year ended October 31, 2019 was approximately $1.2 million.

11. INCOME TAXES

The income tax provision (benefit) consists of the following (in thousands):

	October 31, 2020	October 31, 2019
Federal
Current	$-	$-
Deferred	(4,578)	32,673
State and Local
Current	-	-
Deferred	(1,445)	(1,634)
Change in valuation allowance	6,023	(31,039)
Income tax provision (benefit)	$-	$-

The Company has U.S. federal net operating loss carryovers (“NOLs”) of approximately $89.4 million and $74.0 million at October 31, 2020 and 2019 respectively, available to offset taxable income which expire beginning in 2023. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. During the years ended October 31, 2020 and 2019, the Company performed a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers. From the entire federal NOL of $299.2 million as of October 31, 2020, approximately $89.4 million is available for use based on Internal Revenue Code Section 382 analysis. The NOL and the deferred tax asset table below does not include approximately $209.8 million of NOL’s that may expire unused. The Company also has New Jersey State Net Operating Loss carryovers of approximately $137.7 million as of October 31, 2020 available to offset future taxable income through 2040.

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

No interest or penalties on unpaid tax were recorded during the years ended October 31, 2020 and 2019, respectively. As of October 31, 2020 and 2019, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company files tax returns in the U.S. federal and state jurisdictions and is subject to examination by tax authorities beginning with the fiscal year ended October 31, 2017.

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following (in thousands):

	Years Ended
	October 31, 2020	October 31, 2019
Deferred Tax Assets
Net operating loss carryovers	$28,553	$22,627
Stock-based compensation	10,132	11,767
Research and development credits	10,742	10,234
Capitalized R&D costs	13,822	13,399
Deferred revenue	-	-
Adoption of ASC 842 – Lease Liability	1,691	-
Other deferred tax assets	224	405
Total deferred tax assets	$65,164	$58,432
Valuation allowance	(62,845)	(56,822)
Deferred tax asset, net of valuation allowance	$2,319	$1,610

Deferred Tax Liabilities
Adoption of ASC 842 – ROU Asset	(1,360)	-
Patent Cost	(917)	-
Other deferred tax liabilities	(42)	(1,610)
Total deferred tax liabilities	$(2,319)	$(1,610)
Net deferred tax asset (liability)	$-	$-

The expected tax (expense) benefit based on the statutory rate is reconciled with actual tax expense benefit as follows:

	Years Ended
	October 31, 2020	October 31, 2019
US Federal statutory rate	21.00%	21.00%
State income tax, net of federal benefit	5.48	9.84
Permanent differences	(0.05)	1.23
Research and development credits	1.73	17.30
Change in valuation allowance	(22.82)	186.84
§382 Impact on NOL	-	(233.87)
Stock Option Expirations	(5.33)	(2.34)
Income tax (provision) benefit	0.00%	0.00%

The statement of operations discloses income tax expense of $50. This is a Taiwan Excise tax of 50 levied in connection with the GPP Revenue.

12. STOCKHOLDERS’ EQUITY

Public Offerings

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

In May 2020, the Company entered into a sales agreement related to an ATM equity offering program pursuant to which the Company may sell, from time to time, common stock with an aggregate offering price of up to $40 million through A.G.P./Alliance Global Partners, as sales agent. From May 2020 to October 2020, the Company sold 2,489,104 shares of its common stock under the ATM program for $1.583 million, or an average of $0.64 per share, and received net proceeds of $1.531 million, net of commissions of $52,000.

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

As consideration for entering into the Purchase Agreement, the Company issued 1,084,266 shares of common stock to Lincoln Park as a commitment fee. The shares were valued at approximately $0.6 million and were recorded as deferred offering expenses in the balance sheet. The deferred charges were charged against paid-in capital upon future proceeds from the sale of common stock under the Lincoln Park Purchase Agreement.

From August 2020 to October 2020, Lincoln Park purchased 11,242,048 shares of common stock for gross proceeds of approximately $5.1 million. Approximately $50,000 of legal fees were netted against the gross proceeds.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of October 31, 2020 and October 31, 2019:

October 31, 2020	Level 1	Level 2	Level 3	Total
Common stock warrant liability, warrants exercisable at $0.372 through September 2024	-	-	$17	$17

October 31, 2019	Level 1	Level 2	Level 3	Total
Common stock warrant liability, warrants exercisable at $0.372 through September 2024	-	-	$19	$19

The following table sets forth a summary of the changes in the fair value of the Company’s warrant liabilities:

	Year Ended October 31,
	2020	2019
Beginning balance	$19	$6,517
Shares issued in settlement of warrants	-	(3,856)
Warrant exercises	(2)	(53)
Change in fair value	-	(2,589)
Ending Balance	$17	$19

14. EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) Plan. Employees become eligible for participation upon the start of employment. Participants may elect to have a portion of their salary deferred and contributed to the 401(k) Plan up to the limit allowed under the Internal Revenue Code. The Company makes a matching contribution to the plan for each participant who has elected to make tax-deferred contributions for the plan year. The Company made matching contributions which amounted to approximately $0.1 million and $0.2 million for the years ended October 31, 2020 and 2019, respectively. These amounts were charged to the statement of operations. The employer contributions vest immediately.

15. SUBSEQUENT EVENTS

In November 2020, the Company closed on a public offering of 30,666,665 shares of its common stock at a public offering price of $0.30, for gross proceeds of $9.2 million, which gives effect to the exercise of the underwriter’s option in full. In addition, the Company also undertook a concurrent private placement of warrants to purchase up to 15,333,332 shares of common stock. The warrants have an exercise price per share of $0.35, are exercisable immediately and will expire five years from the date of issuance. The warrants also provide that if there is no effective registration statement registering, or no current prospectus available for, the issuance or resale of the warrant shares, the warrants may be exercised via a cashless exercise. After deducting the underwriting discounts and commissions and other offering expenses, the net proceeds from the offering were approximately $8.5 million.

Subsequent to year end, warrant holders from the Company’s November 2020 offering exercised 4,610,000 warrants in exchange for 4,610,000 shares of the Company’s common stock. Pursuant to these warrant exercises, the Company received aggregate proceeds of about $1.6 million which were payable upon exercise.

In December 2020 and January 2021, the Company received an aggregate of $1,345,000 from OS Therapies upon achievement of the $1,550,000 funding milestone set forth in the license agreement. For more information on the license agreement with OS Therapies, please see Note 8 – “Collaboration and Licensing Agreements” above.

