Form 10-K/A
period 2020-10-31
Advaxis, Inc.
filed 2021-02-26
CIK 1100397

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

EXPLANATORY NOTE

Advaxis, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended October 31, 2020 (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on January 22, 2021 to include Part III of the 10-K. This Amendment also updates, amends and supplements Part IV, Item 15 of the Form 10-K to include Exhibits 4.11, 10.32 and 10.33.

Except as described above and for currently-dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer filed herewith as Exhibits 31.1, 31.2, 32.1 and 32.2, this Amendment does not affect any other parts of, or exhibits to, the Form 10-K, and those unaffected parts or exhibits are not included in this Amendment. Except as expressly stated in this Amendment, the Form 10-K continues to speak as of the date of the original filing of the Form 10-K, and the Company has not updated the disclosure contained in this Amendment to reflect events that have occurred since the filing of the Form 10-K.

Item 10: Directors, Executive Officers and Corporate Governance.

Legal Proceedings Involving Directors

None.

Board Leadership Structure

On May 27, 2015, David Sidransky was appointed Chairman of the Board of Directors (the “Board”) and continues to serve as Chairman. Dr. Sidransky’s experience in life science companies, as well as his scientific knowledge, his history with our Company and his own history of innovation and strategic thinking, qualify him to serve as our Chairman. Additionally, on April 23, 2018, Kenneth Berlin was appointed President and Chief Executive Officer and named a member of the Board of Directors. Mr. Berlin’s knowledge of industry standards, his experience in industry operations, and his leadership experience complements Dr. Sidransky’s scientific knowledge.

While we do not have a formal policy regarding the separation of our principal executive officer and chairman of our Board, we believe the current structure is in the best interest of the Company at this time. Further, this structure demonstrates to our employees and stockholders that we maintain strong leadership, with multiple backgrounds informing strategic direction of the company, and establishes effective oversight of our operations. This leadership structure promotes strategic development and execution, timely decision-making and effective management of our resources. We believe that we are well-served by this structure.

Advaxis’ directors are elected annually by the stockholders and serve for one-year terms until his/her successor is elected and qualified or until such director’s earlier death, resignation or removal. The executive officers and key personnel are appointed by and serve at the discretion of the Board of Directors.

Executive Officers and Directors of the Company

The current executive officers and directors of Advaxis and their respective ages as of January 31, 2021 are as set forth in the table below. There are no family relationships among any of our directors or our executive officers.

Name	Age	Position
Dr. David Sidransky (2) (3) (4)	60	Chairman of our Board of Directors
Dr. James P. Patton (1) (3) (4)	63	Vice Chairman of our Board of Directors
Roni A. Appel (1) (3)	54	Director
Kenneth A. Berlin (5)	56	President and Chief Executive Officer, Interim Chief Financial Officer, Director
Richard J. Berman (1) (2)	78	Director
Dr. Samir N. Khleif (2) (4)	57	Director
Andres Gutierrez	61	Chief Medical Officer and Executive Vice President
Igor Gitelman	45	Chief Accounting Officer and Vice President of Finance

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee
(4)	Member of the Research & Development Committee
(5)	Mr. Berlin was appointed as Interim Chief Financial Officer following Ms. Molly Henderson’s (former Chief Financial Officer) resignation, which became effective on September 25, 2020.

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

Kenneth Berlin

Mr. Berlin has served as our President and Chief Executive Officer and a member of our Board of Directors since April 2018. Mr. Berlin has served as our Interim Chief Financial Officer since September 2020. Prior to joining Advaxis, Mr. Berlin served as President and Chief Executive Officer of Rosetta Genomics from November 2009 until April 2018. Prior to Rosetta Genomics, Mr. Berlin was Worldwide General Manager at cellular and molecular cancer diagnostics developer Veridex, LLC, a Johnson & Johnson company. At Veridex he grew the organization to over 100 employees, launched three cancer diagnostic products, led the acquisition of its cellular diagnostics partner, and delivered significant growth in sales as Veridex transitioned from an R&D entity to a commercial provider of oncology diagnostic products and services. Mr. Berlin joined Johnson & Johnson in 1994 and served as corporate counsel for six years. From 2001 until 2004 he served as Vice President, Licensing and New Business Development in the pharmaceuticals group, and from 2004 until 2007 served as Worldwide Vice President, Franchise Development, Ortho-Clinical Diagnostics. Mr. Berlin holds an A.B. degree from Princeton University and a J.D. from the University of California Los Angeles School of Law. Mr. Berlin’s experience in life science companies, as well as his business experience in general qualify him to service as our director.

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

Igor Gitelman

Mr. Gitelman has served as the Company’s Chief Accounting Officer since February 2021 and as the Company’s VP of Finance since November 2020. Before joining the Company, Mr. Gitelman served as CFO Executive Financial Consultant for Accu Reference Medical Labs, a clinical diagnostic laboratory. Before that, from February 2017 through November 2018, Mr. Gitelman served as a chief accounting officer of Cancer Genetics, Inc., a drug discovery, preclinical oncology, and immuno-oncology services company. Prior to that, Mr. Gitelman served as an Assistant to Vice President (AVP) of Finance and Tax at clinical diagnostic laboratory, BioReference Laboratories, Inc., from October 2005 to October 2016. During this time at BioReference Laboratories, Inc., Mr. Gitelman held various positions of increasing responsibility managing the company’s internal audit function, SEC financial reporting, tax and corporate finance functions.

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

Board Meetings and Committee Meetings; Attendance

All directors who served as directors at the time attended our 2020 Annual Meeting of Stockholders. Directors are expected, but not required, to attend the annual meeting of stockholders. Our Board holds meetings at least quarterly. Our Board held 15 meetings during fiscal year 2020, 4 of which were regularly scheduled and 11 were special meetings.

Audit Committee

The Audit Committee of our Board of Directors is currently composed of Mr. Berman (Chairman), Mr. Appel and Dr. Patton, all of whom satisfy the independence and other standards for Audit Committee members under the Nasdaq rules and the Exchange Act rules. The Audit Committee is responsible for recommending the engagement of auditors to the full Board, reviewing the results of the audit engagement with the independent registered public accounting firm, reviewing the quality and integrity of our financial statements in consultation with our independent accountants, and suggesting an appropriate course of action for any irregularities, reviewing the adequacy, scope, and results of the internal accounting controls and procedures, reviewing the degree of independence of the auditors, as well as the nature and scope of our relationship with our independent registered public accounting firm, and reviewing the auditors’ fees. For fiscal year 2020, Mr. Berman served as the Audit Committee’s financial expert as defined under Item 407 of Regulation S-K. The Audit Committee held six meetings during the most recent fiscal year.

The Audit Committee operates under a written Audit Committee Charter, which is available to stockholders on our website at http://www.advaxis.com/corporate-governance/governance-overview.

Compensation Committee

The Compensation Committee of our Board of Directors currently consists of Mr. Berman, and Drs. Khleif and Sidransky (Chairman). The Compensation Committee determines the salaries, bonuses, and incentive and equity compensation of our officers subject to applicable employment agreements, provides recommendations for the salaries and incentive compensation of our other employees and consultants, and reviews and oversees our compensation programs and policies generally. For executives other than the Chief Executive Officer, the Compensation Committee receives and considers performance evaluations and compensation recommendations submitted to the Committee by the Chief Executive Officer. In the case of the Chief Executive Officer, the evaluation of his performance is conducted by the Compensation Committee, which determines any adjustments to his compensation as well as awards to be granted. The agenda for meetings of the Compensation Committee is usually determined by its Chairman, with the assistance of the Company’s Chief Executive Officer. The Compensation Committee conducts at least five regularly scheduled meetings each year, which are regularly attended by the Chief Executive Officer. The Compensation Committee engaged AON Consulting, a compensation consultant, in September 2020, to perform a compensation program review and market analysis, as well as provide recommendations regarding adjustments to executive officer base salaries, target bonus opportunities and long-term equity incentives. The Compensation Committee held six meetings during the 2020 fiscal year.

The Compensation Committee operates under a written Compensation Committee Charter, which is available to stockholders on our website at http://www.advaxis.com/corporate-governance/governance-overview.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of our Board of Directors currently consists of Drs. Patton (Chairman), Appel and Sidransky. The functions of the Nominating and Corporate Governance Committee include identifying and recommending to the Board individuals qualified to serve as members of the Board and on the committees of the Board, advising the Board with respect to matters of board composition, procedures and committees, developing and recommending to the Board a set of corporate governance principles applicable to us and overseeing corporate governance matters generally including review of possible conflicts and transactions with persons affiliated with directors or members of management, and overseeing the annual evaluation of the Board and our management. The Nominating and Governance Committees held three meetings during the 2020 fiscal year.

On September 29, 2020, the Board approved amendments to and the restatement of the Company’s bylaws (the “By-Laws”), which included amendments to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors. The Nominating and Corporate Governance Committee will consider director candidates recommended by eligible stockholders. Stockholders may recommend director nominees for consideration by the Nominating and Corporate Governance Committee by writing to the Nominating and Corporate Governance Committee, Attention: Chairman, Advaxis, Inc., 305 College Road East, Princeton, New Jersey, 08540. Any recommendations for director made to the Nominating and Corporate Governance Committee should include the nominee’s name and qualifications for membership on our Board and must include the information required pursuant to the By-Laws with respect to the nominating stockholder and the director nominee.

The Company must receive the written nomination for an annual meeting not less than 90 days and not more than 120 days prior to the first anniversary of the previous year’s annual meeting of stockholders, or, if no annual meeting was held the previous year or the date of the annual meeting is advanced more than 30 days before or delayed more than 60 days after the anniversary date, we must receive the written nomination not later than the later of 90 days prior to such annual meeting or the close of business on the tenth day following the day on which public announcement of the date of such annual meeting is made by the Company.

The Nominating and Corporate Governance Committee operates under a written Nominating and Corporate Governance Committee Charter, which is available to stockholders on our website at http:// www.advaxis.com/corporate-governance/governance-overview.

Research and Development Committee

The Research and Development Committee was established in August 2013 with the purpose of providing advice and guidance to the Board on scientific and medical matters and development. The Research and Development Committee currently consists of Drs. Sidransky, Khleif and Patton. The functions of the Research and Development Committee include providing advice and guidance to the Board on scientific matters and providing advice and guidance to the Board on medical matters. The Research and Development Committee held did not hold any meetings during the 2020 fiscal year.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our employees, senior management and Board of Directors, including the Chief Executive Officer and Chief Accounting Officer. The Code of Business Conduct and Ethics is available on our website at http://www.advaxis.com/corporate-governance/governance-overview.

Item 11: Executive Compensation.

The following table sets forth the compensation of our chief executive officer and chief financial officer, and our “named executive officers,” for the fiscal years ended October 31, 2020 and 2019:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus (1)	Stock Award(s)	Option Award(s) (2)	All Other Compensation (3)	Total

Kenneth Berlin (4)	2020	$554,320	$554,320	-	$26,000	$53,809	$1,188,449
President, Chief Executive Officer, Interim Chief Financial Officer	2019	$551,750	$240,000	-	$146,398	$45,588	$983,736

Molly Henderson (4)	2020	$369,163	$-	-	$26,000	$18,593	$413,756
Executive VP, Chief Financial Officer	2019	$397,896	$120,000	-	$58,498	$20,052	$596,446

Andres Gutierrez (4)	2020	$426,130	$170,560	-	$26,000	$27,575	$650,265
Senior VP, Chief Medical Officer	2019	$424,423	$120,000	-	$58,498	$24,346	$627,267

(1) Represents annual incentive bonuses for services performed during fiscal 2020 and fiscal 2019, which in each case were paid in the following fiscal year. In fiscal 2020, the NEOs received bonuses approximating 100% for Mr. Berlin and 0% for Ms. Henderson and 40% for Dr. Gutierrez. In fiscal 2019, the NEOs received bonuses approximating 43% for Mr. Berlin and 30% for Ms. Henderson and 28% for Dr. Gutierrez. These bonuses reflect achievement of corporate goals and objectives for fiscal 2020 and fiscal 2019, respectively.

(2) Reflects the aggregate grant date fair value of stock options determined in accordance with FASB ASC Topic 718. The assumptions used in determining the grant date fair values of the stock options are set forth in Note 7 to the Company’s financial statements.

(3) All Other Compensation is more fully described in the table under “All Other Compensation – Supplemental” below.

(4) Mr. Berlin and Mr. Gutierrez began their employment with the Company as the CEO and the CMO, respectively, in April 2018. Ms. Henderson began her employment as the Company’s CFO in June 2018 and resigned effective September 25, 2020. Mr. Berlin was appointed as Interim Chief Financial Officer following Ms. Henderson’s resignation.

All Other Compensation – Supplemental

	Fiscal	Health Insurance Premiums	Life and AD&D Insurance	Matching Contributions to 401(k) Plan	Other	Total
Name and Principal Position	Year	$	$	$	$	$

Kenneth Berlin	2020	26,402	5,568	21,239	600	53,809
President, Chief Executive Officer	2019	23,348	998	21,242	-	45,588

Molly Henderson	2020	2,769	510	14,760	554	18,593
Executive VP, Chief Financial Officer	2019	3,115	998	15,939	-	20,052

Andres Gutierrez	2020	26,399	576	-	600	27,575
Senior VP, Chief Medical Officer	2019	23,348	998	-	-	24,346

Employment Agreements with Named Executive Officers

The Company appointed Mr. Berlin as President and Chief Executive Officer, effective April 23, 2018. The Company and Mr. Berlin entered into an employment agreement, effective April 23, 2018, which provides for an initial three-year term, after which it will be automatically renewed for one year periods, unless otherwise terminated by either party upon ninety (90) days’ written notice. The employment agreement provides that Mr. Berlin will receive a base salary of $554,320 per year, as adjusted for annual increases by the Compensation Committee since entry of the agreement, and he is eligible for an annual bonus targeted at 55% of his base salary based on achievement of performance goals in the discretion of the Compensation Committee. Mr. Berlin also received a one-time lump-sum bonus equal to $150,000 that was paid within fifteen (15) days following the effective date of the agreement. Mr. Berlin also received 50,000 stock options and 16,667 restricted stock units (both as adjusted to account for our 1 for 15 reverse stock split effective March 29, 2019), which vest in equal instalments over the first three years of his employment. In May 2020, Mr. Berlin received an additional 50,000 stock options, which vest in equal instalments of 16,667 options on the first three anniversary dates of the grant.

The Company appointed Ms. Henderson as Executive Vice President and Chief Financial Officer, effective June 6, 2018 and she resigned effective September 25, 2020. The Company and Ms. Henderson entered into an employment agreement, effective June 6, 2018, which provided for an initial three-year term, after which it automatically renewed for one year periods, unless otherwise terminated by either party upon ninety (90) days’ written notice. The employment agreement provided that Ms. Henderson would receive a base salary of $399,750 per year, as adjusted for annual increases by the Compensation Committee since entry of the agreement, and eligible for an annual bonus based on achievement of performance goals in the discretion of the Compensation Committee. On June 6, 2018, Ms. Henderson also received 16,667 stock options (as adjusted to account for our 1 for 15 reverse stock split effective March 29, 2019), which vest annually on the first three anniversaries of her employment. In November 2018 and in October 2019 Ms Henderson received 8,333 and 25,000 stock options respectively which vest in three equal annual instalments each. In May 2020, Ms. Henderson received an additional 50,000 stock options, which vest in equal annual instalments of 16,667 options on the first three anniversary dates of the grant. Following Ms. Henderson’s resignation from the Company, which was effective September 25, 2020, all of Ms. Henderson’s options, expired unexercised.

The Company appointed Mr. Gutierrez as Executive Vice President and Chief Medical Officer, effective April 23, 2018. The Company and Mr. Gutierrez entered into an employment agreement, effective April 23, 2018, which provides for an initial three-year term, after which it will be automatically renewed for one year periods, unless otherwise terminated by either party upon ninety (90) days’ written notice. The employment agreement provides that Mr. Gutierrez will receive a base salary of $426,400 per year, as adjusted for annual increases by the Compensation Committee since entry of the agreement, and eligible for an annual bonus based on achievement of performance goals at the discretion of the Compensation Committee. Mr. Gutierrez also received a one-time lump-sum bonus equal to $40,000 that was paid within the first ninety (90) days following the effective date of the agreement. Mr. Gutierrez also received 16,667 stock options (as adjusted to account for our 1 for 15 reverse stock split effective March 29, 2019), which vest annually on the first three anniversaries of his employment as an equity incentive award. In May 2020, Mr. Gutierrez received an additional 50,000 stock options, which vest in equal installments of 16,667 options on the first three anniversary dates of the grant.

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

In the event Mr. Berlin’s employment is terminated without Just Cause during the period beginning 3 months prior to a Change in Control (as defined in Mr. Berlin’s employment agreement) and ending 18 months after the Change in Control (such period, the “CIC Protection Period”), or if Mr. Berlin voluntarily resigns with Good Reason, during the CIC Protection Period, and provided that Mr. Berlin continues to comply with certain covenants set forth in his employment agreement, in addition to the applicable base salary and any earned but unpaid bonus for the prior fiscal year, plus any accrued but unused vacation time and unpaid expenses that have been earned as of the date of such termination, Mr. Berlin is entitled to the following severance benefits: (i) an amount equal to 1.75 times the sum of the applicable base salary plus an amount equal to Mr. Berlin’s target bonus, payable in a single lump sum within sixty (60) days of the termination, (ii) a bonus payment for the year in which the employment is terminated equal to the target bonus percentage, multiplied by the base salary in effect at the time of termination, multiplied by a fraction, the numerator of which is the number of calendar days Mr. Berlin was employed during such year and the denominator is 365, (iii) continued health and welfare benefits for 21 months, and (iv) full vesting and exercisability of all stock options and stock awards.

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

The table below shows the estimated value of benefits to each of the named executive officers if their employment had been terminated under various circumstances as of October 31, 2020. The amounts shown in the table exclude accrued but unpaid base salary, unreimbursed employment-related expenses, accrued but unpaid vacation pay, and the value of equity awards that were vested by their terms as of October 31, 2020.

	Involuntary Termination without a Change in Control ($)		Involuntary Termination in connection with a Change in Control ($)		Death ($)		Disability ($)		Termination for Cause; Voluntary Resignation ($)

Kenneth Berlin
Cash severance	554,320	(1)	1,503,593	(5)	-		554,320	(1)	-
Bonus	304,876	(7)	304,876	(2)	304,876	(2)	304,876	(7)	-
Health benefits	30,335	(3)	53,087	(6)	-		30,335	(3)	-
Value of equity Acceleration	2,344	(4)	2,344	(4)	2,344	(4)	2,344	(4)	-
Total	891,875		1,863,900		307,220		891,875		-

Andres Gutierrez
Cash severance	426,130	(1)	426,130	(1)	-		426,130	(1)	-
Bonus	170,452	(7)	170,452	(7)	170,452	(7)	170,452	(7)	-
Health benefits	30,318	(3)	30,318	(6)	-		30,318	(3)	-
Value of equity Acceleration	233	(4)	233	(4)	233	(4)	233	(4)	-
Total	627,133		627,133		170,685		627,133		-

(1)	Reflects severance payment equal to one times base salary payable in equal monthly instalments for 12 months.

(2)	Reflects pro rata bonus determined by multiplying the target bonus amount for the year in which the termination occurs by a fraction, the numerator of which is the number of calendar days the executive is employed during such year and the denominator of which is 365. Because the amounts reflected in the table assume the named executive officer’s employment was terminated on October 31, 2020 (the last day of the 2020 fiscal year), the amounts reflected are not pro-rated.

(3)	Reflects the Company’s cost of continued health coverage at active employee rates for 12 months.

(4)	Reflects the value of unvested in-the-money stock options and RSUs that vest upon the designated event.

(5)	For Mr. Berlin, reflects 1.75 times the sum of his base salary and target bonus, payable in equal monthly installments for 21 months. For the other named executive officers, equals one times base salary, payable in equal monthly installments for 12 months.

(6)	Reflects the full cost of continued health coverage for 21 months for Mr. Berlin and 12 months for the other named executive officers.

(7)	Represents a bonus payment equal to the executive’s target bonus.

Outstanding Equity Awards at 2020 Fiscal Year-End

The following table summarizes all outstanding equity awards held by our named executive officers at fiscal year-end. The market or payout value of unearned shares, units or rights that have not vested equals $0.338, which was the closing price of Advaxis’ common shares on Nasdaq on October 31, 2020 and for performance based restricted stock units presumes that the target performance goals are met.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Value of Shares or Units of Stock That Have Not Vested ($)
Kenneth Berlin	33,334	16,666	(1)	24.30	4/23/2028	5,555	(6)	1,878
	7,111	14,222	(2)	8.10	11/5/2028	-		-
	16,667	33,333	(3)	0.31	10/24/2029	-		-
	-	50,000	(4)	0.66	5/04/2030	-		-

Molly Henderson	11,112	-		25.65	12/25/2020	-		-
	2,778	-		8.10	12/25/2020	-		-

Andres Gutierrez	11,112	5,555	(5)	24.30	4/23/2028	-		-
	2,778	5,555	(2)	8.10	11/5/2028	-		-
	8,333	16,667	(3)	0.31	10/24/2029	-
	-	50,000	(4)	0.66	5/04/2030	-		-

(1)	Of these options, one-third vested on December 31, 2018, one-third vested on April 23, 2020, and the award will be fully vested on April 23, 2021.

(2)	Of these options, one-third vested on November 5, 2019, one-third will vest on November 5, 2020, and the award will be fully vested on November 5, 2021.

(3)	Of these options, one-third vested on October 24, 2020, one-third will vest on October 24, 2021, and the award will be fully vested on October 24, 2022.

(4)	Of these options, one-third will vest on May 4, 2021, one-third will vest on May 4, 2022, and the award will be fully vested on May 4, 2023.

(5)	Of these options, one-third vested on April 23, 2019, one-third vested on April 23, 2020, and the award will be fully vested on April 23, 2021

(6)	Represents restricted stock units granted to Mr. Berlin as an inducement award on April 23, 2018. The award vests over three years with one-third vested on December 31, 2018, one-third vesting on April 23, 2020, and the award will be fully vested on April 23, 2021.

The table below summarizes the compensation that was earned by our non-employee directors for fiscal year 2020:

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)	Total ($)
Dr. David Sidransky	105,000	6,760	111,760
Dr. James Patton	87,500	6,760	94,260
Roni A. Appel	62,500	6,760	69,260
Richard J. Berman	72,500	6,760	79,260
Dr. Samir N. Khleif	67,500	6,760	74,260

(1)	Represents the annual retainers paid in cash for director services in fiscal year 2020.

(2)	Reflects the aggregate grant date fair value of stock options determined in accordance with FASB ASC Topic 718. The assumptions used in determining the grant date fair values of the stock options are set forth in Note 7 to the Company’s financial statements.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock by (a) each person who is known to us to be the owner of more than five percent (5%) of our common stock, (b) each of our directors, (c) each of the named executive officers, and (d) all directors and executive officers and executive employees as a group. For purposes of the table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of January 31, 2021. The percentage of ownership is based on 116,131,688 shares outstanding as of January 31, 2021. Unless otherwise indicated by footnote, the address for each of the beneficial owners set forth in the table below is c/o Advaxis, Inc., 305 College Road East, Princeton, NJ 08540.

Name of Beneficial Owner	Total # of Shares Beneficially Owned	Percentage of Ownership
Kenneth Berlin (1)	80,334	*	%
Igor Gitelman (2)	0	*	%
David Sidransky (3)	20,688	*	%
Roni Appel (4)	24,837	*	%
Richard Berman (5)	16,290	*	%
Samir Khleif (6)	19,751	*	%
James Patton (7)	32,056	*	%
Andres Gutierrez (8)	28,751	*	%
All Current Directors and Officers as a Group (8 People) (9)	222,707	*	%
Molly Henderson (10)	5,833	*	%
Renaissance Technologies LLC (11)	6,069,343	5.23%

*Less than 1%

(1) Represents 16,111 issued shares of our Common Stock and options to purchase 64,223 shares of our Common Stock exercisable within 60 days.

(2) Mr. Gitelman’s options are not exercisable within 60 days.

(3) Represents 7,355 issued shares of our Common Stock and options to purchase 13,333 shares of our Common Stock exercisable within 60 days.

(4) Represents 10,476 issued shares of our Common Stock, options to purchase 12,472 shares of our Common Stock exercisable within 60 days and warrants to purchase 1,889 shares of our Common Stock exercisable within 60 days.

(5) Represents 3,711 issued shares of our Common Stock and options to purchase 12,579 shares of our Common Stock exercisable within 60 days.

(6) Represents 4,639 issued shares of our Common Stock and options to purchase 15,112 shares of our Common Stock exercisable within 60 days.

(7) Represents 19,117 issued shares of our Common Stock and options to purchase 12,939 shares of our Common Stock exercisable within 60 days.

(8) Represents 3,750 issued shares of our Common Stock and options to purchase 25,001 shares of our Common Stock exercisable within 60 days.

(9) Represents 65,159 issued shares of our Common Stock and options to purchase 155,659 shares of our Common Stock exercisable within 60 days and warrants to purchase 1,889 shares of our Common Stock exercisable within 60 days.

(10) Represents 5,833 issued shares of our Common Stock. Ms. Henderson resigned as the Company’s Chief Financial Officer effective September 25, 2020.

(11) Represents 6,069,343 issued shares of our Common Stock. The address for Renaissance Technologies LLC is 800 Third Avenue, New York, New York 10022. Information is derived solely from Schedule 13G/A filed on February 11, 2021.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table includes information related to shares available and outstanding awards under our equity incentive plans as of October 31, 2020:

Plan Category	Number of Securities to be issued upon Exercise of outstanding Options, Warrants and Rights (#)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (#)
Equity Compensation Plans approved by security holders	1,011,768	33.43	4,856,166
Equity Compensation Plans not approved by security holders	-	-	-
TOTAL:	1,011,768	33.43	4,856,166

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during the 2020 fiscal year were of Mr. Berman, and Drs. Khleif and Sidransky. During the 2020 fiscal year, no member of our Compensation Committee was an officer, former officer or employee of the Company or had any direct or indirect material interest in a transaction with us or in a business relationship with the Company that would require disclosure under the applicable rules of the SEC. In addition, no interlocking relationship existed between any member of our Compensation Committee, any member of our Board, or one of our executive officers, and any member of the board of directors or compensation committee of any other company.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, our Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K.

The Compensation Committee
Dr. David Sidransky – Chair
Dr. Samir Khleif
Richard Berman

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

Director Independence

In accordance with the disclosure requirements of the SEC, we have adopted the Nasdaq listing standards for independence. Each of our non-employee directors is independent in accordance with the definition set forth in the Nasdaq rules. Each nominated member of each of our Board committees is an independent director under the Nasdaq standards applicable to such committees. The Board considered the information included in transactions with related parties as outlined below along with other information the Board considered relevant, when considering the independence of each director.

Item 14: Principal Accountant Fees and Services.

In December 2012, we engaged Marcum, LLP (“Marcum”) as our independent registered public accounting firm to audit our financial statements. Beginning with the fiscal year ended October 31, 2012, Marcum has audited our financial statements. The following table presents fees for professional services rendered by Marcum for the fiscal years ended October 31, 2020 and 2019:

	Fiscal 2020	Fiscal 2019
Audit Fees (1)	$202,910	$157,899
Tax Fees (2)	-	-
All Other Fees (3)	45,088	84,460
Total	$247,998	$242,359

(1)	Audit Fees consisted primarily of annual audit fees and reviews of the Company’s quarterly reports on Form 10-Q.

(2)	Tax Fees consisted primarily of services related to tax compliance, including the preparation, review and filing of tax returns.

(3)	All Other Fees consisted primarily of services related to the review of securities registration documents and other non-audit reviews.

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

PART IV

3. List of Exhibits.

See the Exhibit Index in Item 15(b) below.

Exhibit Number	Description of Exhibits

4.11*	Description of each class of securities registered under Section 12 of the Securities Exchange Act of 1934

10.32‡	Employment Agreement between Advaxis, Inc. and Kenneth A. Berlin, dated April 23, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 23, 2018).

10.33*‡	Employment Agreement between Advaxis, Inc. and Andres Gutierrez, M.D., dated April 23, 2018.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

‡	Denotes management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Princeton, Mercer County, State of New Jersey, on this 26th day of February 2021.

ADVAXIS, INC.

By:	/s/ Kenneth Berlin
Kenneth Berlin
President, Chief Executive Officer and interim Chief Financial Officer

