Form 10-Q
period 2021-01-31
Advaxis, Inc.
filed 2021-03-16
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-36138

ADVAXIS, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0563870
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

305 College Road East, Princeton, NJ	08540
(Address of principal executive offices)	(Zip Code)

(609) 452-9813

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ADXS	Nasdaq Capital Market
Preferred Share Purchase Rights	-	Nasdaq Capital Market

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of March 8, 2021 was 119,466,620.

CAUTIONARY NOTE REGARDING FORWARD LOOKING-STATEMENTS

This quarterly report on Form 10-Q (“Form 10-Q”) of Advaxis, Inc. (the “Company”) includes statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, these forward-looking statements can be identified by the use of such terms as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or the negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Form 10-Q and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned discovery and development of drug candidates, the strength and breadth of our intellectual property, our ongoing and planned preclinical studies and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, the degree of clinical utility of our product candidates, particularly in specific patient populations, expectations regarding clinical trial data, our results of operations, financial condition, our available cash, liquidity, prospects, growth and strategies, impacts of the ongoing coronavirus (COVID-19) pandemic, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect our industry or us.

By their nature, forward-looking statements involve risks and uncertainties because they relate to the occurrence and timing of events or circumstances, many of which are beyond the control of the Company As a result of these, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-Q, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate, are consistent with the forward-looking statements contained in this Form 10-Q, they may not be predictive of results or developments in future periods.

Some of the material factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	the success and timing of our clinical trials, including patient accrual;

●	our ability to obtain and maintain regulatory approval or reimbursement of our product candidates for marketing;

●	our ability to obtain the appropriate labeling of our products under any regulatory approval;

●	our ability to develop and commercialize our products;
●	potential effects of the COVID-19 pandemic on our business, financial condition, liquidity and results of operations, and our ability to continue operations in the same manner as previously conducted prior to the macroeconomic effects of the COVID-19 pandemic;

●	the successful development and implementation of our sales and marketing campaigns;

●	the change of key scientific or management personnel;

●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;

●	our ability to successfully compete in the potential markets for our product candidates, if commercialized;

●	regulatory developments in the United States and other countries;

●	the rate and degree of market acceptance of any of our product candidates;

●	new products, product candidates or new uses for existing products or technologies introduced or announced by our competitors and the timing of these introductions or announcements;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	our available cash;

●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

●	our ability to obtain additional funding;

●	our ability to obtain and maintain intellectual property protection for our product candidates;

●	the success and timing of our preclinical studies, including IND enabling studies;

●	the ability of our product candidates to successfully perform in clinical trials and to resolve any clinical holds that may occur;

●	our ability to obtain and maintain approval of our product candidates for trial initiation;

●	our ability to manufacture and the performance of third-party manufacturers;

●	our ability to identify license and collaboration partners and to maintain existing relationships;

●	the performance of our clinical research organizations, clinical trial sponsors, clinical trial investigators and collaboration partners for any clinical trials we conduct;

●	any outcomes from our review of strategic transactions;

●	our ability to successfully implement our strategy; and

●	the factors described in the “Risk Factors” section of the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2020 (the “2020 Annual Report on Form 10-K”), as updated and amended in other filings by the Company with the Securities and Exchange Commission (the “SEC”).

You should also read carefully the factors described in the “Risk Factors” section of the 2020 Annual Report on Form 10-K. Any forward-looking statements that we make in this Form 10-Q speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Form 10-Q except as required by the federal securities laws.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ADVAXIS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	January 31, 2021	October 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$33,318	$25,178
Deferred expenses	1,602	1,808
Prepaid expenses and other current assets	608	865
Total current assets	35,528	27,851

Property and equipment (net of accumulated depreciation)	2,189	2,393
Intangible assets (net of accumulated amortization)	3,404	3,261
Operating right-of-use asset (net of accumulated amortization)	4,644	4,839
Other assets	182	182
Total assets	$45,947	$38,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$399	$410
Accrued expenses	2,142	1,737
Common stock warrant liability	44	17
Current portion of operating lease liability	992	962
Deferred revenue	-	165
Total current liabilities	3,577	3,291

Operating lease liability, net of current portion	4,795	5,055
Total liabilities	8,372	8,346

Commitments and contingencies – Note 9

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; Series B Preferred Stock; 0 shares issued and outstanding at January 31, 2021 and October 31, 2020; Liquidation preference of $0 at January 31, 2021 and October 31, 2020	-	-
Common stock - $0.001 par value; 170,000,000 shares authorized, 116,130,688 and 78,074,023 shares issued and outstanding at January 31, 2021 and October 31, 2020, respectively	116	78
Additional paid-in capital	452,174	440,840
Accumulated deficit	(414,715)	(410,738)
Total stockholders’ equity	37,575	30,180
Total liabilities and stockholders’ equity	$45,947	$38,526

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended January 31,
	2021	2020

Revenue	$1,615	$3

Operating expenses:
Research and development expenses	2,570	4,859
General and administrative expenses	3,008	3,030
Total operating expenses	5,578	7,889

Loss from operations	(3,963)	(7,886)

Other income (expense):
Interest income, net	1	66
Net changes in fair value of derivative liabilities	(27)	(37)
Other income	12	-
Net loss before benefit for income taxes	(3,977)	(7,857)

Income tax expense	-	-

Net loss	$(3,977)	$(7,857)

Net loss per common share, basic and diluted	$(0.05)	$(0.15)

Weighted average number of common shares outstanding, basic and diluted	83,943,982	51,747,246

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended January 31,
	2021	2020

OPERATING ACTIVITIES
Net loss	$(3,977)	$(7,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	236	242
Loss on change in value of warrants	27	37
Loss on disposal of property and equipment	12	-
Abandonment of intangible assets	-	232
Depreciation expense	192	229
Amortization expense of intangible assets	67	91
Amortization of right-of-use asset	195	181
Change in operating assets and liabilities:
Prepaid expenses and other current assets	463	789
Other assets	-	1
Accounts payable and accrued expenses	394	(1,462)
Deferred revenue	(165)	-
Operating lease liabilities	(230)	(191)
Net cash used in operating activities	(2,786)	(7,708)

INVESTING ACTIVITIES
Cost of intangible assets	(210)	(238)
Net cash used in investing activities	(210)	(238)

FINANCING ACTIVITIES
Net proceeds of issuance of common stock	8,550	9,737
Warrant exercise	2,586	-
Proceeds from employee stock purchase plan	-	2
Net cash provided by financing activities	11,136	9,739

Net increase in cash and cash equivalents	8,140	1,793
Cash and cash equivalents at beginning of period	25,178	32,363
Cash and cash equivalents at end of period	$33,318	$34,156

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH AND FINANCING ACTIVITIES
Warrant liability reclassified into equity	-	2
Amounts accrued for offering costs	-	109

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

Liquidity and Capital Resources

Liquidity and Management’s Plans

Similar to other development stage biotechnology companies, the Company’s products that are being developed have not generated significant revenue. As a result, the Company has suffered recurring losses and requires significant cash resources to execute its business plans. These losses are expected to continue for the foreseeable future.

As of January 31, 2021, the Company had approximately $33.3 million in cash and cash equivalents. Although the Company expects to have sufficient capital to fund its obligations, as they become due, in the ordinary course of business until at least March 2022, the actual amount of cash that it will need to operate is subject to many factors. Over the past year, the Company has taken steps to obtain additional financing, including an at-the-market (“ATM”) program through A.G.P./Alliance Global Partners and an equity line financing arrangement with Lincoln Park Capital. Pursuant to these warrant exercises, the Company received aggregate proceeds of about $2.6 million which were payable upon exercise. With these funds raised and a reduction in the operating expenses the Company believes that it has enough cash to fund its operations for one year from the date of filing.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation/Estimates

The accompanying unaudited interim condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and the accompanying unaudited interim condensed balance sheet as of January 31, 2021 has been derived from the Company’s October 31, 2020 audited financial statements. In the opinion of management, the unaudited interim condensed financial statements furnished include all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented.

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

These unaudited interim condensed financial statements should be read in conjunction with the financial statements of the Company as of and for the fiscal year ended October 31, 2020 and notes thereto contained in the Company’s 2020 Annual Report on Form 10-K, as filed with the SEC on January 22, 2021, and as amended by Amendment No. 1 thereto on Form 10-KA filed on February 26, 2021.

Net Income (Loss) per Share

Basic net income or loss per common share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share give effect to dilutive options, warrants, restricted stock units and other potential common stock outstanding during the period. In the case of a net loss, the impact of the potential common stock resulting from warrants, outstanding stock options and convertible debt are not included in the computation of diluted loss per share, as the effect would be anti-dilutive. In the case of net income, the impact of the potential common stock resulting from these instruments that have intrinsic value are included in the diluted earnings per share. The table below sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share as of January 31, 2021 and 2020. As of January 31, 2021 and 2020, 0 and 343,838 warrants, respectively, are included in the basic earnings per share computation because the exercise price was $0.

	As of January 31,
	2021	2020
Warrants	8,014,220	5,405,726
Stock options	1,047,377	553,446
Restricted stock units	5,556	11,644
Total	9,067,153	5,970,816

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying condensed financial statements.

3. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	January 31, 2021	October 31, 2020

Leasehold improvements	$2,335	$2,335
Laboratory equipment	1,131	1,218
Furniture and fixtures	744	744
Computer equipment	409	409
Construction in progress	19	19
Total property and equipment	4,638	4,725
Accumulated depreciation and amortization	(2,449)	(2,332)
Net property and equipment	$2,189	$2,393

Depreciation expense for the three months ended January 31, 2021 and 2020 was $0.2 million.

4. INTANGIBLE ASSETS

Intangible assets, net consisted of the following (in thousands):

	January 31, 2021	October 31, 2020

Patents	$4,689	$4,479
Licenses	777	777
Software	117	117
Total intangibles	5,583	5,373
Accumulated amortization	(2,179)	(2,112)
Intangible assets	$3,404	$3,261

The expiration dates of the existing patents range from 2021 to 2040 but the expiration dates can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to further pursue the application. Patent applications having a net book value of $0 million and $0.3 million were abandoned and were charged to general and administrative expenses in the statement of operations for each of the three months ended January 31, 2021 and 2020, respectively. Amortization expense for intangible assets that was charged to general and administrative expense in the statement of operations aggregated $ 67 thousand and $0.1 million for each of the three months ended January 31, 2021 and 2020, respectively.

Management has reviewed its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. Net assets are recorded on the balance sheet for patents and licenses related to axalimogene filolisbac (AXAL), ADXS-HOT, ADXS-PSA and ADXS-HER2 and other products that are in development. However, if a competitor were to gain FDA approval for a treatment before us or if future clinical trials fail to meet the targeted endpoints, the Company will likely record an impairment related to these assets. In addition, if an application is rejected or fails to be issued, the Company would record an impairment of its estimated book value. Lastly, if the Company is unable to raise enough capital to continue funding its studies and developing its intellectual property, the Company would likely record an impairment to these assets.

As of January 31, 2021, the estimated amortization expense by fiscal year based on the current carrying value of intangible assets is as follows (in thousands):

Fiscal year ending October 31,

2021 (Remaining)	$205
2022	273
2023	273
2024	273
2025	273
Thereafter	2,107
Total	$3,404

5. ACCRUED EXPENSES:

The following table summarizes accrued expenses included in the condensed balance sheets (in thousands):

	January 31, 2021	October 31, 2020

Salaries and other compensation	$496	$737
Vendors	1,414	671
Professional fees	232	329
Total accrued expenses	$2,142	$1,737

6. COMMON STOCK PURCHASE WARRANTS AND WARRANT LIABILITY

Warrants

As of January 31, 2021, there were outstanding warrants to purchase 8,341,558 shares of our common stock with exercise prices ranging from $0 to $281.25 per share. Information on the outstanding warrants is as follows:

Exercise Price	Number of Shares Underlying Warrants	Expiration Date	Type of Financing
$281.25	25	N/A	Other warrants
$0.30	70,863	July 2024	September 2018 Public Offering
$2.80	327,338	September 2024	July 2019 Public Offering
$0.35	7,943,332	November 2025	November 2020 Public Offering
Grand Total	8,341,558

As of October 31, 2020, there were outstanding warrants to purchase 398,226 shares of our common stock with exercise prices ranging from $0 to $281.25 per share. Information on the outstanding warrants is as follows:

Exercise Price	Number of Shares Underlying Warrants	Expiration Date	Type of Financing
$-	327,338	July 2024	July 2019 Public Offering
$281.25	25	N/A	Other Warrants
$0.372	70,863	September 2024	September 2018 Public Offering
Grand Total	398,226

A summary of warrant activity for the quarter ended January 31, 2021 is as follows (in thousands, except share and per share data):

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value
Outstanding and exercisable warrants at October 31, 2020	398,226	$0.08	3.76	$110,640
Issued	15,333,332	0.35	4.82
Exercised	(7,390,000)	0.35
Outstanding and exercisable warrants at January 31, 2021	8,341,558	$0.45	4.76	$3,048,937

As of January 31, 2021, the Company had 8,270,695 of its total 8,341,558 outstanding warrants classified as equity (equity warrants). At October 31, 2020, the Company had 327,363 of its total 398,226 outstanding warrants classified as equity (equity warrants). At issuance, equity warrants are recorded at their relative fair values, using the relative fair value method, in the stockholders’ equity section of the condensed balance sheets.

Warrant Liability

As of January 31, 2021, the Company had 70,863 of its total 8,341,558 outstanding warrants from September 2018 Public Offering classified as liabilities (liability warrants). At October 31, 2020, the Company had 70,863 of its total 398,226 outstanding warrants classified as liabilities (liability warrants). These warrants contain a down round feature, except for exempt issuances as defined in the warrant agreement, in which the exercise price would immediately be reduced to match a dilutive issuance of common stock, options, convertible securities and changes in option price or rate of conversion. As of January 31, 2021, the down round feature was triggered three times and the exercise price of the warrants were reduced from $22.50 to $0.30.  The warrants require liability classification as the warrant agreement requires the Company to maintain an effective registration statement and does not specify any circumstances under which settlement in other than cash would be permitted or required. As a result, net cash settlement is assumed and liability classification is warranted. For these liability warrants, the Company utilized the Monte Carlo simulation model to calculate the fair value of these warrants at issuance and at each subsequent reporting date.

In measuring the warrant liability at January 31, 2021 and October 31, 2020, the Company used the following inputs in its Monte Carlo simulation model:

	January 31, 2021	October 31, 2020
Exercise Price	$0.30	$0.37
Stock Price	$0.73	$0.34
Expected Term	3.61 years	3.87 years
Volatility %	114%	106%
Risk Free Rate	0.20%	0.29%

7. SHARE BASED COMPENSATION

The following table summarizes share-based compensation expense included in the condensed statements of operations (in thousands):

	Three Months Ended January 31,
	2021	2020
Research and development	$57	$91
General and administrative	179	151
Total	$236	$242

Restricted Stock Units (RSUs)

A summary of the Company’s RSU activity and related information for the three months ended January 31, 2021 is as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value

Balance at October 31, 2020	5,556	$24.32
Vested	-
Cancelled	-
Balance at January 31, 2021	5,556	$24.32

As of January 31, 2021, there was approximately $30,000 of unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a remaining weighted average vesting period of approximately 0.22 years.

As of January 31, 2021, the aggregate intrinsic value of non-vested RSU’s was approximately $4,100.

Employee Stock Awards

Common Stock issued to executives and employees related to vested incentive retention awards, employment inducements, management purchases and employee excellence awards totaled 0 shares and 2,957 shares during the three months ended January 31, 2021 and 2020, respectively. Total stock compensation expense associated with employee awards for the three months ended January 31, 2021 and 2020 was approximately $0 and $56,000, respectively.

Stock Options

A summary of changes in the stock option plan for the three months ended January 31, 2021 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value (in thousands)
Outstanding as of October 31, 2020	1,011,768	$33.43	8.04	$4
Granted	50,000	0.39
Cancelled or expired	(14,391)	21.49
Outstanding as of January 31, 2021	1,047,377	$32.02	7.89	$143
Vested and exercisable at January 31, 2021	313,268	$103.55	4.72	$18

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Exercise	Number	Remaining	Exercise	Number	Remaining	Exercise
Price Range	Outstanding	Contractual	Price	Exercisable	Contractual	Price
$0.30-$10.00	793,412	9.20	$3.52	83,201	8.30	$3.52
$10.01-$100.00	91,727	6.93	$29.17	67,829	6.83	$31.01
$100.01-$200.00	92,847	2.51	$166.04	92,847	2.51	$166.04
$200.01-$277.50	69,391	1.33	$210.79	69,391	1.33	$210.79

During the three months end January 31, 2021, the Company granted options to purchase 50,000 shares of its common stock to an employee. The stock options have a ten-year term, vest over three years from the date of grant, and have an exercise price of $0.39.

Total compensation cost related to the Company’s outstanding stock options, recognized in the condensed statements of operations for the three months ended January 31, 2021 and 2020 was approximately $0.2 million.

As of January 31, 2021, there was approximately $0.4 million of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 1.54 years.

As of January 31, 2021, the aggregate intrinsic value of vested and exercisable options was $143 thousand and the aggregate intrinsic value of non-vested options was approximately $18 thousand.

In determining the fair value of the stock options granted during the three months ended January 31, 2021, the Company used the following inputs in its Black Scholes Merton model:

Three Months Ended January 31, 2021

Expected Term	6 years
Expected Volatility	103.27%
Expected Dividends	0%
Risk Free Interest Rate	0.53%

Employee Stock Purchase Plan

During the three months ended January 31, 2021 and 2020, the Company issued 0 and 5,555 shares, respectively, that were purchased under the 2018 Employee Stock Purchase Plan (“ESPP”).

8. COLLABORATION AND LICENSING AGREEMENTS

OS Therapies LLC

On September 4, 2018, the Company entered into a development, license and supply agreement with OS Therapies (“OST”) for the use of ADXS31-164, also known as ADXS-HER2, for evaluation in the treatment of osteosarcoma in humans. Under the terms of the license agreement, as amended, OST will be responsible for the conduct and funding of a clinical study evaluating ADXS-HER2 in recurrent, completely resected osteosarcoma. Under the most recent amendment to the licensing agreement, OST agreed to pay Advaxis $25,000 per month (“Monthly Payment”) starting on April 30, 2020 until it achieved its funding milestone of $2,337,500. Upon receipt of the first Monthly Payment, Advaxis initiated the transfer of the intellectual property and licensing rights of ADXS31-164, which were licensed pursuant to the Penn Agreement, back to the University of Pennsylvania. Contemporaneously, OST will enter negotiations with the University of Pennsylvania to establish a licensing agreement for ADXS31-164 to OST for clinical and commercial development of the ADXS31-164 technology.

In December 2020 and January 2021, the Company received an aggregate of $1,615,000 from OS Therapies upon achievement of the funding milestone set forth in the license agreement. The Company therefore transferred and OST took full ownership of, the IND application for ADXS31-164 in its entirety along with agreements and promises contained therein, as well as all obligations associated with this IND or any HER2 product/program development.

9. COMMITMENTS AND CONTINGENCIES

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

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Company does not have sufficient insight to determine an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company utilized a synthetic credit rating model to determine a benchmark for its incremental borrowing rate for its leases. The benchmark rate was adjusted to arrive at an appropriate discount rate for the lease.

●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.

●	Renewal option periods have not been included in the determination of the lease terms as they are not deemed reasonably certain of exercise.

●	Variable lease payments, such as common area maintenance, real estate taxes, and property insurance are not included in the determination of the lease’s right-of-use asset or lease liability.

Supplemental balance sheet information related to leases as of January 31, 2021 is as follows (in thousands):

Operating leases:
Operating lease right-of-use assets	$4,644

Operating lease liability	$992
Operating lease liability, net of current portion	4,795
Total operating lease liabilities	$5,787

Supplemental lease expense related to leases was as follows (in thousands):

Lease Cost (in thousands)	Statements of Operations Classification	For the Three Months Ended January 31, 2021	For the Three Months Ended January 31, 2020
Operating lease cost	General and administrative	290	290
Short-term lease cost	General and administrative	-	85
Variable lease cost	General and administrative	$437	141
Total lease expense		$727	516

Other information related to leases where the Company is the lessee is as follows:

For the Three Months Ended January 31, 2021
Weighted-average remaining lease term	4.8 years
Weighted-average discount rate	6.5%

Supplemental cash flow information related to operating leases was as follows:

	For the Three Months Ended January 31, 2021	For the Three Months Ended January 31, 2020
Cash paid for operating lease liabilities	$324	300

Future minimum lease payments under non-cancellable leases as of January 31, 2021 is as follows (in thousands):

Fiscal Year ending October 31,
2021 (Remaining)	$1,369
2022	1,395
2023	1,419
2024	1,444
2025	120
Thereafter	993
Total minimum lease payments	6,740
Less: Imputed interest	(953)
Total	$5,787

Under ASC 842, future minimum payments under the Company’s operating lease were as follows (in thousands):

Fiscal Year ending October 31,
2021 (Remaining)	$993
2022	1,369
2023	1,395
2024	1,419
2025	1,444
Thereafter	120
Total	$6,740

Under ASC 842, rent expense for each of the three months ended January 31, 2021 and 2020 was approximately $0.3 million.

11. STOCKHOLDERS’ EQUITY

Public Offerings

In November 2020, the Company closed on a public offering of 30,666,665 shares of its common stock at a public offering price of $0.30 per share, for gross proceeds of $9.2 million, which gives effect to the exercise of the underwriter’s option in full. In addition, the Company also undertook a concurrent private placement of warrants to purchase up to 15,333,332 shares of common stock. The warrants have an exercise price per share of $0.35, are exercisable immediately and will expire five years from the date of issuance. The warrants also provide that if there is no effective registration statement registering, or no current prospectus available for, the issuance or resale of the warrant shares, the warrants may be exercised via a cashless exercise. After deducting the underwriting discounts and commissions and other offering expenses, the net proceeds from the offering were approximately $8.5 million.

During the three months ended January 31, 2020, warrant holders from the Company’s November 2020 offering exercised 7,390,000 warrants in exchange for 7,390,000 shares of the Company’s common stock. Pursuant to these warrant exercises, the Company received aggregate proceeds of about $2.6 million which were payable upon exercise.

A summary of the changes in stockholders’ equity for the three months ended January 31, 2021 and 2020 is presented below (in thousands, except share data):

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at November 1, 2019	-	$-	50,201,671	$50	$423,750	$(384,269)	$39,531
Stock-based compensation	-	-	2,957	-	242	-	242
Advaxis public offerings, net of offering costs	-	-	10,000,000	10	9,618	-	9,628
Warrant exercises	-	-	26,416	-	2	-	2
Issuance of shares to employees under ESPP Plan	-	-	5,555	-	2	-	2
Net Loss	-	-	-	-	-	(7,857)	(7,857)
Balance at January 31, 2020	-	$-	60,236,599	$60	$433,614	$(392,126)	$41,548

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at November 1, 2020	-	$-	78,074,023	$78	$440,840	$(410,738)	$30,180
Stock-based compensation	-	-	-	-	236	-	236
Advaxis public offerings, net of offering costs	-	-	30,666,665	31	8,519	-	8,550
Warrant exercises	-	-	7,390,000	7	2,579	-	2,586
Net Loss	-	-	-	-	-	(3,977)	(3,977)
Balance at January 31, 2021	-	$-	116,130,688	$116	$452,174	$(414,715)	$37,575

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of January 31, 2021 and October 31, 2020 (in thousands):

January 31, 2021	Level 1	Level 2	Level 3	Total
Common stock warrant liability, warrants exercisable at $0.372 through September 2024	-	-	$44	$44

October 31, 2020	Level 1	Level 2	Level 3	Total
Common stock warrant liability, warrants exercisable at $0.372 through September 2024	-	-	$17	$17

The following table sets forth a summary of the changes in the fair value of the Company’s warrant liabilities (in thousands):

For the Three Months Ended January 31, 2021
Beginning balance	$17
Warrant exercises	-
Change in fair value	27
Ending Balance	$44

13. Subsequent Events

In February 2021, warrant holders exercised about 3.3 million warrants from the Company’s November 2020’s offering. The Company received aggregate proceeds of about $1.2 million from these exercises.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results indicated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed in Part I Item 1A. “Risk Factors” in our 2020 Annual Report on Form 10-K, below in Part II Item 1A. “Risk Factors” of this Form 10-Q. and in the “Cautionary Note Regarding Forward-Looking Statements” set forth at the beginning of this report.

You should read the following discussion and analysis in conjunction with the unaudited financial statements, and the related footnotes thereto, appearing elsewhere in this Form 10-Q, and in conjunction with management’s discussion and analysis and the audited financial statements included in our Annual Report on Form 10-K. In addition, we intend to use our media and investor relations website (www.advaxis.com/investor-relations), SEC filings, press releases, public conference calls and webcasts to communicate with the public about Advaxis, its services and other issues.

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

The Company believes that Lm Technology immunotherapies can complement and address significant unmet needs in the current oncology treatment landscape. Specifically, our product candidates (i.e., ADXS-PSA and ADXS-503) have the potential to optimize checkpoint performance, while having a generally well-tolerated safety profile, and most of our product candidates have an expected low cost of goods. A new Investigator-Sponsored-Study with our FDA-approved IND is expected to start with ADXS-504-HOT construct in biochemically recurrent prostate cancer patients at a leading US Medical Institution in the first half of 2021.

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

Recent Developments

On March 11, 2020, the World Health Organization declared the coronavirus (COVID-19) to be a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The pandemic has resulted in government-imposed quarantines, travel restrictions, business and school closures and other public health safety measures, many of which remain in effect to varying degrees. We continue to monitor the COVID-19 pandemic and take steps intended to mitigate the potential risks to our workforce and our operations. The COVID-19 pandemic has, and may continue to, directly or indirectly affect the pace of enrollment in our clinical trials as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency and clinical trial staff can no longer get to the clinic. Nonetheless, thus far, the COVID-19 pandemic has not had a significant impact on our business or results of operations. However, we remain in contact with the clinical sites in our study and are in discussion with additional sites to combat any potential impact in enrollment. We are unable to determine or predict the extent, duration or scope of the overall impact of the COVID-19 pandemic on our business, operations, financial condition or liquidity.

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

Results of Operations for the Three Months Ended January 31, 2021 and 2020

Revenue

Revenue increased approximately $1,612 thousand to $1,615 thousand for the three months ended January 31, 2021 compared to $3 thousand for the three months ended January 31, 2020. In the current period, we recognized royalty payments from OST.

Research and Development Expenses

We invest in research and development to advance our Lm technology through our pre-clinical and clinical development programs. Research and development expenses for the three months ended January 31, 2021 and January 31, 2020 were categorized as follows (in thousands):

	Three Months Ended January 31,		Increase (Decrease)
	2021	2020	$	%

Hotspot/Off-the-Shelf therapies	$1,200	$553	$647	117%
Prostate cancer	42	378	(336)	(89)%
HPV-associated cancers	531	1,735	(1,204)	(69)%
Personalized neoantigen-directed therapies	132	350	(218)	(62)%
Other expenses	665	1,843	(1,178)	(64)%
Total research & development expense	$2,570	$4,859	$(2,289)	(47)%

Stock-based compensation expense included in research and development expense	$57	$91	$(34)	(37)%

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs and stock-based compensation expense for employees included in our finance, legal and administrative organizations, outside legal and professional services, and facilities costs. General and administrative expenses for the three months ended January 31, 2021 and January 31, 2020 were as follows (in thousands):

	Three Months Ended January 31,		Increase (Decrease)
	2021	2020	$	%

General and administrative expense	$3,008	$3,030	$(22)	(1)%

Stock-based compensation expense included in general and administrative expense	$179	$151	$28	19%

General and administrative expenses for the three months ended January 31, 2021 decreased approximately $22 thousand, or 1%, compared to the same period in 2020. The decrease was immaterial.

Changes in Fair Values

For the three months ended January 31, 2021, we recorded non-cash loss from changes in the fair value of the warrant liability of approximately $27 thousand. The decrease in the fair value of liability warrants resulted from a decrease in our share price from $0.34 at October 31, 2020 to $0.73 at January 31, 2021.

For the three months ended January 31, 2020, we recorded non-cash income from changes in the fair value of the warrant liability of approximately $37 thousand. The increase in the fair value of liability warrants resulted from an increase in our share price from $0.32 at October 31, 2019 to $0.86 at January 31, 2020

Liquidity and Capital Resources

Management’s Plans

Similar to other development stage biotechnology companies, our products that are being developed have not generated significant revenue. As a result, we have historically suffered recurring losses and we have required significant cash resources to execute our business plans. These losses are expected to continue for the foreseeable future.

Historically, the Company’s major sources of cash have comprised proceeds from various public and private offerings of its securities (including common stock), debt financings, clinical collaborations, option and warrant exercises, income earned on investments and grants, and interest income. From October 2013 through January 31, 2021, the Company raised approximately $317.9 million in gross proceeds ($8.5 million during the three months ended January 31, 2021) from various public and private offerings of our common stock. The Company has sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future. As of January 31, 2021 and October 31, 2020, the Company had an accumulated deficit of approximately $414.7 million and $410.7 million, respectively, and stockholders’ equity of approximately $37.6 million and $30.2 million, respectively.

The COVID-19 pandemic has negatively affected the global economy and created significant volatility and disruption of financial markets. An extended period of economic disruption could negatively affect the Company’s business, financial condition, and access to sources of liquidity. As of January 31, 2021, the Company had approximately $33.3 million in cash and cash equivalents. The actual amount of cash that the Company will need to continue operating is subject to many factors. The Company based this estimate on assumptions that may prove to be wrong, and we could use available capital resources sooner than currently expected.

The Company recognizes that it will need to raise additional capital in order to continue to execute its business plan in the future. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain financing on terms acceptable to it or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to further scale back its operations.

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

Cash Flows

Operating Activities

Net cash used in operating activities includes reduced spending associated with our clinical trial programs and general and administrative activities. Net cash used in operating activities was approximately $2.8 million for the three months ended January 31, 2021, compared to $7.7 million for the three months ended January 31, 2020. The decrease was due to measures to control costs for non-essential items in areas that did not support our strategic direction, and as a result, we have continued to reduce non-strategic operating expenditures over the past several quarters.

Investing Activities

Net cash used in investing activities was approximately $0.2 million for the three months ended January 31, 2021 and 2020 for intangible assets.

Financing Activities

Net cash provided by financing activities was approximately $11.1 million for the three months ended January 31, 2021, as compared to $9.7 million for the three months ended January 31, 2020. On November 27, 2020, the Company completed an underwritten public offering of 26,666,666 shares of common stock and common stock warrants to purchase up to 13,333,333 shares of common stock (the “November 2020 Offering”). On November 24, 2020, the underwriters notified us that they had exercised their option to purchase an additional 3,999,999 shares of common stock and 1,999,999 warrants in full. After giving effect to the full exercise of the underwriters’ option, we issued and sold an aggregate 30,666,665 shares of common stock and warrants to purchase up to 15,333,332 shares of common stock. We received gross proceeds of approximately $9.2 million, before deducting the underwriting discounts and commissions and fees and expenses payable by us in connection with the November 2020 Offering. In January 2020, we completed a public offering of 10,000,000 shares of our common stock, which resulted in net proceeds of approximately $9.7 million.

Off-Balance Sheet Arrangements

As of January 31, 2021, we had no off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

●	it requires assumptions to be made that were uncertain at the time the estimate was made, and

●	changes in the estimate or different estimates that could have been selected could have a material impact in our results of operations or financial condition.

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

See Note 2 to our condensed financial statements for a discussion of our significant accounting policies.

Recently Issued Accounting Standards Not Yet Effective or Adopted

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At January 31, 2021, we had approximately $33.3 million in cash and cash equivalents, which consisted primarily of bank deposits and money market funds. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. We use a combination of internal and external management to execute our investment strategy and achieve our investment objectives. We typically invest in highly-rated securities, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and interim principal financial officer of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Based upon this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended January 31, 2021, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business and financial results are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2020 Annual Report on Form 10-K should be carefully considered. There has been no material change in this information. The risks described in the 2020 Annual Report on Form 10-K, and the information in the section of this Form 10-Q entitled “Cautionary Note Regarding Forward Looking Statements” are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations.

Item 6. Exhibits

Exhibit No.	Description

3.1	Second Amended and Restated By-Laws of Advaxis, Inc., incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2021.

31.1*	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

March 16, 2021

ADVAXIS, INC.

By:	/s/ Igor Gitelman
Name:	Igor Gitelman
Title:	Chief Accounting Officer, VP of Finance

By:	/s/ Kenneth Berlin
Name:	Kenneth Berlin
Title:	President, Chief Executive Officer and Interim Chief Financial Officer

