Form 10-Q
period 2021-04-30
Advaxis, Inc.
filed 2021-06-14
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-36138

ADVAXIS, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0563870
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

9 Deer Park Drive, Suite K-1, Monmouth Junction, NJ	08852
(Address of principal executive offices)	(Zip Code)

(609) 452-9813

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ADXS	Nasdaq Capital Market
Preferred Share Purchase Rights	-	Nasdaq Capital Market

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of June 7, 2021 was 145,638,459.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ADVAXIS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	April 30, 2021 (Unaudited)	October 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$48,110	$25,178
Deferred expenses	1,333	1,808
Accounts receivable	1,375	-
Prepaid expenses and other current assets	1,295	865
Total current assets	52,113	27,851

Property and equipment (net of accumulated depreciation)	333	2,393
Intangible assets (net of accumulated amortization)	3,325	3,261
Operating right-of-use asset (net of accumulated amortization)	-	4,839
Other assets	-	182
Total assets	$55,771	$38,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,156	$410
Accrued expenses	2,133	1,737
Common stock warrant liability	4,931	17
Current portion of operating lease liability	-	962
Deferred revenue	-	165
Total current liabilities	8,220	3,291

Operating lease liability, net of current portion	-	5,055
Total liabilities	8,220	8,346

Commitments and contingencies – Note 9

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; Series B Preferred Stock; 0 shares issued and outstanding at April 30, 2021 and October 31, 2020; Liquidation preference of $0 at April 30, 2021 and October 31, 2020	-	-
Common stock - $0.001 par value; 170,000,000 shares authorized, 145,638,459 and 78,074,023 shares issued and outstanding at April 30, 2021 and October 31, 2020, respectively	146	78
Additional paid-in capital	467,227	440,840
Accumulated deficit	(419,822)	(410,738)
Total stockholders’ equity	47,551	30,180
Total liabilities and stockholders’ equity	$55,771	$38,526

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020

Revenue	$1,375	$250	$2,990	$253

Operating expenses:
Research and development expenses	4,344	3,922	6,914	8,781
General and administrative expenses	3,352	2,649	6,360	5,679
Total operating expenses	7,696	6,571	13,274	14,460

Loss from operations	(6,321)	(6,321)	(10,284)	(14,207)

Other income (expense):
Interest income, net	2	35	3	101
Net changes in fair value of derivative liabilities	995	14	968	(23)
Other income (expense)	217	(1)	229	(1)
Net loss before income taxes	(5,107)	(6,273)	(9,084)	(14,130)

Income tax expense	-	50	-	50

Net loss	$(5,107)	$(6,323)	$(9,084)	$(14,180)

Net loss per common share, basic and diluted	$(0.04)	$(0.10)	$(0.08)	$(0.25)

Weighted average number of common shares, basic and diluted	123,145,051	60,572,632	111,895,403	56,107,657

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended April 30,
	2021	2020

OPERATING ACTIVITIES
Net loss	$(9,084)	$(14,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	451	452
Employee stock purchase plan expense	-	1
Loss (gain) on change in value of warrants	(968)	23
Loss on disposal of property and equipment	1,530	-
Loss on write-down of intangible assets	69	-
Abandonment of intangible assets	-	603
Depreciation expense	316	457
Amortization expense of intangible assets	135	181
Amortization of right-of-use asset	327	365
Net gain on write off of right-of-use asset and lease liability	(1,116)	-
Change in operating assets and liabilities:
Accounts receivable	(1,375)	-
Prepaid expenses, other current assets and deferred expenses	45	235
Other assets	182	1
Accounts payable and accrued expenses	1,142	(1,161)
Deferred revenue	(165)	-
Operating lease liabilities	(389)	(397)
Net cash used in operating activities	(8,900)	(13,420)

INVESTING ACTIVITIES
Proceeds from disposal of property and equipment	214	-
Cost of intangible assets	(268)	(358)
Net cash used in investing activities	(54)	(358)

FINANCING ACTIVITIES
Net proceeds of issuance of common stock and warrants	28,115	9,628
Warrant exercises	3,771	-
Proceeds from employee stock purchase plan	-	4
Net cash provided by financing activities	31,886	9,632

Net increase in cash and cash equivalents	22,932	(4,146)
Cash and cash equivalents at beginning of period	25,178	32,363
Cash and cash equivalents at end of period	$48,110	$28,217

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for taxes	$-	$50

SUPPLEMENTAL DISCLOSURE OF NON-CASH AND FINANCING ACTIVITIES
Warrant liability reclassified into equity	-	2

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

As of April 30, 2021, the Company had approximately $48.1 million in cash and cash equivalents. Although the Company expects to have sufficient capital to fund its obligations, as they become due, in the ordinary course of business until at least July 2022, the actual amount of cash that it will need to operate is subject to many factors. Over the past year, the Company has taken steps to obtain additional financing, including conducting sales of its common stock through its at-the-market (“ATM”) program through A.G.P./Alliance Global Partners, an equity line financing arrangement with Lincoln Park Capital and the completion of a registered direct offering and concurrent private placement with two healthcare-focused, institutional investors in April 2021, as further described below. The Company received aggregate proceeds of about $3.8 million during the six months ended April 30, 2021 upon the exercise of outstanding warrants, which were payable upon exercise.

On April 12, 2021, the Company entered into definitive agreements with two healthcare-focused, institutional investors for the purchase of (i) 17,577,400 shares of common stock, (ii) 7,671,937 pre-funded warrants to purchase 7,671,937 shares of common stock and (iii) registered common share purchase warrants to purchase 11,244,135 shares of common stock ("Accompanying Warrants") in a registered direct offering (the “April 2021 Registered Direct Offering”). The Company also issued to the investors, in a concurrent private placement (the “April 2021 Private Placement” and together with the April 2021 Registered Direct Offering, the “April 2021 Offering”), unregistered common share purchase warrants to purchase 14,005,202 shares of the Company’s common stock (the “Private Placement Warrants”).. The Company received gross proceeds of approximately $20 million, before deducting the fees and expenses payable by us in connection with the April 2021 Offering.

On November 27, 2020, the Company completed an underwritten public offering of 26,666,666 shares of common stock and common stock warrants to purchase up to 13,333,333 shares of common stock (the “November 2020 Offering”). On November 24, 2020, the underwriters notified us that they had exercised their option to purchase an additional 3,999,999 shares of common stock and 1,999,999 warrants in full. The Company received gross proceeds of approximately $9.2 million, before deducting the fees and expenses payable by us in connection with the November 2020 Offering. With these funds raised and a reduction in the operating expenses the Company believes that it has enough cash to fund its operations for one year from the date of filing.

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

The Company does not have any current plans to raise capital in the near term, absent an extraordinary change in circumstances, such as unforeseen liabilities or if we acquire new assets that require additional investment. We do not believe we will need to raise additional capital in the near term because we have a) built a strong balance sheet (including the proceeds from the financing completed in April 2021) and b) executed on our cost reduction plans that have reduced our annual cash burn by greater than 75% over the past few years, securing a cash runway through potential future clinical and corporate milestones.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation/Estimates

The accompanying unaudited interim condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and the accompanying unaudited interim condensed balance sheet as of April 30, 2021 has been derived from the Company’s October 31, 2020 audited financial statements. In the opinion of management, the unaudited interim condensed financial statements furnished include all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented.

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

These unaudited interim condensed financial statements should be read in conjunction with the financial statements of the Company as of and for the fiscal year ended October 31, 2020 and notes thereto contained in the Company’s 2020 Annual Report on Form 10-K, as filed with the SEC on January 22, 2021, and as amended by Amendment No. 1 thereto on Form 10-K/A filed on February 26, 2021.

Net Income (Loss) per Share

Basic net income or loss per common share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share give effect to dilutive options, warrants, restricted stock units and other potential common stock outstanding during the period. In the case of a net loss, the impact of the potential common stock resulting from warrants, outstanding stock options and convertible debt are not included in the computation of diluted loss per share, as the effect would be anti-dilutive. In the case of net income, the impact of the potential common stock resulting from these instruments that have intrinsic value are included in the diluted earnings per share. The table below sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share as of April 30, 2021 and April 30, 2020, 0 and 343,838 warrants, respectively, are included in the basic earnings per share computation because the exercise price was $0.

	As of April 30,
	2021	2020
Warrants	30,225,397	5,398,226
Stock options	1,031,323	252,296
Restricted stock units	-	5,818
Total	31,256,720	5,946,322

Sequencing Policy

The Company adopted a sequencing policy under ASC 815-40-35, if reclassification of contracts from equity to liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares. This was due to the Company committing more shares than authorized. Certain instruments are classified as liabilities, after allocating available authorized shares on the basis of the most recent grant date of potentially dilutive instruments. Pursuant to ASC 815, issuances of securities granted as compensation in a share-based payment arrangement are not subject to the sequencing policy.

Leases

At the inception of an arrangement, the Company determines whether an arrangement is or contains a lease based on the facts and circumstances present in the arrangement. An arrangement is or contains a lease if the arrangement conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Most leases with a term greater than one year are recognized on the balance sheet as operating lease right-of-use assets and current and long-term operating lease liabilities, as applicable. In accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) Topic 842, Leases “ASC 842”), The Company has elected not to recognize on the balance sheet leases with terms of 12 months or less. The Company typically only includes the initial lease term in its assessment of a lease arrangement. Options to extend a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew.

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

3. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	April 30, 2021	October 31, 2020

Leasehold improvements	$-	$2,335
Laboratory equipment	413	1,218
Furniture and fixtures	-	744
Computer equipment	409	409
Construction in progress	-	19
Total property and equipment	822	4,725
Accumulated depreciation and amortization	(489)	(2,332)
Net property and equipment	$333	$2,393

Depreciation expense for the three months ended April 30, 2021 and 2020 was $0.1 million and $0.2 million, respectively. Depreciation expense for the six months ended April 30, 2021 and 2020 was $0.3 million and $0.5 million, respectively. During the three months ended April 30, 2021, the Company incurred a loss on disposal of equipment of $1.5 million, $0.97 million of which is reflected in the research and development expenses and $0.53 million of which is reflected in the general and administrative expenses in the statement of operations.

4. INTANGIBLE ASSETS

Intangible assets, net consisted of the following (in thousands):

	April 30, 2021	October 31, 2020

Patents	$4,674	$4,479
Licenses	777	777
Software	117	117
Total intangibles	5,568	5,373
Accumulated amortization	(2,243)	(2,112)
Intangible assets	$3,325	$3,261

The expiration dates of the existing patents range from 2021 to 2040 but the expiration dates can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to further pursue the application. Patent applications having a net book value of $0.1 million and $0.4 million were abandoned and were charged to general and administrative expenses in the statement of operations for each of the three months ended April 30, 2021 and 2020, respectively. Patent applications having a net book value of $0.1 million and $0.6 million were abandoned and were charged to general and administrative expenses in the statement of operations for the six months ended April 30, 2021 and 2020, respectively. Amortization expense for intangible assets that was charged to general and administrative expense in the statement of operations aggregated approximately $0.1 million for each of the three months ended April 30, 2021 and 2020, respectively. Amortization expense for intangible assets that was charged to general and administrative expense in the statement of operations aggregated $0.1 and $0.2 million for each of the six months ended April 30, 2021 and 2020, respectively.

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

As of April 30, 2021, the estimated amortization expense by fiscal year based on the current carrying value of intangible assets is as follows (in thousands):

Fiscal year ending October 31,

2021 (Remaining)	$136
2022	273
2023	273
2024	273
2025	273
Thereafter	2,097
Total	$3,325

5. ACCRUED EXPENSES:

The following table summarizes accrued expenses included in the condensed balance sheets (in thousands):

	April 30, 2021	October 31, 2020

Salaries and other compensation	$445	$737
Vendors	1,357	671
Professional fees	331	329
Total accrued expenses	$2,133	$1,737

6. COMMON STOCK PURCHASE WARRANTS AND WARRANT LIABILITY

Warrants

As of April 30, 2021, there were outstanding and exercisable warrants to purchase 30,225,397 and 16,220,195 shares, respectively, of our common stock with exercise prices ranging from $0.30 to $281.25 per share. Information on the outstanding warrants is as follows:

Exercise Price	Number of Shares Underlying Warrants	Expiration Date	Type of Financing
$281.25	25	N/A	Other warrants
$0.30	70,297	July 2024	September 2018 Public Offering
$2.80	327,338	September 2024	July 2019 Public Offering
$0.35	4,578,400	November 2025	November 2020 Public Offering
$0.70	11,244,135	April 2026	April 2021 Registered Direct Offering (Accompanying Warrants)
$0.70	14,005,202	5 years after the date such warrants become exercisable, if ever	April 2021 Private Placement (Private Placement Warrants)
Grand Total	30,225,397

As of October 31, 2020, there were outstanding warrants to purchase 398,226 shares of our common stock with exercise prices ranging from $0 to $281.25 per share. Information on the outstanding warrants is as follows:

Exercise Price	Number of Shares Underlying Warrants	Expiration Date	Type of Financing
$-	327,338	July 2024	July 2019 Public Offering
$281.25	25	N/A	Other Warrants
$0.372	70,863	September 2024	September 2018 Public Offering
Grand Total	398,226

A summary of warrant activity for the six months ended April 30, 2021 is as follows (in thousands, except share and per share data):

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value
Outstanding and exercisable warrants at October 31, 2020	398,226	$0.08	3.76	$110,640
Issued	48,254,606	0.48	5.00
Exercised	(18,427,435)	0.20
Outstanding and exercisable warrants at April 30, 2021	30,225,397	$0.67	4.89	$809,752

As of April 30, 2021, the Company had 18,910,965 of its total 30,225,397 outstanding warrants classified as equity (equity warrants). At October 31, 2020, the Company had 327,363 of its total 398,226 outstanding warrants classified as equity (equity warrants). At issuance, equity warrants are recorded at their relative fair values, using the relative fair value method, in the stockholders’ equity section of the condensed balance sheets.

Warrant Liability

As of April 30, 2021, the Company had 11,314,432 of its total 30,225,397 outstanding warrants from April 2021 Private Placement Offering and September 2018 Public Offering classified as liabilities (liability warrants). At October 31, 2020, the Company had 70,863 of its total 398,226 outstanding warrants classified as liabilities (liability warrants).

The warrants issued in the April 2021 Private Placement will become exercisable only on such day, if ever, that is fourteen (14) days after the Company files an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock, $0.001 par value per share from 170,000,000 shares to 300,000,000 shares. These warrants expire five years after the date they become exercisable. As a result, liability classification is warranted. For these liability warrants, the Company utilized the Black Scholes model to calculate the fair value of these warrants at issuance and at each subsequent reporting date.

In measuring the warrant liability for the warrants issued in the April 2021 Private Placement at April 30, 2021 and April 14, 2021 (issuance date), the Company used the following inputs in its Black Scholes model:

	April 30, 2021	April 14, 2021
Exercise Price	$0.70	$0.70
Stock Price	$0.49	$0.57
Expected Term	5.00 years	5.00 years
Volatility %	106%	106%
Risk Free Rate	0.86%	0.85%

The September 2018 Public Offering warrants contain a down round feature, except for exempt issuances as defined in the warrant agreement, in which the exercise price would immediately be reduced to match a dilutive issuance of common stock, options, convertible securities and changes in option price or rate of conversion. As of April 30, 2021, the down round feature was triggered three times and the exercise price of the warrants were reduced from $22.50 to $0.30. The warrants require liability classification as the warrant agreement requires the Company to maintain an effective registration statement and does not specify any circumstances under which settlement in other than cash would be permitted or required. As a result, net cash settlement is assumed and liability classification is warranted. For these liability warrants, the Company utilized the Monte Carlo simulation model to calculate the fair value of these warrants at issuance and at each subsequent reporting date.

In measuring the warrant liability for the September 2018 Public Offering warrants at April 30, 2021 and October 31, 2020, the Company used the following inputs in its Monte Carlo simulation model:

	April 30, 2021	October 31, 2020
Exercise Price	$0.30	$0.37
Stock Price	$0.49	$0.34
Expected Term	3.37 years	3.87 years
Volatility %	120%	106%
Risk Free Rate	0.35%	0.29%

7. SHARE BASED COMPENSATION

The following table summarizes share-based compensation expense included in the condensed statements of operations (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
Research and development	$56	$62	$113	$153
General and administrative	159	148	338	299
Total	$215	$210	$451	$452

Restricted Stock Units (RSUs)

A summary of the Company’s RSU activity and related information for the six months ended April 30, 2021 is as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value

Balance at October 31, 2020	5,556	$24.32
Vested	(5,555)
Cancelled	(1)
Balance at April 30, 2021	-	$-

As of April 30, 2021, there was no unrecognized compensation cost related to non-vested RSUs.

Employee Stock Awards

Common Stock issued to executives and employees related to vested incentive retention awards, employment inducements, management purchases and employee excellence awards totaled 5,888 shares and 5,561 shares during the three months ended April 30, 2021 and 2020, respectively. Total stock compensation expense associated with employee awards for the three months ended April 30, 2021 and 2020 was approximately $30,000 and $40,000, respectively.

Common Stock issued to executives and employees related to vested incentive retention awards, employment inducements, management purchases and employee excellence awards totaled 5,888 shares and 8,608 shares during the six months ended April 30, 2021 and 2020, respectively. Total stock compensation expense associated with employee awards for the six months ended April 30, 2021 and 2020 was approximately $0.1 million and $0.1 million, respectively.

Stock Options

A summary of changes in the stock option plan for the six months ended April 30, 2021 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value (in thousands)
Outstanding as of October 31, 2020	1,011,768	$33.43	8.04	$4
Granted	50,000	0.39
Exercised	(333)	0.30
Cancelled or expired	(30,112)	10.57
Outstanding as of April 30, 2021	1,031,323	$32.51	7.62	$28
Vested and exercisable at April 30, 2021	352,747	$93.53	4.87	$8

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Exercise	Number	Remaining	Exercise	Number	Remaining	Exercise
Price Range	Outstanding	Contractual	Price	Exercisable	Contractual	Price
$.30-$10.00	777.385	8.95	$1.04	100,404	8.27	$3.02
$10.01-$100.00	91,700	6.69	$29.17	90,105	6.68	$29.35
$100.01-$200.00	92,847	2.26	$166.04	92,847	2.26	$166.04
$200.01-$277.50	69,391	1.09	$210.79	69,391	1.09	$210.79

During the six months ended April 30, 2021, the Company granted options to purchase 50,000 shares of its common stock to an employee. The stock options have a ten-year term, vest over three years from the date of grant, and have an exercise price of $0.39.

Total compensation cost related to the Company’s outstanding stock options, recognized in the statement of operations for the three months ended April 30, 2021 and 2020 was approximately $0.2 million and $0.2 million, respectively. For the six months ended April 30, 2021 and 2020, compensation cost related to the Company’s outstanding stock options was approximately $0.4 million and $0.4 million, respectively

As of April 30, 2021, there was approximately $0.3 million of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 1.75 years.

As of April 30, 2021, the aggregate intrinsic value of vested and exercisable options was $8 thousand and the aggregate intrinsic value of non-vested options was approximately $28 thousand.

In determining the fair value of the stock options granted during the six months ended April 30, 2021, the Company used the following inputs in its Black Scholes Merton model:

Six Months Ended April 30, 2021

Expected Term	6 years
Expected Volatility	103.27%
Expected Dividends	0%
Risk Free Interest Rate	0.53%

Employee Stock Purchase Plan

During the six months ended April 30, 2021 and 2020, the Company issued 1,000 and 8,249 shares, respectively, that were purchased under the 2018 Employee Stock Purchase Plan (“ESPP”).

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

On April 26, 2021, the Company achieved the second milestone set forth in the license agreement for evaluation in the treatment of osteosarcoma in humans. The Company has a receivable due from OS Therapies of $1.375 million at April 30, 2021.

9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is from time to time involved in legal proceedings in the ordinary course of our business. The Company does not believe that any of these claims or proceedings against us is likely to have, individually or in the aggregate, a material adverse effect on the financial condition or results of operations.

10. LEASES

Operating Leases

The Company previously leased a corporate office and manufacturing facility in Princeton, New Jersey under an operating lease that was set to expire in November 2025. On March 26, 2021, the Company entered into a Lease Termination and Surrender Agreement with respect to this lease agreement. The Lease Termination and Surrender Agreement provides for the early termination of the lease, which became effective on March 31, 2021. In connection with the early termination of the lease, the Company was required to pay a $1,000,000 termination payment. The unapplied security deposit totaling approximately $182,000 was credited against the termination fee for a net payment of approximately $817,000. During the three months ended April 30, 2021, the Company wrote off of the remaining right-of-use asset of $4.5 million and lease liability of $5.6 million. After consideration of the termination payment and write off of remaining right-of-use asset and lease liability, the Company recorded a net gain of $0.1 million.

On March 25, 2021, the Company entered into a new lease agreement for its corporate office/lab with base rent of approximately $29,000 per year, plus other expenses. The lease expires on March 25, 2022 and the Company has the option to renew the lease for one additional successive one year term upon six months written notice to the landlord. This new lease is accounted for as a short-term lease and the Company has elected to not recognize the right-of-use asset and lease liability.

As a result of the termination of the Company's prior lease agreement pursuant to the Lease Termination and Surrender Agreement, the Company does not have an outstanding lease liability or operating right-of-use asset recorded as of April 30, 2021.

Supplemental lease expense related to leases was as follows (in thousands):

Lease Cost (in thousands)	Statements of Operations Classification	For the Three Months Ended April 30, 2021	For the Six Months Ended April 30, 2021
Operating lease cost	General and administrative	1,011	1,301
Short-term lease cost	General and administrative	16	16
Variable lease cost	General and administrative	$61	159
Total lease expense		$1,088	1,476

Lease Cost (in thousands)	Statements of Operations Classification	For the Three Months Ended April 30, 2020	For the Six Months Ended April 30, 2020
Operating lease cost	General and administrative	289	579
Short-term lease cost	General and administrative	85	169
Variable lease cost	General and administrative	$129	270
Total lease expense		$503	1,018

Supplemental cash flow information related to operating leases was as follows:

	For the Three Months Ended April 30, 2021	For the Six Months Ended April 30, 2021
Cash paid for operating lease liabilities	$1,039	1,363

	For the Three Months Ended April 30, 2020	For the Six Months Ended April 30, 2020
Cash paid for operating lease liabilities	$311	611

11. STOCKHOLDERS’ EQUITY

Public Offerings

On April 12, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors. The Purchase Agreement provided for the sale and issuance by the Company of an aggregate of 17,577,400 shares (the “Shares”) of the Company’s common stock, $0.001 par value (the “Common Stock”), at an offering price of $0.7921 per Share and 7,671,937 pre-funded warrants to certain purchasers whose purchase of additional Shares would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 9.99% of the Company’s outstanding Common Stock immediately following the consummation of the offering (the “Pre-Funded Warrants”). The Shares and Pre-Funded Warrants were sold together with warrants to purchase up to 11,244,135 shares of Common Stock (the “Accompanying Warrants” and together with the Shares and the Pre-Funded Warrants, the “Securities”). The Pre-Funded Warrants were sold for a purchase price of $0.7911 per share and have an exercise price of $0.001 per share. The Pre-Funded Warrants were immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. Each Accompanying Warrant has an exercise price per share of $0.70, became exercisable immediately and will expire on the fifth anniversary of the original issuance date.

The Purchase Agreement also provided for a concurrent private placement (the “Private Placement”) of 14,005,202 warrants to purchase the Company’s Common Stock (the “Private Placement Warrants”) with the purchasers in the Registered Offering. The Private Placement Warrants will be exercisable for an aggregate of 14,005,202 shares of Common Stock at any time on or after such date, if ever, that is fourteen (14) days after the Company files an amendment (the “Authorized Shares Amendment”) to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock, $0.001 par value per share from 170,000,000 shares to 300,000,000 shares with the Delaware Secretary of State and on or prior to the date that is five years after such date. The Private Placement Warrants have an exercise price of $0.70 per share.

In March 2021, the Company sold 886,048 shares of its common stock via the at-the-market (“ATM”) program through A.G.P./Alliance Global Partners netting about $0.7 million in proceeds.

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

During the six months ended April 30, 2021, warrant holders from the Company’s November 2020 offering exercised 10,754,932 warrants in exchange for 10,754,932 shares of the Company’s common stock and warrant holders from the Company’s April 2021 Offering exercised 7,671,937 pre-funded warrants in exchange for 7,671,937 shares of the Company’s common stock. Pursuant to these warrant exercises, the Company received aggregate proceeds of approximately $3.8 million which were payable upon exercise.

A summary of the changes in stockholders’ equity for the three and six months ended April 30, 2021 and 2020 is presented below (in thousands, except share data):

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at November 1, 2019	-	$-	50,201,671	$50	$423,750	$(384,269)	$39,531
Stock-based compensation	-	-	2,957	-	242	-	242
Advaxis public offerings, net of offering costs	-	-	10,000,000	10	9,618	-	9,628
Warrant exercises	-	-	26,416	-	2	-	2
Issuance of shares to employees under ESPP Plan	-	-	5,555	-	2	-	2
Net Loss	-	-	-	-	-	(7,857)	(7,857)
Balance at January 31, 2020	-	$-	60,236,599	$60	$433,614	$(392,126)	$41,548
Stock-based compensation	-	-	5,651	-	210	-	210
Warrant exercises	-	-	7,500	-	-	-	-
Issuance of shares to employees under ESPP Plan	-	-	2,694	-	2	-	2
Net Loss	-	-	-	-	-	(6,323)	(6,323)
Balance at April 30, 2020	-	$-	60,252,444	$60	$433,826	$(398,449)	$35,437

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at November 1, 2020	-	$-	78,074,023	$78	$440,840	$(410,738)	$30,180
Stock-based compensation	-	-	-	-	236	-	236
Advaxis public offerings, net of offering costs	-	-	30,666,665	31	8,519	-	8,550
Warrant exercises	-	-	7,390,000	7	2,579	-	2,586
Net Loss	-	-	-	-	-	(3,977)	(3,977)
Balance at January 31, 2021	-	$-	116,130,688	$116	$452,174	$(414,715)	$37,575
Stock-based compensation	-	-	5,888	-	215	-	215
Advaxis public offerings, net of offering costs	-	-	18,463,448	19	13,664	-	13,683
Warrant exercises	-	-	11,037,435	11	1,174	-	1,185
Issuance of shares to employees under ESPP Plan	-	-	1,000	-	-	-	-
Net Loss	-	-	-	-	-	(5,107)	(5,107)
Balance at April 30, 2021	-	$-	145,638,459	$146	$467,227	$(419,822)	$47,551

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of April 30, 2021 and October 31, 2020 (in thousands):

April 30, 2021	Level 1	Level 2	Level 3	Total
Common stock warrant liability, warrants exercisable at $0.30 through September 2024	-	-	$29	$29
Common stock warrant liability, warrants exercisable at $0.70 through 5 years after the date such warrants become exercisable, if ever (Private Placement Warrants)	-	-	$4,902	$4,902
Total	-	-	$4,931	$4,931

October 31, 2020	Level 1	Level 2	Level 3	Total
Common stock warrant liability, warrants exercisable at $0.372 through September 2024	-	-	$17	$17

The following table sets forth a summary of the changes in the fair value of the Company’s warrant liabilities (in thousands):

For the Six Months Ended April 30, 2021
Beginning balance	$17
Warrants issued	5,882
Warrant exercises	-
Change in fair value	(968)
Ending Balance	$4,931

13. Subsequent Events

None.

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

Results of Operations for the Three Months Ended April 30, 2021 and 2020

Revenue

Revenue increased by approximately $1.1 million to $1.4 million for the three months ended April 30, 2021 compared to $0.3 million for the three months ended April 30, 2020. In the current period, we recognized royalty payments from OST of $1.4 million.

Research and Development Expenses

We invest in research and development to advance our Lm technology through our pre-clinical and clinical development programs. Research and development expenses for the three months ended April 30, 2021 and April 30, 2020 were categorized as follows (in thousands):

	Three Months Ended April 30,		Increase (Decrease)
	2021	2020	$	%

Hotspot/Off-the-Shelf therapies	$786	$909	$(123)	(14)%
Prostate cancer	52	156	(104)	(67)%
HPV-associated cancers	914	789	125	16%
Personalized neoantigen-directed therapies	260	558	(298)	(53)%
Other expenses	2,332	1,510	822	54%
Total research & development expense	$4,344	$3,922	$422	11%
Stock-based compensation expense included in research and development expense	$56	$62	$(6)	(10)%

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs and stock-based compensation expense for employees included in our finance, legal and administrative organizations, outside legal and professional services, and facilities costs. General and administrative expenses for the three months ended April 30, 2021 and April 30, 2020 were as follows (in thousands):

	Three Months Ended April 30,		Increase (Decrease)
	2021	2020	$	%

General and administrative expense	$3,352	$2,649	$703	27%

Stock-based compensation expense included in general and administrative expense	$159	$148	$11	7%

General and administrative expenses for the three months ended April 30, 2021 increased approximately $703 thousand, or 27%, compared to the same period in 2020. This increase primarily relates to increases in sublicense fees, amounts paid in settlement of a shareholder demand letter and losses on disposal of property and equipment in connection with the termination of our office lease at our former location.

Changes in Fair Values

For the three months ended April 30, 2021, we recorded non-cash income from changes in the fair value of the warrant liability of approximately $995 thousand. The decrease in the fair value of liability warrants resulted from this issuance of Private Placement Offering warrants during the three months ended April 30, 2021. The Private Placement Offering warrants had a decrease in fair value of approximately $980 thousand from date of issuance to April 30, 2021.

For the three months ended April 30, 2020, we recorded non-cash income from changes in the fair value of the warrant liability of approximately $14 thousand. The decrease in the fair value of liability warrants resulted from a decrease in our share price from $0.86 at January 31, 2020 to $0.67 at April 30, 2020.

Results of Operations for the Six Months Ended April 30, 2021 and 2020

Revenue

Revenue increased approximately $2.7 million for the six months ended April 30, 2021 compared to $0.3 million for the six months ended April 30, 2020. In the current period, we recognized royalty payments from OST.

Research and Development Expenses

We invest in research and development to advance our Lm technology through our pre-clinical and clinical development programs. Research and development expenses for the six months ended April 30, 2021 and April 30, 2020 were categorized as follows (in thousands):

	Six Months Ended April 30,		Increase (Decrease)
	2021	2020	$	%

Hotspot/Off-the-Shelf therapies	$1,986	$1,462	$524	36%
Prostate cancer	95	534	(439)	(82)%
HPV-associated cancers	1,445	2,524	(1,079)	(43)%
Personalized neoantigen-directed therapies	392	908	(516)	(57)%
Other expenses	2,996	3,353	(357)	(11)%
Total research & development expense	$6,914	$8,781	$(1,867)	(21)%
Stock-based compensation expense included in research and development expense	$113	$153	$(40)	(26)%

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs and stock-based compensation expense for employees included in our finance, legal and administrative organizations, outside legal and professional services, and facilities costs. General and administrative expenses for the six months ended April 30, 2021 and April 30, 2020 were as follows (in thousands):

	Six Months Ended April 30,		Increase (Decrease)
	2021	2020	$	%

General and administrative expense	$6,360	$5,679	$681	12%

Stock-based compensation expense included in general and administrative expense	$338	$299	$39	13%

General and administrative expenses for the six months ended April 30, 2021 increased approximately $681 thousand, or 12%, compared to the same period in 2020. This increase primarily relates to increases in sublicense fees, amounts paid in settlement of a shareholder demand letter and losses on disposal of property and equipment in connection with the termination of our office lease at our former location.

Changes in Fair Values

For the six months ended April 30, 2021, we recorded non-cash income from changes in the fair value of the warrant liability of approximately $968 thousand. The decrease in the fair value of liability warrants resulted from this issuance of warrants in the April 2021 Private Placement during the three months ended April 30, 2021. The warrants issued in the April 2021 Private Placement had a decrease in fair value of approximately $980 thousand from date of issuance to April 30, 2021.

For the six months ended April 30, 2020, we recorded non-cash loss from changes in the fair value of the warrant liability of approximately $23 thousand. The increase in the fair value of liability warrants resulted from an increase in our share price from $0.32 at October 31, 2019 to $0.67 at April 30, 2020.

Liquidity and Capital Resources

Management’s Plans

Similar to other development stage biotechnology companies, our products that are being developed have not generated significant revenue. As a result, we have historically suffered recurring losses and we have required significant cash resources to execute our business plans. These losses are expected to continue for the foreseeable future.

Historically, the Company’s major sources of cash have comprised proceeds from various public and private offerings of its securities (including common stock), debt financings, clinical collaborations, option and warrant exercises, income earned on investments and grants, and interest income. From October 2013 through April 30, 2021, the Company raised approximately $338.5 million in gross proceeds ($29.1 million during the six months ended April 30, 2021) from various public and private offerings of our common stock. The Company has sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future. As of April 30, 2021 and October 31, 2020, the Company had an accumulated deficit of approximately $419.8 million and $410.7 million, respectively, and stockholders’ equity of approximately $47.6 million and $30.2 million, respectively.

The COVID-19 pandemic has negatively affected the global economy and created significant volatility and disruption of financial markets. An extended period of economic disruption could negatively affect the Company’s business, financial condition, and access to sources of liquidity. As of April 30, 2021, the Company had approximately $48.1 million in cash and cash equivalents. The actual amount of cash that the Company will need to continue operating is subject to many factors. The Company based this estimate on assumptions that may prove to be wrong, and we could use available capital resources sooner than currently expected.

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

The Company does not have any current plans to raise capital in the near term, absent an extraordinary change in circumstances, such as unforeseen liabilities or if we acquire new assets that require additional investment. The Company believes it has sufficient capital to fund its obligations, as they become due, in the ordinary course of business into the 3rd fiscal quarter of 2023. We do not believe we will need to raise additional capital in the near term because we have a) built a strong balance sheet (including the proceeds from the financing completed in April 2021) and b) executed on our cost reduction plans that have reduced our annual cash burn by greater than 75% over the past few years, securing a cash runway through potential future clinical and corporate milestones.

Cash Flows

Operating Activities

Net cash used in operating activities includes reduced spending associated with our clinical trial programs and general and administrative activities. Net cash used in operating activities was approximately $8.9 million for the six months ended April 30, 2021 compared to $13.4 million for the six months ended April 30, 2020. The decrease was due to measures to control costs for non-essential items in areas that did not support our strategic direction, and as a result, we have continued to reduce non-strategic operating expenditures over the past several quarters.

Investing Activities

Net cash used in investing activities was approximately $0.1 million for the six months ended April 30, 2021 compared to $0.4 million for the six months ended April 30, 2020. The decrease is a result of proceeds on disposal of property and equipment and reduction in purchases for intangible assets.

Financing Activities

Net cash provided by financing activities was approximately $31.9 million for the six months ended April 30, 2021, as compared to $9.6 million for the six months ended April 30, 2020. On April 12, 2021, the Company completed an offering of (i) 17,577,400 shares of common stock, (ii) 7,671,937 pre-funded warrants to purchase 7,671,937 shares of common stock and (iii) registered common share purchase warrants to purchase 11,244,135 shares of common stock (the “Registered Direct Offering”) with two healthcare focused, institutional investors. The Company also issued to the investors, in a concurrent private placement, unregistered common share purchase warrants to purchase 14,005,202 shares of the Company’s common stock (the “Private Placement” and together with the Registered Direct Offering, the “April 2021 Offering”). We received gross proceeds of approximately $20 million, before deducting the fees and expenses payable by us in connection with the April 2021 Offering. On November 27, 2020, the Company completed an underwritten public offering of 26,666,666 shares of common stock and common stock warrants to purchase up to 13,333,333 shares of common stock (the “November 2020 Offering”).

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

Off-Balance Sheet Arrangements

As of April 30, 2021, we had no off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

●	it requires assumptions to be made that were uncertain at the time the estimate was made, and

●	changes in the estimate or different estimates that could have been selected could have material impact in our results of operations or financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At April 30, 2021, we had approximately $48.1 million in cash and cash equivalents, which consisted primarily of bank deposits and money market funds. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. We use a combination of internal and external management to execute our investment strategy and achieve our investment objectives. We typically invest in highly-rated securities, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

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

Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2021, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is from time to time involved in legal proceedings in the ordinary course of our business. The Company does not believe that any of these claims or proceedings against us is likely to have, individually or in the aggregate, a material adverse effect on the financial condition or results of operations. For more information regarding legal proceedings involving the Company, please see Note 9 – Commitments and Contingencies to our condensed financial statements.

Item 1A. Risk Factors

Our business and financial results are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2020 Form 10-K should be carefully considered. There has been no material change in this information. The risks described in the 2020 Annual Report on Form 10-K, and the information in the section of this Form 10-Q entitled “Cautionary Note Regarding Forward Looking Statements” are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations.

Item 6. Exhibits

Exhibit No.	Description

3.1	Second Amended and Restated By-Laws of Advaxis, Inc., incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2021.

4.1	For of Pre-Funded Warrant, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2021.

4.2	Form of Accompanying Warrant, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2021.

4.3	Form of Private Placement Warrant, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2021.

10.1	Lease Agreement, dated March 25, 2021, by and between the Company and Princeton Corporate Plaza, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2021.

10.2	Lease Termination and Surrender Agreement, dated March 26, 2021, by and between the Company and 300 CR LLC, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2021

10.3	Securities Purchase Agreement dated April 12, 2021, by and among Advaxis, Inc. and the purchasers identified on the signature pages thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2021.

10.4	Form of Investor Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2021.

10.5	Amendment to the Advaxis, Inc. 2015 Incentive Plan, dated as of February 11, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2021.

31.1*	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

June 14, 2021

ADVAXIS, INC.

By:	/s/ Igor Gitelman
Name:	Igor Gitelman
Title:	Chief Accounting Officer, VP of Finance

By:	/s/ Kenneth Berlin
Name:	Kenneth Berlin
Title:	President, Chief Executive Officer and Interim Chief Financial Officer

