Form 10-Q
period 2021-07-31
Advaxis, Inc.
filed 2021-09-10
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of September 7, 2021 was 145,638,459.

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

Some of the material factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	our ability to successfully complete the business combination with Biosight, Ltd.;

●	our ability to maintain the listing of our common stock on Nasdaq;

●	the success and timing of our clinical trials, including patient accrual;

●	our ability to obtain and maintain regulatory approval or reimbursement of our product candidates for marketing;

●	our ability to obtain the appropriate labeling of our products under any regulatory approval;

●	our ability to develop and commercialize our products;

●	potential effects of the COVID-19 pandemic on our business, financial condition, liquidity and results of operations, and our ability to continue operations in the same manner as previously conducted prior to the macroeconomic effects of the COVID-19 pandemic;

●	the successful development and implementation of our sales and marketing campaigns;

●	the change of key scientific or management personnel;

●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;

●	our ability to successfully compete in the potential markets for our product candidates, if commercialized;

●	regulatory developments in the United States and other countries;

●	new products, product candidates or new uses for existing products or technologies introduced or announced by our competitors and the timing of these introductions or announcements;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	our available cash;

●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

●	our ability to obtain additional funding;

●	our ability to obtain and maintain intellectual property protection for our product candidates;

●	the success and timing of our preclinical studies, including IND enabling studies;

●	the ability of our product candidates to successfully perform in clinical trials and to resolve any clinical holds that may occur;

●	our ability to obtain and maintain approval of our product candidates for trial initiation;

●	our ability to manufacture and the performance of third-party manufacturers;

●	our ability to identify license and collaboration partners and to maintain existing relationships;

●	the performance of our clinical research organizations, clinical trial sponsors, clinical trial investigators and collaboration partners for any clinical trials we conduct;

●	our ability to successfully implement our strategy; and

●	the factors described in the “Risk Factors” section of the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2020 (the “2020 Annual Report on Form 10-K”), as updated and amended in other filings by the Company with the Securities and Exchange Commission (the “SEC”).

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ADVAXIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 31, 2021 (Unaudited)	October 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$45,257	$25,178
Deferred expenses	1,047	1,808
Prepaid expenses and other current assets	1,138	865
Total current assets	47,442	27,851

Property and equipment (net of accumulated depreciation)	278	2,393
Intangible assets (net of accumulated amortization)	3,291	3,261
Operating right-of-use asset (net of accumulated amortization)	-	4,839
Other assets	11	182
Total assets	$51,022	$38,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$454	$410
Accrued expenses	2,206	1,737
Common stock warrant liability	4,085	17
Current portion of operating lease liability	-	962
Deferred revenue	-	165
Total current liabilities	6,745	3,291

Operating lease liability, net of current portion	-	5,055
Total liabilities	6,745	8,346

Commitments and contingencies – Note 9

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; Series B Preferred stock; 0 shares issued and outstanding at July 31, 2021 and October 31, 2020. Liquidation preference of $0 at July 31, 2021 and October 31, 2020	-	-
Common stock - $0.001 par value; 170,000,000 shares authorized, 145,638,459 and 78,074,023 shares issued and outstanding at July 31, 2021 and October 31, 2020	146	78
Additional paid-in capital	467,287	440,840
Accumulated deficit	(423,156)	(410,738)
Total stockholders’ equity	44,277	30,180
Total liabilities and stockholders’ equity	$51,022	$38,526

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020

Revenue	$250	$-	$3,240	$253

Operating expenses:
Research and development expenses	1,703	3,458	8,616	12,239
General and administrative expenses	2,678	2,384	9,038	8,063
Total operating expenses	4,381	5,842	17,654	20,302

Loss from operations	(4,131)	(5,842)	(14,414)	(20,049)

Other income (expense):
Interest income, net	1	7	3	108
Net changes in fair value of derivative liabilities	846	7	1,814	(16)
Other (expense) income	-	(1)	229	(2)
Net loss before income taxes	(3,284)	(5,829)	(12,368)	(19,959)

Income tax expense	50	-	50	50

Net loss	$(3,334)	$(5,829)	$(12,418)	$(20,009)

Net loss per common share, basic and diluted	$(0.02)	$(0.09)	$(0.10)	$(0.35)

Weighted average number of common shares, basic and diluted	145,638,459	61,634,031	123,514,178	57,963,228

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended July 31,
	2021	2020

OPERATING ACTIVITIES
Net loss	$(12,418)	$(20,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	511	708
Employee stock purchase plan expense	-	1
(Gain) loss on change in value of warrants	(1,814)	16
Loss on disposal of property and equipment	1,530	-
Abandonment of intangible assets	90	892
Depreciation expense	366	683
Amortization expense of intangible assets	203	263
Amortization of right-of-use asset	327	553
Net gain on write-off of right-of-use asset and lease liability	(1,116)	-
Change in operating assets and liabilities:
Prepaid expenses, other current assets and deferred expenses	488	977
Other assets	171	1
Accounts payable and accrued expenses	513	(2,251)
Deferred revenue	(165)	50
Operating lease liabilities	(389)	(606)
Net cash used in operating activities	(11,703)	(18,722)

INVESTING ACTIVITIES
Proceeds from disposal of property and equipment	219	-
Cost of intangible assets	(323)	(421)
Net cash used in investing activities	(104)	(421)

FINANCING ACTIVITIES
Net proceeds of issuance of common stock and warrants	28,115	10,621
Warrant exercises	3,771	-
Proceeds from employee stock purchase plan	-	5
Employee tax withholdings paid on equity awards	-	(2)
Tax shares sold to pay for employee tax withholdings on equity awards	-	2
Net cash provided by financing activities	31,886	10,626

Net increase (decrease) in cash and cash equivalents	20,079	(8,517)
Cash and cash equivalents at beginning of period	25,178	32,363
Cash and cash equivalents at end of period	$45,257	$23,846

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for taxes	$50	$50

SUPPLEMENTAL DISCLOSURE OF NON-CASH AND FINANCING ACTIVITIES
Warrant liability reclassified into equity	-	2
Amounts accrued for offering costs	-	37
Commitment fee shares issued for equity line	-	644

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Merger with Biosight

On July 4, 2021, the Company entered into a Merger Agreement (the “Merger Agreement”), subject to shareholder approval, with Biosight Ltd. (“Biosight”) and Advaxis Ltd. (“Merger Sub”), a direct, wholly-owned subsidiary of Advaxis. Under the terms of the agreement, Biosight will merge with and into Merger Sub, with Biosight continuing as the surviving company and a wholly-owned subsidiary of Advaxis (the “Merger”). Immediately after the merger, Advaxis stockholders as of immediately prior to the merger are expected to own approximately 25% of the outstanding shares of the combined company and former Biosight shareholders are expected to own approximately 75% of the outstanding shares of the combined company. The merger will be accounted for a reverse acquisition pursuant to ASC 805-40.

At the effective time of the Merger (the “Effective Time”), each share of share capital of Biosight (excluding certain Biosight shares that may be cancelled pursuant to the terms of the Merger Agreement) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive a number of shares of Advaxis common stock, par value $0.001 per share, equal to the exchange ratio, 118.2009 shares of Advaxis common stock per Biosight share (subject to adjustment to account for the proposed Advaxis reverse stock split).

If the Merger Agreement is terminated under certain circumstances, Advaxis or Biosight, as applicable, will be required to pay the other party a termination fee up to $7,500,000.

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

As of July 31, 2021, the Company had approximately $45.3 million in cash and cash equivalents. Although the Company expects to have sufficient capital to fund its obligations, as they become due, in the ordinary course of business until at least October 2022, the actual amount of cash that it will need to operate is subject to many factors. Over the past year, the Company has taken steps to obtain additional financing, including conducting sales of its common stock through its at-the-market (“ATM”) program through A.G.P./Alliance Global Partners, an equity line financing arrangement with Lincoln Park Capital and the completion of a registered direct offering and concurrent private placement with two healthcare-focused, institutional investors in April 2021, as further described below. The Company also received aggregate proceeds of about $3.8 million during the nine months ended July 31, 2021 upon the exercise of outstanding warrants, which were payable upon exercise.

In April 2021, the Company entered into definitive agreements with two healthcare-focused, institutional investors for the purchase of (i) 17,577,400 shares of common stock, (ii) 7,671,937 pre-funded warrants to purchase 7,671,937 shares of common stock and (iii) registered common share purchase warrants to purchase 11,244,135 shares of common stock (“Accompanying Warrants”) in a registered direct offering (the “April 2021 Registered Direct Offering”). The Company also issued to the investors, in a concurrent private placement (the “April 2021 Private Placement” and together with the April 2021 Registered Direct Offering, the “April 2021 Offering”), unregistered common share purchase warrants to purchase 14,005,202 shares of the Company’s common stock (the “Private Placement Warrants”). The Company received gross proceeds of approximately $20 million, before deducting the fees and expenses payable by the Company in connection with the April 2021 Offering.

On November 27, 2020, the Company completed an underwritten public offering of 26,666,666 shares of common stock and common stock warrants to purchase up to 13,333,333 shares of common stock (the “November 2020 Offering”). On November 24, 2020, the underwriters notified the Company that they had exercised their option to purchase an additional 3,999,999 shares of common stock and 1,999,999 warrants in full. The Company received gross proceeds of approximately $9.2 million, before deducting the fees and expenses payable by the Company in connection with the November 2020 Offering.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation/Estimates

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and the accompanying unaudited interim condensed consolidated balance sheet as of July 31, 2021 has been derived from the Company’s October 31, 2020 audited financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements furnished include all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented.

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements of the Company as of and for the fiscal year ended October 31, 2020 and notes thereto contained in the Company’s 2020 Annual Report on Form 10-K, as filed with the SEC on January 22, 2021.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Net Income (Loss) per Share

Basic net income or loss per common share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share give effect to dilutive options, warrants, restricted stock units and other potential common stock outstanding during the period. In the case of a net loss, the impact of the potential common stock resulting from warrants, outstanding stock options and convertible debt are not included in the computation of diluted loss per share, as the effect would be anti-dilutive. In the case of net income, the impact of the potential common stock resulting from these instruments that have intrinsic value are included in the diluted earnings per share. The table below sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share. As of July 31, 2021 and July 31, 2020, 0 and 327,338 warrants, respectively, are included in the basic earnings per share computation because the exercise price was $0.

	As of July 31,
	2021	2020
Warrants	30,225,397	5,070,888
Stock options	900,472	914,577
Restricted stock units	-	5,818
Total	31,125,869	5,991,283

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying condensed consolidated financial statements.

3. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	July 31, 2021	October 31, 2020

Leasehold improvements	$-	$2,335
Laboratory equipment	373	1,218
Furniture and fixtures	-	744
Computer equipment	409	409
Construction in progress	-	19
Total property and equipment	782	4,725
Accumulated depreciation and amortization	(504)	(2,332)
Net property and equipment	$278	$2,393

Depreciation expense for the three months ended July 31, 2021 and 2020 was approximately $50,000 and $0.2 million, respectively. Depreciation expense for the nine months ended July 31, 2021 and 2020 was approximately $0.4 million and $0.7 million, respectively. During the nine months ended July 31, 2021, the Company incurred a loss on disposal of equipment of approximately $1.5 million, $1.0 million of which is reflected in the research and development expenses and $0.5 million of which is reflected in the general and administrative expenses in the statement of operations.

4. INTANGIBLE ASSETS

Intangible assets, net consisted of the following (in thousands):

	July 31, 2021	October 31, 2020

Patents	$4,705	$4,479
Licenses	777	777
Software	117	117
Total intangibles	5,599	5,373
Accumulated amortization	(2,308)	(2,112)
Intangible assets	$3,291	$3,261

The expiration dates of the existing patents range from 2021 to 2039 but the expiration dates can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to further pursue the application. Patent applications having a net book value of approximately $21,000 and $0.3 million were abandoned and were charged to general and administrative expenses in the statement of operations for each of the three months ended July 31, 2021 and 2020, respectively. Patent applications having a net book value of approximately $90,000 and $0.9 million were abandoned and were charged to general and administrative expenses in the statement of operations for the nine months ended July 31, 2021 and 2020, respectively. Amortization expense for intangible assets that was charged to general and administrative expense in the statement of operations aggregated approximately $68,000 and $79,000 for the three months ended July 31, 2021 and 2020, respectively. Amortization expense for intangible assets that was charged to general and administrative expense in the statement of operations aggregated approximately $0.2 and $0.3 million for each of the nine months ended July 31, 2021 and 2020, respectively.

Management has reviewed its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. Net assets are recorded on the balance sheet for patents and licenses related to axalimogene filolisbac (AXAL), ADXS-HOT, ADXS-PSA and other products that are in development. However, if a competitor were to gain FDA approval for a similar treatment before the Company or if future clinical trials fail to meet the targeted endpoints, the Company will likely record an impairment related to these assets. In addition, if an application is rejected or fails to be issued, the Company would record an impairment of its estimated book value. Lastly, if the Company is unable to raise enough capital to continue funding its studies and developing its intellectual property, the Company would likely record an impairment to these assets.

As of July 31, 2021, the estimated amortization expense by fiscal year based on the current carrying value of intangible assets is as follows (in thousands):

Fiscal year ending October 31,

2021 (Remaining)	$68
2022	273
2023	273
2024	273
2025	273
Thereafter	2,131
Total	$3,291

5. ACCRUED EXPENSES:

The following table summarizes accrued expenses included in the condensed consolidated balance sheets (in thousands):

	July 31, 2021	October 31, 2020

Salaries and other compensation	$634	$737
Vendors	1,168	671
Professional fees	404	329
Total accrued expenses	$2,206	$1,737

6. COMMON STOCK PURCHASE WARRANTS AND WARRANT LIABILITY

Warrants

As of July 31, 2021, there were outstanding and exercisable warrants to purchase 30,225,397 shares of our common stock with exercise prices ranging from $0.30 to $281.25 per share. Information on the outstanding warrants is as follows:

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

As of October 31, 2020, there were outstanding warrants to purchase 398,226 shares of our common stock with exercise prices ranging from $0 to $281.25 per share. Information on the outstanding warrants is as follows:

Exercise Price	Number of Shares Underlying Warrants	Expiration Date	Type of Financing
$-	327,338	July 2024	July 2019 Public Offering
$281.25	25	N/A	Other Warrants
$0.372	70,863	September 2024	September 2018 Public Offering
Grand Total	398,226

A summary of warrant activity for the nine months ended July 31, 2021 is as follows (in thousands, except share and per share data):

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value
Outstanding and exercisable warrants at October 31, 2020	398,226	$0.08	3.76	$110,640
Issued	48,254,606	0.48
Exercised	(18,427,435)	0.20
Outstanding and exercisable warrants at July 31, 2021	30,225,397	$0.64	4.62	$282,437

As of July 31, 2021, the Company had 18,910,965 of its total 30,225,397 outstanding warrants classified as equity (equity warrants). At October 31, 2020, the Company had 327,363 of its total 398,226 outstanding warrants classified as equity (equity warrants). At issuance, equity warrants are recorded at their relative fair values, using the relative fair value method, in the stockholders’ equity section of the condensed consolidated balance sheets.

Warrant Liability

As of July 31, 2021, the Company had 11,314,432 of its total 30,225,397 outstanding warrants from April 2021 Private Placement Offering and September 2018 Public Offering classified as liabilities (liability warrants). At October 31, 2020, the Company had 70,863 of its total 398,226 outstanding warrants classified as liabilities (liability warrants).

The warrants issued in the April 2021 Private Placement will become exercisable only on such day, if ever, that is 14 days after the Company files an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock, $0.001 par value per share from 170,000,000 shares to 300,000,000 shares. These warrants expire five years after the date they become exercisable. As a result, liability classification is warranted. For these liability warrants, the Company utilized the Black Scholes model to calculate the fair value of these warrants at issuance and at each subsequent reporting date.

In measuring the warrant liability for the warrants issued in the April 2021 Private Placement at July 31, 2021 and April 14, 2021 (issuance date), the Company used the following inputs in its Black Scholes model:

	July 31, 2021	April 14, 2021
Exercise Price	$0.70	$0.70
Stock Price	$0.41	$0.57
Expected Term	5.00 years	5.00 years
Volatility %	107%	106%
Risk Free Rate	0.69%	0.85%

The September 2018 Public Offering warrants contain a down round feature, except for exempt issuances as defined in the warrant agreement, in which the exercise price would immediately be reduced to match a dilutive issuance of common stock, options, convertible securities and changes in option price or rate of conversion. As of July 31, 2021, the down round feature was triggered three times and the exercise price of the warrants were reduced from $22.50 to $0.30. The warrants require liability classification as the warrant agreement requires the Company to maintain an effective registration statement and does not specify any circumstances under which settlement in other than cash would be permitted or required. As a result, net cash settlement is assumed and liability classification is warranted. For these liability warrants, the Company utilized the Monte Carlo simulation model to calculate the fair value of these warrants at issuance and at each subsequent reporting date.

In measuring the warrant liability for the September 2018 Public Offering warrants at July 31, 2021 and October 31, 2020, the Company used the following inputs in its Monte Carlo simulation model:

	July 31, 2021	October 31, 2020
Exercise Price	$0.30	$0.37
Stock Price	$0.41	$0.34
Expected Term	3.12 years	3.87 years
Volatility %	123%	106%
Risk Free Rate	0.35%	0.29%

7. SHARE BASED COMPENSATION

The following table summarizes share-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
Research and development	$29	$79	$142	$233
General and administrative	31	176	369	475
Total	$60	$255	$511	$708

Restricted Stock Units (RSUs)

A summary of the Company’s RSU activity and related information for the nine months ended July 31, 2021 is as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value

Balance at October 31, 2020	5,556	$24.32
Vested	(5,555)
Cancelled	(1)
Balance at July 31, 2021	-	$-

As of July 31, 2021, there was no unrecognized compensation cost related to non-vested RSUs.

Employee Stock Awards

Common Stock issued to executives and employees related to vested incentive retention awards and employment inducements totaled 0 shares during each of the three months ended July 31, 2021 and 2020, respectively. Total stock compensation expense associated with employee awards for the three months ended July 31, 2021 and 2020 was approximately $0 and $40,000, respectively.

Common Stock issued to executives and employees related to vested incentive retention awards and employment inducements totaled 5,555 shares and 8,608 shares during the nine months ended July 31, 2021 and 2020, respectively. Total stock compensation expense associated with employee awards for the nine months ended July 31, 2021 and 2020 was approximately $67,000 and $0.1 million, respectively.

Stock Options

A summary of changes in the stock option plan for the nine months ended July 31, 2021 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value (in thousands)
Outstanding as of October 31, 2020	1,011,768	$33.43	8.04	$4
Granted	50,000	0.39
Exercised	(333)	0.30
Cancelled or expired	(160,963)	102.78
Outstanding as of July 31, 2021	900,472	$19.21	8.01	$14
Vested and exercisable at July 31, 2021	365,964	$46.14	6.85	$4

The following table summarizes information about the outstanding and exercisable options at July 31, 2021:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Exercise	Number	Remaining	Exercise	Number	Remaining	Exercise
Price Range	Outstanding	Contractual	Price	Exercisable	Contractual	Price
$.30-$10.00	734,033	8.68	$1.06	200,080	8.35	$1.86
$10.01-$100.00	90,750	6.48	$29.01	90,195	6.47	$29.12
$100.01-$200.00	50,965	3.73	$162.16	50,965	3.73	$162.16
$200.01-$277.50	24,724	2.47	$227.40	24,724	2.47	$227.40

During the nine months ended July 31, 2021, the Company granted options to purchase 50,000 shares of its common stock to an employee. The stock options have a ten-year term, vest over three years from the date of grant, and have an exercise price of $0.39.

Total compensation cost related to the Company’s outstanding stock options, recognized in the statement of operations for the three months ended July 31, 2021 and 2020 was approximately $60,000 and $0.2 million, respectively. For the nine months ended July 31, 2021 and 2020, compensation cost related to the Company’s outstanding stock options was approximately $0.4 million and $0.6 million, respectively

As of July 31, 2021, there was approximately $0.2 million of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 1.63 years.

As of July 31, 2021, the aggregate intrinsic value of vested and exercisable options was approximately $4,000 and the aggregate intrinsic value of non-vested options was approximately $10,000.

In determining the fair value of the stock options granted during the nine months ended July 31, 2021, the Company used the following inputs in its Black Scholes Merton model:

Nine Months Ended July 31, 2021

Expected Term	6 years
Expected Volatility	103.27%
Expected Dividends	0%
Risk Free Interest Rate	0.53%

Employee Stock Purchase Plan

During the nine months ended July 31, 2021 and 2020, the Company issued 1,000 and 11,148 shares, respectively, that were purchased under the 2018 Employee Stock Purchase Plan (“ESPP”). In July 2021, the ESPP was terminated.

Potential Acceleration of Stock Options

In the event of a merger transaction, similar to the Merger Agreement described in Note 1, all of the Chief Executive Officer’s 73,777 unvested stock options, pursuant to his employment agreement, would accelerate.

8. LICENSING AGREEMENTS

OS Therapies LLC

On September 4, 2018, the Company entered into a development, license and supply agreement with OS Therapies (“OST”) for the use of ADXS31-164, also known as ADXS-HER2, for evaluation in the treatment of osteosarcoma in humans. Under the terms of the license agreement, as amended, OST will be responsible for the conduct and funding of a clinical study evaluating ADXS-HER2 in recurrent, completely resected osteosarcoma. Under the most recent amendment to the licensing agreement, OST agreed to pay Advaxis $25,000 per month (“Monthly Payment”) starting on April 30, 2020 until it achieved its funding milestone of $2,337,500. Upon receipt of the first Monthly Payment, Advaxis initiated the transfer of the intellectual property and licensing rights of ADXS31-164, which were licensed pursuant to the Penn Agreement, back to the University of Pennsylvania. Contemporaneously, OST entered into negotiations with the University of Pennsylvania to establish a licensing agreement for ADXS31-164 to OST for clinical and commercial development of the ADXS31-164 technology.

In December 2020 and January 2021, the Company received an aggregate of $1,615,000 from OS Therapies upon achievement of the funding milestone set forth in the license agreement, and recorded $1,615,000 in revenue. The Company therefore transferred and OST took full ownership of the IND application for ADXS31-164 in its entirety along with agreements and promises contained therein, as well as all obligations associated with this IND or any HER2 product/program development.

On April 26, 2021, the Company achieved the second milestone set forth in the license agreement for evaluation in the treatment of osteosarcoma in humans and recorded $1,375,000 in revenue. The Company received the amount due from OS Therapies of $1,375,000 in May 2021.

Global BioPharma Inc.

On December 9, 2013, the Company entered into an exclusive licensing agreement for the development and commercialization of axalimogene filolisbac with Global BioPharma, Inc. (“GBP”), a Taiwanese based biotech company funded by a group of investors led by Taiwan Biotech Co., Ltd (TBC). During each of the nine months ended July 31, 2021 and 2020, the Company recorded $0.3 million in revenue for the annual license fee renewal.

9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is from time to time involved in legal proceedings in the ordinary course of our business. The Company does not believe that any of these claims or proceedings against the Company is likely to have, individually or in the aggregate, a material adverse effect on the financial condition or results of operations.

Merger Agreement

In the event of the closing of the Merger Agreement, the Company may be required under certain circumstances to pay the following:

●	Board-approved employee bonuses totaling approximately $1 million

●	In the event of involuntary termination, approximately $2.5 million in termination payments to Advaxis’ current executives

●	A tail insurance policy with a premium of approximately $2 million

●	Success fee to bankers of approximately $0.5 million

10. LEASES

Operating Leases

The Company previously leased a corporate office and manufacturing facility in Princeton, New Jersey under an operating lease that was set to expire in November 2025. On March 26, 2021, the Company entered into a Lease Termination and Surrender Agreement with respect to this lease agreement. The Lease Termination and Surrender Agreement provides for the early termination of the lease, which became effective on March 31, 2021. In connection with the early termination of the lease, the Company was required to pay a $1,000,000 termination payment. The unapplied security deposit totaling approximately $182,000 was credited against the termination fee for a net payment of approximately $818,000. The Company wrote off of the remaining right-of-use asset of approximately $4.5 million and lease liability of approximately $5.6 million. After consideration of the termination payment and write off of remaining right-of-use asset and lease liability, the Company recorded a net gain of approximately $0.1 million.

On March 25, 2021, the Company entered into a new lease agreement for its corporate office/lab with base rent of approximately $29,000 per year, plus other expenses. The lease expires on March 25, 2022 and the Company has the option to renew the lease for one additional successive one-year term upon six months written notice to the landlord. This new lease is accounted for as a short-term lease and the Company has elected to not recognize the right-of-use asset and lease liability.

As a result of the termination of the Company’s prior lease agreement pursuant to the Lease Termination and Surrender Agreement, the Company does not have an outstanding lease liability or operating right-of-use asset recorded as of July 31, 2021.

Supplemental lease expense related to leases was as follows (in thousands):

Lease Cost (in thousands)	Statements of Operations Classification	For the Three Months Ended July 31, 2021	For the Nine Months Ended July 31, 2021
Operating lease cost	General and administrative	-	1,301
Short-term lease cost	General and administrative	12	16
Variable lease cost	General and administrative	$4	165
Total lease expense		$16	1,482

Lease Cost (in thousands)	Statements of Operations Classification	For the Three Months Ended July 31, 2020	For the Nine Months Ended July 31, 2020
Operating lease cost	General and administrative	290	869
Short-term lease cost	General and administrative	83	249
Variable lease cost	General and administrative	$108	282
Total lease expense		$481	1,400

Supplemental cash flow information related to operating leases was as follows:

	For the Three Months Ended July 31, 2021	For the Nine Months Ended July 31, 2021
Cash paid for operating lease liabilities	$-	1,363

	For the Three Months Ended July 31, 2020	For the Nine Months Ended July 31, 2020
Cash paid for operating lease liabilities	$311	922

11. STOCKHOLDERS’ EQUITY

Public Offerings

In April 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors. The Purchase Agreement provided for the sale and issuance by the Company of an aggregate of 17,577,400 shares (the “Shares”) of the Company’s common stock, $0.001 par value (the “Common Stock”), at an offering price of $0.7921 per Share and 7,671,937 pre-funded warrants to certain purchasers whose purchase of additional Shares would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 9.99% of the Company’s outstanding Common Stock immediately following the consummation of the offering (the “Pre-Funded Warrants”). The Shares and Pre-Funded Warrants were sold together with warrants to purchase up to 11,244,135 shares of Common Stock (the “Accompanying Warrants” and together with the Shares and the Pre-Funded Warrants, the “Securities”). The Pre-Funded Warrants were sold for a purchase price of $0.7911 per share and have an exercise price of $0.001 per share. The Pre-Funded Warrants were immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. Each Accompanying Warrant has an exercise price per share of $0.70, became exercisable immediately and will expire on the fifth anniversary of the original issuance date.

The Purchase Agreement also provided for a concurrent private placement (the “Private Placement”) of 14,005,202 warrants to purchase the Company’s Common Stock (the “Private Placement Warrants”) with the purchasers in the Registered Offering. The Private Placement Warrants will be exercisable for an aggregate of 14,005,202 shares of Common Stock at any time on or after such date, if ever, that is 14 days after the Company files an amendment (the “Authorized Shares Amendment”) to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock, $0.001 par value per share from 170,000,000 shares to 300,000,000 shares with the Delaware Secretary of State and on or prior to the date that is five years after such date. The Private Placement Warrants have an exercise price of $0.70 per share.

In March 2021, the Company sold 886,048 shares of its common stock via the at-the-market (“ATM”) program through A.G.P./Alliance Global Partners netting approximately $0.7 million in proceeds.

In November 2020, the Company closed on a public offering of 30,666,665 shares of its common stock at a public offering price of $0.30 per share, for gross proceeds of approximately $9.2 million, which gives effect to the exercise of the underwriter’s option in full. In addition, the Company also undertook a concurrent private placement of warrants to purchase up to 15,333,332 shares of common stock. The warrants have an exercise price per share of $0.35, are exercisable immediately and will expire five years from the date of issuance. The warrants also provide that if there is no effective registration statement registering, or no current prospectus available for, the issuance or resale of the warrant shares, the warrants may be exercised via a cashless exercise. After deducting the underwriting discounts and commissions and other offering expenses, the net proceeds from the offering were approximately $8.5 million.

During the nine months ended July 31, 2021, warrant holders from the Company’s November 2020 offering exercised 10,754,932 warrants in exchange for 10,754,932 shares of the Company’s common stock and warrant holders from the Company’s April 2021 Offering exercised 7,671,937 pre-funded warrants in exchange for 7,671,937 shares of the Company’s common stock. Pursuant to these warrant exercises, the Company received aggregate proceeds of approximately $3.8 million which were payable upon exercise.

A summary of the changes in stockholders’ equity for the three and nine months ended July 31, 2021 and 2020 is presented below (in thousands, except share data):

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at November 1, 2019	-	$-	50,201,671	$50	$423,750	$(384,269)	$39,531
Stock-based compensation	-	-	2,957	-	242	-	242
Advaxis public offerings, net of offering costs	-	-	10,000,000	10	9,618	-	9,628
Warrant exercises	-	-	26,416	-	2	-	2
Issuance of shares to employees under ESPP Plan	-	-	5,555	-	2	-	2
Net Loss	-	-	-	-	-	(7,857)	(7,857)
Balance at January 31, 2020	-	$-	60,236,599	$60	$433,614	$(392,126)	$41,548
Stock-based compensation	-	-	5,651	-	210	-	210
Warrant exercises	-	-	7,500	-	-	-	-
Issuance of shares to employees under ESPP Plan	-	-	2,694	-	2	-	2
Net Loss	-	-	-	-	-	(6,323)	(6,323)
Balance at April 30, 2020	-	$-	60,252,444	$60	$433,826	$(398,449)	$35,437
Stock-based compensation	-	-	-	-	255	-	255
Tax withholdings paid on equity awards	-	-	-	-	(1)	-	(1)
Tax shares sold to pay for tax withholdings on equity awards	-	-	-	-	1	-	1
Issuance of shares to employees under ESPP Plan	-	-	2,899	-	2	-	2
At-the-market shares issued, net of offering costs	-	-	1,375,337	1	956	-	957
Commitment fee shares issued for equity line	-	-	1,084,266	1	643	-	644
Net Loss	-	-	-	-	-	(5,829)	(5,829)
Balance at July 31, 2020	-	$-	62,714,946	$62	$435,682	$(404,278)	$31,466

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at November 1, 2020	-	$-	78,074,023	$78	$440,840	$(410,738)	$30,180
Stock-based compensation	-	-	-	-	236	-	236
Advaxis public offerings, net of offering costs	-	-	30,666,665	31	8,519	-	8,550
Warrant exercises	-	-	7,390,000	7	2,579	-	2,586
Net Loss	-	-	-	-	-	(3,977)	(3,977)
Balance at January 31, 2021	-	$-	116,130,688	$116	$452,174	$(414,715)	$37,575
Stock-based compensation	-	-	5,888	-	215	-	215
Stock option exercises	333	-	-	-	-	-	-
Advaxis public offerings, net of offering costs	-	-	18,463,448	19	13,664	-	13,683
Warrant exercises	-	-	11,037,435	11	1,174	-	1,185
Issuance of shares to employees under ESPP Plan	-	-	1,000	-	-	-	-
Net Loss	-	-	-	-	-	(5,107)	(5,107)
Balance at April 30, 2021	-	$-	145,638,459	$146	$467,227	$(419,822)	$47,551
Stock-based compensation	-	-	-	-	60	-	60
Net Loss	-	-	-	-	-	(3,334)	(3,334)
Balance at July 31, 2021	-	$-	145,638,459	$146	$467,287	$(423,156)	$44,277

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of July 31, 2021 and October 31, 2020 (in thousands):

July 31, 2021	Level 1	Level 2	Level 3	Total
Common stock warrant liability, warrants exercisable at $0.30 through September 2024	-	-	$24	$24
Common stock warrant liability, warrants exercisable at $0.70 through 5 years after the date such warrants become exercisable, if ever (Private Placement Warrants)	-	-	$4,061	$4,061
Total	-	-	$4,085	$4,085

October 31, 2020	Level 1	Level 2	Level 3	Total
Common stock warrant liability, warrants exercisable at $0.372 through September 2024	-	-	$17	$17

The following table sets forth a summary of the changes in the fair value of the Company’s warrant liabilities (in thousands):

For the Nine Months Ended July 31, 2021
Beginning balance	$17
Warrants issued	5,882
Warrant exercises	-
Change in fair value	(1,814)
Ending Balance	$4,085

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

Advaxis is currently winding down or has wound down clinical studies of Lm Technology immunotherapies in three program areas:

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

Recent Developments

The global health crisis caused by the novel coronavirus (“COVID-19”) pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, a new Delta variant of COVID-19, which appears to be the most transmissible variant to date, has begun to spread globally. The impact of the Delta variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and the response by governmental bodies and regulators.

In response to COVID-19, the Company implemented remote working and thus far, has not experienced a significant disruption or delay in its operations as it relates to the clinical development or drug production of our drug candidates by third parties. We continue to monitor the COVID-19 pandemic and take steps intended to mitigate the potential risks to our workforce and our operations. The COVID-19 pandemic has, and may continue to, directly or indirectly affect the pace of enrollment in our clinical trials as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency and clinical trial staff can no longer get to the clinic. Nonetheless, thus far, the COVID-19 pandemic has not had a significant impact on our business or results of operations. However, we remain in contact with the clinical sites in our study and are in discussion with additional sites to combat any potential impact in enrollment. We are unable to determine or predict the extent, duration or scope of the overall impact of the COVID-19 pandemic on our business, operations, financial condition or liquidity.

Merger with Biosight

On July 4, 2021, the Company entered into a Merger Agreement (the “Merger Agreement”), subject to shareholder approval, with Biosight Ltd. (“Biosight”) and Advaxis Ltd. (“Merger Sub”), a direct, wholly-owned subsidiary of Advaxis. Under the terms of the agreement, Biosight will merge with and into Merger Sub, with Biosight continuing as the surviving company and a wholly-owned subsidiary of Advaxis (the “Merger”). Immediately after the merger, Advaxis stockholders as of immediately prior to the merger are expected to own approximately 25% of the outstanding shares of the combined company and former Biosight shareholders are expected to own approximately 75% of the outstanding shares of the combined company. The merger will be accounted for a reverse acquisition pursuant to ASC 805-40.

At the effective time of the Merger (the “Effective Time”), each share of share capital of Biosight (excluding certain Biosight shares that may be cancelled pursuant to the terms of the Merger Agreement) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive a number of shares of Advaxis common stock, par value $0.001 per share, equal to the exchange ratio, 118.2009 shares of Advaxis common stock per Biosight share (subject to adjustment to account for the proposed Advaxis reverse stock split).

If the Merger Agreement is terminated under certain circumstances, Advaxis or Biosight, as applicable, will be required to pay the other party a termination fee up to $7,500,000.

Results of Operations for the Three Months Ended July 31, 2021 and 2020

Revenue

Revenue was $0.3 million for the three months ended July 31, 2021 compared to $0 for the three months ended July 31, 2020. In the current period, we received the annual licensing fee from GBP.

Research and Development Expenses

We invest in research and development to advance our Lm technology through our pre-clinical and clinical development programs. Research and development expenses for the three months ended July 31, 2021 and July 31, 2020 were categorized as follows (in thousands):

	Three Months Ended July 31,		Increase (Decrease)
	2021	2020	$	%

Hotspot/Off-the-Shelf therapies	$546	$768	$(222)	(29)%
Prostate cancer	113	338	(225)	(67)%
HPV-associated cancers	420	786	(366)	(47)%
Personalized neoantigen-directed therapies	7	103	(96)	(93)%
Other expenses	617	1,463	(846)	(58)%
Total research & development expense	$1,703	$3,458	$(1,755)	(51)%
Stock-based compensation expense included in research and development expense	$29	$79	$(50)	(63)%

Research and development expenses for the three months ended July 31, 2021 decreased approximately $1.8 million, or 51%, compared to the same period in 2020. The decrease was primarily attributable to the substantial reduction in costs associated with the winding down of clinical studies that have been discontinued.

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs and stock-based compensation expense for employees included in our finance, legal and administrative organizations, outside legal and professional services, and facilities costs. General and administrative expenses for the three months ended July 31, 2021 and July 31, 2020 were as follows (in thousands):

	Three Months Ended July 31,		Increase (Decrease)
	2021	2020	$	%

General and administrative expense	$2,678	$2,384	$294	12%

Stock-based compensation expense included in general and administrative expense	$31	$176	$(145)	82%

General and administrative expenses for the three months ended July 31, 2021 increased approximately $0.3 million, or 12%, compared to the same period in 2020. This increase primarily relates to (1) an increase of $0.6 million in legal and consulting fees related to the merger with Biosight and (2) the annual meeting proxy solicitation fees. These increases were partially offset by decreases in: (1) rent and utilities due to the termination of our office lease at our former location, (2) personnel costs and (3) charges related to the abandonment of non-strategic intellectual property.

Changes in Fair Values

For the three months ended July 31, 2021, we recorded non-cash income from changes in the fair value of the warrant liability of approximately $0.8 million. The decrease in the fair value of liability warrants resulted from resulted from a decrease in our share price from $0.49 at April 30, 2021 to $0.41 at July 31, 2021.

For the three months ended July 31, 2020, we recorded non-cash income from changes in the fair value of the warrant liability of approximately $7,000. The decrease in the fair value of liability warrants resulted from a decrease in our share price from $0.67 at April 30, 2020 to $0.58 at July 31, 2020.

Results of Operations for the Nine Months Ended July 31, 2021 and 2020

Revenue

Revenue increased approximately $3.0 million for the nine months ended July 31, 2021 compared to $0.3 million for the nine months ended July 31, 2020. In the current period, we recognized royalty payments from OST.

Research and Development Expenses

We invest in research and development to advance our Lm technology through our pre-clinical and clinical development programs. Research and development expenses for the nine months ended July 31, 2021 and July 31, 2020 were categorized as follows (in thousands):

	Nine Months Ended July 31,		Increase (Decrease)
	2021	2020	$	%

Hotspot/Off-the-Shelf therapies	$2,531	$2,230	$301	13%
Prostate cancer	207	872	(665)	(76)%
HPV-associated cancers	1,865	3,310	(1,445)	(44)%
Personalized neoantigen-directed therapies	400	1,011	(611)	(60)%
Other expenses	3,613	4,816	(1,203)	(25)%
Total research & development expense	$8,616	$12,239	$(3,623)	(30)%
Stock-based compensation expense included in research and development expense	$142	$233	$(91)	(39)%

Research and development expenses for the nine months ended July 31, 2021 decreased approximately $3.6 million, or 30%, compared to the same period in 2020. The decrease was primarily attributable to the substantial reduction in costs associated with the winding down of clinical studies that have been discontinued.

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs and stock-based compensation expense for employees included in our finance, legal and administrative organizations, outside legal and professional services, and facilities costs. General and administrative expenses for the nine months ended July 31, 2021 and July 31, 2020 were as follows (in thousands):

	Nine Months Ended July 31,		Increase (Decrease)
	2021	2020	$	%

General and administrative expense	$9,038	$8,063	$975	12%

Stock-based compensation expense included in general and administrative expense	$369	$475	$(106)	(22)%

General and administrative expenses for the nine months ended July 31, 2021 increased approximately $1.0 million, or 12%, compared to the same period in 2020. This increase primarily relates to increases in (1) an increase of $0.8 million in legal and consulting fees related to the merger with Biosight (2) the annual meeting proxy solicitation fees (3) sublicense fees, (4) amounts paid in settlement of a shareholder demand letter and (5) losses on disposal of property and equipment in connection with the termination of our office lease at our former location. These increases were partially offset by decreases in (1) rent and utilities due to the termination of our office lease at our former location, (2) personnel costs and (3) charges related to the abandonment of non-strategic intellectual property.

Changes in Fair Values

For the nine months ended July 31, 2021, we recorded non-cash income from changes in the fair value of the warrant liability of approximately $1.8 million. The decrease in the fair value of liability warrants resulted primarily from the issuance of warrants in the April 2021 Private Placement. The warrants issued in the April 2021 Private Placement had a decrease in fair value of approximately $1.8 million from date of issuance to July 31, 2021, which resulted from a decrease in our share price from $0.57 at April 14, 2021 to $0.41 at July 31, 2021.

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

Historically, the Company’s major sources of cash have comprised proceeds from various public and private offerings of its securities (including common stock), debt financings, clinical collaborations, option and warrant exercises, income earned on investments and grants, and interest income. From October 2013 through July 31, 2021, the Company raised approximately $339.4 million in gross proceeds ($30.0 million during the nine months ended July 31, 2021) from various public and private offerings of our common stock. The Company has sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future. As of July 31, 2021 and October 31, 2020, the Company had an accumulated deficit of approximately $423.2 million and $410.7 million, respectively, and stockholders’ equity of approximately $44.3 million and $30.2 million, respectively.

The COVID-19 pandemic has negatively affected the global economy and created significant volatility and disruption of financial markets. An extended period of economic disruption could negatively affect the Company’s business, financial condition, and access to sources of liquidity. As of July 31, 2021, the Company had approximately $45.3 million in cash and cash equivalents. The actual amount of cash that the Company will need to continue operating is subject to many factors. The Company based this estimate on assumptions that may prove to be wrong, and we could use available capital resources sooner than currently expected.

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

In conjunction with the Merger described above, the Company may seek a private investment in public equity (“PIPE”) capital raise to provide capital for the combined company. The Company expects any such fundraising efforts to begin in September 2021 and seeks to raise a least an aggregate of $25 million in capital to close concurrently with the Merger.

Outside of the PIPE capital raise, the Company does not have any current plans to raise capital in the near term, absent an extraordinary change in circumstances, such as unforeseen liabilities or if we acquire new assets that require additional investment. The Company believes it has sufficient capital to fund its obligations, as they become due, in the ordinary course of business into the 3rd fiscal quarter of 2023.

Cash Flows

Operating Activities

Net cash used in operating activities includes reduced spending associated with our clinical trial programs and general and administrative activities. Net cash used in operating activities was approximately $11.7 million for the nine months ended July 31, 2021 compared to $18.7 million for the nine months ended July 31, 2020. The decrease was due to measures to control costs for non-essential items in areas that did not support our strategic direction, and as a result, we have continued to reduce non-strategic operating expenditures over the past several quarters.

Investing Activities

Net cash used in investing activities was approximately $0.1 million for the nine months ended July 31, 2021 compared to $0.4 million for the nine months ended July 31, 2020. The decrease is a result of proceeds on disposal of property and equipment and the abandonment of certain non-strategic intellectual property in the prior period.

Financing Activities

Net cash provided by financing activities was approximately $31.9 million for the nine months ended July 31, 2021, as compared to $10.6 million for the nine months ended July 31, 2020. In April 2021, the Company completed an offering of (i) 17,577,400 shares of common stock, (ii) 7,671,937 pre-funded warrants to purchase 7,671,937 shares of common stock and (iii) registered common share purchase warrants to purchase 11,244,135 shares of common stock (the “Registered Direct Offering”) with two healthcare focused, institutional investors. The Company also issued to the investors, in a concurrent private placement, unregistered common share purchase warrants to purchase 14,005,202 shares of the Company’s common stock (the “Private Placement” and together with the Registered Direct Offering, the “April 2021 Offering”). We received gross proceeds of approximately $20 million, before deducting the fees and expenses payable by us in connection with the April 2021 Offering. On November 27, 2020, the Company completed an underwritten public offering of 26,666,666 shares of common stock and common stock warrants to purchase up to 13,333,333 shares of common stock (the “November 2020 Offering”).

On November 24, 2020, the underwriters notified us that they had exercised their option to purchase an additional 3,999,999 shares of common stock and 1,999,999 warrants in full. After giving effect to the full exercise of the underwriters’ option, we issued and sold an aggregate 30,666,665 shares of common stock and warrants to purchase up to 15,333,332 shares of common stock. We received gross proceeds of approximately $9.2 million, before deducting the underwriting discounts and commissions and fees and expenses payable by us in connection with the November 2020 Offering. In January 2020, we completed a public offering of 10,000,000 shares of our common stock, which resulted in net proceeds of approximately $9.7 million. Additionally, during the nine months ended July 31, 2020, we sold 1,375,337 shares under the ATM program for net proceeds of approximately $1.0 million.

Off-Balance Sheet Arrangements

As of July 31, 2021, we had no off-balance sheet arrangements.

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

See Note 2 to our condensed consolidated financial statements for a discussion of our significant accounting policies.

Recently Issued Accounting Standards Not Yet Effective or Adopted

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At July 31, 2021, we had approximately $45.3 million in cash and cash equivalents, which consisted primarily of bank deposits and money market funds. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. We use a combination of internal and external management to execute our investment strategy and achieve our investment objectives. We typically invest in highly-rated securities (such as money market funds), and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

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

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2021, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is from time to time involved in legal proceedings in the ordinary course of our business. The Company does not believe that any of these claims or proceedings against us is likely to have, individually or in the aggregate, a material adverse effect on the financial condition or results of operations. For more information regarding legal proceedings involving the Company, please see Note 9 – Commitments and Contingencies to our condensed consolidated financial statements.

Item 1A. Risk Factors

Our business and financial results are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our annual report on Form 10-K for the fiscal year ended October 31, 2020, (as filed with the SEC on January 22, 2021, and amended by Amendment No. 1 thereto on Form 10-K/A filed on February 26, 2021, as so amended the “2020 Form 10-K/A”) should be carefully considered.

The information presented below updates, and should be read in conjunction with, the risk factors identified in our 2020 Form 10-K/A. The risks described in our 2020 Form 10-K/A, this Quarterly Report on Form 10-Q and the information in the section of this document entitled “Cautionary Note Regarding Forward Looking Statements” are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business operations. If any of the risks described in our 2020 Form 10-K/A actually occur, our business, financial condition or results of operations could be materially adversely affected.

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

As of December 21, 2020, the Company was yet to be in compliance with the minimum bid requirement as discussed above. On December 22, 2020, the Company received notification from Nasdaq that the Company’s application to transfer the listing of its common stock from the Nasdaq Global Select Market to the Nasdaq Capital Market had been approved. The Company’s securities were transferred to the Nasdaq Capital Market at the opening of business on December 24, 2020 and the Company will have an additional 180 days, or until June 21, 2021, to regain compliance with the minimum bid price per share requirement.

On August 11, 2021, the Company received notification from Nasdaq to grant the Company an extension through November 22, 2021, to evidence compliance with Nasdaq’s $1.00 Minimum Bid Price Rule and complete its previously announced merger transaction with Biosight. Pursuant to the Nasdaq Listing Rules, the combined company will be required to meet all applicable initial listing requirements upon the closing of the merger, including the $4 per share price requirement.

If compliance cannot be demonstrated by November 22, 2021 or the Company does not comply with the terms of this extension, Nasdaq will provide written notification that the Company’s securities will be delisted which could adversely affect the market price and liquidity of our common stock and reduce our ability to raise additional capital.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on March 21, 2018. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on March 21, 2018.

3.2	Second Amended and Restated By-Laws of Advaxis, Inc., incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2021.

10.1	Agreement and Plan of Merger and Reorganization, by and among the Company, Merger Sub, and Biosight, dated as of July 4, 2021, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 4, 2021.

10.2	Form of Support Agreement, dated as of July 4, 2021, by and between the Company, Biosight and each director and executive officer of the Company or Biosight, incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 4, 2021.

31.1*	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

September 9, 2021

ADVAXIS, INC.

By:	/s/ Igor Gitelman
Name:	Igor Gitelman
Title:	Chief Accounting Officer, VP of Finance

By:	/s/ Kenneth Berlin
Name:	Kenneth Berlin
Title:	President, Chief Executive Officer and Interim Chief Financial Officer

