Form 10-K
period 2021-10-31
Advaxis, Inc.
filed 2022-02-14
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED - OCTOBER 31, 2021

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 001-36138

ADVAXIS, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0563870
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

9 Deer Park Drive, Suite K-1, Monmouth Junction, NJ	08852
(Address of principal executive offices)	(Zip Code)

(609) 452-9813

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ADXS	OTCQX® Best Market

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

Yes ☐ No ☒

As of April 30, 2021, the aggregate market value of the voting common equity held by non-affiliates was approximately $71,182,627 based on the closing bid price of the registrant’s common stock on the Nasdaq Capital Market. In December 2021, the Company was delisted from Nasdaq and accepted onto the OTCQX ® Best Market (For purposes of determining this amount, only directors, executive officers, and 10% or greater shareholders and their respective affiliates have been deemed affiliates). ☒

The registrant had 145,638,459 shares of common stock, par value $0.001 per share, outstanding as of February 10, 2022.

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	the success and timing of our clinical trials, including patient accrual;
●	our ability to obtain and maintain regulatory approval and/or reimbursement of our product candidates for marketing;
●	our ability to obtain the appropriate labeling of our products under any regulatory approval;
●	our plans to develop and commercialize our products;
●	the successful development and implementation of future sales and marketing campaigns;
●	the change of key scientific or management personnel;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	our ability to successfully compete in the potential markets for our product candidates, if commercialized;
●	regulatory developments in the United States and foreign countries;
●	the rate and degree of market acceptance of any of our product candidates;
●	new products, product candidates or new uses for existing products or technologies introduced or announced by our competitors and the timing of these introductions or announcements;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	our available cash;
●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
●	our ability to obtain additional funding;
●	any outcomes from our review of strategic transactions and options to maximize stockholder value;
●	the ability of our product candidates to successfully perform in clinical trials and to resolve any clinical holds that may occur;
●	our ability to obtain and maintain approval of our product candidates for trial initiation;
●	our ability to manufacture and the performance of third-party manufacturers;
●	our ability to identify license and collaboration partners and to maintain existing relationships;

●	the performance of our clinical research organizations, clinical trial sponsors and clinical trial investigators, and collaboration partners for any clinical trials we conduct;
●	our ability to successfully implement our strategy; and
●	our ability to maintain the listing of our common stock on the OTCQX® Best Market (“OTCQX”).

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

The Advaxis Corporate Strategy and Strategic Considerations

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

Advaxis is currently mainly concentrating on its disease-focused, hotspot/”off-the-shelf” neoantigen-directed therapies called ADXS-HOT. ADXS-HOT is a program that leverages the Company’s proprietary Lm technology to target hotspot mutations that commonly occur in specific cancer types. ADXS-HOT drug candidates are designed to target acquired shared or “public” mutations in tumor driver genes along with other cancer-associated antigens that also commonly occur in specific cancer types.

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

In December 2021, we announced that we had terminated our merger agreement with Biosight Ltd. (“Biosight”), pursuant to which Biosight was to merge with and into Advaxis Ltd. (“Merger Sub”), a direct, wholly-owned subsidiary of Advaxis, with Biosight continuing as the surviving company and a wholly-owned subsidiary of Advaxis (the “Merger”). As also announced in December 2021, we plan to continue to explore additional options to maximize stockholder value.

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

Clinical Pipeline

Advaxis is focused on the development and commercialization of proprietary Lm Technology antigen delivery products. Advaxis has completed and closed out clinical studies of Lm Technology immunotherapies in three program areas:

●	HPV associated cancers

●	Personalized neoantigen-directed therapies

●	PSA directed therapy

All these clinical program areas are anchored in the Company’s Lm TechnologyTM, a unique platform designed for its ability to safely and effectively target various cancers in multiple ways. The Phase 1/2 study with ADXS-PSA ± pembrolizumab in metastatic castration-resistant prostate cancer patients was closed on January 25, 2021. The MEDI Phase 2 combo study (AZ) with AXAL ± durvalumab in Cervical and Head and Neck Cancer and the AIM2CERV Phase 3 clinical trial with ADXS-HPV (AXAL) in cervical cancer were closed on August 22, 2019 and June 11, 2021, respectively. The study with personalized neoantigen-directed therapies (ADXS-NEO) was closed on May 22, 2020 and the NEO program-IND inactivation request was submitted to the FDA on May 10, 2021.

While we are currently winding down clinical studies of Lm Technology immunotherapies in these program areas, our license agreements continue with OS Therapies, LLC, for ADXS-HER2, and with GBP for the exclusive license for the development and commercialization of ADXS-HPV or AXAL in Asia, Africa, and the former USSR territory, exclusive of India and certain other countries.

Advaxis Pipeline of Product Candidates

Disease-focused hotspot/’off -the-shelf’ neoantigen therapies (ADXS-HOT)

Advaxis is creating a new group of immunotherapy constructs for major solid tumor cancers that combines our optimized Lm Technology vector with promising targets designed to generate potent anti-cancer immunity. The ADXS-HOT program is a series of novel cancer immunotherapies that will target somatic mutations, or hotspots; cancer testis antigens, or CTAs; and oncofetal antigens, or OFAs. These three types of targets form the basis of the ADXS-HOT program because they are designed to be more capable of generating potent, tumor-specific, and high-strength killer T cells, versus more traditional over-expressed native sequence tumor associated antigens. Most hotspot mutations and OFA/CTA proteins play critical roles in oncogenesis; targeting both at once could significantly impair cancer proliferation. The ADXS-HOT products will combine many of the potential high avidity targets that are expressed in all patients with the target disease into one “off-the-shelf,” ready-to-administer treatment. The ADXS-HOT technology has a strong intellectual property, or IP, position, with potential protection into 2037, and an IP filing strategy providing for broad coverage opportunities across multiple disease platforms and combination therapies. In July 2018, the Company announced that the U.S. Food and Drug Administration, or FDA, allowed the Company’s investigational new drug, or IND, application for its ADXS-HOT drug candidate (ADXS-503) for non-small cell lung cancer, or NSCLC.

The Phase 1/2 clinical trial of ADXS-503 is seeking to establish the recommended dose, safety, tolerability and clinical activity of ADXS-503 administered alone and in combination with a KEYTRUDA® in approximately 50 patients with NSCLC, in at least five sites across the U.S. The two dose levels with monotherapy in Part A, (1 x108 CFU and 5 x108 CFU) have been completed. Part B with ADXS-503 (1 x108 CFU) in combination with KEYTRUDA® is currently enrolling its efficacy expansion for up to 18 patients at dose level 1 (1 x108 CFU + KEYTRUDA®) with the potential to proceed to dose level 2 (5 x108 CFU + KEYTRUDA®) at a later date. Part C, which is evaluating ADXS-503 in combination with KEYTRUDA® (1 x108 CFU + KEYTRUDA®) as a first-line treatment for patients with NSCLC with PD-L1 expression ≥ 1% or who are unfit for chemotherapy, is currently enrolling patients.

Initial results from Part A and Part B were presented in a poster titled, “Phase 1/2 Study of an Off-the-Shelf, Multi-Neoantigen Vector (ADXS-503) Alone and in Combination with Pembrolizumab in Subjects with Metastatic Non-Small Cell Lung Cancer (NSCLC)” at the 2020 Society for Immunotherapy of Cancer (SITC) Annual Meeting. ADXS-503 alone (Part A) and in combination with pembrolizumab (Part B-DL1 and Part C) appeared safe and tolerable. There were no added toxicities from combining ADXS-503 with pembrolizumab.

In Part A, ADXS-503 alone achieved stable disease in 50% (n=6) of heavily pre-treated patients including prior treatment with checkpoint inhibitors in all but one patient. In Part B, the overall response rate (17%) and disease control rate (67%) (n=6) suggest that adding on ADXS-503 after immediate prior progression on pembrolizumab may re-sensitize or enhance response to pembrolizumab. The first two patients treated in the Part B achieved SD and PR for more than 10 months. Another patient with squamous histology in Part B also achieved stable disease, suggesting this regimen may be broadly applicable across NSCLC. Patients with known KRAS mutations in tumor samples have achieved stable disease in the study, including KRAS G12D in two out of six patients in Part A and KRAS G12V in one out of three in Part B DL1. Mutational analysis is ongoing across all patients. Biomarker data from nine patients to date, six from Part A and three from Part B, showed (a) activation of cytotoxic- and/or memory-CD8+ T cells in patients treated with monotherapy and in combination therapy and (b) 100% efficient priming by ADXS-503 with generation of CD8+ T cells against neoantigens in the vector as well as antigen spreading observed.

The Company presented updated clinical data from Part B of the ADXS-503 clinical study at ASCO Annual Meeting 2021. The poster presentation titled “A phase 1 study of an off-the-shelf, multi-neoantigen vector (ADXS-503) in patients with metastatic non-small-cell lung cancer (NSCLC) progressing on pembrolizumab as last therapy” presented data on 10 patients who have been treated with ADXS-503 as an add-on therapy to patients failing pembrolizumab as last therapy with 10 patients evaluable for safety and nine patients evaluable for efficacy. Combination therapy was well tolerated with no dose limiting toxicity or added toxicity of the two drugs. Grades 1 and 2, transient and reversible events included chills, fever, and fatigue, in approximately half of the patients. The Overall Response Rate (“ORR”) was 11% (1/9) and Disease Control Rate (“DCR”) was 44% (4/9). Clinical benefit was durable, with an observed partial response (“PR”) and stable disease (“SD”) sustained for over a year, and another observed SD lasting over six months. An additional PR was maintained for approximately four months. Biomarker data demonstrate that patients who seem to achieve clinical benefit include those with PD-L1 expression ≥50%, secondary resistance disease to pembrolizumab and those who show proliferation and/or activation of NK and CD8+ T cells within the first weeks of therapy. Translational studies showed (a) antitumoral T cell responses elicited against hot-spot mutation antigens and/or tumor-associated antigens (“TAAs”); (b) emergence of naive CD8+ T cell clones, suggesting reactivity against novel antigens; and (c) induction of proliferation and/or activation of pre-existing CD8+ T cell clones, including PD-1 upregulation.

Enrollment in Part B of the ongoing study will continue to further evaluate the clinical benefit and immune effects of adding on ADXS-503 to patients progressing on pembrolizumab. An update of the clinical and translational results is expected to be presented at a medical conference in 2Q2022.

Advaxis also entered into an agreement with Columbia University Irving Medical Center in April 2021 to fund a phase 1 clinical study evaluating ADXS-504 in patients with biochemically recurrent prostate cancer. The study started early in 3Q 2021 and it will be the first clinical evaluation of ADXS-504, Advaxis’ off-the-shelf neoantigen immunotherapy drug candidate for early prostate cancer.

Nearly 248,530 men in the United States will be diagnosed with prostate cancer in 2021. It has been estimated that ~135,000 new cases undergo radical prostatectomy (RP) or radiotherapy (RT). Of these cases, 20–40% of pts with RP and 30–50% with RT will experience rising prostate specific antigen (PSA) levels following local therapy (BCR) within 10 years, a condition known as biochemical recurrence (BCR). BCR is not typically associated with imminent death, and biochemical progression may occur over a prolonged period. Clinicians treating men with BCR thus face a difficult set of decisions in attempting to delay the onset of metastatic disease and death while avoiding over-treating patients whose disease may never affect their overall survival or quality of life.

The phase 1 open-label study will evaluate the safety and tolerability of ADXS-504 monotherapy, administered via infusion, in 9-18 patients with biochemically recurrent prostate cancer, i.e., those with elevation of prostate-specific antigen (PSA) in the blood after radical prostatectomy or radical radiotherapy (external beam or brachytherapy) and who are not currently receiving androgen ablation therapy. The study will also evaluate if the body’s immune system can control the prostate cancer following treatment with ADXS-504 monotherapy.

HPV-Related Cancers

The Company conducted several studies evaluating axalimogene filolisbac, or AXAL, for HPV-related cancers. AXAL is an Lm-based antigen delivery product directed against HPV and designed to target cells expressing HPV.

In June 2019, the Company announced the closing of its AIM2CERV Phase 3 clinical trial with axalimogene filolisbac (AXAL) in high-risk locally advanced cervical cancer. Company estimates showed that the remaining cost to complete the AIM2CERV trial ranged from $80 million to $90 million, and initial efficacy data was not anticipated for at least three years. Therefore, results from the clinical trial were not the basis for the decision to close the study, nor was safety as the trial recently underwent its third Independent Data Monitoring Committee (IDMC) review with no safety issues noted. The Company has unblinded the AIM2CERV clinical data generated to date and currently has no plans to present it at any medical conference as the data set is incomplete and inconclusive. The Company will complete the clinical study report of the AIM2CERV Phase 3 study in 1Q 2022.

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

Especificos Stendhal SA de CV, or Stendhal, the Company’s co-development and commercialization partner for AXAL in Mexico, Brazil, Colombia and other Latin American countries, agreed to pay $10 million in support payment towards the expense of AIM2CERV over the duration of the trial, contingent upon Advaxis achieving annual project milestones, pursuant to a Co-Development and Commercialization Agreement, or the Stendhal Agreement. The Company was in arbitration proceedings with Stendhal. For more information, see Note 10, “Contingencies – Legal Proceedings” of the “Notes to the Financial Statements” included in Item 8.

Knight Therapeutics Inc., or Knight, holds an exclusive license to commercialize AXAL in Canada, as well as other product candidates.

Personalized Neoantigen-directed Therapies (ADXS-NEO)

ADXS-NEO is an individualized Lm Technology antigen delivery product developed using whole-exome sequencing of a patient’s tumor to identify neoantigens. ADXS-NEO is designed to work by presenting a large payload of neoantigens directly into dendritic cells within the patient’s immune system and stimulating a T cell response against cancerous cells. In October 2019, the Company announced that it has dosed its last patient in Part A, in monotherapy, and does not intend to continue into Part B, in combination with a checkpoint inhibitor. As a result, Advaxis has closed this study. The Company has completed the clinical study report from Part A of the ADXS-NEO study and the NEO program-IND inactivation request has been submitted to FDA.

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

At the final data cutoff of September 16, 2019, median overall survival for 37 patients in the combination arm was 33.6 months (95% CI, range 15.4-33.6 months). This updated median overall survival is an increase from the previous data presented at the American Association for Cancer Research Annual Meeting in April 2019, where median overall survival was 21.1 months in the combination arm. The combination of ADXS-PSA with KEYTRUDA®, might be associated with prolonged OS in this population, particularly in patients with unmet medical needs like visceral metastasis (16.4 months, range 4.0 - not reached) and those with prior docetaxel (16 months, range 6.4-34.6). The majority of TEAEs consisted of transient and reversible Grade 1-2 chills/rigors, fever, hypotension, nausea and fatigue. The combination of ADXS-PSA and KEYTRUDA® has appeared to be well-tolerated to date, with no additive toxicity observed. The Company presented these new data at the ASCO Genitourinary Cancers Symposium in San Francisco, CA. on February 2020 and the final results were submitted for publication in a peer-reviewed journal in 4Q 2021 Advaxis has completed the clinical study report for the ADXS-PSA study. The Company is currently seeking potential partners regarding opportunities to expand or advance this mCRPC program.

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

A phase 1B dose escalation study of ADXS31-164 in subjects with HER-2 expressing tumors was completed, and the database lock was completed in November 2018. Overall, ADXS31-164 IV infusion at the dose of 1×109 CFU appeared to be safe and well tolerated in 12 subjects treated and evaluable. No objective responses were observed in this late stage heavily pre-treated patient cohort. The results of this study were primarily intended to describe the safety and tolerability of ADXS31-164. This study was not intended to contribute to the evaluation of the effectiveness of ADXS31-164 for the treatment of patients with a history of HER2 expressing tumors. Advaxis has completed the clinical study report and it has been transferred along with the ADXS31-164 program-IND to OS Therapies, as described below.

In September 2018, the Company announced that it had granted a license to OS Therapies, LLC, or OS Therapies, for the use of ADXS31-164, also known as ADXS-HER2, for evaluation in the treatment of osteosarcoma in humans. Under the terms of the license agreement, OS Therapies, in collaboration with the Children’s Oncology Group, will be responsible for the conduct and funding of a clinical study evaluating ADXS-HER2 in recurrent, completely resected osteosarcoma. In December 2020 and January 2021, we received an aggregate of $1,415,000 from OS Therapies upon achievement of the $1,550,000 funding milestone set forth in the license agreement. In April 2021, the Company achieved the second milestone set forth in the license agreement for evaluation in the treatment of osteosarcoma in humans and received the amount due from OS Therapies of $1,375,000 in May 2021. For more information, see Note 9, “Licensing Agreements” of the “Notes to the Financial Statements” included in Item 8.

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

Corporate Information

We were originally incorporated in the State of Colorado on June 5, 1987 under the name Great Expectations, Inc. We were a publicly-traded “shell” company without any business until November 12, 2004 when we acquired Advaxis, Inc., a Delaware corporation, through a Share Exchange and Reorganization Agreement, dated as of August 25, 2004, which we refer to as the Share Exchange, by and among Advaxis, the stockholders of Advaxis and us. As a result of the Share Exchange, Advaxis became our wholly-owned subsidiary and our sole operating company. On December 23, 2004, we amended and restated our articles of incorporation and changed our name to Advaxis, Inc. On June 6, 2006, our stockholders approved the reincorporation of our company from Colorado to Delaware by merging the Colorado entity into our wholly-owned Delaware subsidiary. Our date of inception, for financial statement purposes, is March 1, 2002 and the Company was listed on the Nasdaq Capital Market (“Nasdaq”) in 2014. In December 2021, the Company was delisted from Nasdaq and accepted onto the OTCQX.

Our principal executive offices are located at 9 Deer Park Drive, Suite K-1, Monmouth Junction, New Jersey 08852, and our telephone number is (609) 452-9813. We maintain a corporate website at www.advaxis.com which contains descriptions of our technology, our product candidates and the development status of each drug. We make available free of charge through our internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We are not including the information on our website as a part of, nor incorporating it by reference into, this report. The SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is http://www.sec.gov.

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

Our approach to the intellectual property portfolio is to create, maintain, protect, enforce and defend our proprietary rights for the products we develop from our immunotherapy technology platform. We endeavor to maintain a coherent and aggressive strategic approach to building our patent portfolio with an emphasis in the field of cancer vaccines. Issued patents which are directed to AXAL, ADXS-PSA, and ADXS-HER2 in the United States, will expire between 2021 and 2032. Issued patents directed to our product candidates AXAL, ADXS-PSA, and ADXS-HER2 outside of the United States, will expire in 2032. Issued patents directed to our Lm -based immunotherapy platform in the United States, will expire between 2021 and 2031. Issued patents directed to our Lm-based immunotherapy platform outside of the United States, will expire between 2021 and 2033.

We have pending patent applications directed to our product candidates AXAL, ADXS-PSA, ADXS-HER2, and ADXS-HOT that, if issued would expire in the United States and in countries outside of the United States between 2021 and 2037. We have pending patent applications directed to methods of using of our product candidates AXAL, ADXS-PSA, ADXS-HOT, ADXS-HER2 directed to the following indications and others: prostate cancer and her2/neu-expressing cancer, that, if issued would expire in the United States and in countries outside of the United States between 2021 and 2037, depending on the specific indications.

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

The FDA may also consider additional kinds of data in support of a BLA, such as patient experience data and real-world evidence. For genetically targeted populations and variant protein targeted products intended to address an unmet medical need in one or more patient subgroups with a serious or life threatening rare disease or condition, the FDA may allow a sponsor to rely upon data and information previously developed by the sponsor or for which the sponsor has a right of reference, that was submitted previously to support an approved application for a product that incorporates or utilizes the same or similar genetically targeted technology or a product that is the same or utilizes the same variant protein targeted drug as the product that is the subject of the application.

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

To lessen the burden of subjects being required to travel to the clinic for an onsite visit during the Lm surveillance phase of the studies, the Lm surveillance period was reduced to 1 year instead of 3 years based on an agreement with the FDA in November 2020.

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

Our collaborators and partners include Merck, OS Therapies, Biocon, Global BioPharma, Knight, and others. For more information, see Note 9, “Licensing Agreements” of the “Notes to the Financial Statements” included in Item 8.

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

Employees

As of October 31, 2021, we had 15 employees, 14 of which were full time employees. Of our full-time employees, 1 holds a Ph.D. degree. None of our employees are represented by a labor union, and we consider our relationship with our employees to be good.

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

●	We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.
●	We will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our product candidates.
●	We are significantly dependent on the success of our Lm Technology platform and our product candidates based on this platform.
●	If we are unable to establish, manage or maintain strategic collaborations in the future, our revenue and drug development may be limited.
●	We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations. We can face serious consequences for violations.
●	We need to attract and retain highly skilled personnel; we may be unable to effectively manage growth with our limited resources.
●	We depend upon our senior management and key consultants and their loss or unavailability could put us at a competitive disadvantage.
●	The biotechnology and immunotherapy industries are characterized by rapid technological developments and a high degree of competition. We may be unable to compete with more substantial enterprises.

●	As a matter of course, we are reviewing strategic transactions for our company. We may not be successful in identifying or completing any strategic transaction and any such strategic transaction completed may not yield additional value for stockholders.
●	We can provide no assurance that our clinical product candidates will obtain regulatory approval or that the results of clinical studies will be favorable.
●	Drug discovery and development is a complex, time-consuming and expensive process that is fraught with risk and a high rate of failure.
●	We may face legal claims; legal disputes are expensive and we may not be able to afford the costs.
●	We can provide no assurance of the successful and timely development of new products.
●	Our employees, independent contractors, consultants, commercial partners, principal investigators, or CROs may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.
●	We must comply with significant government regulations.
●	Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.
●	We rely upon patents to protect our technology. We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.
●	The price of our common stock and warrants may be volatile.
●	The market prices for our common stock may be adversely impacted by future events.
●	A limited public trading market may cause volatility in the price of our common stock.
●	We may be at an increased risk of securities litigation, which is expensive and could divert management attention.
●	Our certificate of incorporation, bylaws and Delaware law have anti-takeover provisions that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

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

Risks Related to Our Financial Position, Capital Needs and Strategic Considerations

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

We will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our product candidates.

The research and development of our products has consumed substantial amounts of cash since inception. We expect to continue to invest in advancing the clinical development of our product candidates and to commercialize any product candidates for which we receive regulatory approval. As of October 31, 2021, we had cash and cash equivalents of approximately $41.6 million. We will require additional capital for the further development of our product candidates. We are pursuing various ways to support our development efforts including debt and/or equity financing as well as targeting potential collaborators of our products.

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

As we recently announced in connection with the termination of the Merger Agreement for our planned merger with Biosight, we are continuing to explore options to maximize stockholder value, including reviewing strategic transactions for our company. We may not be successful in identifying or completing any strategic transaction and any such strategic transaction completed may not yield additional value for stockholders.

In December 2021, we announced that we had terminated our merger agreement with Biosight. We also announced in December 2021 that we plan to continue to explore additional options to maximize stockholder value. As such, we are reviewing strategic transactions and alternatives. However, there can be no assurance that we will be successful in identifying or completing any strategic transactions, that any such strategic transaction will result in additional value for our stockholders or that the process will not have an adverse impact on our business. These transactions could include, but are not limited to, collaboration agreements, co-development agreements, strategic mergers, reverse mergers, the issuance or buyback of public shares, or the purchase, in-license or out-license or sale of specific assets, in addition to other potential actions aimed at increasing stockholder value. There can be no assurance that the review of strategic transactions will result in the identification or consummation of any transaction. Our Board of Directors may also determine that our most effective strategy is to continue to effectuate our current business plan. The process of reviewing strategic transactions may be time consuming and disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We could incur substantial expenses associated with identifying and evaluating potential strategic alternatives. No decision has been made with respect to any transaction and we cannot assure you that we will be able to identify and undertake any transaction that allows our shareholders to realize an increase in the value of their common stock or provide any guidance on the timing of such action, if any.

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

We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the foreseeable future due to our substantial investment in research and development. As of October 31, 2021, we had an accumulated deficit of approximately $428.6 million and stockholders’ equity of approximately $38.9 million. We expect to spend substantial additional sums on the continued administration and research and development of proprietary products and technologies with no certainty that our immunotherapies will become commercially viable or profitable as a result of these expenditures. If we fail to raise a significant amount of capital, we may need to significantly curtail operations or cease operations in the near future. If any of our product candidates fail in clinical trials or does not gain regulatory approval, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

We must rely upon third parties for manufacturing.

We currently have agreements with third party manufacturing facilities for production of many of our immunotherapies for research and development and testing purposes. We depend on third-party manufacturers to supply all of our clinical materials, but we do not have direct control over their personnel or operations. Third-party manufacturers must be able to meet our deadlines as well as adhere to quality standards and specifications. Our reliance on third parties for the manufacturing of our drug substance, investigational new drugs and, in the future, any approved products, creates a dependency that could severely disrupt our research and development, our clinical testing, and ultimately our sales and marketing efforts if the source of such supply proves to be unreliable or unavailable. For instance, manufacturers may experience unforeseen problems, such as material or personnel shortages, temporary or permanent facility closures, or scale up challenges. If any contracted manufacturing operation is unreliable or unavailable, we may not be able to manufacture clinical drug supplies of our immunotherapies, and our preclinical and clinical testing programs may not be able to move forward and our entire business plan could fail. If we are able to commercialize our products in the future, there is no assurance that any third-party manufacturers will be able to meet commercialized scale production requirements in a timely manner.

There is also no guarantee that our third-party manufacturers will be able to manufacture our product candidates in accordance with applicable standards or cGMPs. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of a product candidate that may not be detectable in final product testing. If these third party manufacturers are not able to comply with cGMPs, we may not be able to conduct clinical trials, may need to conduct additional studies, and may not, eventually, receive and maintain FDA approval for those products. Deviations from manufacturing requirements may also require remedial measures that may be costly and/or time-consuming for a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon or by third parties with whom we contract could materially harm our business. A failure to comply with the applicable regulatory requirements may also result in regulatory enforcement actions against our manufacturers.

While we are ultimately responsible for the manufacturing of our product candidates, other than through our contractual arrangements, we have little control over our manufacturers’ compliance with these regulations and standards. If our manufacturers encounter manufacturing difficulties, including cGMP compliance, we may need to find alternative manufacturing facilities, which we may not be able to on favorable terms or at all, and which would significantly impact our ability to develop, obtain and maintain regulatory approval for or market our product candidates, if approved. Any new manufacturers would need to either obtain or develop the necessary manufacturing know-how, and obtain the necessary equipment and materials, which may take substantial time and investment. We must also receive FDA approval for the use of any new manufacturers for commercial supply.

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

As of October 31, 2021, we had 15 employees, 14 of which were full time employees. Our ability to attract and retain highly skilled personnel is critical to our operations and expansion. We face competition for these types of personnel from other technology companies and more established organizations, many of which have significantly larger operations and greater financial, technical, human and other resources than we have. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. If we are not successful in attracting and retaining these personnel, or integrating them into our operations, our business, prospects, financial condition and results of operations will be materially adversely affected. In such circumstances we may be unable to conduct certain research and development programs, unable to adequately manage our clinical trials and other products, unable to commercialize any products, and unable to adequately address our management needs.

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

A global health crisis such as a pandemic, epidemic or outbreak of an infectious disease, such as the novel coronavirus (“COVID-19”), may materially and adversely affect our business and operations.

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

We are exposed to the risk of employee and third-party fraud or other misconduct. Misconduct by employees, independent contractors, consultants, commercial partners, manufacturers, investigators, or CROs could include intentional, reckless, negligent, or unintentional failures to comply with FDA regulations, comply with applicable fraud and abuse laws, provide accurate information to the FDA, properly calculate pricing information required by federal programs, comply with federal procurement rules or contract terms, report financial information or data accurately or disclose unauthorized activities to us. This misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter this type of misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Moreover, it is possible for a whistleblower to pursue a False Claims Act case against us even if the government considers the claim unmeritorious and declines to intervene, which could require us to incur costs defending against such a claim. Further, due to the risk that a judgment in an FCA case could result in exclusion from federal health programs or debarment from government contracts, whistleblower cases often result in large settlements. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, and results of operations, including the imposition of significant fines or other sanctions.

We must comply with significant government regulations.

The research and development, manufacturing and marketing of human therapeutic and diagnostic products are subject to regulation, primarily by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state, local and foreign entities regulate, among other things, research and development activities (including testing in animals and in humans) and the testing, manufacturing, handling, labeling, storage, record keeping, approval, distribution, advertising and promotion of the products that we are developing. If we obtain approval for any of our product candidates, our operations will be directly or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statue and the federal False Claims Act, and privacy laws. We, our product candidates, and our products, if we receive marketing approval are and will continue to be subject to extensive governmental regulation and regulatory authorities do and will continue to closely monitor our and our contractor’s compliance through, among other methods, inspections. Noncompliance with applicable laws and requirements can result in various adverse consequences and regulatory enforcement actions, including delay in approving or refusal to approve product licenses or other applications, suspension or termination of clinical investigations, revocation of approvals previously granted, fines, criminal prosecution, civil and criminal penalties, restitution or disgorgement of profits, recall or seizure of products, exclusion from having our products reimbursed by federal health care programs, the curtailment or restructuring of our operations, corporate integrity agreements or consent decrees, refusal to permit product import or export, modifications to labeling or promotional materials, issuance of corrective information, regulatory authority public statements, warning, untitled, or cyber letters, requirements for post-market studies or REMS, injunctions against shipping products and total or partial suspension of production and/or refusal to allow a company to enter into governmental supply contracts. Any of these events could prevent us from achieving or maintaining product approval and market acceptance of the particular product candidate, if approved, or could substantially increase the costs and expenses of developing and commercializing such product, which in turn could delay or prevent us from generating significant revenues from its sale. Any of these events could further have other material and adverse effects on our operations and business and could adversely impact our stock price and could significantly harm our business, financial condition, results of operations, and prospects.

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

Pursuant to the terms of our license agreement with Penn, which has been amended from time to time, we have acquired exclusive worldwide licenses for patents and patent applications related to our proprietary Listeria vaccine technology. The license provides us with the exclusive commercial rights to the patent portfolio developed at Penn as of the effective date of the license, in connection with Dr. Paterson and requires us to pay various milestone, legal, filing and licensing payments to commercialize the technology. As of October 31, 2021, we did not have outstanding payables to Penn. We can provide no assurance that we will be able to make all future payments due and owing thereunder, that such licenses will not be terminated or expire during critical periods, that we will be able to obtain licenses from Penn for other rights that may be important to us, or, if obtained, that such licenses will be obtained on commercially reasonable terms. The loss of any current or future licenses from Penn or the exclusivity rights provided therein could materially harm our business, financial condition and operating results.

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

Risks Related to Ownership of our Securities

Because we do not have sufficient authorized common stock on a fully diluted basis, the excess outstanding capital exposes us to liability, and we will need to increase our authorized common stock or execute a reverse stock split.

As of October 31, 2021, our authorized capital consists of 170,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of January 31, 2022, 145,638,459 shares of the authorized common stock are issued and outstanding, 893,946 shares are reserved for outstanding stock options and 30,225,397 shares are authorized for outstanding warrants. As such, our fully diluted capital structure is presently well above the amount of common stock we are authorized to issue. Therefore, until we either increase our authorized common stock or execute a reverse stock split, we are exposed to the risk of liability arising from the excess fully diluted capitalization. Therefore, in addition to the dilutive effect any exercises of the securities would have, in the event we are unable to obtain the requisite shareholder approval or waivers, or we are delayed in those efforts, the Company and your investment in us would be at risk.

Because we are quoted on the OTCQX instead of an exchange or national quotation system, our investors find it more difficult to trade in our stock, or might experience volatility in the market price of our common stock.

Our common stock is quoted on the OTCQX. The OTCQX is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that are quoted on the OTCQX as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

Our stock is listed on the OTCQX, if we fail to remain current on our reporting requirements, we could be removed from the OTCQX which would limit the ability of broker-dealers to sell our securities in the secondary market.

Companies trading on the OTCQX, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCQX. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get relisted on the OTCQX, which may have an adverse material effect on the Company.

We could issue additional “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights, and provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Our certificate of incorporation, as amended, provides that we may authorize and issue up to 5,000,000 shares of “blank check” preferred stock with designations, rights, and preferences as may be determined from time to time by our Board. On January 31, 2022, we issued 1,000,000 of such shares as Series D Convertible Redeemable Preferred Stock to several investors in a private placement, leaving 4,000,000 shares available for issuance. Our Board is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting, or other rights, which could dilute the interest of or impair the voting power of our holders of common stock. The issuance of a series of preferred stock could be used as a method of discouraging, delaying, or preventing a change in control. For example, it would be possible for our Board to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our Company.

Holders of our outstanding preferred stock may have interests and rights that are different from the holders of our common stock.

On January 31, 2022, we issued 1,000,000 shares of Series D Convertible Redeemable Preferred Stock, with a stated value of $5.00 per share, to several investors for aggregate gross proceeds of $5 million. The holders of the Series D Convertible Redeemable Preferred Stock generally participate in dividends and proceeds of any liquidation, on an as-if converted basis, in an equal amount and form as the holders of shares of our common stock and are convertible, upon the occurrence of certain events, at a rate of $0.25 per share (subject to certain adjustments for stock dividends, stock splits or the occurrence of a fundamental transaction). The total number of shares of common stock issuable upon conversion of the outstanding shares of preferred stock is 20,000,000 shares (subject to adjustment), which if and when issued upon conversion will dilute the existing holders of common stock.

The shares of preferred stock have no voting rights, except that they have the right to vote, with the holders of common stock, as a single class, with each share of preferred stock entitled to 1,500 votes, on a a proposal, to be voted upon by the Corporation’s stockholders, to approve an amendment to our certificate of incorporation to effect a reverse stock split of our issued and outstanding common stock within a range, to be determined by our board of directors and set forth in such proposal, of one new share of common stock for every number of shares of outstanding common stock, as determined by our Board, provided, that we must count the votes of such preferred stock on such matter in proportion to the vote of the common stock on such resolution. The holders of preferred stock will therefore have a substantial number of votes in excess of the amount of shares of common stock underlying its shares of preferred stock on such proposal that will be considered at special meeting of our stockholders expected to be held in early 2022 (provided, that, as noted above, the votes of the preferred stock on the proposal to authorize a reverse stock split of the common stock must be counted in proportion to the vote of the common stock on such proposal). Unless we receive approval of such proposal, and thereafter effect a reverse stock split, the shares of preferred stock cannot be converted into common stock. In addition, there is also no established public trading market for the preferred stock, and we do not expect one to develop. Accordingly, the interests of the holders of preferred stock may differ from those of the holders of our common stock, including, with respect to the approval of the reverse stock split proposal.

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

The trading price of our common stock and warrants may fluctuate substantially. The price of our common stock and warrants that will prevail in the market may be higher or lower than the price you have paid, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in our common stock and warrants. Those factors that could cause fluctuations include, but are not limited to, the following:

●	price and volume fluctuations in the overall stock market from time to time;

●	fluctuations in stock market prices and trading volumes of similar companies;

●	actual or anticipated changes in our net loss or fluctuations in our operating results or in the expectations of securities analysts;

●	the issuance of new equity securities pursuant to a future offering, including issuances of preferred stock;

●	general economic conditions and trends;

●	positive and negative events relating to healthcare and the overall pharmaceutical and biotech sector;

●	major catastrophic events;

●	sales of large blocks of our stock;

●	significant dilution caused by the anti-dilutive clauses in our financial agreements;

●	departures of key personnel;

●	changes in the regulatory status of our immunotherapies, including results of our clinical trials;

●	events affecting Penn or any current or future collaborators;

●	announcements of new products or technologies, commercial relationships or other events by us or our competitors;

●	regulatory developments in the United States and other countries;

●	failure of our common stock or warrants to be listed or quoted on the OTCQX® Best Market or on a national market system;

●	changes in accounting principles; and

●	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

Our common stock began trading on the over-the-counter-markets on July 28, 2005 and is currently quoted on the OTCQX under the symbol ADXS. Market prices for our common stock and warrants will be influenced by a number of factors, including:

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

So long as our common stock continues to be listed on the OTCQX, it could be subject to the so-called “penny stock” rules that impose restrictive sales practice requirements.

As our common stock has been de-listed from the Nasdaq Capital Market and is now listed on the OTCQX, which is not a “national securities exchange” as defined by the Exchange Act, and thus our common stock will be become subject to the so-called “penny stock” rules if the shares have a market value of less than $5.00 per share. The SEC has adopted regulations that define a penny stock to include any stock that has a market price of less than $5.00 per share, subject to certain exceptions, including an exception for stock traded on a national securities exchange. The SEC regulations impose restrictive sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. An accredited investor generally is a person whose individual annual income exceeded $200,000, or whose joint annual income with a spouse exceeded $300,000 during the past two years and who expects their annual income to exceed the applicable level during the current year, or a person with net worth in excess of $1.0 million, not including the value of the investor’s principal residence and excluding mortgage debt secured by the investor’s principal residence up to the estimated fair market value of the home, except that any mortgage debt incurred by the investor within 60 days prior to the date of the transaction shall not be excluded from the determination of the investor’s net worth unless the mortgage debt was incurred to acquire the residence. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale. This means that so long as our common stock is not listed on a national securities exchange, the ability of stockholders to sell their common stock in the secondary market could be adversely affected.

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

Our certificate of incorporation, Bylaws and Delaware law contain provisions which could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our shareholders. We are authorized to issue up to 5,000,000 shares of preferred stock, of which only 1,000,000 have been issued as of January 31, 2022, leaving 4,000,000 available for issuance. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our Board of Directors without further action by shareholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

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

Item 1B: Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate offices are located at 9 Deer Park Drive, Suite K-1, Monmouth Junction, NJ 08852 which is occupied pursuant to a lease that expires on March 31, 2023.

Item 3. Legal Proceedings.

Atachbarian

On November 15, 2021, a purported stockholder of the Company commenced an action against the Company and certain of its directors in the U.S. District Court for the District of New Jersey, entitled Atachbarian v. Advaxis, Inc., et al., No. 3:21-cv-20006. The plaintiff alleges that the defendants breached their fiduciary duties and violated Section 14(a) and Rule 20(a) of the Securities Exchange Act of 1934 and Rule 14A-9 promulgated thereunder by allegedly failing to disclose certain matters in the Registration Statement. On December 15, 2021, pursuant to an understanding reached with the plaintiff, the Company filed a Form 8-K with the SEC in which it made certain other additional disclosures that mooted the demands asserted in the complaint. On December 17, 2021, the plaintiff filed a notice of voluntary dismissal with prejudice. On February 7, 2022, the Company reached a settlement agreement, which is recorded in general and administrative expenses in the consolidated income statement.

Purported Stockholder Claims Related to Biosight Transaction

Between September 16, 2021, and November 4, 2021, the Company received demand letters on behalf of six purported stockholders of the Company, alleging that the Company failed to disclose certain matters in the Registration Statement, and demanding that the Company disclose such information in a supplemental disclosure filed with the SEC. On October 14, 2021, the Company filed an Amendment to the Registration Statement and on November 8, 2021, the Company filed a Form 8-K with the SEC in which it made certain other additional disclosures that mooted the demands asserted in the above-referenced letters. The six plaintiffs have made a settlement demand. The Company believes it has adequately accrued for a settlement, which is recorded in general and administrative expenses in the consolidated income statement.

In addition, the Company received certain additional demands from stockholders asserting that the proxy materials filed by the Company in connection with the Merger contained alleged material misstatements and/or omissions in violation of federal law. In response to these demands, the Company agreed to make, and did make, certain supplemental disclosures to the proxy materials. At this time, the Company is unable to predict the likelihood of an unfavorable outcome.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Our Common stock and Related Shareholder Matters.

Our common stock is listed on the OTCQX under the symbol “ADXS”.

As of February 7, 2022 there were approximately 95 holders of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

We have not declared or paid any cash dividends on our common stock, and we do not anticipate declaring or paying cash dividends for the foreseeable future.

Recent Sales of Unregistered Securities

None.

ITEM 6. Selected Financial Data.

[Reserved].

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

The Company believes that Lm Technology immunotherapies can complement and address significant unmet needs in the current oncology treatment landscape. Specifically, our product candidates (i.e., ADXS-PSA, ADXS-503 and ADXS-504) have the potential to optimize checkpoint performance, while having a generally well-tolerated safety profile, and most of our product candidates have an expected low cost of goods.

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

Recent Developments

COVID-19 Impact

The global health crisis caused by the novel coronavirus (“COVID-19”) pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, a new Omicron variant of COVID-19, which appears to be the most transmissible variant to date, has begun to spread globally. The impact of the Omicron variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Omicron variant and the response by governmental bodies and regulators.

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

Termination of Merger Agreement; Strategic Considerations

On July 4, 2021, the Company entered into a Merger Agreement (the “Merger Agreement”), subject to shareholder approval, with Biosight Ltd. (“Biosight”) and Advaxis Ltd. (“Merger Sub”), a direct, wholly-owned subsidiary of Advaxis. Under the terms of the agreement, Biosight was to merge with and into Merger Sub, with Biosight continuing as the surviving company and a wholly-owned subsidiary of Advaxis (the “Merger”). Immediately after the merger, Advaxis stockholders as of immediately prior to the merger were expected to own approximately 25% of the outstanding shares of the combined company and former Biosight shareholders were expected to own approximately 75% of the outstanding shares of the combined company.

On December 30, 2021, the Company terminated the Merger Agreement, as the Company was unable to obtain shareholder approval to complete the transaction. As announced in December 2021, the Company plans to continue to explore additional options to maximize stockholder value.

Financings

On January 31, 2022, the Company closed on an offering with certain institutional investors for the private placement of 1,000,000 shares of Series D convertible redeemable preferred stock. The shares to be sold have an aggregate stated value of $5,000,000. Each share of the Series D preferred stock has a purchase price of $4.75, representing an original issue discount of 5% of the stated value. The shares of Series D preferred stock are convertible into shares of the Company’s common stock, upon the occurrence of certain events, at a conversion price of $0.25 per share. The conversion, at the option of the stockholder, may occur at any time following the receipt of the stockholders’ approval for a reverse stock split. The Company will be permitted to compel conversion of the Series D preferred stock after the fulfillment of certain conditions and subject to certain limitations. The Series D preferred stock will also have a liquidation preference over the common stock, and may be redeemed by the investors, in accordance with certain terms, for a redemption price equal to 105% of the stated value, or in certain circumstances, 110% of the stated value. The Company and the holders of the Series D preferred stock will also enter into a registration rights agreement to register the resale of the shares of common stock issuable upon conversion of the Series D preferred stock. Total gross proceeds from the offering, before deducting the financial advisor’s fees and other estimated offering expenses, are $4.75 million.

Results of Operations for the Fiscal Year Ended October 31, 2021 Compared to the Fiscal Year Ended October 31, 2020

Revenue

Revenue increased approximately $3.0 million for the year ended October 31, 2021 compared to $0.3 million for the year ended October 31, 2020. In the current period, we recognized royalty payments from OST.

Research and Development Expenses

We invest in research and development to advance our Lm technology through our preclinical and clinical development programs. Research and development expenses for the years ended October 31, 2021 and 2020 were categorized as follows (in thousands):

	Fiscal Years Ended October 31,		Increase (Decrease)
	2021	2020	$	%

Hotspot/Off-the-Shelf therapies	$4,261	$3,515	$746	21%
Prostate cancer	30	948	(918)	(97)%
HPV-associated cancers	2,069	3,667	(1,598)	(44)%
Personalized neoantigen-directed therapies	495	1,266	(771)	(61)%
Other expenses	3,707	6,216	(2,509)	(40)%
Total research & development expense	$10,562	$15,612	$(5,050)	(32)%

Stock-based compensation expense included in research and development expense	$164	$308	$(144)	(47)%

Hotspot/Off-the-Shelf Therapies (ADXS-HOT)

Research and development costs associated with our hotspot mutation-based therapy for the fiscal year ended October 31, 2021 increased approximately 21% to $4.3 million compared to the same period in 2020. The increase is attributable to the costs associated with the increase in patient enrollment in the HOT-503 study and the commencement of our investigator-sponsored HOT-504 study.

Prostate Cancer (ADXS-PSA)

Research and development costs associated with our prostate cancer therapy for the fiscal year ended October 31, 2021 decreased approximately $0.9 million, or 97%, compared to the same period in 2020. The decrease is attributable to the winding down of the Phase 1/2 study of our ADXS-PSA compound in combination with KEYTRUDA® (pembrolizumab), Merck’s humanized monoclonal antibody. We do not anticipate that we will continue to incur significant costs associated with the wind down of the study.

HPV-Associated Cancers (AXAL)

The majority of the HPV-associated research and development costs include clinical trial and other related costs associated with our AXAL programs in cervical and head and neck cancers. HPV-associated costs for the fiscal year ended October 31, 2021 decreased approximately $1.6 million, or 44%, compared to the same period in 2020. The decrease is attributable to wind down costs associated with the closure of our Phase 3 AIM2CERV study in high-risk locally advanced cervical cancer. We do not anticipate that we will continue to incur significant costs associated with the wind down of the study.

Personalized Neoantigen-Directed Therapies (ADXS-NEO)

Research and development costs associated with personalized neoantigen-directed therapies for the fiscal year ended October 31, 2021 decreased approximately $0.8 million, or 61%, compared to the same period in 2020. The decrease is attributable to wind down costs associated with the termination of our ADXS-NEO study. We do not anticipate that we will continue to incur significant costs associated with the wind down of the study.

Other Expenses

Other expenses include salary and benefit costs, stock-based compensation expense, professional fees, laboratory costs and other internal and external costs associated with our research & development activities. Other expenses for the fiscal year ended October 31, 2021 decreased approximately $2.5 million, or 40%, compared to the same period in 2020. The decrease was primarily attributable to a decrease in salary related expenses, temporary worker expenses and consulting expenses due to a change in focus on the clinical development of our HOT-503 and HOT-504 programs and substantially less on our early research programs.

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs and stock-based compensation expense for employees included in our finance, legal and administrative organizations, outside legal and professional services, and facilities costs. General and administrative expenses for the years ended October 31, 2021 and 2020 were as follows (in thousands):

	Years Ended October 31,		Increase (Decrease)
	2021	2020	$	%

General and administrative expense	$11,464	$11,090	$374	3%

Stock-based compensation expense included in general and administrative expense	$402	$583	$(181)	(31)%

General and administrative expenses for the year ended October 31, 2021 increased approximately $0.4 million, or 3%, compared to the same period in 2020. This increase primarily relates to increases in (1) legal and consulting fees, including $1.4 million in legal and consulting fees related to the merger with Biosight (2) sublicense fees (3) proxy solicitation fees related to both the annual shareholder meeting and the merger with Biosight, (4) amounts paid in settlement of a shareholder demand letter and (5) losses on disposal of property and equipment in connection with the termination of our office lease at our former location. These increases were partially offset by decreases in (1) rent and utilities due to the termination of our office lease at our former location, (2) personnel costs and (3) charges related to the abandonment of non-strategic intellectual property.

Changes in Fair Values

For the year ended October 31, 2021, we recorded non-cash income from changes in the fair value of the warrant liability of approximately $1.0 million. The decrease in the fair value of liability warrants resulted primarily from the issuance of warrants in the April 2021 Private Placement. The warrants issued in the April 2021 Private Placement decreased in fair value from date of issuance to October 31, 2021 due to a decrease in our share price from $0.57 at April 14, 2021 to $0.485 at October 31, 2021.

For the fiscal year ended October 31, 2020, we recorded non-cash expense from changes in the fair value of the warrant liability of $0.

Loss on shares issued in settlement of warrants

On October 16, 2020, the Company entered into private exchange agreements with certain holders of warrants issued in connection with the Company’s January 2020 public offering of common stock and warrants. The warrants being exchanged provide for the purchase of up to an aggregate of 5,000,000 shares of our common stock at an exercise price of $1.25 per share. The warrants became exercisable on July 21, 2020 and have an expiration date of July 21, 2025. Pursuant to such exchange agreements, the Company agreed to issue 3,000,000 shares of common stock to the investors in exchange for the warrants. In connection with the exchange of warrants for common stock, the Company recorded a loss of approximately $77,000 as the fair value of the shares issued exceeded the fair value of warrants exchanged.

Liquidity and Capital Resources

Management’s Plans

Similar to other development stage biotechnology companies, our products that are being developed have not generated significant revenue. As a result, we have historically suffered recurring losses and we have required significant cash resources to execute our business plans. These losses are expected to continue for the foreseeable future.

Historically, the Company’s major sources of cash have comprised proceeds from various public and private offerings of its securities (including common stock), debt financings, clinical collaborations, option and warrant exercises, income earned on investments and grants, and interest income. From October 2013 through October 31, 2021, the Company raised approximately $339.4 million in gross proceeds ($30.0 million during the year ended October 31, 2021) from various public and private offerings of our common stock. The Company has sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future. As of October 31, 2021 and October 31, 2020, the Company had an accumulated deficit of approximately $428.6 million and $410.7 million, respectively, and stockholders’ equity of approximately $38.9 million and $30.2 million, respectively.

The COVID-19 pandemic has negatively affected the global economy and created significant volatility and disruption of financial markets. An extended period of economic disruption could negatively affect the Company’s business, financial condition, and access to sources of liquidity. As of October 31, 2021, the Company had approximately $41.6 million in cash and cash equivalents. The actual amount of cash that the Company will need to continue operating is subject to many factors.

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

Cash Flows

Operating Activities

Net cash used in operating activities was approximately $15.4 million for the fiscal year ended October 31, 2021 compared to $21.9 million for the fiscal year ended October 31, 2020. Net cash used in operating activities includes reduced spending associated with our clinical trial programs and general and administrative activities. The decrease was due to measures to control costs for non-essential items in areas that did not support our strategic direction, and as a result, we have continued to reduce non-strategic operating expenditures over the past several quarters.

Investing Activities

Net cash used in investing activities was approximately $11,000 for the fiscal year ended October 31, 2021 compared to $0.7 million for the fiscal year ended October 31, 2020. The decrease is a result of proceeds on disposal of property and equipment and the abandonment of certain non-strategic intellectual property in the prior period that led to less patent costs in the current period.

Financing Activities

Net cash provided by financing activities was approximately $31.9 million for the fiscal year ended October 31, 2021 as compared to $15.5 million for the fiscal year ended October 31, 2020. In April 2021, the Company completed an offering of (i) 17,577,400 shares of common stock, (ii) 7,671,937 pre-funded warrants to purchase 7,671,937 shares of common stock and (iii) registered common share purchase warrants to purchase 11,244,135 shares of common stock (the “Registered Direct Offering”) with two healthcare focused, institutional investors. The Company also issued to the investors, in a concurrent private placement, unregistered common share purchase warrants to purchase 14,005,202 shares of the Company’s common stock (the “Private Placement” and together with the Registered Direct Offering, the “April 2021 Offering”). We received gross proceeds of approximately $20 million, before deducting the fees and expenses payable by us in connection with the April 2021 Offering.

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

During the year ended October 31, 2021, warrant holders from the Company’s November 2020 offering exercised 10,754,932 warrants in exchange for 10,754,932 shares of the Company’s common stock and warrant holders from the Company’s April 2021 Offering exercised 7,671,937 pre-funded warrants in exchange for 7,671,937 shares of the Company’s common stock. Pursuant to these warrant exercises, the Company received aggregate proceeds of approximately $3.8 million which were payable upon exercise.

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

Off-Balance Sheet Arrangements

As of October 31, 2021, we had no off-balance sheet arrangements.

Critical Accounting Policies

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

Milestone Payments. At the inception of each arrangement that includes research or development milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. An output method is generally used to measure progress toward complete satisfaction of a milestone. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and earnings in the period of adjustment.

Stock Based Compensation

The Company has an equity plan which allows for the granting of stock options to its employees, directors and consultants for a fixed number of shares with an exercise price equal to the fair value of the shares at date of grant. The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date and is then recognized over the requisite service period, usually the vesting period, in both research and development expenses and general and administrative expenses on the consolidated statement of operations, depending on the nature of the services provided by the employees or consultants.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company used the Monte Carlo simulation model and the Black-Scholes model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the consolidated balance sheet as current or non-current based on whether or not net-cash settlement of the instrument could be required within 12 months of the balance sheet date.

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

Management has reviewed its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable and its carrying amount exceeds its fair value, which is based upon estimated undiscounted future cash flows. Net assets are recorded on the consolidated balance sheet for patents and licenses related to AXAL, ADXS-HOT and ADXS-PSA and other products that are in development. However, if a competitor were to gain FDA approval for a treatment before us or if future clinical trials fail to meet the targeted endpoints, the Company would likely record an impairment related to these assets. In addition, if an application is rejected or fails to be issued, the Company would record an impairment of its estimated book value.

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

At the inception of an arrangement, the Company determines whether an arrangement is or contains a lease based on the facts and circumstances present in the arrangement. An arrangement is or contains a lease if the arrangement conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Most leases with a term greater than one year are recognized on the consolidated balance sheet as operating lease right-of-use assets and current and long-term operating lease liabilities, as applicable. The Company has elected not to recognize on the consolidated balance sheet leases with terms of 12 months or less. The Company typically only includes the initial lease term in its assessment of a lease arrangement. Options to extend a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

At October 31, 2021, we had approximately $41.6 million in cash and cash equivalents, which consisted primarily of bank deposits and money market funds. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. We use a combination of internal and external management to execute our investment strategy and achieve our investment objectives. We typically invest in highly-rated securities (such as money market funds), and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2021. Based on such evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that, as of October 31, 2021, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. With the participation of our Chief Executive Officer and interim Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2021. In conducting such evaluation, management used the criteria set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2021, based on those criteria.

This report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting, in accordance with applicable SEC rules that permit us to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal year ended October 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

On February 14, 2022, the Company filed a Certificate of Correction to the Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Redeemable Preferred Stock (the “Certificate of Designation”) that was filed with the Secretary of State of Delaware on January 31, 2022 (the “Certificate of Correction”). The Certificate of Correction corrects an inadvertent statement in the first sentence of Section 4 of the Certificate of Designation, which erroneously stated that each share of Series D Preferred Stock is entitled to 1,500 votes per share with respect to the Reverse Stock Split Proxy Proposal (as defined in the Certificate of Designation), when it should have stated that each share of Series D Preferred Stock is entitled to 30,000 votes per share with respect to the Reverse Stock Split Proxy Proposal, as approved by the Board of Directors of the Company.

A copy of the Certificate of Correction is attached hereto as Exhibit 3.13.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

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

Advaxis’ directors are elected annually by the stockholders and serve for one-year terms until his/her successor is elected and qualified or until such director’s earlier death, resignation or removal. The executive officers and key personnel are appointed by and serve at the discretion of the Board of Directors. The current executive officers and directors of Advaxis and their respective ages as of February 14, 2022 are as follows:

Name	Age	Position
Dr. David Sidransky (2) (3) (4)	61	Chairman of our Board of Directors
Dr. James P. Patton (1) (3) (4)	64	Vice Chairman of our Board of Directors
Roni A. Appel (1) (3)	55	Director
Kenneth A. Berlin	57	President and Chief Executive Officer, Director
Richard J. Berman (1) (2)	79	Director
Dr. Samir N. Khleif (2) (4)	58	Director
Andres Gutierrez	61	Chief Medical Officer and Executive Vice President
Igor Gitelman	46	Chief Accounting Officer, VP of Finance

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
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

Director Independence

Each of our incumbent non-employee directors is independent in accordance with the definition set forth in the rules of the Nasdaq Stock Market LLC, though our common stock is not currently listed on that exchange. Each nominated member of each of our Board committees is an independent director under the Nasdaq standards applicable to such committees. The Board considered the information included in transactions with related parties as outlined below along with other information the Board considered relevant, when considering the independence of each director.

Board Meetings and Committee Meetings; Attendance

All directors who served as directors at the time attended our 2021 Annual Meeting of Stockholders. Directors are expected, but not required, to attend the annual meeting of stockholders. Our Board holds meetings at least quarterly. Our Board held 15 meetings during fiscal year 2021.

Audit Committee

The Audit Committee of our Board of Directors is currently composed of three directors, all of whom satisfy the independence and other standards for Audit Committee members under the Nasdaq rules and the Exchange Act rules. The Audit Committee is responsible for recommending the engagement of auditors to the full Board, reviewing the results of the audit engagement with the independent registered public accounting firm, identifying irregularities in the management of our business in consultation with our independent accountants, and suggesting an appropriate course of action, reviewing the adequacy, scope, and results of the internal accounting controls and procedures, reviewing the degree of independence of the auditors, as well as the nature and scope of our relationship with our independent registered public accounting firm, and reviewing the auditors’ fees. For fiscal year 2021, the Audit Committee was composed of Messrs. Berman and Appel and Dr. Patton, with Mr. Berman serving as the Audit Committee’s financial expert as defined under Item 407 of Regulation S-K. The Audit Committee held five meetings during the most recent fiscal year.

The Audit Committee operates under a written Audit Committee Charter, which is available to stockholders on our website at https://www.advaxis.com/corporate-governance/governance-overview.

Compensation Committee

The Compensation Committee of our Board of Directors currently consists of Mr. Berman, and Drs. Khleif and Sidransky. The Compensation Committee determines the salaries, bonuses, and incentive and equity compensation of our officers subject to applicable employment agreements, provides recommendations for the salaries and incentive compensation of our other employees and consultants, and reviews and oversees our compensation programs and policies generally. For executives other than the Chief Executive Officer, the Compensation Committee receives and considers performance evaluations and compensation recommendations submitted to the Committee by the Chief Executive Officer. In the case of the Chief Executive Officer, the evaluation of his performance is conducted by the Compensation Committee, which determines any adjustments to his compensation as well as awards to be granted. The agenda for meetings of the Compensation Committee is usually determined by its Chairman, with the assistance of the Company’s Chief Executive Officer.  The Compensation Committee held one meeting during the 2021 fiscal year.

The Compensation Committee operates under a written Compensation Committee Charter, which is available to stockholders on our website at https://www.advaxis.com/corporate-governance/governance-overview.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of our Board of Directors currently consists of Mr. Berman, and Drs. Patton, Khleif and Sidransky. The functions of the Nominating and Corporate Governance Committee include identifying and recommending to the Board individuals qualified to serve as members of the Board and on the committees of the Board, advising the Board with respect to matters of board composition, procedures and committees, developing and recommending to the Board a set of corporate governance principles applicable to us and overseeing corporate governance matters generally including review of possible conflicts and transactions with persons affiliated with directors or members of management, and overseeing the annual evaluation of the Board and our management. The Nominating and Governance Committees held one meeting during the 2021 fiscal year.

The Nominating and Corporate Governance Committee operates under a written Nominating and Corporate Governance Committee Charter, which is available to stockholders on our website at https://www.advaxis.com/corporate-governance/governance-overview.

Research and Development Committee

The Research and Development Committee was established in August 2013 with the purpose of providing advice and guidance to the Board on scientific and medical matters and development. The Research and Development Committee currently consists of Drs. Sidransky, Khleif and Patton. The functions of the Research and Development Committee include providing advice and guidance to the Board on scientific matters and providing advice and guidance to the Board on medical matters. The Research and Development Committee held one meeting during the 2021 fiscal year.

Code of Ethics

We have adopted a Code Business Conduct and Ethics that applies to our employees, senior management and Board of Directors, including the Chief Executive Officer and Chief Financial Officer. The Code of Business Conduct and Ethics is available on our website at https://www.advaxis.com/corporate-governance/governance-overview.

Item 11: Executive Compensation.

The following table sets forth the compensation of our chief executive officer and chief financial officer, and our “named executive officers,” for the fiscal years ended October 31, 2021 and 2020:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus (1)	Stock Award(s)	Option Award(s) (2)	All Other Compensation (3)	Total

Kenneth Berlin (4)	2021	$569,670	$-	-	$-	$55,728	$625,398
President, Chief Executive Officer	2020	$554,320	$554,320	-	$26,000	$53,809	$1,188,449

Igor Gitelman (4)	2021	$259,135	$-	-	$15,777	$38,733	$313,645
Executive VP, Chief Finance Officer	2020	$-	$-	-	$-	$-	$-

Andres Gutierrez (4)	2021	$438,208	$-	-	$-	$33,824	$472,032
Senior VP, Chief Medical Officer	2020	$426,130	$170,560	-	$26,000	$27,575	$650,265

(1) Represents annual incentive bonuses for services performed during fiscal 2020, which in each case were paid in the following fiscal year. In fiscal 2020, the NEOs received bonuses approximating 100% for Mr. Berlin and 40% for Dr. Gutierrez. These bonuses reflect achievement of corporate goals and objectives for fiscal 2020.

(2) Reflects the aggregate grant date fair value of stock options determined in accordance with FASB ASC Topic 718. The assumptions used in determining the grant date fair values of the stock options are set forth in Note 7 to the Company’s financial statements.

(3) All Other Compensation is more fully described in the table under “All Other Compensation – Supplemental” below.

(4) Mr. Berlin and Mr. Gutierrez began their employment with the Company as the CEO and the CMO, respectively, in April 2018. Mr. Gitelman began his employment with the Company as VP of Finance in November 2020 and as Chief Accounting Officer since February 2021.

All Other Compensation – Supplemental

	Fiscal	Health Insurance Premiums	Life and AD&D Insurance	Matching Contributions to 401(k) Plan	Other	Total
Name and Principal Position	Year	$	$	$	$	$

Kenneth Berlin	2021	32,526	696	21,906	600	55,728
President, Chief Executive Officer	2020	26,402	5,568	21,239	600	53,809

Igor Gitelman	2021	29,442	665	8,049	577	38,733
Chief Accounting Officer, VP of Finance	2020	-	-	-	-	-

Andres Gutierrez	2021	32,526	698	-	600	33,824
Senior VP, Chief Medical Officer	2020	26,399	576	-	600	27,575

Employment Agreements with Named Executive Officers

The Company appointed Mr. Berlin as President and Chief Executive Officer, effective April 23, 2018. The Company and Mr. Berlin entered into an employment agreement, effective April 23, 2018, which provides for an initial three-year term, after which it will be automatically renewed for one year periods, unless otherwise terminated by either party upon ninety (90) days’ written notice. The employment agreement provides that Mr. Berlin will receive a base salary of $576,493 per year, as adjusted for annual increases by the Compensation Committee since entry of the agreement, and he is eligible for an annual bonus targeted at 55% of his base salary based on achievement of performance goals in the discretion of the Compensation Committee. Mr. Berlin also received a one-time lump-sum bonus equal to $150,000 that was paid within fifteen (15) days following the effective date of the agreement. Mr. Berlin also received 50,000 stock options and 16,667 restricted stock units (both as adjusted to account for our 1 for 15 reverse stock split effective March 29, 2019), which vest in equal instalments over the first three years of his employment. In May 2020, Mr. Berlin received an additional 50,000 stock options, which vest in equal instalments of 16,667 options on the first three anniversary dates of the grant.

The Company appointed Mr. Gitelman as Chief Accounting Officer, effective February 11, 2021. Mr. Gitelman does not have an employment agreement with the Company. In November 2020, Mr. Gitelman received an 50,000 stock options, which vest in equal instalments of 16,667 options on the first three anniversary dates of the grant.

The Company appointed Mr. Gutierrez as Executive Vice President and Chief Medical Officer, effective April 23, 2018. The Company and Mr. Gutierrez entered into an employment agreement, effective April 23, 2018, which provides for an initial three-year term, after which it will be automatically renewed for one year periods, unless otherwise terminated by either party upon ninety (90) days’ written notice. The employment agreement provides that Mr. Gutierrez will receive a base salary of $443,456 per year, as adjusted for annual increases by the Compensation Committee since entry of the agreement, and eligible for an annual bonus based on achievement of performance goals at the discretion of the Compensation Committee. Mr. Gutierrez also received a one-time lump-sum bonus equal to $40,000 that was paid within the first ninety (90) days following the effective date of the agreement. Mr. Gutierrez also received 16,667 stock options (as adjusted to account for our 1 for 15 reverse stock split effective March 29, 2019), which vest annually on the first three anniversaries of his employment as an equity incentive award. In May 2020, Mr. Gutierrez received an additional 50,000 stock options, which vest in equal installments of 16,667 options on the first three anniversary dates of the grant.

In the event Mr. Gutierrez employment is terminated without Just Cause, or if he voluntarily resigns with Good Reason, or if his employment is terminated due to disability (all as defined in their respective employment agreements), and so long as he executes a confidential separation and release agreement, in addition to the applicable base salary, plus any accrued but unused vacation time and unpaid expenses that have been earned as of the date of such termination, he is entitled to the following severance benefits: (i) twelve months of base salary payable in in equal monthly installments, (ii) a bonus payment for the year in which the employment is terminated equal to the target bonus percentage, multiplied by the base salary in effect at the time of termination, (iii) continued health and welfare benefits for 12 months, and (iv) full vesting of all stock options and stock awards (with extension of the exercise period for stock options by two years).

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

Potential Payments Upon Termination or Change-in-Control

Termination of Employment

As described above under “Employment Agreements with Named Executive Officers,” the Company has entered into employment agreements with two of the named executive officers that provide for certain severance payments and benefits in the event the named executive officer’s employment with the Company is terminated under certain circumstances.

In addition, upon a Change in Control of the Company, unvested equity awards held by two of the executive officers will be accelerated as follows: (i) outstanding stock options and other awards in the nature of rights that may be exercised shall become fully vested and exercisable, (ii) time-based restrictions on restricted stock, restricted stock units and other equity awards shall lapse and the awards shall become fully vested, and (iii) performance-based equity awards, if any, shall become vested and shall be deemed earned based on an assumed achievement of all relevant performance goals at “target” levels, and shall payout pro rata to reflect the portion of the performance period that had elapsed prior to the Change in Control.

The table below shows the estimated value of benefits to each of the named executive officers if their employment had been terminated under various circumstances as of October 31, 2021. The amounts shown in the table exclude accrued but unpaid base salary, unreimbursed employment-related expenses, accrued but unpaid vacation pay, and the value of equity awards that were vested by their terms as of October 31, 2021.

	Involuntary Termination without a Change in Control ($)		Involuntary Termination in connection with a Change in Control ($)		Death ($)		Disability ($)		Termination for Cause; Voluntary Resignation ($)

Kenneth Berlin
Cash severance	576,493	(1)	1,563,737	(5)	-		576,493	(1)	-
Bonus	317,071	(7)	317,071	(2)	317,071	(2)	317,071	(7)	-
Health benefits	34,885	(3)	61,049	(6)	-		34,885	(3)	-
Value of equity Acceleration	2,917	(4)	2,917	(4)	2,917	(4)	2,917	(4)	-
Total	931,366		1,944,774		319,988		931,366		-

Andres Gutierrez
Cash severance	443,456	(1)	443,456	(1)	-		443,456	(1)	-
Bonus	177,382	(7)	177,382	(7)	177,382	(7)	177,382	(7)	-
Health benefits	34,885	(3)	34,885	(6)	-		34,885	(3)	-
Value of equity Acceleration	1,458	(4)	1,458	(4)	1,458	(4)	1,458	(4)	-
Total	657,181		657,181		178,840		657,181		-

Igor Gitelman
Cash severance	-		-		-		-		-
Bonus	-		-		-		-		-
Health benefits	-		-		-		-		-
Value of equity Acceleration	-		-		-		-		-
Total	-		-		-		-		-

(1)	Reflects severance payment equal to one times base salary payable in equal monthly instalments for 12 months.

(2)	Reflects pro rata bonus determined by multiplying the target bonus amount for the year in which the termination occurs by a fraction, the numerator of which is the number of calendar days the executive is employed during such year and the denominator of which is 365. Because the amounts reflected in the table assume the named executive officer’s employment was terminated on October 31, 2021 (the last day of the 2021 fiscal year), the amounts reflected are not pro-rated.

(3)	Reflects the Company’s cost of continued health coverage at active employee rates for 12 months.

(4)	Reflects the value of unvested in-the-money stock options that vest upon the designated event.

(5)	For Mr. Berlin, reflects 1.75 times the sum of his base salary and target bonus, payable in equal monthly installments for 21 months. For the other named executive officer, equals one times base salary, payable in equal monthly installments for 12 months.

(6)	Reflects the full cost of continued health coverage for 21 months for Mr. Berlin and 12 months for the other named executive officer.

(7)	Represents a bonus payment equal to the executive’s target bonus.

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table summarizes all outstanding equity awards held by our named executive officers at fiscal year-end. The market or payout value of unearned shares, units or rights that have not vested equals $0.485, which was the closing price of Advaxis’ common shares on Nasdaq on October 31, 2021 and for performance based restricted stock units presumes that the target performance goals are met.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Value of Shares or Units of Stock That Have Not Vested ($)
Kenneth Berlin	50,000	-	(1)	24.30	4/23/2028	-	-
	14,222	7,111	(2)	8.10	11/5/2028	-	-
	33,333	16,667	(3)	0.31	10/24/2029	-	-
	16,667	33,333	(4)	0.66	5/4/2030	-	-

Igor Gitelman	-	50,000	(6)	0.39	11/16/2030	-	-

Andres Gutierrez	16,667	-	(5)	24.30	4/23/2028	-	-
	5,556	2,777	(2)	8.10	11/05/2028	-	-
	16,667	8,333	(3)	0.31	10/24/2029	-
	16,667	33,333	(4)	0.66	5/4/2030	-	-

(1)	Of these options, one-third vested on December 31, 2018, one-third vested on April 23, 2020, and the award was fully vested on April 23, 2021.

(2)	Of these options, one-third vested on November 5, 2019, one-third vested on November 5, 2020, and the award will be fully vested on November 5, 2021.

(3)	Of these options, one-third vested on October 24, 2020, one-third vested on October 24, 2021, and the award will be fully vested on October 24, 2022.

(4)	Of these options, one-third vested on May 4, 2021, one-third will vest on May 4, 2022, and the award will be fully vested on May 4, 2023.

(5)	Of these options, one-third vested on April 23, 2019, one-third vested on April 23, 2020, and the award was fully vested on April 23, 2021.

(6)	Of these options, one-third will vest on November 16, 2021, one-third will vest on November 16, 2022, and the award will be fully vested on November 16, 2023.

The table below summarizes the compensation that was earned by our non-employee directors for fiscal year 2021:

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)	Total ($)
Dr. David Sidransky	105,000	-	105,000
Dr. James Patton	87,500	-	87,500
Roni A. Appel	62,500	-	62,500
Richard J. Berman	72,500	-	72,500
Dr. Samir N. Khleif	67,500	-	67,500

(1)	Represents the annual retainers paid in cash for director services in fiscal year 2021.

(2)	Reflects the aggregate grant date fair value of stock options determined in accordance with FASB ASC Topic 718. The assumptions used in determining the grant date fair values of the stock options are set forth in Note 7 to the Company’s financial statements.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock by (a) each person who is known to us to be the owner of more than five percent (5%) of our common stock, (b) each of our directors, (c) each of the named executive officers, and (d) all directors and executive officers and executive employees as a group. For purposes of the table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of October 31, 2021. The percentage of ownership is based on 145,638,459 shares outstanding as of October 31, 2021. Unless otherwise indicated by footnote, the address for each of the beneficial owners set forth in the table below is c/o Advaxis, Inc., 9 Deer Park Drive, Suite K-1, Monmouth Junction, NJ 08852.

Name of Beneficial Owner	Total # of Shares Beneficially Owned	Percentage of Ownership
Kenneth Berlin (1)	143,000	*	%
Igor Gitelman (2)	16,667	*	%
David Sidransky (3)	29,021	*	%
Roni Appel (4)	32,659	*	%
Richard Berman (5)	24,112	*	%
Samir Khleif (6)	27,973	*	%
James Patton (7)	39,878	*	%
Andres Gutierrez (8)	62,084	*	%
All Current Directors and Officers as a Group (8 People) (9)	375,394	*	%

*Less than 1%

(1) Represents 21,667 issued shares of our Common Stock and options to purchase 121,333 shares of our Common Stock exercisable within 60 days.

(2) Represents options to purchase 16,667 shares of our Common Stock exercisable within 60 days.

(3) Represents 7,355 issued shares of our Common Stock and options to purchase 21,666 shares of our Common Stock exercisable within 60 days.

(4) Represents 10,476 issued shares of our Common Stock, options to purchase 20,294 shares of our Common Stock exercisable within 60 days and warrants to purchase 1,889 shares of our Common Stock exercisable within 60 days.

(5) Represents 3,711 issued shares of our Common Stock and options to purchase 20,401 shares of our Common Stock exercisable within 60 days.

(6) Represents 4,639 issued shares of our Common Stock and options to purchase 23,334 shares of our Common Stock exercisable within 60 days.

(7) Represents 19,117 issued shares of our Common Stock and options to purchase 20,761 shares of our Common Stock exercisable within 60 days.

(8) Represents 3,750 issued shares of our Common Stock and options to purchase 58,334 shares of our Common Stock exercisable within 60 days.

(9) Represents 70,715 issued shares of our Common Stock and options to purchase 302,790 shares of our Common Stock exercisable within 60 days and warrants to purchase 1,889 shares of our Common Stock exercisable within 60 days.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table includes information related to shares available and outstanding awards under our equity incentive plans as of October 31, 2021:

Plan Category	Number of Securities to be issued upon Exercise of outstanding Options, Warrants and Rights (#)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (#)
Equity Compensation Plans approved by security holders	893,946	19.32	5,127,985
Equity Compensation Plans not approved by security holders	-	-	-
TOTAL:	893,946	19.32	5,127,985

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during the 2021 fiscal year were of Mr. Berman, and Drs. Khleif and Sidransky. During the 2021 fiscal year, no member of our Compensation Committee was an officer, former officer or employee of the Company or had any direct or indirect material interest in a transaction with us or in a business relationship with the Company that would require disclosure under the applicable rules of the SEC. In addition, no interlocking relationship existed between any member of our Compensation Committee, any member of our Board, or one of our executive officers, and any member of the board of directors or compensation committee of any other company.

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

Item 14: Principal Accountant Fees and Services.

In December 2012, we engaged Marcum, LLP (“Marcum”) as our independent registered public accounting firm to audit our financial statements. Beginning with the fiscal year ended October 31, 2012, Marcum has audited our financial statements. The following table presents fees for professional services rendered by Marcum for the fiscal years ended October 31, 2021 and 2020:

	Fiscal 2021	Fiscal 2020
Audit Fees (1)	$153,770	$202,910
Tax Fees (2)	-	-
All Other Fees (3)	103,766	45,088
Total	$257,536	$247,998

(1)	Audit Fees consisted primarily of annual audit fees and reviews of the Company’s quarterly reports on Form 10-Q.

(2)	Tax Fees consisted primarily of services related to tax compliance, including the preparation, review and filing of tax returns.

(3)	All Other Fees consisted primarily of services related to the review of securities registration documents and other non-audit reviews.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee will pre-approve all auditing services and the terms thereof (which may include providing comfort letters in connection with securities underwriting) and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the “de minimis” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied. This authority to pre-approve non-audit services may be delegated to one or more members of the Audit Committee, who shall present all decisions to pre-approve an activity to the full Audit Committee at its first meeting following such decision. The Audit Committee may review and approve the scope and staffing of the independent auditors’ annual audit plan.

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

3. List of Exhibits.

See the Exhibit Index in Item 15(b) below.

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Annex C to DEF 14A Proxy Statement filed with the SEC on May 15, 2006.

3.2	Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock of the registrant, dated September 24, 2009. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on September 25, 2009.

3.3	Certificate of Designations of Preferences, Rights and Limitations of Series B Preferred Stock of the registrant, dated July 19, 2010. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on July 20, 2010.

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 16, 2012. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on August 17, 2012.

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 11, 2013 (reverse stock split). Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on July 15, 2013.

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 12, 2013 (reverse stock split). Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the SEC on July 15, 2013.

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 9, 2014. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on July 10, 2014.

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on March 10, 2016. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on March 11, 2016.

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on March 21, 2018. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on March 21, 2018.

3.10	Certificate of Designation of Series C Junior Participating Preferred Stock of Advaxis, Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 29, 2020.

3.11	Second Amended and Restated By-Laws of Advaxis, Inc. Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on March 5, 2021.

3.12	Amendment No. 1 to the Second Amended and Restated By-Laws of Advaxis, Inc. Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on September 20, 2021.

3.13	Certificate of Correction to the Certificate of Designation of Preferences, Rights, and Limitations of Series D Convertible Redeemable Preferred Stock.

4.1	Form of Warrant Agency Agreement, dated as of September 11, 2018 between Advaxis, Inc. and Continental Stock Transfer and Trust Company (and Form of Warrant contained therein), Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on September 11, 2018.

4.2	Form of Common Warrant dated July 25, 2019 Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on July 25, 2019.

4.3	Form of Common Stock Warrant dated November 27, 2020. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 27, 2020.

4.4	Form of Pre-Funded Warrant. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 12, 2021.

4.5	Form of Accompanying Warrant. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 12, 2021.

4.6	Form of Private Placement Warrant. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on April 12, 2021.

4.7	Description of each class of securities registered under Section 12 of the Securities Exchange Act of 1934

10.1	License Agreement, between the Trustees of the University of Pennsylvania and the registrant dated as of June 17, 2002, as Amended and Restated on February 13, 2007. Incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-KSB filed with the SEC on February 13, 2007.

10.2	Amended and Restated 2009 Stock Option Plan of the registrant. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on April 30, 2010.

10.3	Second Amendment to the Amended and Restated Patent License Agreement between the registrant and the Trustees of the University of Pennsylvania dated as of May 10, 2010. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on June 3, 2010.

10.4	2011 Omnibus Incentive Plan of registrant. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on August 29, 2011.

10.5	Amendment No. 1, dated as of March 26, 2007, to the License Agreement, between the Trustees of the University of Pennsylvania and Advaxis, Inc. dated as of June 17, 2002, as amended and restated on February 13, 2007. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

10.6	Amendment No. 3, dated as of December 12, 2011, to the License Agreement, between the Trustees of the University of Pennsylvania and Advaxis, Inc. dated as of June 17, 2002, as amended and restated on February 13, 2007. Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

10.7	Amendment No. 1 to 2011 Omnibus Incentive Plan of registrant. Incorporated by reference to Annex B to DEF 14A Proxy Statement filed with the SEC on July 19, 2012.

10.8	Indemnification Agreement. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on August 20, 2013.

10.9	Exclusive License and Technology Transfer Agreement by and between Advaxis, Inc. and Global BioPharma, Inc., dated December 9, 2013. Incorporated by reference to Exhibit 10.79 to Annual Report on Form 10-K/A filed with the SEC on February 6, 2014.

10.10	Distribution and Supply Agreement, dated as of January 20, 2014, by and between Advaxis, Inc. and Biocon, Limited. Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed with the SEC on March 17, 2014.

10.11	Exclusive License Agreement, dated March 19, 2014, by and between Advaxis, Inc. and Aratana Therapeutics, Inc. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on June 10, 2014.

10.12	Clinical Trial Collaboration Agreement, dated July 21, 2014, by and between Advaxis, Inc. and MedImmune, LLC. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on September 9, 2014.

10.13	5th Amendment to the Amended & Restated License Agreement, dated July 25, 2014, by and between Advaxis, Inc. and University of Pennsylvania. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the SEC on September 9, 2014.

10.14	Amendment No. 2 to the Advaxis, Inc. 2011 Omnibus Incentive Plan, effective July 9, 2014. Incorporated by reference to Annex A to Current Report on Schedule 14A filed with the SEC on May 20, 2014.

10.15	Amended and Restated 2011 Omnibus Incentive Plan, dated September 8, 2014. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed with the SEC on September 9, 2014.

10.16	Master Services Agreement for Technical Transfer and Clinical Supply, dated February 5, 2014, by and between Advaxis, Inc. and SynCo Bio Partners B.V. Incorporated by reference to Exhibit 10.1 to Current Report to Form 8-K filed with the SEC on February 11, 2014.

10.17	Clinical Trial Collaboration and Supply Agreement by and between Advaxis, Inc. and Merck & Co. dated August 22, 2014. Incorporated by reference to Exhibit 10.101 to Annual Report on Form 10-K filed with the SEC on January 6, 2015

10.18	Co-Development and Commercialization Agreement between Advaxis, Inc. and Especificos Stendhal SA de CV dated February 3, 2016. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on February 26, 2016.

10.19	2015 Incentive Plan of registrant. Incorporated by reference to Annex A to DEF 14A Proxy Statement filed with the SEC on April 7, 2015.

10.20	Amendment to the Advaxis, Inc. 2015 Incentive Plan. Incorporated by reference to Exhibit B to DEF 14A Proxy Statement filed with the SEC on February 11, 2016.

10.21	Amendment to the Advaxis, Inc. 2015 Incentive Plan. Incorporated by reference to Exhibit A to DEF 14A Proxy Statement filed with the SEC on February 10, 2017.

10.22	Amendment to the Advaxis, Inc. 2015 Incentive Plan. Incorporated by reference to Exhibit A to DEF 14A Proxy Statement filed with the SEC on March 20, 2020.

10.23	Sales Agreement, dated May 8, 2020, by and between Advaxis, Inc. and A.G.P./Alliance Global Partners. Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2020)

10.24	Purchase Agreement, dated July 30, 2020, by and between Advaxis, Inc. and Lincoln Park Capital Fund, LLC. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2020)

10.25	Lease Agreement, dated March 25, 2021, by and between Advaxis, Inc. and Princeton Corporate Plaza, LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 30, 2021.

10.26	Lease Termination and Surrender Agreement, dated March 26, 2021, by and between Advaxis, Inc. and 300 CR LLC. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 30, 2021

10.27	Securities Purchase Agreement dated April 12, 2021, by and among Advaxis, Inc. and the purchasers identified on the signature pages thereto. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 12, 2021.

10.28	Form of Investor Agreement. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 12, 2021.

10.29	Amendment to the Advaxis, Inc. 2015 Incentive Plan, dated as of February 11, 2021. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 4, 2021.

10.30	Employment Agreement between Advaxis, Inc. and Kenneth A. Berlin, dated April 23, 2018. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 23, 2018.

10.31	Employment Agreement between Advaxis, Inc. and Andres Gutierrez, M.D., dated April 23, 2018. Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K/A filed with the SEC on February 26, 2021.

14.1	Code of Business Conduct and Ethics dated July 9, 2014. Incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K filed with the SEC on July 10, 2014.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of interim Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of interim Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

‡	Denotes management contract or compensatory plan or arrangement.

ITEM 16. Form 10-K Summary

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Princeton, Mercer County, State of New Jersey, on this 14th day of February 2022.

ADVAXIS, INC.

By:	/s/ Kenneth Berlin
President, Chief Executive Officer and Interim Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth Berlin (with full power to act alone), as his true and lawful attorney-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	Title	DATE

/s/ Kenneth Berlin
Kenneth Berlin	President, Chief Executive Officer, Director and Interim Chief Financial Officer	February 14, 2022
(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ David Sidransky
David Sidransky	Chairman of the Board	February 14, 2022

/s/ James Patton
James Patton	Vice Chairman of the Board	February 14, 2022

/s/ Richard Berman
Richard Berman	Director	February 14, 2022

/s/ Samir Khleif
Samir Khleif	Director	February 14, 2022

/s/ Roni Appel
Roni Appel	Director	February 14, 2022

ADVAXIS, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Advaxis, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advaxis, Inc. (the “Company”) as of October 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended October 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2012.

New York, NY
February 14, 2022

ADVAXIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	October 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$41,614	$25,178
Deferred expenses	-	1,808
Prepaid expenses and other current assets	1,643	865
Total current assets	43,257	27,851

Property and equipment (net of accumulated depreciation)	118	2,393
Intangible assets (net of accumulated amortization)	3,354	3,261
Operating right-of-use asset (net of accumulated amortization)	40	4,839
Other assets	11	182

Total assets	$46,780	$38,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87	$410
Accrued expenses	2,836	1,737
Current portion of operating lease liability	28	962
Deferred revenue	-	165
Common stock warrant liability	4,929	17
Total current liabilities	7,880	3,291

Operating lease liability, net of current portion	12	5,055
Total liabilities	7,892	8,346

Contingencies – Note 10

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; Series B Preferred Stock; 0 shares issued and outstanding at October 31, 2021 and 2020. Liquidation preference of $0 at October 31, 2021 and 2020.	-	-
Common stock - $0.001 par value; 170,000,000 shares authorized, 145,638,459 and 78,074,023 shares issued and outstanding at October 31, 2021 and 2020.	146	78
Additional paid-in capital	467,342	440,840
Accumulated deficit	(428,600)	(410,738)
Total stockholders’ equity	38,888	30,180
Total liabilities and stockholders’ equity	$46,780	$38,526

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended October 31,
	2021	2020

Revenue	$3,240	$253

Operating expenses:
Research and development expenses	10,562	15,612
General and administrative expenses	11,464	11,090
Total operating expenses	22,026	26,702

Loss from operations	(18,786)	(26,449)

Other income (expense):
Interest income	5	110
Net changes in fair value of derivative liabilities	970	-
Loss on shares issued in settlement of warrants	-	(77)
Other expense	(1)	(3)
Net loss before income tax benefit	(17,812)	(26,419)

Income tax expense	50	50

Net loss	$(17,862)	$(26,469)

Net loss per common share, basic and diluted	$(0.14)	$(0.43)

Weighted average number of common shares outstanding, basic and diluted	129,090,709	61,003,839

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at October 31, 2019	-	$-	50,201,671	$50	$423,750	$(384,269)	$39,531
Stock-based compensation	-	-	8,870	-	891	-	891
Tax withholdings paid on equity awards	-	-	-	-	(1)	-	(1)
Tax shares sold to pay for tax withholdings on equity awards	-	-	-	-	1	-	1
Issuance of shares to employees under ESPP Plan	-	-	14,148	-	7	-	7
ESPP Expense	-	-	-	-	1	-	1
Warrant exercises	-	-	33,916	-	2	-	2
Shares issued in settlement of warrants	-	-	3,000,000	3	74	-	77
Advaxis public offerings, net of offering costs	-	-	12,489,104	13	11,053	-	11,066
Commitment fee shares issued for equity line	-	-	1,084,266	1	643	-	644
Shares issued under equity line	-	-	11,242,048	11	4,419	-	4,430
Net Loss	-	-	-	-	-	(26,469)	(26,469)
Balance at October 31, 2020	-	$-	78,074,023	$78	$440,840	$(410,738)	$30,180
Stock-based compensation	-	-	5,555	-	566	-	566
Stock option exercises	-	-	333	-	-	-	-
Issuance of shares to employees under ESPP Plan	-	-	1,000	-	-	-	-
Warrant exercises	-	-	18,427,435	18	3,753	-	3,771
Advaxis public offerings, net of offering costs	-	-	49,130,113	50	22,183	-	22,233
Net Loss	-	-	-	-	-	(17,862)	(17,862)
Balance at October 31, 2021	-	$-	145,638,459	$146	$467,342	$(428,600)	$38,888

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands, except share and per share data)

	Year Ended October 31,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(17,862)	$(26,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	566	891
Employee stock purchase plan expense	-	1
(Gain) loss on change in value of warrant liability	(970)	-
Loss on shares issued in settlement of warrants	-	77
Loss on disposal of property and equipment	1,439	-
Loss on write-down of property and equipment	-	1,060
Abandonment of intangible assets	94	1,725
Depreciation expense	387	897
Amortization of deferred offering costs	-	644
Amortization expense of intangible assets	273	337
Amortization expense of right-of-use assets	330	744
Net gain on write-off of right-of-use asset and lease liability	(116)	-
Change in operating assets and liabilities:
Prepaid expenses, other current assets and deferred expenses	1,030	1,113
Other assets	171	1
Accounts payable and accrued expenses	776	(2,307)
Deferred revenue	(165)	165
Operating lease liabilities	(1,392)	(819)
Net cash used in operating activities	(15,439)	(21,940)

INVESTING ACTIVITIES
Proceeds from disposal of property and equipment	449	-
Cost of intangible assets	(460)	(748)
Net cash used in investing activities	(11)	(748)

FINANCING ACTIVITIES
Net proceeds of issuance of common stock and warrants	28,115	15,496
Proceeds from warrant exercises	3,771	-
Proceeds from employee stock purchase plan	-	7
Employee tax withholdings paid on equity awards	-	(1)
Tax shares sold to pay for employee tax withholdings on equity awards	-	1
Net cash provided by financing activities	31,886	15,503

Net increase (decrease) in cash and cash equivalents	16,436	(7,185)
Cash and cash equivalents at beginning of year	25,178	32,363
Cash and cash equivalents at end of year	$41,614	$25,178

The accompanying notes should be read in conjunction with the financial statements.

Supplemental Disclosures of Cash Flow Information

	Year Ended October 31,
	2021	2020
Cash paid for taxes	$50	$50

Supplemental Schedule of Noncash Investing and Financing Activities

	Year Ended October 31,
	2021	2020
Shares issued in settlement of warrants	$-	$77
Commitment fee shares issued for equity line	$-	$644
Cashless exercise of warrants	$-	$2
Reassessment of the lease term	$43	$-

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Termination of Merger Agreement; Strategic Considerations

On July 4, 2021, the Company entered into a Merger Agreement (the “Merger Agreement”), subject to shareholder approval, with Biosight Ltd. (“Biosight”) and Advaxis Ltd. (“Merger Sub”), a direct, wholly-owned subsidiary of Advaxis. Under the terms of the agreement, Biosight was to merge with and into Merger Sub, with Biosight continuing as the surviving company and a wholly-owned subsidiary of Advaxis (the “Merger”). Immediately after the merger, Advaxis stockholders as of immediately prior to the merger were expected to own approximately 25% of the outstanding shares of the combined company and former Biosight shareholders were expected to own approximately 75% of the outstanding shares of the combined company.

On December 30, 2021, the Company terminated the Merger Agreement, as the Company was unable to obtain shareholder approval to complete the transaction. As announced in December 2021, the Company plans to continue to explore additional options to maximize stockholder value.

Liquidity and Management’s Plans

Similar to other development stage biotechnology companies, the Company’s products that are being developed have not generated significant revenue. As a result, the Company has suffered recurring losses and requires significant cash resources to execute its business plans. These losses are expected to continue for the foreseeable future.

As of October 31, 2021, the Company had approximately $41.6 million in cash and cash equivalents. Although the Company expects to have sufficient capital to fund its obligations, as they become due, in the ordinary course of business until at least one year from the issuance of these consolidated financial statements, the actual amount of cash that it will need to operate is subject to many factors. Over the past year, the Company has taken steps to obtain additional financing, including conducting sales of its common stock through its at-the-market (“ATM”) program through A.G.P./Alliance Global Partners, the completion of a public offering in November 2020 and the completion of a registered direct offering and concurrent private placement with two healthcare-focused, institutional investors in April 2021, as further described below. The Company also received aggregate proceeds of approximately $3.8 million during the year ended October 31, 2021 upon the exercise of outstanding warrants, which were payable upon exercise.

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

Milestone Payments. At the inception of each arrangement that includes research or development milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. An output method is generally used to measure progress toward complete satisfaction of a milestone. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and earnings in the period of adjustment.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. As of October 31, 2021 and 2020, the Company had cash equivalents of approximately $17.2 million and $17.1 million, respectively.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts (checking) that at times exceed federally insured limits. Approximately $41.6 million is subject to credit risk at October 31, 2021. The Company has not experienced any losses in such accounts.

Deferred Expenses

Deferred expenses consist of advanced payments made on research and development projects. Expense is recognized in the consolidated statement of operations as the research and development activity is performed.

Property and Equipment

Property and equipment are stated at cost. Additions and improvements that extend the lives of the assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Leasehold improvements are amortized on a straight-line basis over the shorter of the asset’s estimated useful life or the remaining lease term. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets ranging from three to ten years.

When depreciable assets are retired or sold the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations.

Intangible Assets

Intangible assets are recorded at cost and include patents and patent application costs, licenses and software. Intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from three to 20 years. Patent application costs are written-off if the application is rejected, withdrawn or abandoned.

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

Leases

At the inception of an arrangement, the Company determines whether an arrangement is or contains a lease based on the facts and circumstances present in the arrangement. An arrangement is or contains a lease if the arrangement conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Most leases with a term greater than one year are recognized on the consolidated balance sheet as operating lease right-of-use assets and current and long-term operating lease liabilities, as applicable. The Company has elected not to recognize on the consolidated balance sheet leases with terms of 12 months or less. The Company typically only includes the initial lease term in its assessment of a lease arrangement. Options to extend a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew.

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

Net Income (Loss) per Share

Basic net income or loss per common share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share give effect to dilutive options, warrants, restricted stock units and other potential common stock outstanding during the period. In the case of a net loss, the impact of the potential common stock resulting from warrants, outstanding stock options and convertible debt are not included in the computation of diluted loss per share, as the effect would be anti-dilutive. In the case of net income, the impact of the potential common stock resulting from these instruments that have intrinsic value are included in the diluted earnings per share. The table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share (as of October 31, 2020, 327,338 warrants are included in the basic earnings per share computation because the exercise price is $0):

	As of October 31,
	2021	2020
Warrants	30,225,397	398,226
Stock options	893,946	1,011,768
Restricted stock units	-	5,556
Total	31,119,343	1,415,550

Research and Development Expenses

Research and development costs are expensed as incurred and include but are not limited to clinical trial and related manufacturing costs, payroll and personnel expenses, lab expenses, and related overhead costs.

Stock Based Compensation

The Company has an equity plan which allows for the granting of stock options to its employees, directors and consultants for a fixed number of shares with an exercise price equal to the fair value of the shares at date of grant. The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date and is then recognized over the requisite service period, usually the vesting period, in both research and development expenses and general and administrative expenses on the consolidated statement of operations, depending on the nature of the services provided by the employees or consultants.

The process of estimating the fair value of stock-based compensation awards and recognizing stock-based compensation cost over their requisite service period involves significant assumptions and judgments. The Company estimates the fair value of stock option awards on the date of grant using the Black Scholes Model for the remaining awards, which requires that the Company makes certain assumptions regarding: (i) the expected volatility in the market price of its common stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise (referred to as the expected holding period). As a result, if the Company revises its assumptions and estimates, stock-based compensation expense could change materially for future grants.

The Company accounts for stock-based compensation using fair value recognition and records forfeitures as they occur. As such, the Company recognizes stock-based compensation cost only for those stock-based awards that vest over their requisite service period, based on the vesting provisions of the individual grants.

Fair Value of Financial Instruments

The carrying value of financial instruments, including cash and cash equivalents and accounts payable, approximated fair value as of the balance sheet date presented, due to their short maturities.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company used the Monte Carlo simulation model and the Black Scholes model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the consolidated balance sheet as current or non-current based on whether or not net-cash settlement of the instrument could be required within 12 months of the balance sheet date.

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

Recent Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Simplification of Income Taxes (Topic 740) Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public companies for annual periods beginning after December 15, 2020, including interim periods within those fiscal years. The standard will apply as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted and is not material to the financial results of the Company.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity’s own equity, and modifies the guidance on diluted earnings per share (“EPS”) calculations as a result of these changes. The standard will be effective for the Company for fiscal years beginning after December 15, 2023 and can be applied on either a fully retrospective or modified retrospective basis. Early adoption is permitted for fiscal years beginning after December 15, 2020. We are currently evaluating the impact of this standard on our consolidated financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying consolidated financial statements.

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	October 31,
	2021	2020
Leasehold improvements	$-	$2,335
Laboratory equipment	179	1,218
Furniture and fixtures	-	744
Computer equipment	241	409
Construction in progress	-	19
Total property and equipment	420	4,725
Accumulated depreciation and amortization	(302)	(2,332)
Net property and equipment	$118	$2,393

Depreciation expense for the years ended October 31, 2021 and 2020 was approximately $0.4 million and $0.9 million, respectively. During the year ended October 31, 2021, the Company incurred a loss on disposal of equipment of approximately $1.4 million, $0.9 million of which is reflected in the research and development expenses and $0.5 million of which is reflected in the general and administrative expenses in the consolidated statement of operations.

Management has reviewed its property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. During the years ended October 31, 2021 and 2020, the Company recorded impairment losses on idle laboratory equipment of $0 and $1.1 million, respectively, that was charged to research and development expenses in the consolidated statement of operations. Fair value for the idle assets was determined by a quoted purchase price for the assets.

4. INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	October 31,
	2021	2020
Patents	$4,836	$4,479
License	777	777
Software	98	117
Total intangibles	5,711	5,373
Accumulated amortization	(2,357)	(2,112)
Net intangible assets	$3,354	$3,261

The expirations of the existing patents range from 2021 to 2039 but the expirations can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to pursue the application. Patent applications having a net book value of approximately $0.1 million and $1.7 million were abandoned and were charged to general and administrative expenses in the consolidated statement of operations for the years ended October 31, 2021 and 2020, respectively. Intangible asset amortization expense that was charged to general and administrative expense in the consolidated statement of operations was approximately $0.3 million for each of the years ended October 31, 2021 and 2020, respectively.

Management has reviewed its intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. Net assets are recorded on the consolidated balance sheet for patents and licenses related to axalimogene filolisbac (AXAL), ADXS-HOT, ADXS-PSA and other products that are in development or out-licensed. However, if a competitor were to gain FDA approval for a treatment before the Company or if future clinical trials fail to meet the targeted endpoints, the Company would likely record an impairment related to these assets. In addition, if an application is rejected or fails to be issued, the Company would record an impairment of its estimated book value. Lastly, if the Company is unable to raise enough capital to continue funding our studies and developing its intellectual property, the Company would likely record an impairment to certain of these assets.

At October 31, 2021, the estimated amortization expense by fiscal year based on the current carrying value of intangible assets is as follows (in thousands):

2022	$277
2023	277
2024	277
2025	277
2026	277
Thereafter	1,969
Total	$3,354

5. ACCRUED EXPENSES:

The following table represents the major components of accrued expenses (in thousands):

	October 31,
	2021	2020
Salaries and other compensation	$55	$737
Vendors	2,168	671
Professional fees	613	329
Total accrued expenses	$2,836	$1,737

6. STOCKHOLDERS’ EQUITY

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

As consideration for entering into the Purchase Agreement, the Company issued 1,084,266 shares of common stock to Lincoln Park as a commitment fee. The shares were valued at approximately $0.6 million and were recorded as deferred offering expenses in the consolidated balance sheet. The deferred charges were charged against paid-in capital upon future proceeds from the sale of common stock under the Lincoln Park Purchase Agreement.

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

In May 2020, the Company entered into a sales agreement related to an ATM equity offering program pursuant to which the Company may sell, from time to time, common stock with an aggregate offering price of up to $40 million through A.G.P./Alliance Global Partners, as sales agent. From May 2020 to October 2020, the Company sold 2,489,104 shares of its common stock under the ATM program for $1.583 million, or an average of $0.64 per share, and received net proceeds of $1.531 million, net of commissions of $52,000. In March 2021, the Company sold 886,048 shares of its common stock under the ATM program for $762,000, or an average of $0.86 per share, and received net proceeds of $737,000, net of commissions of $25,000.

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

7. COMMON STOCK PURCHASE WARRANTS AND WARRANT LIABILITY

Warrants

As of October 31, 2021, there were outstanding and exercisable warrants to purchase 30,225,397 shares of our common stock with exercise prices ranging from $0.30 to $281.25 per share. Information on the outstanding warrants is as follows:

Exercise Price		Number of Shares Underlying Warrants	Expiration Date	Summary of Warrants
$281.25		25	N/A	Other Warrants
$2.80	*	327,338	July 2024	July 2019 Public Offering
$0.30		70,297	September 2024	September 2018 Public Offering
$0.35		4,578,400	November 2025	November 2020 Public Offering
$0.70		11,244,135	April 2026	April 2021 Registered Direct Offering (Accompanying Warrants)
$0.70		14,005,202	5 years after the date such warrants become exercisable, if ever	April 2021 Private Placement (Private Placement Warrants
Grand Total		30,225,997

*	During the year ended October 31, 2021, the cashless exercise provision of these warrants expired and the exercise price adjusted to $2.80.

As of October 31, 2020, there were outstanding warrants to purchase 398,226 shares of our common stock with exercise prices ranging from $0 to $281.25 per share. Information on the outstanding warrants is as follows:

Exercise Price	Number of Shares Underlying Warrants	Expiration Date	Summary of Warrants
$281.25	25	N/A	Other Warrants
$-	327,338	July 2024	July 2019 Public Offering
$0.372	70,863	September 2024	September 2018 Public Offering
Grand Total	398,226

A summary of warrant activity was as follows (In thousands, except share and per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value
Outstanding and exercisable warrants at October 31, 2019	432,142	$0.08	4.76	$114,069
Issued	5,000,000	1.25
Exercised *	(33,916)	0.02
Exchanged	(5,000,000)	1.25
Outstanding and exercisable warrants at October 31, 2020	398,226	$0.08	3.76	$110,640
Issued	48,254,606	0.48
Exercised	(18,427,435)	0.20
Outstanding and exercisable warrants at October 31, 2021	30,225,397	$0.67	4.63	$631,089

*	Includes the cashless exercise of 32,500 warrants that resulted in the issuance of 32,500 shares of common stock.

As of October 31, 2021, the Company had 16,149,898 of its total 30,225,397 outstanding warrants classified as equity (equity warrants). At October 31, 2020, the Company had 327,363 of its total 398,226 outstanding warrants classified as equity (equity warrants). At issuance, equity warrants are recorded at their relative fair values, using the Relative Fair Value Method, in the shareholders equity section of the consolidated balance sheets.

Shares Issued for Warrants Exercises

During the year ended October 31, 2021, warrant holders from the Company’s November 2020 offering exercised 10,754,932 warrants in exchange for 10,754,932 shares of the Company’s common stock and warrant holders from the Company’s April 2021 Offering exercised 7,671,937 pre-funded warrants in exchange for 7,671,937 shares of the Company’s common stock. Pursuant to these warrant exercises, the Company received aggregate proceeds of approximately $3.8 million which were payable upon exercise.

Shares Issued in Settlement of Equity Warrants

On October 16, 2020, the Company entered into private exchange agreements with certain holders of warrants issued in connection with the Company’s January 2020 public offering of common stock and warrants. The warrants being exchanged provide for the purchase of up to an aggregate of 5,000,000 shares of our common stock at an exercise price of $1.25 per share. The warrants became exercisable on July 21, 2020 and have an expiration date of July 21, 2025. Pursuant to such exchange agreements, the Company agreed to issue 3,000,000 shares of common stock to the investors in exchange for the warrants. The fair value of these warrants approximated the fair value of shares issued in the exchange for these warrants. The Company used the closing stock price to value the shares and Black Scholes model to value these warrants on the date of the exchange. In determining the fair warrant of the warrants issued on October 16, 2020, the Company used the following inputs in its Black-Sholes model: exercise price $1.25, stock price $0.406, expected term 4.76 years, volatility 101.18% and risk-free interest rate 0.32%. In connection with the exchange of warrants for common stock, the Company recorded a loss of approximately $77,000 as the fair value of the shares issued exceeded the fair value of warrants exchanged.

Warrant Liability

As of October 31, 2021, the Company had 14,075,499 of its total 30,225,397 outstanding warrants from April 2021 Private Placement Offering and September 2018 Public Offering classified as liabilities (liability warrants). At October 31, 2020, the Company had 70,863 of its total 398,226 outstanding warrants from the September 2018 Public Offering classified as liabilities (liability warrants).

The warrants issued in the April 2021 Private Placement will become exercisable only on such day, if ever, that is 14 days after the Company files an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock, $0.001 par value per share from 170,000,000 shares to 300,000,000 shares. These warrants expire five years after the date they become exercisable. As of October 31, 2021, the Company does not have sufficient authorized common stock to allow for the issuance of common stock underlying these warrants. The Company did not receive stockholder authorization to increase the authorized shares from 170,000,000 to 300,000,000 shares at the stockholder’s meeting held on June 3, 2021. The Company was subsequently required to file a proxy to seek an increase in the number of authorized shares and did not file such a proxy but rather elected to seek a reverse stock split to, among other things, increase the shares available. Accordingly, based on certain indemnification provisions of the securities purchase agreement, the Company concluded that liability classification is warranted. The Company utilized the Black Scholes model to calculate the fair value of these warrants at issuance and at each subsequent reporting date.

In measuring the warrant liability for the warrants issued in the April 2021 Private Placement at October 31, 2021 and April 14, 2021 (issuance date), the Company used the following inputs in its Black Scholes model:

	October 31, 2021	April 14, 2021
Exercise Price	$0.70	$0.70
Stock Price	$0.485	$0.57
Expected Term	5.00 years	5.00 years
Volatility %	106%	106%
Risk Free Rate	1.18%	0.85%

The September 2018 Public Offering warrants contain a down round feature, except for exempt issuances as defined in the warrant agreement, in which the exercise price would immediately be reduced to match a dilutive issuance of common stock, options, convertible securities and changes in option price or rate of conversion. As of October 31, 2021, the down round feature was triggered three times and the exercise price of the warrants were reduced from $22.50 to $0.30. The warrants require liability classification as the warrant agreement requires the Company to maintain an effective registration statement and does not specify any circumstances under which settlement in other than cash would be permitted or required. As a result, net cash settlement is assumed and liability classification is warranted. For these liability warrants, the Company utilized the Monte Carlo simulation model to calculate the fair value of these warrants at issuance and at each subsequent reporting date.

In measuring the warrant liability for the September 2018 Public Offering warrants at October 31, 2021 and October 31, 2020, the Company used the following inputs in its Monte Carlo simulation model:

	October 31, 2021	October 31, 2020
Exercise Price	$0.30	$0.37
Stock Price	$0.485	$0.34
Expected Term	2.87 years	3.87 years
Volatility %	123%	106%
Risk Free Rate	0.77%	0.29%

At October 31, 2021 and October 31, 2020, the fair value of the warrant liability was approximately $4.9 million and $17,000, respectively. For the years ended October 31, 2021 and 2020, the Company reported income of approximately $1.0 million and $0, respectively, due to changes in the fair value of the warrant liability.

8. SHARE BASED COMPENSATION

The following table summarizes share-based compensation expense included in the consolidated statement of operations by expense category for the years ended October 31, 2021 and 2020 (in thousands):

	Year Ended October 31,
	2021	2020
Research and development	$164	$308
General and administrative	402	583
Total	$566	$891

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

On January 1, 2021, 166,667 shares were added to the 2015 Plan.

As of October 31, 2021, there were 5,127,985 shares available for issuance under the 2015 Plan.

Restricted Stock Units (RSUs)

A summary of the Company’s RSU activity and related information for the fiscal year ended October 31, 2021 and 2020 is as follows:

	Number of RSU’s	Weighted-Average Grant Date Fair Value
Balance at October 31, 2019	14,706	$47.62
Vested	(8,870)	60.59
Cancelled	(280)	98.80
Balance at October 31, 2020	5,556	$24.32
Vested	(5,555)	24.30
Cancelled	(1)	125.25
Balance at October 31, 2021	-	$-

The fair value of the RSUs as of the respective vesting dates was approximately $3,000 and $5,000 for the years ended October 31, 2021 and 2020, respectively.

Employee Stock Awards

Common stock issued to executives and employees related to vested incentive retention awards and employment inducements totaled 5,555 shares and 8,870 shares during the years ended October 31, 2021 and 2020, respectively. Total stock compensation expense associated with these awards for the years ended October 31, 2021 and 2020 was approximately $67,000 and $0.2 million, respectively.

Stock Options

A summary of changes in the stock option plan for the years ended October 31, 2021 and 2020 is as follows (in thousands, except share and per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value
Outstanding as of October 31, 2019	560,490	$71.56	7.34	$1
Granted	645,000	0.61
Cancelled or expired	(193,722)	34.47
Outstanding as of October 31, 2020	1,011,768	$33.43	8.04	$4
Granted	50,000	0.39
Exercised	(333)	0.30
Cancelled or expired	(167,489)	98.93
Outstanding as of October 31, 2021	893,946	$19.32	7.8	$27
Vested and exercisable at October 31, 2021	456,506	$37.03	6.98	$15

During the year ended October 31, 2021, the Company granted stock options to purchase 50,000 shares of its common stock to an employee. The stock options have a ten-year term, vest over three years from the date of grant, and have an exercise price of $0.39. During the year ended October 31, 2020, the Company granted stock options to purchase 580,000 and 65,000 shares of its common stock to employees and directors, respectively. The stock options issued to employees have a ten-year term, vest over three years, and have an exercise price of $0.49 to $0.66. The stock options issued to directors have a ten-year term, vest over three years, and have an exercise price of $0.66.

The weighted average grant date fair value of options granted during the fiscal years ended October 31, 2021 and 2020 was $0.32 and $0.48, respectively.

The total intrinsic value of options exercised during the fiscal years ended October 31, 2021 and 2020 was $162 and $0.

Total compensation cost related to the Company’s outstanding stock options, recognized in the consolidated statement of operations for the years ended October 31, 2021 and 2020 was approximately $0.5 million and $0.7 million, respectively.

As of October 31, 2021, there was approximately $0.2 million of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 1.61 years.

The following table summarizes information about the outstanding and exercisable stock options at October 31, 2021:

Options Outstanding					Options Exercisable
		Weighted	Weighted			Weighted	Weighted
		Average	Average			Average	Average
Exercise	Number	Remaining	Exercise	Intrinsic	Number	Remaining	Exercise	Intrinsic
Price Range	Outstanding	Contractual	Price	Value	Exercisable	Contractual	Price	Value
$.30-$10.00	727,879	8.43	$1.06	$27	290,439	8.23	$1.40	$15
$10.01-$100.00	90,432	6.22	$29.02	$-	90,432	6.22	$29.02	$-
$100.01-$200.00	50,938	3.47	$162.17	$-	50,938	3.47	$162.17	$-
$200.01-$277.5	24,697	2.22	$227.35	$-	24,697	2.22	$227.35	$-

The fair value of each option granted from the Company’s stock option plans during the years ended October 31, 2021 and 2020 was estimated on the date of grant using the Black-Scholes option-pricing model. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and Board Directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on the Company’s common stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating expected lives of the options. The Company used their own historical volatility in determining the volatility to be used. The expected term of the stock option grants was calculated using the “simplified” method in accordance with the SEC Staff Accounting Bulletin 107. The “simplified” method was used since the Company believes its historical data does not provide a reasonable basis upon which to estimate expected term and the Company does not have enough option exercise data from its grants issued to support its own estimate as a result of vesting terms and changes in the stock price. The expected dividend yield is zero as the Company has never paid dividends to common shareholders and does not currently anticipate paying any in the foreseeable future.

The following table provides the weighted average fair value of stock options granted to directors and employees and the related assumptions used in the Black-Scholes model:

	Year Ended
	October 31, 2021	October 31, 2020
Expected term	6 years	5.50-6.50 years
Expected volatility	103.27%	100.27-105.21%
Expected dividends	0%	0%
Risk free interest rate	0.53%	0.36-0.62%

Employee Stock Purchase Plan

The Advaxis, Inc. 2018 Employee Stock Purchase Plan (ESPP) was approved by the Company’s shareholders on March 21, 2018. The 2018 ESPP allows employees to purchase common stock of the Company at a 15% discount to the market price on designated exercise dates. Employees were eligible to participate in the 2018 ESPP beginning May 1, 2018. 1,000,000 shares of the Company’s Common stock were reserved for issuance under the 2018 ESPP.

During the fiscal years ended October 31, 2021 and 2020, the Company issued 1,000 and 14,148 shares, respectively, under the 2018 ESPP. In July 2021, the ESPP was terminated.

9. LICENSING AGREEMENTS

OS Therapies LLC

On September 4, 2018, the Company entered into a development, license and supply agreement with OS Therapies (“OST”) for the use of ADXS31-164, also known as ADXS-HER2, for evaluation in the treatment of osteosarcoma in humans. Under the terms of the license agreement, as amended, OST will be responsible for the conduct and funding of a clinical study evaluating ADXS-HER2 in recurrent, completely resected osteosarcoma. Under the most recent amendment to the licensing agreement, OST agreed to pay Advaxis $25,000 per month (“Monthly Payment”) starting on April 30, 2020 until OST achieves its funding milestone of $2,337,500. Upon receipt of the first Monthly Payment, Advaxis will initiate the transfer of the intellectual property and licensing rights of ADXS31-164, which were licensed pursuant to the Penn Agreement, back to the University of Pennsylvania. Contemporaneously, OST will enter negotiations with the University of Pennsylvania to establish a licensing agreement for ADXS31-164 to OST for clinical and commercial development of the ADXS31-164 technology.

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

Since OST is making $25,000 monthly payments that will be creditable against the $1,550,000, as well as additional upfront payments not specified in the contract, the Company will receive payments prior to the performance of the single distinct performance obligation. Due to this, the Company will defer any of the monthly payments until the IP and licensing rights are transferred to OST. However, if OST terminates the contract, which they are able to do with 60-day notice, the Company would recognize any of the payments received when the contract terminates. As of October 31, 2020, OST had made payments totaling $164,653 and this has been recorded as other liabilities in the consolidated balance sheet.

From May 2020 to January 2021, the Company received an aggregate of $1,615,000 from OS Therapies upon achievement of the funding milestone set forth in the license agreement, and recorded $1,615,000 in revenue. The Company therefore transferred and OST took full ownership of the IND application for ADXS31-164 in its entirety along with agreements and promises contained therein, as well as all obligations associated with this IND or any HER2 product/program development.

On April 26, 2021, the Company achieved the second milestone set forth in the license agreement for evaluation in the treatment of osteosarcoma in humans and recorded $1,375,000 in revenue. The Company received the amount due from OS Therapies of $1,375,000 in May 2021.

Global BioPharma Inc.

On December 9, 2013, the Company entered into an exclusive licensing agreement for the development and commercialization of axalimogene filolisbac with Global BioPharma, Inc. (GBP), a Taiwanese based biotech company funded by a group of investors led by Taiwan Biotech Co., Ltd (TBC). During each of the years ended October 31, 2021 and 2020, the Company recorded $0.25 million in revenue for the annual license fee renewal. Since Advaxis has no significant obligation to perform after the license transfer and has provided GBP with the right to use its intellectual property, performance is satisfied when the license renews.

10. CONTINGENCIES

Legal Proceedings

Atachbarian

On November 15, 2021, a purported stockholder of the Company commenced an action against the Company and certain of its directors in the U.S. District Court for the District of New Jersey, entitled Atachbarian v. Advaxis, Inc., et al., No. 3:21-cv-20006. The plaintiff alleges that the defendants breached their fiduciary duties and violated Section 14(a) and Rule 20(a) of the Securities Exchange Act of 1934 and Rule 14A-9 promulgated thereunder by allegedly failing to disclose certain matters in the Registration Statement. On December 15, 2021, pursuant to an understanding reached with the plaintiff, the Company filed a Form 8-K with the SEC in which it made certain other additional disclosures that mooted the demands asserted in the complaint. On December 17, 2021, the plaintiff filed a notice of voluntary dismissal with prejudice. On February 7, 2022, the Company reached a settlement agreement, which is recorded in general and administrative expenses in the consolidated income statement.

Purported Stockholder Claims Related to Biosight Transaction

Between September 16, 2021, and November 4, 2021, the Company received demand letters on behalf of six purported stockholders of the Company, alleging that the Company failed to disclose certain matters in the Registration Statement, and demanding that the Company disclose such information in a supplemental disclosure filed with the SEC. On October 14, 2021, the Company filed an Amendment to the Registration Statement and on November 8, 2021, the Company filed a Form 8-K with the SEC in which it made certain other additional disclosures that mooted the demands asserted in the above-referenced letters. The six plaintiffs have made a settlement demand. The Company believes it has adequately accrued for a settlement, which is recorded in general and administrative expenses in the consolidated income statement.

In addition, the Company received certain additional demands from stockholders asserting that the proxy materials filed by the Company in connection with the Merger contained alleged material misstatements and/or omissions in violation of federal law. In response to these demands, the Company agreed to make, and did make, certain supplemental disclosures to the proxy materials. At this time, the Company is unable to predict the likelihood of an unfavorable outcome.

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

11. LEASES

Operating Leases

The Company leased its corporate office and manufacturing facility in Princeton, New Jersey under an operating lease that was set to expire in November 2025. The Company had the option to renew the lease term for two additional five-year terms. The renewal periods were not included the lease term for purposes of determining the lease liability or right-of-use asset. The Company provided a security deposit of approximately $182,000, which was recorded as other assets in the consolidated balance sheet as of October 31, 2020.

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

On March 25, 2021, the Company entered into a new lease agreement for its corporate office/lab with base rent of approximately $29,000 per year, plus other expenses. The lease expires on March 25, 2022 and the Company has the option to renew the lease for one additional successive one-year term upon six months written notice to the landlord. This new lease was accounted for as a short-term lease at inception, and the Company elected not to recognize a right-of-use asset and lease liability. In September 2021, the Company exercised its option to renew the lease, extending the lease term until March 25, 2023. Since the renewed lease term exceeds one-year, the lease no longer qualifies for the short-term lease exception, resulting in the recognition of a right-of-use asset and operating lease liability of approximately $43,000.

Supplemental balance sheet information related to leases as of October 31 was as follows (in thousands):

	October 31, 2021	October 31, 2020
Operating leases:
Operating lease right-of-use assets	$40	$4,839

Operating lease liability	$28	$962
Operating lease liability, net of current portion	12	5,055
Total operating lease liabilities	$40	$6,017

Supplemental lease expense related to leases was as follows (in thousands):

Lease Cost (in thousands)	Statements of Operations Classification	For the Fiscal Year Ended October 31, 2021	For the Fiscal Year Ended October 31, 2020
Operating lease cost	General and administrative	$1,302	$1,158
Short-term lease cost	General and administrative	14	320
Variable lease cost	General and administrative	180	547
Total lease expense		$1,496	$2,025

Other information related to leases where the Company is the lessee is as follows:

	October 31, 2021	October 31, 2020
Weighted-average remaining lease term	1.4 years	5.1 years
Weighted-average discount rate	3.79%	6.5%

Supplemental cash flow information related to operating leases was as follows:

	For the Fiscal Year Ended October 31, 2021	For the Fiscal Year Ended October 31, 2020
Cash paid for operating lease liabilities	$547	$1,233

Future minimum lease payments under non-cancellable leases as of October 31, 2021 were as follows:

Fiscal Year ending October 31,
2022	$29
2023	12
Total minimum lease payments	41
Less: Imputed interest	(1)
Total	$40

12. INCOME TAXES

The income tax provision (benefit) consists of the following (in thousands):

	October 31, 2021	October 31, 2020
Federal
Current	$-	$-
Deferred	141	(4,578)
State and Local
Current	-	-
Deferred	131	(1,445)
Foreign
Current	50	50
Deferred	-	-
Change in valuation allowance	(272)	(6,023)
Income tax provision (benefit)	$50	$50

The Company has U.S. federal net operating loss carryovers (“NOLs”) of approximately $314.8 million and $299.2 million at October 31, 2021 and 2020, respectively, available to offset taxable income. The Company has $56.0 million of NOLs which do not expire, the remainder of which are subject to expiration through 2038. The Company conducted an Internal Revenue Code Section 382 analysis through October 31, 2019. Based on that analysis, some NOLs incurred through October 31, 2019 are subject to limitation and will expire. Subsequent period NOLs have not been studied for the Internal Revenue Code Section 382 limitation. The Company also has New Jersey State Net Operating Loss carryovers of approximately $153.7 million and $137.6 million as of October 31, 2021 and 2020, respectively, available to offset future taxable income through 2041. Utilization of New Jersey NOLs may be similarly limited.

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

If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as other expense in the consolidated statement of operations. Penalties would be recognized as a component of general and administrative expenses in the consolidated statement of operations.

No interest or penalties on unpaid tax were recorded during the years ended October 31, 2021 and 2020, respectively. As of October 31, 2021, and 2020, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company files tax returns in the U.S. federal and state jurisdictions and is subject to examination by tax authorities beginning with the fiscal year ended October 31, 2018.

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following (in thousands):

	Years Ended
	October 31, 2021	October 31, 2020
Deferred Tax Assets
Net operating loss carryovers	$32,971	$28,553
Stock-based compensation	4,566	10,132
Research and development credits	11,371	10,742
Capitalized R&D costs	14,536	13,822
Adoption of ASC 842 – Lease Liability	11	1,691
Other deferred tax assets	92	224
Total deferred tax assets	$63,547	$65,164
Valuation allowance	(62,573)	(62,845)
Deferred tax asset, net of valuation allowance	$974	$2,319

Deferred Tax Liabilities
Adoption of ASC 842 – ROU Asset	(11)	(1,360)
Patent cost	(943)	(917)
Other deferred tax liabilities	(20)	(42)
Total deferred tax liabilities	$(974)	$(2,319)
Net deferred tax asset (liability)	$-	$-

The expected tax (expense) benefit based on the statutory rate is reconciled with actual tax expense benefit as follows:

	Years Ended
	October 31, 2021	October 31, 2020
US Federal statutory rate	21.00%	21.00%
State income tax, net of federal benefit	(0.73)	5.48
Merger costs	(1.68)	0.00
Other permanent differences	(0.02)	(0.05)
Research and development credits	3.09	1.73
Warrant Liability	1.14	0.00
Foreign taxes	(0.28)	(0.19)
Change in valuation allowance	1.52	(22.82)
Stock option expirations	(24.32)	(5.33)
Income tax (provision) benefit	(0.28)%	(0.19)%

The “Foreign taxes” income tax expense in the consolidated statement of operations for both the years ended October 31, 2021 and 2020 pertain to a Taiwan Excise tax of $50,000 levied in connection with the GBP Revenue.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of October 31, 2021 and October 31, 2020:

October 31, 2021	Level 1	Level 2	Level 3	Total
Cash equivalents (money market funds)	$17,153	$-	$-	$17,153
Common stock warrant liability, warrants exercisable at $0.30 through September 2024	-	-	27	27
Common stock warrant liability, warrants exercisable at $0.70 through 5 years after the date such warrants become exercisable, if ever (Private Placement Warrants)	-	-	4,902	4,902
Total	$17,153	$-	$4,929	$22,082

October 31, 2020	Level 1	Level 2		Level 3	Total
Cash equivalents (money market funds)	$17,149		$-	$-	$17,149
Common stock warrant liability, warrants exercisable at $0.372 through September 2024	-		-	17	17
	$17,149	$		$17	$17,166

The following table sets forth a summary of the changes in the fair value of the Company’s warrant liabilities:

	Year Ended October 31,
	2021	2020
Beginning balance	$17	$19
Warrants issued	5,882	-
Warrant exercises	-	(2)
Change in fair value	(970)	-
Ending balance	$4,929	$17

14. EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) Plan. Employees become eligible for participation upon the start of employment. Participants may elect to have a portion of their salary deferred and contributed to the 401(k) Plan up to the limit allowed under the Internal Revenue Code. The Company makes a matching contribution to the plan for each participant who has elected to make tax-deferred contributions for the plan year. The Company made matching contributions which amounted to approximately $0.1 million for each of the years ended October 31, 2021 and 2020, respectively. These amounts were charged to the consolidated statement of operations. The employer contributions vest immediately.

15. SUBSEQUENT EVENTS

On January 31, 2022, the Company closed on an offering with certain institutional investors for the private placement of 1,000,000 shares of Series D convertible redeemable preferred stock. The shares to be sold have an aggregate stated value of $5,000,000. Each share of the Series D preferred stock has a purchase price of $4.75, representing an original issue discount of 5% of the stated value. The shares of Series D preferred stock are convertible into shares of the Company’s common stock, upon the occurrence of certain events, at a conversion price of $0.25 per share. The conversion, at the option of the stockholder, may occur at any time following the receipt of the stockholders’ approval for a reverse stock split. The Company will be permitted to compel conversion of the Series D preferred stock after the fulfillment of certain conditions and subject to certain limitations. The Series D preferred stock will also have a liquidation preference over the common stock, and may be redeemed by the investors, in accordance with certain terms, for a redemption price equal to 105% of the stated value, or in certain circumstances, 110% of the stated value. The Company and the holders of the Series D preferred stock will also enter into a registration rights agreement to register the resale of the shares of common stock issuable upon conversion of the Series D preferred stock. Total gross proceeds from the offering, before deducting the financial advisor’s fees and other estimated offering expenses, are $4.75 million.

