Form 10-Q
period 2022-01-31
Advaxis, Inc.
filed 2022-03-17
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-36138

ADVAXIS, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0563870
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

9 Deer Park Drive, Suite K-1, Monmouth Junction, NJ	08852
(Address of principal executive offices)	(Zip Code)

(609) 452-9813
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ADXS	OTCQX® Best Market

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of March 16, 2022 was 145,638,459.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to the occurrence and timing of events or circumstances, many of which are beyond the control of the Company. As a result of these, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-Q, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate, are consistent with the forward-looking statements contained in this Form 10-Q, they may not be predictive of results or developments in future periods.

Some of the material factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	the success and timing of our clinical trials, including patient accrual;

●	our ability to obtain and maintain regulatory approval or reimbursement of our product candidates for marketing;

●	our ability to obtain the appropriate labeling of our products under any regulatory approval;

●	our ability to develop and commercialize our products;

●	the successful development and implementation of our sales and marketing campaigns;

●	the change of key scientific or management personnel;

●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;

●	our ability to successfully compete in the potential markets for our product candidates, if commercialized;

●	regulatory developments in the United States and foreign countries;

●	new products, product candidates or new uses for existing products or technologies introduced or announced by our competitors and the timing of these introductions or announcements;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	our available cash;

●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

●	our ability to obtain additional funding;

●	any outcomes from our review of strategic transactions and options to maximize stockholder value;

●	the ability of our product candidates to successfully perform in clinical trials and to resolve any clinical holds that may occur;

●	our ability to obtain and maintain approval of our product candidates for trial initiation;

●	the performance of third-party manufacturers;

●	our ability to identify license and collaboration partners and to maintain existing relationships;

●	the performance of our clinical research organizations, clinical trial sponsors, clinical trial investigators and collaboration partners for any clinical trials we conduct;

●	our ability to successfully implement our strategy;

●	our ability to maintain the listing of our common stock on the OTCQX® Best Market (“OTCQX”); and

●	the factors described in the “Risk Factors” section of the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2021 (the “2021 Annual Report on Form 10-K”), as updated and amended in other filings by the Company with the Securities and Exchange Commission (the “SEC”).

You should also read carefully the factors described in the “Risk Factors” section of the 2021 Annual Report on Form 10-K. Any forward-looking statements that we make in this Form 10-Q speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Form 10-Q except as required by the federal securities laws.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ADVAXIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 31, 2022	October 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,480	$41,614
Restricted cash	5,250	-
Prepaid expenses and other current assets	1,386	1,643
Total current assets	43,116	43,257

Property and equipment (net of accumulated depreciation)	100	118
Intangible assets (net of accumulated amortization)	3,238	3,354
Operating right-of-use asset (net of accumulated amortization)	33	40
Other assets	11	11

Total assets	$46,498	$46,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$345	$87
Accrued expenses	2,131	2,836
Current portion of operating lease liability	29	28
Preferred stock redemption liability	87	-
Common stock warrant liability	1,127	4,929
Total current liabilities	3,719	7,880

Operating lease liability, net of current portion	5	12
Total liabilities	3,724	7,892

Contingencies – Note 10

Series D convertible preferred stock- $0.001 par value; 1,000,000 shares authorized, issued and outstanding at January 31, 2022; Liquidation preference of $5,250 at January 31, 2022.	4,225	-

Stockholders’ equity:
Preferred stock, $0.001 par value; 4,000,000 and 5,000,000 shares authorized, 0 shares issued and outstanding at January 31, 2022 and October 31, 2021.	-	-
Common stock - $0.001 par value; 170,000,000 shares authorized, 145,638,459 shares issued and outstanding at January 31, 2022 and October 31, 2021.	146	146
Additional paid-in capital	467,368	467,342
Accumulated deficit	(428,965)	(428,600)
Total stockholders’ equity	38,549	38,888
Total liabilities and stockholders’ equity	$46,498	$46,780

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended January 31,
	2022	2021

Revenue	$-	$1,615

Operating expenses:
Research and development expenses	1,654	2,570
General and administrative expenses	2,510	3,008
Total operating expenses	4,164	5,578

Loss from operations	(4,164)	(3,963)

Other income (expense):
Interest income, net	1	1
Net changes in fair value of derivative liabilities	3,802	(27)
Other (expense) income	(4)	12
Net loss before income taxes	(365)	(3,977)

Income tax expense	-	-

Net loss	$(365)	$(3,977)

Net loss per common share, basic and diluted	$(0.00)	$(0.05)

Weighted average number of common shares, basic and diluted	145,638,459	83,943,982

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended January 31,
	2022	2021

OPERATING ACTIVITIES
Net loss	$(365)	$(3,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	26	236
(Gain) loss on change in value of warrants	(3,802)	27
Loss on disposal of property and equipment	-	12
Abandonment of intangible assets	104	-
Depreciation expense	18	192
Amortization expense of intangible assets	70	67
Amortization of right-of-use asset	7	195
Change in operating assets and liabilities:
Prepaid expenses, other current assets and deferred expenses	257	463
Accounts payable and accrued expenses	(447)	394
Deferred revenue	-	(165)
Operating lease liabilities	(6)	(230)
Net cash used in operating activities	(4,138)	(2,786)

INVESTING ACTIVITIES
Cost of intangible assets	(58)	(210)
Net cash used in investing activities	(58)	(210)

FINANCING ACTIVITIES
Net proceeds of issuance of Series D preferred stock	4,312	-
Net proceeds of issuance of common stock and warrants	-	8,550
Warrant exercises	-	2,586
Net cash provided by financing activities	4,312	11,136

Net increase in cash, cash equivalents and restricted cash	116	8,140
Cash, cash equivalents and restricted cash at beginning of year	41,614	25,178
Cash, cash equivalents and restricted cash at end of year	$41,730	$33,318

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed balance sheets that sum to the total of the same such amounts shown in the condensed statements of cash flows:

Cash and cash equivalents	36,480	33,318
Restricted cash	5,250	-
Total cash, cash equivalents and restricted cash shown in condensed statements of cash flows	41,730	33,318

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for taxes	$-	$-

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

As of January 31, 2022, the Company had approximately $36.5 million in cash and cash equivalents. Although the Company expects to have sufficient capital to fund its obligations, as they become due, in the ordinary course of business until at least one year from the issuance of these consolidated financial statements, the actual amount of cash that it will need to operate is subject to many factors.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation/Estimates

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and the accompanying unaudited interim condensed consolidated balance sheet as of January 31, 2022 has been derived from the Company’s October 31, 2021 audited financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements furnished include all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented.

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements of the Company as of and for the fiscal year ended October 31, 2021 and notes thereto contained in the Company’s 2021 Annual Report on Form 10-K, as filed with the SEC on February 14, 2022.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Restricted Cash

On January 31, 2022, the Company transferred $5,250,000 into an escrow fund to fund a potential Series D preferred stock redemption.

Convertible Preferred Stock

Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity (“mezzanine”) until such time as the conditions are removed or lapse.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For share-based derivative financial instruments, the Company used the Monte Carlo simulation model, the Black Scholes model and a binomial model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the consolidated balance sheet as current or non-current based on whether or not net-cash settlement of the instrument could be required within 12 months after the balance sheet date.

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

	As of January 31,
	2022	2021
Warrants	30,225,397	8,014,220
Series D convertible redeemable preferred stock	20,000,000	-
Stock options	888,058	1,047,377
Restricted stock units	-	5,556
Total	51,113,455	9,067,153

Recent Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Simplification of Income Taxes (Topic 740) Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public companies for annual periods beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this standard effective November 1, 2021 and it is not material to the financial results of the Company.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity’s own equity, and modifies the guidance on diluted earnings per share (“EPS”) calculations as a result of these changes. The standard will be effective for the Company for fiscal years beginning after December 15, 2023 and can be applied on either a fully retrospective or modified retrospective basis. Early adoption is permitted for fiscal years beginning after December 15, 2020. The Company adopted this standard effective November 1, 2021 and it is not material to the financial results of the Company.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying condensed consolidated financial statements.

3. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	January 31, 2022	October 31, 2021
Laboratory equipment	$179	$179
Computer equipment	241	241
Total property and equipment	420	420
Accumulated depreciation and amortization	(320)	(302)
Net property and equipment	$100	$118

Depreciation expense for the three months ended January 31, 2022 and 2021 was approximately $18,000 and $192,000, respectively.

4. INTANGIBLE ASSETS

Intangible assets, net consisted of the following (in thousands):

	January 31, 2022	October 31, 2021

Patents	$4,769	$4,836
Licenses	777	777
Software	98	98
Total intangibles	5,644	5,711
Accumulated amortization	(2,406)	(2,357)
Intangible assets	$3,238	$3,354

The expiration dates of the existing patents range from 2021 to 2039 but the expiration dates can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to further pursue the application. Patent applications having a net book value of approximately $104,000 and $0 were abandoned and were charged to general and administrative expenses in the statement of operations for each of the three months ended January 31, 2022 and 2021, respectively. Amortization expense for intangible assets that was charged to general and administrative expense in the statement of operations aggregated approximately $70,000 and $67,000 for the three months ended January 31, 2022 and 2021, respectively.

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

As of January 31, 2022, the estimated amortization expense by fiscal year based on the current carrying value of intangible assets is as follows (in thousands):

Fiscal year ending October 31,

2022 (Remaining)	$211
2023	282
2024	282
2025	282
2026	282
Thereafter	1,899
Total	$3,238

5. ACCRUED EXPENSES:

The following table summarizes accrued expenses included in the condensed consolidated balance sheets (in thousands):

	January 31, 2022	October 31, 2021

Salaries and other compensation	$170	$55
Vendors	1,524	1,968
Professional fees	237	613
Other	200	200
Total accrued expenses	$2,131	$2,836

6. LEASES

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	January 31, 2022	October 31, 2021
Operating leases:
Operating lease right-of-use assets	$33	$40

Operating lease liability	$29	$28
Operating lease liability, net of current portion	5	12
Total operating lease liabilities	$34	$40

Supplemental lease expense related to leases was as follows (in thousands):

Lease Cost (in thousands)	Statements of Operations Classification	For the Three Months Ended January 31, 2022	For the Three Months Ended January 31, 2021
Operating lease cost	General and administrative	7	290
Variable lease cost	General and administrative	$9	437
Total lease expense		$16	727

Other information related to leases where the Company is the lessee is as follows:

	January 31, 2022	October 31, 2021
Weighted-average remaining lease term	1.2 years	1.4 years
Weighted-average discount rate	3.79%	3.79%

Supplemental cash flow information related to operating leases was as follows:

	For the Three Months Ended January 31, 2022	For the Three Months Ended January 31, 2021
Cash paid for operating lease liabilities	$7	$324

Future minimum lease payments under non-cancellable leases as of January 31, 2022 were as follows:

Fiscal Year ending October 31,
2022 (Remaining)	$22
2023	13
Total minimum lease payments	35
Less: Imputed interest	(1)
Total	$34

7. COMMON STOCK PURCHASE WARRANTS AND WARRANT LIABILITY

Warrants

As of January 31, 2022 and October 31, 2021, there were outstanding and exercisable warrants to purchase 30,225,397 shares of our common stock with exercise prices ranging from $0.30 to $281.25 per share. Information on the outstanding warrants is as follows:

Exercise Price	Number of Shares Underlying Warrants	Expiration Date	Type of Financing
$281.25	25	N/A	Other warrants
$0.25	70,297	July 2024	September 2018 Public Offering
$2.80	327,338	September 2024	July 2019 Public Offering
$0.35	4,578,400	November 2025	November 2020 Public Offering
$0.70	11,244,135	April 2026	April 2021 Registered Direct Offering (Accompanying Warrants)
$0.70	14,005,202	5 years after the date such warrants become exercisable, if ever	April 2021 Private Placement (Private Placement Warrants)
Grand Total	30,225,397

As of January 31, 2022 and October 31, 2021, the Company had 16,149,898 of its total 30,225,397 outstanding warrants classified as equity (equity warrants).

Warrant Liability

As of January 31, 2022 and October 31, 2021, the Company had 14,075,499 of its total 30,225,397 outstanding warrants from an April 2021 private offering of common stock and warrants (the “April 2021 Private Placement”) and a September 2018 public offering of common stock and warrants (the “September 2018 Public Offering”) classified as liabilities (liability warrants).

The warrants issued in the April 2021 Private Placement will become exercisable only on such day, if ever, that is 14 days after the Company files an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock, $0.001 par value per share from 170,000,000 shares to 300,000,000 shares. These warrants expire five years after the date they become exercisable. As of January 31, 2022, the Company did not have sufficient authorized common stock to allow for the issuance of common stock underlying these warrants. The Company did not receive stockholder authorization to increase the authorized shares from 170,000,000 to 300,000,000 shares at the stockholder’s meeting commenced on June 3, 2021. The Company was subsequently required to file a proxy to seek an increase in the number of authorized shares and did not file such a proxy but rather elected to seek a reverse stock split to, among other things, increase the shares available. Accordingly, based on certain indemnification provisions of the securities purchase agreement, the Company concluded that liability classification is warranted. The Company utilized the Black Scholes model to calculate the fair value of these warrants at issuance and at each subsequent reporting date.

In measuring the warrant liability for the warrants issued in the April 2021 Private Placement at January 31, 2022 and October 31, 2021, the Company used the following inputs in its Black Scholes model:

	January 31, 2022	October 31, 2021
Exercise Price	$0.70	$0.70
Stock Price	$0.136	$0.485
Expected Term	5.00 years	5.00 years
Volatility %	108%	106%
Risk Free Rate	1.62%	1.18%

The September 2018 Public Offering warrants contain a down round feature, except for exempt issuances as defined in the warrant agreement, in which the exercise price would immediately be reduced to match a dilutive issuance of common stock, options, convertible securities and changes in option price or rate of conversion. As of January 31, 2021, the down round feature was triggered four times and the exercise price of the warrants were reduced from $22.50 to $0.25. The warrants require liability classification as the warrant agreement requires the Company to maintain an effective registration statement and does not specify any circumstances under which settlement in other than cash would be permitted or required. As a result, net cash settlement is assumed and liability classification is warranted. For these liability warrants, the Company utilized the Monte Carlo simulation model to calculate the fair value of these warrants at issuance and at each subsequent reporting date.

In measuring the warrant liability for the September 2018 Public Offering warrants at January 31, 2022 and October 31, 2021, the Company used the following inputs in its Monte Carlo simulation model:

	January 31, 2022	October 31, 2021
Exercise Price	$0.25	$0.30
Stock Price	$0.136	$0.485
Expected Term	2.61 years	2.87 years
Volatility %	118%	123%
Risk Free Rate	1.29%	0.77%

At January 31, 2022 and October 31, 2021, the fair value of the warrant liability was approximately $1,127,000 and $4,929,000, respectively. For the three months ended January 31, 2022 and 2021, the Company reported income of approximately $3,802,000 and expense of $27,000, respectively, due to changes in the fair value of the warrant liability.

8. COMMITMENTS AND CONTINGENCIES

Atachbarian

On November 15, 2021, a purported stockholder of the Company commenced an action against the Company and certain of its directors in the U.S. District Court for the District of New Jersey, entitled Atachbarian v. Advaxis, Inc., et al., No. 3:21-cv-20006. The plaintiff alleges that the defendants breached their fiduciary duties and violated Section 14(a) and Rule 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder by allegedly failing to disclose certain matters in its Registration Statement on Form S-4 (Commission File No. 333-259065 (the “Registration Statement”) filed in connection with a proposed merger with Biosight Ltd. (the “Previously Proposed Merger”). On December 15, 2021, pursuant to an understanding reached with the plaintiff, the Company made certain other additional disclosures that mooted the demands asserted in the complaint. On December 17, 2021, the plaintiff filed a notice of voluntary dismissal with prejudice. On February 7, 2022, the Company and the plaintiff reached a settlement agreement, which is recorded in accrued expenses in the consolidated balance statement.

Purported Stockholder Claims Related to Biosight Transaction

Between September 16, 2021, and November 4, 2021, the Company received demand letters on behalf of six purported stockholders of the Company, alleging that the Company failed to disclose certain matters in the Registration Statement, and demanding that the Company disclose such information in a supplemental disclosure filed with the SEC. On October 14, 2021, the Company filed an amendment to the Registration Statement and on November 8, 2021, the Company made certain other additional disclosures that mooted the demands asserted in the above-referenced letters. The six plaintiffs have made a settlement demand. The Company believes it has adequately accrued for a settlement, which is recorded in accrued expenses in the consolidated balance sheet.

In addition, the Company received certain additional demands from stockholders asserting that the proxy materials filed by the Company in connection with the Previously Proposed Merger contained alleged material misstatements and/or omissions in violation of federal law. In response to these demands, the Company agreed to make, and did make, certain supplemental disclosures to the proxy materials. At this time, the Company is unable to predict the likelihood of an unfavorable outcome.

9. TEMPORARY EQUITY

Series D Convertible Preferred Stock Offering

On January 31, 2022, the Company closed on an offering with certain institutional investors for the private placement of 1,000,000 shares of Series D convertible redeemable preferred stock (“Series D preferred stock”). The shares to be sold have an aggregate stated value of $5,000,000. Each share of the Series D preferred stock has a purchase price of $4.75, representing an original issue discount of 5% of the stated value. Total net proceeds from the offering, after deducting the financial advisor’s fees and other estimated offering expenses, were approximately $4,312,000.

The Company has called a special meeting of stockholders to consider an amendment (the “Amendment”) to the Company’s Amended and Restated Certificate of Incorporation, to effect a reverse stock split of the outstanding shares of common stock by a ratio to be determined by the Board of Directors of the Company within a range to be specified in the proposal put to the stockholders for approval of the Amendment. The investors have agreed in the Purchase Agreement to not transfer, offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of the shares of the Series D preferred stock until the reverse stock split and to vote the shares of the Series D preferred stock purchased in the offering in a manner that “mirrors” the proportions on which the shares of common stock (excluding any shares of common stock that are not voted) are voted on the reverse stock split and the Amendment. The Amendment requires the approval of the majority of the votes associated with the Company’s outstanding stock entitled to vote on the proposal. The certificate of designation provides that the Series D preferred stock will have no voting rights, other than the right to vote as a class on certain specified matters, except that each share of Series D preferred stock will have the right to cast 30,000 votes per share of Series D preferred stock on the reverse stock split.

The Series D preferred stock can be converted at the option of the holder at any time after the Company has received stockholder approval for a reverse stock split and filed the requisite amendment with the Delaware Secretary of State’s office to effectuate the reverse stock split, subject to beneficial ownership limitations. The Company will be permitted to compel conversion of the Series D preferred stock after the fulfillment of certain conditions and subject to certain limitations. The Series D preferred stock is convertible into shares of Common Stock at a rate of $0.25 per share for the Series D preferred stock. In addition, on or after the reverse stock split date, and subject to the satisfaction of certain conditions, the Company can cause the holder of the Series D Preferred Stock to convert their shares of Series D Preferred Stock, subject to such beneficial ownership limitations.

The Series D preferred stock has a liquidation preference over the common stock, and may be redeemed by the investors. Each holder of the Series D preferred stock has the right to cause the Company to redeem all or part of their shares of the Series D preferred stock from the earlier of receipt of stockholder approval of the reverse stock split or 90 days following the original issue date until 120 days following the original issue date (the “Redemption Date”) in cash at a redemption price equal to 105% of the stated value plus an amount equal to accumulated but unpaid dividends, if any, on such shares (whether or not earned or declared, but excluding interest on such dividends) up to, but excluding, the Redemption Date. Under certain circumstances, the commencement of the period during which the Series D preferred stock may be redeemed may be extended from 90 days following the original issue date to 135 days following the original issue date, in which case the Redemption Date would be extended to 165 days following the original issue date. Should such extension occur, the redemption price would be increased to an amount equal to 110% of the stated value plus an amount equal to accumulated but unpaid dividends, if any, on such shares.

The holders of Series D preferred stock will be entitled to dividends, on an as-if converted basis, equal to dividends actually paid, if any, on shares of common stock.

The $4.75 million in gross proceeds of the offering are held in an escrow account, along with an additional $500,000 deposited by the Company to cover the aggregate original issue discount as well as the additional amount that would be necessary to fund the 105% redemption price until the expiration of the redemption period for the Series D Preferred Stock, as applicable, subject to the earlier payment to redeeming holders. Upon expiration of the redemption period, any proceeds remaining in escrow will be disbursed to the Company.

In connection with the Offering, the Company and the investors entered into a registration rights agreement, pursuant to which the Company is required to file a registration statement with the Securities and Exchange Commission to register for resale the shares that are issued upon the conversion of shares of Series D preferred stock. The registration statement will be filed with the Securities and Exchange Commission on or before the 60th calendar day following the first date on which shares are issued upon the conversion of shares of Series D preferred stock.

Since the Series D preferred stock has a redemption feature at the option of the holder, it is classified as temporary equity. At the January 31, 2022 issuance date, the Series D preferred stock was recorded on the balance sheet at approximately $4,225,000, which is the $4,312,000 net proceeds less the $87,000 value of the bifurcated preferred stock redemption liability (see below).

Preferred Stock Redemption Liability

The Company evaluated the preferred stock redemption feature under ASC 815. Since the preferred stock redemption feature is not considered to be clearly and closely related to the preferred stock host and the redemption feature meets the four characteristics of a derivative under ASC 815, the preferred stock redemption feature is required to be bifurcated from the preferred stock host and valued as a liability. The Company utilized a binomial model to calculate the fair value of the preferred stock redemption feature at issuance.

In measuring the preferred stock redemption liability at January 31, 2022 (issuance date), the Company used the following inputs in its binomial model:

January 31, 2022
Exercise Price	$0.25
Stock Price	$0.136
Volatility %	105%
Risk Free Rate	1.00%

At January 31, 2022, the fair value of the preferred stock redemption liability was approximately $87,000.

10. STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three months ended January 31, 2022 and 2021 is presented below (in thousands, except share data):

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at November 1, 2020	-	$-	78,074,023	$78	$440,840	$(410,738)	$30,180
Stock-based compensation	-	-	-	-	236	-	236
Advaxis public offerings, net of offering costs	-	-	30,666,665	31	8,519	-	8,550
Warrant exercises	-	-	7,390,000	7	2,579	-	2,586
Net Loss	-	-	-	-	-	(3,977)	(3,977)
Balance at January 31, 2021	-	$-	116,130,688	$116	$452,174	$(414,715)	$37,575

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at November 1, 2021	-	$-	145,638,459	$146	$467,342	$(428,600)	$38,888
Stock-based compensation	-	-	-	-	26	-	26
Net Loss	-	-	-	-	-	(365)	(365)
Balance at January 31, 2022	-	$-	145,638,459	$146	$467,368	$(428,965)	$38,549

11. SHARE BASED COMPENSATION

The following table summarizes share-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended January 31,
	2022	2021
Research and development	$13	$57
General and administrative	13	179
Total	$26	$236

Stock Options

A summary of changes in the stock option plan for the three months ended January 31, 2022 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value (in thousands)
Outstanding as of October 31, 2021	893,946	$19.32	7.80	$27
Cancelled or expired	(5,888)	277.50
Outstanding as of January 31, 2022	888,058	$17.61	7.55	$-
Vested and exercisable at January 31, 2022	484,641	$31.80	6.89	$-

The following table summarizes information about the outstanding and exercisable options at January 31, 2022:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Exercise	Number	Remaining	Exercise	Number	Remaining	Exercise
Price Range	Outstanding	Contractual	Price	Exercisable	Contractual	Price
$.30-$1.00	672,500	8.29	$0.54	270,000	8.20	$0.50
$1.01-$10.00	55,379	6.80	$7.47	54,462	6.79	$7.56
$10.01-$100.00	90,432	5.97	$29.02	90,432	5.97	$29.02
$100.01-$258.30	69,747	3.07	$175.51	69,747	3.07	$175.51

As of January 31, 2022, there was approximately $125,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 1.38 years.

Potential Acceleration of Stock Options

In the event of a merger transaction, similar to the Previously Proposed Merger Agreement, all of the Chief Executive Officer’s 73,777 unvested stock options, pursuant to his employment agreement, would accelerate.

12. LICENSING AGREEMENTS

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

During the three months ended January 31, 2021, the Company received an aggregate of $1,615,000 from OS Therapies upon achievement of the funding milestone set forth in the license agreement. The Company therefore transferred and OST took full ownership of the IND application for ADXS31-164 in its entirety along with agreements and promises contained therein, as well as all obligations associated with this IND or any HER2 product/program development.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of January 31, 2022 and October 31, 2021 (in thousands):

Fair value measured at January 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets at fair value:
Cash equivalents (money market funds)	$17,154	$-	$-	$17,154
Total Financial Assets at Fair Value	$17,154	$-	$-	$17,154

Financial liabilities at fair value:
Preferred stock redemption liability	$-	$-	$87	$87
Common stock warrant liability, warrants exercisable at $0.25 through September 2024	-	-	7	7
Common stock warrant liability, warrants exercisable at $0.70 through 5 years after the date such warrants become exercisable, if ever (Private Placement Warrants)	-	-	1,120	1,120
Total financial liabilities at fair value	$-	$-	$1,214	$1,214

Fair value measured at October 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets at fair value:
Cash equivalents (money market funds)	$17,153	$-	$-	$17,153
Total Financial Assets at Fair Value	$17,153	$-	$-	$17,153

Financial liabilities at fair value:
Common stock warrant liability, warrants exercisable at $0.30 through September 2024	$-	$-	$27	$27
Common stock warrant liability, warrants exercisable at $0.70 through 5 years after the date such warrants become exercisable, if ever (Private Placement Warrants)	-	-	4,902	4,902
Total financial liabilities at fair value	$-	$-	$4,929	$4,929

The following table presents changes in Level 3 liabilities measured at fair value (in thousands) for the three months ended January 31, 2022. Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

	Preferred Stock Redemption Liability	Warrant Liabilities	Total
Fair value at October 31, 2021	$-	$4,929	$4,929
Additions	87	-	87
Change in fair value	-	(3,802)	(3,802)
Fair value at January 31, 2022	$87	$1,127	$1,214

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results indicated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed in Part I Item 1A. “Risk Factors” in our 2021 Annual Report on Form 10-K, below in Part II Item 1A. “Risk Factors” of this Form 10-Q and in the “Cautionary Note Regarding Forward-Looking Statements” set forth at the beginning of this report.

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

Recent Developments

COVID-19 Impact

The global health crisis caused by the ongoing novel coronavirus (“COVID-19”) pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, a new Omicron variant of COVID-19, which appears to be the most transmissible variant to date, has spread globally. The continued impact of the pandemic cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the occurrence and spread of additional variants of COVID-19, the effectiveness of COVID-19 vaccines against current or future variants and the response by governmental bodies and regulators.

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

Financings

On January 31, 2022, the Company closed on an offering with certain institutional investors for the private placement of 1,000,000 shares of Series D convertible redeemable preferred stock. The shares to be sold have an aggregate stated value of $5,000,000. Each share of the Series D preferred stock has a purchase price of $4.75, representing an original issue discount of 5% of the stated value. The shares of Series D preferred stock are convertible into shares of the Company’s common stock, upon the occurrence of certain events, at a conversion price of $0.25 per share. The conversion, at the option of the stockholder, may occur at any time following the receipt of the stockholders’ approval for a reverse stock split. The Company will be permitted to compel conversion of the Series D preferred stock after the fulfillment of certain conditions and subject to certain limitations. The Series D preferred stock will also have a liquidation preference over the common stock, and may be redeemed by the investors, in accordance with certain terms, for a redemption price equal to 105% of the stated value, or in certain circumstances, 110% of the stated value. The Company and the holders of the Series D preferred stock will also enter into a registration rights agreement to register the resale of the shares of common stock issuable upon conversion of the Series D preferred stock. Total net proceeds from the offering, after deducting the financial advisor’s fees and other estimated offering expenses, were approximately $4.3 million.

Results of Operations for the Three Months Ended January 31, 2022 and 2021

Revenue

Revenue was $0 for the three months ended January 31, 2022 compared to $1,615,000 for the three months ended January 31, 2021. In the prior period, we recognized royalty payments from OST.

Research and Development Expenses

We invest in research and development to advance our Lm technology through our pre-clinical and clinical development programs. Research and development expenses for the three months ended January 31, 2022 and January 31, 2021 were categorized as follows (in thousands):

	Three Months Ended January 31,		Increase (Decrease)
	2022	2021	$	%

Hotspot/Off-the-Shelf therapies	$1,000	$1,200	$(200)	(17)%
Prostate cancer	55	42	13	31%
HPV-associated cancers	(39)	531	(570)	(107)%
Personalized neoantigen-directed therapies	-	132	(132)	(100)%
Other expenses	638	665	(27)	(4)%
Total research & development expense	$1,654	$2,570	$(916)	(36)%

Stock-based compensation expense included in research and development expense	$13	$57	$(44)	(77)%

Hotspot/Off-the-Shelf Therapies (ADXS-HOT)

Research and development costs associated with our hotspot mutation-based therapy for the three months ended January 31, 2022 decreased approximately 17% to $1,000,000 compared to the same period in 2021. The decrease is attributable to a slowdown in patient enrollment in the HOT-503 study.

Prostate Cancer (ADXS-PSA)

Research and development costs associated with our prostate cancer therapy for the three months ended January 31, 2022 increased approximately $13,000, or 31%, compared to the same period in 2021. The increase is immaterial. We do not anticipate that we will continue to incur significant costs associated with the wind down of the study.

HPV-Associated Cancers (AXAL)

The majority of the HPV-associated research and development costs include clinical trial and other related costs associated with our AXAL programs in cervical and head and neck cancers. HPV-associated costs for the three months ended January 31, 2022 decreased approximately $570,000, or 107%, compared to the same period in 2021. The decrease is attributable to wind down costs associated with the closure of our Phase 3 AIM2CERV study in high-risk locally advanced cervical cancer, as well as credit memos issued by our contract research organization associated with the closeout of our Phase 1/2 study in head and neck cancer. We do not anticipate that we will continue to incur significant costs associated with the wind down of our Phase 3 AIM2CERV study.

Personalized Neoantigen-Directed Therapies (ADXS-NEO)

Research and development costs associated with personalized neoantigen-directed therapies for the three months ended January 31, 2022 decreased approximately $132,000, or 100%, compared to the same period in 2021. The decrease is attributable to wind down costs associated with the termination of our ADXS-NEO study. We do not anticipate that we will continue to incur significant costs associated with the wind down of the study.

Other Expenses

Other expenses include salary and benefit costs, stock-based compensation expense, professional fees, laboratory costs and other internal and external costs associated with our research & development activities. Other expenses for the three months ended January 31, 2022 decreased approximately $27,000, or 4%, compared to the same period in 2021. The decrease was immaterial.

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs and stock-based compensation expense for employees included in our finance, legal and administrative organizations, outside legal and professional services, and facilities costs. General and administrative expenses for the three months ended January 31, 2022 and January 31, 2021 were as follows (in thousands):

	Three Months Ended January 31,		Increase (Decrease)
	2022	2021	$	%

General and administrative expense	$2,510	$3,008	$(498)	(17)%

Stock-based compensation expense included in general and administrative expense	$13	$179	$(166)	(93)%

General and administrative expenses for the three months ended January 31, 2022 decreased approximately $498,000, or 17%, compared to the same period in 2021. This decrease primarily relates to (1) a decrease in personnel costs due to decreases in stock compensation and bonus accruals (2) decreases in rent, utilities and depreciation due to the termination of our office lease at our former location and (3) a decrease in legal costs. These decreases were partially offset by increases in (1) proxy solicitation fees related to the Previously Proposed Merger and (2) charges related to the abandonment of non-strategic intellectual property.

Changes in Fair Values

For the three months ended January 31, 2022, we recorded non-cash income from a decrease in the fair value of the warrant liability of approximately $3,802,000. The decrease in the fair value of liability warrants resulted from resulted from a decrease in our share price from $0.49 at October 31, 2021 to $0.14 at January 31, 2022.

For the three months ended January 31, 2021, we recorded non-cash loss from an increase in the fair value of the warrant liability of approximately $27,000. The increase in the fair value of liability warrants resulted from an increase in our share price from $0.34 at October 31, 2020 to $0.73 at January 31, 2021.

Liquidity and Capital Resources

Management’s Plans

Similar to other development stage biotechnology companies, our products that are being developed have not generated significant revenue. As a result, we have historically suffered recurring losses and we have required significant cash resources to execute our business plans. These losses are expected to continue for the foreseeable future.

Historically, the Company’s major sources of cash have comprised proceeds from various public and private offerings of its securities (including common stock), debt financings, clinical collaborations, option and warrant exercises, income earned on investments and grants, and interest income. From October 2013 through January 31, 2022, the Company raised approximately $339.4 million in gross proceeds from various public and private offerings of our common stock. The Company has sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future. As of January 31, 2022 and October 31, 2021, the Company had an accumulated deficit of approximately $429.0 million and $428.6 million, respectively, and stockholders’ equity of approximately $38.5 million and $38.9 million, respectively.

The COVID-19 pandemic has negatively affected the global economy and created significant volatility and disruption of financial markets. An extended period of economic disruption could negatively affect the Company’s business, financial condition, and access to sources of liquidity. As of January 31, 2022, the Company had approximately $36.5 million in cash and cash equivalents. The actual amount of cash that the Company will need to continue operating is subject to many factors.

The Company recognizes that it will need to raise additional capital in order to continue to execute its business plan in the future. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain financing on terms acceptable to it or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to further scale back its operations. The Company believes it has sufficient capital to fund its obligations, as they become due, in the ordinary course of business into the second fiscal quarter of 2024. The Company based this estimate on assumptions that may prove to be wrong, and we could use available capital resources sooner than currently expected.

Cash Flows

Operating Activities

Net cash used in operating activities includes spending associated with our clinical trial programs and general and administrative activities. Net cash used in operating activities was approximately $4,138,000 for the three months ended January 31, 2022 compared to $2,786,000 for the three months ended January 31, 2021. The Company received $1,615,000 in royalty payments from OST in the prior period.

Investing Activities

Net cash used in investing activities was approximately $58,000 for three months ended January 31, 2022 compared to $210,000 for the three months ended January 31, 2021. The decrease is a result of the abandonment of certain non-strategic intellectual property in the current period.

Financing Activities

Net cash provided by financing activities was approximately $4,312,000 for the three months ended January 31, 2022 compared to $11,136,000 for the three months ended January 31, 2021. On January 31, 2022, the Company closed on an offering with certain institutional investors for the private placement of 1,000,000 shares of Series D convertible redeemable preferred stock. The shares to be sold have an aggregate stated value of $5,000,000. Each share of the Series D preferred stock has a purchase price of $4.75, representing an original issue discount of 5% of the stated value. Total net proceeds from the offering, after deducting the financial advisor’s fees and other estimated offering expenses, were approximately $4.3 million. The shares of Series D preferred stock are convertible into shares of the Company’s common stock, upon the occurrence of certain events, at a conversion price of $0.25 per share. The conversion, at the option of the stockholder, may occur at any time following the receipt of the stockholders’ approval for a reverse stock split. The Series D preferred stock will also have a liquidation preference over the common stock, and may be redeemed by the investors, in accordance with certain terms, for a redemption price equal to 105% of the stated value, or in certain circumstances, 110% of the stated value.

In November 2020, the Company closed on a public offering of 30,666,665 shares of its common stock at a public offering price of $0.30 per share. After deducting the underwriting discounts and commissions and other offering expenses, the net proceeds from the offering were approximately $8.5 million. In addition, the Company also undertook a concurrent private placement of warrants to purchase up to 15,333,332 shares of common stock. The warrants have an exercise price per share of $0.35, are exercisable immediately and will expire five years from the date of issuance. During the three months ended January 31, 2021, warrant holders from the Company’s November 2020 offering exercised 7,390,000 warrants in exchange for 7,390,000 shares of the Company’s common stock. Pursuant to these warrant exercises, the Company received aggregate proceeds of approximately $2.6 million.

Off-Balance Sheet Arrangements

As of January 31, 2022, we had no off-balance sheet arrangements.

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

While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results could differ from those estimates and the differences could be material. The most significant estimates impact the following transactions or account balances: warrant liability valuation, preferred stock redemption liability valuation and impairment of intangibles.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At January 31, 2022, we had approximately $36.5 million in cash and cash equivalents, which consisted primarily of bank deposits and money market funds. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. We use a combination of internal and external management to execute our investment strategy and achieve our investment objectives. We typically invest in highly-rated securities (such as money market funds), and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

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

Changes in Internal Control over Financial Reporting

During the quarter ended January 31, 2022, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is from time to time involved in legal proceedings in the ordinary course of our business. The Company does not believe that any of these claims or proceedings against us is likely to have, individually or in the aggregate, a material adverse effect on the financial condition or results of operations. For more information regarding legal proceedings involving the Company, please see Note 10 – Commitments and Contingencies to our condensed consolidated financial statements.

Item 1A. Risk Factors

Our business and financial results are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our annual report on Form 10-K for the fiscal year ended October 31, 2021, (as filed with the SEC on February 14, 2022) should be carefully considered.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Correction to the Amended and Restated Certificate of Incorporation of Advaxis, Inc., filed with the Secretary of State of the State of Delaware on January 27, 2022, Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on January 28, 2022

3.2	Certificate of Correction to the Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Advaxis, Inc., filed with the Secretary of State of the State of Delaware on January 27, 2022, Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the SEC on January 28, 2022

3.3	Certificate of Correction to the Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Advaxis, Inc., filed with the Secretary of State of the State of Delaware on January 27, 2022, Incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K filed with the SEC on January 28, 2022

3.4	Certificate of Correction to the Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Advaxis, Inc., filed with the Secretary of State of the State of Delaware on January 27, 2022, Incorporated by reference to Exhibit 3.4 to Current Report on Form 8-K filed with the SEC on January 28, 2022

3.5	Certificate of Correction to the Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Advaxis, Inc., filed with the Secretary of State of the State of Delaware on January 27, 2022, Incorporated by reference to Exhibit 3.5 to Current Report on Form 8-K filed with the SEC on January 28, 2022

3.6	Certificate of Correction to the Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Advaxis, Inc., filed with the Secretary of State of the State of Delaware on January 27, 2022, Incorporated by reference to Exhibit 3.6 to Current Report on Form 8-K filed with the SEC on January 28, 2022

3.7	Certificate of Correction to the Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Advaxis, Inc., filed with the Secretary of State of the State of Delaware on January 27, 2022, Incorporated by reference to Exhibit 3.7 to Current Report on Form 8-K filed with the SEC on January 28, 2022

3.8	Form of Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Redeemable Preferred Stock, Incorporated by reference to Exhibit 3.8 to Current Report on Form 8-K filed with the SEC on January 28, 2022

3.9	Amendment No. 2 to the Second Amended and Restated By-Laws of Advaxis, Inc., Incorporated by reference to Exhibit 3.9 to Current Report on Form 8-K filed with the SEC on January 28, 2022

3.10	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Redeemable Preferred Stock, Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on February 1, 2022

10.1	Termination Letter from Advaxis, Inc. to Biosight LTD., dated December 30, 2021, Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on December 30, 2021.

10.2	Form of Securities Purchase Agreement between Advaxis, Inc. and the investors thereto, dated January 27, 2022, Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on January 28, 2022.

10.3	Form of Registration Rights Agreement by and among Advaxis, Inc. and the investors named therein, Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on January 28, 2022

31.1*	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

March 17, 2022

ADVAXIS, INC.

By:	/s/ Igor Gitelman
Name:	Igor Gitelman
Title:	Chief Accounting Officer, VP of Finance

By:	/s/ Kenneth Berlin
Name:	Kenneth Berlin
Title:	President, Chief Executive Officer and Interim Chief Financial Officer

