Form 10-Q
period 2022-04-30
Advaxis, Inc.
filed 2022-06-08
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of June 7, 2022 was 1,820,480.

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

Some of the material factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	the success and timing of our clinical trials, including patient accrual;

●	our ability to obtain and maintain regulatory approval or reimbursement of our product candidates for marketing;

●	our ability to obtain the appropriate labeling of our products under any regulatory approval;

●	our ability to develop and commercialize our products;

●	the successful development and implementation of our sales and marketing campaigns;

●	the change of key scientific or management personnel;

●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;

●	our ability to successfully compete in the potential markets for our product candidates, if commercialized;

●	regulatory developments in the United States and foreign countries;

●	new products, product candidates or new uses for existing products or technologies introduced or announced by our competitors and the timing of these introductions or announcements;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	our available cash;

●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

●	our ability to obtain additional funding;

●	any outcomes from our review of strategic transactions and options to maximize stockholder value;

●	the ability of our product candidates to successfully perform in clinical trials and to resolve any clinical holds that may occur;

●	our ability to obtain and maintain approval of our product candidates for trial initiation;

●	the performance of third-party manufacturers;

●	our ability to identify license and collaboration partners and to maintain existing relationships;

●	the performance of our clinical research organizations, clinical trial sponsors, clinical trial investigators and collaboration partners for any clinical trials we conduct;

●	our ability to successfully implement our strategy;

●	We are not in compliance with the OTC Markets Group Inc.’s (“OTC”) continued listing requirements. If we are unable to comply with the continued listing requirements of the OTCQX, our common stock could be delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital;

●	our ability to maintain the listing of our common stock on the OTCQX® Best Market (“OTCQX”); and

●	the factors described in the “Risk Factors” section of the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2021 (the “2021 Annual Report on Form 10-K”), as updated and amended in other filings by the Company with the Securities and Exchange Commission (the “SEC”).

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ADVAXIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	April 30, 2022	October 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,085	$41,614
Prepaid expenses and other current assets	2,092	1,643
Total current assets	34,177	43,257

Property and equipment (net of accumulated depreciation)	84	118
Intangible assets (net of accumulated amortization)	3,220	3,354
Operating right-of-use asset (net of accumulated amortization)	26	40
Other assets	11	11
Total assets	$37,518	$46,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39	$87
Accrued expenses	1,738	2,836
Current portion of operating lease liability	27	28
Common stock warrant liability	563	4,929
Total current liabilities	2,367	7,880

Operating lease liability, net of current portion	-	12
Total liabilities	2,367	7,892

Contingencies – Note 10

Series D convertible preferred stock- $0.001 par value; 0 shares authorized, 0 shares issued and outstanding at April 30, 2022 and October 31, 2021.	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding at April 30, 2022 and October 31, 2021.	-	-
Common stock - $0.001 par value; 170,000,000 shares authorized, 1,820,480 shares issued and outstanding at April 30, 2022 and October 31, 2021.	2	2
Additional paid-in capital	466,554	467,486
Accumulated deficit	(431,405)	(428,600)
Total stockholders’ equity	35,151	38,888
Total liabilities and stockholders’ equity	$37,518	$46,780

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021

Revenue	$250	$1,375	$250	$2,990

Operating expenses:
Research and development expenses	1,484	4,344	3,138	6,914
General and administrative expenses	1,768	3,352	4,278	6,360
Total operating expenses	3,252	7,696	7,416	13,274

Loss from operations	(3,002)	(6,321)	(7,166)	(10,284)

Other income (expense):
Interest income, net	6	2	7	3
Net changes in fair value of derivative liabilities	607	995	4,409	968
Other income (expense)	(1)	217	(5)	229
Net loss before income taxes	(2,390)	(5,107)	(2,755)	(9,084)

Income tax expense	50	-	50	-

Net loss	$(2,440)	$(5,107)	$(2,805)	$(9,084)
Accretion of discount and redemption feature of convertible preferred stock	(1,025)	-	(1,025)	-
Income available to common stockholders	(3,465)	(5,107)	(3,830)	(9,084)

Net loss per common share, basic and diluted	$(1.90)	$(3.32)	$(2.10)	$(6.49)

Weighted average number of common shares outstanding	1,820,480	1,539,313	1,820,480	1,398,692

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended April 30,
	2022	2021

OPERATING ACTIVITIES
Net loss	$(2,805)	$(9,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	49	451
Gain on change in value of warrants	(4,366)	(968)
Gain on change in value of preferred stock redemption liability	(43)	-
Loss on disposal of property and equipment	-	1,530
Abandonment of intangible assets	129	69
Depreciation expense	34	316
Amortization expense of intangible assets	140	135
Amortization of right-of-use asset	14	327
Net gain on write-off of right-of-use asset and lease liability	-	(116)
Change in operating assets and liabilities:
Accounts receivable	-	(1,375)
Prepaid expenses, other current assets and deferred expenses	(449)	45
Other assets	-	182
Accounts payable and accrued expenses	(1,146)	1,142
Deferred revenue	-	(165)
Operating lease liabilities	(13)	(1,389)
Net cash used in operating activities	(8,456)	(8,900)

INVESTING ACTIVITIES
Proceeds from disposal of property and equipment	-	214
Cost of intangible assets	(135)	(268)
Net cash used in investing activities	(135)	(54)

FINANCING ACTIVITIES
Net proceeds of issuance of Series D preferred stock	4,312	-
Net proceeds of issuance of common stock and warrants	-	28,115
Redemption of Series D preferred stock	(5,250)	-
Warrant exercises	-	3,771
Net cash (used in) provided by financing activities	(938)	31,886

Net increase in cash and cash equivalents	(9,529)	22,932
Cash and cash equivalents at beginning of year	41,614	25,178
Cash and cash equivalents at end of year	$32,085	$48,110

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for taxes	$50	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH AND FINANCING ACTIVITIES
Reclassification of preferred stock redemption liability into equity upon redemption of preferred stock	44	-
Accretion of discount and redemption feature of convertible preferred stock	1,025	-

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

COVID-19

On March 11, 2020, the World Health Organization characterized the outbreak of the novel coronavirus (“COVID-19”) as a global pandemic and recommended containment and mitigation measures. Since then, extraordinary actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world. These actions include travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. The continued impact of the COVID-19 pandemic cannot be predicted at this time.

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

As of April 30, 2022, the Company had approximately $32.1 million in cash and cash equivalents. Although the Company expects to have sufficient capital to fund its obligations, as they become due, in the ordinary course of business until at least one year from the issuance of these consolidated financial statements, the actual amount of cash that it will need to operate is subject to many factors.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation/Estimates

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and the accompanying unaudited interim condensed consolidated balance sheet as of April 30, 2022 has been derived from the Company’s October 31, 2021 audited financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements furnished include all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented.

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

Restricted Cash

On January 31, 2022, the Company transferred $5,250,000 into an escrow fund to fund a potential Series D preferred stock redemption. On April 6, 2022, the Series D convertible preferred stock was redeemed utilizing the entire amount held in the escrow fund.

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

	As of April 30,
	2022	2021
Warrants	377,818	377,818
Stock options	11,101	12,892
Total	388,919	390,710

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

Reverse Stock Split

On March 31, 2022, the Company’s stockholders voted to approve an amendment to allow the Company to execute a reverse stock split of common stock within a range of 1 for 20 to 1 for 80, without reducing the authorized number of shares of the common stock, at the discretion of the Board of Directors. On June 3, 2022, the Board of Directors approved a 1 for 80 reverse stock split, which became effective on June 6, 2022. All references in this Report to number of shares, price per share and weighted average number of shares of common stock outstanding prior to this reverse stock split have been adjusted to reflect the reverse stock split on a retroactive basis, unless otherwise noted.

3. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	April 30, 2022	October 31, 2021
Laboratory equipment	$179	$179
Computer equipment	241	241
Total property and equipment	420	420
Accumulated depreciation and amortization	(336)	(302)
Net property and equipment	$84	$118

Depreciation expense for the three months ended April 30, 2022 and 2021 was approximately $16,000 and $124,000, respectively. Depreciation expense for the six months ended April 30, 2022 and 2021 was approximately $34,000 and $316,000, respectively. During the six months ended April 30, 2021, the Company incurred a loss on disposal of equipment of approximately $1,530,000, $968,000 of which is reflected in the research and development expenses and $562,000 of which is reflected in the general and administrative expenses in the condensed consolidated statement of operations.

4. INTANGIBLE ASSETS

Intangible assets, net consisted of the following (in thousands):

	April 30, 2022	October 31, 2021

Patents	$4,812	$4,836
Licenses	777	777
Software	98	98
Total intangibles	5,687	5,711
Accumulated amortization	(2,467)	(2,357)
Intangible assets	$3,220	$3,354

The expiration dates of the existing patents range from 2021 to 2039 but the expiration dates can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to further pursue the application. Patent applications having a net book value of approximately $26,000 and $69,000 were abandoned and were charged to general and administrative expenses in the condensed consolidated statement of operations for the three months ended April 30, 2022 and 2021, respectively. Patent applications having a net book value of approximately $129,000 and $69,000 were abandoned and were charged to general and administrative expenses in the condensed consolidated statement of operations for the six months ended April 30, 2022 and 2021, respectively. Amortization expense for intangible assets that was charged to general and administrative expense in the condensed consolidated statement of operations aggregated approximately $70,000 and $68,000 for the three months ended April 30, 2022 and 2021, respectively. Amortization expense for intangible assets that was charged to general and administrative expense in the condensed consolidated statement of operations aggregated approximately $140,000 and $135,000 for the six months ended April 30, 2022 and 2021, respectively.

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

As of April 30, 2022, the estimated amortization expense by fiscal year based on the current carrying value of intangible assets is as follows (in thousands):

Fiscal year ending October 31,

2022 (Remaining)	$139
2023	278
2024	278
2025	278
2026	278
Thereafter	1,969
Total	$3,220

5. ACCRUED EXPENSES:

The following table summarizes accrued expenses included in the condensed consolidated balance sheets (in thousands):

	April 30, 2022	October 31, 2021

Salaries and other compensation	$74	$55
Vendors	1,028	1,968
Professional fees	436	613
Other	200	200
Total accrued expenses	$1,738	$2,836

6. LEASES

Operating Leases

The Company previously leased a corporate office and manufacturing facility in Princeton, New Jersey under an operating lease that was set to expire in November 2025. On March 26, 2021, the Company entered into a Lease Termination and Surrender Agreement with respect to this lease agreement. The Lease Termination and Surrender Agreement provides for the early termination of the lease, which became effective on March 31, 2021. In connection with the early termination of the lease, the Company was required to pay a $1,000,000 termination payment. The unapplied security deposit totaling approximately $182,000 was credited against the termination fee for a net payment of approximately $818,000. The Company wrote off of the remaining right-of-use asset of approximately $4,512,000 and lease liability of approximately $5,628,000. After consideration of the termination payment and write off of the remaining right-of-use asset and lease liability, the Company recorded a net gain of approximately $116,000.

On March 25, 2021, the Company entered into a new one-year lease agreement for its corporate office/lab with base rent of approximately $29,000 per year, plus other expenses. This lease was accounted for as a short-term lease at inception, and the Company elected not to recognize a right-of-use asset and lease liability. In September 2021, the Company exercised its option to renew the lease, extending the lease term until March 25, 2023. Since the renewed lease term exceeded one-year, the lease no longer qualified for the short-term lease exception, resulting in the recognition of a right-of-use asset and operating lease liability of approximately $43,000.

Supplemental balance sheet information related to leases was as follows (in thousands):

	April 30, 2022	October 31, 2021
Operating leases:
Operating lease right-of-use assets	$26	$40

Operating lease liability	$27	$28
Operating lease liability, net of current portion	-	12
Total operating lease liabilities	$27	$40

Supplemental lease expense related to leases was as follows (in thousands):

Lease Cost (in thousands)	Statements of Operations Classification	For the Three Months Ended April 30, 2022	For the Six Months Ended April 30, 2022
Operating lease cost	General and administrative	$7	$15
Variable lease cost	General and administrative	10	19
Total lease expense		$17	$34

Supplemental lease expense related to leases was as follows (in thousands):

Lease Cost (in thousands)	Statements of Operations Classification	For the Three Months Ended April 30, 2021	For the Six Months Ended April 30, 2021
Operating lease cost	General and administrative	$1,011	$1,301
Short-term lease cost	General and administrative	16	16
Variable lease cost	General and administrative	61	159
Total lease expense		$1,088	$1,476

Other information related to leases where the Company is the lessee is as follows:

	April 30, 2022	October 31, 2021
Weighted-average remaining lease term	0.9 years	1.4 years
Weighted-average discount rate	3.79%	3.79%

Supplemental cash flow information related to operating leases was as follows:

	For the Six Months Ended April 30, 2022	For the Six Months Ended April 30, 2021
Cash paid for operating lease liabilities	$14	$1,363

Future minimum lease payments under non-cancellable leases as of April 30, 2022 were as follows:

Fiscal Year ending October 31,
2022 (Remaining)	$15
2023	13
Total minimum lease payments	28
Less: Imputed interest	(1)
Total	$27

7. COMMON STOCK PURCHASE WARRANTS AND WARRANT LIABILITY

Warrants

As of April 30, 2022 and October 31, 2021, there were outstanding and exercisable warrants to purchase 377,818 shares of our common stock with exercise prices ranging from $20.00 to $224.00 per share. Information on the outstanding warrants is as follows:

Exercise Price	Number of Shares Underlying Warrants	Expiration Date	Type of Financing
$20.00	879	July 2024	September 2018 Public Offering
$224.00	4,092	September 2024	July 2019 Public Offering
$28.00	57,230	November 2025	November 2020 Public Offering
$56.00	140,552	April 2026	April 2021 Registered Direct Offering (Accompanying Warrants)
$56.00	175,065	5 years after the date such warrants become exercisable, if ever	April 2021 Private Placement (Private Placement Warrants)
Grand Total	377,818

As of April 30, 2022 and October 31, 2021, the Company had 201,874 of its total 377,818 outstanding warrants classified as equity (equity warrants).

Warrant Liability

As of April 30, 2022 and October 31, 2021, the Company had 175,944 of its total 377,818 outstanding warrants from an April 2021 private offering of common stock and warrants (the “April 2021 Private Placement”) and a September 2018 public offering of common stock and warrants (the “September 2018 Public Offering”) classified as liabilities (liability warrants).

The warrants issued in the April 2021 Private Placement will become exercisable only on such day, if ever, that is 14 days after the Company files an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock, $0.001 par value per share from 170,000,000 shares to 300,000,000 shares. These warrants expire five years after the date they become exercisable. As of April 30, 2022, the Company did not have sufficient authorized common stock to allow for the issuance of common stock underlying these warrants. The Company did not receive stockholder authorization to increase the authorized shares from 170,000,000 to 300,000,000 shares at the stockholder’s meeting commenced on June 3, 2021. The Company was subsequently required to file a proxy to seek an increase in the number of authorized shares and did not file such a proxy but rather elected to seek a reverse stock split to, among other things, increase the shares available. Accordingly, based on certain indemnification provisions of the securities purchase agreement, the Company concluded that liability classification is warranted. The Company utilized the Black Scholes model to calculate the fair value of these warrants at issuance and at each subsequent reporting date.

In measuring the warrant liability for the warrants issued in the April 2021 Private Placement at April 30, 2022 and October 31, 2021, the Company used the following inputs in its Black Scholes model:

	April 30, 2022	October 31, 2021
Exercise Price	$56.00	$56.00
Stock Price	$6.56	$38.80
Expected Term	5.00 years	5.00 years
Volatility %	110%	106%
Risk Free Rate	2.92%	1.18%

The September 2018 Public Offering warrants contain a down round feature, except for exempt issuances as defined in the warrant agreement, in which the exercise price would immediately be reduced to match a dilutive issuance of common stock, options, convertible securities and changes in option price or rate of conversion. As of April 30, 2022, the down round feature was triggered four times and the exercise price of the warrants were reduced from $1,800.00 to $20.00. The warrants require liability classification as the warrant agreement requires the Company to maintain an effective registration statement and does not specify any circumstances under which settlement in other than cash would be permitted or required. As a result, net cash settlement is assumed and liability classification is warranted. For these liability warrants, the Company utilized the Monte Carlo simulation model to calculate the fair value of these warrants at issuance and at each subsequent reporting date.

In measuring the warrant liability for the September 2018 Public Offering warrants at April 30, 2022 and October 31, 2021, the Company used the following inputs in its Monte Carlo simulation model:

	April 30, 2022	October 31, 2021
Exercise Price	$20.00	$24.00
Stock Price	$6.56	$38.80
Expected Term	2.37 years	2.87 years
Volatility %	109%	123%
Risk Free Rate	2.79%	0.77%

At April 30, 2022 and October 31, 2021, the fair value of the warrant liability was approximately $563,000 and $4,929,000, respectively. For the three months ended April 30, 2022 and 2021, the Company reported income of approximately $564,000 and $995,000, respectively, due to changes in the fair value of the warrant liability. For the six months ended April 30, 2022 and 2021, the Company reported income of approximately $4,366,000 and $968,000, respectively, due to changes in the fair value of the warrant liability.

8. COMMITMENTS AND CONTINGENCIES

Atachbarian

On November 15, 2021, a purported stockholder of the Company commenced an action against the Company and certain of its directors in the U.S. District Court for the District of New Jersey, entitled Atachbarian v. Advaxis, Inc., et al., No. 3:21-cv-20006. The plaintiff alleges that the defendants breached their fiduciary duties and violated Section 14(a) and Rule 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder by allegedly failing to disclose certain matters in its Registration Statement on Form S-4 (Commission File No. 333-259065 (the “Registration Statement”) filed in connection with a proposed merger with Biosight Ltd. (the “Previously Proposed Merger”). On December 15, 2021, pursuant to an understanding reached with the plaintiff, the Company made certain other additional disclosures that mooted the demands asserted in the complaint. On December 17, 2021, the plaintiff filed a notice of voluntary dismissal with prejudice. On February 7, 2022, the Company and the plaintiff reached a settlement agreement, which is recorded in general and administrative expenses in the condensed consolidated statement of operations.

Purported Stockholder Claims Related to Biosight Transaction

Between September 16, 2021, and November 4, 2021, the Company received demand letters on behalf of six purported stockholders of the Company, alleging that the Company failed to disclose certain matters in the Registration Statement, and demanding that the Company disclose such information in a supplemental disclosure filed with the SEC. On October 14, 2021, the Company filed an amendment to the Registration Statement and on November 8, 2021, the Company made certain other additional disclosures that mooted the demands asserted in the above-referenced letters. The six plaintiffs have made settlement demands and the plaintiffs and the company have reached settlements in principle to resolve all six demands, which is recorded in general and administrative expenses in the condensed consolidated statement of operations.

In addition, the Company received certain additional demands from stockholders asserting that the proxy materials filed by the Company in connection with the Previously Proposed Merger contained alleged material misstatements and/or omissions. Certain stockholders also demanded books and records of the Company pursuant to Delaware law. In response to these demands, the Company agreed to make, and did make, certain supplemental disclosures to the proxy materials. The stockholder has made a settlement demand. At this time, the Company is unable to predict the likelihood of an unfavorable outcome.

Purported Stockholder Claims Related to Series D Convertible Preferred Stock Offering

On February 17, 2022, the Company received a letter on behalf of a purported stockholder of the Company, demanding certain books and records pursuant to Delaware law regarding the proposed issuance of super voting preferred stock. The Company agreed to provide certain books and records to the stockholder and agreed to make, and did make, a supplemental disclosure to the proxy materials. The stockholder has made a settlement demand. At this time, the Company is unable to predict the likelihood of an unfavorable outcome.

9. TEMPORARY EQUITY

Series D Convertible Preferred Stock Offering

On January 31, 2022, the Company consummated an offering with certain institutional investors for the private placement of 1,000,000 shares of Series D convertible redeemable preferred stock (the “Series D Preferred Stock”). The shares, which have since been redeemed in accordance with their terms as described below, and are thus no longer outstanding as of April 30, 2022, had an aggregate stated value of $5,000,000. Each share of the Series D preferred stock had a purchase price of $4.75, representing an original issue discount of 5% of the stated value. The shares of Series D Preferred Stock were convertible into shares of the Company’s common stock, upon the occurrence of certain events, at a conversion price of $20.00 per share. The conversion, at the option of the stockholder, could occur at any time following the receipt of the stockholders’ approval for a reverse stock split. The Company was permitted to compel conversion of the Series D Preferred Stock after the fulfillment of certain conditions and subject to certain limitations. The Series D Preferred Stock also had a liquidation preference over the shares of common stock, and could be redeemed by the investors, in accordance with certain terms, for a redemption price equal to 105% of the stated value, or in certain circumstances, 110% of the stated value. Total net proceeds from the offering, after deducting the financial advisor’s fees and other estimated offering expenses, were approximately $4.3 million.

Since the Series D preferred stock had a redemption feature at the option of the holder, it was classified as temporary equity. At the January 31, 2022 issuance date, the Series D preferred stock was recorded on the balance sheet at approximately $4,225,000, which is the $4,312,000 net proceeds less the $87,000 value of the bifurcated preferred stock redemption liability (see below).

On April 6, 2022, the holders of all 1,000,000 outstanding shares of the Series D Preferred Stock exercised their right to cause the Company to redeem all of such shares at a price per share equal to 105% of the stated value per share of $5.00, and such shares were redeemed accordingly. The $1,025,000 accretion of the Series D convertible preferred stock to its redemption value was recorded as a reduction in additional paid-in capital (see Note 10).

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

In measuring the preferred stock redemption liability at April 6, 2021 (redemption date) and January 31, 2022 (issuance date), the Company used the following inputs in its binomial model:

	April 6, 2022	January 31, 2022
Exercise Price	$20.00	$20.00
Stock Price	$9.04	$10.88
Volatility %	96%	105%
Risk Free Rate	1.25%	1.00%

At April 6, 2022 and January 31, 2022, the fair value of the preferred stock redemption liability was approximately $44,000 and $87,000, respectively. On April 6, 2022, the Series D convertible preferred stock was redeemed, and the $44,000 preferred stock redemption liability was reclassified into other paid-in capital (see Note 10). For the three months ended April 30, 2022, the Company reported income of approximately $44,000 due to a change in the fair value of the preferred stock redemption liability.

10. STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the six months ended April 30, 2022 and 2021 is presented below (in thousands, except share data):

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at November 1, 2020	-	$-	975,925	$2	$440,916	$(410,738)	$30,180
Stock-based compensation	-	-	-	-	236	-	236
Advaxis public offerings, net of offering costs	-	-	383,333	-	8,550	-	8,550
Warrant exercises	-	-	92,375	-	2,586	-	2,586
Net loss	-	-	-	-	-	(3,977)	(3,977)
Balance at January 31, 2021	-	$-	1,451,633	$2	$452,288	$(414,715)	$37,575
Stock-based compensation	-	-	69	-	215	-	215
Stock option exercises	-	-	4	-	-	-	-
Advaxis public offerings, net of offering costs	-	-	230,794	-	13,683	-	13,683
Warrant exercises	-	-	137,968	-	1,185	-	1,185
Issuance of shares to employees under ESPP Plan	-	-	12	-	-	-	-
Net loss	-	-	-	-	-	(5,107)	(5,107)
Balance at April 30, 2021	-	$-	1,820,480	$2	$467,371	$(419,822)	$47,551

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at November 1, 2021	-	$-	1,820,480	$2	$467,486	$(428,600)	$38,888

Stock-based compensation	-	-	-	-	26	-	26
Net loss	-	-	-	-	-	(365)	(365)
Balance at January 31, 2022	-	$-	1,820,480	$2	$467,512	$(428,965)	$38,549
Stock-based compensation	-	-	-	-	23	-	23
Accretion of discount and redemption feature of convertible preferred stock	-	-	-	-	(1,025)	-	(1,025)
Convertible preferred stock redemption	-	-	-	-	44	-	44
Net loss	-	-	-	-	-	(2,440)	(2,440)
Balance at April 30, 2022	-	$-	1,820,480	$2	$466,554	$(431,405)	$35,151

11. SHARE BASED COMPENSATION

The following table summarizes share-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
Research and development	$11	$56	$24	$113
General and administrative	12	159	25	338
Total	$23	$215	$49	$451

Stock Options

A summary of changes in the stock option plan for the six months ended April 30, 2022 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value (in thousands)
Outstanding as of October 31, 2021	11,174	$1,545.60	7.80	$27
Cancelled or expired	(73)	22,200.00
Outstanding as of April 30, 2022	11,101	$1,408.80	7.31	$-
Vested and exercisable at April 30, 2022	6,058	$2,544.00	6.64	$-

The following table summarizes information about the outstanding and exercisable options at April 30, 2022:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Exercise	Number	Remaining	Exercise	Number	Remaining	Exercise
Price Range	Outstanding	Contractual	Price	Exercisable	Contractual	Price
$24.00-$80.00	8,407	8.05	$43.20	3,375	7.95	$40.00
$80.01-$800.00	692	6.56	$597.60	681	6.55	$604.80
$800.01-$8,000.00	1,130	5.73	$2,321.60	1,130	5.73	$2,321.60
$8,000.01-$20,664.00	872	2.83	$14,040.80	872	2.83	$14,040.80

As of April 30, 2022, there was approximately $101,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 1.16 years.

Potential Acceleration of Stock Options

In the event of a merger transaction, similar to the Previously Proposed Merger Agreement, all of the Chief Executive Officer’s 625 unvested stock options as of April 30, 2022, pursuant to his employment agreement, would accelerate.

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

During the three months ended January 31, 2021, the Company received an aggregate of $1,615,000 from OS Therapies upon achievement of the funding milestone set forth in the license agreement and recorded $1,615,000 in revenue. The Company therefore transferred, and OST took full ownership of, the IND application for ADXS31-164 in its entirety along with agreements and promises contained therein, as well as all obligations associated with this IND or any HER2 product/program development.

During the three months ended April 30, 2021, the Company achieved the second milestone set forth in the license agreement for evaluation in the treatment of osteosarcoma in humans and recorded $1,375,000 in revenue. The Company received the amount due from OS Therapies of $1,375,000 in May 2021.

Global BioPharma Inc.

On December 9, 2013, the Company entered into an exclusive licensing agreement for the development and commercialization of axalimogene filolisbac with Global BioPharma, Inc. (“GBP”), a Taiwanese based biotech company funded by a group of investors led by Taiwan Biotech Co., Ltd (TBC). During the six months ended April 30, 2022, the Company recorded $250,000 in revenue for the annual license fee renewal. Since Advaxis has no significant obligation to perform after the license transfer and has provided GBP with the right to use its intellectual property, performance is satisfied when the license renews.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of April 30, 2022 and October 31, 2021 (in thousands):

Fair value measured at April 30, 2022
	Level 1	Level 2	Level 3	Total
Financial assets at fair value:
Cash equivalents (money market funds)	$17,156	$-	$-	$17,156
Total Financial Assets at Fair Value	$17,156	$-	$-	$17,156

Financial liabilities at fair value:
Common stock warrant liability, warrants exercisable at $20.00 through September 2024	$-	$-	$4	$4
Common stock warrant liability, warrants exercisable at $56.00 through 5 years after the date such warrants become exercisable, if ever (Private Placement Warrants)	-	-	559	559
Total financial liabilities at fair value	$-	$-	$563	$563

Fair value measured at October 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets at fair value:
Cash equivalents (money market funds)	$17,153	$-	$-	$17,153
Total Financial Assets at Fair Value	$17,153	$-	$-	$17,153

Financial liabilities at fair value:
Common stock warrant liability, warrants exercisable at $24.00 through September 2024	$-	$-	$27	$27
Common stock warrant liability, warrants exercisable at $56.00 through 5 years after the date such warrants become exercisable, if ever (Private Placement Warrants)	-	-	4,902	4,902
Total financial liabilities at fair value	$-	$-	$4,929	$4,929

The following table presents changes in Level 3 liabilities measured at fair value (in thousands) for the six months ended April 30 2022. Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

	Preferred Stock Redemption Liability	Warrant Liabilities	Total
Fair value at October 31, 2021	$-	$4,929	$4,929
Additions	87	-	87
Change in fair value	(43)	(4,366)	(4,409)
Redemption	(44)	-	(44)
Fair value at April 30, 2022	$-	$563	$563

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

Results of Operations for the Three Months Ended April 30, 2022 and 2021

Revenue

Revenue was $250,000 for the three months ended April 30, 2022 compared to $1,375,000 for the three months ended April 30, 2021. In the current period, we received the annual licensing fee from GBP. In the prior period, we recognized royalty payments from OST.

Research and Development Expenses

We invest in research and development to advance our Lm technology through our pre-clinical and clinical development programs. Research and development expenses for the three months ended April 30, 2022 and April 30, 2021 were categorized as follows (in thousands):

	Three Months Ended April 30,		Increase (Decrease)
	2022	2021	$	%

Hotspot/Off-the-Shelf therapies	$805	$786	$19	2%
Prostate cancer	-	52	(52)	(100)%
HPV-associated cancers	125	914	(789)	(86)%
Personalized neoantigen-directed therapies	8	260	(252)	(97)%
Other expenses	546	2,332	(1,786)	(77)%
Total research & development expense	$1,484	$4,344	$(2,860)	(66)%

Stock-based compensation expense included in research and development expense	$11	$56	$(45)	(80)%

Hotspot/Off-the-Shelf Therapies (ADXS-HOT)

Research and development costs associated with our hotspot mutation-based therapy for the three months ended April 30, 2022 increased approximately 2% to $805,000 compared to the same period in 2021. The increase is not material.

Prostate Cancer (ADXS-PSA)

Research and development costs associated with our prostate cancer therapy for the three months ended April 30, 2022 decreased 100% to $0 compared to the same period in 2021. The study has been completed and we do not anticipate that we will continue to incur significant costs associated with the wind down of the study.

HPV-Associated Cancers (AXAL)

The majority of the HPV-associated research and development costs include clinical trial and other related costs associated with our AXAL programs in cervical and head and neck cancers. HPV-associated costs for the three months ended April 30, 2022 decreased approximately $789,000, or 86%, compared to the same period in 2021. The decrease is attributable to wind down costs associated with the closure of our Phase 3 AIM2CERV study in high-risk locally advanced cervical cancer. We do not anticipate that we will continue to incur significant costs associated with the wind down of our Phase 3 AIM2CERV study.

Personalized Neoantigen-Directed Therapies (ADXS-NEO)

Research and development costs associated with personalized neoantigen-directed therapies for the three months ended April 30, 2022 decreased approximately $252,000, or 97%, compared to the same period in 2021. The study has been completed and we do not anticipate that we will continue to incur significant costs associated with the wind down of the study.

Other Expenses

Other expenses include salary and benefit costs, stock-based compensation expense, professional fees, laboratory costs and other internal and external costs associated with our research & development activities. Other expenses for the three months ended April 30, 2022 decreased approximately $1,786,000, or 77%, compared to the same period in 2021. The decrease is attributable to (1) prior period losses on disposal of property and equipment in connection with the termination of our office lease at our former location, (2) decrease in personnel costs due to decreases in headcount, stock compensation and bonus accruals, and (3) decrease in depreciation expense.

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs and stock-based compensation expense for employees included in our finance, legal and administrative organizations, outside legal and professional services, and facilities costs. General and administrative expenses for the three months ended April 30, 2022 and April 30, 2021 were as follows (in thousands):

	Three Months Ended April 30,		Increase (Decrease)
	2022	2021	$	%

General and administrative expense	$1,768	$3,352	$(1,584)	(47)%

Stock-based compensation expense included in general and administrative expense	$12	$159	$(147)	(92)%

General and administrative expenses for the three months ended April 30, 2022 decreased approximately $1,584,000, or 47%, compared to the same period in 2021. This decrease primarily relates to (1) prior period losses on disposal of property and equipment in connection with the termination of our office lease at our former location, (2) prior period sublicense fees paid to the University of Pennsylvania for the OST milestones reached, (3) prior period amounts paid in settlement of a shareholder demand letter, (4) decrease in personnel costs due to decreases in stock compensation and bonus accruals, (5) decrease in consulting fees, and (6) decreases in rent, utilities and depreciation due to the termination of our office lease at our former location.

Changes in Fair Values

For the three months ended April 30, 2022, we recorded non-cash income from changes in the fair value of derivative liabilities of approximately $607,000. The decrease in the derivative liabilities is attributable to a decrease in our share price from $10.88 at January 31, 2022 to $6.56 at April 30, 2022.

For the three months ended April 30, 2021, we recorded non-cash income from changes in the fair value of derivative liabilities of approximately $995,000. The decrease in the derivative liabilities resulted from the issuance of Private Placement Offering warrants on April 14, 2021. The Private Placement Offering warrants had a decrease in fair value of approximately $980,000 from April 14, 2021 to April 30, 2021 due to a decrease in our share price from $45.36 at April 14, 2021 to $39.12 at April 30, 2021.

Results of Operations for the Six Months Ended April 30, 2022 and 2021

Revenue

Revenue was $250,000 for the six months ended April 30, 2022 compared to $2,990,000 for the six months ended April 30, 2021. In the current period, we received the annual licensing fee from GBP. In the prior period, we recognized royalty payments from OST.

Research and Development Expenses

We invest in research and development to advance our Lm technology through our pre-clinical and clinical development programs. Research and development expenses for the six months ended April 30, 2022 and April 30, 2021 were categorized as follows (in thousands):

	Six Months Ended April 30,		Increase (Decrease)
	2022	2021	$	%

Hotspot/Off-the-Shelf therapies	$1,805	$1,986	$(181)	(9)%
Prostate cancer	54	95	(41)	(43)%
HPV-associated cancers	85	1,445	(1,360)	(94)%
Personalized neoantigen-directed therapies	8	392	(384)	(98)%
Other expenses	1,186	2,996	(1,810)	(60)%
Total research & development expense	$3,138	$6,914	$(3,776)	(55)%

Stock-based compensation expense included in research and development expense	$24	$113	$(89)	(79)%

Hotspot/Off-the-Shelf Therapies (ADXS-HOT)

Research and development costs associated with our hotspot mutation-based therapy for the six months ended April 30, 2022 decreased approximately 9% to $1,805,000 compared to the same period in 2021. The decrease is attributable to a slowdown in patient enrollment in the HOT-503 study.

Prostate Cancer (ADXS-PSA)

Research and development costs associated with our prostate cancer therapy for the six months ended April 30, 2022 decreased approximately $41,000, or 43%, compared to the same period in 2021. The study has been completed and we do not anticipate that we will continue to incur significant costs associated with the wind down of the study.

HPV-Associated Cancers (AXAL)

The majority of the HPV-associated research and development costs include clinical trial and other related costs associated with our AXAL programs in cervical and head and neck cancers. HPV-associated costs for the six months ended April 30, 2022 decreased approximately $1,360,000, or 94%, compared to the same period in 2021. The decrease is attributable to wind down costs associated with the closure of our Phase 3 AIM2CERV study in high-risk locally advanced cervical cancer. We do not anticipate that we will continue to incur significant costs associated with the wind down of our Phase 3 AIM2CERV study.

Personalized Neoantigen-Directed Therapies (ADXS-NEO)

Research and development costs associated with personalized neoantigen-directed therapies for the six months ended April 30, 2022 decreased approximately $384,000, or 98%, compared to the same period in 2021. The study has been completed and we do not anticipate that we will continue to incur significant costs associated with the wind down of the study.

Other Expenses

Other expenses include salary and benefit costs, stock-based compensation expense, professional fees, laboratory costs and other internal and external costs associated with our research & development activities. Other expenses for the six months ended April 30, 2022 decreased approximately $1,810,000, or 60%, compared to the same period in 2021. The decrease is attributable to (1) prior period losses on disposal of property and equipment in connection with the termination of our office lease at our former location, (2) decrease in personnel costs due to decreases in headcount, stock compensation and bonus accruals, and (3) decrease in depreciation expense.

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs and stock-based compensation expense for employees included in our finance, legal and administrative organizations, outside legal and professional services, and facilities costs. General and administrative expenses for the six months ended April 30, 2022 and April 30, 2021 were as follows (in thousands):

	Six Months Ended April 30,		Increase (Decrease)
	2022	2021	$	%

General and administrative expense	$4,278	$6,360	$(2,082)	(33)%

Stock-based compensation expense included in general and administrative expense	$25	$338	$(313)	(93)%

General and administrative expenses for the six months ended April 30, 2022 decreased approximately $2,082,000, or 33%, compared to the same period in 2021. This decrease primarily relates to (1) prior period losses on disposal of property and equipment in connection with the termination of our office lease at our former location, (2) prior period sublicense fees paid to the University of Pennsylvania for the OST milestones reached, (3) prior period amounts paid in settlement of a shareholder demand letter, (4) decrease in personnel costs due to decreases in stock compensation and bonus accruals, and (5) decreases in rent, utilities and depreciation due to the termination of our office lease at our former location. These decreases were partially offset by an increase in proxy solicitation fees related to the Previously Proposed Merger and the reverse stock split.

Changes in Fair Values

For the six months ended April 30, 2022, we recorded non-cash income from changes in the fair value of derivative liabilities of approximately $4,409,000. The decrease in the derivative liabilities was attributable to a decrease in our share price from $38.80 at October 31, 2021 to $6.56 at April 30, 2022.

For the six months ended April 30, 2021, we recorded non-cash income from changes in the fair value of derivative liabilities of approximately $968,000. The decrease in the derivative liabilities resulted from the issuance of Private Placement Offering warrants on April 14, 2021. The Private Placement Offering warrants had a decrease in fair value of approximately $980,000 from April 14, 2021 to April 30, 2021 due to a decrease in our share price from $45.36 at April 14, 2021 to $39.12 at April 30, 2021.

Liquidity and Capital Resources

Management’s Plans

Similar to other development stage biotechnology companies, our products that are being developed have not generated significant revenue. As a result, we have historically suffered recurring losses and we have required significant cash resources to execute our business plans. These losses are expected to continue for the foreseeable future.

Historically, the Company’s major sources of cash have comprised proceeds from various public and private offerings of its securities (including common stock), debt financings, clinical collaborations, option and warrant exercises, income earned on investments and grants, and interest income. From October 2013 through April 30, 2022, the Company raised approximately $339.4 million in gross proceeds from various public and private offerings of our common stock. The Company has sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future. As of April 30, 2022 and October 31, 2021, the Company had an accumulated deficit of approximately $431.4 million and $428.6 million, respectively, and stockholders’ equity of approximately $35.2 million and $38.9 million, respectively.

The COVID-19 pandemic has negatively affected the global economy and created significant volatility and disruption of financial markets. An extended period of economic disruption could negatively affect the Company’s business, financial condition, and access to sources of liquidity. As of April 30, 2022, the Company had approximately $32.1 million in cash and cash equivalents. The actual amount of cash that the Company will need to continue operating is subject to many factors.

The Company recognizes that it will need to raise additional capital in order to continue to execute its business plan in the future. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain financing on terms acceptable to it or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to further scale back its operations. The Company believes it has sufficient capital to fund its obligations, as they become due, in the ordinary course of business into the second fiscal quarter of 2024. The Company based this estimate on assumptions that may prove to be incorrect, and we could use available capital resources sooner than currently expected.

Cash Flows

Operating Activities

Net cash used in operating activities includes spending associated with our clinical trial programs and general and administrative activities. Net cash used in operating activities was approximately $8,456,000 for the six months ended April 30, 2022 compared to $8,900,000 for the six months ended April 30, 2021. The variance is due to fluctuations in cash collected from revenue generated, as well as timing of disbursements relating to accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities was approximately $135,000 for six months ended April 30, 2022 compared to $54,000 for the six months ended April 30, 2021. The increase is the result of proceeds on a prior period disposal of property and equipment partially offset by reductions in purchases for intangible assets.

Financing Activities

Net cash used in financing activities was approximately $938,000 for the six months ended April 30, 2022 compared to net cash provided by financing activities of $31,886,000 for the six months ended April 30, 2021. On January 31, 2022, the Company closed on an offering with certain institutional investors for the private placement of 1,000,000 shares of Series D Preferred Stock. The shares sold had an aggregate stated value of $5,000,000. Each share of the Series D Preferred Stock was sold for a purchase price of $4.75, representing an original issue discount of 5% of the stated value. Total net proceeds from the offering, after deducting the financial advisor’s fees and other estimated offering expenses, were approximately $4.3 million. The Series D preferred stock also had a liquidation preference over the shares of common stock, and could be redeemed by the investors, in accordance with certain terms, for a redemption price equal to 105% of the stated value, or in certain circumstances, 110% of the stated value. On April 6, 2022, the holders of all 1,000,000 outstanding shares of the Series D Preferred Stock exercised their right to cause the Company to redeem all of such shares at a price per share equal to 105% of the stated value per share of $5.00, and such shares were redeemed accordingly.

In November 2020, the Company closed on a public offering of 383,333 shares of its common stock at a public offering price of $24.00 per share. After deducting the underwriting discounts and commissions and other offering expenses, the net proceeds from the offering were approximately $8.5 million. In addition, the Company also undertook a concurrent private placement of warrants to purchase up to 191,667 shares of common stock. The warrants have an exercise price per share of $28.00, are exercisable immediately and will expire five years from the date of issuance.

On April 12, 2021, the Company completed an offering of (i) 219,718 shares of common stock, (ii) 95,899 pre-funded warrants to purchase 95,899 shares of common stock and (iii) registered common share purchase warrants to purchase 140,552 shares of common stock with two healthcare focused, institutional investors. The Company also issued to the investors, in a concurrent private placement, unregistered common share purchase warrants to purchase 175,065 shares of the Company’s common stock. We received gross proceeds of approximately $20 million, before deducting the fees and expenses payable by us in connection with the offering.

During the six months ended April 30, 2021, warrant holders from the Company’s November 2020 and April 2021 offerings exercised 230,343 warrants in exchange for 230,343 shares of the Company’s common stock. Pursuant to these warrant exercises, the Company received aggregate proceeds of approximately $3.8 million.

Off-Balance Sheet Arrangements

As of April 30, 2022, we had no off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

Warrant Liabilities

We account for our warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for liability classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

Some of our warrants meet the criteria as liability classified derivative instruments and are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Warrant liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. Volatility in our common stock may result in significant changes in the value of the warrant liabilities and resulting gains and losses on our condensed consolidated statement of operations.

Recently Issued Accounting Standards Not Yet Effective or Adopted

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At April 30, 2022, we had approximately $32.1 million in cash and cash equivalents, which consisted primarily of bank deposits and money market funds. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. We use a combination of internal and external management to execute our investment strategy and achieve our investment objectives. We typically invest in highly-rated securities (such as money market funds), and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

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

Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2022, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is from time to time involved in legal proceedings in the ordinary course of our business. The Company does not believe that any of these claims or proceedings against us is likely to have, individually or in the aggregate, a material adverse effect on the financial condition or results of operations. For more information regarding legal proceedings involving the Company, please see Note 8 – Commitments and Contingencies to our condensed consolidated financial statements.

Item 1A. Risk Factors

We are not in compliance with the OTC continued listing requirements. If we are unable to comply with the continued listing requirements of the OTCQX, our common stock could be delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital.

On May 10, 2022, we were notified by the OTC Markets Group Inc., that our common stock closed below $0.10 for more than 30 consecutive calendar days and no longer meets the Standards for Continued Qualification for the OTCQX U.S. tier as per the OTCQX Rules for U.S. Companies section 3.2.b.1. If our bid price has not stayed at or above the $0.10 minimum for ten consecutive trading days by November 7, 2022, then our common stock will be moved from OTCQX to the OTC Pink market. If we do not regain compliance within the allotted compliance period, OTC will provide notice that our common stock will be subject to delisting.

We intend to monitor the closing bid price of our common stock and consider our available options to resolve the noncompliance with the bid price requirement. There can be no assurance that we will be able to regain compliance with the bid price requirement or will otherwise be in compliance with other OTCQX listing criteria. If our securities are delisted, it could be more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our securities could suffer a material decline. Delisting could also impair the liquidity of our common stock and could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in potential loss of confidence by investors, employees, and fewer business development opportunities.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, an ongoing military conflict between Russia and Ukraine, and record inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine, geopolitical tensions, or record inflation.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which has caused record inflation globally. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.

Although, to date, our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine, geopolitical tensions, or record inflation, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which the conflict in Ukraine, geopolitical tensions, or record inflation may impact our business. The extent and duration of the conflict in Ukraine, geopolitical tensions, record inflation and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in our 2021 Annual Report.

For additional risk factors, please see our 2021 Annual Report.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL INSTANCE DOCUMENT

101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

June 7, 2022

ADVAXIS, INC.

By:	/s/ Igor Gitelman
Name:	Igor Gitelman
Title:	Interim Chief Financial Officer and VP of Finance

By:	/s/ Kenneth Berlin
Name:	Kenneth Berlin
Title:	President and Chief Executive Officer

