Form 10-Q
period 2022-07-31
Advaxis, Inc.
filed 2022-09-13
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

None.

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of September 9, 2022 was 1,815,951.

CAUTIONARY NOTE REGARDING FORWARD LOOKING-STATEMENTS

This quarterly report on Form 10-Q (“Form 10-Q”) of Advaxis, Inc. (the “Company”) includes statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, these forward-looking statements can be identified by the use of such terms as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or the negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Form 10-Q and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned discovery and development of drug candidates, the strength and breadth of our intellectual property, our ongoing and planned preclinical studies and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, the degree of clinical utility of our product candidates, particularly in specific patient populations, expectations regarding clinical trial data, our results of operations, financial condition, our available cash, liquidity, prospects, growth and strategies, impacts of the ongoing coronavirus (“COVID-19”) pandemic, the ongoing conflict in the Ukraine, inflation and the Federal Reserve’s responses thereto, including increasing interest rates, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect our industry or us.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ADVAXIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 31, 2022	October 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,150	$41,614
Prepaid expenses and other current assets	1,667	1,643
Total current assets	29,817	43,257

Property and equipment (net of accumulated depreciation)	73	118
Intangible assets (net of accumulated amortization)	181	3,354
Operating right-of-use asset (net of accumulated amortization)	19	40
Other assets	11	11
Total assets	$30,101	$46,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90	$87
Accrued expenses	1,510	2,836
Current portion of operating lease liability	19	28
Common stock warrant liability	287	4,929
Total current liabilities	1,906	7,880

Operating lease liability, net of current portion	-	12
Total liabilities	1,906	7,892

Contingencies – Note 8

Series D convertible preferred stock- $0.001 par value; 0 shares authorized, 0 shares issued and outstanding at July 31, 2022 and October 31, 2021.	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding at July 31, 2022 and October 31, 2021.	-	-
Common stock - $0.001 par value; 170,000,000 shares authorized, 1,815,951 and 1,820,452 shares issued and outstanding at July 31, 2022 and October 31, 2021.	2	2
Additional paid-in capital	466,561	467,486
Accumulated deficit	(438,368)	(428,600)
Total stockholders’ equity	28,195	38,888
Total liabilities and stockholders’ equity	$30,101	$46,780

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021

Revenue	$-	$250	$250	$3,240

Operating expenses:
Research and development expenses	2,233	1,703	5,371	8,616
General and administrative expenses	2,053	2,678	6,331	9,038
Intangible asset impairment	3,005	-	3,005	-
Total operating expenses	7,291	4,381	14,707	17,654

Loss from operations	(7,291)	(4,131)	(14,457)	(14,414)

Other income (expense):
Interest income, net	50	1	57	3
Net changes in fair value of derivative liabilities	276	846	4,685	1,814
Other income (expense)	2	-	(3)	229
Net loss before income taxes	(6,963)	(3,284)	(9,718)	(12,368)

Income tax expense	-	50	50	50

Net loss	$(6,963)	$(3,334)	$(9,768)	$(12,418)
Accretion of discount and redemption feature of convertible preferred stock	-	-	(1,025)	-
Income available to common stockholders	(6,963)	(3,334)	(10,793)	(12,418)

Net loss per common share, basic and diluted	$(3.83)	$(1.83)	$(5.93)	$(8.04)

Weighted average number of common shares outstanding	1,817,761	1,820,452	1,819,545	1,543,927

The accompanying notes should be read in conjunction with the financial statements.

ADVAXIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended July 31,
	2022	2021

OPERATING ACTIVITIES
Net loss	$(9,768)	$(12,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	74	511
Gain on change in value of warrants	(4,642)	(1,814)
Gain on change in value of preferred stock redemption liability	(43)	-
Loss on disposal of property and equipment	-	1,530
Abandonment of intangible assets	159	90
Impairment charges on intangible assets	3,005	-
Depreciation expense	45	366
Amortization expense of intangible assets	210	203
Amortization of right-of-use asset	21	327
Net gain on write-off of right-of-use asset and lease liability	-	(116)
Change in operating assets and liabilities:
Prepaid expenses, other current assets and deferred expenses	(24)	488
Other assets	-	171
Accounts payable and accrued expenses	(1,323)	513
Deferred revenue	-	(165)
Operating lease liabilities	(21)	(1,389)
Net cash used in operating activities	(12,307)	(11,703)

INVESTING ACTIVITIES
Proceeds from disposal of property and equipment	-	219
Cost of intangible assets	(201)	(323)
Net cash used in investing activities	(201)	(104)

FINANCING ACTIVITIES
Net proceeds of issuance of Series D preferred stock	4,312	-
Net proceeds of issuance of common stock and warrants	-	28,115
Fractional shares cashed out	(18)	-
Redemption of Series D preferred stock	(5,250)	-
Warrant exercises	-	3,771
Net cash (used in) provided by financing activities	(956)	31,886

Net (decrease) increase in cash and cash equivalents	(13,464)	20,079
Cash and cash equivalents at beginning of period	41,614	25,178
Cash and cash equivalents at end of period	$28,150	$45,257

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for taxes	$50	$50

SUPPLEMENTAL DISCLOSURE OF NON-CASH AND FINANCING ACTIVITIES
Reclassification of preferred stock redemption liability into equity upon redemption of preferred stock	44	-
Accretion of discount and redemption feature of convertible preferred stock	1,025	-

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

As of July 31, 2022, the Company had approximately $28.2 million in cash and cash equivalents. Although the Company expects to have sufficient capital to fund its obligations, as they become due, in the ordinary course of business until at least one year from the issuance of these consolidated financial statements, the actual amount of cash that it will need to operate is subject to many factors.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation/Estimates

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and the accompanying unaudited interim condensed consolidated balance sheet as of July 31, 2022 has been derived from the Company’s October 31, 2021 audited financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements furnished include all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented.

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

	As of July 31,
	2022	2021
Warrants	377,818	377,818
Stock options	11,118	12,892
Total	388,936	390,710

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

3. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	July 31, 2022	October 31, 2021
Laboratory equipment	$179	$179
Computer equipment	241	241
Total property and equipment	420	420
Accumulated depreciation	(347)	(302)
Net property and equipment	$73	$118

Depreciation expense for the three months ended July 31, 2022 and 2021 was approximately $13,000 and $50,000, respectively. Depreciation expense for the nine months ended July 31, 2022 and 2021 was approximately $45,000 and $366,000, respectively. During the nine months ended July 31, 2021, the Company incurred a loss on disposal of equipment of approximately $1,530,000, $968,000 of which is reflected in the research and development expenses and $562,000 of which is reflected in the general and administrative expenses in the condensed consolidated statement of operations.

4. INTANGIBLE ASSETS

Intangible assets, net consisted of the following (in thousands):

	July 31, 2022	October 31, 2021

Patents	$275	$4,836
License	44	777
Software	98	98
Total intangibles	417	5,711
Accumulated amortization	(236)	(2,357)
Intangible assets	$181	$3,354

The expiration dates of the existing patents range from 2022 to 2039 but the expiration dates can be extended based on market approval if granted and/or based on existing laws and regulations. Capitalized costs associated with patent applications that are abandoned without future value are charged to expense when the determination is made not to further pursue the application. Patent applications having a net book value of approximately $29,000 and $21,000 were abandoned and were charged to general and administrative expenses in the condensed consolidated statement of operations for the three months ended July 31, 2022 and 2021, respectively. Patent applications having a net book value of approximately $159,000 and $90,000 were abandoned and were charged to general and administrative expenses in the condensed consolidated statement of operations for the nine months ended July 31, 2022 and 2021, respectively. Amortization expense for intangible assets that was charged to general and administrative expense in the condensed consolidated statement of operations aggregated approximately $70,000 and $68,000 for the three months ended July 31, 2022 and 2021, respectively. Amortization expense for intangible assets that was charged to general and administrative expense in the condensed consolidated statement of operations aggregated approximately $210,000 and $203,000 for the nine months ended July 31, 2022 and 2021, respectively.

Management reviews its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. Net assets are recorded on the balance sheet for patents related to ADXS-HPV (AXAL), ADXS-HOT, ADXS-PSA, ADXS-HER2 and other products that are in development, and the Lm technology licensed from the University of Pennsylvania. There are various scenarios under which an impairment charge may be recorded, which include if a competitor were to gain FDA approval for a similar treatment before the Company, if future clinical trials fail to meet the targeted endpoints, or if a drug application is rejected or fails to be issued. Lastly, if the Company is unable to raise enough capital to continue funding its studies and developing its intellectual property, the Company would likely record an impairment to these assets.

During the three months ended July 31, 2022, the Company identified the following indicators of impairment under ASC 360 indicating that the patents and license carrying amounts might not be recoverable:

●	Adverse changes in the business climate for biotechnology companies, particularly raising capital; and
●	A significant reduction in the Company’s market capitalization during the nine months ended July 31, 2022.

The Company performed an impairment test under ASC 350 on its patents owned and in-licensed intellectual property. Under this test a fair value of the relevant asset is compared with the carrying amount of such asset. Fair value is calculated using a discounted cash flow analysis. Cash flows are discounted using a weighted average cost of capital derived from comparable companies, which reflects the costs of borrowing as well as the associated risk. The results of the impairment test indicated that the carrying value of the patents owned and in-licensed intellectual property exceeded the fair value. During the three months ended July 31, 2022, the Company recorded an impairment charge for patents owned and in-licensed intellectual property of approximately $3,005,000 in its condensed consolidated statement of operations.

As of July 31, 2022, the estimated amortization expense by fiscal year based on the current carrying value of intangible assets is as follows (in thousands):

Fiscal year ending October 31,

2022 (Remaining)	$24
2023	94
2024	63
Total	$181

5. ACCRUED EXPENSES:

The following table summarizes accrued expenses included in the condensed consolidated balance sheets (in thousands):

	July 31, 2022	October 31, 2021

Salaries and other compensation	$116	$55
Vendors	851	1,968
Professional fees	343	613
Other	200	200
Total accrued expenses	$1,510	$2,836

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	July 31, 2022	October 31, 2021
Operating leases:
Operating lease right-of-use assets	$19	$40

Operating lease liability	$19	$28
Operating lease liability, net of current portion	-	12
Total operating lease liabilities	$19	$40

Supplemental lease expense related to leases was as follows (in thousands):

Lease Cost (in thousands)	Statements of Operations Classification	For the Three Months Ended July 31, 2022	For the Nine Months Ended July 31, 2022
Operating lease cost	General and administrative	$7	$22
Variable lease cost	General and administrative	17	36
Total lease expense		$24	$58

Lease Cost (in thousands)	Statements of Operations Classification	For the Three Months Ended July 31, 2021	For the nine Months Ended July 31, 2021
Operating lease cost	General and administrative	$-	$1,301
Short-term lease cost	General and administrative	12	16
Variable lease cost	General and administrative	4	165
Total lease expense		$16	$1,482

Other information related to leases where the Company is the lessee is as follows:

	July 31, 2022	October 31, 2021
Weighted-average remaining lease term	0.7 years	1.4 years
Weighted-average discount rate	3.79%	3.79%

Supplemental cash flow information related to operating leases was as follows:

	For the Nine Months Ended July 31, 2022	For the Nine Months Ended July 31, 2021
Cash paid for operating lease liabilities	$22	$1,363

Future minimum lease payments under non-cancellable leases as of July 31, 2022 were as follows:

Fiscal Year ending October 31,
2022 (Remaining)	$7
2023	13
Total minimum lease payments	20
Less: Imputed interest	1
Total	$19

7. COMMON STOCK PURCHASE WARRANTS AND WARRANT LIABILITY

Warrants

As of July 31, 2022 and October 31, 2021, there were outstanding and exercisable warrants to purchase 377,818 shares of our common stock with exercise prices ranging from $20.00 to $224.00 per share. Information on the outstanding warrants is as follows:

Exercise Price	Number of Shares Underlying Warrants	Expiration Date	Type of Financing
$20.00	879	September 2024	September 2018 Public Offering
$224.00	4,092	July 2024	July 2019 Public Offering
$28.00	57,230	November 2025	November 2020 Public Offering
$56.00	140,552	April 2026	April 2021 Registered Direct Offering (Accompanying Warrants)
$56.00	175,065	5 years after the date such warrants become exercisable, if ever	April 2021 Private Placement (Private Placement Warrants)
Grand Total	377,818

As of July 31, 2022 and October 31, 2021, the Company had 201,874 of its total 377,818 outstanding warrants classified as equity (equity warrants).

Warrant Liability

As of July 31, 2022 and October 31, 2021, the Company had 175,944 of its total 377,818 outstanding warrants from an April 2021 private offering of common stock and warrants (the “April 2021 Private Placement”) and a September 2018 public offering of common stock and warrants (the “September 2018 Public Offering”) classified as liabilities (liability warrants).

The warrants issued in the April 2021 Private Placement will become exercisable only on such day, if ever, that is 14 days after the Company files an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock, $0.001 par value per share from 170,000,000 shares to 300,000,000 shares. These warrants expire five years after the date they become exercisable. As of July 31, 2022, the Company did not have sufficient authorized common stock to allow for the issuance of common stock underlying these warrants. The Company did not receive stockholder authorization to increase the authorized shares from 170,000,000 to 300,000,000 shares at the stockholder’s meeting commenced on June 3, 2021. The Company was subsequently required to file a proxy to seek an increase in the number of authorized shares and did not file such a proxy but rather elected to seek a reverse stock split to, among other things, increase the shares available. Accordingly, based on certain indemnification provisions of the securities purchase agreement, the Company concluded that liability classification is warranted. The Company utilized the Black Scholes model to calculate the fair value of these warrants at issuance and at each subsequent reporting date.

In measuring the warrant liability for the warrants issued in the April 2021 Private Placement at July 31, 2022 and October 31, 2021, the Company used the following inputs in its Black Scholes model:

	July 31, 2022	October 31, 2021
Exercise Price	$56.00	$56.00
Stock Price	$3.73	$38.80
Expected Term	5.00 years	5.00 years
Volatility %	112%	106%
Risk Free Rate	2.70%	1.18%

The September 2018 Public Offering warrants contain a down round feature, except for exempt issuances as defined in the warrant agreement, in which the exercise price would immediately be reduced to match a dilutive issuance of common stock, options, convertible securities and changes in option price or rate of conversion. As of July 31, 2022, the down round feature was triggered four times and the exercise price of the warrants were reduced from $1,800.00 to $20.00. The warrants require liability classification as the warrant agreement requires the Company to maintain an effective registration statement and does not specify any circumstances under which settlement in other than cash would be permitted or required. As a result, net cash settlement is assumed and liability classification is warranted. For these liability warrants, the Company utilized the Monte Carlo simulation model to calculate the fair value of these warrants at issuance and at each subsequent reporting date.

In measuring the warrant liability for the September 2018 Public Offering warrants at July 31, 2022 and October 31, 2021, the Company used the following inputs in its Monte Carlo simulation model:

	July 31, 2022	October 31, 2021
Exercise Price	$20.00	$24.00
Stock Price	$3.73	$38.80
Expected Term	2.12 years	2.87 years
Volatility %	104%	123%
Risk Free Rate	2.89%	0.77%

At July 31, 2022 and October 31, 2021, the fair value of the warrant liability was approximately $287,000 and $4,929,000, respectively. For the three months ended July 31, 2022 and 2021, the Company reported income of approximately $276,000 and $846,000, respectively, due to changes in the fair value of the warrant liability. For the nine months ended July 31, 2022 and 2021, the Company reported income of approximately $4,642,000 and $1,814,000, respectively, due to changes in the fair value of the warrant liability.

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

Purported Stockholder Claims Related to Biosight Transaction

Between September 16, 2021, and November 4, 2021, the Company received demand letters on behalf of six purported stockholders of the Company, alleging that the Company failed to disclose certain matters in the Registration Statement, and demanding that the Company disclose such information in a supplemental disclosure filed with the SEC. On October 14, 2021, the Company filed an amendment to the Registration Statement and on November 8, 2021, the Company made certain other additional disclosures that mooted the demands asserted in the above-referenced letters. The six plaintiffs have made settlement demands. On May 20, 2022, the Company and one of the plaintiffs have reached a settlement agreement, which is recorded in general and administrative expenses in the condensed consolidated statement of operations. The Company believes it has adequately accrued for settlements with the other five shareholders, which is recorded in accrued expenses in the condensed consolidated balance sheet.

In addition, the Company received certain additional demands from stockholders asserting that the proxy materials filed by the Company in connection with the Previously Proposed Merger contained alleged material misstatements and/or omissions. Certain stockholders also demanded books and records of the Company pursuant to Delaware law. In response to these demands, the Company agreed to make, and did make, certain supplemental disclosures to the proxy materials. The stockholders have made settlement demands. On July 18, 2022, the Company and the plaintiffs reached settlement agreements, which is recorded in general and administrative expenses in the condensed consolidated statement of operations.

Purported Stockholder Claims Related to Series D Convertible Preferred Stock Offering

On February 17, 2022, the Company received a letter on behalf of purported stockholders of the Company, demanding certain books and records pursuant to Delaware law regarding the proposed issuance of super voting preferred stock. The Company agreed to provide certain books and records to the stockholders and agreed to make, and did make, a supplemental disclosure to the proxy materials. The stockholders have made settlement demands. On July 18, 2022, the Company and the plaintiffs reached settlement agreements, which is recorded in general and administrative expenses in the condensed consolidated statement of operations.

9. TEMPORARY EQUITY

Series D Convertible Preferred Stock Offering

On January 31, 2022, the Company consummated an offering with certain institutional investors for the private placement of 1,000,000 shares of Series D convertible redeemable preferred stock (the “Series D Preferred Stock”). The shares, which have since been redeemed in accordance with their terms as described below, and are thus no longer outstanding as of July 31, 2022, had an aggregate stated value of $5,000,000. Each share of the Series D preferred stock had a purchase price of $4.75, representing an original issue discount of 5% of the stated value. The shares of Series D Preferred Stock were convertible into shares of the Company’s common stock, upon the occurrence of certain events, at a conversion price of $20.00 per share. The conversion, at the option of the stockholder, could occur at any time following the receipt of the stockholders’ approval for a reverse stock split. The Company was permitted to compel conversion of the Series D Preferred Stock after the fulfillment of certain conditions and subject to certain limitations. The Series D Preferred Stock also had a liquidation preference over the shares of common stock, and could be redeemed by the investors, in accordance with certain terms, for a redemption price equal to 105% of the stated value, or in certain circumstances, 110% of the stated value. Total net proceeds from the offering, after deducting the financial advisor’s fees and other estimated offering expenses, were approximately $4.3 million.

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

At April 6, 2022 and January 31, 2022, the fair value of the preferred stock redemption liability was approximately $44,000 and $87,000, respectively. On April 6, 2022, the Series D convertible preferred stock was redeemed, and the $44,000 preferred stock redemption liability was reclassified into other paid-in capital (see Note 10). For the three months and nine months ended July 31, 2022, the Company reported income of approximately $0 and $44,000, respectively, due to a change in the fair value of the preferred stock redemption liability.

10. STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the nine months ended July 31, 2022 and 2021 is presented below (in thousands, except share data):

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at November 1, 2020	-	$-	975,897	$2	$440,916	$(410,738)	$30,180
Stock-based compensation	-	-	-	-	236	-	236
Advaxis public offerings, net of offering costs	-	-	383,333	-	8,550	-	8,550
Warrant exercises	-	-	92,375	-	2,586	-	2,586
Net loss	-	-	-	-	-	(3,977)	(3,977)
Balance at January 31, 2021	-	$-	1,451,605	$2	$452,288	$(414,715)	$37,575
Stock-based compensation	-	-	69	-	215	-	215
Stock option exercises	-	-	4	-	-	-	-
Advaxis public offerings, net of offering costs	-	-	230,794	-	13,683	-	13,683
Warrant exercises	-	-	137,968	-	1,185	-	1,185
Issuance of shares to employees under ESPP Plan	-	-	12	-	-	-	-
Net loss	-	-	-	-	-	(5,107)	(5,107)
Balance at April 30, 2021	-	$-	1,820,452	$2	$467,371	$(419,822)	$47,551
Stock-based compensation	-	-	-	-	60	-	60
Net loss	-	-	-	-	-	(3,334)	(3,334)
Balance at July 31, 2021	-	$-	1,820,452	$2	$467,431	$(423,156)	$44,277

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at November 1, 2021	-	$-	1,820,452	$2	$467,486	$(428,600)	$38,888
Stock-based compensation	-	-	-	-	26	-	26
Net loss	-	-	-	-	-	(365)	(365)
Balance at January 31, 2022	-	$-	1,820,452	$2	$467,512	$(428,965)	$38,549
Stock-based compensation	-	-	-	-	23	-	23
Accretion of discount and redemption feature of convertible preferred stock	-	-	-	-	(1,025)	-	(1,025)
Convertible preferred stock redemption	-	-	-	-	44	-	44
Net loss	-	-	-	-	-	(2,440)	(2,440)
Balance at April 30, 2022	-	$-	1,820,452	$2	$466,554	$(431,405)	$35,151
Stock-based compensation	-	-	-	-	25	-	25
Fractional shares cashed out	-	-	(4,501)	-	(18)	-	(18)
Net loss	-	-	-	-	-	(6,963)	(6,963)
Balance at July 31, 2022	-	-	1,815,951	2	466,561	(438,368)	28,195

11. SHARE BASED COMPENSATION

The following table summarizes share-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
Research and development	$12	$29	$36	$142
General and administrative	13	31	38	369
Total	$25	$60	$74	$511

Stock Options

A summary of changes in the stock option plan for the nine months ended July 31, 2022 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value (in thousands)
Outstanding as of October 31, 2021	11,192	$1,550.26	7.80	$34
Cancelled or expired	(74)	22,200.00
Outstanding as of July 31, 2022	11,118	$1,412.82	7.06	$-
Vested and exercisable at July 31, 2022	7,490	$2,077.20	6.64	$-

The following table summarizes information about the outstanding and exercisable options at July 31, 2022:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Exercise	Number	Remaining	Exercise	Number	Remaining	Exercise
Price Range	Outstanding	Contractual	Price	Exercisable	Contractual	Price
$ 24.00-$50.00	4,241	7.86	$32.53	1,964	7.69	$30.40
$ 50.01-$100.00	4,174	7.74	$53.33	2,824	7.73	$53.58
$ 100.01-20,664.00	2,703	4.75	$5,677.84	2,703	4.75	$5,677.84

As of July 31, 2022, there was approximately $77,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 0.94 years.

Potential Acceleration of Stock Options

In the event of a merger transaction, similar to the Previously Proposed Merger Agreement, all of the Chief Executive Officer’s 624 unvested stock options as of July 31, 2022, pursuant to his employment agreement, would accelerate.

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

Global BioPharma Inc.

On December 9, 2013, the Company entered into an exclusive licensing agreement for the development and commercialization of axalimogene filolisbac with Global BioPharma, Inc. (“GBP”), a Taiwanese based biotech company funded by a group of investors led by Taiwan Biotech Co., Ltd (TBC). During each of the nine months ended July 31, 2022 and 2021, the Company recorded $250,000 in revenue for the annual license fee renewal. Since Advaxis has no significant obligation to perform after the license transfer and has provided GBP with the right to use its intellectual property, performance is satisfied when the license renews.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of July 31, 2022 and October 31, 2021 (in thousands):

Fair Value Measured at July 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets at fair value:
Cash equivalents (money market funds)	$17,183	$-	$-	$17,183
Total Financial Assets at Fair Value	$17,183	$-	$-	$17,183

Financial liabilities at fair value:
Common stock warrant liability, warrants exercisable at $20.00 through September 2024	$-	$-	$2	$2
Common stock warrant liability, warrants exercisable at $56.00 through 5 years after the date such warrants become exercisable, if ever (Private Placement Warrants)	-	-	285	285
Total financial liabilities at fair value	$-	$-	$287	$287

Fair Value Measured at October 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets at fair value:
Cash equivalents (money market funds)	$17,153	$-	$-	$17,153
Total Financial Assets at Fair Value	$17,153	$-	$-	$17,153

Financial liabilities at fair value:
Common stock warrant liability, warrants exercisable at $24.00 through September 2024	$-	$-	$27	$27
Common stock warrant liability, warrants exercisable at $56.00 through 5 years after the date such warrants become exercisable, if ever (Private Placement Warrants)	-	-	4,902	4,902
Total financial liabilities at fair value	$-	$-	$4,929	$4,929

The following table presents changes in Level 3 liabilities measured at fair value (in thousands) for the nine months ended July 31, 2022. Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

	Preferred Stock Redemption Liability	Warrant Liabilities	Total
Fair value at October 31, 2021	$-	$4,929	$4,929
Additions	87	-	87
Change in fair value	(43)	(4,642)	(4,685)
Redemption	(44)	-	(44)
Fair value at July 31, 2022	$-	$287	$287

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

The Company believes that Lm Technology immunotherapies can complement and address significant unmet needs in the current oncology treatment landscape. Specifically, our product candidates (i.e., ADXS-PSA, ADXS-503 and ADXS-504) have the potential to optimize, enhance checkpoint performance of other oncology treatments, while having a generally well-tolerated safety profile.

Advaxis is currently winding down or has wound down clinical studies of Lm Technology immunotherapies in three program areas:

●	Human Papilloma Virus (“HPV”)-associated cancers
●	Personalized neoantigen-directed therapies
●	Human epidermal growth factor receptor-2 (HER-2) associated cancers

All these clinical program areas are anchored in the Company’s Lm TechnologyTM, a unique platform designed for its ability to safely and effectively target various cancers in multiple ways. While we are currently winding down clinical studies of Lm Technology immunotherapies in these three program areas, our license agreements continue with OS Therapies, LLC for ADXS-HER2 and with Global BioPharma, or GBP, for the exclusive license for the development and commercialization of ADXS-HPV, or AXAL, in Asia, Africa, and the former USSR territory, exclusive of India and certain other countries.

Recent Developments

COVID-19 Impact

In response to the ongoing novel coronavirus (“COVID-19”) pandemic, the Company implemented remote working and thus far, has not experienced a significant disruption or delay in its operations as it relates to the clinical development or drug production of our drug candidates by third parties. We continue to monitor the COVID-19 pandemic and take steps intended to mitigate the potential risks to our workforce and our operations. The COVID-19 pandemic has, and may continue to, directly or indirectly affect the pace of enrollment in our clinical trials as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency and clinical trial staff can no longer get to the clinic. Nonetheless, thus far, the COVID-19 pandemic has not had a significant impact on our business or results of operations. However, we remain in contact with the clinical sites in our study and are in discussion with additional sites to combat any potential impact in enrollment. We are unable to determine or predict the extent, duration or scope of the overall impact of the COVID-19 pandemic on our business, operations, financial condition or liquidity.

Results of Operations for the Three Months Ended July 31, 2022 and 2021

Revenue

Revenue was $0 for the three months ended July 31, 2022 compared to $250,000 for the three months ended July 31, 2021. In the prior period, we received the annual licensing fee from GBP.

Research and Development Expenses

We invest in research and development to advance our Lm technology through our pre-clinical and clinical development programs. Research and development expenses for the three months ended July 31, 2022 and July 31, 2021 were categorized as follows (in thousands):

	Three Months Ended July 31,		Increase (Decrease)
	2022	2021	$	%

Hotspot/Off-the-Shelf therapies	$1,271	$546	$725	133%
Prostate cancer	32	113	(81)	(72)%
HPV-associated cancers	247	420	(173)	(41)%
Personalized neoantigen-directed therapies	-	7	(7)	(100)%
Other expenses	683	617	66	11%
Total research & development expense	$2,233	$1,703	$530	31%

Stock-based compensation expense included in research and development expense	$12	$29	$(17)	(59)%

Hotspot/Off-the-Shelf Therapies (ADXS-HOT)

Research and development costs associated with our hotspot mutation-based therapy for the three months ended July 31, 2022 increased approximately 133% to $1,271,000 compared to the same period in 2021. The increase is attributable to patient recruitment costs and manufacturing costs pertaining to the ADXS-503 study incurred in the current period.

Prostate Cancer (ADXS-PSA)

Research and development costs associated with our prostate cancer therapy for the three months ended July 31, 2022 decreased 72% to $32,000 compared to the same period in 2021. The study has been completed and we do not anticipate that we will continue to incur significant costs associated with the wind down of the study.

HPV-Associated Cancers (AXAL)

The majority of the HPV-associated research and development costs include clinical trial and other related costs associated with our AXAL programs in cervical and head and neck cancers. HPV-associated costs for the three months ended July 31, 2022 decreased approximately $173,000, or 41%, compared to the same period in 2021. The decrease is attributable to wind down costs associated with the closure of our Phase 3 AIM2CERV study in high-risk locally advanced cervical cancer. We do not anticipate that we will continue to incur significant costs associated with the wind down of our Phase 3 AIM2CERV study.

Personalized Neoantigen-Directed Therapies (ADXS-NEO)

Research and development costs associated with personalized neoantigen-directed therapies for the three months ended July 31, 2022 decreased approximately $7,000 compared to the same period in 2021. The study has been completed and we do not anticipate that we will continue to incur significant costs associated with the wind down of the study.

Other Expenses

Other expenses include salary and benefit costs, stock-based compensation expense, professional fees, laboratory costs and other internal and external costs associated with our research & development activities. Other expenses for the three months ended July 31, 2022 increased approximately $66,000, or 11%, compared to the same period in 2021. The increase was not significant.

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs and stock-based compensation expense for employees included in our finance, legal and administrative organizations, outside legal and professional services, and facilities costs. General and administrative expenses for the three months ended July 31, 2022 and July 31, 2021 were as follows (in thousands):

	Three Months Ended July 31,		Increase (Decrease)
	2022	2021	$	%

General and administrative expense	$2,053	$2,678	$(625)	(23)%

Stock-based compensation expense included in general and administrative expense	$13	$31	$(18)	(58)%

General and administrative expenses for the three months ended July 31, 2022 decreased approximately $625,000, or 23%, compared to the same period in 2021. This decrease primarily relates to (1) legal and consulting fees related to the Previously Proposed Merger in the prior period and (2) the annual meeting proxy solicitation fees in the prior period. Those decreases were partially offset by an increase in amounts paid in settlement of shareholder demand letters in the current period.

Intangible Asset Impairment

During the three months ended July 31, 2022, the Company recorded an impairment charge under ASC 350 for its patents owned and in-licensed intellectual property of approximately $3,005,000.

Changes in Fair Values

For the three months ended July 31, 2022, we recorded non-cash income from changes in the fair value of derivative liabilities of approximately $276,000. The decrease in the derivative liabilities is attributable to a decrease in our share price from $6.56 at April 30, 2022 to $3.73 at July 31, 2022.

For the three months ended July 31, 2021, we recorded non-cash income from changes in the fair value of the warrant liability of approximately $0.8 million. The decrease in the fair value of liability warrants resulted from resulted from a decrease in our share price from $0.49 at April 30, 2021 to $0.41 at July 31, 2021.

Results of Operations for the Nine Months Ended July 31, 2022 and 2021

Revenue

Revenue was $250,000 for the nine months ended July 31, 2022 compared to $3,240,000 for the nine months ended July 31, 2021. In the prior period, we recognized royalty payments from OST.

Research and Development Expenses

We invest in research and development to advance our Lm technology through our pre-clinical and clinical development programs. Research and development expenses for the nine months ended July 31, 2022 and July 31, 2021 were categorized as follows (in thousands):

	Nine Months Ended July 31,		Increase (Decrease)
	2022	2021	$	%

Hotspot/Off-the-Shelf therapies	$3,076	$2,531	$545	22%
Prostate cancer	85	207	(122)	(59)%
HPV-associated cancers	332	1,865	(1,533)	(82)%
Personalized neoantigen-directed therapies	8	400	(392)	(98)%
Other expenses	1,870	3,613	(1,743)	(48)%
Total research & development expense	$5,371	$8,616	$(3,245)	(38)%

Stock-based compensation expense included in research and development expense	$36	$142	$(106)	(75)%

Hotspot/Off-the-Shelf Therapies (ADXS-HOT)

Research and development costs associated with our hotspot mutation-based therapy for the nine months ended July 31, 2022 increased approximately 22% to $3,076,000 compared to the same period in 2021. The increase is attributable to patient recruitment costs and manufacturing costs pertaining to the HOT-503 study incurred in the current period.

Prostate Cancer (ADXS-PSA)

Research and development costs associated with our prostate cancer therapy for the nine months ended July 31, 2022 decreased approximately $122,000, or 59%, compared to the same period in 2021. The study has been completed and we do not anticipate that we will continue to incur significant costs associated with the wind down of the study.

HPV-Associated Cancers (AXAL)

The majority of the HPV-associated research and development costs include clinical trial and other related costs associated with our AXAL programs in cervical and head and neck cancers. HPV-associated costs for the nine months ended July 31, 2022 decreased approximately $1,533,000, or 82%, compared to the same period in 2021. The decrease is attributable to wind down costs associated with the closure of our Phase 3 AIM2CERV study in high-risk locally advanced cervical cancer. We do not anticipate that we will continue to incur significant costs associated with the wind down of our Phase 3 AIM2CERV study.

Personalized Neoantigen-Directed Therapies (ADXS-NEO)

Research and development costs associated with personalized neoantigen-directed therapies for the nine months ended July 31, 2022 decreased approximately $392,000, or 98%, compared to the same period in 2021. The study has been completed and we do not anticipate that we will continue to incur significant costs associated with the wind down of the study.

Other Expenses

Other expenses include salary and benefit costs, stock-based compensation expense, professional fees, laboratory costs and other internal and external costs associated with our research & development activities. Other expenses for the nine months ended July 31, 2022 decreased approximately $1,743,000, or 48%, compared to the same period in 2021. The decrease is attributable to (1) prior period losses on disposal of property and equipment in connection with the termination of our office lease at our former location, (2) decrease in personnel costs due to decreases in headcount, stock compensation and bonus accruals, and (3) decrease in depreciation expense.

General and Administrative Expenses

General and administrative expenses primarily include salary and benefit costs and stock-based compensation expense for employees included in our finance, legal and administrative organizations, outside legal and professional services, and facilities costs. General and administrative expenses for the nine months ended July 31, 2022 and July 31, 2021 were as follows (in thousands):

	Nine Months Ended July 31,		Increase (Decrease)
	2022	2021	$	%

General and administrative expense	$6,331	$9,038	$(2,707)	(30)%

Stock-based compensation expense included in general and administrative expense	$38	$369	$(331)	(90)%

General and administrative expenses for the nine months ended July 31, 2022 decreased approximately $2,707,000, or 30%, compared to the same period in 2021. This decrease primarily relates to (1) legal and consulting fees related to the Previously Proposed Merger in the prior period, (2) prior period losses on disposal of property and equipment in connection with the termination of our office lease at our former location, (3) prior period sublicense fees paid to the University of Pennsylvania for the OST milestones reached, (4) decrease in personnel costs due to decreases in stock compensation and bonus accruals, and (5) decreases in rent, utilities and depreciation due to the termination of our office lease at our former location. These decreases were partially offset by (1) an increase in proxy solicitation fees related to the Previously Proposed Merger and the reverse stock split and (2) an increase in amounts paid in settlement of shareholder demand letters in the current period.

Intangible Asset Impairment

During the nine months ended July 31, 2022, the Company recorded an impairment charge under ASC 350 for its patents owned and in-licensed intellectual property of approximately $3,005,000.

Changes in Fair Values

For the nine months ended July 31, 2022, we recorded non-cash income from changes in the fair value of derivative liabilities of approximately $4,685,000. The decrease in the derivative liabilities was attributable to a decrease in our share price from $38.80 at October 31, 2021 to $3.73 at July 31, 2022.

For the nine months ended July 31, 2021, we recorded non-cash income from changes in the fair value of the warrant liability of approximately $1,814,000. The decrease in the fair value of liability warrants resulted primarily from the issuance of warrants in the April 2021 Private Placement. The warrants issued in the April 2021 Private Placement had a decrease in fair value of approximately $1,821,000 from date of issuance to July 31, 2021, which resulted from a decrease in our share price from $45.60 at April 14, 2021 to $32.80 at July 31, 2021.

Liquidity and Capital Resources

Management’s Plans

Similar to other development stage biotechnology companies, our products that are being developed have not generated significant revenue. As a result, we have historically suffered recurring losses and we have required significant cash resources to execute our business plans. These losses are expected to continue for the foreseeable future.

Historically, the Company’s major sources of cash have comprised proceeds from various public and private offerings of its securities (including common stock), debt financings, clinical collaborations, option and warrant exercises, income earned on investments and grants, and interest income. From October 2013 through July 31, 2022, the Company raised approximately $339.4 million in gross proceeds from various public and private offerings of our common stock. The Company has sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future. As of July 31, 2022 and October 31, 2021, the Company had an accumulated deficit of approximately $438.4 million and $428.6 million, respectively, and stockholders’ equity of approximately $28.2 million and $38.9 million, respectively.

The COVID-19 pandemic has created significant volatility and disruption of financial markets. An extended period of economic disruption could negatively affect the Company’s business, financial condition, and access to sources of liquidity. As of July 31, 2022, the Company had approximately $28.2 million in cash and cash equivalents. The actual amount of cash that the Company will need to continue operating is subject to many factors.

The Company recognizes that it will need to raise additional capital in order to continue to execute its business plan in the future. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain financing on terms acceptable to it or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to further scale back its operations. The Company believes it has sufficient capital to fund its obligations, as they become due, in the ordinary course of business into the third fiscal quarter of 2024. The Company based this estimate on assumptions that may prove to be incorrect, and we could use available capital resources sooner than currently expected.

Cash Flows

Operating Activities

Net cash used in operating activities includes spending associated with our clinical trial programs and general and administrative activities. Net cash used in operating activities was approximately $12,307,000 for the nine months ended July 31, 2022 compared to $11,703,000 for the nine months ended July 31, 2021. The variance is due to fluctuations in cash collected from revenue generated, as well as timing of disbursements relating to accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities was approximately $201,000 for nine months ended July 31, 2022 compared to $104,000 for the nine months ended July 31, 2021. The decrease is the result of proceeds on a prior period disposal of property and equipment partially offset by reductions in purchases for intangible assets.

Financing Activities

Net cash used in financing activities was approximately $956,000 for the nine months ended July 31, 2022 compared to net cash provided by financing activities of $31,886,000 for the nine months ended July 31, 2021. On January 31, 2022, the Company closed on an offering with certain institutional investors for the private placement of 1,000,000 shares of Series D Preferred Stock. The shares sold had an aggregate stated value of $5,000,000. Each share of the Series D Preferred Stock was sold for a purchase price of $4.75, representing an original issue discount of 5% of the stated value. Total net proceeds from the offering, after deducting the financial advisor’s fees and other estimated offering expenses, were approximately $4.3 million. The Series D preferred stock also had a liquidation preference over the shares of common stock, and could be redeemed by the investors, in accordance with certain terms, for a redemption price equal to 105% of the stated value, or in certain circumstances, 110% of the stated value. On April 6, 2022, the holders of all 1,000,000 outstanding shares of the Series D Preferred Stock exercised their right to cause the Company to redeem all of such shares at a price per share equal to 105% of the stated value per share of $5.00, and such shares were redeemed accordingly.

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

During the nine months ended July 31, 2021, warrant holders from the Company’s November 2020 and April 2021 offerings exercised 230,343 warrants in exchange for 230,343 shares of the Company’s common stock. Pursuant to these warrant exercises, the Company received aggregate proceeds of approximately $3.8 million.

Off-Balance Sheet Arrangements

As of July 31, 2022, we had no off-balance sheet arrangements.

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

Management reviews its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. Net assets are recorded on the balance sheet for patents related to ADXS-HPV (AXAL), ADXS-HOT, ADXS-PSA, ADXS-HER2 and other products that are in development, and the Lm technology licensed from the University of Pennsylvania. There are various scenarios under which an impairment charge may be recorded, which include if a competitor were to gain FDA approval for a similar treatment before the Company, if future clinical trials fail to meet the targeted endpoints, or if a drug application is rejected or fails to be issued. Lastly, if the Company is unable to raise enough capital to continue funding its studies and developing its intellectual property, the Company would likely record an impairment to these assets.

Recently Issued Accounting Standards Not Yet Effective or Adopted

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At July 31, 2022, we had approximately $28.2 million in cash and cash equivalents, which consisted primarily of bank deposits and money market funds. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. We use a combination of internal and external management to execute our investment strategy and achieve our investment objectives. We typically invest in highly-rated securities (such as money market funds), and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

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

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2022, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 5. Other Information

All terms not defined herein shall have the meanings ascribed in Mr. Berlins Employment Agreement, dated as of April 10, 2018 (the “Employment Agreement”).

On September 12, 2022, the Company and Mr. Berlin entered into Amendment No. 1 to his Employment Agreement. Under the terms of Amendment No. 1, the multiplier applicable to his annual Base Salary and target Bonus Percentage that Mr. Berlin would receive if his employment were terminated without Just Cause, or he terminated his employment for Good Reason during the period three months prior and 18 months following a Change of Control (such period, the “CIC Protection Period”), is being increased from 1.75 to 2, with such amount to be payable in a single lump sum within sixty (60) days of the termination. In addition, the number of months for which he would receive continued health and welfare benefits is increased from 21 months to 24 months. Amendment No. 1 further provides, that in the event Mr. Berlin’s employment were terminated without Just Cause, or he terminated his employment for Good Reason, other than during the CIC Protection Period, he would receive equal monthly installments of 1.25 times his applicable Base Salary (increased from 1.0 times), and that he would receive this amount for 15 months rather than 12. In addition, the number of months for which he would receive continued health and welfare benefits in this circumstance is increased from 12 months to 15 months.

A copy of Amendment No. 1 is filed herewith as Exhibit 10.1 and the foregoing description of the Amendment No. is qualified in its entirety by reference thereto and the Employment Agreement filed as Exhibit 10.1 on to the Form 8-K filed on April 23, 2018.

Item 6. Exhibits

Exhibit No.	Description

10.1*	Amendment No. 1 to the employment agreement between Advaxis, Inc. and Kenneth A. Berlin, dated September 12, 2022.

31.1*	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL INSTANCE DOCUMENT

101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

September 12, 2022

ADVAXIS, INC.

By:	/s/ Igor Gitelman
Name:	Igor Gitelman
Title:	Interim Chief Financial Officer and VP of Finance

By:	/s/ Kenneth Berlin
Name:	Kenneth Berlin
Title:	President and Chief Executive Officer

