Form 10-Q
period 2023-06-30
Ayala Pharmaceuticals, Inc.
filed 2023-08-10
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 For the quarterly period ended June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 For the transition period from _____ to _____

Commission File Number: 001-36138

AYALA PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	02-0563870
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

9 Deer Park Drive, Suite K-1 Monmouth Junction, NJ	08852
(Address of principal executive offices)	(Zip Code)

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

The registrant had 4,838,321 shares of common stock, par value $0.001 per share, outstanding as of August 10, 2023.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report, including without limitation statements relating to our development of AL101 and AL102, our ability to continue as a going concern, our future capital needs and our need to raise additional funds, our planned combination with Biosight Ltd., the promise and potential impact of our preclinical or clinical trial data, the timing of and plans to initiate additional clinical trials of AL101 and AL102, and the timing and results of any clinical trials or readouts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

ii

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

AYALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$7,079	$2,408
Short-term restricted bank deposits	106	110
Trade receivables	-	234
Prepaid expenses and other current assets	2,371	436
Total current assets	9,556	3,188
LONG-TERM ASSETS:
Deferred issuance costs		1,953
Operating lease right of use asset	1,390	1,462
Intangible assets, net	115	-
Property and equipment, net	882	960
Other assets	$208	$206
Total long-term assets	2,595	4,581
Total assets	$12,151	$7,769
LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Trade payable	$4,420	$4,080
Operating lease liabilities	542	419
Accrued expenses	1,905	551
Accrued payroll and employee benefits	1,401	994
Other accounts payable	159	169
Total current liabilities	8,427	6,213
LONG TERM LIABILITIES:
Long-term warrant liability	67	-
Uncertain tax position	1,648	1,323
Long-term operating lease liabilities	1,000	1,332
Total long-term liabilities	$2,715	$2,655
STOCKHOLDERS’ EQUITY:
Common Stock of $0.001 par value per share; 170,000,000 and 37,480,000 shares authorized on June 30, 2023 and on December 31, 2022, respectively; 4,838,321 and 2,775,906 shares issued and on June 30, 2023 and December 31, 2022, respectively; 4,779,826 and 2,695,067 shares outstanding at June 30, 2023 and December 31, 2022, respectively.*	$5	$3
Additional paid-in capital*	166,218	148,052
Accumulated deficit	(165,214)	(149,154)
Total stockholders’ equity	1,009	(1,099)
Total liabilities and stockholders’ equity	$12,151	$7,769

See accompanying notes to unaudited condensed consolidated financial statements.

*	Common Stock, additional paid-in capital and per share data have been retroactively adjusted for the impact of the merger, see note 1. 1

AYALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share & per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues from licensing agreement and others	$9	$38	$13	$496
Cost of services	(9)	(38)	(13)	(406)
Gross profit	—	—	—	90
Operating expenses:
Research and development	5,723	5,580	12,988	13,083
General and administrative	2,763	2,272	7,367	4,705
Operating loss	(8,486)	(7,852)	(20,355)	(17,698)
Financial (loss) income, net	(86)	(42)	215	40
Loss before income tax	(8,572)	(7,894)	(20,140)	(17,658)
Taxes on income	(127)	(214)	4,080	(403)
Net loss	(8,699)	(8,108)	(16,060)	(18,061)
Net loss per share attributable to common stockholders, basic and diluted	$(1.82)	$(2.83)	$(3.51)	$(6.30)
Weighted average common shares outstanding, basic and diluted*	4,776,344	2,869,612	4,580,661	2,868,499

See accompanying notes to unaudited condensed consolidated financial statements.

*	Common Stock, additional paid-in capital and per share data have been retroactively adjusted for the impact of the merger, see notes 1. 2

AYALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share and per share amounts)

			Additional		Total
	Common Stock**		Paid-in	Accumulated	Stockholders’
	Number	Amount	Capital**	Deficit	Equity
Balance as of December 31, 2021	2,615,360	$3	$145,296	$(111,141)	$34,158
Share based compensation	4,438	-	1,398	-	1,398
Proceeds from issuance of common stock, net of issuance cost of $3	918	*	44	-	44
Net loss	-	-	-	(18,061)	(18,061)
Balance as of June 30, 2022	2,620,716	$3	146,738	$(129,202)	$17,539

Balance as of December 31, 2022	2,695,067	3	148,052	(149,154)	(1,099)
Share based compensation	22,616	-	1,219	-	1,219
Issuance of shares upon Merger, net of issuance costs of $3,153	2,062,143	2	16,947	-	16,949
Net loss	-	-	-	(16,060)	(16,060)
Balance as of June 30, 2023	4,779,826	$5	$166,218	$(165,214)	$1,009

			Additional		Total
	Common Stock**		Paid-in	Accumulated	Stockholders’
	Number	Amount	Capital**	Deficit	Equity
Balance as of March 31, 2022	2,618,497	$3	$145,983	$(121,094)	$24,892
Share based compensation	2,219	-	755	-	755
Net loss	-	-	-	(8,108)	(8,108)
Balance as of June 30, 2022	2,620,716	$3	146,738	$(129,202)	$17,539

Balance as of March 31, 2023	4,772,740	5	166,185	(156,515)	9,675
Share based compensation	7,086	-	33	-	33
Net loss	-	-	-	(8,699)	(8,699)
Balance as of June 30, 2023	4,779,826	$5	$166,218	$(165,214)	$1,009

See accompanying notes to unaudited condensed consolidated financial statements.

*	Represents an amount lower than $1.
**	All of the Common Stocks and per share data have been retroactively adjusted for the impact of the merger, see notes 1. 3

AYALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,060)	$(18,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Shared based compensation	1,219	1,398
Depreciation and Amortization	99	81
Asset write-downs	28	-
Remeasurement of long term warrant liability	(136)	-
Loss from exchange rate fluctuation	41	-
(Increase) decrease in prepaid expenses and other assets	(1,635)	321
Decrease (increase) in trade receivables	234	(262)
Increase in trade payables	588	40
Decrease in operating lease right-of-use assets	137	171
Decrease in operating lease liabilities	(275)	(439)
Decrease in accrued expenses	(224)	(15)
Increase (decrease) in accrued payroll and employee benefits	367	(578)
Changes in uncertain tax position	325	387
Decrease in other accounts payable	(10)	(50)
Net cash used in operating activities	(15,302)	(17,007)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of issuance cost of $3	$-	$44
Issuance of shares upon merger, net of issuance costs	20,001	-
Net cash provided by financing activities	$20,001	$44
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(41)	-
Increase (decrease) in cash and cash equivalents and restricted cash	4,658	(16,963)
Cash and cash equivalents and restricted cash at beginning of the period	2,724	37,339
Cash and cash equivalents and restricted cash at end of the period	$7,382	20,376
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Lease liabilities arising from new right-of-use assets	-	537
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Tax paid in cash	$284	$182

Reconciliation of cash, cash equivalents and restricted cash

	June 30,	June 30,
	2023	2022
Cash and cash equivalents	$7,079	$20,059
Restricted bank deposits	106	111
Restricted bank deposits in other assets	197	206
Cash and cash equivalents and restricted cash at end of the period	$7,382	$20,376

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

AYALA PHARMACEUTICALS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES (continued):

Fair Value Allocation

The following sets forth the fair value of acquired identifiable assets and assumed liabilities of former Advaxis which includes preliminary adjustments to reflect the fair value of intangible assets acquired (in thousands) as of January 19, 2023:

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

The following unaudited table provides certain pro forma financial information for the Company as if the Merger occurred on January 1, 2022 (in thousands except per share amounts):

	Six months ended June 30, 2023	Six months ended June 30, 2022*
	Unaudited	Unaudited
Revenue	$13	$746
Net loss	$(15,591)	$(23,405)

	Three months ended June 30, 2023	Three months ended June 30, 2022*
	Unaudited	Unaudited
Revenue	$9	$288
Net loss	$(8,699)	$(13,087)

*The pro forma amounts above are derived from historical numbers of the Company and Old Ayala. The results of operations for the three and six months ended June 30, 2022 include the operations of the Company for the period from January 31, 2022 to April 31, 2022 and November 1, 2021 to April 31, 2022, respectively which was the first six months of fiscal year 2022 prior to the change in our fiscal year end from October 31 to December 31, which change was effected in January 2023.

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

AYALA PHARMACEUTICALS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES (continued):

Going Concern

The Company has incurred recurring losses since inception as a research and development organization and has an accumulated deficit of $165.2 million as of June 30, 2023. For the six months ended June 30, 2023, the Company used approximately $15.3 million of cash in operations. The Company has relied on its ability to fund its operations through public and private equity financings. The Company expects operating losses and negative cash flows to continue at significant levels in the future as it continues its clinical trials. As of June 30, 2023, the Company had approximately $7.1 million in cash and cash equivalents, which, without additional funding, the Company believes will not be sufficient to meet its obligations within the next twelve months from the date of issuance of these condensed consolidated financial statements. The Company plans to continue to fund its operations through public or private debt and equity financings, but there can be no assurances that such financing will continue to be available to the Company on satisfactory terms, or at all. If the Company is unable to obtain funding, the Company would be forced to delay, reduce, or eliminate its research and development programs, which could adversely affect its business prospects, or the Company may be unable to continue operations. As such, those factors raise substantial doubt about the Company’s ability to continue as a going concern.

The unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Therefore, the unaudited condensed consolidated financial statements for the six months ended June 30, 2023, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopt ASU 2021-08 on January 1, 2023, and will apply this new guidance to all business combinations consummated subsequent to this date. Currently, this ASU has no impact on the Company’s consolidated financial statements.

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

Revenue associated with the research and development services in the amount of approximately $13 and $9 thousands was recognized in the six and three months ended June 30, 2023, respectively.

Revenue associated with the research and development services in the amount of approximately $496 and $38 thousands was recognized in the six and three months ended June 30, 2022, respectively.

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

AYALA PHARMACEUTICALS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3—TAX

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority. As of June 30, 2023 and December 31, 2022, the Company has recorded an uncertain tax position liability exclusive of interest and penalties of $1.6 million and $1.3 million, respectively, which were classified as other accounts payable. As of June 30, 2023 and December 31, 2022, the Company accrued interest related to uncertain tax positions of $90 thousand and $79 thousand, respectively. The interest is recorded as part of financial expenses. These uncertain tax positions would impact the Company’s effective tax rate, if recognized. A reconciliation of the Company’s unrecognized tax benefits is below:

	Six months Ended June 30, 2023	Year ended December 31, 2022
	(In thousands)	(In thousands)
Uncertain tax position at the beginning of the period	$1,323	$858
Additions for uncertain tax position of prior years (foreign exchange and interest)	24	36
Subtractions for tax positions of previous period	(7)
Additions for tax positions of current period	308	429
Uncertain tax position at the end of the period	$1,648	$1,323

The Company files U.S. federal, various U.S. state and Israeli income tax returns. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. In the United States and Israel, the 2018 and subsequent tax years remain subject to examination by the applicable taxing authorities as of June 30, 2023.

In March 2023, the Company received $4,675 thousand of proceeds from the sale of our Net Operating Losses (“NOLs”) under the State of New Jersey NOL Transfer Program. This was recorded as a tax benefit and offset against income tax expense in the consolidated statement of operations.

NOTE 4 – COMMON STOCK PURCHASE WARRANTS AND WARRANT LIABILITY

Common Stock Rights

The Common Stock Rights confer upon the holders the right to vote in annual and special meetings of the Company, and to participate in the distribution of the surplus assets of the Company upon liquidation of the Company.

Warrants

As of June 30, 2023, there were 465,271 warrants outstanding of which 290,206 were exercisable warrants to purchase shares of our common stock, with exercise prices ranging from $2.79 to $224.00 per share. As of December 31, 2022, there were outstanding and exercisable warrants to purchase 337,320*, shares of our common stock with exercise prices ranging from $0.05* to $96.58* per share. Information on the outstanding warrants as of June 30, 2023 is as follows:

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

AYALA PHARMACEUTICALS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4 – COMMON STOCK PURCHASE WARRANTS AND WARRANT LIABILITY (continued):

As of June 30, 2023, the Company had 289,327 of its total 465,271 outstanding warrants classified as equity (equity warrants). As of December 31, 2022, all outstanding warrants were classified as equity (equity warrants). At issuance, equity warrants are recorded in Additional Paid-In Capital in the shareholders equity section of the consolidated balance sheets.

A summary of warrant activity was as follows (in thousands, except share and per share data):

	Shares		Weighted Average Exercise Price		Weighted Average Remaining Contractual Life In Years	Aggregate Intrinsic Value
Outstanding and exercisable warrants at December 31, 2022	337,320		$25.08		1.14	$86,613
Issuance of warrants upon Merger	377,818	*	53.45	*
Exercised	(249,867)	*	0.05	*
Outstanding warrants at June 30, 2023	465,271	*	$61.56	*	3.15	$-
Exercisable warrants at June 30, 2023	290,206		$64.92		2.29	$-

*	Exercise price and warrant numbers have been retroactively adjusted for the impact of the Merger, see note 1.

Shares Issued for Warrants Exercises

During the six months ended June 30, 2023, pre-funded warrant holders from the Old Ayala’s February 2019 Offering automatically net exercised 249,867 warrants in exchange for 246,192 shares of the Company’s common stock in accordance with their terms.

Warrant Liability

The warrants issued in the April 2021 Private Placement will become exercisable only on such day, if ever, that is 14 days after the Company files an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock, $0.001 par value per share from 170,000,000 shares to 300,000,000 shares. These warrants expire five years after the date they become exercisable. As of June 30, 2023, such an amendment has not been filed, and thus the warrants have not become exercisable. Accordingly, based on certain indemnification provisions of the securities purchase agreement, the Company concluded that liability classification is warranted. The Company utilized the Black Scholes model to calculate the fair value of these warrants at the merger and reporting date.

The September 2018 Public Offering warrants contain a down round feature, except for exempt issuances as defined in the warrant agreement, in which the exercise price would immediately be reduced to match a dilutive issuance of common stock, options, convertible securities and changes in option price or rate of conversion. As of June 30, 2023, the down round feature was triggered five times and the exercise price of the warrants were reduced from $1,800.00 to $2.79. The warrants require liability classification as the warrant agreement requires the Company to maintain an effective registration statement and does not specify any circumstances under which settlement in other than cash would be permitted or required. In addition, the contract contains an unpermitted adjustment to the exercise price, and therefore precludes an equity classification. As a result, net cash settlement is assumed, and liability classification is warranted. The Company utilized the Black Scholes model to calculate the fair value of these warrants at the merger and reporting date.

In measuring the warrant liability for the warrants issued in the April 2021 Private Placement and September 2018 Public Offering at June 30, 2023, the Company used the following inputs in its Black Scholes model:

	June 30, 2023	January 19, 2023
Exercise Price	$55.73	$55.73
Stock Price	$1.00	$2.95
Expected Term	4.98 years	4.98 years
Volatility %	125%	117%
Risk Free Rate	4.14%	3.60%

For the six months ended June 30, 2023, the Company reported a gain of approximately $136 due to changes in the fair value of the warrant liability.

NOTE 5—FAIR VALUE MESUREMENTS

The company did not have any fair value measurements in June 30, 2022 :. The following table provide the liabilities carried at fair value measured on a recurring basis as of June 30, 2023

Fair Value Measured at June 30, 2023
	Level 1	Level 2	Level 3	Total

Financial liabilities at fair value:
Long term warrant liablity	$-	$-	$67	$67
Total financial liabilities at fair value	$-	$-	$67	$67

AYALA PHARMACEUTICALS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENT LIABILITIES

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

The Company has the following operating ROU assets and lease liabilities:

	June 30, 2023
	ROU assets	Lease liabilities
Offices	$1,266	$1,454
Cars	124	88
Total operating leases	$1,390	$1,542

	December 31, 2022
	ROU assets	Lease liabilities
Offices	$1,273	$1,612
Cars	189	139
Total operating leases	$1,462	$1,751

	June 30, 2023	December 31, 2022
	Lease liabilities	Lease liabilities
Current lease liabilities	$542	$419
Non-current lease liabilities	1,000	1,332
Total lease liabilities	$1,542	$1,751

The following table summarizes the lease costs recognized in the condensed consolidated statement of operations:

	For six months ended	For six months ended
	June 30, 2023	June 30, 2022
Operating lease cost	$269	$221
Variable lease cost	6	10
Total lease cost	$275	$231

	For three months ended	For three months ended
	June 30, 2023	June 30, 2022
Operating lease cost	$143	$109
Variable lease cost	2	-
Total lease cost	$145	$109

As of June 30, 2023, the weighted-average remaining lease term and weighted-average discount rate for operating leases are 2.7 years and 7.4%, respectively.

AYALA PHARMACEUTICALS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENT LIABILITIES (continued):

The following table summarizes the future payments of the Company for its operating lease liabilities:

June 30, 2023
2023 (from July 1)	$225
2024	380
2025	318
2026	308
2027	308
After 2027	411
Total undiscounted lease payments	$1,950
Less: Interest	408
Total lease liabilities – operating	$1,542

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

AYALA PHARMACEUTICALS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENT LIABILITIES (continued):

The Company is required to make payment to BMS upon the achievement of certain development or regulatory milestone events of up to $95 million in the aggregate with respect to the first BMS Licensed Compound to achieve each such event and up to $47 million in the aggregate with respect to each additional BMS Licensed Compound to achieve each such event. The Company is also obligated to pay BMS payments of up to $50 million in the aggregate for each BMS Licensed Product that achieves certain sales-based milestone events and tiered royalties on net sales of each BMS Licensed Product by the Company or its affiliates or sublicensees at rates ranging from a high single-digit to low teen percentage, depending on the total annual worldwide net sales of each such Licensed Product. If the Company sublicenses or assigns any rights to the licensed patents, the BMS Licensed Compounds and/or the BMS Licensed Products, the Company is required to share with BMS a portion of all consideration received from such sublicense or assignment, ranging from a mid-teen to mid-double-digit percentage, depending on the development stage of the most advanced BMS Licensed Compound or BMS Licensed Product that is subject to the applicable sublicense or assignment, but such portion may be reduced based on the milestone or royalty payments that are payable by the Company to BMS under the BMS License Agreement.

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

NOTE 6—COMMITMENTS AND CONTINGENT LIABILITIES (continued):

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

Purported Stockholder Claims

Purported Stockholder Claims Related to Proposed 2021 Transaction with Biosight

During 2021, the Company and Biosight entered into an Agreement and Plan of Merger and Reorganization contemplating a combination of the two companies, which transaction was ultimately not consummated. Between September 16, 2021, and November 4, 2021, the Company received demand letters on behalf of six purported stockholders of the Company, alleging that the Company failed to disclose certain matters in the Registration Statement, and demanding that the Company disclose such information in a supplemental disclosure filed with the SEC. On October 14, 2021, the Company filed an amendment to the Registration Statement and on November 8, 2021, the Company made certain other additional disclosures that mooted the demands asserted in the above-referenced letters. The six plaintiffs have made settlement demands. On May 20, 2022, the Company and one of the plaintiffs reached a settlement agreement. The other plaintiffs have abandoned their claims and the Company will not make further disclosure regarding this matter absent a material change in circumstances.

AYALA PHARMACEUTICALS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENT LIABILITIES (continued):

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

The Complaint asserts claims against all defendants under Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 14a-9 promulgated thereunder for omitting or misrepresenting material information from Old Ayala’s Proxy Statement and against the individual defendants under Section 20(a) of the Exchange Act for alleged “control person” liability with respect to such alleged omissions and misrepresentations. The allegations in the Complaint include that the Proxy Statement omitted material information regarding Old Ayala’s financial projections and the financial analyses of Old Ayala’s financial advisor for the Merger. The Complaint seeks, among other relief, (1) to enjoin defendants from consummating the Merger; (2) to enjoin a vote on the Merger; (3) to rescind the Merger Agreement or recover damages, if the Merger is completed; (4) a declaration that defendants violated Sections 14(a) or 20(a) and Rule 14a-9 of the Exchange Act; and (5) attorneys’ fees and costs. The complaint was never served on all defendants.

In addition, approximately nine purported stockholders of Old Ayala sent letters to those noted in the above-referenced Complaint alleging similar deficiencies in Old Ayala’s Proxy Statement (collectively, the “Demand Letters”).

At this time, the Company is unable to predict the likelihood of an unfavorable outcome with respect to the Complaint and the Demand Letters.

NOTE 7— SUBSEQUENT EVENTS

On July 26, 2023, the Company and its wholly owned subsidiary organized under the laws of the State of Israel, Advaxis Israel Ltd. (“Merger Sub”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) signed a merger agreement with Biosight Ltd. (“Biosight”), a privately-held Israeli pharmaceutical company developing innovative therapeutics for hematological malignancies and disorders. Under the terms of the Merger Agreement, Merger Sub will merge (the “Biosight Merger”) with and into Biosight, with Biosight being the surviving entity as a wholly owned subsidiary of the Company. Upon completion of the Biosight Merger, ownership of the combined company will be split, with 55% ownership going to Biosight stockholders and 45% going to Ayala stockholders. The Merger Agreement has been unanimously approved by the Board of Directors of each company, by all directors entitled to vote. The transaction is expected to close around the end of the third quarter of 2023, subject to regulatory and other conditions including approval of Biosight stockholders.

On August 7, 2023, the Company entered into a convertible note agreement (the “Note”) with ISRAEL BIOTECH FUND I, L.P. The Note provides for the borrowing by the Company of up to $2.0 million dollars, which borrowings are expected to fund on or after September 1, 2023, or sooner under certain circumstances if required, which as of date of this filling have not been met. [The Note is convertible into shares of the Company’s common stock under the terms described in the Note, with the expected mandatory conversion in the event of a PIPE (Private Investment into a Public Entity) with the minimum of $15 Million investment at a price equal to 65% of the lowest price offered in the PIPE.] [Note, this may require some changes to conversion being triggered by the PIPE.]

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

Recent Development

On July 26, 2023, the Company and its wholly owned subsidiary organized under the laws of the State of Israel, Advaxis Israel Ltd. (“Biosight Merger Sub”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Biosight Ltd. (“Biosight”), a privately-held Israeli pharmaceutical company developing innovative therapeutics for hematological malignancies and disorders. Under the terms of the Merger Agreement, Merger Sub will merge (the “Biosight Merger”) with and into Biosight, with Biosight being the surviving entity as a wholly owned subsidiary of the Company. Upon completion of the Biosight Merger, ownership of the combined company will be split, with 55% ownership going to Biosight stockholders and 45% going to Ayala stockholders. The Merger Agreement has been unanimously approved by the Board of Directors of each company. The transaction is expected to close prior to the end of the third quarter of 2023, subject to regulatory and other conditions including approval of Biosight stockholders.

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

We are currently evaluating AL102, our oral GSI for the treatment of desmoid tumors, in our RINGSIDE Phase 2/3 pivotal study. In February 2022, Part A completed enrollment of 42 patients with progressive desmoid tumors in three study arms across three doses of AL102. We reported initial interim data from Part A in July 2022 with additional updated data released at medical conference in September 2022 and June 2023, showing efficacy across all cohorts, with early tumor responses that deepened over time. AL102 was well tolerated. We have initiated Part B of RINGSIDE (Phase 3), and are enrolling patients in an open label extension study. Part B of the study is a double-blind placebo-controlled study enrolling up to 156 patients with progressive disease, randomized between AL102 or placebo. The study’s primary endpoint will be progression free survival, or PFS with secondary endpoints including ORR, duration of response, or DOR and patient reported QOL measures. On September 27, 2022, we announced that FDA has granted Fast Track designation for AL102 for the treatment of progressing desmoid tumors. The FDA grants Fast Track designation to facilitate development and expedite the review of therapies with the potential to treat a serious condition where there is an unmet medical need. A therapeutic that receives Fast Track designation can benefit from early and frequent communication with the agency, in addition to a rolling submission of the marketing application, with potential pathways for expedited approval that have the objective of getting important new therapies to patients more quickly.

On July 5, 2023, Ayala announced that an instructive and successful End-of-Phase-2 (EOP2) meeting with the U.S. Food and Drug Administration (FDA) was concluded. As a result of the meeting, the Company confirmed that it is in agreement with the FDA on key elements of the randomized Phase 3 segment of RINGSIDE. The FDA accepted the Company’s selection of the 1.2 mg once daily dose being evaluated in the currently-enrolling Phase 3 and the completed and proposed clinical pharmacology plan.

In addition, we collaborated with Novartis International Pharmaceutical Limited, or Novartis, to develop AL102 for the treatment of multiple myeloma, or MM, in combination with Novartis’ B-cell maturation antigen, or BCMA, targeting therapies. On June 2, 2022, Novartis informed the Company that Novartis does not intend to exercise its option to obtain an exclusive license for AL102, thereby terminating the agreement. Novartis has informed that initial results from a phase 1 dose-escalation study of WVT078, a BCMA×CD3 bispecific antibody, in combination with AL102 in patients with multiple myeloma will be presented at a medical conference at the end of 2023.

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

Based on available AL101 clinical data in the ACC Notch positive population, Ayala expects to obtain clarity on the potential regulatory registration pathway with FDA by the end of 2023. AL101 was granted Orphan Drug Designation in May 2019 for the treatment of adenoid cystic carcinoma, or ACC, and fast track designation in February 2020 for the treatment of R/M ACC. We reported interim data regarding the most recent safety efficacy, pharmacokinetics, and pharmacodynamics data from Phase 2 of the ACCURACY trial in June 2022 and final topline data will be presented at a medical conference in October 2023.

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

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses were approximately $16.1 million and $18.1 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $165.2 million. We anticipate that our expenses will increase significantly as we:

●	advance our development of AL101 for the treatment of R/M ACC;

●	advance our Phase 2/3 RINGSIDE pivotal trial of AL102 for the treatment of desmoid tumors, or conduct clinical trials for any other product candidates;

●	assuming successful completion of our Phase 2 ACCURACY trial of AL101 for the treatment of R/M ACC, may be required by the FDA to complete Phase 3 clinical trials to support submission of a New Drug Application, or NDA, of AL101 for the treatment of R/M ACC;

●	establish a sales, marketing and distribution infrastructure to commercialize AL101 and/or AL102, if approved, and for any other product candidates for which we may obtain marketing approval;

●	maintain, expand, protect and enforce our intellectual property portfolio;

●	hire additional staff, including clinical, scientific, technical, regulatory operational, financial, commercial and other personnel, to execute our business plan; and

●	add clinical, scientific, operational, financial and management information systems and personnel to support our product development and potential future commercialization efforts, and to enable us to operate as a public company.

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

As of June 30, 2023, we had cash and cash equivalents of approximately $7.1 million. Due to the uncertainty in securing additional funding, and the insufficient amount of cash and cash equivalent resources on June 30, 2023, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q. See “— Liquidity and Capital Resources.” Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. We will need to generate significant revenues to achieve profitability, and we may never do so. Because of the numerous risks and uncertainties associated with the development of our current and any future product candidates, the development of our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses required for completing the research and development of our product candidates.

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

Results of Operations (in thousands, except share and per share amounts)

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for six months ended June 30, 2023 and 2022. The results of operations for the six months ended June 30, 2023, reflect the operations of the post-Merger combined company for the period from January 20, 2023 to June 30, 2023. The results of operations for the six months ended June 30, 2022, reflect the operations solely of Old Ayala, which was the accounting acquirer in the Merger.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues from licensing agreement and others	$9	$38	$13	$496
Cost of services	(9)	(38)	(13)	(406)
Gross profit	—	—	—	90
Operating expenses:
Research and development	5,723	5,580	12,988	13,083
General and administrative	2,763	2,272	7,367	4,705
Operating loss	(8,486)	(7,852)	(20,355)	(17,698)
Financial (loss) income, net	(86)	(42)	215	40
Loss before income tax	(8,572)	(7,894)	(20,140)	(17,658)
Taxes on income	(127)	(214)	4,080	(403)
Net loss	(8,699)	(8,108)	(16,060)	(18,061)
Net loss per share attributable to common stockholders, basic and diluted	$(1.82)	$(2.83)	$(3.51)	$(6.30)
Weighted average common shares outstanding, basic and diluted*	4,776,344	2,869,612	4,580,661	2,868,499

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

For the six months ended June 30, 2023 and 2022, we recognized approximately $13 thousand in revenue and $496 thousand in revenue, respectively, mainly as a result of the Novartis Agreement. For the three months ended June 30, 2023 and 2022, we recognized approximately $9 thousand in revenue and $38 thousand in revenue, respectively, mainly as a result of the Novartis Agreement.

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

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Research and development	$12,988	$13,083	$(95)	(1)%

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Research and development	$5,723	$5,580	$143	2.6%

Research and development expenses were $13.0 million for the six months ended June 30, 2023 compared to $13.1 million for the six months ended June 30, 2022. The decrease was due to the termination of the TENACITY trial and winding down of the ACCURACY trial offset by expenses incurred by the programs of former Advaxis.

Research and development expenses were $5.7 million for the three months ended June 30, 2023 compared to $5.6 million for the three months ended June 30, 2022. The increase was due to expenses incurred by the programs of former Advaxis, offset by the termination of the TENACITY trial and winding down of the ACCURACY trial.

The following table summarizes our research and development expenses by product candidate or development program for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Program-Specific Costs:
AL 101
ACC	492	801	1,253	1,763
TNBC (1)	65	1,200	887	2,534
General expenses	104	474	1,093	1,176
AL 102
General expenses	1,164	61	1,482	180
Desmoid	1,973	3,044	4,637	7,430
Other R&D expenses	1,925	-	3,636	-
Total research and development expenses	$5,723	$5,580	$12,988	$13,083

(1)	As part of our efforts to focus our resources on the more advanced programs and studies including the RINGSIDE study in desmoid tumors and the ACCURACY study for ACC, we elected to cease the TENACITY trial, which was evaluating AL101 as a monotherapy in an open-label Phase 2 clinical trial for the treatment of patients with Notch-activated R/M TNBC.

We expect our research and development expenses to increase for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials.

General and Administrative Expenses	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	($ in thousands)
General and Administrative	$7,367	$4,705	$2,662	57%

General and Administrative Expenses	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	($ in thousands)
General and Administrative	$2,763	$2,272	$491	22%

General and administrative expenses were $7.4 million for the six months ended June 30, 2023 compared to $4.7 million for the six months ended June 30, 2022. The increase was mainly due to severance agreement obligations recognized in the period to former executives of $0.9 million in salary compensation and $01.1 million in stock-based compensation due to acceleration of options as part of severance agreement.

General and administrative expenses were $2.8 million for the three months ended June 30, 2023, compared to $2.3 million for the three months ended June 30, 2022. The increase was mainly due one time legal expenses in relation to the Biosight merger.

Financial Loss, net

Financial income, net was $215 thousand for the six months ended June 30, 2023 compared, $40 thousand for the six months ended June 30, 2022. Financial loss, net was $86 thousand for the three months ended June 30, 2023 compared to $42 thousand for the three months ended June 30, 2022.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net losses were approximately $16.1 million for the six months ended June 30, 2023. As June 30, 2023, we had an accumulated deficit of $165.2 million.

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

In June 2021, Old Ayala entered into an Open Market Sales Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as sales agent, pursuant to which Old Ayala was able to, from time to time, issue and sell common stock with an aggregate value of up to $200.0 million in “at-the-market” offerings (the “ATM”), under a registration statement on Form S-3 filed with the SEC. Sales of common stock, if any, pursuant to the Sales Agreement, could be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through The Nasdaq Global Market or on any other existing trading market for our common stock. During the six months ended June 30, 2022, Old Ayala sold a total of 918 shares of its common stock for total gross proceeds of approximately $47 thousand.

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

As of June 30, 2023, we had cash and cash equivalents of approximately $7.1 million.

Cash Flows

The following table summarizes our cash flow for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	($ in thousands)
Cash flows (used in) provided by:
Operating activities	(15,302)	(17,007)
Investing activities	-	-
Financing activities	20,001	44
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(41)	-
Increase (decrease) in cash and cash equivalents and restricted cash	4,658	(16,963)

*	Common Stock, Common Stock, warrant exercise price and per share data have been retroactively adjusted for the impact of the Merger, see note 1 of Finical Statements.

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2023 of approximately $15.3 million was primarily attributable to our net loss of $16.1 million, adjusted for non-cash expenses of $1.3 million, which includes stock-based compensation of $1.2 million, and a net increase in working capital of $0.5 million.

Net cash used in operating activities during the six months ended June 30, 2022 of approximately $17.0 million was primarily attributable to our net loss of $18.1 million, adjusted for non-cash expenses of $1.5 million, which includes stock-based compensation of $1.4 million, and a net increase in working capital of $0.4 million.

Investing Activities

We did not have any cash provided by investing activities during the six months ended June 30, 2023 and 2022.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2023 of $20.0 million is attributable to the merger between the Company and Old Ayala.

Net cash provided by financing activities during the six months ended June 30, 2022 of $44 thousand was attributable to sales of securities by Old Ayala.

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

As of June 30, 2023, we had cash and cash equivalents of $7.1 million. We evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. Due to the uncertainty in securing additional funding, and the insufficient amount of cash and cash equivalent resources at June 30, 2023, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Report on Form 10-Q. Our future capital requirements will depend on many factors, including:

●	the costs of consummating the Merger and our ability to consummate the Merger with Biosight.;

●	our receipt of funds pursuant to bridge financing arrangements that we have recently entered into

●	the costs of conducting future clinical trials of AL102;

●	the cost of manufacturing additional material for future clinical trials of AL102;

●	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop or acquire, if any;

●	the costs, timing and outcome of regulatory review of our product candidates;

●	the achievement of milestones or occurrence of other developments that trigger payments under any current or future license, collaboration or other agreements;

●	the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining, protecting and enforcing our intellectual property rights and defending intellectual property-related claims;

●	our headcount growth and associated costs as we expand our business operations and our research and development activities; and

●	the costs of operating as a public company.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

[NOTE: The below disclosure may be subject to revision with respect to references to the PIPE.]

On August 7, 2023, the Company issued a Senior Secured Convertible Promissory Note (the “Note”) to Israel Biotech Fund I, L.P. (the “Holder”) with a principal amount of up to $2,000,000. In connection with the Note, the Company also entered into or provided a Security Agreement (the “Security Agreement”) and exhibits in support thereof (together with the Purchase Agreement, the Security Agreement and the Subsidiary Guarantee, the “Transaction Documents”) concurrent with the issuance of the Note. The Company’s obligations under the Note are guaranteed by its subsidiary, Old Ayala, Inc.

General. The Holder shall fund advances under the Note on or after September 1, 2023 upon the Company making a drawdown request to the Holder, subject to exceptions for receiving advances prior to such date and subject to exceptions allowing the Holder to make or withhold advances in its sole discretion under certain circumstances, in each case as set forth in the Note. The Company shall pay interest to the Holder quarterly in kind (unless the Company otherwise elects to pay interest to the Holder quarterly in cash) on the principal amount of the Note at a rate equal to (i) the daily simple Secured Overnight Financing Rate (SOFR) plus (ii) 2%, per annum (subject to certain adjustments, as provided therein). The Note’s maturity date is August 7, 2028, or such earlier date as the Note is converted or required to be repaid as provided therein. The Note is required to be senior to all the Company’s other indebtedness other than the permitted indebtedness as specified in the Note.

Security. The Note is secured by substantially all the Company’s existing and future assets, pursuant to the Security Agreement by and between the Company and the Holder.

Guarantee. The obligations under the Note are guaranteed by certain of the Company’s existing and future domestic material subsidiaries (“U.S. Significant Subsidiaries”), pursuant to the Subsidiary Guarantee by an existing U.S. Significant Subsidiary in favor of the Holder.

Conversion. All or any portion of the principal amount of the Note, plus accrued and unpaid interest and any charges thereon, is voluntarily convertible at any time, in whole or in part, at the Holder’s option, into shares of the Company’s common stock (“Common Stock”) at a conversion price equal to the lower of the Common Stock’s price per share as of market close on August 7, 2023 and the Common Stock’s price per share as of the close of market on the trading date immediately prior to the date the Holder delivers a notice of conversion, subject to adjustment as set forth therein. The Note imposes penalties on the Company for any failure to timely deliver any shares of the Company’s common stock issuable upon conversion. All of the principal amount of the Note, plus accrued and unpaid interest and any charges thereon, shall automatically convert, in whole and not in part, into shares of Common Stock upon the occurrence of certain private investments in public equity transactions involving shares of Common Stock (“PIPE Transaction”). Upon a conversion in connection with a PIPE Transaction whether as a voluntary conversion or an automatic conversion, the conversion price shall equal to 65% of the lowest price per share offered in the PIPE Transaction.

Warrants. In the event that the Holder converts principal under the Note into shares of Common Stock (other than in connection with a PIPE Transaction), the Company shall issue to the Holder a Common Stock Purchase Warrant in the form attached to the Note on the terms and subject to the conditions as set forth therein; provided that if a PIPE Transaction entails the issuance of warrants or similar instruments to the investors in such PIPE Transaction, then the Holder shall be entitled to receive, upon conversion of the Note, warrants on the same terms issuable in the PIPE Transaction, with the number of warrants to be issued to Holder being calculated as set forth in the Note.

Events of Default. The Note provides for certain events of default that are typical for a transaction of this type, including, among other things, failure to pay when due amounts under the note and any breach of the covenants described below. In connection with any event of default that results in the eventual acceleration of the Note and while it is continuing, the interest rate on the Note shall accrue at an interest rate equal to the lesser of 3% per annum or the maximum rate permitted under applicable law.

Covenants. The Company will be subject to certain customary covenants regarding the incurrence and repayment of indebtedness, the creation of liens, and the making of distributions, redemptions and other restricted payments, changes in the nature of the business, violations of law, and transactions with affiliates, among other customary matters.

The Note and the Security Agreement are attached hereto as Exhibits 4.1 and 10.1, respectively, and are incorporated herein by reference. The foregoing description of the Transaction Documents does not purport to be complete and is qualified in its entirety by reference to such exhibits.

The Note and the Security Agreement have been included to provide investors and security holders with information regarding their terms. The documents are not intended to provide any other factual information about the Company. The Transaction Documents contain representations, warranties and covenants and customary for similar transactions. Such representations, warranties and covenants are being made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements, may in some cases be made solely for the allocation of risk between the parties and may be subject to limitations agreed upon by the contracting parties.

The Note, and the shares of the Company’s common stock issuable upon conversion or in payment thereof, are being offered and sold pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof, for the sale of securities not involving a public offering.

Item 6. Exhibits.

[NOTE: Redactions to the exhibits may be necessary with respect to references to the PIPE.]

Filed/
Exhibit					Filing	Furnished
Number	Description	Form	File No.	Exhibit	Date	Herewith
4.1	Senior Secured Convertible Promissory Note, dated August 7, 2023, by and between Ayala Pharmaceuticals, Inc. and Israel Biotech Fund I, L.P.					*
10.1	Security Agreement, dated August 7, 2023, by and between Ayala Pharmaceuticals, Inc. and Israel Biotech Fund I, L.P.					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYALA Pharmaceuticals, Inc.

Date: August 10, 2023	By:	/s/ Kenneth Berlin
Kenneth Berlin
President Chief Executive Officer
(principal executive officer)

Date: August 10, 2023	By:	/s/ Igor Gitelman
Igor Gitelman
Interim Chief Financial Officer
(principal financial and accounting officer)

