Form 10-Q
period 2023-09-30
Ayala Pharmaceuticals, Inc.
filed 2023-11-20
CIK 1100397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number: 001-36138

AYALA PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	02-0563870
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

9 Deer Park Drive, Suite K-1
Monmouth Junction, NJ	08852
(Address of principal executive offices)	(Zip Code)

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

The registrant had 10,751,792 shares of common stock, par value $0.001 per share, outstanding as of November 11, 2023.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report, including without limitation statements relating to our development of AL101 and AL102, our ability to continue as a going concern, our future capital needs and our need to raise additional funds, recently completed merger with Biosight Ltd., the promise and potential impact of our preclinical or clinical trial data, the timing of and plans to initiate additional clinical trials of AL101 and AL102, and the timing and results of any clinical trials or readouts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

ii

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

AYALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,123	$2,408
Short-term restricted bank deposits	102	110
Trade receivables	-	234
Prepaid expenses and other current assets	2,327	436
Total current assets	4,552	3,188
LONG-TERM ASSETS:
Deferred issuance costs	-	1,953
Operating lease right of use asset	1,276	1,462
Intangible assets, net	107	-
Property and equipment, net	845	960
Other assets	$201	$206
Total long-term assets	2,429	4,581
Total assets	$6,981	$7,769
LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Trade payable	$5,056	$4,080
Operating lease liabilities	480	419
Accrued expenses	1,556	551
Accrued payroll and employee benefits	1,231	994
Other accounts payable	204	169
Total current liabilities	8,527	6,213
LONG TERM LIABILITIES:
Long-term warrant liability	65	-
Convertible Note	2,068	-
Uncertain tax position	1,630	1,323
Long-term operating lease liabilities	932	1,332
Total long-term liabilities	$4,695	$2,655
STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common Stock of $0.001 par value per share; 170,000,000 and 37,480,000 shares authorized on September 30, 2023 (unaudited) and on December 31, 2022, respectively; 4,838,322 and 2,775,906 shares issued and on September 30, 2023 (unaudited) and December 31, 2022, respectively; 4,788,091 and 2,695,067 shares outstanding on September 30, 2023 (unaudited) and December 31, 2022, respectively.*	$5	$3
Additional paid-in capital*	166,307	148,052
Accumulated deficit	(172,553)	(149,154)
Total stockholders’ equity (deficiency)	(6,241)	(1,099)
Total liabilities and stockholders’ equity (deficiency)	$6,981	$7,769

See accompanying notes to unaudited condensed consolidated financial statements.

*	Common Stock, additional paid-in capital and per share data have been retroactively adjusted for the impact of the January 2023 merger between Old Ayala, Inc. (f/k/a Ayala Pharmaceuticals, Inc.) and Ayala Pharmaceutical, Inc.(f/k/a Advaxis, Inc.). See note 1

AYALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share & per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues from licensing agreement and others	$-	$91	$13	$587
Cost of services	-	(91)	(13)	(497)
Gross profit	—	—	—	90
Operating expenses:
Research and development	5,683	7,199	18,671	20,282
General and administrative	1,448	2,881	8,815	7,586
Operating loss	(7,131)	(10,080)	(27,486)	(27,778)
Financial (loss) income, net	(143)	1	72	41
Loss before income tax	(7,274)	(10,079)	(27,414)	(27,737)
Taxes on income	(65)	(106)	4,015	(509)
Net loss	(7,339)	(10,185)	(23,399)	(28,246)
Net loss per share attributable to common stockholders, basic
and diluted	$(1.53)	$(3.51)	$(5.03)	$(9.81)
Weighted average common shares outstanding, basic and diluted*	4,784,474	2,901,478	4,648,599	2,879,465

See accompanying notes to unaudited condensed consolidated financial statements.

*	Common Stock, additional paid-in capital and per share data have been retroactively adjusted for the impact of the January 2023 merger between Old Ayala, Inc. (f/k/a Ayala Pharmaceuticals, Inc.) and Ayala Pharmaceutical, Inc.(f/k/a Advaxis, Inc.). See note 1

AYALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited)

(In thousands, except share and per share amounts)

			Additional		Total
	Common Stock**		Paid-in	Accumulated	Stockholders’ Equity
	Number	Amount	Capital**	Deficit	(Deficiency)
Balance as of December 31, 2021	2,615,360	$3	$145,296	$(111,141)	$34,158
Vested restricted shares	6,658	-	-	-	-
Share based compensation	-	-	1,914	-	1,914
Proceeds from issuance of common stock, net of issuance cost of $3	58,172	*	512	-	512
Net loss	-	-	-	(28,246)	(28,246)
Balance as of September 30, 2022	2,680,190	$3	147,722	$(139,387)	$8,338

Balance as of December 31, 2022	2,695,067	3	148,052	(149,154)	(1,099)
Vested restricted shares	30,882	-	-	-	-
Share based compensation	-	-	1,308	-	1,308
Issuance of shares upon January 2023 Merger, net of issuance costs of $3,153	2,062,143	2	16,947	-	16,949
Net loss	-	-	-	(23,399)	(23,399)
Balance as of September 30, 2023	4,788,092	$5	$166,307	$(172,553)	$(6,241)

			Additional		Total
	Common Stock**		Paid-in	Accumulated	Stockholders’
	Number	Amount	Capital**	Deficit	Equity
Balance as of June 30, 2022	2,620,716	$3	$146,738	$(129,202)	$17,539
Vested restricted shares	2,220	-	-	-	-
Share based compensation	-	-	516	-	516
Proceeds from issuance of common stock, net of issuance cost of $3	57,254	*	468	-	468
Net loss	-	-	-	(10,185)	(10,185)
Balance as of September 30, 2022	2,680,190	$3	147,722	$(139,387)	$8,338

Balance as of June 30, 2023	4,779,826	5	166,218	(165,214)	1,009
Vested restricted shares	8,266	-	-	-	-
Share based compensation	-	-	89	-	89
Net loss	-	-	-	(7,339)	(7,339)
Balance as of September 30, 2023	4,788,092	$5	$166,307	$(172,553)	$(6,241)

See accompanying notes to unaudited condensed consolidated financial statements.

*	Represents an amount lower than $1.

**	All of the Common Stock and per share data have been retroactively adjusted for the impact of the January 2023 merger between Old Ayala, Inc. (f/k/a Ayala Pharmaceuticals, Inc.) and Ayala Pharmaceutical, Inc.(f/k/a Advaxis, Inc.). See note 1

AYALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,399)	$(28,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Shared based compensation	1,308	1,914
Depreciation and Amortization	143	121
Asset write-downs	28	-
Remeasurement of long term warrant liability	(138)	-
Remeasurement of convertible note	68	-
Loss from exchange rate fluctuation	26	-
(Increase) decrease in prepaid expenses and other assets	(1,590)	1,106
Decrease (increase) in trade receivables	234	(129)
Increase (decrease) in trade payables	1,225	(888)
Decrease in operating lease right-of-use assets	255	220
Decrease in operating lease liabilities	(409)	(568)
Increase (decrease) in accrued expenses	(573)	330
Increase (decrease) in accrued payroll and employee benefits	197	(618)
Changes in uncertain tax position	307	542
Increase (decrease)in other accounts payable	35	(126)
Net cash used in operating activities	(22,283)	(26,342)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of issuance cost of $3	$-	$512
Proceeds from issuance of convertible note	2,000	-
Issuance of shares upon Merger, net of issuance costs	20,001	-
Net cash provided by financing activities	$22,001	$512
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26)
Decrease in cash and cash equivalents and restricted cash	(308)	(25,830)
Cash and cash equivalents and restricted cash at beginning of the period	2,724	37,339
Cash and cash equivalents and restricted cash at end of the period	$2,416	11,509
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Lease liabilities arising from new right-of-use assets	-	537
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Tax paid in cash	$286	$182

Reconciliation of cash, cash equivalents and restricted cash

	September 30,	September 30,
	2023	2022
Cash and cash equivalents	$2,123	$11,195
Restricted bank deposits	102	110
Restricted bank deposits in other assets	191	204
Cash and cash equivalents and restricted cash at end of the period	$2,416	$11,509

See accompanying notes to unaudited condensed consolidated financial statements

AYALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1—GENERAL

In these financial statements, unless otherwise stated or the context otherwise indicates, references to “New Ayala,” the “Company,” “we,” “us,” “our” and similar references refer to Ayala Pharmaceuticals, Inc., a Delaware corporation, which prior to the change of its name effected on January 19, 2023, was known as Advaxis, Inc. The name change was affected in connection with the January 2023 Merger, as described below. References to “former Advaxis” refer to our company solely in the period prior to the January 2023 Merger.

Prior to the January 2023 Merger, we were a clinical-stage biotechnology company focused on the development and commercialization of proprietary Listeria monocytogenes (“Lm”)-based antigen delivery products. These efforts utilized our Lm platform directed against tumor-specific targets in order to engage the patient’s immune system to destroy tumor cells. Through a license from the University of Pennsylvania, we have exclusive access to this proprietary formulation of attenuated Lm called Lm TechnologyTM.

Following the January 2023 Merger, we are primarily a clinical-stage oncology company focused on developing and commercializing small molecule therapeutics for patients suffering from rare and aggressive cancers, primarily in genetically defined patient populations. Our differentiated development approach is predicated on identifying and addressing tumorigenic drivers of cancer, through a combination of our bioinformatics platform and next-generation sequencing to deliver targeted therapies to underserved patient populations. Our current portfolio of product candidates, AL101 and AL102, targets the aberrant activation of the Notch pathway using gamma secretase inhibitors. Gamma secretase is the enzyme responsible for Notch activation and, when inhibited, turns off the Notch pathway activation. Aberrant activation of the Notch pathway has long been implicated in multiple solid tumor and hematological cancers and has often been associated with more aggressive cancers. In cancers, Notch is known to serve as a critical facilitator in processes such as cellular proliferation, survival, migration, invasion, drug resistance and metastatic spread, all of which contribute to a poorer patient prognosis. AL101 and AL102 are designed to address the underlying key drivers of tumor growth, and our initial Phase 2 clinical data of AL101 suggest that our approach may address shortcomings of existing treatment options. We believe that our novel product candidates, if approved, have the potential to transform treatment outcomes for patients suffering from rare and aggressive cancers. We also continue to conduct certain operations relating to former Advaxis’ operations as a clinical-stage biotechnology company focused on the development and commercialization of proprietary Listeria monocytogenes (“Lm”)-based antigen delivery products. These efforts are primarily focused on the development of ADXS-504, a Lm-based therapy for early-stage prostate cancer.

In 2017, the Company entered into an exclusive worldwide license agreement with respect to AL101 and AL102. See note 5.

Going Concern

The Company has incurred recurring losses since inception as a research and development organization and has an accumulated deficit of $172.6 million as of September 30, 2023. For the nine months ended September 30, 2023, the Company used approximately $22.3 million of cash in operations. The Company has relied on its ability to fund its operations through public and private equity financings. The Company expects operating losses and negative cash flows to continue at significant levels in the future as it continues its clinical trials.

As of September 30, 2023, the Company had approximately $2.1 million in cash and cash equivalents, and had approximately $1.6 million, as of the date of filing of this Form 10-Q, following the completion of the financing transactions on November 17, 2023 (the “November 17 Financing”), as described below The Company has limited available cash resources and believes that its current resources will not, without additional funding, be sufficient to meet its current obligations on the date of issuance of these condensed consolidated financial statements, which are estimated at approximately $12 million, and $2 million Convertible note received on August 7, 2023. Also, The Company had deferred payments to its suppliers and its certain former officers starting approximately six months ago. The Company is in the process of obtaining deferrals for its current obligations.

Management has evaluated different strategies to obtain the required funding for future operations, including through public or private debt and equity financings, but despite its efforts, the Company has been unsuccessful, other than the November 17 Financing, in securing additional capital to fund operations and otherwise satisfy creditor obligations. Obtaining additional funding is essential to provide sufficient cash flow to meet current operating requirements. There can be no assurances that such financing will become available to the Company on satisfactory terms, or at all.

In addition to seeking to obtain additional financing, management and the Board are evaluating strategic alternatives that may be available. Should financing not be obtained, or another strategic alternative not consummated, management and the Board may consider other alternatives, including without limitation bankruptcy and liquidation of the Company or an assignment for the benefit of creditors.

AYALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1—GENERAL (continued):

During the three months ended September 30, 2023, the Company had a reduction in workforce in which the employment of approximately 30% of the Company’s employees was terminated. This reduction in workforce has not yet required the Company to cease any major development efforts. Following the reduction in workforce, the Company had 21 employees. The Company expects to be able to meet its financial obligations to its employees and to its creditors only if able to reach agreements on payment terms and secure additional funding. The Company is evaluating additional reductions in costs, including additional reductions in workforce expenses and is also actively working on securing additional funding to help meet current obligations.

If the Company is unable to obtain funding, the Company would be forced to delay, reduce, or eliminate its research and development programs, which could adversely affect its business prospects, or the Company may be unable to continue operations. As such, those factors raise substantial doubt about the Company’s ability to continue as a going concern.

The unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Therefore, the unaudited condensed consolidated financial statements for the nine months ended September 30, 2023, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

On November 17, 2023, the Company issued Senior Convertible Promissory Notes (collectively, the “Senior Convertible Notes”), in an aggregate amount of $4.0 million, to several existing lenders and investors in the Company, including Israel Biotech Fund I, L.P., Israel Biotech Fund II, L.P., Arkin Bio Ventures L.P. and Biotel Limited. The amounts borrowed by the Company under the Senior Convertible Notes are expected to be funded to the Company on or about November 20, 2023. The Senior Convertible Notes are convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at any time at the option of the noteholders, and are subject to mandatory conversion upon certain events. See note 7 for more details.

Merger with Ayala Pharmaceuticals, Inc.

On October 18, 2022, the Company, which at the time was named Advaxis, Inc., entered into a Merger Agreement (the “Merger Agreement”), with an entity then known as Ayala Pharmaceuticals, Inc. (which shortly prior to the closing of the merger in January 2023 changed its name to Old Ayala, Inc., (“Old Ayala”) and Doe Merger Sub, Inc. (“Merger Sub”), a direct, wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement, Merger Sub merged with and into Old Ayala, with Old Ayala continuing as the surviving company and a wholly-owned subsidiary of the Company (the “January 2023 Merger”). Immediately after the January 2023 Merger, former Advaxis stockholders as of immediately prior to the Merger own approximately 37.5% of the outstanding shares of the combined Company and former Old Ayala shareholders own approximately 62.5% of the outstanding shares of the combined Company.

At the effective time of the January 2023 Merger (the “Effective Time”), each share of share capital of Old Ayala issued and outstanding immediately prior to the Effective Time was converted into the right to receive a number of shares of the Company’s common stock, par value $0.001 per share, equal to the exchange ratio, 0.1874 shares of the Company’s common stock per Old Ayala share.

The January 2023 Merger has been accounted for as a reverse merger with Old Ayala as the accounting acquirer and former Advaxis as the accounting acquiree. In identifying Old Ayala as the accounting acquirer, the companies considered ASC 805-10-55 including the structure of the January 2023 Merger, relative outstanding share ownership at closing and the composition of the combined Company’s board of directors and senior management. The financial reporting reflects the accounting from the perspective of Old Ayala (“accounting acquirer”), except for the legal capital, which has been retroactively adjusted to reflect the capital of former Advaxis (“accounting acquiree”) in accordance with ASC 805-40-45. As such, the historical financial information presented is that of Old Ayala as the accounting acquirer in the January 2023 Merger.

Because most of the value of the assets of former Advaxis was in cash and cash equivalents, the January 2023 Merger is treated primarily as a financing transaction for accounting purposes with a small component as a business acquisition. Therefore, no gain or loss is recorded as a result of the January 2023 Merger. Old Ayala’s transaction costs were capitalized and offset against the shareholder’s equity upon the January 2023 Merger, and former Advaxis’ transaction costs were expensed as merger costs. The consolidated financial statements from the closing date of the January 2023 Merger include the assets, liabilities, and results of operations of the combined company.

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

The Company recognized intangible assets related to the January 2023 Merger, which consist of the Patents and License agreements valued at $130 thousand with an estimated useful life of four years. Acquired identifiable finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. The basis of amortization approximates the pattern in which the assets are utilized, over their estimated useful lives. The Company routinely reviews the remaining estimated useful lives of finite-lived intangible assets. In case the Company reduces the estimated useful life for any asset, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life.

These intangible assets are classified as Level 3 measurements within the fair value hierarchy.

AYALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1—GENERAL (continued):

The following unaudited table provides certain pro forma financial information for the Company as if the January 2023 Merger occurred on January 1, 2022 (in thousands except per share amounts):

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2023	2022	*
	Unaudited	Unaudited
Revenue	$13	$837
Net loss	$(23,583)	$(40,308)

	Three months	Three months
	Ended	ended
	September 30,	September 30,
	2023	2022*
	Unaudited	Unaudited
Revenue	$-	$91
Net loss	$(7,992)	$(17,061)

*	The pro forma amounts above are derived from historical numbers of the Company and Old Ayala. The results of operations for the three and nine months ended September 30, 2022 include the operations of the Company for the period from May 1, 2022 to July 31, 2022 and November 1, 2021 to July 31, 2022, respectively which was the first nine months of fiscal year 2022 prior to the change in our fiscal year end from October 31 to December 31, which change was effected in January 2023.

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

NOTE 1—GENERAL (continued):

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

The table below sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders, basic and diluted	(7,339)	(10,185)	(23,399)	(28,246

Weighted average common shares outstanding, basic and diluted*	4,784,474	2,901,478	4,648,599	2,879,465

Warrants	465,271	109,316	465,271	109,316
Stock options	110,860	213,997	110,860	213,997
Anti dilutive shares outstanding which were not included in the diluted calculation	576,131	323,313	576,131	323,313

Net loss per share attributable to common stockholders, basic and diluted	$(1.53)	$(3.51)	$(5.03)	$(9.81)

See note 5 for condition of warrants.

All of the Common Stock, exercise prices and per share data have been retroactively adjusted for the impact of the January 2023 Merger. The shares have been adjusted to the merger ratio of 0.1874.

Fair value of financial instruments

The Company measures and discloses the fair value of financial assets and liabilities in accordance with ASC Topic 820, “Fair Value Measurement.” Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Restricted bank deposits, trade receivables, trade payables are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. Warrants liabilities and convertible note are stated at fair value on a recurring basis.

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

Revenue associated with the research and development services in the amount of approximately $13 thousand in the nine months ended September 30, 2023 while there was no revenue recognized in the three months ended September 30, 2023.

Revenue associated with the research and development services in the amount of approximately $587 and $91 thousands was recognized in the nine and three months ended September 30, 2022, respectively.

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

AYALA PHARMACEUTICALS,

INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3—TAX

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority. As of September 30, 2023 and December 31, 2022, the Company has recorded an uncertain tax position liability exclusive of interest and penalties of $1.6 million and $1.3 million, respectively, which were classified as other accounts payable. As of September 30, 2023 and December 31, 2022, the Company accrued interest related to uncertain tax positions of $103 thousand and $79 thousand, respectively. The interest is recorded as part of financial expenses. These uncertain tax positions would impact the Company’s effective tax rate, if recognized. A reconciliation of the Company’s unrecognized tax benefits is below:

	Nine months	Year
	Ended	ended
	September 30,	December 31,
	2023	2022
	(In thousands)	(In thousands)
Uncertain tax position at the beginning of the period	$1,323	$858
Additions for uncertain tax position of prior years (foreign exchange and interest)	35	36
Subtractions for tax positions of previous period	(7)
Additions for tax positions of current period	279	429
Uncertain tax position at the end of the period	$1,630	$1,323

The Company files U.S. federal, various U.S. state and Israeli income tax returns. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. In the United States and Israel, the 2018 and subsequent tax years remain subject to examination by the applicable taxing authorities as of September 30, 2023.

In March 2023, the Company received $4.7 million of proceeds from the sale of our Net Operating Losses (“NOLs”) under the State of New Jersey NOL Transfer Program. This was recorded as a tax benefit and offset against income tax expense in the consolidated statement of operations.

NOTE 4 – COMMON STOCK PURCHASE WARRANTS AND WARRANT LIABILITY

Common Stock Rights

The Common Stock Rights confer upon the holders the right to vote in annual and special meetings of the Company, and to participate in the distribution of the surplus assets of the Company upon liquidation of the Company.

Warrants

As of September 30, 2023, there were 465,271 warrants outstanding of which 290,206 were exercisable warrants to purchase shares of our common stock, with exercise prices ranging from $2.79 to $224.00 per share. As of December 31, 2022, there were outstanding and exercisable warrants to purchase 337,320*, shares of our common stock with exercise prices ranging from $0.05* to $96.58* per share. Information on the outstanding warrants as of September 30, 2023 is as follows:

	Number of
	Shares
	Underlying
Exercise Price	Warrants		Expiration Date	Type of Financing
$2.79	879		September 2024	September 2018 Public Offering
$224.00	4,092		July 2024	July 2019 Public Offering
$28.00	57,230		November 2025	November 2020 Public Offering
$56.00	140,552		April 2026	April 2021 Registered Direct Offering (Accompanying Warrants)
$56.00	175,065		5 years after the date such warrants become exercisable, if ever	April 2021 Private Placement (Private Placement Warrants)
$96.58	87,453	*	February 2024	February 2021 Private Placement (issued by Old Ayala)
Grand Total	465,271

*	Exercise price and warrant numbers of Old Ayala’s warrants have been retroactively adjusted for the impact of the January 2023 Merger, see note 1

AYALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4 – COMMON STOCK PURCHASE WARRANTS AND WARRANT LIABILITY (continued):

As of September 30, 2023, the Company had 289,327 of its total 465,271 outstanding warrants classified as equity. As of December 31, 2022, all outstanding warrants were classified as equity. At issuance, equity warrants are recorded in additional paid-In capital.

A summary of warrant activity was as follows (in thousands, except share and per share data):

					Weighted
					Average
			Weighted		Remaining
			Average		Contractual Life	Aggregate
	Shares		Exercise Price		In Years	Intrinsic Value
Outstanding and exercisable warrants at December 31, 2022	337,320		$25.08		1.14	$86,613
Issuance of warrants upon January 2023 Merger	377,818	*	53.45	*
Exercised	(249,867	)*	0.05	*
Outstanding warrants at September 30, 2023	465,271	*	$61.56	*	3.15	$-
Exercisable warrants at September 30, 2023	290,206		$64.92		2.29	$-

*	Exercise price and warrant numbers have been retroactively adjusted for the impact of the January 2023 Merger, see note 1.

Shares Issued for Warrants Exercises

During the nine months ended September 30, 2023, pre-funded warrant holders from the Old Ayala’s February 2019 Offering automatically net exercised 249,867 warrants in exchange for 246,192 shares of the Company’s common stock in accordance with their terms.

Warrant Liability

The warrants issued in the April 2021 Private Placement will become exercisable only on such day, if ever, that is 14 days after the Company files an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock, $0.001 par value per share from 170,000,000 shares to 300,000,000 shares. These warrants expire five years after the date they become exercisable. As of September 30, 2023, such an amendment has not been filed, and thus the warrants have not become exercisable. Accordingly, based on certain indemnification provisions of the securities purchase agreement, the Company concluded that liability classification is warranted. The Company utilized the Black Scholes model to calculate the fair value of these warrants at the merger and reporting date.

The September 2018 Public Offering warrants contain a down round feature, except for exempt issuances as defined in the warrant agreement, in which the exercise price would immediately be reduced to match a dilutive issuance of common stock, options, convertible securities and changes in option price or rate of conversion. As of September 30, 2023, the down round feature was triggered five times and the exercise price of the warrants were reduced from $1,800.00 to $2.79. The warrants require liability classification as the warrant agreement requires the Company to maintain an effective registration statement and does not specify any circumstances under which settlement in other than cash would be permitted or required. In addition, the contract contains an unpermitted adjustment to the exercise price, and therefore precludes an equity classification. As a result, net cash settlement is assumed, and liability classification is warranted. The Company utilized the Black Scholes model to calculate the fair value of these warrants at the merger and reporting date.

In measuring the warrant liability for the warrants issued in the April 2021 Private Placement and September 2018 Public Offering at September 30, 2023, the Company used the following inputs in its Black Scholes model:

	September 30, 2023	January 19, 2023
Exercise Price	$55.73	$55.73
Stock Price	$0.94	$2.95
Expected Term	4.98 years	4.98 years
Volatility %	128%	117%
Risk Free Rate	4.60%	3.60%

For the nine months ended September 30, 2023, the Company reported a gain of approximately $138 due to changes in the fair value of the warrant liability

Convertible Note

On August 7, 2023, the Company entered into a convertible note agreement (the “Note”) with ISRAEL BIOTECH FUND I, L.P. The Note provides for the borrowing by the Company of up to $2.0 million dollars, which borrowings are expected to fund on or after September 1, 2023, or sooner under certain circumstances if required, which as of date of this filling have not been met. The Note is convertible into shares of the Company’s common stock under the terms described in the Note, with the expected mandatory conversion in the event of a PIPE (Private Investment into a Public Entity) with the minimum of $15 Million investment at a price equal to 65% of the lowest price offered in the PIPE.

On September 1, 2023 the company received the $2.0 million dollars, and since then no further payments have been made or withdrawn.

The Company has elected the fair value option to measure the Note upon issuance, in accordance with ASC 825-10. Under the fair value option, the Note is measured at fair value each period with changes in fair value reported in the consolidated statements of operations. According to ASC 825-10, changes in fair value that are caused by changes in the instrument-specific credit risk will be presented separately in other comprehensive income (loss).

The Note was valued using a probability-weighted expected return model, which incorporated significant unobservable inputs such as the likelihood of a voluntary Note conversion (30% likelihood), the Note being held to maturity (30% likelihood) and the Note mandatory conversion in a PIPE (40% likelihood). This resulted in an implied borrowing rate of 37.8% was used as an input to the fair value measurement. None of the change in fair value was deemed to be attributable to instrument-specific credit risk and thus the full amount of such change was recognized in the statements of operations.

In measuring the note for issued the Company used the following inputs:

	September 30, 2023	August 7, 2023
Stock price	$0.94	$1.15
Interest rate	7.4	7.3%
Implied discount	48.8%	40.6%
Volatility %	80.2%	74.5%
Risk Free Rate	4.60%	4.20%

For the nine months ended September 30, 2023, the Company reported change in fair value of not of approximately $68 as part of financial loss in the consolidated statement of operations.

AYALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5—FAIR VALUE MEASUREMENTS

As of September 30, 2022 the Company did not have any assets or liabilities carried at fair value on a recurring basis. The following table provide the liabilities carried at fair value measured on a recurring basis as of September 30, 2023:

Fair Value Measured at September 30, 2023

	Level 1	Level 2		Level 3	Total

Financial liabilities at fair value:
Convertible note	$-	$		$2,068	$2,068
Long term warrant liability	$-		$-	$65	$65
Total financial liabilities at fair value	$-		$-	$2,133	$2,133

The changes in the fair value of the Company’s Level 3 financial liabilities, which are measured on a recurring basis are as follows (in thousands):

	For the 9 months ended September 30, 2023	For the 3 months ended September 30, 2023
Beginning balance	-	67
Long term warrant assumed from Merger	203	-
Proceed from issuance of loan	$2,000	2,000
Revaluation recorded in financial income, net	(70)	66
Ending balance	2,133	2,133

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

The Subsidiary obtained a bank guarantee in the amount of approximately $191 thousand for its new office lease agreement.

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

The Company has the following operating ROU assets and lease liabilities:

	September 30, 2023
	ROU assets	Lease liabilities
Offices	$1,179	$1,350
Cars	97	62
Total operating leases	$1,276	$1,412

	December 31, 2022
	ROU assets	Lease liabilities
Offices	$1,273	$1,612
Cars	189	139
Total operating leases	$1,462	$1,751

	September 30,	December 31,
	2023	2022
	Lease liabilities	Lease liabilities
Current lease liabilities	$480	$419
Non-current lease liabilities	932	1,332
Total lease liabilities	$1,412	$1,751

The following table summarizes the lease costs recognized in the condensed consolidated statement of operations:

	For nine months	For nine months
	ended	ended
	September 30,	September 30,
	2023	2022
Operating lease cost	$348	$341
Variable lease cost	6	10
Total lease cost	$354	$351

	For three months	For three months
	ended	ended
	September 30,	September 30,
	2023	2022
Operating lease cost	$79	$120
Variable lease cost	-	-
Total lease cost	$79	$120

As of September 30, 2023, the weighted-average remaining lease term and weighted-average discount rate for operating leases are 2.7 years and 7.4%, respectively.

AYALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENT LIABILITIES (continued):

The following table summarizes the future payments of the Company for its operating lease liabilities:

September 30,
2023
2023 (from October 1)	$146
2024	380
2025	318
2026	308
2027	308
After 2027	411
Total undiscounted lease payments	$1,871
Less: Interest	459
Total lease liabilities – operating	$1,412

Purported Stockholder Claims

Purported Stockholder Claims Related to January 2023 Merger with Old Ayala

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

AYALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENT LIABILITIES (continued):

The Complaint asserts claims against all defendants under Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 14a-9 promulgated thereunder for omitting or misrepresenting material information from Old Ayala’s Proxy Statement and against the individual defendants under Section 20(a) of the Exchange Act for alleged “control person” liability with respect to such alleged omissions and misrepresentations. The allegations in the Complaint include that the Proxy Statement omitted material information regarding Old Ayala’s financial projections and the financial analyses of Old Ayala’s financial advisor for the January 2023 Merger. The Complaint seeks, among other relief, (1) to enjoin defendants from consummating the January 2023 Merger; (2) to enjoin a vote on the January 2023 Merger; (3) to rescind the January 2023 Merger Agreement or recover damages, if the Merger is completed; (4) a declaration that defendants violated Sections 14(a) or 20(a) and Rule 14a-9 of the Exchange Act; and (5) attorneys’ fees and costs. The complaint was never served on all defendants.

In addition, approximately nine purported stockholders of Old Ayala sent letters to those noted in the above-referenced Complaint alleging similar deficiencies in Old Ayala’s Proxy Statement (collectively, the “Demand Letters”).

At this time, the Company is unable to predict the likelihood of an unfavorable outcome with respect to the Complaint and the Demand Letters.

NOTE 7 – SUBSEQUENT EVENTS

Merger with Biosight

On July 26, 2023, the Company and its wholly owned subsidiary organized under the laws of the State of Israel, Advaxis Israel Ltd. (“Biosight Merger Sub”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Biosight Ltd. (“Biosight”), a privately-held Israeli pharmaceutical company developing innovative therapeutics for hematological malignancies and disorders. Under the terms of the Merger Agreement on October 18, 2023, Merger Sub merged (the “Biosight Merger”) with and into Biosight, which is now a wholly owned subsidiary of the Company. At completion of the Biosight Merger, Ayala’s then-current equity holders own approximately 45% and the former Biosight equity holders own approximately 55% of Ayala’s common stock.

Based on the agreement, Ayala Pharmaceuticals, Inc. is the legal acquirer in the Merger. In addition, the Company considered ASC 805-10-55 to determine the accounting acquirer in the Merger. As the Company holds a majority of the members of the governing body of the combined Company, the Company’s former management dominates the majority of the senior management of the combined Company and after considering all other factors according to ASC 805-10-55, the Company was identified as the accounting acquirer in the Merger. The Company has accounted for the Merger as a business combination according to ASC 805 “Business Combinations”.

Senior Convertible Notes

On November 17, 2023, the Company issued Senior Convertible Promissory Notes (collectively, the “Senior Convertible Notes”), in an aggregate amount of $4.0 million, to several existing lenders and investors in the Company, including Israel Biotech Fund I, L.P., Israel Biotech Fund II, L.P., Arkin Bio Ventures L.P. and Biotel Limited. The amounts borrowed by the Company under the Senior Convertible Notes are expected to be funded to the Company on or about November 20, 2023. The Senior Convertible Notes are convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at any time at the option of the noteholders, and are subject to mandatory conversion upon certain events. including a change of control transaction and certain financing transactions involving the Company, at a conversion price equal to the lower of (i) 50% of the Common Stock’s price per share as of market close on November 16, 2023 and (ii) 50% of the Common Stock’s price per share as of the close of market on the Trading Day immediately prior to the date of the Notice of Conversion, subject to certain adjustments. In connection with the issuance of the Senior Convertible Notes, the Company has issued to the noteholders warrants to purchase an aggregate of 15,000,000 shares of the Common Stock with an exercise price equal to the lower of (A) 50% of the Common Stock’s price per share as of market close on November 16, 2023 and (ii) 50% of the Common Stock’s price per share as of the close of market on the Trading Day immediately prior to the date of the Notice of Exercise of the warrant, subject to adjustment, which exercise may be on a cashless basis. The noteholders also have the right, pursuant to a Side Letter Agreement between the noteholders and the Company, to lend an additional $4.0 million dollars to the Company on the same terms. The Company and Israel Biotech Fund I, L.P. and Israel Biotech Fund II, L.P. also agreed to amend and restate the terms of the Senior Secured Convertible Promissory Notes issued by the Company on August 7, 2023 to conform to the terms of the Senior Convertible Notes, and issued to the holders of such notes warrants to purchase an aggregate of 7,500,000 shares of the Common Stock on the terms of the above-described warrants.

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

Recent Developments

Merger with Biosight

On July 26, 2023, the Company and its wholly owned subsidiary organized under the laws of the State of Israel, Advaxis Israel Ltd. (“Biosight Merger Sub”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Biosight Ltd. (“Biosight”), a privately-held Israeli pharmaceutical company developing innovative therapeutics for hematological malignancies and disorders. Under the terms of the Merger Agreement on October 18, 2023, Merger Sub merged (the “Biosight Merger”) with and into Biosight, which is now a wholly owned subsidiary of the Company. At completion of the Biosight Merger, Ayala’s then-current equity holders own approximately 45% and the former Biosight equity holders own approximately 55% of Ayala’s common stock.

Cost-reduction Plan Implementation and Reduction in Workforce

During the three months ended September 30, 2023, the Company had a reduction in workforce in which the employment of approximately 30% of the Company’s employees was terminated. This reduction in workforce has not yet required the Company to cease any major development efforts. Following the reduction in workforce, the Company had approximately 21 employees. The Company expects to be able to meet its financial obligations to its employees and to its creditors only if able to reach agreements on payment terms and secure additional funding. The Company is evaluating additional reductions in costs, including additional reductions in workforce expenses and is also actively working on securing additional funding to help meet current obligations.

Management and the Board are evaluating strategic alternatives that may be available. Should financing not be obtained, or another strategic alternative not consummated, management and the Board may consider other alternatives, including without limitation bankruptcy and liquidation of the Company or an assignment for the benefit of creditors.

As of September 30, 2023, the Company had approximately $2.1 million in cash and cash equivalents, and had approximately $1.6 million, as of the date of filing of this Form 10-Q, following the completion of the financing transactions on November 17, 2023 (the “November 17 Financing”), as described below. The Company has limited available cash resources and believes that its current resources will not, without additional funding, be sufficient to meet its current obligations on the date of issuance of these condensed consolidated financial statements, which are estimated at approximately $12 million, and $2 million Convertible note received on August 7, 2023. Also, The Company had deferred payments to its suppliers and its certain former officers starting approximately six months ago. The Company is in the process of obtaining deferrals for its current obligations.

Management has evaluated different strategies to obtain the required funding for future operations, including through public or private debt and equity financings, but despite its efforts, the Company has been unsuccessful, other than the November 17 Financing, in securing additional capital to fund operations and otherwise satisfy creditor obligations. Obtaining additional funding is essential to provide sufficient cash flow to meet current operating requirements. There can be no assurances that such financing will become available to the Company on satisfactory terms, or at all.

January 2023 Merger with Old Ayala

On October 18, 2022, the Company, which at the time was named Advaxis, Inc., entered into a Merger Agreement (the “Merger Agreement”), subject to shareholder approval, with the entity then known as Ayala Pharmaceuticals, Inc., with the Ayala Pharmaceuticals, Inc. shortly prior to the closing of the merger in January 2023 changing its name to Old Ayala Inc., (“Old Ayala”) and Doe Merger Sub, Inc. (“Merger Sub”), our direct, wholly-owned subsidiary. Under the terms of the Merger Agreement, Merger Sub merged with and into Old Ayala, with Old Ayala continuing as the surviving company and our wholly-owned subsidiary (the “January 2023 Merger”). Immediately after the January 2023 Merger, our stockholders as of immediately prior to the January 2023 Merger owned approximately 37.5% of the outstanding shares of the combined company and former Old Ayala shareholders owned approximately 62.5% of the outstanding shares of the combined company. The January 2023 Merger was accounted for a reverse acquisition pursuant to ASC 805-40.

At the effective time of the January 2023 Merger (the “Effective Time”), each share of common stock of Old Ayala issued and outstanding immediately prior to the Effective Time was converted into the right to receive a number of shares of the our common stock equal to the exchange ratio, 0.1874 shares of our common stock per Old Ayala share.

Overview

Following the January 2023 Merger and the Biosight Merger we are primarily a clinical-stage oncology company focused on developing and commercializing small molecule therapeutics for patients suffering from rare and aggressive cancers, primarily in genetically defined patient populations. Our differentiated development approach is predicated on identifying and addressing tumorigenic drivers of cancer, through a combination of our bioinformatics platform and next-generation sequencing to deliver targeted therapies to underserved patient populations. Our current portfolio of product candidates, AL101 and AL102, targets the aberrant activation of the Notch pathway using gamma secretase inhibitors. Gamma secretase is the enzyme responsible for Notch activation and, when inhibited, turns off the Notch pathway activation. Aberrant activation of the Notch pathway has long been implicated in multiple solid tumor and hematological cancers and has often been associated with more aggressive cancers. In cancers, Notch is known to serve as a critical facilitator in processes such as cellular proliferation, survival, migration, invasion, drug resistance and metastatic spread, all of which contribute to a poorer patient prognosis. AL101 and AL102 are designed to address the underlying key drivers of tumor growth, and our initial Phase 2 clinical data of AL101 suggest that our approach may address shortcomings of existing treatment options. We believe that our novel product candidates, if approved, have the potential to transform treatment outcomes for patients suffering from rare and aggressive cancers. We also continue to conduct certain operations relating to former Advaxis’ operations as clinical-stage biotechnology company focused on the development and commercialization of proprietary Listeria monocytogenes (“Lm”)-based antigen delivery products. These efforts are primarily focused on the development of ADXS-504, a Lm-based therapy for early-stage prostate cancer.

We also continue to conduct certain operations relating to Biosight’s operations which are focused on the development of Aspacytarabine (“BST-236”) – a novel proprietary anti-metabolite, prodrug of cytarabine, cytarabine covalently bound to asparagine. BST-236 enables delivery of high cytarabine doses to leukemia patients with lower systemic exposure to the free drug. BST-236 demonstrated monotherapy activity in Phase 2 studies. It is currently tested in a combination study, Ph1, together with Venetoclax, a BCL2 inhibitor. We believe this combination in unfit Acute myeloid Leukemia (“AML”) patients has the potential to improve response rates and survival.

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

In addition, we collaborated with Novartis International Pharmaceutical Limited, or Novartis, to develop AL102 for the treatment of multiple myeloma, or MM, in combination with Novartis’ B-cell maturation antigen, or BCMA, targeting therapies. On June 2, 2022, Novartis informed the Company that Novartis does not intend to exercise its option to obtain an exclusive license for AL102, thereby terminating the agreement. Novartis has informed that initial results from a phase 1 dose-escalation study of WVT078, a BCMA×CD3 bispecific antibody, in combination with AL102 in patients with multiple myeloma was presented at a medical conference.

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

Based on available AL101 clinical data in the ACC Notch positive population, Ayala expects to obtain clarity on the potential regulatory registration pathway with FDA by the second half of 2024. AL101 was granted Orphan Drug Designation in May 2019 for the treatment of adenoid cystic carcinoma, or ACC, and fast track designation in February 2020 for the treatment of R/M ACC. We reported interim data regarding the most recent safety efficacy, pharmacokinetics, and pharmacodynamics data from Phase 2 of the ACCURACY trial in June 2022 and final topline data was presented at a medical conference in October 2023.

As part of our efforts to focus our resources on the more advanced programs and studies including the RINGSIDE study in desmoid tumors and the ACCURACY study for ACC, we elected to cease the TENACITY trial, which was evaluating AL101 as a monotherapy in an open-label Phase 2 clinical trial for the treatment of patients with Notch-activated R/M TNBC.

We were originally incorporated in the State of Colorado on June 5, 1987 and later reorganized as a Delaware corporation in 2006. Our principal executive offices are located at 9 Deer Park Drive, Suite K-1, Monmouth Junction, New Jersey 08852. Old Ayala, the accounting acquirer in the January 2023 Merger, was incorporated as a Delaware corporation on November 14, 2017. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital and conducting research and development activities for our product candidates. To date, we have funded our operations primarily through the sales of common stock and convertible preferred stock.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses were approximately $23.4 million and $28.2 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $172.6 million. We anticipate that our expenses will increase significantly as we:

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

As of September 30, 2023, we had cash and cash equivalents of approximately $2.1 million. Due to the uncertainty in securing additional funding, and the insufficient amount of cash and cash equivalent resources on September 30, 2023, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within 1 month after the date of the filing of this Quarterly Report on Form 10-Q. See “— Liquidity and Capital Resources.” Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. We will need to generate significant revenues to achieve profitability, and we may never do so. Because of the numerous risks and uncertainties associated with the development of our current and any future product candidates, the development of our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses required for completing the research and development of our product candidates.

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

We are responsible for all future development and commercialization of AL101 and AL102. In consideration for the rights granted under the agreement, we paid BMS a payment of $6 million and issued to BMS 1,125,929 shares of Series A preferred stock valued at approximately $7.3 million. We are obligated to pay BMS up to approximately $142 million in the aggregate upon the achievement of certain clinical development or regulatory milestones and up to $50 million in the aggregate upon the achievement of certain commercial milestones by each product containing the licensed BMS compounds. In addition, we are obligated to pay BMS tiered royalties ranging from a high single-digit to a low teen percentage on worldwide net sales of all products containing the licensed BMS compounds.

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

Results of Operations (in thousands, except share and per share amounts)

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for nine months ended September 30, 2023 and 2022. The results of operations for the nine months ended September 30, 2023, reflect the operations of the post- January 2023 Merger combined company for the period from January 20, 2023 to September 30, 2023. The results of operations for the nine months ended September 30, 2022, reflect the operations solely of Old Ayala, which was the accounting acquirer in the January 2023 Merger.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues from licensing agreement and others	$-	$91	$13	$587
Cost of services	-	(91)	(13)	(497)
Gross profit	—	—	—	90
Operating expenses:
Research and development	5,683	7,199	18,671	20,282
General and administrative	1,448	2,881	8,815	7,586
Operating loss	(7,131)	(10,080)	(27,486)	(27,778)
Financial (loss) income, net	(143)	1	72	41
Loss before income tax	(7,274)	(10,079)	(27,414)	(27,737)
Taxes on income	(65)	(106)	4,015	(509)
Net loss	(7,339)	(10,185)	(23,399)	(28,246)
Net loss per share attributable to common stockholders, basic and diluted	$(1.53)	$(3.51)	$(5.03)	$(9.81)
Weighted average common shares outstanding, basic and	4,784,474	2,901,478	4,648,599	2,879,465

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

For the nine months ended September 30, 2023 and 2022, we recognized approximately $13 thousand in revenue and $587 thousand in revenue, respectively, mainly as a result of the Novartis Agreement. For the three months ended September 30, 2023 did not recognize any revenue while for the three months ended September 30, 2022, we recognized approximately $91 thousand in revenue mainly as a result of the Novartis Agreement.

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

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Research and development	$18,671	$20,282	$(1,611)	(7.94)%

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Research and development	$5,683	$7,199	$(1,516)	(21)%

Research and development expenses were $18.7 million for the nine months ended September 30, 2023 compared to $20.3 million for the nine months ended September 30, 2022. The decrease was due to the termination of the TENACITY trial and winding down of the ACCURACY trial offset by expenses incurred by the programs of former Advaxis.

Research and development expenses were $5.7 million for the three months ended September 30, 2023 compared to $7.2 million for the three months ended September 30, 2022. The decrease was due to the termination of the TENACITY trial and winding down of the ACCURACY trial offset by expenses incurred by the programs of former Advaxis.

The following table summarizes our research and development expenses by product candidate or development program for the three and nine months ended

September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Program-Specific Costs:
AL 101
ACC	292	940	1,545	2,703
TNBC (1)	793	926	1,680	3,460
General expenses	285	728	1,378	1,904
AL 102
General expenses	218	74	1,700	254
Desmoid	3,320	4,531	7,957	11,961
Other R&D expenses (Mainly Lm)	775	-	4,411	-
Total research and development expenses	$5,683	$7,199	$18,671	$20,282

(1)	As part of our efforts to focus our resources on the more advanced programs and studies including the RINGSIDE study in desmoid tumors and the ACCURACY study for ACC, we elected to cease the TENACITY trial, which was evaluating AL101 as a monotherapy in an open-label Phase 2 clinical trial for the treatment of patients with Notch-activated R/M TNBC.

We expect our research and development expenses to increase for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials.

General and Administrative Expenses	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	($ in thousands)
General and Administrative	$8,815	$7,586	$1,229	16%

	Three Months Ended September 30,
General and Administrative Expenses	2023	2022	$ Change	% Change
	($ in thousands)
General and Administrative	$1,448	$2,881	$(1,433)	(50)%

General and administrative expenses were $8.8 million for the nine months ended September 30, 2023 compared to $7.6 million for the nine months ended September 30, 2022. The increase was mainly due to severance agreement obligations recognized in the period to former executives of $0.9 million in salary compensation and $1.1 million in stock-based compensation due to acceleration of options as part of severance agreement.

General and administrative expenses were $1.5 million for the three months ended September 30, 2023, compared to $2.9 million for the three months ended September 30, 2022. The decrease was mainly due to reduction in personnel costs.

Financial Loss, net

Financial income, net was $72 thousand for the nine months ended September 30, 2023 compared to financial gain of $41 thousand for the nine months ended September 30, 2022. The main change is due to the revaluation of the convertible note during Q3 2023.

Financial loss, net was $143 thousand for the three months ended September 30, 2023 compared to $1 thousand for the three months ended September 30, 2022. The main change is due to the revaluation of the convertible note.

Taxes on income

Taxes on Income expenses were $65 thousand for the three months ended September 30, 2023, compared to $106 thousand for the three months ended September 30, 2022. The decrease was mainly due to reduction in stock-based compensation and payroll costs in Israel due to a reduction in personnel costs, as we pay tax based on our expenses in Israel.

Taxes on Income credit net was $4,015 thousand for the nine months ended September 30, 2023, compared to $509 thousand expenses for the nine months ended September 30, 2022. The credit amount was mostly due to receiving of $4.7 million of proceeds from the sale of our Net Operating Losses (“NOLs”) under the State of New Jersey NOL Transfer Program. This was recorded as a tax benefit and offset against income tax expense in the consolidated statement of operations.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net losses were approximately $23.4 million for the nine months ended September 30, 2023. As September 30, 2023, we had an accumulated deficit of $172.6 million. The company is actively seeking investments to fund the operations.

Funding Requirements

As of September 30, 2023, we had cash and cash equivalents of approximately $2.1 million, and had approximately $1.6 million as of the date of filing of this Form 10-Q, following the completion of certain financing transactions on November 17, 2023 (the “November 17 Financing”), as described in Part II, Item 5 of this Form 10-Q.

We believe based on our current operating plan, our existing cash and cash equivalents on hand as of the date of filing of this Form 10-Q will enable us to fund our operations assuming we can manage the timing of payment of our current obligations and are able to secure additional funding while maintaining a level of general and administrative expenses to support the business and continue focus on development of AL102. The Company expects to be able to meet its financial obligations to its employees and to its vendors only if able to reach agreements on payment terms and secure additional funding. The Company is evaluating additional reductions in costs including additional reductions in workforce expenses, to help meet current obligations.

Management has evaluated different strategies to obtain the required funding for future operations. Despite its efforts, the Company has been unsuccessful in securing additional capital to fund operations and otherwise satisfy creditor obligations. As a result, management and the Board are evaluating strategic alternatives that may be available. Should financing not be obtained, or another strategic alternative consummated, management and the Board may consider other alternatives, including without limitation bankruptcy and liquidation of the Company or an assignment for the benefit of creditors.

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

In June 2021, Old Ayala entered into an Open Market Sales Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as sales agent, pursuant to which Old Ayala was able to, from time to time, issue and sell common stock with an aggregate value of up to $200.0 million in “at-the-market” offerings (the “ATM”), under a registration statement on Form S-3 filed with the SEC. Sales of common stock, if any, pursuant to the Sales Agreement, could be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through The Nasdaq Global Market or on any other existing trading market for our common stock. During the nine months ended September 30, 2022, Old Ayala sold a total of 918 shares of its common stock for total gross proceeds of approximately $47 thousand.

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

On October 18, 2022, the Company, which at the time was named Advaxis, Inc., entered into a Merger Agreement (the “Merger Agreement”), with entity then known as Ayala Pharmaceuticals, Inc. following its January 2023 name change to Old Ayala, Inc., (“Old Ayala”) and Doe Merger Sub, Inc. (“Merger Sub”), a direct, wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement, Merger Sub merged with and into Old Ayala, with Old Ayala continuing as the surviving company and a wholly-owned subsidiary of the Company (the “January 2023 Merger”). Immediately after the January 2023 Merger, former Advaxis stockholders as of immediately prior to the January 2023 Merger own approximately 37.5% of the outstanding shares of the combined Company and former Old Ayala shareholders own approximately 62.5% of the outstanding shares of the combined Company.

At the effective time of the January 2023 Merger (the “Effective Time”), each share of share capital of Old Ayala issued and outstanding immediately prior to the Effective Time was converted into the right to receive a number of shares of the Company’s common stock, par value $0.001 per share, equal to the exchange ratio, 0.1874 shares of the Company’s common stock per Old Ayala share.

Cash Flows

The following table summarizes our cash flow for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
	($ in thousands)
Cash flows (used in) provided by:
Operating activities	(22,283)	(26,342)
Financing activities	22,001	512
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26)	-
Increase (decrease) in cash and cash equivalents and restricted cash	(308)	(25,830)

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2023 of approximately $22.3 million was primarily attributable to our net loss of $23.4 million, adjusted for non-cash expenses of $1.4 million, which includes stock-based compensation of $1.3 million, and a net increase in working capital of $0.3 million.

Net cash used in operating activities during the nine months ended September 30, 2022 of approximately $26.3 million was primarily attributable to our net loss of $28.2 million, adjusted for non-cash expenses of $2.0 million, which includes stock-based compensation of $1.9 million, and a net increase in working capital of $0.1 million.

Investing Activities

We did not have any cash provided by investing activities during the nine months ended September 30, 2023 and 2022.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2023 of $22.0 million is attributable to the January 2023 Merger.

Net cash provided by financing activities during the nine months ended September 30, 2022 of $512 thousand was attributable to sales of securities by Old Ayala.

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

As of September 30, 2023, we had cash and cash equivalents of $2.1 million. We evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern after the date that the unaudited condensed consolidated financial statements are issued. Due to the uncertainty in securing additional funding, and the insufficient amount of cash and cash equivalent resources at September 30, 2023, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Report on Form 10-Q. Our future capital requirements will depend on many factors, including:

●	the costs of consummating the January 2023 Merger and the Biosight Merger.;

●	our receipt of funds pursuant to bridge financing arrangements that we have recently entered into

●	the costs of conducting future clinical trials of AL102;

●	the cost of manufacturing additional material for future clinical trials of AL102;

●	The cost of conducting and completing clinical trials of BST-236;

●	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop or acquire, if any;

●	the costs, timing and outcome of regulatory review of our product candidates;

●	the achievement of milestones or occurrence of other developments that trigger payments under any current or future license, collaboration or other agreements;

●	the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining, protecting and enforcing our intellectual property rights and defending intellectual property-related claims;

●	our headcount growth and associated costs as we expand our business operations and our research and development activities; and

●	the costs of operating as a public company.

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements could not be prevented or detected on a timely basis. We have identified material weaknesses in our controls related to the aggregation of open control deficiencies across the Company’s financial reporting processes because the controls were not fully designed and operating effectively.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting.

Changes in Internal control over Financial Reporting

During the fiscal quarter ended September 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

However, management has identified a material weakness in internal controls related to the aggregation of open control deficiencies across the Company’s financial reporting processes.

Remediation Plan for the Material Weakness

Management is committed to the remediation of the material weakness described above, as well as the continued improvement of the Company’s internal control over financial reporting. Management has implemented and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented and operating effectively.

Management is re-assessing the design of manual controls and modifying processes designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses, including but not limited to, (a) frequent communications between our Audit Committee and management regarding our financial reporting and internal control environment and (b) planned upgrading of the finance, accounting and reporting functions through the addition of experienced and qualified resources.

We will continue to evaluate and improve the internal controls over financial reporting and take additional measures to address control deficiencies. Management will test and evaluate the implementation of internal controls and revised processes to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in our financial statements.

We believe that once these actions have been completed, it will remediate the material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded that controls are operating effectively. The elements of our remediation plan can only be accomplished over time. We can offer no assurance that the elements of our remediation plan initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See the matters set forth in note 4, “Commitments and Contingent Liabilities – Purported Stockholder Claims” in the Notes to Condensed Consolidated Financial Statements included herein.

Item 1A. Risk Factors.

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended October 31, 2022, except for the following:

Situation in Israel

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in thousands of deaths and injuries, and Hamas additionally kidnapped many Israeli civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and commenced a military campaign against Hamas. The Company cannot currently predict the intensity or duration of Israel’s war against Hamas, nor can predict how this war will ultimately affect the Company’s business and operations or Israel’s economy in general.

Despite recent cost-saving measures, our cash and cash equivalents are not sufficient to fund, assuming we can manage the time of payment of our current obligations and are able to secure additional funding and our Board currently is evaluating several options, including bankruptcy and liquidation of the Company and an assignment for the benefit of creditors.

As of September 30, 2023, we had cash and cash equivalents of approximately $2.1 million, and had approximately $1.6 million as of the date of filing of this Form 10-Q, following the completion of certain financing transactions on November 17, 2023 (the “November 17 Financing”), as described in Part II, Item 5 of this Form 10-Q. We believe based on our current operating plan, our existing cash and cash equivalents on hand as of the filing date of this Form 10-Q will enable us to fund our operations, assuming we can manage the time of payment of our current obligations and are able to secure additional funding. As of the filing date of this Form 10-Q, the Board is evaluating several options, including additional financing as well as strategic alternatives that may be available. Should financing not be obtained, or another strategic alternative consummated, management and the Board may consider other alternatives, including without limitation bankruptcy and liquidation of the Company or an assignment for the benefit of creditors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during our fiscal quarter ended September 30, 2023.

Information Regarding November 17, 2023 Financing Transactions

On November 17, 2023, the Company issued Senior Convertible Promissory Notes (collectively, the “Senior Convertible Notes”), in an aggregate amount of $4.0 million, to several existing lenders and investors in the Company, including Israel Biotech Fund I, L.P., Israel Biotech Fund II, L.P., Arkin Bio Ventures L.P. and Biotel Limited. The amounts borrowed by the Company under the Senior Convertible Notes are expected to be funded to the Company on or about November 20, 2023. The Senior Convertible Notes are convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at any time at the option of the noteholders, and are subject to mandatory conversion upon certain events, including a change of control transaction and certain financing transactions involving the Company, at a conversion price equal to the lower of (i) 50% of the Common Stock’s price per share as of market close on November 16, 2023 and (ii) 50% of the Common Stock’s price per share as of the close of market on the Trading Day immediately prior to the date of the Notice of Conversion, subject to certain adjustments. In connection with the issuance of the Senior Convertible Notes, the Company has issued to the noteholders warrants to purchase an aggregate of 15,000,000 shares of the Common Stock with an exercise price equal to the lower of (A) 50% of the Common Stock’s price per share as of market close on November 16, 2023 and (ii) 50% of the Common Stock’s price per share as of the close of market on the Trading Day immediately prior to the date of the Notice of Exercise of the warrant, subject to adjustment, which exercise may be on a cashless basis.

The noteholders also have the right, pursuant to a Side Letter Agreement (New Notes) between the noteholders and the Company, to lend an additional $4.0 million dollars to the Company on the same terms, including warrant coverage. This right is exercisable until the earliest of (i) May 17, 2024, (ii) the date of consummation of a Change of Control Transaction, and (iii) the date of consummation of a Financing Transaction (both as defined in the New Side Letter Agreement.

The Company and Israel Biotech Fund I, L.P. and Israel Biotech Fund II, L.P. also agreed to amend and restate the terms of the Senior Secured Convertible Promissory Notes issued by the Company on August 7, 2023, as previously disclosed by the Company in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (the “Existing Secured Notes”), to conform to the terms of the Senior Convertible Notes, and issued to the holders of the Existing Secured Notes warrants to purchase an aggregate of 7,500,000 shares of the Common Stock on the terms of the above-described warrants.

Those members of the Company’s Board of Directors who are associated with Israel Biotech Fund I, L.P., Israel Biotech Fund II, L.P. and Arkin Bio Ventures L.P. did not participate in any of the deliberations or decisions with respect to the transactions described in this paragraph, all of which were reviewed and approved by the disinterested members of the Board.

In connection with the issuance of the Senior Convertible Notes, the Company also entered into a new Side Letter Agreement for Conversion dated November 17, 2023 (the “New Side Letter Agreement”) with the Investors. Pursuant to the New Side Letter Agreement, the Company and the Investors agreed that until the earliest of (i) November 17, 2028, (ii) the date of consummation of a Change of Control Transaction, and (iii) the date of consummation of a Financing Transaction (both as defined in the New Side Letter Agreement, the Investors shall have the right (but not the obligation) to purchase senior convertible promissory notes of the Company on the same terms (including with respect to warrant coverage) of the Senior Convertible Notes, up to an aggregate amount of $1,458,000.

In addition, the Company and the lenders under the Senior Convertible Notes and the Existing Secured Notes entered into a Subordination Agreement dated as of November 17, 2023 (the “Subordination Agreement”), and the Company and the parties to the Senior Convertible Notes entered into a Registration Rights Agreement dated as of November 17, 2023 (the “Registration Rights Agreement”) providing to the holders of the notes and the warrants customary rights with respect to the registration of the shares of Common Stock issuable upon conversion of the notes or exercise of the warrants under the Securities Act of 1933, as amended.

The Senior Convertible Notes, the amended and restated Existing Secured Notes. the warrants issued in connection therewith, and the shares of Common Stock issuable pursuant to the exercise of such warrants, are being offered and sold pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof, for the sale of securities not involving a public offering.

Following the issuance of the Senior Convertible Notes, the amendment and restatement of the Existing Secured Notes, the issuance of the warrants described in this Item 5 and the entry into of the New Side Letter Agreement, Israel Biotech Fund I, L.P. and Israel Biotech Fund II, L.P. own approximately _59% of the Common Stock on a fully converted basis. Israel Biotech Fund I, L.P. and Israel Biotech Fund II, L.P. invested $2.4 million in the Senior Convertible Notes and $2.0 million in the Existing Secured Notes, from their funds held for investment.

The foregoing summaries of the Senior Convertible Notes, the amended and restated Existing Secured Notes, the warrants issued in connection with the Senior Convertible Notes, the warrants issued in connection with the amended and restated Existing Secured Notes, the New Side Letter Agreement, the Subordination Agreement and the Registration Rights Agreement do not purport to be complete and are qualified in their entireties by reference to the full copies of such agreements and instruments, which are attached as exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6 and 10.7, respectively, to this Form 10-Q and incorporated into this Item 5 by reference.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q (unless otherwise indicated, the file number with respect to each filed document is 001-36138):

Exhibit Number	Description	Form	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1	Agreement and Plan of Merger and Reorganization, by and among the Company, Advaxis Israel Ltd., a company organized under the laws of the State of Israel and a wholly owned subsidiary of the Company (“Merger Sub”), and Biosight. Ltd., dated as of July 26, 2023.	8-K	2.1	August 1, 2023

10.1(1)	Amended and Restated Senior Secured Convertible Promissory Note, dated November 17, 2023, by and between Ayala Pharmaceuticals, Inc. and Israel Biotech Fund I, L.P.				*

10.2(2)	Senior Convertible Promissory Note, dated November 17, 2023, by and between Ayala Pharmaceuticals, Inc. and Israel Biotech Fund I, L.P.				*

10.3(3)	Common Stock Purchase Warrant (Convertible Note), dated November 17, 2023, issued by Ayala Pharmaceuticals, Inc. to Israel Biotech Fund I, L.P.				*

10.4(4)	Common Stock Purchase Warrant (Secured Note), dated November 17, 2023, issued by Ayala Pharmaceuticals, Inc. to Israel Biotech Fund I, L.P.				*

10.5	Side Letter Agreement (New Notes), dated November 17, 2023, by and among Ayala Pharmaceuticals, Inc., Israel Biotech Fund I, L.P., Israel Biotech Fund II, L.P., Arkin Bio Ventures L.P., Biotel Limited and Arkin Communication Ltd.				*

10.6	Subordination Agreement, dated November 17, 2023, by and among Ayala Pharmaceuticals, Inc., Israel Biotech Fund I, L.P. and Israel Biotech Fund II, L.P., Arkin Bio Ventures L.P. and Biotel Limited				*

10.7	Registration Rights Agreement, dated November 17, 2023, by and among Ayala Pharmaceuticals, Inc., Israel Biotech Fund I, L.P., Israel Biotech Fund II, L.P., Arkin Bio Ventures L.P., Biotel Limited and Arkin Communication Ltd.				*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				*
101.SCH	Inline XBRL Taxonomy Extension Schema Document				*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				*

(1) Pursuant to Instruction 2 to Item 601 of Regulation S-K, the Company has filed a copy of one Amended and Restated Senior Secured Convertible Promissory Note, and has set forth as follows the other document omitted. The Company acknowledges that the Commission may at any time in its discretion require filing of copies of any documents so omitted.

1.	Amended and Restated Senior Secured Convertible Promissory Note, dated November 17, 2023, by and between Ayala Pharmaceuticals, Inc. and Israel Biotech Fund II, L.P.

(2) Pursuant to Instruction 2 to Item 601 of Regulation S-K, the Company has filed a copy of one Senior Convertible Promissory Note, and has set forth as follows the other documents omitted. The Company acknowledges that the Commission may at any time in its discretion require filing of copies of any documents so omitted.

1.	Senior Convertible Promissory Note, dated November 17, 2023, by and between Ayala Pharmaceuticals, Inc. and Israel Biotech Fund II, L.P.

2.	Senior Convertible Promissory Note, dated November 17, 2023, by and between Ayala Pharmaceuticals, Inc. and Arkin Bio Ventures L.P.

3.	Senior Convertible Promissory Note, dated November 17, 2023, by and between Ayala Pharmaceuticals, Inc. and Biotel Limited.

(3) Pursuant to Instruction 2 to Item 601 of Regulation S-K, the Company has filed a copy of one Common Stock Purchase Warrant (Convertible Note), and has set forth as follows the other documents omitted. The Company acknowledges that the Commission may at any time in its discretion require filing of copies of any documents so omitted.

1.	Common Stock Purchase Warrant (Convertible Note), dated November 17, 2023, issued by Ayala Pharmaceuticals, Inc. to Israel Biotech Fund II, L.P.

2.	Common Stock Purchase Warrant (Convertible Note), dated November 17, 2023, issued by Ayala Pharmaceuticals, Inc. to Arkin Bio Ventures L.P.

3.	Common Stock Purchase Warrant (Convertible Note), dated November 17, 2023, issued by Ayala Pharmaceuticals, Inc. to Biotel Limited.

(4) Pursuant to Instruction 2 to Item 601 of Regulation S-K, the Company has filed a copy of one Common Stock Purchase Warrant (Secured Note), and has set forth as follows the other document omitted. The Company acknowledges that the Commission may at any time in its discretion require filing of copies of any documents so omitted.

1.	Common Stock Purchase Warrant (Secured Note), dated November 17, 2023, issued by Ayala Pharmaceuticals, Inc. to Israel Biotech Fund II, L.P.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYALA Pharmaceuticals, Inc.

Date: November 20, 2023	By:	/s/ Kenneth Berlin
Kenneth Berlin
President and Chief Executive Officer
(principal executive officer)

Date: November 20, 2023	By:	/s/ Roy Golan
Roy Golan
Chief Financial Officer
(principal financial and accounting officer)

